Form 10-Q
period 1996-06-30
YAHOO INC
filed 1996-08-14
CIK 1011006

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                     For the quarterly period ended June 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                    For the transition period from _____ to _____

                            Commission File Number 0-28018

                                     YAHOO! INC.
                (Exact name of Registrant as specified in its charter)


         California                                      77-0398689
  -----------------------------------            -----------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)



                              3400 Central Expressway
                      Suite 201, Santa Clara, California 95051
                  --------------------------------------------------
                       (Address of principal executive offices)

                                    (408) 731-3300
                                 -------------------
                             (Issuer's telephone number)


    Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
YES [X ]    NO [ ]

    There were 26,262,014 shares of the issuer's Common Stock outstanding as of August 12, 1996.


                               Page 1 of 15 Total Pages
                               Exhibit Index at Page 15

                                     YAHOO! INC.

                                        INDEX

PART I.       FINANCIAL INFORMATION                                  PAGE NO.

Item 1.       Financial Statements (Unaudited)

              Condensed Balance Sheets
                 June 30, 1996 and December 31, 1995 . . . . . . . .    3

              Condensed Statements of Operations
                 Three months ended June 30, 1996 and 1995;
                 Six months ended June 30, 1996 and 1995 . . . . . .    4

              Condensed Statements of Cash Flows
                 Six months ended June 30, 1996 and 1995 . . . . . .    5

              Notes to Condensed Financial Statements. . . . . . . .    6

Item 2.       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations. .    8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings. . . . . . . . . . . . . . . . . . .   13

Item 2.       Changes in Securities. . . . . . . . . . . . . . . . .   13

Item 3.       Defaults Upon Senior Securities. . . . . . . . . . . .   13

Item 4.       Submission of Matters to a Vote of Security Holders. .   13


Item 5.       Other Information. . . . . . . . . . . . . . . . . . .   13

Item 6.       Exhibits and Reports on Form 8-K . . . . . . . . . . .   13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

Item 1.  Financial Statements        YAHOO! INC.
                               Condensed Balance Sheets


                                           June 30, 1996      December 31, 1995
                                         ---------------      -----------------
ASSETS                                      (Unaudited)
Current assets:
  Cash and cash equivalents                 $62,954,000             $5,297,000
  Short-term investments                     24,252,000                     --
  Accounts receivable, net                    1,999,000                815,000
  Prepaid expenses                              910,000                     --
                                         --------------       ----------------
           Total current assets              90,115,000              6,112,000

Long-term investments                        14,974,000                     --
Property and equipment, net                     679,000                186,000
                                         --------------       ----------------
                                           $105,768,000             $6,298,000
                                         --------------       ----------------
                                         --------------       ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $437,000                $20,000
  Accrued expenses and other current
    liabilities                               1,869,000                491,000
  Deferred revenue                              401,000                174,000
  Due to related party                           33,000                 35,000
  Current portion of lease obligations               --                 31,000
                                         --------------       ----------------
           Total current liabilities          2,740,000                751,000
                                         --------------       ----------------
Lease obligations                                    --                 97,000

Shareholders' equity:
  Series A Convertible Preferred Stock               --                  5,000
  Series B Convertible Preferred Stock               --                  3,000
  Common Stock                                   99,000                     --
  Additional paid-in capital                104,848,000              6,076,000
  Accumulated deficit                        (1,919,000)              (634,000)
                                         --------------       ----------------
           Total shareholders' equity       103,028,000              5,450,000
                                         --------------       ----------------
                                           $105,768,000             $6,298,000
                                         --------------       ----------------
                                         --------------       ----------------


The accompanying notes are an integral part of these financial statements.

                                     YAHOO! INC.
                          Condensed Statements of Operations
                                     (Unaudited)



                                Three Months Ended        Six Months Ended
                           -----------------------     -----------------------
                              June 30,     June 30,      June 30,     June 30,
                                1996       1995 (a)        1996       1995 (a)
                          -----------   ----------     ----------   ----------
Net revenues               $3,274,000         $ --     $5,007,000         $ --
Cost of revenues              520,000       26,000        687,000       26,000
                          -----------   ----------     ----------   ----------
      Gross profit (loss)   2,754,000      (26,000)     4,320,000      (26,000)
                          -----------   ----------     ----------   ----------


Operating expenses:
  Sales and marketing       3,290,000       60,000      4,150,000       60,000
  Product development       1,037,000       18,000      1,367,000       18,000
  General and
    administrative            762,000      262,000      1,249,000      262,000
                          -----------   ----------     ----------   ----------
      Total operating
       expenses             5,089,000      340,000      6,766,000      340,000
                          -----------   ----------     ----------   ----------

Loss from operations       (2,335,000)    (366,000)    (2,446,000)    (366,000)
Investment income, net        969,000       11,000      1,161,000       11,000
                          -----------   ----------     ----------   ----------


Net loss                  ($1,366,000)   ($355,000)   ($1,285,000)   ($355,000)
                          -----------   ----------     ----------   ----------
                          -----------   ----------     ----------   ----------

Net loss per share             ($0.05)      ($0.02)        ($0.06)      ($0.02)
                          -----------   ----------     ----------   ----------
                          -----------   ----------     ----------   ----------

Weighted average common
   shares and common
   equivalent shares       26,456,000   22,541,000     22,887,000   22,541,000



(a) Includes the Company's results from March 5, 1995 (inception) through June 30, 1995.




      The accompanying notes are an integral part of these financial statements.

                                     YAHOO! INC.
                          Condensed Statement of Cash Flows
                                     (Unaudited)



                                                          Six Months Ended
                                                      ------------------------
                                                        June 30,      June 30,
                                                      -----------   ----------
                                                          1996        1995 (a)
                                                      -----------   ----------
Cash flows from operating activities:
  Net loss                                            ($1,285,000)   ($355,000)
  Adjustment to reconcile net loss to net cash
    used for operating activities:
      Depreciation and other noncash charges              257,000       78,000
      Changes in assets and liabilities:
        Accounts receivable, net                       (1,184,000)          --
        Prepaid expenses                                 (910,000)          --
        Accounts payable and accrued liabilities        1,686,000       22,000
        Deferred revenue                                  227,000           --
                                                      -----------   ----------
           Net cash used by operating activities       (1,209,000)    (255,000)
                                                      -----------   ----------

Cash flows used for investing activities:
  Acquisition of property and equipment, net             (643,000)     (68,000)
  Purchase of investments, net                        (39,226,000)          --
                                                      -----------   ----------
           Net cash used by investing activities      (39,869,000)     (68,000)
                                                      -----------   ----------

Cash flows from financing activities:
  Proceeds form issuance of stock, net                 98,863,000    1,003,000
  Repayment of lease obligations                         (128,000)          --
                                                      -----------   ----------
           Net cash provided by financing activities   98,735,000    1,003,000
                                                      -----------   ----------


Net change in cash and cash equivalents                57,657,000      680,000
Cash and cash equivalents at beginning of period        5,297,000           --
                                                      -----------   ----------

Cash and cash equivalents at end of period            $62,954,000     $680,000
                                                      -----------   ----------
                                                      -----------   ----------


(a) Includes the Company's results from March 5, 1995 (inception) through June 30, 1995.


      The accompanying notes are an integral part of these financial statements.

                                     YAHOO! INC.

                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:


     Yahoo! Inc. (the "Company") develops and maintains YAHOO!, a branded Internet navigational service that is among the most widely used guides for information and discovery on the World Wide Web. The Company was incorporated in California on March 5, 1995 and commenced operation on that date. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Registration Statement on Form SB-2 (No. 333-2142-LA), including the related Prospectus dated April 12, 1996 (the "Registration Statement"). Certain prior period balances have been reclassified to conform with current period presentation.

NOTE 2 - INVESTMENTS:

     The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) and, accordingly, classifies investment securities as held-to-maturity, trading or available-for-sale.


At June 30, 1996, short-term and long-term investments consists primarily of corporate debt securities and debt instruments of the U.S. Government and U.S. Government agencies and were classified as available-for-sale. At December 31, 1995, the Company did not hold any short-term investments. Unrealized holding gains at June 30, 1996 were not significant.

                                     YAHOO! INC.

                                     (UNAUDITED)


NOTE 3 - SHAREHOLDERS' EQUITY:

     On April 12, 1996, the Company completed its initial public offering of 2,990,000 shares of its Common Stock. Net proceeds to the Company aggregated approximately $35,000,000. As of the closing date of the offering, all of the Convertible Preferred Stock and Mandatorily Redeemable Convertible Preferred Stock outstanding was converted into an aggregate of 12,850,072 shares of Common Stock.


NOTE 4 - PER SHARE AMOUNTS:

     Net loss per share is computed using the weighted average number of common shares outstanding during the period. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and Staff Policy, such computations for periods ending prior to the Company's initial public offering include all common and common equivalent shares issued during the twelve months prior to the Initial Public Offering using the treasury stock method. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options (using the treasury stock method).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS DOCUMENT ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THE RISKS AND UNCERTAINTIES DISCUSSED BELOW, AS WELL AS THE OTHER RISKS SET FORTH IN THE "RISK FACTORS" SECTION INCLUDED IN THE REGISTRATION STATEMENT.

OVERVIEW

     Yahoo! offers a branded Internet navigational service that is among the most widely used guides to information and discovery on the World Wide Web (the "Web"). From March 5, 1995 (Inception) to June 30, 1996, the Company's operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, performing product development and investing in sales and marketing programs. The Company commenced selling advertisements on its Web pages and recognized its initial revenues in August 1995.

     The Company derives substantially all of its revenues from the sale of advertisements. Advertising revenues are recognized in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that any advertisement appears in page views downloaded by users of YAHOO!. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue relating to advertising contracts. The Company's revenues are derived principally from the sale of advertisements on short-term contracts.
The Company's standard rates for advertising currently range from $0.02 to $0.06 per impression. To date, the duration of the Company's advertising commitments has ranged from one week to one year.

     The Company has an extremely limited operating history, and its prospects are subject to the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, upgrade its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. As of June 30, 1996, the Company had an accumulated deficit of $1,919,000. Although the Company has experienced revenue growth in recent periods, there can be no assurance that revenues of the Company will continue to increase or continue at their current level. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period to period comparisons of its operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance. The Company currently expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional media properties. In addition, in March 1996, the Company entered into an agreement with Netscape Communications Corporation (Netscape) whereby it has been designated as one of five "Premier Providers." Under the terms of this agreement, the Company will be required to make payments of up to $5 million over the course of the one year term of this agreement, which commenced in mid-April 1996. In the future, other leading Web sites, browser providers and other distribution channels may also require payments or other consideration in return for listing YAHOO! or other online properties of the Company. As a result of these factors, the Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

     As a result of the Company's extremely limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising contracts could have a material adverse effect on the Company's business, results of operations or financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, results of operations and financial condition. In addition, the Company plans to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional media properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially and adversely affected.

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in both Internet usage and advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of YAHOO! or other media properties developed by the Company, general economic conditions and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also expects that, in the future, it will experience seasonality in its business, with advertising impressions (and therefore revenues) being somewhat lower during the summer and year-end vacation and holiday periods, when usage of the web and the Companies services may be expected to decline. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

     Because the Company was engaged primarily in product development during each of the quarter ended June 30, 1995 and the period from inception (March 5, 1995) to June 30, 1995, and did not recognize any revenues during either such periods, and because of the significant growth in operating expenses from such periods in 1995 as compared to the same periods of 1996, the Company believes that a comparison of operating results for the three months ended June 30, 1995 and the period from inception (March 5, 1995) to June 30, 1995 versus the three months ended June 30, 1996 and the six months ended June 30, 1996, respectively, is not meaningful.

RESULTS OF OPERATIONS

   NET REVENUES

     Net revenues were $3,274,000 for the quarter ended June 30, 1996. The revenue increase of 89% from the first quarter ended March 31, 1996 was due primarily to an increase in the number of advertisers, from 112 in the quarter ended March 31, 1996 to 230 in the quarter ended June 30, 1996.
Many of the Company's customers purchase advertisements on a short-term basis. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages. During the quarter ended June 30, 1996, SOFTBANK Group indicated its intention to purchase directly or through SOFTBANK affiliates (including companies in which SOFTBANK has invested) $2,000,000 of advertising space for the period ending December 31, 1996. The Company cannot predict the timing or amount of advertising that SOFTBANK or its affiliates will purchase under this arrangement. As of June 30, 1996, SOFTBANK and its affiliates had not purchased any advertisements in connection with the above.

   COST OF REVENUES

     Cost of revenues consists of the expenses associated with the production and usage of the Company's online navigational guides. These costs primarily consist of fees paid to third parties for content included in the guides, Internet connection charges, compensation and equipment depreciation. Cost of revenues were $520,000 for the quarter ended June 30, 1996; or 16% of net revenues. The Company's $353,000 increase in cost of revenues from the quarter ended March 31, 1996, was primarily attributable to increases in the quantity and quality of content available on the Company's online navigational guide YAHOO! and other Internet navigational services, and increased usage of YAHOO! and the Company's other Internet navigational services. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately nine million page views per day in June 1996, compared with an average of approximately six million page views per day in March of 1996. The Company anticipates that its content and Internet connection expenses as a percentage of revenue will continue to increase for the foreseeable future, resulting in lower gross margins.

   OPERATING EXPENSES

     The Company's operating expenses have increased significantly since the Company's inception. This trend reflects the costs associated with the formation of the Company, the development of infrastructure and increased efforts to commercialize the Company's products and services. The Company believes that continued expansion of its operations is essential to enhance and extend the YAHOO! main site, establish branded properties in targeted markets and expand the Company's user and advertising base. As a consequence, the Company intends to continue to increase expenditures in all operating areas.

   SALES AND MARKETING

     Sales and marketing expenses consist primarily of third party sales commissions, compensation, advertising commissions, Netscape Preferred Provider costs, television advertising, public relations, travel and costs of promotional materials. Sales and marketing expenses were $3,290,000 for the quarter ended June 30, 1996, or 100% of net revenue. The 283% increase in sales and marketing expenses from the quarter ended March 31, 1996 was primarily attributable to increased expenses associated with television ad campaigns, expanding the Company's advertising sales and product management staffs, Netscape Premier Provider (which commenced in mid-April 1996) costs of $1,042,000, and increased commissions as a result of the $1,541,000 increase in net revenues in this period. The Company anticipates that sales and marketing expenses will increase in future periods as it continues to pursue an aggressive brand building strategy.

   PRODUCT DEVELOPMENT

     Product development expenses consist primarily of employee compensation to support new product development. Product development expenses were $1,037,000 for the quarter ended June 30, 1996, or 32% of net revenue. The $707,000 increase in product development expenses from the quarter ended March 31, 1996 was primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of YAHOO! and other Internet navigational services. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company intends to incur increased product development expenditures in future periods.

   GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of compensation and fees for professional services. General and administrative expenses were $762,000 for the quarter ended June 30, 1996, or 23% of net revenues. The $275,000 increase in general and administrative expenses from the quarter ended March 31, 1996 was primarily attributable to increased staffing and fees for professional services. The Company intends to increase the absolute dollar level of general and administrative expenses in future periods.

   INVESTMENT INCOME, NET

     Investment income, net of investment expense was $969,000 for the quarter ended June 30, 1996. The $777,000 increase in interest income, net of interest expense, from the quarter ended March 31, 1996 was primarily attributable to the increase in funds available for investment as a result of the sale of equity securities.

   INCOME TAXES

     No provision for federal and state income taxes has been recorded at June 30, 1996, as the Company expects to incur net losses for the foreseeable future. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating losses may be impaired in certain circumstances. Events which may cause such limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. At June 30, 1996, the effect of such limitation, if imposed, is not expected to be material. The Company has provided a full valuation allowance on deferred tax assets because of the uncertainty regarding realizability.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had $62,954,000 in cash and cash equivalents, $24,252,000 in short-term investments and $14,974,000 in long-term investments. The Company has primarily financed its operations through the sale of equity securities.

     The Company currently has no material commitments other than those under the operating leases. The Company anticipates a substantial increase in its capital expenditures and operating lease arrangements in 1996 consistent with its anticipated growth. The Company anticipates that capital expenditures in the year ending December 31, 1996 will be approximately $3,000,000, primarily for additions to the Company's networking and computer infrastructure, leasehold improvements and furniture. The Company anticipates payments to Netscape through March 31, 1997 of up to $5,000,000 and payments under the terms of an agreement with VISA International of up to $1,650,000 in connection with the development of a web navigational service to be focused on information and resources relating to the purchase of consumer products and services over the Internet. The Company believes that current cash balances and short-term investments will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's shareholders.

                             PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibit listed in the accompanying Index to Exhibits are filed as part of the Form 10-Q.

     b. No reports on Form 8-K were filed by the Company during the period covered by this Report on Form 10-Q.

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        YAHOO! INC.



     DATED: AUGUST 13, 1996               BY:  /S/  GARY VALENZUELA
                                             --------------------------------
                                             SENIOR VICE PRESIDENT, FINANCE AND
                                             ADMINISTRATION, AND CHIEF FINANCIAL
                                             OFFICER.
                                             (PRINCIPAL FINANCIAL OFFICER)


     DATED: AUGUST 13,1996                BY: /s/ JAMES J. NELSON
                                             --------------------------------
                                             CORPORATE CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

                                     YAHOO! INC.

                                  INDEX TO EXHIBITS


                                                                         EXHIBIT
TITLE                                                                        NO.
- - -----                                                                    -------

Value-Added Link Agreement,. . . . . . . . . . . . . . . . . . . . . . . . .10.1
date July 3, 1996 by and between
Yahoo! Inc. and Digital Equipment
Corporation

Joint Venture Agreement, dated . . . . . . . . . . . . . . . . . . . . . . .10.2
April 1, 1996, by and between
Yahoo! Inc. and SOFTBANK Corporation

Yahoo! Japan License Agreement,. . . . . . . . . . . . . . . . . . . . . . .10.3
dated April 1, 1996, by and between
Yahoo! Inc. and Yahoo! Japan
Corporation

Softbank Letter Agreement, . . . . . . . . . . . . . . . . . . . . . . . . .10.4
dated April 1, 1996 by and between
Yahoo! Inc. and SOFTBANK Group

Computation of Net Loss Per Share. . . . . . . . . . . . . . . . . . . . . . .11

Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . . .27