Form 10-Q
period 1996-09-30
YAHOO INC
filed 1996-11-14
CIK 1011006

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended September 30, 1996

/ / Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                     For the transition period from      to
                                                    ----   ----

                            Commission File Number 0-28018

                                     YAHOO! INC.
                (Exact name of Registrant as specified in its charter)

         California                                   77-0398689
  --------------------------------------       -------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)


                               3400 Central Expressway
                       Suite 201, Santa Clara, California 95051
                       ----------------------------------------
                       (Address of principal executive offices)

                                    (408) 731-3300
                             ---------------------------
                             (Issuer's telephone number)

    Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

YES /X/      NO / /

    There were 26,519,181 shares of the issuer's Common Stock outstanding as of November 5, 1996.


                               Page 1 of 16 Total Pages
                               Exhibit Index at Page 16

                                     YAHOO! INC.

                                        INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NO.

Item 1.  Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
              September 30, 1996 and December 31, 1995                    3

         Condensed Consolidated Statements of Operations
              Three months ended September 30, 1996 and 1995;
              Nine months ended September 30, 1996 and 1995               4

         Condensed Consolidated Statements of Cash Flows
              Nine months ended September 30, 1996 and 1995               5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                14

Item 2.  Changes in Securities                                            14

Item 3.  Defaults Upon Senior Securities                                  14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 5.  Other Information                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14

Signatures                                                                15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     YAHOO! INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                         September 30,      December 31,
                                                              1996              1995
                                                        ---------------    -------------
ASSETS                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                             $27,708,000       $5,297,000
    Short-term investments                                 58,747,000                -
    Accounts receivable, net                                3,101,000          815,000
    Prepaid expenses                                          651,000                -
                                                        ---------------    -------------
         Total current assets                              90,207,000        6,112,000

Long-term investments                                      14,330,000                -
Property and equipment, net                                 1,621,000          186,000
Investment in unconsolidated joint venture                    729,000                -
                                                        ---------------    -------------
                                                         $106,887,000       $6,298,000
                                                        ---------------    -------------
                                                        ---------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $1,211,000        $  20,000
    Accrued expenses and other current liabilities          3,044,000          491,000
    Deferred revenue                                          279,000          174,000
    Due to related party                                      163,000           35,000
    Current portion of lease obligations                            -           31,000
                                                        ---------------    -------------
         Total current liabilities                          4,697,000          751,000

Lease obligations                                                   -           97,000
Minority interests in consolidated subsidiaries               284,000                -

Shareholders' equity:
    Series A Convertible Preferred Stock                            -            5,000
    Series B Convertible Preferred Stock                            -            3,000
    Common Stock                                               99,000                -
    Additional paid-in capital                            104,871,000        6,076,000
    Accumulated deficit                                    (3,064,000)        (634,000)
                                                        ---------------    -------------
         Total shareholders' equity                       101,906,000        5,450,000
                                                        ---------------    -------------

                                                         $106,887,000       $6,298,000
                                                        ---------------    -------------
                                                        ---------------    -------------



      The accompanying notes are an integral part of these financial statements.

                                     YAHOO! INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)



                                                           Three Months Ended                   Nine Months Ended
                                                     -------------------------------    --------------------------------
                                                     September 30,      September 30,    September 30,      September 30,
                                                          1996              1995             1996              1995 (a)
                                                     -------------      ------------    --------------      ------------
Net revenues                                          $5,515,000          $288,000       $10,522,000          $288,000

Cost of revenues                                       1,038,000            45,000         1,725,000            71,000
                                                     -------------      ------------    --------------      ------------
      Gross profit                                     4,477,000           243,000         8,797,000           217,000

Operating expenses:

    Sales and marketing                                4,015,000           275,000         8,165,000           335,000

    Product development                                1,362,000            66,000         2,729,000            84,000

    General and administrative                         1,673,000           277,000         2,922,000           539,000
                                                     -------------      ------------    --------------      ------------
         Total operating expenses                      7,050,000           618,000        13,816,000           958,000
                                                     -------------      ------------    --------------      ------------

Loss from operations                                  (2,573,000)         (375,000)       (5,019,000)         (741,000)

Investment income, net                                 1,262,000             4,000         2,423,000            15,000

Minority interests in losses from operations
    of consolidated subsidiaries                         166,000                 -           166,000                -
                                                     -------------      ------------    --------------      ------------

Net loss                                             ($1,145,000)        ($371,000)      ($2,430,000)        ($726,000)
                                                     -------------      ------------    --------------      ------------
                                                     -------------      ------------    --------------      ------------

Net loss per share                                        ($0.04)           ($0.02)           ($0.10)           ($0.03)
                                                     -------------      ------------    --------------      ------------
                                                     -------------      ------------    --------------      ------------


Shares used in computing net loss per share           26,504,000        22,541,000        24,093,000        22,541,000




(a) Includes the Company's results from March 5, 1995 (inception) through September 30, 1995.



      The accompanying notes are an integral part of these financial statements.

                                     YAHOO! INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



                                                                     Nine Months Ended
                                                              -------------------------------
                                                               September 30,    September 30,
                                                                   1996            1995 (a)
                                                              --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   ($2,430,000)       ($726,000)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
         Depreciation and other noncash charges                    441,000           96,000
         Minority interests in losses from operations
            of consolidated subsidiaries                          (166,000)               -
         Changes in assets and liabilities:
              Accounts receivable, net                          (2,286,000)        (117,000)
              Prepaid expenses                                    (651,000)               -
              Accounts payable and accrued liabilities           3,872,000            96,000
              Deferred revenue                                     105,000            35,000
                                                              --------------    -------------
Net cash used in operating activities                           (1,115,000)        (616,000)
                                                              --------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment, net                  (1,759,000)        (115,000)
    Purchase of investments, net                               (73,077,000)               -
    Investment in unconsolidated joint venture                    (729,000)               -
                                                              --------------    -------------
Net cash used by investing activities                          (75,565,000)        (115,000)
                                                              --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of stock, net                        98,769,000        1,003,000
    Proceeds from minority investors                               450,000                -
    Repayment of lease obligations                                (128,000)               -
                                                              --------------    -------------
Net cash provided by financing activities                       99,091,000        1,003,000
                                                              --------------    -------------

Net change in cash and cash equivalents                         22,411,000          272,000
Cash and cash equivalents at beginning of period                 5,297,000                -
                                                              --------------    -------------

Cash and cash equivalents at end of period                     $27,708,000         $272,000
                                                              --------------    -------------
                                                              --------------    -------------



(a) Includes the Company's results from March 5, 1995 (inception) through September 30, 1995.



      The accompanying notes are an integral part of these financial statements.

                                     YAHOO! INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION:

    Yahoo! Inc. (the "Company") develops and maintains YAHOO!, a branded Internet navigational service that is among the most widely used guides for information and discovery on the World Wide Web. The Company was incorporated in California on March 5, 1995 and commenced operations on that date.

    The consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities owned 20% or more but less than majority owned and not otherwise controlled by the Company are accounted for under the equity method.

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


NOTE 2 - INVESTMENTS:

    The Company invests certain of its excess cash in debt instruments of the U.S. Government, its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered short-term investments and those with maturities greater than twelve months from the balance sheet date are considered long-term investments. The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115) and, accordingly, classifies investment securities as held-to-maturity, trading, or available-for-sale.

                                     YAHOO! INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


    At September 30, 1996, short-term and long-term investments consisted primarily of corporate debt securities and debt instruments of the U.S. Government and U.S. Government agencies and were classified as available-for-sale. At December 31, 1995, the Company did not hold any short-term or long-term investments. Unrealized holding gains at September 30, 1996 were not significant.

    On April 1, 1996, the Company signed a joint venture agreement with SOFTBANK Corporation, a 36% owner of the Company, whereby Yahoo! Japan Corporation was formed to establish and manage in Japan a Japanese version of the YAHOO! Internet Guide, develop related Japanese on-line navigational services, and conduct other related business. The Company's share of the joint venture is 40% and is being accounted for using the equity method.


NOTE 3 - MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES:

    On August 26, 1996, the Company entered into agreements with Visa International Service Association and another party to establish a new company, Yahoo! Marketplace, to develop and operate a navigational service focused on information and resources for the purchase of consumer products and services over the Internet. The Company currently owns approximately 53% of the equity interest in Yahoo! Marketplace (after giving effect to anticipated issuances of equity to management employees), and therefore, has consolidated the results of operations, balance sheet, and statement of cash flows. A portion of the minority interest on the balance sheet represents Visa's interest in the net assets of Yahoo! Marketplace.


NOTE 4 - SHAREHOLDERS' EQUITY:

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

                                     YAHOO! INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 5 - PER SHARE AMOUNTS:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, AND THE RISKS DISCUSSED UNDER THE CAPTION, "RISK FACTORS" IN THE REGISTRATION STATEMENT (A COPY OF WHICH IS AVAILABLE UPON REQUEST FROM THE COMPANY).

OVERVIEW

    Yahoo! offers a branded Internet navigational service that is among the most widely used guides to information and discovery on the World Wide Web (the "Web"). From March 5, 1995 (Inception) to September 30, 1996, the Company's operating activities related primarily to recruiting personnel, raising capital, purchasing operating assets, performing product development and investing in sales and marketing programs. The Company commenced selling advertisements on its Web pages and recognized its initial revenues in August 1995.

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

    The Company has an extremely limited operating history, and its prospects are subject to the risks, expenses, and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. To address these risks, the Company must, among other things, continue to respond to competitive developments, attract, retain, and motivate qualified personnel, implement and successfully execute its advertising sales strategy, develop and market additional media properties, upgrade its technologies, and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. As of September 30, 1996, the Company had an accumulated deficit of $3,064,000. Although the Company has experienced revenue growth in recent periods, there can be no assurance that revenues of the Company will continue to increase or continue at their current level. The extremely limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period to period comparisons of its operating results are not meaningful and the results for any period should not be relied upon as an indication of future performance. The Company currently expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development, and to develop and commercialize additional media properties. In addition, in March 1996, the Company entered into an agreement with Netscape Communications Corporation (Netscape) whereby it has been designated as one of five "Premier Providers." Under the terms of this agreement, the Company is required to make payments totaling $5 million over the course of the one year term of this agreement, which commenced in mid-April 1996. In the future, other leading
Web sites, browser providers, and other distribution channels may also require payments or other consideration in return for listing YAHOO! or other online properties of the Company. As a result of these factors, the Company expects to continue to incur significant losses on a quarterly and annual basis for the foreseeable future.

    As a result of the Company's extremely limited operating history, the Company does not have historical financial data for any significant period of time on which to base planned operating expenses. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising contracts could have a material adverse effect on the Company's business, results of operations, or financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, results of operations, and financial condition. In addition, the Company plans to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development, and to develop and commercialize additional media properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations, and financial condition will be materially and adversely affected.

    The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in both Internet usage and advertising placements, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes in the industry, technical difficulties with respect to the use of YAHOO! or other media properties developed by the Company, general economic conditions, and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company also expects that, in the future, it will experience seasonality in its business with advertising impressions (and therefore revenues) being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services decline. Additionally, seasonality may also affect the amount of customer advertising dollars placed with the Company in the first quarter of a calendar year. Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

    Because the Company was engaged primarily in product development during the quarter ended September 30, 1995 and the period from inception (March 5, 1995) to September 30, 1995, and only recognized an insignificant amount of revenues during these periods, and because of the significant growth in operating expenses from such periods in 1995 as compared to the same periods of 1996, the Company believes that a comparison of operating results for the three months ended September 30, 1995 and the period from inception (March 5, 1995) to September 30, 1995 versus the three months ended September 30, 1996 and the nine months ended September 30, 1996, respectively, is not meaningful.

RESULTS OF OPERATIONS

   NET REVENUES

    Net revenues were $5,515,000 for the quarter ended September 30, 1996. The revenue increase of 68% from the second quarter ended June 30, 1996 was due primarily to an increase in the number of advertisers, from 230 in the quarter ended June 30, 1996 to 340 in the quarter ended September 30, 1996. Many of the Company's customers purchase advertisements on a short-term basis. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages. During the quarter ended June 30, 1996, SOFTBANK Group, a 36% owner of the Company, indicated its intention to purchase directly or through SOFTBANK affiliates (including companies in which SOFTBANK has invested) $2,000,000 of advertising during the period ending December 31, 1996. These purchases commenced in the quarter ended September 30, 1996, and during this period, SOFTBANK and its affiliates purchased $800,000 of advertisements in connection with this arrangement at rates which are comparable with other large customers.

   COST OF REVENUES

    Cost of revenues consists of the expenses associated with the production and usage of the Company's online navigational guides. These costs primarily consist of fees paid to third parties for content included in the guides, Internet connection charges, equipment depreciation, and compensation. Cost of revenues were $1,038,000 for the quarter ended September 30, 1996; or 19% of net revenues. The Company's $518,000 increase in cost of revenues from the quarter ended June 30, 1996, was primarily attributable to increases in the quantity and quality of content available on the Company's online navigational guide YAHOO! and other Internet navigational services, and increased usage of YAHOO! branded properties and the Company's other Internet navigational services. As measured in page views (defined as electronic page displays), the Company delivered an average of over 14 million page views per day in September 1996, compared with an average of approximately 9 million page views per day in June of 1996. The Company anticipates that its content and Internet connection expenses as a percentage of revenue will continue to increase for the foreseeable future, which may result in lower gross margins as a percentage of revenue.

   OPERATING EXPENSES

    The Company's operating expenses have increased significantly since the Company's inception. This trend reflects the costs associated with the formation of the Company, the development of infrastructure, and increased efforts to commercialize the Company's products and services. The Company believes that continued expansion of its operations is essential to enhance and extend the YAHOO! main site, establish branded properties in targeted markets, and expand the Company's user and advertising base. As a consequence, the Company intends to continue to increase expenditures in all operating areas.

   SALES AND MARKETING

    Sales and marketing expenses consist primarily of Netscape Preferred Provider costs, advertising commissions, third party sales commissions, compensation, television advertising, public relations, travel, and costs of promotional materials. Sales and marketing expenses were $4,015,000 for the quarter ended September 30, 1996, or 73% of net revenue. The 22% increase in sales and marketing expenses from the quarter ended June 30, 1996 was primarily attributable to a full quarter of Netscape Preferred Provider costs, increased expenses associated with television ad campaigns, expanding the Company's advertising sales and product management staffs, and increased commissions as a result of the increase in advertising revenues in this period. The Company anticipates that sales and marketing expenses will increase in future periods as it continues to pursue an aggressive brand building strategy and builds a direct sales organization.

   PRODUCT DEVELOPMENT

    Product development expenses consist primarily of employee compensation to support new product development. Product development expenses were $1,362,000 for the quarter ended September 30, 1996, or 25% of net revenue. The $325,000 increase in product development expenses from the quarter ended June 30, 1996 was primarily attributable to increased staffing and associated costs relating to enhancing the features and functionality of YAHOO! and other online media properties. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company intends to incur increased product development expenditures in future periods.

   GENERAL AND ADMINISTRATIVE

    General and administrative expenses consist primarily of compensation and fees for professional services. General and administrative expenses were $1,673,000 for the quarter ended September 30, 1996, or 30% of net revenues. The $911,000 increase in general and administrative expenses from the quarter ended June 30, 1996 was primarily attributable to increased staffing, fees for professional services, and costs associated with registering the Company's trademarks in various countries. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods.

   INVESTMENT INCOME, NET

    Investment income, net of investment expense, was $1,262,000 for the quarter ended September 30, 1996. The $293,000 increase in interest income, net of interest expense, from the quarter ended June 30, 1996 was primarily attributable to a higher average investment balance from public offering proceeds received in early April 1996.

   INCOME TAXES

    No provision for federal and state income taxes has been recorded at September 30, 1996, as the Company expects to incur net losses for the foreseeable future. Under the Tax Reform Act of 1986, the amounts of and the benefits from net operating losses may be impaired in certain circumstances. Events which may cause such limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period. At September 30, 1996, the effect of such limitation, if imposed, is not expected to be material. The Company has provided a full valuation allowance on deferred tax assets because of the uncertainty regarding realizability.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company had cash, cash equivalents, and investments totaling $100,785,000 comprised of $27,708,000 in cash and cash equivalents, $58,747,000 in short-term investments and $14,330,000 in long-term investments. The Company has primarily financed its operations through the sale of equity securities.

    The Company currently has no material commitments other than those under operating leases. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements in 1996 consistent with increased staffing and anticipates that this will continue in the future. The Company has payments remaining to Netscape through April 10, 1997 of $2,625,000. The Company believes that current cash balances and short-term investments will be sufficient to fund its working capital and capital expenditures requirements for at least the next twelve months. Thereafter, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities will result in additional dilution to the Company's shareholders.

PART II -     OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Although the Company cannot predict the outcome of any proceeding, the Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


ITEM 2.  CHANGES IN SECURITIES

    None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


ITEM 5.  OTHER INFORMATION

    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

    b. No reports on Form 8-K were filed by the Company during the period covered by this Report on Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       YAHOO! INC.



Dated: November 14, 1996                    By:  /s/  Gary Valenzuela
                                             -------------------------------
                                            Senior Vice President, Finance
                                            and Administration, and Chief
                                            Financial Officer
                                            (Principal Financial Officer)


Dated: November 14, 1996                    By:  /s/  James J. Nelson
                                             -------------------------------
                                            Corporate Controller
                                            (Principal Accounting Officer)

                                     YAHOO! INC.

                                  INDEX TO EXHIBITS


                                                                         Exhibit
Title                                                                       No.
-----                                                                       ---

Yahoo! Marketplace Limited Liability .......................................10.1
Company Agreement dated August 26,
1996 by and between Yahoo! Inc.,
Visa Marketplace Inc., and Sterling
Payot Capital, L.P.

Yahoo! Marketplace Operating ...............................................10.2
Agreement dated August 26, 1996
by and between Yahoo! Marketplace,
Yahoo! Inc., and Visa International
Service Association

Computation of Net Loss Per Share ............................................11

Financial Data Schedule ......................................................27