Form 10-Q/A
period 1996-06-30
YAHOO INC
filed 1996-12-17
CIK 1011006

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q/A


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



                               Page 1 of 4 Total Pages
                               Exhibit Index at Page 4

                                PART II - OTHER INFORMATION

      The Company is amending Item 6 to refile revised versions of the Exhibits originally filed with the Company's Form 10-Q.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of the Form 10-Q/A.

     b. No reports on Form 8-K were filed by the Company during the year ended June 30, 1996.

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        YAHOO! INC.





     DATED: December 17, 1996             BY:  /S/  GARY VALENZUELA
                                             --------------------------------
                                             SENIOR VICE PRESIDENT, FINANCE AND
                                             ADMINISTRATION, AND CHIEF FINANCIAL
                                             OFFICER.
                                             (PRINCIPAL FINANCIAL OFFICER)


     DATED: December 17, 1996             BY: /s/ JAMES J. NELSON
                                             --------------------------------
                                             CORPORATE CONTROLLER
                                             (PRINCIPAL ACCOUNTING OFFICER)

                                     YAHOO! INC.

                                  INDEX TO EXHIBITS



                                                                         EXHIBIT
TITLE                                                                        NO.
-----                                                                    -------

Value-Added Link Agreement,. . . . . . . . . . . . . . . . . . . . . . . .10.1 +
date July 3, 1996 by and between
Yahoo! Inc. and Digital Equipment
Corporation


Joint Venture Agreement, dated . . . . . . . . . . . . . . . . . . . . . .10.2 +
April 1, 1996, by and between
Yahoo! Inc. and SOFTBANK Corporation

Yahoo! Japan License Agreement,. . . . . . . . . . . . . . . . . . . . . .10.3 +
dated April 1, 1996, by and between
Yahoo! Inc. and Yahoo! Japan
Corporation

Softbank Letter Agreement, . . . . . . . . . . . . . . . . . . . . . . . .10.4 +
dated April 1, 1996 by and between
Yahoo! Inc. and SOFTBANK Group

Computation of Net Loss Per Share. . . . . . . . . . . . . . . . . . . . .11

Financial Data Schedule. . . . . . . . . . . . . . . . . . . . . . . . . .27


------------------
+  Confidential treatment requested with respect to portions of this exhibit