Form 10-Q/A
period 1996-09-30
YAHOO INC
filed 1997-01-16
CIK 1011006

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q/A


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


     The undersigned Registrant hereby amends the following exhibit to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, as set forth below:

     At the Commission's request, the Registrant is refiling Exhibit 10.2 in accordance with the Commission's granting of an order for confidential treatment of certain portions of Exhibit 10.2.

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