Form 10-K
period 1996-12-31
YAHOO INC
filed 1997-03-31
CIK 1011006

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-28018

                                   YAHOO! INC.
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                              77-0398689
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

                             3400 CENTRAL EXPRESSWAY
                    SUITE 201, SANTA CLARA, CALIFORNIA 95051
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  (408) 731-3300

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of January 31, 1997, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $172,717,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's Common Stock outstanding as of January 31, 1997 was 27,237,784.



                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1)  1996 Annual Report to Shareholders
        - Items 5, 6, 7, 8 and 14(a)(1).

(2)  Proxy Statement for the 1997 Annual Meeting of Shareholders
         - Items 10, 11, 12 and 13.

                                     PART I

Item 1.   Business

     THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADING, "RISK FACTORS."

OVERVIEW

     Yahoo! Inc. ("Yahoo!" or the "Company") offers a family of branded online media properties, including its flagship property YAHOO! (R), that are among the most widely-used sources of information and discovery on the World Wide Web. YAHOO! was developed and first made available in 1994 by the Company's founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. The Company was incorporated in March 1995 and completed its initial public offering in April 1996.

     Under the "Yahoo!" brand, the Company provides intuitive, context-based guides to online content, Web search capabilities, aggregated third-party content and community and personalization features. In December 1996, Internet users viewed an average of over 20 million Web pages per day in "Yahoo!" branded properties.

     The Company believes that as one of the pioneer Internet guides, Yahoo! has a strong, globally-prominent brand presence, and is one of the most visible and recognizable names generally associated with the Internet. The Company seeks to further extend its brand position and audience by continuing to aggregate and develop Web content that serves focused groups of Internet users with specific subject-area, demographic and geographic characteristics. As of the date of this Report, in addition to YAHOO!, the Company offered fourteen geographically focused versions of YAHOO! including five international versions for Canada, Japan, France, Germany, and the United Kingdom and
Ireland, and regionally focused properties for nine U.S. metropolitan areas;
two subject-matter focused properties organizing timely content about sports and stocks and investing information; and two demographically focused properties for children and women.

     The Company makes its properties available without charge to users, and generates revenue primarily through the sale of banner advertising. Advertising on Yahoo! properties is sold through the Company's internal advertising sales force and third party agents. During the fourth quarter of 1996, more than 550 advertisers purchased advertising on Yahoo! properties.

PRODUCTS AND MEDIA PROPERTIES

YAHOO! MAIN SITE

     The Company's principal offering, YAHOO!, provides a comprehensive, intuitive and user-friendly online guide to Web navigation and aggregated information content. YAHOO! includes a hierarchical, subject-based directory of Web sites, which enables Web users to locate and access desired information and services through hypertext links included in the directory. As of December 1996, YAHOO! organized over 500,000 Web site listings under the following 14 principal categories: Arts and Humanities, Business and Economy, Computers and Internet, Education, Entertainment, Government, Health, News and Media, Recreation and Sports, Reference, Regional, Science, Social Science, and Society and Culture. Web sites are further organized under these major headings by hierarchical subcategories. Users can browse the directory listings by subject matter through a rapid keyword search request that scans the contents of the entire directory or any subcategory within YAHOO!. The basic Web site listings are in many cases supplemented with brief descriptive commentary, and a special symbol is used to indicate listings that, in the view of the Company's editorial staff, provide unique presentation or content within their topic area. YAHOO! also provides Web-wide text search results from the AltaVista search engine. These results are integrated into the directory search function so that Web-wide search results are presented in the absence of relevant listings from the YAHOO! directory.

     YAHOO! also incorporates a rich set of current and reference information from leading content providers, including real-time news (provided by Reuters New Media), stock quotes (Reuters), business profiles (Hoover's), stock investing commentary (Motley Fool), sports scores (ESPN SportsTicker), television listings (TVGuide), weather information (Weathernews, Inc.), maps with driving directions (Vicinity), searchable yellow pages (Vicinity), and People Search white pages and e-mail listings (Four11). YAHOO! also organizes hypertext links to Web sites featuring current events and issues of interest, such as elections, holidays, political issues and major weather conditions, organized in a topical format and updated regularly.

TARGETED ONLINE PROPERTIES

     The comprehensive subject-based, demographic and geographic listings in YAHOO! have provided a platform for the Company to develop and offer independent navigational tools and information services that are targeted to particular interests and Web users and are presented within the familiar YAHOO! framework and style. The Company works with appropriate strategic partners who develop localized or targeted content and, in some cases, promote and sell advertising. The Company also has developed Web based media properties that allow the user to personalize and tailor the presentation of information and navigational resources. The Company believes that, if implemented successfully, these services further strengthen customer loyalty to the "Yahoo!" brand and create additional revenue opportunities through a broader end user and advertiser base and increasingly targeted advertising opportunities.

GEOGRAPHIC PROPERTIES

     The Company seeks to build upon its global user base by developing Internet properties focused on geographic regions, which include foreign countries as well as domestic major metropolitan areas. As of the date of this Report, the Company had launched fourteen geographically targeted Web properties.

     INTERNATIONAL ONLINE PROPERTIES. The Company has developed international online properties including localized versions of YAHOO! in Canada, Japan, France, Germany, and the United Kingdom and Ireland. For international properties, the Company has relied primarily upon the editorial efforts of third parties in such geographical areas to localize YAHOO! for language, customs and cultural interests, language-specific search capabilities, and to maintain Web site listings that are relevant to the country or metropolitan areas. For example, YAHOO! JAPAN--Yahoo!'s first geographic property--was developed through a joint venture between the Company and SOFTBANK, one of the Company's principal shareholders and Japan's largest distributor of computer software, peripherals and systems, as well as one of Japan's largest publishers of computer-related magazines and books.

     REGIONAL ONLINE PROPERTIES. As of the date of this Report, the Company offered regional Yahoo! properties for Austin, Boston, Chicago, Dallas, Los Angeles, New York, the San Francisco Bay Area, Seattle, and Washington D.C. These offerings, which are developed and maintained by the Company, include listings from the main YAHOO! service selected and organized on the basis of regional focus, as well as aggregated local content, such as local news, weather, traffic and Yellow pages listings licensed from third party content providers including local television and radio stations, newspapers and entertainment guides, and localized community features, such as bulletin boards, personals and classifieds listings. In addition, the Company offers YAHOO! GET LOCAL (TM), which provides users with local online resources for more than 30,000 U.S. cities, which are organized and presented to users on the basis of the user's zip-code. The Company believes that these local properties provide local advertisers a cost-effective means of targeting their online audience, as well as allowing national advertisers to target key geographic markets.

SUBJECT-BASED PROPERTIES

     The Company has developed subject-based Internet properties, including YAHOO! SCOREBOARD (sports scores and information) and YAHOO! FINANCE (stock quotes and company and industry information). The Company currently is developing a YAHOO! branded property focused on Internet resources for online shopping for goods and services and MTV/YAHOO! UNFURLED (TM) focused on music-related Web resources, produced in conjunction with MTV Networks. Yahoo! intends to continue to seek relationships with leading content providers to develop additional Internet properties focused on interest areas that the Company believes to be desirable advertising vehicles.

DEMOGRAPHIC PROPERTIES

     The Company also has developed and offers online properties focused on targeted demographic groups, initially children and women. In March 1996, the Company introduced YAHOOLIGANS! (TM), a version of YAHOO! designed for children aged
7 to 12. The Web sites included in YAHOOLIGANS! are selected by professional educators as appropriate for children. In January 1997, the Company, together with Wire Networks Inc.--the producers of Women's Wire, a leading interactive Web magazine for women -- launched BEATRICE'S WEB GUIDE (TM), an online property providing navigation and content targeted to women. The Company seeks to develop additional Internet properties that are focused on specific demographic groups which provide attractive advertising opportunities.

PERSONALIZED INFORMATION SERVICES

     In July 1996, the Company launched MY YAHOO! (TM), a personalized Web information service. MY YAHOO! allows users to create a personal profile which directly organizes and delivers to the user information of personal interest such as personalized stock quotes, stock portfolio management, local and national headlines, local and national weather and sports news, as well as the user's favorite Web searches and YAHOO! categories. The Company has developed a universal registration system that permits YAHOO! users to easily use several YAHOO! services under a single username, including MY YAHOO!, YAHOO! CHAT and YAHOO! CLASSIFIEDS. The Company also recently entered into an agreement to develop a property to be known as "NETSCAPE GUIDE BY YAHOO!", which will be a personalized navigation and information service made available in connection with Netscape's Web site and browser. See "Distribution Alliances -- Leading
Web Sites and Browsers."

PRINT AND OTHER OFFLINE PROPERTIES

     The Company seeks to extend the "Yahoo!" brand into print and other offline media, primarily for the purpose of promoting the brand and creating greater demand for the Company's online properties. The Company has entered into an agreement with Ziff-Davis Publishing Company, a subsidiary of SOFTBANK, for the publication of YAHOO! INTERNET LIFE (TM), a monthly print magazine companion to the online magazine. The Company also has entered into a multiple-book publishing arrangement with IDG Books Worldwide, Inc., a leading publisher of computer books and magazines. Under this agreement, several guides to the Internet have been published, including YAHOO! UNPLUGGED, YAHOO! WILD WEB RIDES, and YAHOOLIGANS! WAY COOL WEB SITES. Royalty revenues under these arrangements have been and are expected to continue to be nominal.

ADVERTISING SALES AND PRICING

     The Company has derived substantially all of its revenues to date from the sale of advertisements and promotions on Yahoo! properties. The Company's advertising products currently consist primarily of banner advertisements that appear on the top of pages within Yahoo! properties, as well as higher profile promotional sponsorships that are typically focused on a particular event, such as a sweepstakes. Hypertext links are embedded in each banner advertisement to provide the user with instant access to the advertiser's Web site, to obtain additional information, or to purchase products and services.

     Although a substantial majority of advertising purchases on Yahoo! properties are for general rotation on pages within the services, the Company seeks to offer increasingly better targeted properties that will deliver greater value to advertisers through more focused audiences. By developing an extended family of "Yahoo!" branded properties, the Company seeks to offer advertisers a wide range of placement options.

     During the year ended December 31, 1996, SOFTBANK Corporation, a 36% shareholder of the Company, purchased directly and through SOFTBANK affiliates (including companies in which SOFTBANK has invested) $2,075,000 of advertising at rates which are comparable with other large customers.

ADVERTISING SALES ORGANIZATION

     In late 1996, the Company established an internal sales force. As of February 28, 1997, 21 advertising sales professionals were employed in six locations across the U.S., including Atlanta, Chicago, Dallas, Los Angeles, New York, and San Francisco. SOFTBANK Interactive Marketing, a subsidiary of SOFTBANK, served as the Company's exclusive advertising sales representative through the end of 1996, and continues to represent a significant proportion of Yahoo!'s advertising sales. The Company's advertising sales organization consults regularly with agencies and customers on design and placement of Web-based advertising, and provides clients with measurement and analysis of advertising effectiveness.

     In international markets, Yahoo!'s advertising sales are handled primarily by the international affiliate responsible for localization and operation of the service within the territory, with support and assistance from the Company's internal sales representatives.

ADVERTISING PRICING

     The Company's contracts with advertisers typically guarantee the advertiser a minimum number of "impressions," or times that an advertisement appears in pages viewed by users of Yahoo! properties. Yahoo!'s standard rates for banner advertisements currently range from $0.02 to $0.07 per impression, depending upon location of the advertisement within Yahoo!'s properties and the extent to which it is targeted for a particular audience. Discounts may be provided from standard rates for high volume, longer-term contracts.

     The Company also offers context-based keyword advertising, which permits advertisers to target users based upon specified keywords that a user enters when searching within YAHOO!. For example, if a user enters the term "automobile" or "car," an automobile manufacturer's advertisement could appear on pages displaying the results of such a search. The Company's standard rate for context-based keyword advertisements currently ranges from $0.03 to $0.08 per impression. Discounts may be provided from standard rates for high volume, longer-term contracts.

     In addition to banner advertising, the Company offers premium positions on the top page of Yahoo! properties that typically are used in connection with promotions and special events. The Company's strategy is to use these sponsorship positions for high-profile promotions that can also result in additional visibility and awareness for Yahoo!. Promotions partners during 1996 included American Express, Citibank, Sony, Toyota, Wells Fargo, and Southwest Airlines. Yahoo! has also created special holiday- and event-oriented promotional spaces for events such as New Year's Eve in Times Square, the Grammy Awards, and the Presidential Inauguration.

STRATEGIC ALLIANCES

     In order to serve users more effectively and to extend the "Yahoo!" brand to new media properties, the Company has entered into strategic relationships with business partners who offer unique content, technology and distribution capabilities.

CONTENT AND COMMERCE ALLIANCES

     Yahoo! has entered into strategic alliances with selected leading providers--including Ziff-Davis, SOFTBANK, Rogers Communications, Reuters, Granite Broadcasting, Women's Wire, MTV, and the Motley Fool--which permit the Company to bring "Yahoo!"-branded, targeted media products to market more quickly, while avoiding the cost of producing original editorial content. The Company's agreements with its third-party content providers typically provide for the sharing of advertising revenues received from banners appearing on pages with licensed content.

TECHNOLOGY ALLIANCES

     The Company supplements its Internet directory listings with full-text Web search results provided by AltaVista, a division of Digital Equipment Corporation, under a non-exclusive, multi-year agreement signed in July 1996. The Company has agreed to share revenues from advertising on pages returning results from Web-wide searches using the AltaVista search engine. YAHOO! users continue to experience YAHOO!'S popular look and feel, directory services, unique content and search results, while gaining the benefits of AltaVista's powerful, comprehensive performance for full-text searching of the World Wide Web.

DISTRIBUTION ALLIANCES

     In order to broaden YAHOO!'s user base, the Company has established co-promotional relationships with commercial online services, Internet access providers and operators of leading Web sites. The Company believes these arrangements are important to the promotion of YAHOO!, particularly among new Web users who may first access the Web through these services or Web sites. These co-promotional arrangements typically are terminable upon short or no notice.

     LEADING WEB SITES AND BROWSERS.   The Company seeks to establish
co-promotional relationships with the operators of leading Web sites in order to draw additional users to YAHOO!. In March 1997, the Company entered into an agreement with Netscape Communications Corporation whereby it will be designated as one of four "Premier Providers." Under the terms of the agreement, the Company will be required to make minimum payments of $3,200,000 in cash and $1,500,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement, which will commence in May of 1997. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to purchase additional traffic in return for additional payments of cash and the Company's advertising services.

    In March 1997, the Company entered into an agreement with Netscape Communications Corporation under which the Company will develop and operate an Internet information navigation service to be called "NETSCAPE GUIDE BY YAHOO!." The personalized guide will be designed to provide Internet users with a central comprehensive source of sites, news and other valuable services on the Web. NETSCAPE GUIDE BY YAHOO! will be accessible through the Netscape Internet site and from the tool bar of Netscape Communicator by clicking on the "Guide" button or a comparably titled button. The navigational service will provide users with central access to eight of the most popular information categories on the Web. The agreement provides that revenue from advertising on the Guide, which will be managed by the Company, will be shared between the Company and Netscape. Under the terms of this agreement, the Company will be required to make a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 and the Company will provide Netscape with guarantees against shared advertising revenues of $10,000,000 in the first year of the agreement and $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of advertising impressions being reached on the Guide. See "Risk Factors -- Risks Associated With NETSCAPE GUIDE BY YAHOO!."

     INTERNET ACCESS PROVIDERS. The Company also has relationships with companies such as Pacific Bell, US West, WebTV, and Bell South under which these Internet access providers feature YAHOO! as a key navigational tool and engage in certain promotional activities.

OPERATIONS AND TECHNOLOGY

     The Company makes YAHOO! available to users through a set of network servers operating with public domain server software that has been optimized internally to provide an efficient and responsive user experience. The Company has developed a set of proprietary database tools that it uses to maintain and update directory listings on YAHOO! and other directory properties. Substantially all of the listings on YAHOO! are submitted by Web site developers. The Company's "surfers" review submissions and categorize them into appropriate category headings. The Company also uses automated systems to regularly check Web sites in the YAHOO! directory listings, and to remove sites that are no longer available.

     YAHOO! includes an internally developed responsive keyword search function that is used to locate listings within the directory. This search function not only returns relevant Web site listings but also appropriate category headings, which link to further listings that may be relevant to the user's query. In establishing other media properties, including international versions of YAHOO!, the Company licenses its directory and search tools to affiliates that operate and maintain these properties. The Company has also internally developed an extensive classifieds system capable of listing and searching millions of items in multiple categories. Additionally, Yahoo! has internally developed a personalization system, MY YAHOO!, to allow users to customize and localize the information they would normally view like stock quotes, sports scores, and weather.

     The Company utilizes the Web-wide searching technology and Web index from AltaVista, under a multi-year agreement. Yahoo! features AltaVista as its preferred search engine, with the results displayed on the YAHOO! web site. YAHOO! users continue to experience YAHOO!'S popular look and feel, directory services, unique content and search results, while gaining the benefits of AltaVista's powerful, comprehensive performance for full-text searching of the World Wide Web.

COMPETITION

     The market for Internet products and services is highly competitive and competition is expected to continue to increase significantly. In addition, the Company expects the market for Web-based advertising, to the extent it continues to develop, to be intensely competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Although the Company believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments.

     The Company competes with many other providers of online navigation, information and community services. Many companies offer competitive products or services addressing Web navigation services, including, among others, Digital Equipment Corporation (AltaVista), Excite, Inc. (including WebCrawler and NetFind), Infoseek Corporation, Inktomi, Lycos, Inc. (Lycos and A2Z), Open Text Corporation (Open Text Index) and Wired

(hotbot). In addition, the Company competes with metasearch services and software applications, such as C|NET's search.com service, that allow a user to search the databases of several directories and catalogs simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. The Company also faces competition from providers of Web browser software and other Internet products and services that incorporate search and retrieval features into their offerings. For example, Web browsers offered by Netscape and Microsoft, which are the most widely used browsers, may incorporate prominent search buttons or similar features that direct search traffic to competing services. In addition, entities that sponsor or maintain high-traffic Web sites, such as the Regional Bell Operating Companies, could develop or acquire Internet search and navigation functions that compete with those offered by the Company. A large number of Web sites and online services (including, among others, the Microsoft Network, America Online ("AOL"), and other Web navigation companies such as Excite, Lycos and Infoseek) offer informational and community features, such as news, stock quotes, sports coverage, Yellow Pages and e-mail listings, weather news, chat services and bulletin board listings, that are competitive with the services offered by the Company. Several companies, including large companies such as Microsoft and AOL and their affiliates, also are developing or currently offer online information services for local markets, which compete with the Company's regional Yahoo! online properties. The Company also faces intense competition for "Yahoo!" branded online properties in international markets, including competition from U.S.-based competitors as well as media and online companies that are already well established in those foreign markets. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical and marketing resources than the Company. In addition, providers of Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft or Netscape. For example, AOL is a significant shareholder of Excite, and Excite has been designated as the exclusive Internet search service for use by AOL's subscribers. Greater competition resulting from such relationships could have a material adverse effect on the Company's business, operating results and financial condition.

     In the future, the Company expects to face competition in the various special interest, demographic and geographic markets addressed by media properties that are under development. This competition may include companies that are larger and better capitalized than the Company and that have expertise and established brand recognition in these markets. There can be no assurance that the Company's competitors will not develop Internet products and services that are superior to those of the Company or that achieve greater market acceptance than the Company's offerings. Moreover, a number of the Company's current advertising customers, licensees and partners have also established relationships with certain of the Company's competitors, and future advertising customers, licensees and partners may establish similar relationships.

     The Company also competes with online services and other Web site operators, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have increased substantially during the past year. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that the principal competitive factors in its markets are brand recognition, ease of use, comprehensiveness, independence, quality and responsiveness of search results and the availability of targeted content and focused value added products and services. Competition among current and future suppliers of Internet navigational and informational services, high-traffic Web sites, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. Moreover, many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS

     The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States and (based upon anticipated use) internationally, and has applied for the registration of a number of its trademarks, including "Yahoo!" and "Yahooligans!." Effective trademark, copyright and trade secret protection may not be available in every country in which the Company's products and media properties are distributed or made available through the Internet. The Company has licensed in the past, and it expects that it may license in the future, elements of its distinctive trademarks, trade dress and similar proprietary rights to third parties, including in connection with branded mirror sites of YAHOO! and other media properties that may be controlled operationally by third parties. Substantially all content appearing in the Company's online properties, such as news, weather, sports scores and stock quotes, is licensed from third parties under short-term agreements.

EMPLOYEES

     As of December 31, 1996, the Company had 155 full-time employees, including 44 "surfers" involved in the classification and organization of listings within YAHOO!, 58 in sales and marketing, 17 in administration and finance, and 35 in research and product development. Yahoo!'s future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

RISK FACTORS

     In addition to the other information in this Report, the following factors should be considered carefully in evaluating the Company's business and prospects:

EXTREMELY LIMITED OPERATING HISTORY; ANTICIPATED LOSSES

     The Company was incorporated in March 1995 and did not commence generating advertising revenues until August 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market.
Specifically, such risks include, without limitation, the failure to continue to develop and extend the "Yahoo!" brand, the failure to develop new media properties, the failure to effectively develop and implement the NETSCAPE
GUIDE BY YAHOO!, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on Yahoo! properties, the development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations or any other acquired businesses or technologies with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. As of December 31, 1996, the Company had an accumulated deficit of $2,968,000. The extremely limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible and, therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period to period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. Although the Company reported a nominal profit for the quarter ended December 31, 1996, the Company currently expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional media properties. The Company also has made $25 million in advertising revenue guarantees to Netscape over the next two years in connection with a co-branded navigational service to be developed and operated by the Company under an agreement with Netscape. See "Risks
Associated With NETSCAPE GUIDE BY YAHOO!". As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.


FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     As a result of the Company's extremely limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. The Company derives substantially all of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. The Company also has fixed expenses in the form of prepaid license fees and advertising revenue guarantees of up to $30 million over the next two years relating to the NETSCAPE GUIDE BY YAHOO!, which subject the Company to additional risk in the event that advertising revenues from this property are not sufficient to offset guaranteed payments and related operating expenses. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising contracts could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results and financial condition. In addition, the Company plans to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the "Yahoo!" brand, to develop and implement the NETSCAPE GUIDE BY YAHOO!, to fund greater levels of product development and to develop and commercialize additional media properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially and adversely affected.

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in Internet usage and advertising placements, the addition or loss of advertisers, the level of user traffic on YAHOO! and the Company's other online media properties, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes for Web-based advertising, technical difficulties with respect to the use of YAHOO! or other media properties developed by the Company, incurrence of costs relating to acquisitions, general economic conditions and economic conditions specific to the Internet and online media.
As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also has experienced, and expects to continue to experience, seasonality in its business, with user traffic on YAHOO! and the Company's other online media properties being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services typically decline. Additionally, seasonality may also affect the amount of customer advertising dollars placed with the Company in the first and third calendar quarters as advertisers historically spend less during these quarters.

     Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

RISKS ASSOCIATED WITH NETSCAPE GUIDE BY YAHOO!

     In March 1997, the Company entered into an agreement to develop and operate an Internet information navigation service to be called "NETSCAPE GUIDE BY YAHOO!." The personalized guide will be designed to provide Internet users with a central comprehensive source of sites, news and other valuable services on the Web. NETSCAPE GUIDE BY YAHOO! will be accessible through the Netscape Internet site and from the tool bar of Netscape Communicator by clicking on the "Guide" button or a comparably titled button. The agreement provides that revenue from advertising on the Guide, which will be managed by the Company, will be shared between the Company and Netscape. Under the terms of this agreement, the Company will be required to make a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 and the Company will provide Netscape with guarantees against shared advertising revenues of $10,000,000 in the first year of the agreement and $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of advertising impressions being reached on the Guide.

     The Netscape Guide agreement exposes the Company to a number of significant risks and uncertainties, including, without limitation: the risk that the Company and its sales agents will fail to generate sufficient advertising revenue to offset the initial and future guaranteed payments to Netscape, including any failure that results from negative trends in the Web-based advertising business (such as price erosion) or the inability of the Company and its agents to rapidly expand their advertising sales and management efforts to match the additional inventory currently anticipated from the Guide; the risk that projected user traffic levels for the Guide will not be achieved, which could occur as a result of several factors, such as the Company's failure to successfully implement or market the Guide or to provide a compelling user experience, the effect of competitive personalized information services from other parties, or declines or slower growth in the number of users of Netscape's browser products, particularly as a result of increased competition from Microsoft Corporation products, such as Internet Explorer; the risk that the Netscape Guide and any related services will divert substantial user traffic away from the Company's other online media properties, including the YAHOO! main site and the MY YAHOO! personalized information service, and thus reduce the Company's advertising revenues from such other services (which are not subject to the revenue sharing arrangements with Netscape), and potentially dilute the strength of the Company's "Yahoo!" brand; the risk that Netscape does not elect to renew the agreement at the end of the two year term, after which the agreement permits Netscape to use certain elements of the user interface developed by the Company without payment of any consideration to the Company; and the risk that the Company will not effectively manage the substantial additional complexity and scope of operations required for successful development and operation of the Guide, including, among others, the difficulties associated with higher levels of user traffic and challenges in licensing and integrating content from a large number of third party content providers on acceptable terms. As a result of the foregoing factors, there can be no assurance that the Company will implement the Guide successfully, or that the Guide activities will not have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET

     The Company's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support the sale of advertising on the Company's online media properties. Rapid growth in the use of and interest in the Internet and the Web is a recent phenomenon. There can be no assurance that communication or commerce over the Internet will become widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Web and the Company's online media properties. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, operating results and financial condition would be materially and adversely affected.

DEVELOPING MARKET; UNPROVEN ACCEPTANCE OF THE COMPANY'S PRODUCTS AND MEDIA PROPERTIES

     The markets for the Company's products and media properties have only recently begun to develop, are rapidly evolving and are characterized by an increasing number of market entrants who have introduced or developed information navigation products and services for use on the Internet and the Web. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for the Company's products and media properties is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance either that the market for the Company's products and media properties will develop or that demand for the Company's products or media properties will emerge or become sustainable. The Company's ability to successfully develop additional targeted media properties depends substantially on use of the YAHOO! main site to promote such properties. If use of YAHOO! fails to continue to grow, the Company's ability to establish other targeted properties would be materially and adversely affected. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and media properties do not achieve or sustain market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

     The Company believes that establishing and maintaining the "Yahoo!" brand is a critical aspect of its efforts to attract and expand its Internet audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the "Yahoo!" brand will depend largely on the Company's success in providing high quality products and services, which cannot be assured. If consumers do not perceive the Company's existing products and services to be of high quality, or if the Company introduces new products and services or enters into new business ventures that are not favorably received by consumers, the Company will be unsuccessful in promoting and maintaining its brand, and will risk diluting its brand and decreasing the attractiveness of its audiences to advertisers. Furthermore, in order to attract and retain Internet users and to promote and maintain the "Yahoo!" brand in response to competitive pressures, the Company may find it necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the Company is unable to provide high quality products and services or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, the Company's business, operating results and financial condition will be materially and adversely affected.

RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE WEB AS AN ADVERTISING MEDIUM

     The Company derives substantially all of its revenues from the sale of advertisements on its Web pages under short-term contracts, and expects to continue to do so for the foreseeable future. Most of the Company's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The Company's ability to generate significant advertising revenues will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. The Company also recently completed the transition from a third-party advertising sales agent to internal advertising sales personnel, which involves additional risks and uncertainties, including (among others) risks associated with the recruitment, retention, management, training and motivation of sales personnel. As a result of these factors, there can be no assurance that the Company will sustain or increase current advertising sales levels. Failure to so will have a material adverse effect on the Company's business, operating results and financial position.

     In addition, there is intense competition in the sale of advertising on the Internet, including competition from other Internet navigational tools as well as other high-traffic sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, which makes it difficult to project future levels of Internet advertising revenues that will be realized generally or by any specific company. Competition among current and future suppliers of Internet navigational services or Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition and reductions in advertising revenues. There also can be no assurance that the Company's advertising customers will accept the internal and third-party measurements of impressions received by advertisements on

YAHOO!, the Company's online media properties, or that such measurements will not contain errors.

SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES

     The Company depends substantially upon third parties for several critical elements of its business including, among others, technology and infrastructure, development of targeted content for localized Internet navigational guides, distribution activities and advertising sales.

     TECHNOLOGY AND INFRASTRUCTURE

     The Company supplements its Internet directory listings with full-text Web search results provided by AltaVista, a division of Digital Equipment Corporation ("Digital"), under a non-exclusive agreement. The Company believes that these search results provide a key competitive element for its Internet navigation services. The Company therefore depends substantially upon ongoing maintenance and technical support from Digital to ensure accurate and rapid presentation of such search results to the Company's customers. Any failure of Digital to effectively provide such search results could have a material adverse effect on the Company's business, operating results and financial condition. In addition, any termination of the agreement with Digital or Digital's failure to renew such agreement upon expiration could result in substantial additional costs to the Company in developing or licensing replacement technology, and could result in a loss of levels of use of the Company's navigational services. The Company also relies on a private third party provider, I-Systems, Inc. ("ISI"), to provide the Company with access to three partial T3 (45 megabit per second) Internet connections. Any disruption in the Internet access provided by ISI or any failure of ISI to handle current or higher volumes of queries could have a material adverse effect on the Company's business, operating results and financial condition. The Company also licenses technology and related databases from third parties for certain elements of Yahoo! properties, including, among others, technology underlying chat services, street mapping, telephone and e-mail listings and similar services. Any errors, failures or delays experienced in connection with these third party technologies and information services could negatively impact the Company's relationship with users and adversely affect the Company's brand and its business.

     CONTENT DEVELOPMENT

     A key element of the Company's strategy involves the implementation of Yahoo! branded media properties targeted for interest areas, demographic groups and geographic areas. In these efforts, the Company has relied and will continue to rely substantially on content development and localization efforts of third parties. For example, the Company has entered into an agreement with Ziff-Davis pursuant to which Ziff-Davis publishes two online publications and a print magazine under the "Yahoo!" brand. The Company also expects to rely exclusively on third party affiliates, including SOFTBANK in Japan, Rogers Communications ("Rogers") in Canada, and Ziff-Davis in European countries to localize, maintain and promote these services and to sell advertising in local markets. There can be no assurance that the Company's current or future third-party affiliates will effectively implement these properties, or that their efforts will result in significant revenue to the Company. Any failure of these parties to develop and maintain high-quality and successful media properties also could result in dilution to the "Yahoo!"

brand, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     DISTRIBUTION RELATIONSHIPS

     The Company has entered into certain distribution agreements and informal relationships with software vendors and operators of online networks and leading Web sites, such as Microsoft Corporation ("Microsoft") and Netscape. The Company believes these arrangements are important to the promotion of the Company's online media properties particularly among new Web users who may first access the Web through these services or Web sites. The Company's business relationships with these companies consist of cooperative marketing programs and licenses to include YAHOO! in online networks or services offered by these parties, which are intended to increase the use and visibility of YAHOO!. These distribution arrangements typically are not exclusive, and may be terminable upon little or no notice. Third parties that provide distribution channels for the Company may also assess fees or otherwise impose additional conditions on the listing of YAHOO! or other online properties of the Company, such as Netscape's requirement of payments for placement of YAHOO! on the "Net Search" Web page accessible from a button on the Netscape Web browser for a twelve month period beginning in April 1996, and the similar one-year agreement commencing May 1997, which involves minimum payments of $3.2 million in cash and $1.5 million in barter advertising. The Company also recently entered into an agreement with Netscape to develop and operate a property to be accessible from the Netscape browser. See "Risks Associated With NETSCAPE GUIDE BY YAHOO!." In addition, these companies may terminate or reduce their joint marketing activities with the Company, or develop and market their own Internet navigational guides or those of the Company's competitors. Any such events could have a material adverse effect on the Company's business, results of operations and financial condition.

     THIRD PARTY ADVERTISING SALES AGENTS

     Although the Company has recently established an internal sales force, the Company continues to rely on a third party sales representative firm, SOFTBANK Interactive Marketing, Inc. ("SIM") for the sale of a substantial amount of advertising. The Company also relies and expects to continue to rely on third parties to sell advertising on mirror sites of YAHOO! and targeted media products, particularly versions of YAHOO! that are localized for international markets. There can be no assurance that the Company's advertising representatives will achieve the Company's advertising sales objectives, or that such advertising sales will be sufficient to offset advertising revenue guarantees that the Company may make to third parties, such as the advertising revenues made to Netscape in connection with the NETSCAPE GUIDE
BY YAHOO!. Because advertising sales have constituted and are expected to continue to constitute substantially all of the Company's revenues, any failure of the Company's third party sales representatives to achieve successful advertising sales could have a material adverse effect on the Company's business, operating results and financial condition.

ENHANCEMENT OF YAHOO! MAIN SITE AND DEVELOPMENT OF NEW MEDIA PROPERTIES

     To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, features and content of the YAHOO! main site, as well as the Company's other branded media properties, such as the NETSCAPE
GUIDE BY YAHOO!. There can be no assurance that the Company will be able to successfully maintain competitive user response time or implement new features and functions, such as greater levels of user personalization, localized content filter and information delivery through "push" methods, which will involve the development of increasingly complex technologies.

     The Company's future success also depends in part upon the timely processing of Web site listings submitted by users and Web content providers, which have increased substantially in recent periods. The Company has from time to time experienced significant delays in the processing of submissions, and further delays could have a material adverse effect on the Company's goodwill among Web users and content providers, and on the Company's business.

     A key element of the Company's business strategy is the development and introduction of new YAHOO! branded navigational products targeted for specific interest areas, user groups with particular demographic characteristics and geographic areas. There can be no assurance that the Company will be successful in developing, introducing and marketing such products or media properties or that such products and media properties will achieve market acceptance, enhance the Company's brand name recognition or increase traffic on Yahoo!'s online properties. The Company depends substantially on third party efforts in the development and peration of these new media properties. The introduction of new media properties also may be subject to delays that may negatively affect advertising revenues and the Company's competitive position. Furthermore, enhancements of or improvements to YAHOO! or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition. Any failure of the Company to effectively develop and introduce these properties, or failure of such properties to achieve market acceptance, could adversely affect the Company's business, results of operations and financial condition.

TECHNOLOGICAL CHANGE

     The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of YAHOO! and other properties in response to both evolving demands of the marketplace and competitive product offerings, and there can be no assurance that the Company will be successful in doing so. In addition, the widespread adoption of new Web functionality through developments such as the Java programming language and increasingly personalized information filtering and delivery could require fundamental changes in the Company's services and could fundamentally affect the nature, viability and measurability of Web-based advertising, which could adversely affect the Company's business, operating results and financial condition.

MANAGEMENT OF POTENTIAL GROWTH

     The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The Company also currently intends to establish mirror, or duplicate, sites in other geographic locations, which will create additional operational and management complexities, including the need for continual updating and maintenance of directory listings among geographically dispersed network servers. The Company also expects that its operational and management systems will face additional strain as a result of the development and operation of the NETSCAPE GUIDE BY YAHOO!. See "Risks Associated with NETSCAPE GUIDE BY YAHOO!". The process of managing advertising within large, high traffic Web sites such as YAHOO! is an increasingly important and complex task. The Company relies on both internal and licensed third party advertising inventory management and analysis systems. To the extent that any extended failure of the Company's advertising management system results in incorrect advertising insertions, the Company may be exposed to "make good" obligations with its advertising customers, which, by displacing advertising inventory, could defer advertising revenues and thereby have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and media properties. Any inability to effectively manage growth, if any, could have a material adverse effect on the Company's business, operating results and financial condition.

RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES

     A key element of the Company's strategy is to generate a high volume of use of its online media properties. Accordingly, the performance of the Company's online media properties is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites and to achieve market acceptance of these products and media properties. Any system failure that causes interruption or an increase in response time of the Company's products and media properties could result in less traffic to the Company's Web sites and, if sustained or repeated, could reduce the attractiveness of the Company's products and media properties to advertisers and licensees. An increase in the volume of queries conducted through the Company's products and media properties could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures, and adversely affect the number of impressions received by advertising and thus the Company's advertising revenues. In addition, as the number of Web pages and users increase, there can be no assurance that the Company's products and media properties and infrastructure will be able to scale accordingly. The Company also faces technical challenges associated with higher levels of personalization and localization of content delivered to users of its services, which adds strain to the Company's development and operational resources. The Company is also dependent upon Web browsers and Internet and online service providers for access to its products and media properties. In particular, a private third party provider, ISI, provides the Company with access to three partial T3 (45 megabit per second) Internet connections. In the past, users have occasionally experienced difficulties due to system failures, including failures unrelated to the Company's systems. Any disruption in the Internet access provided by ISI or any failure of ISI to handle higher volumes of user traffic could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of servers and other equipment used to deliver the Company's products and services.

     The Company's operations are dependent in part upon its ability to protect its operating systems against physical damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in interruptions, delays or cessations in service to users of the Company's products and media properties, which could have a material adverse effect on the Company's business, operating results and financial condition.

INTEGRATION OF POTENTIAL ACQUISITIONS

     During 1996, the Company formed a number of joint ventures. As part of its business strategy, the Company expects to enter into further business combinations and/or make significant investments in, complementary companies, products or technologies. Any such transactions would be accompanied by the risks commonly encountered in such transactions. Such risks include, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, the difficulties of integrating personnel of acquired entities, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such acquisitions.

TRADEMARKS AND PROPRIETARY RIGHTS

     The Company regards its copyrights, trademarks, trade dress, trade secrets and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States and (based upon anticipated use) internationally, and has applied for the registration of certain of its trademarks, including "Yahoo!" and "Yahooligans!." Effective trademark, copyright and trade secret protection may not be available in every country in which the Company's products and media properties are distributed or made available through the Internet. The Company has licensed in the past, and it expects that it may license in the future, elements of its distinctive trademarks, trade dress and similar proprietary rights to third parties, including in connection with branded mirror sites of YAHOO! and other media properties that may be controlled operationally by third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, no assurances can be given that such licensees will not take actions that could materially and adversely affect the value of the Company's proprietary rights or the reputation of its products and media properties, either of which could have a material adverse effect on the Company's business. Also, the Company is aware that third parties have from time to time copied significant portions of YAHOO! directory listings for use in competitive Internet navigational tools and services, and there can be no assurance that the distinctive elements of YAHOO! will be protectible under copyright law. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

     Many parties are actively developing search, indexing and related Web technologies at the present time. The Company believes that such parties have taken and will continue to take steps to protect these technologies, including seeking patent protection. As a result, the Company believes that disputes regarding the ownership of such technologies are likely to arise in the future.

     From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. As of the date of this Report, the Company is not aware of any legal proceedings or claims that the

Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company's performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company's success depends substantially on the continued efforts of its senior management team, which currently is composed of a small number of individuals who only recently joined the Company. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results and financial condition of the Company.

     The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon the Company's business, operating results and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Company is not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, pricing and characteristics and quality of products and services. For example, the Company may be subject to the provisions of the recently enacted Communications Decency Act (the "CDA"). Although the constitutionality of the CDA, the manner in which the CDA will be interpreted and enforced and its effect on the Company's operations cannot be determined, it is possible that the CDA could expose the Company to substantial liability. The CDA could also dampen the growth in use of the Web generally and decrease the acceptance of the Web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, results of operations and financial condition. A number of other countries also have enacted or may enact laws that regulate Internet Content. The adoption of such laws or regulations may decrease the growth of the Internet, which could in turn decrease the demand for the Company's products and media properties. Such laws and regulations also could increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, operating results and financial condition. Moreover, the applicability to the Internet of the existing laws governing issues such as property ownership, defamation, obscenity and personal privacy is uncertain, and the Company may be subject to claims that its services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, operating results and financial condition.

LIABILITY FOR INFORMATION SERVICES

     Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have been brought, and sometimes successfully pressed against online services in the past. In addition, the Company could be exposed to liability with respect to the selection of listings that may be accessible through the Company's YAHOO! branded products and media properties, or through content and materials that may be posted by users in classifieds, bulletin board and chat room services offered by the Company. It is also possible that if any information provided through the Company's services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. Also, to the extent that the Company provides users with information relating to purchases of goods and services, the Company or its operating subsidiaries could face claims relating to injuries or other damages arising from such goods and services. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability or legal defense expenses that are not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, operating results and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

     A key part of the Company's strategy is to develop "Yahoo!" branded online properties in international markets. The Company has developed and operates, through joint ventures with SOFTBANK and SB Holdings (Europe) Ltd., versions of the YAHOO! Internet Guide localized for Japan, Germany, France and the U.K, and the Company offers a version of YAHOO! localized for Canada under an agreement with Rogers Communications. International revenues (sales outside of North America) were approximately 1% of total revenues for the year ended December 31, 1996.

     To date, the Company has only limited experience in developing localized versions of its products and marketing and operating its products and services internationally, and the Company relies substantially on the efforts and abilities of its foreign business partners in such activities. If the international revenues are not adequate to offset investments in such activities, the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the Company or its partners will be able to successfully market and operate its products and services in foreign markets. In addition to the uncertainty as to the Company's ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results and financial condition.

CONCENTRATION OF STOCK OWNERSHIP

     As of January 31, 1997, the present directors, executive officers, greater than 5% shareholders and their respective affiliates beneficially owned approximately 81% of the outstanding Common Stock of the Company. As of January 31, 1997, SOFTBANK beneficially owned approximately 35% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% shareholders (including SOFTBANK) and their respective affiliates collectively are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

     The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, effective upon qualification of the Company as a "listed corporation," as defined in Section 301.5(d) of the California Corporations Code, the Company's charter documents eliminated cumulative voting and provide that, at such time as the Company has at least six directors, the Company's Board of Directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors.

Item 2.   Properties

     Yahoo!'s headquarters facility is located in an office suite in Santa Clara, California. The Company occupies this leased facility which is approximately 33,579 square feet. The Company's previous headquarters facility was located in one building in Sunnyvale, California. The Company does not currently occupy this leased facility which is approximately 11,220 square feet, but anticipates moving certain employees to this facility during 1997. Office space for the Company's international subsidiaries is leased on a monthly basis in London, Munich, and Paris. The Company also leases sales offices in Chicago, Dallas, Los Angeles, and New York. The Company's principal Web server equipment and operations are maintained by I-Systems, Inc. in Mountain View, California.

     The Company believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

Item 3.   Legal Proceedings

     From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     Incorporated by reference from the information under the caption "Stock Information" on page 38 of the Registrant's 1996 Annual Report to Shareholders.

Item 6.   Selected Financial Data

     Incorporated by reference from the information under the caption "Selected Financial Data" on page 17 of the Registrant's 1996 Annual Report to Shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 - 22 of the Registrant's 1996 Annual Report to Shareholders.

Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements together with the report thereon of Price Waterhouse LLP dated January 14, 1997, appearing in the Registrant's 1996 Annual Report to Shareholders, are incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Effective February 1, 1996, Price Waterhouse LLP was engaged as the Company's independent accountants. Prior to February 1, 1996, Coopers & Lybrand L.L.P. had been the Company's independent accountants. The decision to change independent accountants was approved by the Company's Board of Directors. Coopers & Lybrand L.L.P. has not audited or reported on any financial statements of the Company as of any date or for any period and has not consulted with the Company on any matters of accounting principles or practices. Prior to February 1, 1996, the Company had not consulted with Price Waterhouse LLP on any items which involved the Company's accounting principles or the form of audit opinion to be issued on the Company's financial statements.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     Incorporated by reference from the information under the caption "Proposal No. 1 - Election of Directors" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders. The following sets forth certain information with respect to the other executive officers of Yahoo!:

     David Filo (age 30), Chief Yahoo and a founder of the Company, has served as an officer of the Company since March 1995, and served as a director of the Company from its founding through February 1996. Mr. Filo co-developed YAHOO! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded the Company in 1995. Mr. Filo holds a B.S. degree in computer engineering from Tulane University and a M.S. degree in electrical engineering from Stanford University.

     Jeff Mallett (age 32) has served as the Company's Senior Vice President, Business Operations since October 1995. Prior to joining the Company, Mr. Mallett was Vice President and General Manager of the WordPerfect consumer division of Novell, Inc., a network operating system software company, from 1993 to 1995 and a member of Novell's Corporate Executive Marketing Group. Prior to that, Mr. Mallett was a member of the founding team of Reference Software International where he held various positions from 1988 to 1992, including Vice President, Sales and Marketing. From 1985 to 1987, Mr. Mallett held the position of Director, Sales and Marketing at IPT Corp., a privately held telecommunications company. Mr. Mallett holds a degree in Business Administration from Santa Rosa College.

     Anil Singh (age 38) was promoted to Vice President, Advertising Sales in December 1996. Prior to that, Mr. Singh served as the Company's Director of Sales since November 1995. Prior to joining the Company, Mr. Singh was Vice President of Sales for Socket Communications from 1994 to 1995. From 1992 to 1994, Mr. Singh was Vice President of Sales for Mountain Inc. From 1991 to 1992, Mr. Singh was Director of Sales for Novell Inc. Mr. Singh holds a B.S. degree in computer science from Imperial College at the University of London, England.

     Gary Valenzuela (age 40) has served as the Company's Senior Vice President, Finance and Administration, and Chief Financial Officer since February 1996. From 1994 to 1996, Mr. Valenzuela served as Senior Vice President, Finance and Administration, and Chief Financial Officer of TGV Software, Inc., a publicly held developer of TCP/IP software products. Prior to joining TGV, Mr. Valenzuela was employed by Pyramid Technology Corporation, a then-publicly held manufacturer of UNIX minicomputers, where he last served as Senior Vice President, Finance and Chief Financial Officer. Mr Valenzuela holds a B.S. degree in Business Administration from San Jose State University, and is a Certified Public Accountant in the State of California.

     Farzad Nazem (age 35) has served as the Company's Senior Vice President, Product Development and Site Operations since March 1996. From 1985 to 1996, Mr. Nazem held a number of technical and executive management positions at Oracle Corporation, including, most recently, Vice President of Oracle's Media and Web Server Division and member of the Product Division Management Committee. Prior to that, Mr. Nazem was a member of the technical staff at SYDIS, Inc. and Rolm Corporation. Mr. Nazem holds a B.S. in Computer Science from California Polytechnic State University.

Item 11.  Executive Compensation

     Incorporated by reference from the information under the captions "Executive Officer Compensation," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions

     Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  The following documents are filed as part of this report:

          (1)  Consolidated Financial Statements:

               The following consolidated financial statements of Yahoo! Inc. and the Report of Independent Accountants are incorporated herein by reference to the Registrant's 1996 Annual Report to
               Shareholders:

                                                                   Page in
                                                                Annual Report
                                                                -------------
                    Consolidated Balance Sheets
                       at December 31, 1996 and 1995                 23

                    Consolidated Statements of Operations
                       for the two years ended December 31, 1996     24

                    Consolidated Statements of Shareholders' Equity
                       for the two years ended December 31, 1996     25

                    Consolidated Statements of Cash Flows
                       for the two years ended December 31, 1996     26

                    Notes to Consolidated Financial Statements       27

                    Report of Independent Accountants                37

          (2)  Financial Statement Schedule:

               The following financial statement schedule of Yahoo! Inc. is submitted herewith and should be read in conjunction with the consolidated financial statements:

                                                                   Page in
                                                                  Form 10-K
                                                                  ---------
                    Report of Independent Accountants
                       on Financial Statement Schedule               35

                    Schedule II - Valuation and Qualifying
                       Accounts for the two years ended
                       December 31, 1996                             36

               All other financial statement schedules required by Item 14(a)(2) have been omitted because they are inapplicable or the required information has been included in the consolidated financial statements or notes thereto.

          (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

          Exhibit
          Number    Description
          -------   -----------

          3.1 Form of Amended and Restated Articles of Incorporation of Registrant (Filed as Exhibit 3.2 to the Company's Registration Statement on the Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the "SB-2 Registration Statement"] and incorporated herein by reference.)
          3.2       Amended and Restated Bylaws of Registrant (Filed as Exhibit
                    3.3 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.1 Form of Indemnification Agreement with the Registrant's officers and directors (Filed as Exhibit 10.1 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.2 1995 Stock Plan, as amended, and form of stock option agreement
          10.3 Form of Management Continuity Agreement with the Registrant's Executive Officers (Filed as Exhibit 10.3 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.4 Stock Purchase Agreement dated March 3, 1995 with each of David Filo and Jerry Yang (Filed as Exhibit 10.4 to SB-2 Registration Statement and incorporated herein by reference.)
          10.5 Series A Preferred Stock Agreement dated April 7, 1995 between the Registrant and Purchasers of Series A Preferred Stock (Filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.6 Form of Stock Restriction Agreements dated April 7, 1995 between the Registrant and Jerry Yang and David Filo
                    (Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.7 Series B Preferred Stock Agreement dated November 22, 1995 between the Registrant and Purchasers of Series B Preferred Stock (Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.8 Series C Preferred Stock Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as
                    Exhibit 10.8 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.9 Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.10 Second Amended and Restated Co-Sale Agreement dated March 12, 1996 between the Registrant and certain (Filed as Exhibit 10.10 to the SB-2 Registration Statement and incorporated herein by reference.)

          10.11 Second Amended and Restated Voting Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.11 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.12+ Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit
                    10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.13+ Agency Agreement dated June 6, 1995 between the Registrant and Interactive Marketing, Inc. (Filed as Exhibit 10.13 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.14 Lease Agreement relating to the Registrant's office at 635 Vaqueros Avenue, Sunnyvale, California (Filed as Exhibit
                    10.18 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.15 Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California
          10.16+ Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.17 1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.20 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.18 1996 Directors' Stock Option Plan and form of option agreement (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.19+ Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers Multi-Media Inc. (Filed as
                    Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.20+ Directory Development Agreement dated February 14, 1996 between the Registrant and Ingenius, a Colorado Partnership (Filed as Exhibit 10.24 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.21 Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit
                    10.26 to the SB-2 Registration Statement and incorporated herein by reference.)

          10.22 Premier Provider Agreement dated March 15, 1996 between the Registrant and Netscape Communications Corporation (Filed as
                    Exhibit 10.27 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.23 Form of Common Stock Purchase Warrant issued by the Registrant to Visa International (Filed as Exhibit 10.29 to the SB-2 Registration Statement and incorporated herein by reference.)
          10.24+ Value-Added Link Agreement dated July 3, 1996 by and between Yahoo! Inc. and Digital Equipment Corporation (Filed as
                    Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1996 [the "June 30, 1996 10-Q"] and incorporated herein by reference.)
          10.25+ Joint Venture Agreement dated April 1, 1996 by and between Yahoo! Inc. and SOFTBANK Corporation (Filed as Exhibit 10.2 to the June 30, 1996 10-Q and incorporated herein by reference.)
          10.26+ Yahoo! Japan License Agreement dated April 1, 1996 by and between Yahoo! Inc. and Yahoo! Japan Corporation (Filed as
                    Exhibit 10.3 to the June 30, 1996 10-Q and incorporated herein by reference.)
          10.27+ SOFTBANK Letter Agreement dated April 1, 1996 by and between Yahoo! Inc. and SOFTBANK Group (Filed as Exhibit 10.4 to the June 30, 1996 10-Q and incorporated herein by reference.)
          10.28+ Yahoo! Marketplace Limited Liability Company Agreement dated August 26, 1996 by and between Yahoo! Inc., Visa Marketplace Inc., and Sterling Payot Capital, L.P. (Filed as Exhibit
                    10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 [the "September 30, 1996 10-Q"] and incorporated herein by reference.)
          10.29+ Yahoo! Marketplace Operating Agreement dated August 26, 1996 by and between Yahoo! Marketplace, Yahoo! Inc., and Visa International Service Association (Filed as Exhibit 10.2 to the September 30, 1996 10-Q and incorporated herein by reference.)
          10.30* Joint Venture Agreement dated November 1, 1996 by and between Yahoo! Inc. and SB Holdings (Europe) Ltd.
          10.31* Yahoo! UK License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! UK
          10.32*    Yahoo! Deutschland License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! Deutschland
          10.33*    Yahoo! France License Agreement dated November 1, 1996 by
                    and between Yahoo! Inc. and Yahoo! France
          10.34* Services Agreement dated November 1, 1996 by and between Yahoo! UK Ltd. and Ziff-Davis UK, Ltd.
          10.35* Services Agreement dated November 1, 1996 by and between Yahoo! GmbH and Ziff-Davis Verlag, GmbH
          10.36* Services Agreement dated November 1, 1996 by and between Yahoo! France, SARL and Ziff-Davis France, S.A.

          10.37* Netscape Communications Corporation Co-Marketing Agreement dated March 17, 1996 by and between Netscape Communications Corporation and Yahoo! Inc.
          10.38* Trademark License Agreement dated March 17, 1996 by and between Netscape Communications Corporation and Yahoo! Inc.
          10.39* Netscape Communications Corporation U.S. English-Language Net Search Program Premier Provider Services Agreement dated March 17, 1996 by and between Netscape Communications Corporation and Yahoo! Inc.
          11.1      Computation of Net Loss Per Share
          13.1      Portions of the 1996 Annual Report to Shareholders
          16.1 Letter dated March 6, 1996 from Coopers & Lybrand L.L.P., prior accountant of the Registrant (Filed as Exhibit 10.25 to the SB-2 Registration Statement and incorporated herein by reference.)
          21.1      List of Subsidiaries
          23.1      Consent of Independent Accountants
          27.1      Financial Data Schedule

--------------------------------------------------------------------------------

+    Confidential treatment granted.
*    Confidential treatment requested.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1997.

YAHOO! INC.

By:  /s/  Timothy Koogle
     -------------------------
     Timothy Koogle
     President and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy Koogle and Gary Valenzuela, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                Title                                   Date
---------                -----                                   ----
/s/  Timothy Koogle      President and Chief Executive           March 31, 1997
--------------------     Officer (Principal Executive Officer)
Timothy Koogle

/s/  Gary Valenzuela     Senior Vice President, Finance and      March 31, 1997
--------------------     Administration, and Chief Financial
Gary Valenzuela          Officer (Principal Financial Officer)

/s/  James J. Nelson     Corporate Controller                    March 31, 1997
--------------------     (Principal Accounting Officer)
James J. Nelson

/s/  Eric Hippeau        Director                                March 31, 1997
--------------------
Eric Hippeau

/s/  Arthur H. Kern      Director                                March 31, 1997
--------------------
Arthur H. Kern

/s/  Michael Moritz      Director                                March 31, 1997
--------------------
Michael Moritz

/s/  Jerry Yang          Director                                March 31, 1997
--------------------
Jerry Yang

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors
of Yahoo! Inc.

Our audits of the consolidated financial statements referred to in our report dated January 14, 1997 which appears in the 1996 Annual Report to Shareholders of Yahoo! Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP
San Jose, California
January 14, 1997

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Additions
                                   -------------------------
                   Balance at      Charged to     Charged to     Write-offs     Balance at
Allowance for       Beginning       Costs and        Other         Net of         End of
Doubtful Accounts    of Year        Expenses       Accounts      Recoveries        Year
-----------------  ----------      ----------     ----------     -----------   ------------
    *    1995      $        -      $   82,000      $      -       $      -      $   82,000

         1996      $   82,000      $  524,000      $      -       $  6,000      $  600,000


* Period comprised of only ten months from March 5, 1995 (Inception) through December 31, 1995.

                                INDEX TO EXHIBITS

Exhibit
Number                   Description
------    ----------------------------------------------------------------------
10.2      1995 Stock Plan, as amended, and form of stock option agreement

10.15 Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California

10.30* Joint Venture Agreement dated November 1, 1996 by and between Yahoo! Inc. and SB Holdings (Europe) Ltd.

10.31* Yahoo! UK License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! UK

10.32* Yahoo! Deutschland License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! Deutschland

10.33* Yahoo! France License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! France

10.34* Services Agreement dated November 1, 1996 by and between Yahoo! UK Ltd. and Ziff-Davis UK, Ltd.

10.35* Services Agreement dated November 1, 1996 by and between Yahoo! GmbH and Ziff-Davis Verlag, GmbH

10.36* Services Agreement dated November 1, 1996 by and between Yahoo! France, SARL and Ziff-Davis France, S.A.

10.37* Netscape Communications Corporation Co-Marketing Agreement dated March 17, 1996 by and between Netscape Communications Corporation and Yahoo! Inc.

10.38* Trademark License Agreement dated March 17, 1996 by and between Netscape Communications Corporation and Yahoo! Inc.

10.39* Netscape Communications Corporation U.S. English-Language Net Search Program Premier Provider Services Agreement dated March 17, 1996 by and between Netscape Communications Corporation and Yahoo! Inc.

11.1      Computation of Net Loss per Share

13.1      Portions of the 1996 Annual Report to Shareholders

21.1      List of Subsidiaries

23.1      Consent of Independent Accountants

27.1      Financial Data Schedule


---------------------------------------
*Confidential treatment requested


37