Form 10-Q
period 1997-03-31
YAHOO INC
filed 1997-05-15
CIK 1011006

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                        Commission File Number 0-28018

                                 YAHOO! INC.
               (Exact name of registrant as specified in its charter)

             California                                77-0398689
--------------------------------------    ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                     3400 Central Expressway, Suite 201
                        Santa Clara, California 95051
                   ----------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 731-3300
                                                            -------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                     Outstanding at April 30, 1997
      ------------------------------      ------------------------------
      Common Stock, $0.001 par value               27,776,756

                                 YAHOO! INC.

                              TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                PAGE NO.

Item 1.       Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets
                at March 31, 1997 and December 31, 1996               3

              Condensed Consolidated Statements of Income
                for the three months ended March 31, 1997 and 1996    4

              Condensed Consolidated Statements of Cash Flows
                for the three months ended March 31, 1997 and 1996    5

              Notes to Condensed Consolidated Financial Statements    6

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                   8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                      15

Item 2.       Changes in Securities                                  15

Item 3.       Defaults Upon Senior Securities                        15

Item 4.       Submission of Matters to a Vote of Security Holders    15

Item 5.       Other Information                                      16

Item 6.       Exhibits and Reports on Form 8-K                       16

Signatures                                                           17

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 YAHOO! INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,      DECEMBER 31,
                                                                   1997             1996
                                                               --------------  --------------
                                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..................................  $   33,164,000  $   31,865,000
  Short-term investments in marketable securities............      56,610,000      60,689,000
  Accounts receivable, net...................................       4,896,000       4,648,000
  Prepaid expenses...........................................       4,705,000         353,000
                                                               --------------  --------------
   Total current assets......................................      99,375,000      97,555,000

Long-term investments in marketable securities...............       5,129,000       9,748,000
Property and equipment, net..................................       2,817,000       2,223,000
Investment in unconsolidated joint venture...................         779,000         729,000
Other assets.................................................       2,604,000        --
                                                               --------------  --------------
                                                               $  110,704,000  $  110,255,000
                                                               --------------  --------------
                                                               --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................  $    1,001,000  $      992,000
  Accrued expenses and other current liabilities.............       4,098,000       4,367,000
  Deferred revenue...........................................       1,201,000       1,229,000
  Due to related parties.....................................       1,096,000       1,082,000
                                                               --------------  --------------
   Total current liabilities.................................       7,396,000       7,670,000
                                                               --------------  --------------
Minority interests in consolidated subsidiaries..............         308,000         510,000
Shareholders' equity:
  Common Stock...............................................          17,000          17,000
  Additional paid-in capital.................................     105,741,000     105,026,000
  Accumulated deficit........................................      (2,758,000)     (2,968,000)
                                                               --------------  --------------
   Total shareholders' equity................................     103,000,000     102,075,000
                                                               --------------  --------------
                                                               $  110,704,000  $  110,255,000
                                                               --------------  --------------
                                                               --------------  --------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 YAHOO! INC.
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)

                                                                        THREE MONTHS ENDED
                                                                    --------------------------
                                                                      MARCH 31,     MARCH 31,
                                                                        1997          1996
                                                                    ------------  ------------
Net revenues......................................................  $  9,515,000  $  1,733,000
Cost of revenues..................................................     1,227,000       167,000
                                                                    ------------  ------------
  Gross profit....................................................     8,288,000     1,566,000
                                                                    ------------  ------------
Operating expenses:
   Sales and marketing............................................     6,584,000       860,000
   Product development............................................     1,902,000       330,000
   General and administrative.....................................     1,160,000       487,000
                                                                    ------------  ------------
    Total operating expenses......................................     9,646,000     1,677,000
                                                                    ------------  ------------
Loss from operations..............................................    (1,358,000)     (111,000)
Investment income, net............................................     1,389,000       192,000
Minority interests in losses from operations of consolidated
  subsidiaries....................................................       202,000       --
                                                                    ------------  ------------
Income before income taxes........................................       233,000        81,000
Provision for income taxes........................................        23,000       --
                                                                    ------------  ------------
Net income........................................................  $    210,000  $     81,000
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income per share..............................................  $       0.01  $       0.00
                                                                    ------------  ------------
                                                                    ------------  ------------
Weighted average common shares and equivalents....................    31,657,000    27,691,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 YAHOO! INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                       THREE MONTHS ENDED
                                                                  ----------------------------
                                                                    MARCH 31,      MARCH 31,
                                                                      1997           1996
                                                                  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income....................................................  $     210,000  $      81,000
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization...............................        256,000         97,000
    Minority interests in losses from operations of consolidated
     subsidiaries...............................................       (202,000)      --
    Changes in assets and liabilities:
     Accounts receivable, net...................................       (248,000)      (482,000)
     Prepaid expenses and other assets..........................     (7,006,000)      (155,000)
     Accounts payable...........................................          9,000         19,000
     Accrued expenses and other current liabilities.............       (269,000)       309,000
     Deferred revenue...........................................        (28,000)       291,000
     Due to related parties.....................................         14,000         57,000
                                                                  -------------  -------------
Net cash provided by (used in) operating activities.............     (7,264,000)       217,000
                                                                  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.........................       (811,000)      (324,000)
  (Purchases) sales and maturites of investments in marketable
   securities, net..............................................      8,698,000    (36,062,000)
                                                                  -------------  -------------
Net cash provided by (used in) investing activities.............      7,887,000    (36,386,000)
                                                                  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of capital stock, net..................        676,000     63,750,000
  Repayment of lease obligations................................       --             (128,000)
                                                                  -------------  -------------
Net cash provided by financing activities.......................        676,000     63,622,000
                                                                  -------------  -------------
Net change in cash and cash equivalents.........................      1,299,000     27,453,000
Cash and cash equivalents at beginning of period................     31,865,000      5,297,000
                                                                  -------------  -------------
Cash and cash equivalents at end of period......................  $  33,164,000  $  32,750,000
                                                                  -------------  -------------
                                                                  -------------  -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 YAHOO! INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

NOTE 1--THE COMPANY AND BASIS OF PRESENTATION

    Yahoo! Inc. (the "Company") is an Internet media company that offers a network of globally-branded properties, specialty programming, and aggregated content distributed primarily on the World Wide Web (the "Web") serving business professionals and consumers, and is among the most widely used guides for information and discovery on the Web. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. The Company conducts its business within one industry segment.

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain prior period balances have been reclassified to conform with current period presentation.

NOTE 2--COMMITMENTS

    During March 1997, the Company entered into an agreement with Netscape Communications Corporation (Netscape) under which the Company has developed and operates an Internet information navigation service called "Netscape Guide by Yahoo!" (the Guide). The agreement provides that revenue from advertising on the Guide, which is managed by the Company, is to be shared between the Company and Netscape. Under the terms of this agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which will be amortized over the initial two-year term, which commenced in May 1997. The Company also provided Netscape with guarantees against shared advertising revenues of $10,000,000 in the first year of the agreement and $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of impressions being reached on the Guide.

    Also during March 1997, the Company entered into an agreement with Netscape whereby it was designated as one of four "Premier Providers" of navigational services within the Netscape Web Site. Under the terms of the agreement, the Company is required to make minimum payments of $3,200,000 in cash and is obligated to provide $1,500,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement, which commenced in May 1997. At March 31, 1997, the Company had prepaid $1,000,000 in cash under the terms of the agreement. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to remit to Netscape additional payments of cash and the Company's advertising services.

NOTE 3--NET INCOME PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method or the modified treasury stock method, whichever applies). Common equivalent shares are excluded from the computation if their effect is antidilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, the convertible preferred stock (using the if-converted method) and common equivalent shares (using the treasury stock method and the assumed public offering price) issued subsequent to March 5, 1995 through March 31, 1996 have been included in the computation as if they were outstanding for all periods presented.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." This Statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. If the Company had adopted this Statement for the three month periods ended March 31, 1997 and 1996, the Company's basic and diluted net income per share would have been $0.01 and $0.01 for the three month period ended March 31, 1997 and $0.00 and $0.00 for the three month period ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    The discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, and the risks discussed under the caption, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (a copy of which is available at biz.yahoo.com/profiles/yhoo.html or upon request from the Company).

OVERVIEW

    Yahoo! Inc. is an Internet media company that offers a network of globally-branded properties, specialty programming, and aggregated content distributed primarily on the World Wide Web serving business professionals and consumers, and is among the most widely used guides for information and discovery on the Web. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues. In April 1996, the Company completed its initial public offering.

    The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $0.02 per impression for general rotation to $0.08 per impression for highly targeted audiences and properties. To date, the duration of the Company's advertising commitments has ranged from one week to one year. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Deferred revenue is comprised of billings in excess of recognized revenue relating to advertising contracts.

    During March 1997, the Company entered into an agreement with Netscape under which the Company has developed and operates an Internet information navigation service called "Netscape Guide by Yahoo!" (the Guide). The personalized guide has been designed to provide Internet users with a central comprehensive source of sites, news, and other valuable services on the Web. Netscape Guide by Yahoo! is accessible through the Netscape Internet site and from the tool bar of Netscape Communicator. The navigational service provides users with central access to eight of the most popular information categories on the Web. The agreement provides that revenue from advertising on the Guide, which is managed by the Company, is to be shared between the Company and Netscape. Under the terms of this agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which will be amortized over the initial two-year term, which commenced in May 1997. The

Company also provided Netscape with guarantees against shared advertising revenues of $10,000,000 in the first year of the agreement and $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of advertising impressions being reached on the Guide. The Company plans to sell the advertising space on the Guide by hiring a significant number of direct sales personnel.

    Also during March 1997, the Company entered into an agreement with Netscape whereby it was designated as one of four "Premier Providers" of navigational services within the Netscape Web Site. Under the terms of the agreement, the Company is required to make minimum payments of $3,200,000 in cash and is obligated to provide $1,500,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement, which commenced in May 1997. At March 31, 1997, the Company had prepaid $1,000,000 in cash under the terms of the agreement. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to remit to Netscape additional payments of cash and the Company's advertising services.

    Yahoo! has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure to continue to develop and extend the "Yahoo!" brand, the failure to effectively develop and implement new media properties on a timely basis, the failure to effectively develop and implement the Netscape Guide By Yahoo!, the rejection of the Company's services by Web consumers and/ or advertisers, the inability of the Company to maintain and increase the levels of traffic on Yahoo! properties, the development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising, the inability of the Company to effectively integrate the technology and operations or any other acquired businesses or technologies with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks. For example, the Company has experienced delays in developing and launching Yahoo! Marketplace, a consumer navigational media property under development through a joint venture with Visa International.

    As of March 31, 1997, the Company had an accumulated deficit of $2,758,000. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible and, therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period to period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. Although the Company reported a profit for the quarter ended March 31, 1997 comprised of an operating loss offset by investment income and minority interest, the Company currently expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional media properties. The Company also has made $25,000,000 in advertising revenue guarantees to Netscape over the next two years in connection with the Netscape Guide By
Yahoo! agreement. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.

    As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. The Company derives substantially all of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. The Company also has fixed expenses in the form of prepaid license fees and advertising revenue guarantees of up to $30,000,000 over the next two years relating to the Netscape Guide By Yahoo!, which subject the Company to additional risk in the event that advertising revenues from this property are not sufficient to offset guaranteed payments and related operating expenses. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising contracts could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results and financial condition. In addition, the Company plans to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the "Yahoo!" brand, to develop and implement the Netscape Guide By Yahoo!, to fund greater levels of product development and to develop and commercialize additional media properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially and adversely affected.

    The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in Internet usage and advertising placements, the addition or loss of advertisers, the level of user traffic on Yahoo! and the Company's other online media properties, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes for Web-based advertising, technical difficulties with respect to the use of Yahoo! or other media properties developed by the Company, incurrence of costs relating to acquisitions, general economic conditions, and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also has experienced, and expects to continue to experience, seasonality in its business, with user traffic on Yahoo! and the Company's other online media properties being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services typically experience slower growth or decline. Additionally, seasonality may also affect the amount of customer advertising dollars placed with the Company in the first and third calendar quarters as advertisers historically spend less during these quarters.

    Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

RESULTS OF OPERATIONS

  NET REVENUES

    Net revenues were $9,515,000 for the quarter ended March 31, 1997, a 449% increase from $1,733,000 during the first quarter in 1996. The increase was due primarily to an increase in the number of advertisers, from 112 during the first quarter of 1996 to over 700 in the quarter ended March 31, 1997. Most of the Company's customers purchase advertisements on a short-term basis. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages. Advertising purchases by SOFTBANK, a 35% shareholder of the Company, and its related companies accounted for approximately 9% and 0% of net revenues in the quarters ending March 31, 1997 and 1996, respectively. Contracted prices on these orders are comparable to those given to other major customers of the Company. No one customer accounted for 10% or more of revenues during the quarter ended March 31, 1997 and one customer accounted for approximately 13% of revenues during the first quarter of 1996. International revenues were not significant during the quarters ending March 31, 1997 and 1996. Barter revenues represented less than 10% of net revenues during those quarters.

  COST OF REVENUES

    Cost of revenues consists of the expenses associated with the production and usage of the Company's online navigational guides. These costs primarily consist of fees paid to third parties for content included in the guides, Internet connection charges, equipment depreciation, and compensation. Cost of revenues were $1,227,000 for the quarter ended March 31, 1997, or 13% of net revenues. For the first quarter of 1996, cost of revenues were $167,000, or 10% of net revenues. The increase in cost of revenues from the year ago quarter was primarily attributable to increases in the quantity and quality of content available on the Company's online navigational guide Yahoo! and its other Internet navigational services, and increased usage of Yahoo! branded properties and the Company's other Internet navigational services. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on the Company's Internet navigational services, and increased usage of Company's Internet navigational services. As measured in page views (defined as electronic page displays), the Company delivered an average of over 30 million page views per day in March 1997, compared to an average of approximately 6 million page views per day in March 1996. The Company anticipates that its content and Internet connection expenses as a percentage of revenues will increase for the foreseeable future, resulting in lower gross margins as a percentage of net revenues.

  OPERATING EXPENSES

    The Company's operating expenses have increased significantly since the Company's inception. This trend reflects the costs associated with the formation of the Company, the development of the corporate infrastructure, the marketing and promotion of the Company's brand name, and increased efforts to develop and commercialize the Company's products and services. The Company believes that continued expansion of its operations is essential to enhance and extend the Yahoo! main site, establish branded properties in targeted markets, and expand the Company's user and advertising base. As a consequence, the Company intends to continue to significantly increase expenditures in all operating areas.

  SALES AND MARKETING

    Sales and marketing expenses were $6,584,000 for the quarter ended March 31, 1997, or 69% of net revenues as compared to $860,000, or 50% of net revenues for the quarter ended March 31, 1996. The increase from the year ago quarter is primarily attributable to an increase in commissions associated with the increase in revenues, an increase in advertising costs associated with the Company's aggressive brand building strategy, Netscape Preferred Provider costs, and additional compensation expense associated with an increase in sales and marketing personnel related to the addition of a direct sales force which the Company began building in the fourth quarter of 1996. The Company anticipates that sales and marketing expenses will increase in future periods in absolute dollars as it continues to pursue an aggressive brand building strategy and continues to build a direct sales organization. In addition, costs associated with the Netscape Guide by Yahoo!, specifically the addition of incremental direct sales representatives, will significantly increase sales and marketing expenses in future periods.

  PRODUCT DEVELOPMENT

    Product development expenses were $1,902,000 for the quarter ended March 31, 1997, or 20% of net revenues as compared to $330,000, or 19% of net revenues for the quarter ended March 31, 1996. The increase from the year ago quarter is primarily attributable to the development of new online media properties and the addition of engineers. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! and other online media properties. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company intends to incur increased product development expenditures in absolute dollars in future periods.

  GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $1,160,000 for the quarter ended March 31, 1997, or 12% of net revenues as compared to $487,000, or 28% of net revenues for the quarter ended March 31, 1996. The increase from the year ago quarter is primarily attributable to increases in personnel and professional services. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of increased staffing, fees for professional services, and costs associated with registering the Company's trademarks in various countries.

  INVESTMENT INCOME, NET

    Investment income, net of investment expense, was $1,389,000 for the quarter ended March 31, 1997. For the quarter ended March 31, 1996, investment income was $192,000. The increase in investment income during the current quarter from the year ago quarter was attributable to a higher average investment balance as a result of private and public offering proceeds received during March and April of 1996. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

  MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED SUBSIDIARIES

    During the second half of 1996, the Company entered into two separate joint venture agreements (Yahoo! Marketplace and Yahoo! Europe) whereby the Company holds a majority interest in the subsidiaries under both agreements. Minority interests in losses from operations of these consolidated subsidiaries were $202,000 for the quarter ended March 31, 1997. Because these subsidiaries are still in the early stages of development, minority interests in operations of consolidated subsidiaries will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries.

  INCOME TAXES

    Based on the current estimate of expected operating results and certain other factors, the Company currently expects its effective tax rate to be approximately 10% through fiscal year 1997. The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a valuation allowance continues to be required. The effective rate is lower than the statutory rate due to the utilization of net operating loss carryforwards and other tax credits.

  LIQUIDITY AND CAPITAL RESOURCES

    Yahoo! invests predominantly in instruments that are highly liquid, of high quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At March 31, 1997, the Company had cash and cash equivalents and investments totaling $94,903,000 comprised of $33,164,000 in cash and cash equivalents, $56,610,000 in short-term investments, and $5,129,000 in long-term investments.

    For the three months ended March 31, 1997, cash used in operating activities of $7,264,000 was primarily due to increases in prepaid expenses and other assets, which resulted primarily from a $5,000,000 one-time non-refundable license payment to Netscape under the Netscape Guide by Yahoo! agreement and a $1,000,000 payment to Netscape under the Premier Provider agreement. For the three months ended March 31, 1996, $217,000 of cash was provided by operating activities.

    Cash provided by investing activities was $7,887,000 for the three months ended March 31, 1997. Sales and maturities (net of purchases) of investments in marketable securities during the period were $8,698,000 and capital expenditures totaled $811,000. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. For the three months ended March 31, 1996, $36,386,000 was used in investing activities. Purchases (net of sales and maturities) of investments in marketable securities during the period were $36,062,000 and capital expenditures totaled $324,000.

    For the three months ended March 31, 1997, cash provided by financing activities of $676,000 was due to the issuance of Common Stock pursuant to the exercise of stock options. For the three months ended March 31, 1996, cash provided by financing activities of $63,622,000 was primarily due to the March 1996 issuance of 5,100,000 shares of Mandatorily Redeemable Convertible Series C Preferred Stock for aggregate proceeds of $63,750,000.

    The Company currently has no material commitments other than those under the Netscape Guide by Yahoo! agreement, the Netscape Premier Provider agreement, and operating lease agreements. Under the terms of the Guide agreement, the Company has provided Netscape with guarantees against shared advertising revenues of $10,000,000 in the first year of the agreement and $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of advertising impressions being reached on the Guide. Under the terms of the Premier Provider agreement, the Company has remaining minimum payments to Netscape at March 31, 1997 of $2,200,000 in cash and $1,500,000 in the Company's advertising services which are due during the one-year term of the agreement. The Company experienced a substantial increase in its capital expenditures and operating lease arrangements in 1996 and the first quarter of 1997 consistent with increased staffing and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of or investments (including through joint ventures) in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months. Thereafter, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders.

PART II--OTHER INFORMATION

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

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS

    On April 30, 1997, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Timothy Koogle (with 25,591,723 affirmative votes and 14,987 votes withheld), Jerry Yang (with 25,591,544 affirmative votes and 15,166 votes withheld), Eric Hippeau (with 25,590,323 affirmative votes and 16,387 votes withheld), Arthur H. Kern (with 25,590,297 affirmative votes and 16,413 votes withheld), and Michael Moritz (with 25,590,668 affirmative votes and 16,042 votes withheld).

    The shareholders also approved an amendment to the 1995 Stock Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 5,000,000 shares and permitting members of the Company's Board of Directors to be eligible to receive grants under the 1995 Stock Plan (with 23,141,773 affirmative votes, 1,026,301 negative votes, 22,708 votes withheld, and 1,415,928 broker non-votes).

    The shareholders also ratified the appointment of Price Waterhouse LLP as the independent accountants for the Company for the year ending December 31, 1997 (with 25,586,462 affirmative votes, 8,352 negative votes, and 11,896 votes withheld).

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

                                       YAHOO! INC.

Dated: May 15, 1997                    By: /s/ Gary Valenzuela
                                           -----------------------
                                           Senior Vice President, Finance
                                           and Administration, and Chief
                                           Financial Officer
                                           (Principal Financial Officer)

Dated: May 15, 1997                    By: /s/ James J. Nelson
                                           -----------------------
                                           Corporate Controller
                                           (Principal Accounting Officer)

                                 YAHOO! INC.

                              INDEX TO EXHIBITS

                                                             EXHIBIT
TITLE                                                          NO.
-----                                                        -------
Computation of Net Income Per Share..................          11
Financial Data Schedule..............................          27