Form 10-Q
period 1997-06-30
YAHOO INC
filed 1997-08-06
CIK 1011006

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                            Commission File Number 0-28018

                                     YAHOO! INC.
                (Exact name of registrant as specified in its charter)

              CALIFORNIA                          77-0398689
  ----------------------------------  -------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                          3400 CENTRAL EXPRESSWAY, SUITE 201
                             SANTA CLARA, CALIFORNIA 95051
                       ----------------------------------------
                       (Address of principal executive offices)

         Registrant's telephone number, including area code:  (408) 731-3300
                                                            ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days: Yes[X]  No[   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                          OUTSTANDING AT JULY 31, 1997
  ------------------------------            ----------------------------
  Common Stock, $0.001 par value                    28,597,274

                                     YAHOO! INC.

                                  TABLE OF CONTENTS


PART I.        FINANCIAL INFORMATION                                PAGE NO.

Item 1.        Consolidated Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets
                 at June 30, 1997 and December 31, 1996                 3

               Condensed Consolidated Statements of Operations
                 for the three months ended June 30, 1997 and 1996;
                 and the six months ended June 30, 1997 and 1996        4

               Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 1997 and 1996        5

               Notes to Condensed Consolidated Financial Statements     6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                       18

Item 2.        Changes in Securities                                   18

Item 3.        Defaults Upon Senior Securities                         18

Item 4.        Submission of Matters to a Vote of Security Holders     18

Item 5.        Other Information                                       18

Item 6.        Exhibits and Reports on Form 8-K                        18

Signatures                                                             19

PART I -       FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS



                                   YAHOO! INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                      June 30,         December 31,
                                                                        1997               1996
                                                                ------------------  ------------------
ASSETS                                                               (unaudited)
Current assets:
    Cash and cash equivalents                                     $  61,587,000      $  31,865,000
    Short-term investments in marketable securities                  37,268,000         60,689,000
    Accounts receivable, net                                          6,716,000          4,648,000
    Prepaid expenses                                                  3,912,000            353,000
                                                                ----------------    ----------------
        Total current assets                                        109,483,000         97,555,000

Long-term investments in marketable securities                                -          9,748,000
Property and equipment, net                                           3,286,000          2,223,000
Investment in unconsolidated joint venture                              879,000            729,000
Other assets                                                          2,083,000                  -
                                                                ----------------    ----------------
                                                                 $  115,731,000     $  110,255,000
                                                                ----------------    ----------------
                                                                ----------------    ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $      803,000     $      992,000
    Accrued expenses and other current liabilities                    6,505,000          4,367,000
    Deferred revenue                                                  1,752,000          1,229,000
    Due to related parties                                            1,049,000          1,082,000
                                                                ----------------    ----------------
       Total current liabilities                                     10,109,000          7,670,000
                                                                ----------------    ----------------

Minority interests in consolidated subsidiaries                         660,000            510,000

Shareholders' equity:
    Common Stock                                                         18,000             17,000
    Additional paid-in capital                                      128,246,000        105,026,000
    Accumulated deficit                                             (23,302,000)        (2,968,000)
                                                                ----------------    ----------------
        Total shareholders' equity                                  104,962,000        102,075,000
                                                                ----------------    ----------------
                                                                 $  115,731,000     $  110,255,000
                                                                ----------------    ----------------
                                                                ----------------    ----------------




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   YAHOO! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                     Three Months Ended                    Six Months Ended
                                                              ------------------------------      -------------------------------
                                                                   June 30,          June 30,          June 30,          June 30,
                                                                     1997              1996              1997              1996
                                                              --------------    -------------     -------------     -------------
Net revenues                                                  $  13,520,000      $  3,274,000     $  23,035,000      $  5,007,000
Cost of revenues                                                  2,049,000           520,000         3,276,000           687,000
                                                              --------------    -------------     -------------     -------------
      Gross profit                                               11,471,000         2,754,000        19,759,000         4,320,000
                                                              --------------    -------------     -------------     -------------
Operating expenses:
    Sales and marketing                                           8,673,000         3,290,000        15,257,000         4,150,000
    Product development                                           2,103,000         1,037,000         4,005,000         1,367,000
    General and administrative                                    1,459,000           762,000         2,619,000         1,249,000
    Other - nonrecurring costs                                   21,245,000                 -        21,245,000                 -
                                                              --------------    -------------     -------------     -------------
        Total operating expenses                                 33,480,000         5,089,000        43,126,000         6,766,000
                                                              --------------    -------------     -------------     -------------

Loss from operations                                            (22,009,000)       (2,335,000)      (23,367,000)       (2,446,000)
Investment income, net                                            1,260,000           969,000         2,649,000         1,161,000
Minority interests in losses from operations
    of consolidated subsidiaries                                    182,000                 -           384,000                 -
                                                              --------------    -------------     -------------     -------------
Loss before income taxes                                        (20,567,000)       (1,366,000)      (20,334,000)       (1,285,000)

Benefit for income taxes                                            (23,000)                -                 -                 -
                                                              --------------    -------------     -------------     -------------
Net loss                                                      $ (20,544,000)    $  (1,366,000)   $  (20,334,000)    $  (1,285,000)
                                                              --------------    -------------     -------------     -------------
                                                              --------------    -------------     -------------     -------------
Net loss per share                                                   ($0.74)           ($0.05)           ($0.74)           ($0.06)
                                                              --------------    -------------     -------------     -------------
                                                              --------------    -------------     -------------     -------------
Weighted average common shares                                   27,792,000        26,456,000        27,493,000        22,887,000

-----------------------------------------------------------------------------------------------------------------------------------

Pro forma net loss per share
    reflecting 3-for-2 stock split (Note 4)                          ($0.49)           ($0.03)           ($0.49)           ($0.04)
                                                              --------------    -------------     -------------     -------------
                                                              --------------    -------------     -------------     -------------
Pro forma weighted average common shares
    reflecting 3-for-2 stock split (Note 4)                      41,688,000        39,684,000        41,239,500        34,330,500



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    YAHOO! INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                       Six Months Ended
                                                                                -------------------------------
                                                                                   June 30,         June 30,
                                                                                     1997             1996
                                                                                -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $ (20,334,000)   $   (1,285,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                 621,000           229,000
        Minority interests in losses from operations of consolidated
          subsidiaries                                                               (384,000)                -
        Non-cash charge                                                            21,245,000                 -
        Changes in assets and liabilities:
            Accounts receivable, net                                               (2,068,000)       (1,184,000)
            Prepaid expenses and other assets                                      (5,792,000)         (910,000)
            Accounts payable                                                         (189,000)          417,000
            Accrued expenses and other current liabilities                          1,877,000         1,377,000
            Deferred revenue                                                          523,000           227,000
            Due to related parties                                                    (33,000)           (2,000)
                                                                                -------------    --------------
Net cash used in operating activities                                              (4,534,000)       (1,131,000)
                                                                                -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                                          (1,606,000)         (643,000)
    (Purchases) sales and maturites of investments in marketable
       securities, net                                                             33,169,000       (39,226,000)
                                                                                -------------    --------------
Net cash provided by (used in) investing activities                                31,563,000       (39,869,000)
                                                                                -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of capital stock, net                                    2,093,000        98,785,000
    Proceeds from minority investor                                                   600,000                 -
    Repayment of lease obligations                                                          -          (128,000)
                                                                                -------------    --------------
Net cash provided by financing activities                                           2,693,000        98,657,000
                                                                                -------------    --------------
Net change in cash and cash equivalents                                            29,722,000        57,657,000
Cash and cash equivalents at beginning of period                                   31,865,000         5,297,000
                                                                                -------------    --------------
Cash and cash equivalents at end of period                                      $  61,587,000    $   62,954,000
                                                                                -------------    --------------
                                                                                -------------    --------------



    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     YAHOO! INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

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

NOTE 2 - COMMITMENTS

NETSCAPE GUIDE BY YAHOO!

    During March 1997, the Company entered into certain agreements with Netscape Communications Corporation (Netscape) under which the Company has developed and operates an Internet information navigation service called "NETSCAPE GUIDE BY YAHOO!" (the GUIDE). The Co-Marketing agreement provides that revenue from advertising on the GUIDE, which is managed by the Company, is to be shared between the Company and Netscape. Under the terms of the Trademark License agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which is being amortized over the initial two-year term, which commenced in May 1997. The Company also provided Netscape with a minimum of $10,000,000 in guarantees against shared advertising revenues in the first year of the Co-Marketing agreement and up to $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of impressions being reached on the GUIDE. In June 1997, an amendment to this agreement was signed whereby the first year shared advertising revenue guarantee was reduced to $4,660,000. Actual payments may be higher and will relate directly to the overall revenue recognized from the GUIDE.

NETSCAPE PREMIER PROVIDER


    Also during March 1997, the Company entered into an agreement with Netscape whereby it was designated as one of four "Premier Providers" of domestic navigational services within the Netscape Web Site. Under the terms of the agreement, the Company is required to make minimum payments of $3,200,000 in cash and is obligated to provide $1,500,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement, which commenced in May 1997. As of June 30, 1997, the Company had paid $1,000,000 in cash and an additional $637,000 was paid in July under the terms of the agreement. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to remit to Netscape additional payments of cash and the Company's advertising services. The Company amortizes the total cost of the Premier Provider agreement over its one year term.

    During June 1997, the Company entered into certain agreements with Netscape whereby it was designated as a Premier Provider of international search and navigational guide services for the Netscape Net Search program. Under the terms of the agreements, the Company will provide services in 12 countries, including Australia, Denmark, France, Germany, Italy, Japan, Korea, The Netherlands, Portugal, Spain, Sweden, and the United Kingdom. Under the terms of the agreements, the Company is required to make a cash payment of $2,900,000 in July 1997 and is obligated to provide $100,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreements, which commenced in July 1997. The Company amortizes the total cost of these agreements over their one year term.

MARKETPLACE RESTRUCTURING

    In August 1996, the Company entered into a joint venture arrangement with Visa Marketplace, Inc. and another party (the "Visa Group") for the development of an online property relating to electronic commerce. The arrangements included the creation of a limited liability company (Yahoo! Marketplace L.L.C.) owned by the Company and the Visa Group, to which the Company licensed certain trademarks and other intellectual property, and included other contractual commitments by the Company to Visa. In July 1997, prior to the completion of significant business activities and public launch of the property, the Company and Visa entered into an agreement under which the Visa Group released the Company from certain obligations and claims, and the Company returned the Visa Group's original equity contribution to the L.L.C. In connection with this agreement, Yahoo! has issued 466,321 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997. On August 4, 1997, the Company filed a Registration Statement on Form S-3 with respect to the resale of 259,069 Visa Group shares. The Visa Group has agreed to refrain from the sale of 103,626 shares until July 1998 and the remaining 103,626 shares until July 1999.

NOTE 3 - NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that for the periods ended June 30, 1996, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, the convertible preferred stock (using the if-converted method) and common equivalent shares (using the treasury stock method and the assumed public offering price) issued subsequent to March 5, 1995 through April 11, 1996 have been included in the computation as if they were outstanding for all periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." This Statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The impact of this Statement for the three and six month periods ended June 30, 1997 and 1996 on the calculation of primary and fully diluted earnings per share is not material.

NOTE 4 - STOCK SPLIT

    During July 1997, the Company's Board of Directors approved a three-for-two Common Stock split. Shareholders of record on August 11, 1997 (the record date) will be entitled to one additional share for every two shares held on that date. In accordance with SAB Topic 4-C, the Company has presented a pro forma earnings per share and weighted average shares on the face of the statement of operations for all periods presented which reflect the effect of the split.

NOTE 5 - SUBSEQUENT EVENT

    On July 31, 1997, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of NetControls, Inc. for 24,778 shares of the Company's Common Stock. The acquisition will be recorded as a purchase for accounting purposes and the majority of the purchase price of approximately $1,400,000 will be amortized over the estimated useful life of the technology acquired. To date, the financial results of NetControls, Inc. have been deminimis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, AND THE RISKS DISCUSSED UNDER THE CAPTION, "RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AND IN THE REGISTRATION STATEMENT FILED ON FORM S-3 ON AUGUST 4, 1997 (COPIES OF WHICH ARE AVAILABLE AT BIZ.YAHOO.COM/PROFILES/YHOO.HTML OR UPON REQUEST FROM THE COMPANY).

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

    During March 1997, the Company entered into certain agreements with Netscape under which the Company has developed and operates an Internet information navigation service called "NETSCAPE GUIDE BY YAHOO!" (the GUIDE).
 The personalized guide has been designed to provide Internet users with a central comprehensive source of sites, news, and other valuable services on the Web. NETSCAPE GUIDE BY YAHOO! is accessible through the Netscape Internet site and from the tool bar of Netscape Communicator. The navigational service provides users with central access to eight of the most popular information categories on the Web. The Co-Marketing agreement provides that revenue from advertising on the GUIDE, which is managed by the Company, is to be shared between the Company and Netscape. The Company plans to sell the advertising space on the GUIDE by hiring a significant number of direct sales personnel. Under the terms of the Trademark License agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which is being amortized over the initial two-year term, which commenced in May 1997. The Company also provided Netscape with a minimum of $10,000,000 in guarantees against shared advertising revenues in the first year of the Co-Marketing agreement and up to $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of advertising impressions being reached on the GUIDE. In June 1997, an amendment to this agreement was signed whereby the first year shared advertising revenue guarantee was reduced to $4,660,000. Actual payments may be higher and will relate directly to the overall revenue recognized from the GUIDE.

    Also during March 1997, the Company entered into an agreement with Netscape whereby it was designated as one of four "Premier Providers" of domestic navigational services within the Netscape Web Site. Under the terms of the agreement, the Company is required to make minimum payments of $3,200,000 in cash and is obligated to provide $1,500,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement, which commenced in May 1997. As of June 30, 1997, the Company had paid $1,000,000 in cash and an additional $637,000 was paid in July under the terms of the agreement. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to remit to Netscape additional payments of cash and the Company's advertising services.

    During June 1997, the Company entered into certain agreements with Netscape whereby it was designated as a Premier Provider of international search and navigational guide services for the Netscape Net Search program. Under the terms of the agreements, the Company will provide services in 12 countries, including Australia, Denmark, France, Germany, Italy, Japan, Korea, The Netherlands, Portugal, Spain, Sweden, and the United Kingdom. Under the terms of the agreements, the Company is required to make a cash payment of $2,900,000 in July 1997 and is obligated to provide $100,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreements, which commenced in July 1997.

    In August 1996, the Company entered into a joint venture arrangement with Visa Marketplace, Inc. and another party (the "Visa Group") for the development of an online property relating to electronic commerce. The arrangements included the creation of a limited liability company (Yahoo! Marketplace L.L.C.) owned by the Company and the Visa Group, to which the Company licensed certain trademarks and other intellectual property, and included other contractual commitments by the Company to Visa. In July 1997, prior to the completion of significant business activities and public launch of the property, the Company and Visa entered into an agreement under which the Visa Group released the Company from certain obligations and claims, and the Company returned the Visa Group's original equity contribution to the L.L.C. In connection with this agreement, Yahoo! has issued 466,321 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997.

    Yahoo! has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure to continue to develop and extend the "Yahoo!" brand, the failure to develop new media properties, the rejection of the Company's services by Web consumers and/or advertisers, the inability of the Company to maintain and increase the levels of traffic on YAHOO! properties, the development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising as a result of competition or other factors, the inability of the Company to effectively integrate the technology and operations or any other acquired businesses or technologies with its operations, and the inability to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

    As of June 30, 1997, the Company had an accumulated deficit of $23,302,000. The extremely limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible and, therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period to period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. The
Company currently expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional media properties.
The Company also has remaining guaranteed payments of up to $19,660,000 in advertising revenue guarantees to Netscape over the next two years in connection with the NETSCAPE GUIDE BY YAHOO! agreement. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.

    As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. The Company derives substantially all of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. The Company also has fixed expenses in the form of advertising revenue guarantees of up to $19,660,000 over the next two years relating to the NETSCAPE GUIDE BY YAHOO!, which subject the Company to additional risk in the event that advertising revenues from this property are not sufficient to offset guaranteed payments and related operating expenses. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising contracts could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results and financial condition. In addition, the Company plans to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the "Yahoo!" brand, to implement and operate the NETSCAPE GUIDE BY YAHOO!, to fund greater levels of product development and to develop and commercialize additional media properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially and adversely affected.

    The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in Internet usage and advertising placements, the addition or loss of advertisers, the level of user traffic on YAHOO! and the Company's other online media properties, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes for Web-based advertising, the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements, technical difficulties with respect to the use of YAHOO! or other media properties developed by the Company, incurrence of costs relating to acquisitions, general economic conditions, and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also has experienced, and expects to continue to experience, seasonality in its business, with user traffic on YAHOO! and the Company's other online media properties being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services typically experience slower growth or decline. Additionally, seasonality may also affect the amount of customer advertising dollars placed with the Company in the first and third calendar quarters as advertisers historically spend less during these quarters.

    From time to time, the Company enters into agreements with sponsors and content providers under which the Company is entitled to receive a share of revenue received from the purchasers of goods and services from users of the Company's online properties. Such revenue arrangements, if significant, would expose the Company to additional risks and uncertainties, including (without limitation) seasonal variations associated with the markets for such products and services, competitive and other business factors relating to such markets, and potential liabilities to consumers of such products and services.

    Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

RESULTS OF OPERATIONS

  NET REVENUES

    Net revenues increased 313% and 360% in the second quarter and first half of fiscal 1997, respectively, as compared to the corresponding periods in fiscal 1996. The increases were due primarily to an increase in the number of advertisers, from 230 during the quarter ended June 30, 1996 to over 900 in the quarter ended June 30, 1997. Most of the Company's customers purchase advertisements on a short-term basis. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages. Advertising purchases by SOFTBANK, a 34% shareholder of the Company at June 30, 1997, and its related companies accounted for approximately 5% and 7% of net revenues in the second quarter and first half of fiscal 1997, respectively, as compared to 2% and 1% in the corresponding periods in fiscal 1996. Contracted prices on these orders are comparable to those given to other major customers of the Company. No one customer accounted for 10% or more of revenues during the three or six month periods ended June 30, 1997 and 1996. International revenues were not significant during the three and six month periods ended June 30, 1997 and 1996. Barter revenues represented less than 10% of net revenues during those periods.

   COST OF REVENUES

    Cost of revenues consists of the expenses associated with the production and usage of the Company's online navigational guides. These costs primarily consist of fees paid to third parties for content included in the guides, Internet connection charges, equipment depreciation, and compensation. Cost of revenues were 15% and 14% of net revenues in the second quarter and first half of fiscal 1997, respectively, as compared to 16% and 14% in the corresponding periods in fiscal 1996. The absolute dollar increase in cost of revenues from the year ago periods was primarily attributable to increases in the quantity and quality of content available on the Company's online navigational guide YAHOO! and its other Internet navigational services, and increased usage of YAHOO! branded properties and the Company's other Internet navigational services. The Company anticipates that its content and Internet connection expenses will continue to increase with the quantity and quality of content available on the Company's Internet navigational services, and increased usage of Company's Internet navigational services. As measured in page views (defined as electronic page displays), the Company delivered an average of 38 million page views per day in June 1997, compared to an average of approximately 9 million page views per day in June 1996.

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

  SALES AND MARKETING

    Sales and marketing expenses were $8,673,000 for the quarter ended June 30, 1997, or 64% of net revenues as compared to $3,290,000, or 100% of net revenues for the quarter ended June 30, 1996. For the six months ended June 30, 1997, sales and marketing expenses were $15,257,000, or 66% of net revenues as compared to $4,150,000, or 83% of net revenues for the six months ended June 30, 1996. The absolute dollar increase from the year ago periods is primarily attributable to an increase in commissions associated with the increase in revenues, costs associated with the NETSCAPE GUIDE BY YAHOO!, an increase in advertising costs associated with the Company's aggressive brand building strategy, and additional compensation expense associated with an increase in sales and marketing personnel related to the addition of a direct sales force which the Company began building in the fourth quarter of 1996. The Company anticipates that sales and marketing expenses will increase in future periods in absolute dollars as it continues to pursue an aggressive brand building strategy and continues to build a direct sales organization.

  PRODUCT DEVELOPMENT

    Product development expenses were $2,103,000 for the quarter ended June 30, 1997, or 16% of net revenues as compared to $1,037,000, or 32% of net revenues for the quarter ended June 30, 1996. For the six months ended June 30, 1997, product development expenses were $4,005,000, or 17% of net revenues as compared to $1,367,000, or 27% of net revenues for the six months ended June 30, 1996. The increase in absolute dollars from the year ago periods is primarily attributable to the development of new online media properties and the addition of engineers. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of YAHOO! and other online media properties. To date, all product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company intends to incur increased product development expenditures in absolute dollars in future periods.

  GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $1,459,000 for the quarter ended June 30, 1997, or 11% of net revenues as compared to $762,000, or 23% of net revenues for the quarter ended June 30, 1996. For the six months ended June 30, 1997, general and administrative expenses were $2,619,000, or 11% of net revenues as compared to $1,249,000, or 25% of net revenues for the six months ended June 30, 1996. The increase in absolute dollars from the year ago periods is primarily attributable to increases in personnel and professional services. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of increased staffing, fees for professional services, and costs associated with registering the Company's trademarks in various countries.

   OTHER - NONRECURRING COSTS

    In July 1997, the Company and Visa entered into an agreement under which the Visa Group released the Company from certain obligations and claims, and the Company returned the Visa Group's original equity contribution to Yahoo! Marketplace L.L.C. In connection with this agreement, Yahoo! has issued 466,321 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997.

  INVESTMENT INCOME, NET

    Investment income, net of investment expense, was $1,260,000 for the quarter ended June 30, 1997. For the quarter ended June 30, 1996, investment income was $969,000. Investment income for the six months ended June 30, 1997 was $2,649,000 as compared to $1,161,000 for the six months ended June 30, 1996. The increase in investment income from the year ago periods was attributable to a higher average investment balance as a result of private and public offering proceeds received during March and April of 1996. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

  MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED SUBSIDIARIES

    During the second half of 1996, the Company entered into joint venture agreements whereby the Company holds a majority interest in the subsidiaries under the agreements. Minority interests in losses from operations of these consolidated subsidiaries were $182,000 for the quarter ended June 30, 1997 and $384,000 for the first half of fiscal 1997. The joint venture agreement for Yahoo! Marketplace was been terminated and the Yahoo! Europe subsidiaries are still in the early stages of development, therefore, minority interests in operations of consolidated subsidiaries will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries.

   INCOME TAXES

    Based on the current estimate of expected operating results and certain other factors, the Company currently expects its effective tax rate to be 0% through fiscal year 1997. The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a valuation allowance continues to be required.

NET LOSS

    The Company recorded a net loss of $20,544,000 or $0.74 per share for the quarter ended June 30, 1997. Excluding the effect of the one-time, non-cash, pre-tax charge of $21,245,000, the Company earned $610,000 or $0.02 per share. For the year ago quarter ended June 30, 1996, the Company recorded a net loss of $1,366,000 or $0.05 per share. For the six month period ended June 30, 1997, the Company recorded a net loss of $20,334,000 or $0.74 per share. Excluding the effect of the one-time, non-cash, pre-tax charge of $21,245,000, the Company earned $820,000 or $0.03 per share. For the year ago six month period ended June 30, 1996, the Company recorded a net loss of $1,285,000 or $0.06 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Yahoo! invests predominantly in instruments that are highly liquid, of high quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At June 30, 1997, the Company had cash and cash equivalents and investments totaling $98,855,000 comprised of $61,587,000 in cash and cash equivalents, and $37,268,000 in short-term investments.

    For the six months ended June 30, 1997, cash used in operating activities of $4,534,000 was primarily due to increases in prepaid expenses and other assets, which resulted primarily from a $5,000,000 one-time non-refundable license payment to Netscape under the NETSCAPE GUIDE BY YAHOO! agreement and a $1,000,000 payment to Netscape under the Premier Provider agreement. For the six months ended June 30, 1996, $1,131,000 of cash was used in operating activities.

    Cash provided by investing activities was $31,563,000 for the six months ended June 30, 1997. Sales and maturities (net of purchases) of investments in marketable securities during the period were $33,169,000 and capital expenditures totaled $1,606,000. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. For the six months June 30, 1996, $39,869,000 was used in investing activities. Purchases (net of sales and maturities) of investments in marketable securities during the period were $39,226,000 and capital expenditures totaled $643,000.

    For the six months ended June 30, 1997, cash provided by financing activities of $2,693,000 was due to $2,093,000 from the issuance of Common Stock pursuant to the exercise of stock options and $600,000 of proceeds received from a minority investor. For the six months ended June 30, 1996, cash provided by financing activities of $98,785,000 was primarily due to the March 1996 issuance of 5,100,000 shares of Mandatorily Redeemable Convertible Series C Preferred Stock for aggregate proceeds of $63,750,000 and the April 1996 initial public offering of 2,990,000 shares of Common Stock for net proceeds of $35,043,000.

    The Company currently has no material commitments other than those under the Netscape Co-Marketing agreement, the Netscape Premier Provider agreements, and operating lease agreements. Under the terms of the amended Co-Marketing agreement, the Company has provided Netscape with $4,660,000 in guarantees against shared advertising revenues in the first year of the agreement and up to $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of advertising impressions being reached on the GUIDE. Under the terms of the Premier Provider agreements, the Company has remaining minimum payments to Netscape at June 30, 1997 of $5,100,000 in cash and $1,225,000 in the Company's advertising services which are due during the one-year terms of the agreements, of which $3,537,000 in cash was paid in July 1997. The Company experienced a substantial increase in its capital expenditures and operating lease arrangements in 1996 and the first half of 1997 consistent with increased staffing and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of or investments (including through joint ventures) in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months. Thereafter, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders.

PART II -     OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

    From time to time the Company has been, and expects to continue to be, subject to legal proceedings and claims in the ordinary course of its business, including, among others, contractual disputes with advertisers and content or distribution providers, and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Although the Company cannot predict the outcome of any proceeding, the Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

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

                                          YAHOO! INC.



Dated: August 6, 1997                     By:  /s/  GARY VALENZUELA
                                             ---------------------------------
                                               Senior Vice President, Finance
                                               and Administration, and Chief
                                               Financial Officer
                                               (Principal Financial Officer)


Dated: August 6, 1997                     By:  /s/  JAMES J. NELSON
                                             ---------------------------------
                                               Vice President, Finance
                                               (Principal Accounting Officer)

                                     YAHOO! INC.

                                  INDEX TO EXHIBITS


TITLE                                                                        EXHIBIT NO.
-----                                                                        -----------
Amended and Restated Articles of Incorporation (to be effective
August 11, 1997). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3.1

Amendment One to the Co-Marketing Agreement, dated June 30,
1997 between Yahoo! Inc. and Netscape Communications Corporation. . . . . .    10.1

International Net Search Program Services Agreement, dated June 30,
1997 between Yahoo! Inc. and Netscape Communications Corporation. . . . . .    10.2

Trademark License Agreement, dated June 30, 1997 between
Yahoo! Inc. and Netscape Communications Corporation . . . . . . . . . . . .    10.3

Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . . . .    27




