Form 10-Q
period 1997-09-30
YAHOO INC
filed 1997-10-30
CIK 1011006

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the transition period from _____ to _____

                            Commission File Number 0-28018

                                     YAHOO! INC.
                (Exact name of registrant as specified in its charter)

         California                                   77-0398689
-----------------------------------      ---------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                  Outstanding at September 30, 1997
--------------------------------------   ----------------------------------
   Common Stock, $0.00067 par value                   43,099,792

                                     YAHOO! INC.

                                  TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                         PAGE NO.

Item 1.  Condensed Consolidated Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets
            at September 30, 1997 and December 31, 1996                   3

         Condensed Consolidated Statements of Operations
            for the three months ended September 30, 1997 and 1996;
            and the nine months ended September 30, 1997 and 1996         4

         Condensed Consolidated Statements of Cash Flows
            for the nine months ended September 30, 1997 and 1996         5

         Notes to Condensed Consolidated Financial Statements             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               22

Item 2.  Changes in Securities                                           23

Item 3.  Defaults Upon Senior Securities                                 24

Item 4.  Submission of Matters to a Vote of Security Holders             24

Item 5.  Other Information                                               24

Item 6.  Exhibits and Reports on Form 8-K                                24

Signatures                                                               25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                     YAHOO! INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       September 30,        December 31,
                                                           1997                 1996
                                                       ----------------    ----------------
ASSETS                                                  (unaudited)
Current assets:
    Cash and cash equivalents                           $  55,754,000       $  31,865,000
    Short-term investments in marketable securities        42,748,000          60,689,000
    Accounts receivable, net                                8,331,000           4,648,000
    Prepaid expenses                                        7,190,000             353,000
                                                       ----------------    ----------------
       Total current assets                               114,023,000          97,555,000

Long-term investments in marketable securities              4,003,000           9,748,000
Property and equipment, net                                 4,214,000           2,223,000
Investment in unconsolidated joint venture                  1,228,000             729,000
Other assets                                                2,286,000                   -
                                                       ----------------    ----------------
                                                       $  125,754,000      $  110,255,000
                                                       ----------------    ----------------
                                                       ----------------    ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                     $  1,867,000          $  992,000
    Accrued expenses and other current liabilities          7,958,000           4,367,000
    Deferred revenue                                        4,332,000           1,229,000
    Due to related parties                                    760,000           1,082,000
                                                       ----------------    ----------------
       Total current liabilities                           14,917,000           7,670,000
                                                       ----------------    ----------------

Minority interests in consolidated subsidiaries               809,000             510,000

Shareholders' equity:
    Common Stock                                               19,000              17,000
    Additional paid-in capital                            131,674,000         105,026,000
    Accumulated deficit                                   (21,665,000)         (2,968,000)
                                                       ----------------    ----------------
       Total shareholders' equity                         110,028,000         102,075,000
                                                       ----------------    ----------------
                                                       $  125,754,000      $  110,255,000
                                                       ----------------    ----------------
                                                       ----------------    ----------------



             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                   YAHOO! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                 Nine Months Ended
                                                   ----------------------------------  ---------------------------------
                                                   September 30,      September 30,    September 30,     September 30,
                                                       1997               1996             1997              1996
                                                   ---------------   ---------------   ---------------   ---------------

Net revenues                                       $  17,320,000      $  5,515,000     $  40,355,000     $  10,522,000
Cost of revenues                                       1,992,000         1,038,000         5,268,000         1,725,000
                                                   ---------------   ---------------   ---------------   ---------------
   Gross profit                                       15,328,000         4,477,000        35,087,000         8,797,000
                                                   ---------------   ---------------   ---------------   ---------------

Operating expenses:
  Sales and marketing                                 11,187,000         4,015,000        26,444,000         8,165,000
  Product development                                  2,557,000         1,362,000         6,562,000         2,729,000
  General and administrative                           1,362,000         1,673,000         3,981,000         2,922,000
  Other - nonrecurring costs                                   -                 -        21,245,000               -
                                                   ---------------   ---------------   ---------------   ---------------
     Total operating expenses                         15,106,000         7,050,000        58,232,000        13,816,000
                                                   ---------------   ---------------   ---------------   ---------------

Income (loss) from operations                            222,000        (2,573,000)      (23,145,000)       (5,019,000)
Investment income, net                                 1,168,000         1,262,000         3,817,000         2,423,000
Minority interests in losses from operations
  of consolidated subsidiaries                           247,000           166,000           631,000           166,000
                                                   ---------------   ---------------   ---------------   ---------------

Income (loss) before income taxes                      1,637,000        (1,145,000)      (18,697,000)       (2,430,000)

Provision for income taxes                                     -                 -                 -                 -
                                                   ---------------   ---------------   ---------------   ---------------

Net income (loss)                                   $  1,637,000     $  (1,145,000)   $  (18,697,000)    $  (2,430,000)
                                                   ---------------   ---------------   ---------------   ---------------
                                                   ---------------   ---------------   ---------------   ---------------

Net income (loss) per share                                $0.03            ($0.03)           ($0.45)           ($0.07)
                                                   ---------------   ---------------   ---------------   ---------------
                                                   ---------------   ---------------   ---------------   ---------------

Weighted average common shares                        50,096,000        39,756,000        41,742,000        36,140,000






             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                                     YAHOO! INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)



                                                                            Nine Months Ended
                                                                   ----------------------------------
                                                                   September 30,      September 30,
                                                                       1997               1996
                                                                   ---------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $  (18,697,000)     $  (2,430,000)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Depreciation and amortization                                   1,157,000            441,000
       Minority interests in losses from operations of
         consolidated subsidiaries                                      (631,000)          (166,000)
       Non-cash charge                                                21,245,000                  -
       Changes in assets and liabilities:
           Accounts receivable, net                                   (3,683,000)        (2,286,000)
           Prepaid expenses and other assets                          (8,011,000)          (651,000)
           Accounts payable                                              875,000          1,191,000
           Accrued expenses and other current liabilities              3,330,000          2,553,000
           Deferred revenue                                            3,103,000            105,000
           Due to related parties                                       (322,000)           128,000
                                                                   ---------------    ---------------
Net cash used in operating activities                                 (1,634,000)        (1,115,000)
                                                                   ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment                             (2,943,000)        (1,759,000)
    (Purchases) sales and maturites of investments in
      marketable securities, net                                      23,686,000        (73,077,000)
    Investment in unconsolidated joint venture                          (299,000)          (729,000)
                                                                   ---------------    ---------------
Net cash provided by (used in) investing activities                   20,444,000        (75,565,000)
                                                                   ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of capital stock, net                       4,083,000         98,769,000
    Proceeds from minority investors                                     996,000            450,000
    Repayment of lease obligations                                           -             (128,000)
                                                                   ---------------    ---------------
Net cash provided by financing activities                              5,079,000         99,091,000
                                                                   ---------------    ---------------

Net change in cash and cash equivalents                               23,889,000         22,411,000
Cash and cash equivalents at beginning of period                      31,865,000          5,297,000
                                                                   ---------------    ---------------

Cash and cash equivalents at end of period                         $  55,754,000      $  27,708,000
                                                                   ---------------    ---------------
                                                                   ---------------    ---------------

SUPPLEMENTAL SCHEDULE OF NONCASH TRANSACTIONS:
    Purchase of NetControls through issuance of Common Stock       $   1,400,000      $         -
                                                                   ---------------    ---------------
                                                                   ---------------    ---------------



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


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income."
SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The disclosure prescribed by SFAS 130 must be made beginning with the first quarter of 1998 and is not anticipated to have a material impact on the Company's financial position or results of operations.

    In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has not yet determined the impact, if any, of adopting this standard. The disclosures prescribed by SFAS 131 are effective in 1998.

NOTE 3 - COMMITMENTS

NETSCAPE GUIDE BY YAHOO!

    During March 1997, the Company entered into certain agreements with Netscape Communications Corporation (Netscape) under which the Company has developed and operates an Internet information navigation service called "NETSCAPE GUIDE BY YAHOO!" (the GUIDE). The Co-Marketing agreement provides that revenue from advertising on the GUIDE, which is managed by the Company, is to be shared between the Company and Netscape. Under the terms of the Trademark License agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which is being amortized over the initial two-year term, which commenced in May 1997. Under the terms of the Co-Marketing agreement as amended in June 1997, the Company also provided Netscape with a minimum of $4,660,000 in guarantees against shared advertising revenues in the first year of the agreement and up to $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of impressions being reached on the GUIDE. Actual payments may be higher and will relate directly to the overall revenue recognized from the GUIDE. As of September 30, 1997, $1,160,000 had been paid to Netscape under this agreement.

NETSCAPE PREMIER PROVIDER

    Also during March 1997, the Company entered into an agreement with Netscape whereby it was designated as one of four "Premier Providers" of domestic navigational services within the Netscape Web Site. Under the terms of the agreement, the Company is required to make minimum payments of $3,200,000 in cash and is obligated to provide $1,500,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement, which commenced in May 1997. The minimum payments are amortized over the term of the agreement. As of September 30, 1997, the Company had paid $1,637,000 in cash and an additional $600,000 was paid in October under the terms of the agreement. Expenses incurred to date as of September 30, 1997 under the agreement were approximately $2,650,000. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to remit to Netscape additional payments of cash and the Company's advertising services. At September 30, 1997, approximately $700,000 has been expensed over and above the amortization of the minimum guaranteed payments.

    During June 1997, the Company entered into certain agreements with Netscape whereby it was designated as a Premier Provider of international search and navigational guide services for the Netscape Net Search program. Under the terms of the agreements, the Company will provide services in 12 countries, including Australia, Denmark, France, Germany, Italy, Japan, Korea, The Netherlands, Portugal, Spain, Sweden, and the United Kingdom. Under the terms of the agreements, the Company made a cash payment of $2,900,000 in July 1997 and is obligated to provide $100,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreements, which commenced in July 1997. The Company amortizes the total cost of these agreements over their one year term.


NOTE 4 - NET INCOME (LOSS) PER SHARE

    Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method or the modified treasury stock method, whichever applies). Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation as their effect is antidilutive, except that for the nine month period ended September 30, 1996, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, the convertible preferred stock (using the if-converted method) and common equivalent shares (using the treasury stock method and the assumed public offering price) issued subsequent to March 5, 1995 through April 11, 1996 have been included in the computation as if they were outstanding for the entire period.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." This Statement is effective for the Company's fiscal year ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. The impact of this Statement for the three and nine month periods ended September 30, 1997 and 1996 on the calculation of primary and fully diluted earnings per share is not material.


NOTE 5 - STOCK SPLIT

    During July 1997, the Company's Board of Directors approved a three-for-two Common Stock split. Shareholders of record on August 11, 1997 (the record date) received one additional share for every two shares held on that date. Weighted average common shares have been adjusted in the notes to the financial statements and on the statements of operations for the three and nine month periods ended September 30, 1997 and 1996 to reflect the three-for-two split.


NOTE 6 - MARKETPLACE RESTRUCTURING

    In August 1996, the Company entered into a joint venture arrangement with Visa Marketplace, Inc. and another party (the "Visa Group") for the development of an online property relating to electronic commerce. The arrangements included the creation of a limited liability company (Yahoo! Marketplace L.L.C.) owned by the Company and the Visa Group, to which the Company licensed certain trademarks and other intellectual property, and included other contractual commitments by the Company to Visa. In July 1997, prior to the completion of significant business activities and public launch of the property, the Company and Visa entered into an agreement under which the Visa Group released the Company from certain obligations and claims, and the Company returned the Visa Group's original equity contribution to the L.L.C. In connection with this agreement, Yahoo! issued 699,481 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997.


NOTE 7 - PURCHASE OF NETCONTROLS

    On July 31, 1997, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of NetControls, Inc. for 37,167 shares of the Company's Common Stock. The acquisition was recorded as a purchase for accounting purposes and the majority of the purchase price of approximately $1,400,000 will be amortized over the estimated useful life of the technology acquired. Upon acquisition, the historical financial results of NetControls, Inc. were deminimis.


NOTE 8 - YAHOO! KOREA

    During August 1997, the Company signed a joint venture agreement with SOFTBANK, a holder of approximately 33% of the Company's Common Stock at September 30, 1997, and other SOFTBANK affiliate companies whereby Yahoo! Korea was formed to develop and operate a version of the YAHOO! Internet Guide in the native Korean language. The parties have invested a total of $1,000,000 in proportion to their respective equity interests. The Company has a majority share of approximately 60% in the joint venture, and therefore, has consolidated the financial results, which were insignificant during the quarter.

NOTE 9 - SUBSEQUENT EVENT

    On October 20, 1997, the Company completed the acquisition of Four11 Corporation, a privately held, online communications and directory company. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company exchanged 1,505,720 shares of Common Stock for all of Four11's outstanding shares and assumed 148,336 options and warrants to purchase Yahoo! Common Stock, at a common exchange ratio of 0.2318121 of a share of the Company's Common Stock for each share of Four11's common stock. All outstanding Four11 preferred stock was converted into common stock immediately prior to the acquisition.

    Presented below is unaudited selected pro forma financial information, reflecting the combination, for the three and nine month periods ended September 30, 1997 and 1996 (in thousands except per share amounts):

                                     Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                       1997      1996      1997      1996

Total revenues                       $18,134   $ 5,626   $42,306   $10,754
Net income (loss)                    $   715  ($ 1,718) ($21,611)  ($3,619)

Net income (loss) per share            $0.01    ($0.04)   ($0.50)   ($0.10)

Shares used in per share computation  51,575    40,740    43,201    37,124

    The unaudited pro forma results for the nine months ended September 30, 1997 do not include non-recurring costs of approximately $4,000,000 arising from the acquisition of Four11 which will be recorded as expenses in the quarter ending December 31, 1997. The charges consist of investment banker fees, legal and accounting fees, redundancy costs, and certain other expenses directly related to the acquisition.

    The unaudited pro forma information is not necessarily indicative of the actual results of operations had the acquisition occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future date or period.

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

    The Company's revenues are derived principally from the sale of advertisements on short-term contracts. The Company's standard rates for advertising currently range from $0.02 per impression for general rotation to $0.08 per impression for highly targeted audiences and properties. To date, the duration of the Company's advertising commitments has ranged from one week to one year. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts. The Company has recently started to sell a combination of sponsorship and banner advertising contracts in addition to the banner advertising contracts historically sold by the Company. In general, these sponsorship advertising contracts have longer terms than standard banner advertising contracts, and also involve more integration with Yahoo! services, such as the placement of buttons which provide users with direct links to the advertiser's Web site.

    During March 1997, the Company entered into certain agreements with Netscape under which the Company has developed and operates an Internet information navigation service called "NETSCAPE GUIDE BY YAHOO!" (the GUIDE). The personalized guide has been designed to provide Internet users with a central comprehensive source of sites, news, and other valuable services on the Web. NETSCAPE GUIDE BY YAHOO! is accessible through the Netscape Internet site and from the tool bar of Netscape Communicator. The navigational service provides users with central access to eight of the most popular information categories on the Web. The Co-Marketing agreement provides that revenue from advertising on the GUIDE, which is managed by the Company, is to be shared between the Company and Netscape. The Company is selling advertising space on the GUIDE by hiring a significant number of direct sales personnel. Under the terms of the Trademark License agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which is being amortized over the initial two-year term, which commenced in May 1997. Under the terms of the Co-Marketing agreement as amended in June 1997, the Company also provided Netscape with a minimum of $4,660,000 in guarantees against shared advertising revenues in the first year of the agreement and up to $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of advertising impressions being reached on the GUIDE. Actual payments may be higher and will relate directly to the overall revenue recognized from the GUIDE.

    Also during March 1997, the Company entered into an agreement with Netscape whereby it was designated as one of four "Premier Providers" of domestic navigational services within the Netscape Web Site. Under the terms of the agreement, the Company is required to make minimum payments of $3,200,000 in cash and is obligated to provide $1,500,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement, which commenced in May 1997. The minimum payments are amortized over the term of the agreement. As of September 30, 1997, the Company had paid $1,637,000 in cash and an additional $600,000 was paid in October under the terms of the agreement. Expenses incurred to date as of September 30, 1997 under the agreement were approximately $2,650,000. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to remit to Netscape additional payments of cash and the Company's advertising services. At September 30, 1997, approximately $700,000 has been expensed over and above the amortization of the minimum guaranteed payments.

    During June 1997, the Company entered into certain agreements with Netscape whereby it was designated as a Premier Provider of international search and navigational guide services for the Netscape Net Search program. Under the terms of the agreements, the Company will provide services in 12 countries, including Australia, Denmark, France, Germany, Italy, Japan, Korea, The Netherlands, Portugal, Spain, Sweden, and the United Kingdom. Under the terms of the agreements, the Company made a cash payment of $2,900,000 in July 1997 and is obligated to provide $100,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreements, which commenced in July 1997. The Company amortizes the total cost of these agreements over their one year term.

    In August 1996, the Company entered into a joint venture arrangement with Visa Marketplace, Inc. and another party (the "Visa Group") for the development of an online property relating to electronic commerce. The arrangements included the creation of a limited liability company (Yahoo! Marketplace L.L.C.) owned by the Company and the Visa Group, to which the Company licensed certain trademarks and other intellectual property, and included other contractual commitments by the Company to Visa. In July 1997, prior to the completion of significant business activities and public launch of the property, the Company and Visa entered into an agreement under which the Visa Group released the Company from certain obligations and claims, and the Company returned the Visa Group's original equity contribution to the L.L.C. In connection with this agreement, Yahoo! issued 699,481 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997.

    On July 31, 1997, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of NetControls, Inc. for 37,167 shares of the Company's Common Stock. The acquisition was recorded as a purchase for accounting purposes and the majority of the purchase price of approximately $1,400,000 will be amortized over the estimated useful life of the technology acquired. Upon acquisition, the historical financial results of NetControls, Inc. were deminimis.

    In July 1997, GTE New Media Services Incorporated ("GTE New Media"), an affiliate of GTE, filed suit in Dallas, Texas, against Netscape and the Company, in which GTE New Media made a number of claims relating to the inclusion of certain Yellow Pages hypertext links in the NETSCAPE GUIDE BY YAHOO!, an online navigational property operated by the Company under an agreement with Netscape. In this lawsuit, GTE New Media has alleged, among other things, that by including such links to the Yellow Pages service operated by several Regional Bell Operating Companies (the "RBOCs") within the NETSCAPE GUIDE, the Company has tortiously interfered with an alleged contractual relationship between GTE New Media and Netscape relating to placement of links by Netscape for a Yellow Pages service operated by GTE New Media. GTE New Media seeks injunctive relief as well as actual and punitive damages. In October 1997, GTE New Media brought suit in the U.S. District Court for the District of Columbia, against the RBOCs, Netscape and the Company, in which GTE alleges, among other things, that the alleged exclusion of the GTE New Media Yellow Pages from the NETSCAPE GUIDE Yellow Pages service violates federal antitrust laws, and GTE New Media seeks injunctive relief and damages (trebled under federal antitrust laws) from such alleged actions. The Company believes that the claims against the Company in these lawsuits are without merit and intends to contest them vigorously. Although the Company cannot predict with certainty the outcome of these lawsuits or the expenses that may be incurred in defending the lawsuits, the Company does not believe that the result in the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

    During August 1997, the Company signed a joint venture agreement with SOFTBANK, a holder of approximately 33% of the Company's Common Stock at

September 30, 1997, and SOFTBANK affiliate companies whereby Yahoo! Korea was formed to develop and operate a version of the YAHOO! Internet Guide in the native Korean language. The parties have invested a total of $1,000,000 in proportion to their respective equity interests. The Company has a majority share of approximately 60% in the joint venture, and therefore, has consolidated the financial results, which were insignificant during the quarter.

    On October 20, 1997, the Company completed the acquisition of Four11 Corporation, a privately held, online communications and directory company. Under the terms of the acquisition agreement, the Company issued or reserved for issuance 1,654,099 shares of the Company's Common Stock for all outstanding Four11 shares, options, and warrants. The transaction will be recorded as a pooling of interests for accounting purposes. The Company expects to record a one-time charge of approximately $4,000,000 in the fourth quarter of 1997 relating to expenses incurred with the transaction. For the nine months ended September 30, 1997 Four11 incurred a net loss of $2,914,000. The Company is in the process of integrating Four11's technology and operations with its operations and any difficulties in successfully integrating this acquired business could have an adverse impact on the Company's short-term operating results.

    Yahoo! has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure to continue to develop and extend the "Yahoo!" brand, the failure to develop new media properties, the inability of the Company to maintain and increase the levels of traffic on YAHOO! properties, the development of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising as a result of competition or other factors, the failure of the Company to effectively generate commerce-related revenues through sponsored services and placements in Yahoo! properties, the inability of the Company to effectively integrate the technology and operations or any other acquired businesses or technologies with its operations, such as the recent acquisition of Four11 Corporation, the failure of the Company to successfully offer personalized Web-based services, such as e-mail services, to consumers without errors or interruptions in service, and the inability to continue to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

    As of September 30, 1997, the Company had an accumulated deficit of $21,665,000. The extremely limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible and, therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period to period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. The Company currently expects to significantly increase its operating expenses to expand its sales and marketing operations, to fund greater levels of product development and to develop and commercialize additional media properties. The Company also has remaining guaranteed payments of up to $18,500,000 in advertising revenue guarantees to Netscape over the next 18 months in connection with the NETSCAPE GUIDE BY YAHOO! agreement. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.

    As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. The Company derives the majority of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and to a large extent are fixed. The Company also has fixed expenses in the form of advertising revenue guarantees of up to $18,500,000 over the next 18 months relating to the NETSCAPE GUIDE BY YAHOO!, which subject the Company to additional risk in the event that advertising revenues from this property are not sufficient to offset guaranteed payments and related operating expenses. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising contracts could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results and financial condition. In addition, the Company plans to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the "Yahoo!" brand, to implement and operate the NETSCAPE GUIDE BY YAHOO!, to fund greater levels of product development and to develop and commercialize additional media properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results and financial condition will be materially and adversely affected.

    The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, seasonal trends in Internet usage and advertising placements, the addition or loss of advertisers, the level of user traffic on YAHOO! and the Company's other online media properties, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes for Web-based advertising, the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements, technical difficulties with respect to the use of YAHOO! or other media properties developed by the Company, incurrence of costs relating to acquisitions such as those to be incurred for the acquisition of Four11 Corporation, general economic conditions, and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on the Company's business, results of operations and financial condition. The Company also has experienced, and expects to continue to experience, seasonality in its business, with user traffic on YAHOO! and the Company's other online media properties being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services typically experience slower growth or decline. Additionally, seasonality may also affect the amount of customer advertising dollars placed with the Company in the first and third calendar quarters as advertisers historically spend less during these quarters.

    Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

RESULTS OF OPERATIONS

   NET REVENUES

    Net revenues increased 214% and 284% in the three and nine month periods ended September 30, 1997, respectively, as compared to the corresponding periods in fiscal 1996. The increases were due primarily to an increase in the number of advertisers, from 340 during the quarter ended September 30, 1996 to over 1,200 in the quarter ended September 30, 1997. Most of the Company's customers purchase advertisements on a short-term basis. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages. Advertising purchases by SOFTBANK, a 33% shareholder of the Company at September 30, 1997, and its related companies accounted for approximately 4% and 5% of net revenues in the three and nine month periods ended September 30, 1997, respectively, as compared to 15% and 8% in the corresponding periods in fiscal 1996. Contracted prices on these orders are comparable to those given to other major customers of the Company. Except for SOFTBANK as indicated above, no one customer accounted for 10% or more of revenues during the three and nine month periods ended September 30, 1997 and 1996. International revenues were not significant during the three and nine month periods ended September 30, 1997 and 1996. Barter revenues represented less than 10% of net revenues during those periods.

   COST OF REVENUES

    Cost of revenues consists of the expenses associated with the production and usage of the Company's online properties. These costs primarily consist of fees paid to third parties for content included in the online properties, Internet connection charges, equipment depreciation, and compensation. Cost of revenues were 12% and 13% of net revenues in the three and nine month periods ended September 30, 1997, respectively, as compared to 19% and 16% in the corresponding periods in fiscal 1996. The absolute dollar increase in cost of revenues from the year ago periods was primarily attributable to increases in the quantity and quality of content available on the Company's online navigational guide YAHOO! and its other online properties, and increased usage of YAHOO! and the Company's other online properties. The Company anticipates that its content and Internet connection expenses will continue to increase with the quantity and quality of content available on the Company's online properties, and increased usage of Company's online properties.

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

   SALES AND MARKETING

    Sales and marketing expenses were $11,187,000 for the quarter ended September 30, 1997, or 65% of net revenues as compared to $4,015,000, or 73% of net revenues for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, sales and marketing expenses were $26,444,000, or 66% of net revenues as compared to $8,165,000, or 78% of net revenues for the nine months ended September 30, 1996. The absolute dollar increase from the year ago periods is primarily attributable to additional compensation expense associated with an increase in sales and marketing personnel related to the addition of a direct sales force which the Company began building in the fourth quarter of 1996, the addition of and growth in the various international subsidiaries, an increase in advertising costs associated with the Company's aggressive brand building strategy, costs associated with the NETSCAPE GUIDE BY YAHOO!, an increase in the total costs incurred from the Netscape search programs, and an increase in commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses will increase in future periods in absolute dollars as it continues to pursue an aggressive brand building strategy and continues to build a direct sales organization.

   PRODUCT DEVELOPMENT

    Product development expenses were $2,557,000 for the quarter ended September 30, 1997, or 15% of net revenues as compared to $1,362,000, or 25% of net revenues for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, product development expenses were $6,562,000, or 16% of net revenues as compared to $2,729,000, or 26% of net revenues for the nine months ended September 30, 1996. The increase in absolute dollars from the year ago periods is primarily attributable to the development of new online media properties and the addition of engineers. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of YAHOO! and other online media properties. To date, all internal product development costs have been expensed as incurred. Acquired technology for which technological feasibility has been established, including the technology purchased in the acquisition of NetControls, is capitalized and amortized over the useful life. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company intends to incur increased product development expenditures in absolute dollars in future periods.

   GENERAL AND ADMINISTRATIVE

    General and administrative expenses were $1,362,000 for the quarter ended September 30, 1997, or 8% of net revenues as compared to $1,673,000, or 30% of net revenues for the quarter ended September 30, 1996. The decrease in absolute dollars from the year ago quarter is primarily attributable to lower legal expenses, partially offset by an increase in personnel. For the nine months ended September 30, 1997, general and administrative expenses were $3,981,000, or 10% of net revenues as compared to $2,922,000, or 28% of net revenues for the nine months ended September 30, 1996. The increase in absolute dollars from the year ago period is primarily attributable to increases in personnel, partially offset by lower legal expenses. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of increased staffing, fees for professional services, and costs associated with registering the Company's trademarks in various countries.

   OTHER - NONRECURRING COSTS

    In July 1997, the Company and Visa entered into an agreement under which the Visa Group released the Company from certain obligations and claims, and the Company returned the Visa Group's original equity contribution to Yahoo! Marketplace L.L.C. In connection with this agreement, Yahoo! issued 699,481 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997. In conjunction with the October 1997 acquisition of Four11 Corporation, the Company expects to record a one-time charge of approximately $4,000,000 in the fourth quarter of 1997 relating to expenses incurred with the transaction.

   INVESTMENT INCOME, NET

    Investment income, net of investment expense, was $1,168,000 for the quarter ended September 30, 1997. For the quarter ended September 30, 1996, investment income was $1,262,000. Investment income for the nine months ended September 30,

1997 was $3,817,000 as compared to $2,423,000 for the nine months ended September 30, 1996. The increase in investment income from the year ago nine month period is attributable to a higher average investment balance as a result of private and public offering proceeds received during March and April of 1996. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

   MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED SUBSIDIARIES

    Minority interests in losses from operations of consolidated subsidiaries were $247,000 for the quarter ended September 30, 1997 as compared to $166,000 for the year ago quarter. For the nine months ended September 30, 1997, minority interests in losses from operations of consolidated subsidiaries were $631,000 as compared to $166,000 for the nine months ended September 30, 1996. The increase from the year ago periods is primarily attributable to the staggered launch dates of the joint ventures. Yahoo! Marketplace and Yahoo! Europe operations began during the third quarter of 1996 and Yahoo! Korea operations started in the third quarter of 1997. The joint venture agreement for Yahoo! Marketplace was terminated during the second quarter of 1997 and the Yahoo! Europe and Yahoo! Korea subsidiaries are still in the early stages of development. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries.

   INCOME TAXES

         Based on the current estimate of expected operating results and certain other factors, the Company expects its effective tax rate to be 0% through fiscal year 1997. The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance continues to be required. The portion of the deferred tax asset attributable to the U.S. operating loss carryforwards resulting from the exercise of employee stock options is expected to increase through fiscal year 1997. The tax benefit of this portion of the deferred tax asset, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

   NET INCOME (LOSS)

    The Company recorded net income of $1,637,000 or $0.03 per share for the quarter ended September 30, 1997. For the year ago quarter ended September 30, 1996, the Company recorded a net loss of $1,145,000 or $0.03 per share. For the nine month period ended September 30, 1997, the Company recorded a net loss of $18,697,000 or $0.45 per share. Excluding the effect of the one-time, non-cash, pre-tax charge of $21,245,000 recorded during the second quarter of 1997, the Company earned $2,548,000 on a pre-tax basis. For the year ago nine month period ended September 30, 1996, the Company recorded a net loss of $2,430,000 or $0.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Yahoo! invests predominantly in instruments that are highly liquid, of high quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At September 30, 1997, the Company had cash and cash equivalents and investments totaling $102,505,000 comprised of $55,754,000 in cash and cash equivalents, $42,748,000 in short-term investments, and $4,003,000 in long-term investments.

    For the nine months ended September 30, 1997, cash used in operating activities of $1,634,000 was primarily due to increases in prepaid expenses and other assets, which resulted primarily from a $5,000,000 one-time non-refundable license payment to Netscape under the NETSCAPE GUIDE BY YAHOO! agreement and a $2,900,000 payment to Netscape under the international Netscape Net Search program agreement, and an increase in accounts receivable, partially offset by increases in accrued liabilities, deferred revenue, and investment income. For the nine months ended September 30, 1996, $1,115,000 of cash was used in operating activities.

    Cash provided by investing activities was $20,444,000 for the nine months ended September 30, 1997. Sales and maturities (net of purchases) of investments in marketable securities during the period were $23,686,000 and capital expenditures totaled $2,943,000. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. For the nine months ended September 30, 1996, $75,565,000 was used in investing activities. Purchases (net of sales and maturities) of investments in marketable securities during the period were $73,077,000 and capital expenditures totaled $1,759,000.

    For the nine months ended September 30, 1997, cash provided by financing activities of $5,079,000 was due to $4,083,000 from the issuance of Common Stock pursuant to the exercise of stock options and $996,000 of proceeds received from minority investors. For the nine months ended September 30, 1996, cash provided by financing activities of $99,091,000 was primarily due to the March 1996 issuance of 5,100,000 shares of Mandatorily Redeemable Convertible Series C Preferred Stock for aggregate proceeds of $63,750,000 and the April 1996 initial public offering of 2,990,000 shares of Common Stock for net proceeds of $35,043,000.

    The Company currently has no material commitments other than those under the Netscape Co-Marketing agreement, the Netscape Premier Provider agreements, and operating lease agreements. During September 1997, the Company entered into a sublease agreement which will provide the Company with additional office space at its existing Santa Clara location. Under this sublease agreement, the Company has committed to approximately $12,000,000 in sublease payments over the seven year period beginning January 1, 1998.
Under the terms of the amended Co-Marketing agreement, the Company has fixed expenses in the form of advertising revenue guarantees of up to $18,500,000 over the next 18 months, subject in the second year to certain minimum levels of advertising impressions being reached on the GUIDE. Under the terms of the Premier Provider agreements, the Company has remaining minimum payments to Netscape at September 30, 1997 of $1,563,000 in cash and $850,000 in the Company's advertising services which are due during the one-year terms of the agreements, of which $600,000 in cash was paid in October 1997. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception which is consistent with increased staffing and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of or investments (including through joint ventures) in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months. Thereafter, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's shareholders.

PART II -     OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    In July 1997, GTE New Media Services Incorporated ("GTE New Media"), an affiliate of GTE, filed suit in Dallas, Texas, against Netscape Communications Corporation ("Netscape") and the Company, in which GTE New Media made a number of claims relating to the inclusion of certain Yellow Pages hypertext links in the NETSCAPE GUIDE BY YAHOO!, an online navigational property operated by the Company under an agreement with Netscape. In this lawsuit, GTE New Media has alleged, among other things, that by including such links to the Yellow Pages service operated by several Regional Bell Operating Companies (the "RBOCs") within the NETSCAPE GUIDE, the Company has tortiously interfered with an alleged contractual relationship between GTE New Media and Netscape relating to placement of links by Netscape for a Yellow Pages service operated by GTE New Media. GTE New Media seeks injunctive relief as well as actual and punitive damages. In October 1997, GTE New Media brought suit in the U.S. District Court for the District of Columbia, against the RBOCs, Netscape and the Company, in which GTE alleges, among other things, that the alleged exclusion of the GTE New Media Yellow Pages from the NETSCAPE GUIDE Yellow Pages service violates federal antitrust laws, and GTE New Media seeks injunctive relief and damages (trebled under federal antitrust laws) from such alleged actions. The Company believes that the claims against the Company in these lawsuits are without merit and intends to contest them vigorously. Although the Company cannot predict with certainty the outcome of these lawsuits or the expenses that may be incurred in defending the lawsuits, the Company does not believe that the result in the lawsuits will have a material adverse effect on the Company's financial position or results of operations.

    From time to time the Company has been, and expects to continue to be, subject to other legal proceedings and claims in the ordinary course of its business, including, among others, contractual disputes with advertisers and content distribution providers, and claims of alleged infringement of the trademarks and other intellectual property rights of third parties by the Company and its licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. Although the Company cannot predict the outcome of any proceeding, the Company is not currently aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

    Yahoo! Inc. made the following unregistered sales of the Company's Common Stock since July 1, 1997. All shares and price information have been adjusted to reflect the 3-for-2 stock split effected on August 11, 1997.


------------------------------------------------------------------------------------------------------------------------------------
 TRANSACTION        AMOUNT OF                      NAME OF              CONSIDERATION        PERSONS OR CLASS     EXEMPTION
 DATE               SECURITIES SOLD                UNDERWRITER OR        RECEIVED            OF PERSONS TO        FROM
                                                   PLACEMENT                                 WHOM THE             REGISTRATION
                                                   AGENT                                     SECURITIES WERE      CLAIMED
                                                                                             SOLD
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
 07/29/97           699,481 Shares (1)             None                 (1)                  Accredited Persons   Section 4(2)
                                                                                                                  ("SECTION 4(2)")
                                                                                                                  of the Securities
                                                                                                                  Act of 1933, as
                                                                                                                  amended
                                                                                                                  ("1933 ACT")
------------------------------------------------------------------------------------------------------------------------------------
 07/31/97           37,167 Shares (2)              None                 (2)                  Accredited Person    Section 4(2)
------------------------------------------------------------------------------------------------------------------------------------
 10/06/97           17,958 Shares (3)              None                 (3)                  Accredited Person    Section 4(2)
------------------------------------------------------------------------------------------------------------------------------------
 10/20/97           1,521,834 Shares (4)           None                 (4)                  Shareholders and     Section 4(2)
                                                                                             warrantholders
                                                                                             of Four11
                                                                                             Corporation
------------------------------------------------------------------------------------------------------------------------------------

(1) In connection with a Restructuring Agreement among the Company, Visa International Service Association, Visa Marketplace, Inc. ("VISA MARKETPLACE"), Sterling Payot Capital, L.P. ("STERLING CAPITAL") and Sterling Payot Company dated July 29, 1997, the Company issued an aggregate of 699,481 shares of Common Stock to Visa Marketplace and Sterling Capital as described in Part 1 Item 2. Of the 699,481 shares of Common Stock issued by the Company, the resale of 388,603 shares was subsequently registered by the Company on behalf of Visa Marketplace and Sterling Capital on a Registration Statement on Form S-3 ("FORM S-3") filed with the Securities and Exchange Commission (the "SEC") on August 4, 1997.

(2) This transaction involved the issuance of 37,167 shares of Common Stock by the Company to Michael Burmeister-Brown in connection with the acquisition by the Company of all the outstanding stock of NetControls, Inc. on July 31, 1997. Of the 37,167 shares issued by the Company, the resale of 31,593 shares was subsequently registered by the Company on behalf of Mr. Burmeister-Brown on a Form S-3 filed with the SEC on August 4, 1997.

(3) This transaction involved the net issue exercise by the Company to Phoenix Leasing Incorporated ("PHOENIX") of a warrant issued by the Company to Phoenix on October 6, 1995.

(4) Pursuant to an Agreement and Plan of Reorganization dated October 7, 1997, among the Company, ST Acquisition Corporation, a California corporation and a wholly-owned subsidiary of the Company, and Four11 Corporation, a California corporation ("FOUR11"), on October 20, 1997 (the effective date of the merger), all outstanding shares of Four11 Common Stock and Four11 Preferred Stock were converted into an aggregate of 1,505,720 shares and all outstanding warrants to purchase shares of Four11 capital stock were assumed and have become warrants to purchase 16,114 shares of the Company's Common Stock at an exercise price of $7.68 per share. The Company intends to file a Form S-3 with the SEC for the resale of the shares issued to Four11's shareholders and warrantholders.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.


ITEM 5.  OTHER INFORMATION

    None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

    b.   Reports on Form 8-K:
         On July 29, 1997, the Company filed a report on Form 8-K in conjunction with the signing of a restructuring agreement whereby the Visa Group released Yahoo! from certain obligations and claims, and Yahoo! purchased the Visa Group's interest in Yahoo! Marketplace LLC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  YAHOO! INC.



Dated: October 30, 1997           By:  /s/  Gary Valenzuela
                                       ------------------------
                                       Senior Vice President, Finance
                                       and Administration, and Chief
                                       Financial Officer
                                       (Principal Financial Officer)


Dated: October 30, 1997           By:  /s/  James J. Nelson
                                       ------------------------
                                       Vice President, Finance
                                       (Principal Accounting Officer)

                                     YAHOO! INC.

                                  INDEX TO EXHIBITS

Title                                                          Exhibit No.
-----                                                           -----------

Joint Venture Agreement, dated August 31, 1997 between . . . . . . . .10.1
Yahoo! Inc., SoftBank Korea Corporation, SoftBank Corporation, and Yahoo! Japan Corporation

Sublease Agreement, dated September 11, 1997 between . . . . . . . . .10.2
Yahoo! Inc. and Amdahl Corporation

Computation of Net Income (Loss) Per Share . . . . . . . . . . . . . . .11

Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . .27