Form 10-K405
period 1997-12-31
YAHOO INC
filed 1998-03-12
CIK 1011006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-28018
                            ------------------------

                                  YAHOO! INC.

             (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                            77-0398689
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                            3420 CENTRAL EXPRESSWAY
                         SANTA CLARA, CALIFORNIA 95051
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 731-3300

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.00067 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 27, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $1,419,023,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

    The number of shares of the Registrant's Common Stock outstanding as of February 27, 1998 was 45,829,896.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

    (1) 1997 Annual Report to Shareholders -- Items 5, 6, 7, 8 and 14(a)(1).

    (2) Proxy Statement for the 1998 Annual Meeting of Shareholders -- Items 10, 11, 12 and 13.

                                     PART I

ITEM 1. BUSINESS

    EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADING, "RISK FACTORS."

OVERVIEW

    Yahoo! Inc. (including its subsidiaries, "Yahoo!" or the "Company") is a global Internet media company that offers a network of branded World Wide Web (the "Web") programming that serves millions of users daily. As the first online navigational guide to the Web, WWW.YAHOO.COM is the single largest guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The Company provides targeted Internet resources and communications services for a broad range of audiences, based on demographic, key-subject and geographic interests. Yahoo! was developed and first made available in 1994 by the Company's founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues. In April 1996, the Company completed its initial public offering. During October 1997, the Company completed the acquisition of Four11 Corporation, a privately-held online communications and Internet directory company.

    Under the Yahoo! brand, the Company provides intuitive, context-based guides to online content, Web search capabilities, aggregated third-party content, email, and community and personalization features. In December 1997, Internet users viewed an average of approximately 65 million Web pages per day on Yahoo! and other Yahoo!-branded online media properties.

    The Company makes its properties available without charge to users, and generates revenue primarily through the sale of banner advertisements on short-term contracts. During 1997, the Company also began selling a combination of sponsorship and banner advertising contracts. Advertising on domestic Yahoo! properties is sold through the Company's internal advertising sales force and advertising on international Yahoo! properties is sold through a combination of the Company's internal advertising sales force and third party agents. During 1997, approximately 2,600 customers advertised on Yahoo! properties. Additionally during 1997, Yahoo! received revenues from electronic commerce transactions, although not significant in amount.

PRODUCTS AND MEDIA PROPERTIES

YAHOO! MAIN SITE

    The Company's principal offering, Yahoo!, provides the flagship product for its global internet media network that offers branded programming and services used by millions of people each day. Yahoo! offers a comprehensive, intuitive and user-friendly online guide to Web navigation, aggregated information content, communication services, a strong user community, and commerce. Yahoo! includes a hierarchical, subject-based directory of Web sites, which enables Web users to locate and access desired information and services through hypertext links included in the directory. As of December 1997, Yahoo! organized over 750,000 Web site listings under the following 14 principal categories: Arts and Humanities, Business and Economy, Computers and Internet, Education, Entertainment, Government, Health, News and Media, Recreation and Sports, Reference, Regional, Science, Social Science, and Society and Culture. Web sites are further organized under these major headings by hierarchical subcategories. Users can browse the directory listings by subject matter through a rapid keyword search request that scans the contents of the entire directory or any subcategory within Yahoo!. The basic Web site listings are in many cases supplemented with brief descriptive commentary, and a special symbol is used to indicate listings that, in the view of the Company's editorial staff, provide unique presentation or content within their topic area. Yahoo! also provides Web-wide text search results from the AltaVista search engine. These results are integrated into the directory search function so that Web-wide search results are presented in the absence of relevant listings from the Yahoo! directory.

    Yahoo! also incorporates a rich set of current and reference information from leading content providers, including real-time news (provided by Reuters New Media), stock quotes (Reuters), corporate earnings reports (Zacks), mutual fund holdings (CDA/Wiesenberger), stock investing commentary (Motley Fool), sports scores (ESPN SportsTicker), sports commentary (The Sporting News), weather information (Weathernews, Inc), and entertainment industry gossip (E! Online). Yahoo! also organizes hypertext links to Web sites featuring current events and issues of interest, such as elections, holidays, political issues and major weather conditions, organized in a topical format and updated regularly. Other content offered by Yahoo! includes Yellow Pages, maps, driving directions, and classifieds listings.

    Yahoo! has also established itself as a leading communications hub on the Internet. Through its integrated chat service and message boards, Yahoo! members can contact each other as well as communicate with the Web community at large. Yahoo! has built a community of members who register with Yahoo!, establish a personalized version of Yahoo!, use Web-based Yahoo! Mail for email, and submit classifieds advertisements.

    In addition, one of the Company's primary strategies is to provide a marketplace for commerce on the Web. Through sponsorship arrangements with premier merchants, Yahoo! offers its members the opportunity to purchase goods and services such as books (Amazon.com), music (CDNow), videos (Reel.com, Videoserve), automotive services (Autoweb, Microsoft Carpoint), mortgages (E-Loan), and brokerage services (DLJ direct, E*Trade, Ameritrade, Datek).

TARGETED ONLINE PROPERTIES

    The comprehensive subject-based, demographic and geographic listings in Yahoo! have provided a platform for the Company to develop and offer independent navigational tools and information services that are targeted to particular interests and Web users and are presented within the familiar Yahoo! framework and style. The Company works with appropriate strategic partners who develop localized or targeted content and, in some cases, promote and sell advertising. The Company also has developed Web-based media properties that allow the user to personalize and tailor the presentation of information and navigational resources. The Company believes that, if implemented successfully, these services further strengthen customer loyalty to the Yahoo! brand and create additional revenue opportunities through a broader end user and advertiser base and increasingly targeted advertising opportunities.

GEOGRAPHIC PROPERTIES

    The Company seeks to build upon its global user base by developing Internet properties focused on geographic regions, which include foreign countries as well as domestic major metropolitan areas. As of the date of this Report, the Company had launched twenty-three geographically targeted Web properties.

    INTERNATIONAL ONLINE PROPERTIES. The Company has developed 11 international online properties including localized versions of Yahoo! in Australia/New Zealand, Canada, Denmark, France, Germany, Japan, Korea, Norway, Singapore (English language), Sweden, and the United Kingdom/Ireland. For international properties, the Company has relied primarily upon the editorial efforts of third parties in such geographical areas to localize Yahoo! for language, customs and cultural interests, language-specific search capabilities, and to maintain Web site listings that are relevant to the country or metropolitan areas.

      YAHOO! JAPAN -- Yahoo!'s first geographic property was developed during 1996 through a joint venture with SOFTBANK, a holder of approximately 31% of the Company's Common Stock at December 31, 1997 and Japan's largest distributor of computer software, peripherals and systems, as well as one of Japan's largest publishers of computer-related magazines and books. Yahoo! Japan was formed to establish and manage in Japan a Japanese version of Yahoo!, develop related Japanese online navigational services, and conduct other related business. Yahoo! Japan completed its initial public offering on the Japanese over-the-counter market in November 1997. At December 31, 1997, the Company owned approximately 34% of Yahoo! Japan.

      YAHOO! EUROPE -- During November 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom, and France ("Yahoo! Europe") to establish and manage versions of Yahoo! for those countries, develop related online navigational services, and conduct other related business. The Company owns approximately 70% of each of the Yahoo! Europe entities.

      YAHOO! KOREA -- During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliate companies to develop and operate Yahoo! Korea, a Korean version of Yahoo!, to develop related Korean online navigational services, and to conduct other related business. The Company owns approximately 60% of the joint venture.

    REGIONAL ONLINE PROPERTIES. As of the date of this Report, the Company offered twelve regional Yahoo! properties for Atlanta, Austin, Boston, Chicago, Dallas/Ft. Worth, Los Angeles, Miami, Minneapolis, New York, the San Francisco Bay Area, Seattle, and Washington D.C. These offerings, which are developed and maintained by the Company, include listings from the main Yahoo! service selected and organized on the basis of regional focus, as well as aggregated local content, such as local news, weather, traffic and Yellow Pages listings licensed from third-party content providers, including local television and radio stations, newspapers and entertainment guides, and localized community features, such as bulletin boards, personals and classifieds listings.

    LOCAL ONLINE PROPERTIES. As an extension of Yahoo!'s comprehensive regional programming, the Company offers Yahoo! Get Local, which provides users with local online resources for more than 30,000 U.S. cities which is organized and presented to users on the basis of the user's zip code. Get Local automatically creates a specialized page for the chosen locale with city and regional news, scores from local sports teams, weather reports, and zip code-specific links to a wide variety of resources for entertainment, businesses and activities that affect the local area. The Company believes that these local properties provide local advertisers a cost-effective means of targeting their online audience, as well as allowing national advertisers to target key geographic markets.

SUBJECT-BASED PROPERTIES

    The Company has developed subject-based Internet properties, including Yahoo! Sports (sports scores and information), Yahoo! Autos (new and used car buying information), Yahoo! Travel (travel arrangement and booking information), Yahoo! Games (Java-based games), and Yahoo! Finance (stock quotes and company and industry information). The Company also developed the VISA Shopping Guide by Yahoo! focused on Internet resources for online shopping for goods and services and MTV/Yahoo! UnfURLed focused on music-related Web resources, produced in conjunction with MTV Networks. Yahoo! intends to continue to seek relationships with leading content providers to develop additional

Internet properties focused on interest areas that the Company believes to be desirable advertising vehicles.

DEMOGRAPHIC PROPERTIES

    The Company also has developed and offers online properties focused on targeted demographic groups, initially children. In March 1996, the Company introduced Yahooligans!, a version of Yahoo! designed for children aged 7 to 12. The Web sites included in Yahooligans! are selected by professional educators as appropriate for children. In March 1998, the Company launched Yahoo! Seniors' Guide which is designed for the growing population of active, older adults. The Company seeks to develop additional Internet properties that are focused on specific demographic groups which provide attractive advertising opportunities.

PERSONALIZED INFORMATION SERVICES

    In July 1996, the Company launched My Yahoo!, a personalized Web information service. My Yahoo! allows users to create a personal profile which directly organizes and delivers to the user information of personal interest such as selected stock quotes, stock portfolio management, local and national headlines, local and national weather and sports news, as well as the user's favorite Web searches and Yahoo! categories. The Company has developed a universal registration system that permits Yahoo! users to easily use several Yahoo! services under a single username, including My Yahoo!, Yahoo! Chat, Yahoo! Mail, Yahoo! Portfolios, Yahoo! Message Boards, and Yahoo! Classifieds. The Company has also developed and operates a property known as Netscape Guide By Yahoo! which is a personalized navigation and information service made available in connection with Netscape's Web site and browser. See "Strategic Alliances -- Distribution Alliances -- Leading Web Sites and Browsers."

PRINT AND OTHER OFFLINE PROPERTIES

    The Company seeks to extend the Yahoo! brand into print and other offline media, primarily for the purpose of promoting the brand and creating greater demand for the Company's online properties. The Company continued its agreement with Ziff-Davis Publishing Company, a subsidiary of SOFTBANK, for the publication of Yahoo! Internet Life, a monthly print magazine companion to the online magazine. The Company also has entered into a multiple-book publishing arrangement with IDG Books Worldwide, Inc., a leading publisher of computer books and magazines. Under this agreement, several guides to the Internet have been published, including Yahoo! Unplugged, Yahoo! Wild Web Rides, and Yahooligans! Way Cool Web Sites. Royalty revenues under these arrangements have been and are expected to continue to be nominal.

ADVERTISING SALES AND ELECTRONIC COMMERCE

    The Company has derived substantially all of its revenues to date from the sale of banner advertisements. Other revenue sources include placement fees, promotions, and transactions on Yahoo! properties. The Company's advertising products currently consist primarily of banner advertisements that appear on pages within Yahoo! properties, higher profile promotional sponsorships that are typically focused on a particular event, such as a sweepstakes, and merchant buttons on targeted advertising inventory encouraging users to complete a transaction. Hypertext links are embedded in each banner advertisement or button to provide the user with instant access to the advertiser's Web site, to obtain additional information, or to purchase products and services.

    Although a substantial majority of advertising purchases on Yahoo! properties are for general rotation on pages within the services, the Company seeks to offer increasingly targeted properties that will deliver greater value to advertisers through more focused audiences. By developing an extended family of Yahoo!-branded properties, the Company seeks to offer advertisers a wide range of placement options.

ADVERTISING SALES ORGANIZATION

    In late 1996, the Company established an internal sales force. As of February 28, 1998, advertising sales professionals were employed in eight locations across the U.S., including Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, New York, and San Francisco. The Company's advertising sales organization consults regularly with agencies and customers on design and placement of Web-based advertising, and provides clients with measurement and analysis of advertising effectiveness.

    In international markets, Yahoo!'s advertising sales are handled by a combination of the Company's internal sales representatives and, in some countries, the international affiliate responsible for localization and operation of the service within the territory.

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

    In addition to banner advertising, the Company offers premium positions on the top page of Yahoo! properties that typically are used in connection with promotions and special events. The Company's strategy is to use these sponsorship positions for high-profile promotions that can also result in additional visibility and awareness for Yahoo!. Yahoo! has also created special holiday- and event-oriented promotional spaces for holidays and events such as Back to School, Halloween, Mother's Day, Father's Day, Valentine's Day, Home Improvement, and Christmas.

STRATEGIC ALLIANCES

    In order to serve users more effectively and to extend the Yahoo! brand to new media properties, the Company has entered into strategic relationships with business partners who offer content, technology, and distribution capabilities.

CONTENT AND COMMERCE ALLIANCES

    Yahoo! has entered into strategic alliances with selected leading providers -- including Ziff-Davis, SOFTBANK, Rogers Communications, Reuters, Granite Broadcasting, Sporting News, ESPN SportsTicker, E! Online, MSNBC, MTV, and the Motley Fool -- which permit the Company to bring Yahoo!-branded, targeted media products to market more quickly, while avoiding the cost of producing original editorial content.

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

    LEADING WEB SITES AND BROWSERS. The Company seeks to establish co-promotional relationships with the operators of leading Web sites in order to draw additional users to Yahoo!. During March 1997, the Company entered into an agreement with Netscape Communications Corporation ("Netscape") whereby it was designated as one of four "Premier Providers" of domestic navigational services within the Netscape Web site. Under the terms of the agreement, the Company is required to make minimum payments of $3,200,000 in cash and is obligated to provide $1,500,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreement, which commenced in May 1997. The minimum payments are amortized over the term of the agreement. To the extent that the minimum guaranteed exposures are exceeded, the Company is obligated to remit additional payments to Netscape.

    During June 1997, the Company entered into certain agreements with Netscape whereby it was designated as a Premier Provider of international search and navigational guide services for the Netscape Net Search program. Under the terms of the agreements, the Company will provide services in 12 countries, including Australia, Denmark, France, Germany, Italy, Japan, Korea, the Netherlands, Portugal, Spain, Sweden, and the United Kingdom. Under the terms of the agreements, the Company made a cash payment of $2,900,000 in July 1997 and is obligated to provide $100,000 in the Company's advertising services in return for certain minimum guaranteed exposures over the course of the one-year term of the agreements, which commenced in July 1997. The Company amortizes the total cost of these agreements over their one-year term.

    During March 1997, the Company entered into certain agreements with Netscape under which the Company has developed and operates an Internet information navigation service called Netscape Guide by Yahoo! (the "Guide"). The personalized guide is designed to provide Internet users with a central comprehensive source of sites, news and other valuable services on the Web. Netscape Guide by Yahoo! is accessible through the Netscape Internet site and from the tool bar of Netscape Communicator by clicking on the "Guide" button or a comparably titled button. The navigational service provides users with central access to eight of the most popular information categories on the Web. The Co-Marketing agreement provides that revenue from advertising on the Guide, which is managed by the Company, is to be shared between the Company and Netscape. Under the terms of the Trademark License agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which is being amortized over the initial two-year term, which commenced in May 1997. Under the terms of the Co-Marketing agreement as amended in June 1997, the Company also provided Netscape with a minimum of up to $4,660,000 in guarantees against shared advertising revenues in the first year of the agreement, subject in the first year to a minimum level of gross revenue being met, and up to $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of impressions being reached on the Guide. Actual payments will relate directly to the overall revenue and impressions recognized from the Guide. See "Risk Factors -- Risks Associated With Netscape Guide By Yahoo!."

    The Company also has short-term distribution relationships with Microsoft Corporation ("Microsoft"). The Company is one of the premier navigational guides distributed through Microsoft Internet Explorer, the Microsoft home page, and the Microsoft Network. In addition, Microsoft and the Company have entered into an agreement under which MSN, the Microsoft Network online service, has made Yahoo! the exclusive third-party consumer-branded provider of global directory services on the MSN Premier subscription service and on MSN.com, the online service's free Web site. Yahoo!'s directory will complement the current search and directory services on MSN.

    INTERNET ACCESS PROVIDERS. The Company also has relationships with companies such as AT&T, MCI, @Home, MediaOne, Roadrunner, US West, and WebTV, and under which these Internet access providers feature Yahoo! as a key navigational tool and engage in certain promotional activities.

    OEM'S. Yahoo! has established distribution agreements with Compaq and Gateway whereby links to Yahoo! services will be offered on the desktop of new computers. My Yahoo!, Yahoo! Search, Yahoo! Weather, and My Yahoo! NewsTicker are integrated into customized versions of Microsoft Internet Explorer.

    YAHOO! ONLINE SERVICE. The Company and MCI entered into a co-marketing and distribution agreement to launch a new co-branded, co-marketed online service. The service, Yahoo! Online powered by MCI Internet which currently is expected to launch by the end of March 1998, is designed to provide consumers with an integrated and simple solution to easily explore the Internet with nationwide dial-up access coverage.

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

    Yahoo! includes an internally developed responsive keyword search function that is used to locate listings within the directory. This search function not only returns relevant Web site listings but also appropriate category headings, which link to further listings that may be relevant to the user's query. The Company has also internally developed an extensive classifieds system capable of listing and searching millions of items in multiple categories. Additionally, Yahoo! has internally developed a personalization system, My Yahoo!, to allow users to customize and localize the information they regularly view, such as stock quotes, news categories, sports scores, and weather. The Company utilizes the Web-wide searching technology and Web index from a third party.

COMPETITION

    The market for Internet products and services is highly competitive and competition is expected to continue to increase significantly. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Although the Company currently believes that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to those of the Company, it is possible that a single supplier may dominate one or more market segments.

    The Company competes with many other providers of online navigation, information and community services. Many companies offer competitive products or services addressing Web navigation services, including, among others, America Online Inc. (Netfind), Digital Equipment Corporation (AltaVista), Excite, Inc. (including WebCrawler), Infoseek Corporation, Inktomi Corporation, Lycos, Inc. (including Tripod), C--NET, Inc. (Snap! Online), and Wired Ventures, Inc. (hotbot). In addition, the Company competes with metasearch services and software applications, such as C--NET's search.com service, that allow a user to search the databases of several directories and catalogs simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. The Company also faces competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. For example, Web browsers offered by Netscape and Microsoft, which are the most widely used browsers, incorporate prominent search buttons and similar features, such as features based on "push" technologies, that direct search traffic to competing services, including those that may be developed or licensed by such parties. In the future, Netscape and Microsoft and other browser suppliers may more tightly integrate products and services similar to Yahoo!'s into their browsers or their browsers' pre-set home pages. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies or Internet Service Providers ("ISPs") such as Microsoft and America Online ("AOL"), currently offer and could further develop, acquire or license Internet search and navigation functions that compete with those offered by the Company and could take actions that make it more difficult for consumers to find and use Yahoo! services. For example, Microsoft recently announced that it will offer Internet search engine services provided by Inktomi in the Microsoft Network and other Microsoft online properties. The Company expects that such search services may be tightly integrated into the Microsoft operating system, the Internet Explorer browser and other software applications, and that Microsoft may promote such services within the Microsoft Network or through other end-user services such as WebTV. Insofar as Microsoft's Internet navigational offerings may be more conveniently accessed by users than those of the Company, this may provide Microsoft with significant competitive advantages that could have a material adverse effect on the Company's business. A large number of Web sites and online services (including, among others, the Microsoft Network, AOL, and other Web navigation companies such as Excite, Lycos, and Infoseek) offer informational and community features, such as news, stock quotes, sports coverage, Yellow Pages and email listings, weather news, chat services and bulletin board listings that are competitive with the services offered by the Company. A number of companies, including HotMail (which was recently acquired by Microsoft) and WhoWhere?, offer Web-based email service similar to those offered by the Company, and such companies have and are expected to continue to provide such services in tandem with larger navigational sites and online services. Several companies, including large companies such as Microsoft and AOL and their affiliates, also are developing or currently offer online information services for local markets, which compete with the Company's regional Yahoo! online properties. The Company also faces intense competition in international markets, including competition from U.S.-based competitors as well as media and online companies that are already well established in those foreign markets. Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft or AOL. For example, AOL is a significant shareholder of Excite, and a version of the Excite service (AOL NetFind) has been designated as the exclusive Internet search service for use by AOL's subscribers. Greater competition resulting from such relationships could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company also competes with online services, other Web site operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have increased substantially during recent periods. Accordingly, the Company may face increased pricing pressure for the sale of advertisements and reductions in the Company's advertising revenues.

    The Company believes that the principal competitive factors in its markets are brand recognition, ease of use, comprehensiveness, independence, quality and responsiveness of search results, the availability of high-quality, targeted content and focused value added products and services, quality and brand appeal, access to end users, and, with respect to advertisers and sponsors, the number of users, duration and frequency of visits and user demographics. Competition among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. Additionally, the Company has faced and expects to continue to face competition with respect to the acquisition of strategic businesses and technologies. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results, and financial condition.

PROPRIETARY RIGHTS

    The Company regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States and internationally, and has applied for and obtained the registration for a number of its trademarks, including "Yahoo!" and "Yahooligans!." Effective trademark, copyright, and trade secret protection may not be available in every country in which the Company's products and media properties are distributed or made available through the Internet. The Company has licensed in the past, and it expects that it may license in the future, elements of its distinctive trademarks, trade dress, and similar proprietary rights to third parties, including in connection with branded mirror sites of Yahoo! and other media properties that may be controlled operationally by third parties. Substantially all content appearing in the Company's online properties, such as news, weather, sports scores and stock quotes, is licensed from third parties under short-term agreements.

EMPLOYEES

    As of December 31, 1997, the Company had 386 full-time employees including 199 in sales and marketing, 80 "surfers" involved in the classification and organization of listings within Yahoo!, 75 in research and product development, and 32 in administration and finance. Yahoo!'s future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

RISK FACTORS

    In addition to the other information in this Report (including under the captions "Competition" and "Proprietary Rights"), the following factors should be considered carefully in evaluating the Company's business and prospects:

EXTREMELY LIMITED OPERATING HISTORY

    The Company was incorporated in March 1995 and did not commence generating advertising revenues until August 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure to continue to develop and extend the Yahoo! brand, the failure to develop new media properties, the inability of the Company to maintain and increase the levels of traffic on Yahoo! properties, the development or acquisition of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising as a result of competition or other factors, the failure of the Company to effectively generate commerce-related revenues through sponsored services and placements in Yahoo! properties, the inability of the Company to effectively integrate the technology and operations or any other acquired businesses or technologies with its operations such as the recent acquisition of Four11 Corporation, the failure of the Company to successfully develop and offer personalized Web-based services, such as email services, to consumers without errors or interruptions in service, and the inability to continue to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

    As of December 31, 1997, the Company had an accumulated deficit of $27,971,000. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible and, therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. The Company currently expects to continue to significantly increase its operating expenses related to expanding its sales and marketing operations, to continue to develop and extend the Yahoo! brand, to fund greater levels of product development, to develop and commercialize additional media properties, and to acquire complementary businesses and technologies. As a result of these factors, there is no assurance that the Company will not incur significant losses on a quarterly and annual basis in the future.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. The Company derives the majority of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and, to a large extent, are fixed. The Company also has fixed expenses in the form of advertising revenue guarantees of up to $18,500,000 over the next 15 months ending March 31, 1999 relating to the Netscape Guide By Yahoo!, which subject the Company to additional risk in the event that advertising revenues from this property are not sufficient to offset guaranteed payments and related operating expenses. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising or sponsorship contracts could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. In such a case, any significant revenue shortfall in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results, and financial condition. In addition, the Company plans to continue to significantly increase its operating expenses related to expanding its sales and marketing operations, to continue to develop and extend the Yahoo! brand, to fund greater levels of product development, and to develop and commercialize additional media properties. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results, and financial condition will be materially and adversely affected.

    The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, the addition or loss of advertisers, the level of user traffic on Yahoo! and the Company's other online media properties, the advertising budgeting cycles of individual advertisers, the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes for Web-based advertising, the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements, technical difficulties with respect to the use of Yahoo! or other media properties developed by the Company, incurrence of costs relating to future acquisitions, general economic conditions, and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions, or business combinations that could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company has experienced, and expects to continue to experience, seasonality in its business, with user traffic on Yahoo! and the Company's other online media properties being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services typically experience slower growth or decline. Additionally, seasonality may affect the amount of customer advertising dollars placed with the Company in the first and third calendar quarters as advertisers historically spend less during these quarters.

    A key element of the Company's strategy is to generate advertising revenues through sponsored services and placements by third parties in Yahoo! online properties in addition to banner advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by the third-party sponsor from users originated through the Yahoo! placement, in return for minimum levels of user impressions to be provided by the Company. To the extent implemented, these arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions and that third party sponsors do not renew the agreements at the end of their term. In addition, because the Company has limited experience with these arrangements, the Company is unable to determine what effect such arrangements will have on gross margins and results of operations. Although transaction-based fees have not to date represented a material portion of the Company's net revenues, if and to the extent such revenues become significant, the foregoing factors could result in greater variations in the Company's quarterly operating results and could have a material adverse effect on the Company's business, results of operations, and financial condition.

    Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

RISKS ASSOCIATED WITH NETSCAPE GUIDE BY YAHOO!

    During March 1997, the Company entered into certain agreements with Netscape under which the Company has developed and operates an Internet information navigation service called Netscape Guide by Yahoo! (the "Guide"). The Co-Marketing agreement provides that revenue from advertising on the Guide, which is managed by the Company, is to be shared between the Company and Netscape. Under the terms of the Trademark License agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which is being amortized over the initial two-year term, which commenced in May 1997. Under the terms of the Co-Marketing agreement as amended in June 1997, the Company also provided Netscape with a minimum of up to $4,660,000 in guarantees against shared advertising revenues in the first year of the agreement, subject in the first year to a minimum level of gross revenue being met, and up to $15,000,000 in the second year of the agreement, subject in the second year to certain minimum levels of impressions being reached on the Guide. Actual payments will relate directly to the overall revenue and impressions recognized from the Guide.

    The Guide agreements expose the Company to a number of significant risks and uncertainties, including, without limitation: the risk that the Company will fail to generate sufficient advertising revenue to offset the initial and future guaranteed payments to Netscape, including any failure that results from negative trends in the Web-based advertising business (such as price erosion); the risk that projected user traffic levels for the Guide will not be achieved, which may be affected by several factors, such as declines or slower growth in the number of users of Netscape's browser product, particularly as a result of continued increases in the market share of Microsoft's Internet Explorer browser product; the effect of competitive personalized information services from other parties; and the risk that Netscape does not elect to renew the agreement at the end of the two year term, after which the agreement permits Netscape to use certain elements of the user interface developed by the Company without payment of any consideration to the Company. As a result of the foregoing factors, there can be no assurance that the Guide activities will not have a material adverse effect on the Company's business, operating results, or financial condition.

DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET; TECHNOLOGICAL CHANGE

    The Company's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support the sale of advertising on the Company's online media properties. There can be no assurance that communication or commerce over the Internet will become more widespread or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, operating results, and financial condition would be materially and adversely affected. The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce new Internet products and services in the near future. Failure of the Company to effectively adapt to technological developments could adversely affect the Company's business, operating results, and financial condition.

DEVELOPING MARKET; UNPROVEN ACCEPTANCE OF THE COMPANY'S PRODUCTS AND MEDIA
  PROPERTIES

    The markets for the Company's products and media properties have only recently begun to develop, are rapidly evolving, and are characterized by an increasing number of market entrants who have introduced or developed information navigation products and services for use on the Internet and the Web. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for the Company's products and media properties is new and evolving, it is difficult to predict the future growth rate, if any, and size of this market. There can be no assurance either that the market for the Company's products and media properties will continue to develop or that demand for the Company's products or media properties will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if the Company's products and media properties do not sustain market acceptance, the Company's business, operating results, and financial condition will be materially and adversely affected.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

    The Company believes that establishing and maintaining the Yahoo! brand is a critical aspect of its efforts to attract and expand its audience and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Yahoo! brand will depend largely on the Company's success in providing high-quality products and services, which success cannot be assured. In order to attract and retain Internet users and to promote and maintain the Yahoo! brand in response to competitive pressures, the Company may find it necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the Company is unable to provide high-quality products and services or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, the Company's business, operating results, and financial condition will be materially and adversely affected.

RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE WEB AS AN
  ADVERTISING MEDIUM

    The Company derives substantially all of its revenues from the sale of advertisements on its Web pages under short-term contracts. Most of the Company's advertising customers have only limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The Company's ability to generate significant advertising revenues will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to continue to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there can be no assurance that the advertisers will determine that banner advertising, which comprises the majority of the Company's revenues, is an effective advertising medium, and there can be no assurance that the Company will effectively transition to any other forms of Web-based advertising, should they develop. Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. There also can be no assurance that the Company's advertising customers will accept the internal and third-party measurements of impressions received by advertisements on Yahoo! and the Company's online media properties, or that such measurements will not contain errors. The Company relies primarily on its internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including (among others) risks associated with the recruitment, retention, management, training, and motivation of sales personnel. As a result of these factors, there can be no assurance that the Company will sustain or increase current advertising sales levels. Failure to do so will have a material adverse effect on the Company's business, operating results, and financial position.

SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES

    The Company depends substantially upon third parties for several critical elements of its business including, among others, technology and infrastructure, content development, and distribution activities.

    TECHNOLOGY AND INFRASTRUCTURE. The Company supplements its Internet directory listings with full-text Web search results provided by AltaVista, a division of Digital Equipment Corporation ("Digital"), under a non-exclusive agreement. The Company depends substantially upon ongoing maintenance and technical support from Digital to ensure accurate and rapid presentation of such search results to the Company's customers. In addition, any termination of the agreement with Digital or Digital's failure to renew such agreement upon expiration could result in substantial additional costs to the Company in developing or licensing replacement technology, and could result in a loss of levels of use of the Company's navigational services. The Company also relies principally on a private third-party provider, GlobalCenter, Inc. ("GlobalCenter"), for the Company's principal Internet connections. Additionally, email service Internet connections are provided by GTE. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on the Company's business, operating results, and financial condition. The Company also licenses technology and related databases from third parties for certain elements of Yahoo! properties, including, among others, technology underlying news, stock quotes and current financial information, chat services, street mapping, telephone listings, and similar services. The Company has experienced and expects to continue to experience interruptions and delays in service and availability for such elements, such as recent interruptions in the Company's stock quote services. Any errors, failures, or delays experienced in connection with these third party technologies and information services could negatively impact the Company's relationship with users and adversely affect the Company's brand and its business, and could expose the Company to liabilities to third parties.

    CONTENT DEVELOPMENT. A key element of the Company's strategy involves the implementation of Yahoo!-branded media properties targeted for interest areas, demographic groups, and geographic areas. In these efforts, the Company has relied and will continue to rely substantially on content development and localization efforts of third parties. For example, the Company has entered into an agreement with Ziff-Davis pursuant to which Ziff-Davis publishes an online publication and a print magazine under the Yahoo! brand. The Company also expects to rely substantially on third party affiliates, including SOFTBANK in Japan and Korea, and Rogers Communications ("Rogers") in Canada, to localize, maintain, and promote these services and to sell advertising in local markets. There can be no assurance that the Company's current or future third-party affiliates will effectively implement these properties, or that their efforts will result in significant revenue to the Company. Any failure of these parties to develop and maintain high-quality and successful media properties also could result in unfavorable dilution to the Yahoo! brand.

    DISTRIBUTION RELATIONSHIPS. In order to create traffic for the Company's online properties and make them more attractive to advertisers and consumers, the Company has entered into certain distribution agreements and informal relationships with leading Web browser providers (Microsoft and Netscape), operators of online networks and leading Web sites, and computer manufacturers, such as Compaq Computer and Gateway 2000. The Company believes these arrangements are important to the promotion of the Company's online media properties, particularly among new Web users who may first access the Web through these browsers, services, Web sites, or computers. The Company's business relationships with these companies consist of arrangements for the positioning of access to Yahoo! properties on Web browsers and cooperative marketing programs and licenses to include Yahoo! in online networks or services offered by these parties, which are intended to increase the use and visibility of Yahoo!. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. Third parties that provide distribution channels for the Company may also assess fees or otherwise impose additional conditions on the listing of Yahoo! or other online properties of the Company, such as Netscape's requirement of substantial payments for placement of Yahoo! on the "Net Search" Web page accessible from a button on the Netscape Web browser. In addition, these companies may terminate or reduce their joint marketing activities with the Company. Any such event could have a material adverse effect on the Company's business, results of operations, and financial condition.

    The Company recently announced a co-branding and distribution arrangement with MCI under which the Company will provide a Web-based online service in conjunction with dial-up Internet access provided by MCI. In this arrangement, the Company will depend substantially upon MCI for, among other things, effective marketing and promotion efforts and the provision of competitive Internet access service to customers. Any failure by MCI in these respects could materially impair the benefits received by the Company from this arrangement, and could negatively affect the Yahoo! brand.

ENHANCEMENT OF YAHOO! PROPERTIES AND DEVELOPMENT OF NEW PROPERTIES

    To remain competitive, the Company must continue to enhance and improve the functionality, features, and content of the Yahoo! main site, as well as the Company's other branded media properties. There can be no assurance that the Company will be able to successfully maintain competitive user response times or implement new features and functions, such as new search capabilities, greater levels of user personalization, localized content filter and information delivery through "push" or other methods, which will involve the development of increasingly complex technologies. The Company also expects that personalized information services, such as the Company's recently launched Web-based email service, will require significantly greater expenses associated with, among other things, increased server capacity and equipment and requirements for additional customer support personnel and systems. To the extent such additional expenses are not offset by additional revenues from such personalized services, the Company's financial results will be adversely affected.

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

    A key element of the Company's business strategy is the development and introduction of new Yahoo!-branded online properties targeted for specific interest areas, user groups with particular demographic characteristics, and geographic areas. There can be no assurance that the Company will be successful in developing, introducing, and marketing such products or media properties or that such products and media properties will achieve market acceptance, enhance the Company's brand name recognition, or increase traffic on Yahoo!'s online properties. Furthermore, enhancements of or improvements to Yahoo! or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition. The Company's ability to successfully develop additional targeted media properties depends substantially on use of Yahoo! to promote such properties. If use of Yahoo! fails to continue to grow, the Company's ability to establish other targeted properties would be adversely affected. Any failure of the Company to effectively develop and introduce these properties, or failure of such properties to achieve market acceptance, could adversely affect the Company's business, results of operations, and financial condition.

INVESTMENTS IN AFFILIATES

    The Company has made equity investments in affiliated companies that are involved in the commercialization of Yahoo!-branded online properties, such as versions of Yahoo! localized for foreign markets. The Company currently intends to continue to make significant additional investments in such companies from time to time in the future, as well as other companies involved in the development of technologies or services that are complementary or related to the Company's business, such as the December 1997 investments in GeoCities and AudioNet. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. As a result, the Company has recorded and expects to continue to record a share of the losses in such affiliates attributable to the Company's ownership, which losses have had and will continue to have an adverse effect on the Company's results of operations. Furthermore, there can be no assurance that any investments in such companies will result in any return, nor can there be any assurance as to the timing of any such return, or that the Company will not lose its entire investment.

MANAGEMENT OF POTENTIAL GROWTH

    The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational, and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train, and manage its employee base. The Company also expects that its operational and management systems will face additional strain as a result of the Company's recent acquisition of Four11 Corporation. The process of managing advertising within large, high traffic Web sites such as those in the Yahoo! network is an increasingly important and complex task. The Company relies on both internal and licensed third party advertising inventory management and analysis systems. To the extent that any extended failure of the Company's advertising management system results in incorrect advertising insertions, the Company may be exposed to "make good" obligations with its advertising customers, which, by displacing advertising inventory, could defer advertising revenues and thereby have a material adverse effect on the Company's business, operating results, and financial condition. Failure of the Company's advertising management systems to effectively track and provide accurate and timely reports on advertising results also could negatively affect the Company's relationships with advertisers and thereby have an adverse effect on the Company's business. There can be no assurance that the Company's systems, procedures, or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the Company's market opportunity. Any inability to effectively manage growth, if any, could have a material adverse effect on the Company's business, operating results, and financial condition.

RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES

    The Company is dependent on its ability to effectively serve a high volume of use of its online media properties. Accordingly, the performance of the Company's online media properties is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites, and to achieve market acceptance of these products and media properties. Any system failure that causes an interruption or an increase in response time of the Company's products and media properties could result in less traffic to the Company's Web sites and, if sustained or repeated, could reduce the attractiveness of the Company's products and media properties to advertisers and licensees. An increase in the volume of queries conducted through the Company's products and media properties could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures, and adversely affect the number of impressions received by advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages and users increase, there can be no assurance that the Company's products and media properties and infrastructure will be able to scale accordingly. The Company also faces technical challenges associated with higher levels of personalization and localization of content delivered to users of its services, which adds strain to the Company's development and operational resources. For example, personalized information services, such as Web-based email services, involve increasingly complex technical and operational challenges, and there can be no assurance that the Company will successfully implement and scale such services to the extent required by any growth in the number of users of such services, or that the failure to do so will not materially and adversely affect the goodwill of users of these services, or negatively affect the Company's brand and reputation. The Company is also dependent upon Web browsers and Internet and online service providers for access to its products and media properties. In particular, a private third party provider, GlobalCenter, provides the Company's principal Internet connections. In the past, users have occasionally experienced difficulties due to system failures, including failures unrelated to the Company's systems. Additionally, Internet connections for the Company's Web-based email services are provided by GTE. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle higher volumes of user traffic could have a material adverse effect on the Company's business, operating results, and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment used to deliver the Company's products and services.

    The Company's operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. In addition, substantially all of the Company's network infrastructure is located in Northern California, an area susceptible to earthquakes, which also could cause system outages or failures. The Company does not presently have multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in interruptions, delays, or cessations in service to Yahoo! users, which could have a material adverse effect on the Company's business, operating results, and financial condition.

INTEGRATION OF ACQUISITIONS

    As part of its business strategy, the Company expects to enter into business combinations. For example, during October 1997, the Company acquired Four11 Corporation, a privately-held online communications and directory company. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, expenses associated with the transactions (such as expenses of $3,850,000 that the Company incurred in the fourth quarter of 1997 in connection with the acquisition of Four11 Corporation), additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

TRADEMARKS AND PROPRIETARY RIGHTS

    The Company regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success, and the Company relies upon trademark and copyright law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. The Company pursues the registration of its trademarks in the United States and internationally, and has applied for and obtained the registration for certain of its trademarks, including "Yahoo!" and "Yahooligans!". Effective trademark, copyright, and trade secret protection may not be available in every country in which the Company's products and media properties are distributed or made available through the Internet. The Company has licensed in the past, and it expects that it may license in the future, elements of its distinctive trademarks, trade dress, and similar proprietary rights to third parties, including in connection with branded mirror sites of Yahoo!, and other media properties and merchandise that may be controlled operationally by third parties. While the Company attempts to ensure that the quality of its brand is maintained by such licensees, no assurances can be given that such licensees will not take actions that could materially and adversely affect the value of the Company's proprietary rights or the reputation of its products and media properties, either of which could have a material adverse effect on the Company's business. Also, the Company is aware that third parties have from time to time copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services, and there can be no assurance that the distinctive elements of Yahoo! will be protectible under copyright law. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that third parties will not infringe or misappropriate the Company's copyrights, trademarks, trade dress, and similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against the Company.

    Many parties are actively developing search, indexing, and related Web technologies at the present time. The Company believes that such parties have taken and will continue to take steps to protect these technologies, including seeking patent protection. As a result, the Company believes that disputes regarding the ownership of such technologies are likely to arise in the future.

DEPENDENCE ON KEY PERSONNEL

    The Company's performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company's success depends substantially on the continued efforts of its senior management team. The Company does not carry key person life insurance on any of its senior management personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, operating results, and financial condition of the Company.

    The Company's future success also depends on its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the necessary technical and managerial personnel could have a material and adverse effect upon the Company's business, operating results, and financial condition.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, defamation, pricing, taxation, quality of products and services, and intellectual property ownership. For example, although the Communications Decency Act was held to be unconstitutional, there can be no assurance that similar legislation will not be enacted in the future, and it is possible that such legislation could expose the Company to substantial liability. Such legislation could also dampen the growth in use of the Web generally, and decrease the acceptance of the Web as a communications and commercial medium, and could, thereby, have a material adverse effect on the Company's business, results of operations, and financial condition. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web. In addition, several telecommunications carriers are seeking to have telecommunications over the Web regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association ("ACTA") has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing the growth in use of the Web, which could in turn decrease the demand for the Company's products and media properties. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. Also, legislation is pending in Congress that would impose liability on online service providers such as the Company for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. Such laws and regulations if enacted could fundamentally impair the Company's ability to provide Internet navigation services, or substantially increase the cost of doing so, which would have an adverse effect on the Company's business, operating results, and financial condition. Moreover, the applicability to the Internet of the existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain, and the Company may be subject to claims that its services violate such laws. Any such new legislation or regulation or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, operating results, and financial condition.

    Due to the global nature of the Web, it is possible that, although transmissions by the Company over the Internet originate primarily in the State of California, the governments of other states and foreign countries might attempt to regulate the Company's transmissions or prosecute the Company for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that the Company might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing developments could have a material adverse effect on the Company's business, results of operations, and financial condition.

LIABILITY FOR INFORMATION SERVICES AND COMMERCE-RELATED ACTIVITIES

    Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, the Company could be exposed to liability with respect to the selection of listings that may be accessible through the Company's Yahoo!-branded products and media properties, or through content and materials that may be posted by users in classifieds, bulletin board and chat room services offered by the Company. Such claims might include, among others, that by providing hypertext links to Web sites operated by third parties, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that if any information provided through the Company's services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. In connection with the acquisition of Four11 Corporation, the Company recently began offering Web-based email services, which expose the Company to potential risks, such as liabilities or claims resulting from unsolicited email (spamming), lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service. Even to the extent such claims do not result in liability to the Company, the Company expects to incur significant costs in investigating and defending such claims.

    The Company also from time to time enters into arrangements to offer third party products and services under the Yahoo! brand or via distribution on Yahoo! properties. For example, the Company recently announced an agreement with GeoCities under which GeoCities will offer free home page services and certain related products to Yahoo! users. The Company also recently announced an arrangement with AudioNet, an Internet-based broadcast network, whereby links to AudioNet's site and content will be distributed via Yahoo! properties. These business arrangements involve additional legal risks, such as potential liabilities for content posted by free home page users or made available by other third party providers. The Company may be subject to claims concerning such services or content by virtue of the Company's involvement in marketing, branding or providing access to such services, even if the Company does not itself host, operate, or provide such services. While the Company's agreements with these parties often provide that the Company will be indemnified against such liabilities, there can be no assurance that such indemnification, if available, will be adequate.

    The Company recently began offering a Yahoo!-branded VISA credit card, which includes a "rewards" program entitling card users to receive points that may be redeemed for merchandise, such as books or music. This arrangement exposes the Company to certain additional risks and expenses, including, without limitation, those relating to compliance with consumer protection laws, loss of customer data, disputes over redemption procedures and rules, products liability, sales taxation and liabilities associated with any failure in performance by participating merchants.

    From time to time, the Company enters into agreements with sponsors, content providers, service providers, and merchants under which the Company is entitled to receive a share of revenue from the purchase of goods and services by users of the Company's online properties. Such arrangements may expose the Company to additional legal risks and uncertainties, including (without limitation) potential liabilities to consumers of such products and services. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

    A key part of the Company's strategy is to develop Yahoo!-branded online properties in international markets. The Company has developed and operates, through joint ventures with SOFTBANK and related entities, versions of Yahoo! localized for Japan, Germany, France, the United Kingdom, and Korea. The Company offers a version of Yahoo! localized for Canada under an agreement with Rogers Communications, and the Company operates localized or mirror versions of Yahoo! through wholly-owned subsidiaries in Australia, Denmark, Norway, Sweden, and Singapore.

    To date, the Company has only limited experience in developing localized versions of its products and marketing and operating its products and services internationally, and the Company relies substantially on the efforts and abilities of its foreign business partners in such activities. The Company has experienced and expects to continue to experience higher costs as a percentage of revenues in connection with international online properties than domestic online properties. If the international revenues are not adequate to offset investments in such activities, the Company's business, operating results, and financial condition could be materially adversely affected. The Company may experience difficulty in managing international operations as a result of distance as well as language and cultural differences, and there can be no assurance that the Company or its partners will be able to successfully market and operate its products and services in foreign markets. The Company also believes that in light of substantial anticipated competition, it will be necessary to move quickly into international markets in order to effectively obtain market share, and there can be no assurance that the Company will be able to do so. In addition to the uncertainty as to the Company's ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in certain other parts of the world, and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results, and financial condition.

CONCENTRATION OF STOCK OWNERSHIP

    As of February 27, 1998, the present directors, executive officers, greater than 5% shareholders and their respective affiliates beneficially owned approximately 55% of the outstanding Common Stock of the Company. As of February 27, 1998, SOFTBANK beneficially owned approximately 29% of the outstanding Common Stock of the Company. As a result of their ownership, the directors, executive officers, greater than 5% shareholders (including SOFTBANK) and their respective affiliates collectively are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

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

ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

    The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, effective with the Company's 1998 Annual Meeting of Shareholders, the Company's charter documents will not permit cumulative voting and will provide that, at such time as the Company has at least six directors, the Company's Board of Directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third party to gain control of the Company's Board of Directors.

ITEM 2. PROPERTIES

    Yahoo!'s headquarters facility is located in two offices in Santa Clara, California. The Company occupies these leased facilities which aggregate approximately 88,000 square feet and has contracted for an additional 55,000 square feet beginning January 1, 1999. Office space for the Company's international subsidiaries is leased in London, Milan, Munich, Paris, Seoul, Stockholm, and Sydney. The Company also leases sales offices in Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, New York, and San Francisco. The Company's principal Web server equipment and operations are maintained by GlobalCenter in Mountain View, California.

    The Company believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

ITEM 3. LEGAL PROCEEDINGS

    In July 1997, GTE New Media Services Incorporated ("GTE New Media"), an affiliate of GTE, filed suit in Dallas, Texas against Netscape and the Company, in which GTE New Media made a number of claims relating to the inclusion of certain Yellow Pages hypertext links in the Netscape Guide by Yahoo!, an online navigational property operated by the Company under an agreement with Netscape. In this lawsuit, GTE New Media has alleged, among other things, that by including such links to the Yellow Pages service operated by several Regional Bell Operating Companies (the "RBOCs") within the Guide, the Company has tortiously interfered with an alleged contractual relationship between GTE New Media and Netscape relating to placement of links by Netscape for a Yellow Pages service operated by GTE New Media. GTE New Media seeks injunctive relief as well as actual and punitive damages. In October 1997, GTE New Media brought suit in the U.S. District Court for the District of Columbia, against the RBOCs, Netscape, and the Company, in which GTE New Media has alleged, among other things, that the alleged exclusion of the GTE New Media Yellow Pages from the Netscape Guide Yellow Pages service violates federal antitrust laws, and GTE New Media seeks injunctive relief and damages (trebled under federal antitrust laws) from such alleged actions. The Company believes that the claims against the Company in these lawsuits are without merit and intends to contest them vigorously. Although the Company cannot predict with certainty the outcome of these lawsuits or the expenses that may be incurred in defending the lawsuits, the Company does not believe that the result in the lawsuits will have a material adverse effect on the Company's financial position or results of operations. From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, and other communications and community features, such as claims alleging defamation and invasion of privacy. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    Incorporated by reference from the information under the caption "Stock Information" on page 43 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

    Incorporated by reference from the information under the caption "Selected Financial Data" on page 12 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Incorporated by reference from the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13-22 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the information under the caption "Proposal No. 1 -- Election of Directors" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders. The following sets forth certain information with respect to the other executive officers of Yahoo!:

    David Filo (age 31), Chief Yahoo and a founder of the Company, has served as an officer of the Company since March 1995, and served as a director of the Company from its founding through February 1996. Mr. Filo co-developed Yahoo! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded the Company in 1995. Mr. Filo holds a B.S. degree in computer engineering from Tulane University and a M.S. degree in electrical engineering from Stanford University.

    Jeff Mallett (age 33) was promoted to Chief Operating Officer in January 1998. Prior to that, he served as the Company's Senior Vice President, Business Operations since October 1995. Prior to joining the Company, Mr. Mallett was Vice President and General Manager of the WordPerfect consumer division of Novell, Inc., a network operating system software company, from 1993 to 1995 and a member of Novell's Corporate Executive Marketing Group. Prior to that, Mr. Mallett was a member of the founding team of Reference Software International where he held various positions from 1988 to 1992, including Vice President, Sales and Marketing. From 1985 to 1987, Mr. Mallett held the position of Director, Sales and Marketing at IPT Corp., a privately held telecommunications company. Mr. Mallett holds a degree in Business Administration from Santa Rosa College.

    Anil Singh (age 39) was promoted to Vice President, Advertising Sales in December 1996. Prior to that, Mr. Singh served as the Company's Director of Sales since November 1995. Prior to joining the Company, Mr. Singh was Vice President of Sales for Socket Communications from 1994 to 1995. From 1992 to 1994, Mr. Singh was Vice President of Sales for Mountain Inc. From 1991 to 1992, Mr. Singh was Director of Sales for Novell Inc. Mr. Singh holds a B.S. degree in computer science from Imperial College at the University of London, England.

    Gary Valenzuela (age 41) has served as the Company's Senior Vice President, Finance and Administration, and Chief Financial Officer since February 1996. From 1994 to 1996, Mr. Valenzuela served as Senior Vice President, Finance and Administration, and Chief Financial Officer of TGV Software, Inc., a publicly held developer of TCP/IP software products. Prior to joining TGV, Mr. Valenzuela was employed by Pyramid Technology Corporation, a then-publicly held manufacturer of UNIX minicomputers, where he last served as Senior Vice President, Finance and Chief Financial Officer. Mr Valenzuela holds a B.S. degree in Business Administration from San Jose State University, and is a Certified Public Accountant in the State of California.

    Farzad Nazem (age 36) was promoted to Chief Technology Officer in January 1998. Prior to that, he served as the Company's Senior Vice President, Product Development and Site Operations since March 1996. From 1985 to 1996, Mr. Nazem held a number of technical and executive management positions at Oracle Corporation, including, most recently, Vice President of Oracle's Media and Web Server Division and member of the Product Division Management Committee. Prior to that, Mr. Nazem was a member of the technical staff at SYDIS, Inc. and Rolm Corporation. Mr. Nazem holds a B.S. in Computer Science from California Polytechnic State University.

ITEM 11. EXECUTIVE COMPENSATION

    Incorporated by reference from the information under the captions "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

       (1) Consolidated Financial Statements:

           The following consolidated financial statements of Yahoo! Inc. and the Report of Independent Accountants are incorporated herein by reference to the Registrant's 1997 Annual Report to Shareholders:

                                                                          PAGE IN
                                                                       ANNUAL REPORT
                                                                       -------------
Consolidated Balance Sheets at December 31, 1997
  and 1996...........................................................       23

Consolidated Statements of Operations for the years ended December
  31, 1997, 1996, and 1995...........................................       24

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 1997, 1996, and 1995..................................       25

Consolidated Statements of Cash Flows for the years ended December
  31, 1997, 1996, and 1995...........................................       26

Notes to Consolidated Financial Statements...........................     27 - 39

Report of Independent Accountants....................................       40

       (2) Financial Statement Schedule:

               The following financial statement schedule of Yahoo! Inc. is submitted herewith and should be read in conjunction with the consolidated financial statements:

                                                                          PAGE IN
                                                                         FORM 10-K
                                                                       -------------
Report of Independent Accountants on Financial Statement Schedule....       30

Schedule II -- Valuation and Qualifying Accounts for the years ended
  December 31, 1997, 1996, and 1995..................................       31

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

       (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER     DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
3.1        Amended and Restated Articles of Incorporation of Registrant (Filed as Exhibit 3.1 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)
3.2        Amended and Restated Bylaws of Registrant (Filed as Exhibit 3.3 to the Company's Registration Statement
           on the Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the "SB-2
           Registration Statement"], and incorporated herein by reference.)
10.1       Form of Indemnification Agreement with the Registrant's officers and directors (Filed as Exhibit 10.1 to the SB-2 Registration Statement and incorporated herein by reference.)
10.2       1995 Stock Plan, as amended, and form of stock option agreement (Filed as Exhibit 10.2 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1996 [the "December 31, 1996 10-K"] and incorporated herein by reference.)
10.3       Form of Management Continuity Agreement with the Registrant's Executive Officers (Filed as Exhibit 10.3
           to the SB-2 Registration Statement and incorporated herein by reference.)
10.4       Stock Purchase Agreement dated March 3, 1995 with each of David Filo and Jerry Yang (Filed as Exhibit
           10.4 to SB-2 Registration Statement and incorporated herein by reference.)
10.5       Series A Preferred Stock Agreement dated April 7, 1995 between the Registrant and Purchasers of Series A
           Preferred Stock (Filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference.)
10.6       Form of Stock Restriction Agreements dated April 7, 1995 between the Registrant and Jerry Yang and David
           Filo (Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.)
10.7       Series B Preferred Stock Agreement dated November 22, 1995 between the Registrant and Purchasers of
           Series B Preferred Stock (Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.)
10.8       Series C Preferred Stock Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings
           Inc. (Filed as Exhibit 10.8 to the SB-2 Registration Statement and incorporated herein by reference.)
10.9       Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
10.10      Second Amended and Restated Co-Sale Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.10 to the SB-2 Registration Statement and incorporated herein by reference.)
10.11      Second Amended and Restated Voting Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.11 to the SB-2 Registration Statement and incorporated herein by reference.)
10.12+     Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as
           Exhibit 10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
10.13      Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway,
           Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the December 31, 1996 10-K and
           incorporated herein by reference.)
10.14+     Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as
           Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)
10.15      1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.20 to the SB-2
           Registration Statement and incorporated herein by reference.)

EXHIBIT
NUMBER     DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
10.16      1996 Directors' Stock Option Plan and form of option agreement (Filed as Exhibit 10.21 to the SB-2
           Registration Statement and incorporated herein by reference.)
10.17+     Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers
           Multi-Media Inc. (Filed as Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)
10.18      Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc.
           (Filed as Exhibit 10.26 to the SB-2 Registration Statement and incorporated herein by reference.)
10.19+     Joint Venture Agreement dated April 1, 1996 by and between Yahoo! Inc. and SOFTBANK Corporation (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1996
           [the "June 30, 1996 10-Q"] and incorporated herein by reference.)
10.20+     Yahoo! Japan License Agreement dated April 1, 1996 by and between Yahoo! Inc. and Yahoo! Japan
           Corporation (Filed as Exhibit 10.3 to the June 30, 1996 10-Q and incorporated herein by reference.)
10.21+     SOFTBANK Letter Agreement dated April 1, 1996 by and between Yahoo! Inc. and SOFTBANK Group (Filed as
           Exhibit 10.4 to the June 30, 1996 10-Q and incorporated herein by reference.)
10.22+     Joint Venture Agreement dated November 1, 1996 by and between Yahoo! Inc. and SB Holdings (Europe) Ltd.
           (Filed as Exhibit 10.30 to the December 31, 1996 10-K and incorporated herein by reference.)
10.23+     Yahoo! UK License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! UK (Filed as
           Exhibit 10.31 to the December 31, 1996 10-K and incorporated herein by reference.)
10.24+     Yahoo! Deutschland License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo!
           Deutschland (Filed as Exhibit 10.32 to the December 31, 1996 10-K and incorporated herein by reference.)
10.25+     Yahoo! France License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! France
           (Filed as Exhibit 10.33 to the December 31, 1996 10-K and incorporated herein by reference.)
10.26+     Services Agreement dated November 1, 1996 by and between Yahoo! UK Ltd. and Ziff-Davis UK, Ltd. (Filed as Exhibit 10.34 to the December 31, 1996 10-K and incorporated herein by reference.)
10.27+     Services Agreement dated November 1, 1996 by and between Yahoo! GmbH and Ziff-Davis Verlag, GmbH (Filed as Exhibit 10.35 to the December 31, 1996 10-K and incorporated herein by reference.)
10.28+     Services Agreement dated November 1, 1996 by and between Yahoo! France, SARL and Ziff-Davis France, S.A.
           (Filed as Exhibit 10.36 to the December 31, 1996 10-K and incorporated herein by reference.)
10.29+     Netscape Communications Corporation Co-Marketing Agreement dated March 17, 1997 by and between Netscape
           Communications Corporation and Yahoo! Inc. (Filed as Exhibit 10.37 to the December 31, 1996 10-K and
           incorporated herein by reference.)
10.30+     Trademark License Agreement dated March 17, 1997 by and between Netscape Communications Corporation and
           Yahoo! Inc. (Filed as Exhibit 10.38 to the December 31, 1996 10-K and incorporated herein by reference.)
10.31+     Netscape Communications Corporation U.S. English-Language Net Search Program Premier Provider Services
           Agreement dated March 17, 1997 by and between Netscape Communications Corporation and Yahoo! Inc. (Filed
           as Exhibit 10.39 to the December 31, 1996 10-K and incorporated herein by reference.)

EXHIBIT
NUMBER     DESCRIPTION
---------  --------------------------------------------------------------------------------------------------------
10.32+     Amendment One to the Co-Marketing Agreement, dated June 30, 1997 between Yahoo! Inc. and Netscape
           Communications Corporation (Filed as Exhibit 10.1 to the June 30, 1997 10-Q and incorporated herein by reference.)
10.33+     International Net Search Program Services Agreement, dated June 30, 1997 between Yahoo! Inc. and
           Netscape Communications Corporation (Filed as Exhibit 10.2 to the June 30, 1997 10-Q and incorporated herein by reference.)
10.34      Trademark License Agreement, dated June 30, 1997 between Yahoo! Inc. and Netscape Communications
           Corporation (Filed as Exhibit 10.3 to the June 30, 1997 10-Q and incorporated herein by reference.)
10.35      Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service
           Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P. (Filed as
           Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 29, 1997 and incorporated herein by reference.)
10.36      Joint Venture Agreement, dated August 31, 1997 between Yahoo! Inc., SOFTBANK Korea Corporation, SOFTBANK
           Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Company's Quarterly Report on
           Form 10-Q for the quarter ended September 30, 1997 [the "September 30, 1997 10-Q"] and incorporated herein by reference.)
10.37      Sublease Agreement, dated September 11, 1997 between Yahoo! Inc. and Amdahl Corporation (Filed as
           Exhibit 10.2 to the September 30, 1997 10-Q and incorporated herein by reference.)
10.38      Four11 Corporation 1995 Stock Option Plan Registrant (Filed as Exhibit 4.2 to the Company's Registration
           Statement on Form S-8, Registration No. 333-39105, dated October 30, 1997, and incorporated herein by reference.)
10.39*     Amendment Agreement dated September 17, 1997 by and between Yahoo! Inc. and SOFTBANK Corporation
10.40*     Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between Yahoo! Inc. and
           Yahoo! Japan Corporation
10.41*     Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea
           Corporation
10.42*     Yahoo! Korea License Agreement dated November 30, 1997 by and between Yahoo! Inc., Yahoo! Korea
           Corporation, and Yahoo! Japan Corporation
13.1       Portions of the 1997 Annual Report to Shareholders
16.1       Letter dated March 6, 1996 from Coopers & Lybrand L.L.P., prior accountant of the Registrant (Filed as
           Exhibit 10.25 to the SB-2 Registration Statement and incorporated herein by reference.)
21.1       List of Subsidiaries
23.1       Consent of Independent Accountants
27.1       Financial Data Schedule

------------------------
+   Confidential treatment granted.

*   Confidential treatment requested.

    (b) Reports on Form 8-K

        On October 14, 1997, the Company filed a report on Form 8-K in conjunction with the signing of an Agreement and Plan of Reorganization whereby the Company would acquire Four11 Corporation.

        On October 30, 1997, the Company filed an amended report on Form 8-K which included certain financial statements of Four11 Corporation and the supplementary consolidated financial statements of Yahoo! Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 1998.

                                YAHOO! INC.

                                By:              /s/ TIMOTHY KOOGLE
                                     -----------------------------------------
                                                   Timothy Koogle
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                       TITLE                               DATE
------------------------------------------  ---------------------------------------------  ----------------------
            /s/ TIMOTHY KOOGLE
    ---------------------------------       President and Chief Executive Officer              March 12, 1998
              Timothy Koogle                  (Principal Executive Officer)

           /s/ GARY VALENZUELA              Senior Vice President, Finance and
    ---------------------------------         Administration, and Chief Financial Officer      March 12, 1998
             Gary Valenzuela                  (Principal Financial Officer)

           /s/ JAMES J. NELSON
    ---------------------------------       Vice President, Finance (Principal Accounting      March 12, 1998
             James J. Nelson                  Officer)

             /s/ ERIC HIPPEAU
    ---------------------------------       Director                                           March 12, 1998
               Eric Hippeau

            /s/ ARTHUR H. KERN
    ---------------------------------       Director                                           March 12, 1998
              Arthur H. Kern

            /s/ MICHAEL MORITZ
    ---------------------------------       Director                                           March 12, 1998
              Michael Moritz

              /s/ JERRY YANG
    ---------------------------------       Director                                           March 12, 1998
                Jerry Yang

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Yahoo! Inc.

    Our audits of the consolidated financial statements referred to in our report dated January 9, 1998 which appears in the 1997 Annual Report to Shareholders of Yahoo! Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICE WATERHOUSE LLP
San Jose, California
January 9, 1998

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

                                                                                ADDITIONS
                                                                        --------------------------
                                                          BALANCE AT    CHARGED TO    CHARGED TO     WRITE-OFFS     BALANCE
                                                         BEGINNING OF    COSTS AND       OTHER         NET OF      AT END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS                              YEAR        EXPENSES      ACCOUNTS      RECOVERIES      YEAR
-------------------------------------------------------  -------------  -----------  -------------  -------------  ---------
1997...................................................    $     665     $   2,812     $      --      $     879    $   2,598
1996...................................................    $      84     $     611     $      --      $      30    $     665
1995...................................................    $      --     $      84     $      --      $      --    $      84

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.39*  Amendment Agreement dated September 17, 1997 by and between Yahoo! Inc. and SOFTBANK Corporation

     10.40*  Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between Yahoo! Inc. and
             Yahoo! Japan Corporation

     10.41*  Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea
             Corporation

     10.42*  Yahoo! Korea License Agreement dated November 30, 1997 by and between Yahoo! Inc., Yahoo! Korea
             Corporation, and Yahoo! Japan Corporation

     13.1    Portions of the 1997 Annual Report to Shareholders

     21.1    List of Subsidiaries

     23.1    Consent of Independent Accountants

     27.1    Financial Data Schedule

------------------------

* Confidential treatment requested