Form 10-Q
period 1998-03-31
YAHOO INC
filed 1998-05-15
CIK 1011006

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                        Commission File Number 0-28018

                                  YAHOO! INC.
            (Exact name of registrant as specified in its charter)

          California                                        77-0398689
-------------------------------                 -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


                            3420 Central Expressway
                         Santa Clara, California 95051
             ----------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (408) 731-3300
                                                           --------------


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at April 30, 1998
--------------------------------                -------------------------------
Common Stock, $0.00067 par value                          46,286,690

                                  YAHOO! INC.

                               TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION                                     PAGE NO.

Item 1.       Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets
                 at March 31, 1998 and December 31, 1997...................   3

              Condensed Consolidated Statements of Operations
                 for the three months ended March 31, 1998 and 1997........   4

              Condensed Consolidated Statements of Cash Flows
                 for the three months ended March 31, 1998 and 1997........   5

              Notes to Condensed Consolidated Financial Statements.........   6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................   8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings............................................  16

Item 2.       Changes in Securities........................................  17

Item 3.       Defaults Upon Senior Securities..............................  17

Item 4.       Submission of Matters to a Vote of Security Holders..........  17

Item 5.       Other Information............................................  18

Item 6.       Exhibits and Reports on Form 8-K.............................  18

Signatures.................................................................  19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  YAHOO! INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 March 31,              December 31,
                                                                   1998                    1997
                                                                ------------            ------------
                                                                (unaudited)               (audited)
ASSETS
Current Assets:
     Cash and cash equivalents................................. $ 44,977,000            $ 62,538,000
     Short-term investments in marketable securities...........   71,920,000              27,772,000
     Accounts receivable, net..................................   12,978,000              10,986,000
     Prepaid expenses..........................................    4,764,000               5,893,000
                                                                ------------            ------------
        Total current assets...................................  134,639,000             107,189,000

Long-term investments in marketable securities.................    7,647,000              16,702,000
Property and equipment, net....................................    8,007,000               7,035,000
Investment in Yahoo! Japan.....................................    2,864,000               2,828,000
Other assets...................................................    7,248,000               8,130,000
                                                                ------------            ------------
                                                                $160,405,000            $141,884,000
                                                                ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................... $  4,283,000            $  4,711,000
     Accrued expenses and other current liabilities............   17,832,000              12,481,000
     Deferred revenue..........................................   10,102,000               4,852,000
     Due to related parties....................................    1,029,000               1,412,000
                                                                ------------            ------------
        Total current liabilities..............................   33,246,000              23,456,000
                                                                ------------            ------------

Minority interests in consolidated subsidiaries................      473,000                 716,000

Shareholders' equity:
     Common Stock..............................................       20,000                  20,000
     Additional paid-in capital................................  150,730,000             146,106,000
     Accumulated deficit.......................................  (23,686,000)            (27,971,000)
     Cumulative translation adjustment.........................     (378,000)               (443,000)
                                                                ------------            ------------
        Total shareholders' equity.............................  126,686,000             117,712,000
                                                                ------------            ------------
                                                                $160,405,000            $141,884,000
                                                                ============            ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  YAHOO! INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                Three Months Ended
                                                        ------------------------------------
                                                          March 31,              March 31,
                                                            1998                   1997
                                                        ------------            ------------
Net revenues..........................................  $ 30,206,000            $ 10,065,000
Cost of revenues......................................     3,917,000               1,437,000
                                                        ------------            ------------
   Gross profit.......................................    26,289,000               8,628,000
                                                        ------------            ------------
Operating expenses:
     Sales and marketing..............................    16,096,000               7,415,000
     Product development..............................     4,534,000               2,249,000
     General and administrative.......................     1,992,000               1,297,000
                                                        ------------            ------------
        Total operating expenses......................    22,622,000              10,961,000
                                                        ------------            ------------

Income (loss) from operations.........................     3,667,000              (2,333,000)
Investments income, net...............................     1,446,000               1,391,000
Minority interests in operations
       of consolidated subsidiaries...................       243,000                 202,000
                                                        ------------            ------------

Income (loss) before income taxes.....................     5,356,000                (740,000)

Provision for income taxes............................     1,071,000                      --
                                                        ------------            ------------
Net income (loss).....................................  $  4,285,000            $   (740,000)
                                                        ============            ============
Net income (loss) per share:
           Basic......................................  $       0.10            $      (0.02)
                                                        ============            ============
           Diluted....................................  $       0.08            $      (0.02)
                                                        ============            ============
Weighted average common shares and equivalents
     used in per share calculation:
           Basic......................................    43,052,000              42,231,000
                                                        ============            ============
           Diluted....................................    53,374,000              42,231,000
                                                        ============            ============


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  YAHOO! INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                        Three Months Ended
                                                                                -----------------------------------
                                                                                 March 31,               March 31,
                                                                                    1998                    1997
                                                                                -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)............................................................ $ 4,285,000             $  (740,000)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization..........................................     877,000                 355,000
        Compensation expense on stock option grants............................     157,000                  74,000
        Minority interests in operations of consolidated subsidiaries..........    (243,000)               (202,000)
        Changes in assets and liabilities:
           Accounts receivable, net............................................  (1,992,000)               (220,000)
           Prepaid expenses and other assets...................................   1,843,000              (7,035,000)
           Accounts payable....................................................    (428,000)                 41,000
           Accrued expenses and other current liabilities......................   5,351,000                (253,000)
           Deferred revenue....................................................   5,250,000                 (67,000)
           Due to related parties..............................................    (383,000)                 14,000
                                                                                -----------             -----------
Net cash provided by (used in) operating activities............................  14,717,000              (8,033,000)
                                                                                -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment........................................  (1,717,000)             (1,406,000)
  Purchases of investments in marketable securities............................ (42,226,000)            (12,071,000)
  Sales and maturities of investments in marketable securities.................   7,133,000              20,769,000
                                                                                -----------             -----------
Net cash provided by (used in) investing activities............................ (36,810,000)              7,292,000
                                                                                -----------             -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net..................................   4,467,000                 707,000
  Proceeds from lease obligations..............................................          --                 521,000
                                                                                -----------             -----------
Net cash provided by financing activities.......................................   4,467,000               1,228,000
                                                                                -----------             -----------
Effect of exchange rate changes on cash and cash equivalents...................      65,000                 (34,000)
                                                                                -----------             -----------
Net change in cash and cash equivalents........................................ (17,561,000)                453,000
Cash and cash equivalents at beginning of period...............................  62,538,000              33,547,000
                                                                                -----------             -----------
Cash and cash equivalents at end of period..................................... $44,977,000             $34,000,000
                                                                                ===========             ===========




 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  YAHOO! INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

         Yahoo! Inc., including its subsidiaries ("Yahoo!" or the "Company"), is a global Internet media company that offers a network of branded World Wide Web (the "Web") programming that serves millions of users daily. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. The Company conducts its business within one industry segment.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

         These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior period balances have been reclassified to conform to current period presentation. The condensed consolidated financial statements for the period ended March 31, 1997 have been restated to reflect the October 1997 acquisition of Four11 Corporation.


NOTE 2 - COMMITMENTS

         During March 1997, the Company entered into certain agreements with Netscape Communications Corporation ("Netscape") under which the Company co-developed and operates an Internet information navigation service called "Netscape Guide by Yahoo!" (the "Guide"). The Co-Marketing agreement provides that revenue from advertising on the Guide, which is managed by the Company, is to be shared between the Company and Netscape. Under the terms of the Trademark License agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which is being amortized over the initial two-year term. Under the terms of the Co-Marketing agreement and based on the level of first year traffic on the Guide, the second year commitment to Netscape in guarantees against shared advertising revenues was reduced by $10,000,000 resulting in a second year commitment of up to approximately $5,000,000, subject to certain minimum levels of impressions being reached on the Guide during the second year.

         During April 1998, the Company agreed with Netscape to extend its current domestic Premier Provider agreement, which was scheduled to end on April 30, 1998, until the end of May 1998. At March 31, 1998, including the extension, the Company's minimum future expense obligation to Netscape under the domestic and international Premier Provider agreements is approximately $1,400,000. During March 1998, traffic from the Netscape Premier Provider programs accounted for approximately 6% of total traffic on Yahoo! properties. At the time of this filing, the Company has not determined whether it will continue to participate in future Premier Provider programs should such participation be available.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. The change in the cumulative translation adjustment for the quarter ended March 31, 1998 increased comprehensive income by $65,000. The change in the cumulative translation adjustment for the quarter ended March 31, 1997 reduced comprehensive income by $34,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for historical information, the discussion in this Report
         ----------------------------------------------------------------
contains forward-looking statements that involve risks and uncertainties. Such
------------------------------------------------------------------------------
forward-looking statements include, among others, those statements including the
--------------------------------------------------------------------------------
words, "expects", "anticipates", "intends", "believes" and similar language. The
--------------------------------------------------------------------------------
Company's actual results could differ materially from those discussed herein.
-----------------------------------------------------------------------------
Factors that could cause or contribute to such differences include, but are not
-------------------------------------------------------------------------------
limited to, those discussed below, and the risks discussed under the captions,
------------------------------------------------------------------------------
"Risk Factors", "Competition", and "Proprietary Rights" in the Company's Annual
--------------------------------------------------------------------------------
Report on Form 10-K for the year ended December 31, 1997 (a copy of which is
----------------------------------------------------------------------------
available at www.sec.gov or upon request from the Company).
----------------------------------------------------------

OVERVIEW

         Yahoo! Inc. is a global Internet media company that offers a network of branded World Wide Web programming that serves millions of users daily. As the first online navigational guide to the Web, www.yahoo.com is the single largest guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. Yahoo! Inc. provides targeted Internet resources and communications services for a broad range of audiences, based on demographic, key-subject and geographic interests. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues. In April 1996, the Company completed its initial public offering.

         The Company's revenues are derived principally from the sale of banner advertisements on short-term contracts. The Company's standard rates for advertising currently range from approximately $0.02 per impression for general rotation to approximately $0.08 per impression for highly targeted audiences and properties. To date, the duration of the Company's advertising commitments has ranged from one week to two years. During 1997, the Company also began selling a combination of sponsorship and banner advertising contracts. In general, these sponsorship advertising contracts have longer terms (ranging from three months to two years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons which provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. The Company also earns additional revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links into Yahoo! online properties. These development fees are recognized as revenue once the related activities have been performed and the customer's web links are available on Yahoo! online properties. A number of the Company's agreements provide that Yahoo! receive revenues from electronic commerce transactions. Currently, these revenues are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo! and, to date, have not been significant.

         During March 1997, the Company entered into certain agreements with Netscape under which the Company co-developed and operates an Internet information navigation service called "Netscape Guide by Yahoo!". The Co-Marketing agreement provides that revenue from advertising on the Guide, which is managed by the Company, is to be shared between the Company and Netscape. Under the terms of the Trademark License agreement, the Company made a one-time non-refundable trademark license fee payment of $5,000,000 in March 1997 which is being amortized over the initial two-year term. Under the terms of the Co-Marketing agreement and based on the level of first year traffic on the Guide, the second year commitment to Netscape in guarantees against shared advertising revenues was reduced by $10,000,000 resulting in a second year commitment of up to approximately $5,000,000, subject to certain minimum levels of impressions being reached on the Guide during the second year. During the first year of the agreement which ended March 31, 1998, Netscape's share of the Guide revenue was $2,600,000.

RESULTS OF OPERATIONS

  NET REVENUES

         Net revenues were $30,206,000 for the quarter ended March 31, 1998, a 200% increase from $10,065,000 during the first quarter in 1997. The increase was due primarily to the increasing number of advertisers purchasing space on Yahoo! properties. Approximately 1,600 customers advertised on Yahoo! properties during the quarter ended March 31, 1998 as compared to approximately 700 during the first quarter of 1997. Advertising purchases by SOFTBANK, a 29% shareholder of the Company at March 31, 1998, and its related companies accounted for approximately 1% and 9% of net revenues in the quarters ended March 31, 1998 and 1997, respectively. Contracted prices on these orders are comparable to those given to other major customers of the Company. No one customer accounted for 10% or more of revenues during the quarters ended March 31, 1998 and 1997. International revenues have accounted for less than 10% of net revenues in the quarters ended March 31, 1998 and 1997. Barter revenues also represented less than 10% of net revenues during those quarters. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong growth in its business, the Company does not believe that this growth rate will be sustainable.

  COST OF REVENUES

         Cost of revenues consist of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's properties, Internet connection charges, equipment depreciation, and compensation. Cost of revenues were $3,917,000 for the quarter ended March 31, 1998, or 13% of net revenues as compared to $1,437,000, or 14% of net revenues for the quarter ended March 31, 1997. The absolute dollar increase in cost of revenues is primarily attributable to an increase in the quantity of content available on Yahoo! and the Company's other online media properties, and the increased usage of these properties. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! and the Company's other online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of over 95 million page views per day in March 1998 compared with an average of approximately 30 million page views per day in March 1997. Yahoo! Japan, an unconsolidated joint venture of the Company which began operations in April 1996, is included in these page views figures and accounted for an average of approximately 6 million page views per day in March 1998 and an average of approximately 2 million page views per day in March 1997. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future. The Company currently anticipates cost of revenues to be in the range of 12% to 16% of net revenues for the remainder of 1998.

  SALES AND MARKETING

         Sales and marketing expenses were $16,096,000 for the quarter ended March 31, 1998, or 53% of net revenues as compared to $7,415,000, or 74% of net revenues for the quarter ended March 31, 1997. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include Netscape Premier Provider and Netscape Guide amortization costs), compensation and employee-related expenses, and sales commissions. The increase in absolute dollars is primarily attributable to increases in compensation expense associated with an increase in sales and marketing personnel; growth in the subsidiaries in France, Germany, and the United Kingdom and the addition of subsidiaries subsequent to March 31, 1997 in Singapore, Australia, Korea, Sweden, Denmark, and Norway; an increase in advertising costs associated with the Company's aggressive brand-building strategy; amortization of the Netscape Guide trademark license which began during the second quarter of 1997; and an increase in the total costs incurred in the Netscape search programs. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand building strategy and continues to build its direct sales organization. As a percentage of net revenues, the Company currently anticipates that sales and marketing expenses will remain near the current level during the second quarter of 1998 and trend somewhat lower over the remainder of 1998.

  PRODUCT DEVELOPMENT

         Product development expenses were $4,534,000, or 15% of net revenues for the quarter ended March 31, 1998 as compared to $2,249,000, or 22% of net revenues for the quarter ended March 31, 1997. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! and the Company's other online media properties. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! and the Company's other online media properties. To date, all internal product development costs have been expensed as incurred. Acquired technology for which technological feasibility has been established is capitalized and amortized over its useful life. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, the Company currently anticipates that product development expenses will approximate current levels during the remainder of 1998.

  GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $1,992,000, or 7% of net revenues for the quarter ended March 31, 1998 as compared to $1,297,000, or 13% of net revenues for the quarter ended March 31, 1997. General and administrative expenses consist primarily of fees for professional services and compensation. The increase in absolute dollars is primarily attributable to increases in usage of professional services and in personnel. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of increased fees for professional services and an increase in personnel. As a percentage of net revenues, the Company currently anticipates that general and administrative expenses will approximate current levels during the remainder of 1998.

  INVESTMENT INCOME, NET

         Investment income, net of investment expense, was $1,446,000 for the quarter ended March 31, 1998. For the quarter ended March 31, 1997, investment income was $1,391,000. The nominal increase in investment income during the current quarter from the year ago quarter was attributable to a higher average investment balance which was partially offset by lower interest rates. Investment income in future periods is expected to fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

  MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED SUBSIDIARIES

         Minority interests in losses from operations of consolidated subsidiaries were $243,000 for the quarter ended March 31, 1998 as compared to $202,000 for the year ago quarter. The current quarter minority interest is attributable to losses in the Europe and Korea joint ventures. Minority interest from the year ago quarter is attributable to losses in the Europe and other joint ventures. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. When, and if, the consolidated subsidiaries become profitable, the minority interests elimination on the statement of operations will have an adverse effect on the Company's net income.

  INCOME TAXES

         Based on the current estimate of operating results and certain other factors, the Company expects its effective tax rate to be approximately 20% through fiscal year 1998.

The Company believes sufficient uncertainty exists regarding the realizability of its deferred tax assets such that a full valuation allowance continues to be required. The portion of the deferred tax asset attributable to the exercise of employee stock options is reflected in the U.S. net operating loss carryforward and is expected to increase through fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Yahoo! invests predominantly in instruments that are highly liquid, of quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At March 31, 1998, the Company had cash and cash equivalents and investments in marketable securities totaling $124,544,000 compared to $107,012,000 at December 31, 1997.

         For the three months ended March 31, 1998, cash provided by operating activities of $14,717,000 was primarily due to increases in accrued liabilities, deferred revenue, and net income. For the three months ended March 31, 1997, cash used in operating activities of $8,033,000 was primarily due to increases in prepaid expenses and other assets, which resulted primarily from a $5,000,000 one-time non-refundable license payment to Netscape under the Netscape Guide by Yahoo! agreement and a $1,000,000 payment to Netscape under the Premier Provider agreement.

         Cash used in investing activities was $36,810,000 for the three months ended March 31, 1998. Purchases (net of sales and maturities) of investments in marketable securities during the period were $35,093,000 and capital expenditures totaled $1,717,000. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash provided by investing activities was $7,292,000 for the three months ended March 31, 1997. Sales and maturities (net of purchases) of investments in marketable securities during the period were $8,698,000 and capital expenditures totaled $1,406,000.

         For the three months ended March 31, 1998, cash provided by financing activities of $4,467,000 was due to the issuance of Common Stock pursuant to the exercise of stock options. For the three months ended March 31, 1997, cash provided by financing activities of $1,228,000 was due to the issuance of Common Stock pursuant to the exercise of stock options and proceeds received under lease obligations.

         The Company currently has no material commitments other than those under the Netscape Co-Marketing agreement, the Netscape Premier Provider agreements, and operating lease agreements. Under the terms of the amended Co-Marketing agreement, the Company has remaining fixed expenses in the form of advertising revenue guarantees of up to $5,000,000 to be paid over the second year of the agreement which ends March 31, 1999. Under the terms of the Premier Provider agreements, the Company has minimum future expense obligations of approximately $1,400,000 at March 31, 1998. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional securities could result in additional dilution to the Company's shareholders.

ADDITIONAL RISK FACTORS

         Yahoo! has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to the risks, expenses, and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure to continue to develop and extend the Yahoo! brand, the failure to develop new media properties, the inability of the Company to maintain and increase the levels of traffic on Yahoo! properties, the development or acquisition of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising as a result of competition or other factors, the failure of the Company to effectively generate commerce-related revenues through sponsored services and placements in Yahoo! properties, the inability of the Company to effectively integrate the technology and operations of any other acquired businesses or technologies with its operations, the failure of the Company to successfully develop and offer personalized Web-based services, such as e-mail services, to consumers without errors or interruptions in service, and the inability to continue to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

         As of March 31, 1998, the Company had an accumulated deficit of $23,686,000. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible and, therefore, the recent revenue growth experienced by the Company should not be taken as indicative of the rate of revenue growth, if any, that can be expected in the future. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. The Company currently expects to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the Yahoo! brand, to fund greater levels of product development, to develop and commercialize additional media properties, and to acquire complementary businesses and technologies. The Company derives the majority of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and, to a large extent, are fixed. The Company also has fixed expenses in the form of advertising revenue guarantees of up to $5,000,000 over the next 12 months ending March 31, 1999 relating to the Netscape Guide by Yahoo!, which subject the Company to additional risk in the event that advertising revenues from this property are not sufficient to offset guaranteed payments and related operating expenses, including amortization of the Netscape trademark license. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising or sponsorship contracts could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results, and financial condition. In addition, the Company plans to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the Yahoo! brand, to fund greater levels of product development, and to develop and commercialize additional media properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results, and financial condition will be materially and adversely affected. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis in the future.

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

         A key element of the Company's strategy is to generate advertising revenues through sponsored services and placements by third parties in Yahoo! online properties in addition to banner advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by the third-party sponsor from users originated through the Yahoo! placement, in return for minimum levels of user impressions to be provided by the Company. To the extent implemented, these arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions, third party sponsors do not renew the agreements at the end of their term, and the arrangements do not generate anticipated levels of shared transaction revenue. In addition, because the Company has limited experience with these arrangements, the Company is unable to determine what effect such arrangements will have on gross margins and results of operations. Although transaction-based fees have not to date represented a material portion of the Company's net revenues, if and to the extent such revenues become significant, the foregoing factors could result in greater variations in the Company's quarterly operating results and could have a material adverse effect on the Company's business, results of operations, and financial condition.

         The market for Internet products and services is highly competitive and competition is expected to continue to increase significantly. In addition, the Company expects the market for Web-based advertising, to the extent it continues to develop, to be intensely competitive. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. The Company competes with many other providers of online navigation, information and community services including larger and more established companies such as America Online Inc., Microsoft Corporation, and Netscape. The Company also competes with online services and other Web site operators, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have increased substantially during recent periods. Accordingly, the Company may face increased pricing pressure for the sale of advertisements. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, operating results, and financial condition.

         The Company has designed and tested the most current versions of its products to be Year 2000 compliant. There can be no assurances that the Company's current products do not contain undetected errors or defects with Year 2000 date functions that may result in material costs to the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems.

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

ITEM 2.  CHANGES IN SECURITIES

         Yahoo! Inc. made the following unregistered sales of the Company's Common Stock between December 31, 1997 and March 31, 1998:

                                                                                    PERSONS OR CLASS
                                               NAME OF                             OF PERSONS TO WHOM     EXEMPTION FROM
TRANSACTION       AMOUNT OF SECURITIES      UNDERWRITER OR       CONSIDERATION       THE SECURITIES        REGISTRATION
 DATE                     SOLD             PLACEMENT AGENT         RECEIVED             WERE SOLD            CLAIMED
--------------------------------------------------------------------------------------------------------------------------
12/31/97         78,079 Shares (1)        None                   (1)               Accredited Persons   Section 4(2) of
                                                                                                        the Securities
                                                                                                        Act of 1933, as
                                                                                                        amended
--------------------------------------------------------------------------------------------------------------------------

(1) In connection with a stock purchase agreement dated December 31, 1997 by and among Yahoo!, SOFTBANK Holdings Inc., GeoCities, and certain shareholders of GeoCities whereby Yahoo! acquired a $5,100,000 minority interest in GeoCities, the Company issued an aggregate of 78,079 shares of the Company's Common Stock to GeoCities and certain shareholders of GeoCities. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 8, 1998.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 17, 1998, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Timothy Koogle (with 41,396,302 affirmative votes and 37,256 votes withheld), Jerry Yang (with 41,395,816 affirmative votes and 37,742 votes withheld), Eric Hippeau (with 41,393,817 affirmative votes and 39,741 votes withheld), Arthur H. Kern (with 41,393,830 affirmative votes and 39,728 votes withheld), and Michael Moritz (with 41,393,906 affirmative votes and 39,652 votes withheld).

         The shareholders also approved an amendment to the 1995 Stock Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 2,000,000 shares (with 36,308,710 shares voting for, 5,020,403 against, and 104,445 abstaining).

         The shareholders also ratified the appointment of Price Waterhouse LLP as the independent accountants for the Company for the year ending December 31, 1998 (with 41,379,149 shares voting for, 31,372 against, and 23,037 abstaining).

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

     b.  Reports on Form 8-K:

         1) On January 5, 1998, the Company filed a report on Form 8-K in connection with the signing of a stock purchase agreement by Yahoo!, SOFTBANK Holdings Inc., GeoCities, and certain shareholders of GeoCities whereby Yahoo! acquired a minority interest in GeoCities.

         2) On January 15, 1998, the Company filed a report on Form 8-K announcing its earnings and results of operations for the fourth quarter and the fiscal year ended December 31, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                YAHOO! INC.



Dated: May 15, 1998             By:  /s/  Gary Valenzuela
                                     --------------------
                                     Senior Vice President, Finance
                                     and Administration, and Chief
                                     Financial Officer
                                     (Principal Financial Officer)


Dated: May 15, 1998             By:  /s/  James J. Nelson
                                     --------------------
                                     Vice President, Finance
                                     (Principal Accounting Officer)

                                  YAHOO! INC.

                               INDEX TO EXHIBITS


                                                            Exhibit
Title                                                          No.
-----                                                       -------

Financial Data Schedule.....................................   27