Form 10-Q
period 1998-06-30
YAHOO INC
filed 1998-07-17
CIK 1011006

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                           Commission File Number 0-28018

                                    YAHOO! INC.
               (Exact name of registrant as specified in its charter)

                California                           77-0398689
      -------------------------------    ------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

                              3420 Central Expressway
                            Santa Clara, California 95051
                      ----------------------------------------
                      (Address of principal executive offices)

        Registrant's telephone number, including area code:  (408) 731-3300
                                                             --------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; does not give effect to the two-for-one stock split approved by the Company's Board of Directors on July 7, 1998.

                  Class                  Outstanding at June 30, 1998
     --------------------------------    ----------------------------
     Common Stock, $0.00067 par value             46,841,560

                                    YAHOO! INC.

                                 TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                       PAGE NO.

Item 1.   Unaudited Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
               at June 30, 1998 and December 31, 1997                      3

          Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 1998 and 1997   4

          Condensed Consolidated Statements of Cash Flows
               for the six months ended June 30, 1998 and 1997             5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               37

Item 2.   Changes in Securities                                           37

Item 3.   Defaults Upon Senior Securities                                 38

Item 4.   Submission of Matters to a Vote of Security Holders             38

Item 5.   Other Information                                               38

Item 6.   Exhibits and Reports on Form 8-K                                38

Signatures                                                                39

PART I -      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                    YAHOO! INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,      December 31,
                                                            1998            1997
                                                        -------------   -------------
                                                         (unaudited)      (audited)
ASSETS
Current assets:
     Cash and cash equivalents                          $  89,278,000   $  62,538,000
     Short-term investments in marketable securities       53,852,000      27,772,000
     Accounts receivable, net                              16,795,000      10,986,000
     Prepaid expenses                                       4,211,000       5,893,000
                                                        -------------   -------------
          Total current assets                            164,136,000     107,189,000

Long-term investments in marketable securities              4,106,000      16,702,000
Property and equipment, net                                 8,987,000       7,035,000
Investment in Yahoo! Japan                                  2,864,000       2,828,000
Other assets                                               11,525,000       8,130,000
                                                        -------------   -------------
                                                        $ 191,618,000   $ 141,884,000
                                                        -------------   -------------
                                                        -------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                   $   4,483,000   $   4,711,000
     Accrued expenses and other current liabilities        19,490,000      12,481,000
     Deferred revenue                                      18,533,000       4,852,000
     Due to related parties                                 1,517,000       1,412,000
                                                        -------------   -------------
          Total current liabilities                        44,023,000      23,456,000
                                                        -------------   -------------

Minority interests in consolidated subsidiaries               961,000         716,000

Shareholders' equity:
     Common Stock                                              21,000          20,000
     Additional paid-in capital                           206,636,000     146,106,000
     Accumulated deficit                                  (59,677,000)    (27,971,000)
     Cumulative translation adjustment                       (346,000)       (443,000)
                                                        -------------   -------------
          Total shareholders' equity                      146,634,000     117,712,000
                                                        -------------   -------------
                                                       $  191,618,000  $  141,884,000
                                                        -------------   -------------
                                                        -------------   -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    YAHOO! INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                              Three Months Ended             Six Months Ended
                                                          ---------------------------   ---------------------------
                                                            June 30,       June 30,       June 30,       June 30,
                                                              1998           1997           1998           1997
                                                          ------------   ------------   ------------   ------------
Net revenues                                              $ 41,210,000   $ 14,107,000   $ 71,416,000   $ 24,172,000
Cost of revenues                                             4,720,000      2,318,000      8,637,000      3,755,000
                                                          ------------   ------------   ------------   ------------
     Gross profit                                           36,490,000     11,789,000     62,779,000     20,417,000
                                                          ------------   ------------   ------------   ------------
Operating expenses:
     Sales and marketing                                    20,044,000      9,448,000     36,140,000     16,863,000
     Product development                                     5,010,000      2,444,000      9,544,000      4,693,000
     General and administrative                              2,227,000      1,613,000      4,219,000      2,910,000
     Other - nonrecurring costs                             44,100,000     21,245,000     44,100,000     21,245,000
                                                          ------------   ------------   ------------   ------------
       Total operating expenses                             71,381,000     34,750,000     94,003,000     45,711,000
                                                          ------------   ------------   ------------   ------------
Loss from operations                                       (34,891,000)   (22,961,000)   (31,224,000)   (25,294,000)
Investment income, net                                       1,848,000      1,227,000      3,294,000      2,618,000
Minority interests in operations
     of consolidated subsidiaries                              112,000        182,000        355,000        384,000
                                                          ------------   ------------   ------------   ------------
Loss before income taxes                                   (32,931,000)   (21,552,000)   (27,575,000)   (22,292,000)

Provision for income taxes                                   3,060,000              -      4,131,000              -
                                                          ------------   ------------   ------------   ------------
Net loss                                                  $(35,991,000)  $(21,552,000)  $(31,706,000)  $(22,292,000)
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------
Net loss per share - basic and diluted                    $      (0.81)  $      (0.50)  $      (0.72)  $      (0.52)
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Weighted average common shares and equivalents
     used in per share calculation - basic and diluted      44,504,000     43,146,000     43,778,000     42,689,000
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Pro forma net loss per share - basic and diluted
     reflecting 2-for-1 stock split (Note 7)              $      (0.40)  $      (0.25)  $      (0.36)  $      (0.26)
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Pro forma weighted average common shares - basic
     and diluted reflecting 2-for-1 stock split (Note 7)    89,008,000     86,292,000     87,556,000     85,378,000
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    YAHOO! INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                        Six Months Ended
                                                                                  ---------------------------
                                                                                     June 30,       June 30,
                                                                                       1998           1997
                                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $(31,706,000)  $(22,292,000)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:

           Depreciation and amortization                                             2,240,000        862,000
           Compensation expense on stock option grants                                 314,000        173,000
           Minority interests in operations of consolidated subsidiaries              (355,000)      (384,000)
           Nonrecurring costs                                                       44,100,000     21,245,000
           Changes in assets and liabilities, net of effects of acquisition:
              Accounts receivable, net                                              (5,757,000)    (2,140,000)
              Prepaid expenses and other assets                                      2,340,000     (5,826,000)
              Accounts payable                                                        (440,000)      (140,000)
              Accrued expenses and other current liabilities                         5,133,000      2,109,000
              Deferred revenue                                                      13,675,000        519,000
              Due to related parties                                                   105,000        (33,000)
                                                                                  ------------  -------------
Net cash provided by (used in) operating activities                                 29,649,000     (5,907,000)
                                                                                  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of property and equipment                                          (3,556,000)    (2,289,000)
     Cash acquired in acquisition of Viaweb Inc. (Note 4)                               26,000              -
     Purchases of investments in marketable securities                             (60,726,000)   (17,425,000)
     Sales and maturities of investments in marketable securities                   47,242,000     50,594,000
                                                                                  ------------  -------------
Net cash provided by (used in) investing activities                                (17,014,000)    30,880,000
                                                                                  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of Common Stock, net                                    13,408,000      2,113,000
     Proceeds from minority investors                                                  600,000        600,000
     Proceeds from lease obligations                                                         -      1,151,000
                                                                                  ------------  -------------
Net cash provided by financing activities                                           14,008,000      3,864,000
                                                                                  ------------  -------------
Effect of exchange rate changes on cash and cash equivalents                            97,000        (24,000)
                                                                                  ------------  -------------
Net change in cash and cash equivalents                                             26,740,000     28,813,000
Cash and cash equivalents at beginning of period                                    62,538,000     33,547,000
                                                                                  ------------  -------------
Cash and cash equivalents at end of period                                        $ 89,278,000   $ 62,360,000
                                                                                  ------------  -------------
                                                                                  ------------  -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    YAHOO! INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     Yahoo! Inc., including its subsidiaries ("Yahoo!" or the "Company"), is a global Internet media company that offers a network of branded World Wide Web (the "Web") programming serving millions of users daily. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. The Company conducts its business within one industry segment.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior period balances have been reclassified to conform to current period presentation. The condensed consolidated financial statements for the periods ended June 30, 1997 have been restated to reflect the October 1997 acquisition of Four11 Corporation which was accounted for as a pooling of interests. Unless otherwise indicated, all share numbers in this Report do not reflect the two-for-one stock split to be effected on August 3, 1998.


NOTE 2 - COMMITMENTS

     During March 1997, the Company entered into the Co-Marketing and Trademark License agreements with Netscape Communications Corporation ("Netscape") under which the Company co-developed and operated an Internet information navigation service called "Netscape Guide by Yahoo!" (the "Guide"). The Co-Marketing agreement provided that revenue from advertising on the Guide, which was managed by the Company, was to be shared between the Company and Netscape. Under the terms of the Trademark License agreement, the Company made a one-time, non-refundable trademark license fee payment of $5,000,000 in March 1997 which was being amortized over the initial two-year term. On May 21, 1998, the Company and Netscape terminated these agreements effective July 1, 1998. Pursuant to the termination of these agreements, Netscape agreed to forego revenue sharing on the Guide for the three months prior to the termination date. The Company entered into a new agreement with Netscape to include the Yahoo! brand in the Netscape Distinguished Provider Program (a promotional program on the Netscape website), which began on June 1, 1998, for which the Company was provided a $1,584,000 credit as part of the termination agreement. Unamortized trademark license costs in excess of the advertising credit were charged to operations in the quarter ended June 30, 1998.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. For the three and six month periods ended June 30, 1998 and 1997, the difference between net loss, as reported, and comprehensive income relates solely to the change in the cumulative translation adjustment for the respective periods which was not material to these financial statements.


NOTE 4 - ACQUISITION OF VIAWEB INC.

     On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb Inc. ("Viaweb"), a provider of software and services for hosting online stores, through the issuance of 393,591 pre-split shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 61,126 pre-split shares of Yahoo! Common Stock. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Viaweb have been included with those of the Company for periods subsequent to the date of acquisition. Pro forma net revenues, net loss, and net loss per share for the three and six months ended June 30, 1998 and 1997, giving effect to Viaweb's historical results of operations, were not materially different from the Company's results, as reported.

     The total purchase price of the acquisition was $48,559,000 including acquisition expenses of $1,750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

          In-process research and development              $44,100,000
          Technology and other intangible assets             4,232,000
          Tangible assets acquired                             571,000
          Liabilities assumed                                 (344,000)
                                                           -----------
                                                           $48,559,000
                                                           -----------
                                                           -----------

     Based on a third-party appraisal, management determined that $44,100,000 of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was expensed during the quarter ended June 30, 1998 as a nonrecurring charge upon consummation of the acquisition. Beginning in June 1998, the Company is amortizing the purchased technology and other intangible assets over an estimated useful life of three years. Amortization expense of purchased technology and other intangible assets was $117,000 during the quarter ended June 30, 1998.


NOTE 5 - YAHOO! MARKETPLACE

     On August 26, 1996, the Company entered into agreements with Visa International Service Association ("VISA") and another party (together, the "Visa Group") to establish a limited liability company, Yahoo! Marketplace L.L.C., to develop and operate a navigational service focused on information and resources for the purchase of consumer products and services over the Internet. During July 1997, prior to the completion of significant business activities and public launch of the property, the Company and VISA entered into an agreement under which the Visa Group released the Company from certain obligations and claims. In connection with this agreement, the Company issued 699,481 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997.


NOTE 6 - LEGAL PROCEEDINGS

     As previously reported, in July and October 1997, GTE New Media Services Incorporated ("GTE New Media") filed lawsuits in state court in Dallas, Texas and in federal court in the District of Columbia, against Netscape and the Company, which lawsuits relate to certain Yellow Pages services offered in the Netscape Guide By Yahoo!. In June 1998, the Company entered into agreements with GTE New Media that provide for the dismissal of, and mutual release with respect to, both lawsuits without any payment or consideration by the Company, and, with respect to the Texas case, subject only to certain conditions that the Company anticipates will be fulfilled by October 1998. Satisfaction of these conditions is not expected to have a material effect on the Company's financial position or results of operations.


NOTE 7 - SUBSEQUENT EVENTS

STOCK SPLIT

     During July 1998, the Company's Board of Directors approved a two-for-one Common Stock split. Shareholders of record on July 17, 1998 (the record date) will be entitled to one additional share for every share held on that date. The Company has presented pro forma earnings per share and pro forma weighted average shares in the statement of operations for all periods presented reflecting the effect of the stock split.

PRIVATE PLACEMENT

     During July 1998, the Company entered into an agreement for a private placement of Common Stock to SOFTBANK Holdings, Inc., a 29% shareholder of the Company at June 30, 1998. On July 14, 1998, the Company received proceeds of $250,000,000 in exchange for 1,363,440 newly issued, pre-split shares of Yahoo! Common Stock, bringing SOFTBANK's total ownership to approximately 31%. In connection with the transaction, the Company also agreed to provide registration rights comparable to the registration rights provided on the shares acquired by SOFTBANK prior to the Company's April 1996 initial public offering. The shares purchased by SOFTBANK are subject to a pre-existing agreement, entered into in 1996, that prohibits SOFTBANK from purchasing additional shares of the Company's capital stock if such purchase would result in SOFTBANK owning more than 35% of the Company's capital stock (assuming the exercise of all outstanding options and warrants to purchase capital stock). These restrictions terminate on the earlier of March 12, 2001, or in the event that the Company's founders, David Filo and Jerry Yang, own beneficially less than 3,750,000 shares of the Company's Common Stock, in the aggregate (prior to giving effect to the two-for-one stock split approved by the Company's Board of Directors on July 7, 1998). Also, SOFTBANK's maximum permitted percentage ownership increases to 49.5% of the Company's capital stock (excluding options and warrants to purchase capital stock) in the event that Messrs. Filo and Yang beneficially own in the aggregate less than 6,000,000 shares of Common Stock (prior to giving effect to the two-for-one stock split approved by the Company's Board of Directors on July 7, 1998). The agreements also prohibit SOFTBANK from disposing of shares representing more than 5% of the Company's capital stock without approval of the Company's Board of Directors (other than in public market sales under Rule 144 or pursuant to a registration statement filed by the Company).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

OVERVIEW

     Yahoo! Inc. is a global Internet media company that offers a network of branded World Wide Web programming that serves millions of users daily. As the first online navigational guide to the Web, www.yahoo.com is the single largest guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. Yahoo! Inc. provides targeted Internet resources and communications services for a broad range of audiences, based on demographic, key-subject and geographic interests. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues. In April 1996, the Company completed its initial public offering. In October 1997, the Company acquired Four11 Corporation, a privately-held online communications and Internet directory company. The acquisition was accounted for as a pooling of interests. The condensed consolidated financial statements for the period ended June 30, 1997 have been restated to reflect the acquisition. In June 1998, the Company acquired Viaweb Inc., a provider of software and services for hosting online stores. The acquisition was accounted for as a purchase.

     The Company's revenues are derived principally from the sale of banner advertisements on short-term contracts. The Company's standard rates for advertising currently range from approximately $6.00 per thousand impressions for run of network to approximately $90.00 per thousand impressions for highly targeted audiences and properties. To date, the duration of the Company's advertising commitments has ranged from one week to two years. During 1997, the Company also began selling a combination of sponsorship and banner advertising contracts. In general, these sponsorship advertising contracts have longer terms (ranging from three months to two years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant

Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. The Company also earns additional revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links into Yahoo! online media properties. These development fees are recognized as revenue once the related activities have been performed and the customer's web links are available on Yahoo! online media properties. A number of the Company's agreements provide that Yahoo! receive revenues from electronic commerce transactions. Currently, these revenues are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo! and, to date, have not been significant.

RESULTS OF OPERATIONS

   NET REVENUES

     Net revenues were $41,210,000 and $71,416,000 for the second quarter and first half of 1998, respectively, which represent increases of 192% and 195% when compared with the corresponding periods in 1997. The increases are due primarily to the increasing number of advertisers purchasing space on Yahoo! online media properties and the trend towards larger purchases and for a longer duration. Approximately 1,800 customers advertised on Yahoo! online media properties during the quarter ended June 30, 1998 as compared to approximately 900 during the second quarter of 1997. No one customer accounted for 10% or more of revenues during the three or six month periods ended June 30, 1998 and 1997. International revenues have accounted for less than 10% of net revenues during the three and six month periods ended June 30, 1998 and 1997. Barter revenues also represented less than 10% of net revenues during those periods. Advertising purchases by SOFTBANK, a 29% shareholder of the Company at June 30, 1998, and its related companies accounted for approximately 1% of net revenues in the second quarter and first half of fiscal 1998 as compared to 5% and 7% in the corresponding periods in fiscal 1997. Contracted prices on these orders are comparable to those given to other major customers of the Company. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the first half of 1998, management does not believe that this level of revenue growth will be sustained in future periods.

   COST OF REVENUES

     Cost of revenues consist of the expenses associated with the production and usage of Yahoo! online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, equipment depreciation, and compensation. Cost of revenues were

$4,720,000 and $8,637,000 for the second quarter and first half of 1998, respectively, or 11% and 12% of net revenues, as compared to $2,318,000 and $3,755,000, or 16% of net revenues, in the corresponding periods in fiscal 1997. The absolute dollar increase in cost of revenues is primarily attributable to an increase in the quantity of content available on Yahoo! online media properties, and the increased usage of these properties. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of 115 million page views per day in June 1998 compared with an average of over 38 million page views per day in June 1997. Yahoo! Japan, an unconsolidated joint venture of the Company which began operations in April 1996, is included in these page views figures and accounted for an average of approximately 8 million page views per day in June 1998 and an average of over 3 million page views per day in June 1997. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future. The Company currently anticipates cost of revenues will be in the range of 10% to 13% of net revenues for the remainder of 1998.

   SALES AND MARKETING

     Sales and marketing expenses were $20,044,000 for the quarter ended June 30, 1998, or 49% of net revenues as compared to $9,448,000, or 67% of net revenues for the quarter ended June 30, 1997. For the six months ended June 30, 1998, sales and marketing expenses were $36,140,000, or 51% of net revenues as compared to $16,863,000, or 70% of net revenues for the six months ended June 30, 1997. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include Netscape Premier Provider/Distinguished Provider and Netscape Guide amortization costs), compensation and employee-related expenses, and sales commissions. The increase in absolute dollars from the year ago periods is primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in sales and marketing personnel, and expansion in the international subsidiaries with the addition of subsidiaries subsequent to June 30, 1997 in Australia, Denmark, Italy, Korea, Norway, Singapore, and Sweden. The Company also added Yahoo! guides in Spanish and Mandarin Chinese languages during the quarter ended June 30, 1998. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand building strategy and continues to build its direct sales organization. As a percentage of net revenues, the Company currently anticipates that sales and marketing expenses may trend somewhat lower over the remainder of 1998.

   PRODUCT DEVELOPMENT

     Product development expenses were $5,010,000 for the quarter ended June 30, 1998, or 12% of net revenues as compared to $2,444,000, or 17% of net revenues for the quarter ended June 30, 1997. For the six months ended June 30, 1998, product development expenses were $9,544,000, or 13% of net revenues as compared to

$4,693,000, or 19% of net revenues for the six months ended June 30, 1997. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! online media properties. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. To date, all internal product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, the Company currently anticipates that product development expenses will approximate current levels during the remainder of 1998.

   GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2,227,000 for the quarter ended June 30, 1998, or 5% of net revenues as compared to $1,613,000, or 11% of net revenues for the quarter ended June 30, 1997. For the six months ended June 30, 1998, general and administrative expenses were $4,219,000, or 6% of net revenues as compared to $2,910,000, or 12% of net revenues for the six months ended June 30, 1997. General and administrative expenses consist primarily of fees for professional services and compensation. The increase in absolute dollars is primarily attributable to increases in personnel and usage of professional services. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of increased fees for professional services and an increase in personnel. As a percentage of net revenues, the Company currently anticipates that general and administrative expenses will approximate current levels during the remainder of 1998.

   OTHER - NONRECURRING COSTS

     On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb through the issuance of 393,591 pre-split shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 61,126 pre-split shares of Yahoo! Common Stock. During the quarter ended June 30, 1998, the Company recorded a nonrecurring charge of $44,100,000 for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

     During July 1997, prior to the completion of significant business activities and public launch of the Yahoo! Marketplace, the Company and VISA entered into an agreement under which the Visa Group released the Company from certain obligations and claims. In connection with this agreement, the Company issued 699,481 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997.

   INVESTMENT INCOME, NET

     Investment income, net of investment expense, was $1,848,000 for the quarter ended June 30, 1998. For the quarter ended June 30, 1997, investment income was $1,227,000. Investment income for the six months ended June 30, 1998 was $3,294,000 as compared to $2,618,000 for the six months ended June 30, 1997. The increase in investment income from the year ago periods was primarily attributable to a higher average investment balance. Investment income for the remainder of 1998 is expected to increase significantly due to proceeds from a private placement of $250,000,000 received by the Company on July 14, 1998.

   MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED SUBSIDIARIES

     Minority interests in losses from operations of consolidated subsidiaries were $112,000 for the quarter ended June 30, 1998 as compared to $182,000 for the same period in 1997. Minority interests for the six months ended June 30, 1998 were $355,000 as compared to $384,000 for the six months ended June 30, 1997. The 1998 minority interest is attributable to operations in the European and Korean joint ventures. Minority interest from the year ago periods is attributable to losses in the European and other joint ventures. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. When, and if, the consolidated subsidiaries become profitable, the minority interests elimination on the statement of operations will reduce the Company's net income by the minority partner's share of the subsidiaries' net income.

   INCOME TAXES

     Based on the current estimate of operating results and certain other factors, the Company expects its effective tax rate, before the effect of the non-deductible charge of $44,100,000 for acquired in-process research and development, will approximate 25% for fiscal year 1998. Before the effect of this charge, the tax rate was approximately 27% for the quarter ended June 30, 1998 and 25% for the six months ended June 30, 1998. These rates are lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards, the utilization of research and development credits, and the change in the valuation allowance on temporary differences. The Company believes sufficient uncertainty exists regarding the realizability of its remaining deferred tax assets such that a full valuation allowance continues to be required. The portion of the deferred tax assets attributable to the exercise of employee stock options is reflected in the U.S. net operating loss carryforward, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets related to employee stock option exercises are currently expected to increase through fiscal year 1998.

   NET LOSS

     The Company recorded a net loss of $35,991,000 or $0.81 per share for the quarter ended June 30, 1998. Excluding the effect of the nonrecurring charge of

$44,100,000 incurred in connection with the acquisition of Viaweb, the Company earned $8,109,000 or $0.15 per share diluted. The Company recorded a net loss of $21,552,000 or $0.50 per share for the quarter ended June 30, 1997. Excluding the effect of the nonrecurring charge of $21,245,000 incurred in connection with the Visa agreement, the Company recorded a net loss of $307,000 or $0.01 per share.

     For the six month period ended June 30, 1998, the Company recorded a net loss of $31,706,000 or $0.72 per share. Excluding the effect of the nonrecurring charge of $44,100,000, the Company earned $12,394,000 or $0.23 per share diluted. For the six month period ended June 30, 1997, the Company recorded a net loss of $22,292,000 or $0.52 per share. Excluding the effect of the nonrecurring charge of $21,245,000, the Company recorded a net loss of $1,047,000 or $0.02 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Yahoo! invests predominantly in instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At June 30, 1998, the Company had cash and cash equivalents and investments in marketable securities totaling $147,236,000 compared to $107,012,000 at December 31, 1997.

     For the six months ended June 30, 1998, cash provided by operating activities of $29,649,000 was primarily due to earnings, before the nonrecurring charge of $44,100,000, and increases in deferred revenue (due to invoicing and cash receipts in excess of revenue) and accrued liabilities. For the six months ended June 30, 1997, cash used in operating activities of $5,907,000 was primarily due to increases in prepaid expenses and other assets, which resulted primarily from a $5,000,000 one-time non-refundable license payment to Netscape under the Netscape Guide by Yahoo! agreement and a $1,000,000 payment to Netscape under the Premier Provider agreement.

     Cash used in investing activities was $17,014,000 for the six months June 30, 1998. Purchases (net of sales and maturities) of investments in marketable securities during the period were $13,484,000 and capital expenditures totaled $3,556,000. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash provided by investing activities was $30,880,000 for the six months ended June 30, 1997. Sales and maturities (net of purchases) of investments in marketable securities during the period were $33,169,000 and capital expenditures totaled $2,289,000.

     For the six months ended June 30, 1998, cash provided by financing activities of $14,008,000 was due primarily to the issuance of Common Stock pursuant to the exercise of stock options. For the six months ended June 30, 1997, cash provided by financing activities of $3,864,000 was due primarily to the issuance of Common Stock pursuant to the exercise of stock options and proceeds received under lease obligations.

     The Company currently has no material commitments other than those under operating lease agreements. The Co-Marketing agreement with Netscape was terminated in May 1998 and the Premier Provider agreements have expired. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities. The sale of additional securities could result in additional dilution to the Company's shareholders. During July 1998, the Company entered into an agreement for a private placement of Common Stock to SOFTBANK Holdings, Inc. On July 14, 1998, the Company received proceeds of $250,000,000 in exchange for 1,363,440 newly issued, pre-split shares of Yahoo! Common Stock.

RISK FACTORS

   LIMITED OPERATING HISTORY; ANTICIPATED LOSSES

     The Company was incorporated in March 1995 and did not commence generating advertising revenues until August 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company can be based, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services, including the Web-based advertising market. Specifically, such risks include, without limitation, the failure to continue to develop and extend the Yahoo! brand, the failure to develop new media properties, the inability of the Company to maintain and increase the levels of traffic on Yahoo! properties, the development or acquisition of equal or superior services or products by competitors, the failure of the market to adopt the Web as an advertising medium, the failure to successfully sell Web-based advertising through the Company's recently developed internal sales force, potential reductions in market prices for Web-based advertising as a result of competition or other factors, the failure of the Company to effectively generate commerce-related revenues through sponsored services and placements in Yahoo! properties, the inability of the Company to effectively integrate the technology and operations of any other acquired businesses or technologies with its operations, such as the recent acquisition of Viaweb Inc., the failure of the Company to successfully develop and offer personalized Web-based services, such as e-mail services, to consumers without errors or interruptions in service, and the inability to continue to identify, attract, retain and motivate qualified personnel. There can be no assurance that the Company will be successful in addressing such risks.

     As of June 30, 1998, the Company had an accumulated deficit of $59,677,000. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. In particular, although the Company has experienced strong revenue growth during the first half of 1998, management does not believe that this level of revenue growth will be sustained in future periods. In addition, the Company currently expects to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the Yahoo! brand, to fund greater levels of product development, to develop and commercialize additional media properties, and to acquire complementary businesses and technologies. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis.

     On June 10, 1998, the Company completed the acquisition of Viaweb Inc., a provider of software and services for hosting online stores, in exchange for 393,591 pre-split shares of the Company's Common Stock and assumption of options to purchase an aggregate of 61,126 pre-split shares of the Company's Common Stock. The Company incurred a one-time charge of $44,100,000 in the quarter ended June 30, 1998 for acquired in-process technology and expenses associated with the transaction. The remaining purchase price of approximately $4,232,000 has been allocated to acquired technology and other intangible assets and is being amortized over an estimated useful life of three years. As a result of the expense incurred in the quarter ended June 30, 1998, the Company reported a net loss for such quarter and may report a net loss for the year ending December 31, 1998.

   FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. The Company derives the majority of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. The Company's expense levels are based in part on its expectations concerning future revenue and, to a large extent, are fixed. Quarterly revenues and operating results depend substantially upon the advertising revenues received within the quarter, which are difficult to forecast accurately. Accordingly, the cancellation or deferral of a small number of advertising or sponsorship contracts could have a material adverse effect on the Company's business, results of operations, and financial condition. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, and any significant shortfall in revenue in relation to the Company's expectations would have an immediate adverse effect on the Company's business, operating results, and financial condition. In addition, the Company plans to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the Yahoo! brand, to fund greater levels of product development, and to develop and commercialize additional media properties. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, operating results, and financial condition will be materially and adversely affected. As a result of these factors, there can be no assurance that the Company will not incur significant losses in the future.

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. These factors include the level of usage of the Internet, demand for Internet advertising, the addition or loss of advertisers, the level of user traffic on Yahoo! online media properties, the advertising budgeting cycles of individual advertisers, the mix of types of advertising sold by the Company (such as the amount of targeted advertising, which generally has higher rates), the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction of new products or services by the Company or its competitors, pricing changes for Web-based advertising, the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements, technical difficulties with respect to the use of Yahoo! or other media properties developed by the Company, incurrence of costs relating to future acquisitions, negative general economic conditions (which may be expected to adversely affect media spending), and economic conditions specific to the Internet and online media. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions, or business combinations that could have a material adverse effect on the Company's business, results of operations, and financial condition.

     Seasonality may affect the amount of customer advertising dollars placed with the Company in the first and third calendar quarters as advertisers historically spend less during these quarters. This seasonality may adversely affect the Company's operating results for the quarter ending September 30, 1998. The Company also expects to experience seasonality in the level of use of its online properties, with user traffic on Yahoo! online media properties being lower during the summer and year-end vacation and holiday periods, when usage of the Web and the Company's services to date have experienced slower growth or decline.

     A key element of the Company's strategy is to generate advertising revenues through sponsored services and placements by third parties in the Company's online media properties in addition to banner advertising. In connection with these arrangements, the Company may receive sponsorship fees as well as a portion of transaction revenues received by the third-party sponsor from users originated through the Yahoo! placement, in return for minimum levels of user impressions to be provided by the Company. To the extent implemented, these arrangements expose the Company to potentially significant financial risks, including the risk that the Company fails to deliver required minimum levels of user impressions or "click throughs" (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods), that third-party sponsors do not renew the agreements at the end of their term or that sponsors renew at lower rates, that the arrangements do not generate anticipated levels of shared transaction revenue, or that sponsors default in the payment commitments in such agreements, which could result in the Company failing to achieve anticipated revenue from the sponsorship arrangements. In addition, because the Company has limited experience with these arrangements, the Company is unable to determine what effect such arrangements will have on gross margins and results of operations. Although transaction-based fees have not to date represented a material portion of the Company's net revenues, if and to the extent such revenues become significant, the foregoing factors could result in greater variations in the

Company's quarterly operating results and could have a material adverse effect on the Company's business, results of operations, and financial condition.

     Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's Common Stock would likely be materially and adversely affected.

   COMPETITION

     The market for Internet products and services is highly competitive and competition is expected to continue to increase significantly. There are no substantial barriers to entry in these markets, and the Company expects that competition will continue to intensify. Negative competitive developments could have a material adverse effect on the Company's business and on the trading price of the Company's Common Stock.

     MULTIPLE PROVIDERS OF COMPETITIVE SERVICES. The Company competes with many other providers of online navigation, information and community services. As the Company expands the scope of its Internet services, it will compete directly with a greater number of Internet sites and other media companies across a wide range of different online services, including in vertical markets where competitors may have advantages in expertise, brand recognition and other factors. Many companies offer competitive products or services addressing Web navigation services, including, among others, America Online Inc. (NetFind), C/NET, Inc. (Snap! Online), Digital Equipment Corporation (AltaVista), Excite, Inc. (including WebCrawler), Infoseek Corporation, Inktomi, Lycos, Inc. (including Tripod), Microsoft Corporation (Internet Start), Netscape Communications Corporation (Netcenter), and Wired Ventures, Inc. (hotbot). In addition, the Company competes with metasearch services and software applications, such as C/NET's search.com service, that allow a user to search the databases of several directories and catalogs simultaneously. The Company also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. In addition, many large media companies have announced that they are contemplating Internet navigation services and are attempting to become "gateway" sites for Web users. For example, both Time-Warner Inc. and CBS have announced initiatives to develop Web services in order to have their Web sites become the starting point for users navigating the Web and C/NET recently announced that NBC has purchased an equity interest in C/NET's Snap! Online navigational service, and that C/NET and NBC will operate the service as a joint venture. In June 1998 Infoseek and the Walt Disney Company ("Disney") entered into agreements providing that Disney will purchase 43% of Infoseek's capital stock and warrants to purchase sufficient shares to control Infoseek. The parties also announced that they will be launching a new portal service that combines content for both companies. The Company also anticipates that Disney will provide significant promotional support to these online properties, including through Disney's substantial media resources, which include the ABC television network. These and other competitors have and are expected to continue to make substantial marketing expenditures to promote their online properties. To the extent the Company is required to increase its sales and marketing expenditures in response these efforts, the Company's operating results could be materially and adversely affected.

     A large number of Web sites and online services (including, among others, the Microsoft Network, AOL, Netscape (Netcenter), and other Web navigation companies such as Excite, Lycos, and Infoseek) also offer informational and community features, such as news, stock quotes, sports coverage, Yellow
Pages and email listings, weather news, chat services, bulletin board listings and online store hosting services that are competitive with the services offered by the Company. For example, Netscape, which experiences high levels of traffic on its Web sites by virtue of default settings and buttons on its popular Web browser products, recently significantly enhanced its Netcenter service as a "gateway" Web site, through commercial relationships between Netscape and certain of the Company's competitors. A number of companies, including Hotmail (which was recently acquired by Microsoft) and WhoWhere? Inc., offer Web-based email service similar to those offered by the Company, and such companies have and are expected to continue to provide such services in tandem with larger navigational sites and online services. AOL recently acquired Mirabilis, a provider of "ICQ" instant Internet messaging software and services that compete with the Company's Yahoo! Pager offering, and the ICQ user base will provide AOL with an additional platform for distribution of AOL's other navigation, information and communications services that compete with those of the Company. Several companies, including large companies such as Microsoft and AOL and their affiliates, also are developing or currently offer online information services for local markets, which compete with the Company's regional Yahoo! online properties. As a result of the Company's recent acquisition of Viaweb Inc., the Company also expects to face competition in the market for hosting online merchant stores. The Company also faces intense competition in international markets, including competition from several U.S.-based competitors as well as media and online companies and Internet service providers that are already well established in those foreign markets.

     CONSOLIDATION OF PRODUCTS OFFERED BY WEB BROWSERS AND OTHER INTERNET POINTS OF ENTRY. The Company also faces competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. For example, Web browsers offered by Netscape and Microsoft, which are the most widely used browsers, increasingly incorporate prominent search buttons and similar features, such as features based on "push" technologies, that direct search traffic to competing services, including those that may be developed or licensed by such parties, that could make it more difficult for Internet viewers to find and use the Company's products and services. Netscape recently announced an agreement with Excite under which Excite will be the most prominent navigational service within the Netcenter Website. In the future, Netscape and Microsoft and other browser suppliers may also more tightly integrate products and services similar to the Company's into their browsers or their browsers' pre-set home pages. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies, long-distance providers, cable companies, or Internet Service Providers ("ISPs") such as Microsoft and AOL, currently offer and could further develop, acquire or license Internet search and navigation functions that compete with those offered by the Company and could take actions that make it more difficult for consumers to find and use Yahoo! services. For example, Microsoft recently announced that it will feature and promote Internet search engine services provided by Inktomi in the Microsoft Network and other Microsoft online properties, and offers personalized Web services through its Internet Start service. The Company expects that such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as MSNBC or WebTV Networks, Inc. Insofar as Microsoft's Internet navigational offerings may be more conveniently accessed by users than those of the Company, this may provide Microsoft with significant competitive advantages that could have a material adverse effect on the Company's business.

     COMPETITION FOR ADVERTISING EXPENDITURES. The Company also competes with online services, other Web site operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. The Company believes that the number of companies selling Web-based advertising and the available inventory of advertising space have increased substantially during recent periods. Accordingly, the Company may face increased pricing pressure for the sale of advertisements and reductions in the Company's advertising revenues. In addition, the Company's sales may be adversely affected to the extent that the Company's competitors offer superior advertising services that better target users or provide better reporting of advertising results.

     PRINCIPAL COMPETITIVE FACTORS. The Company believes that the principal competitive factors in its markets are brand recognition, ease of use, comprehensiveness, independence, quality and responsiveness of search results, the availability of high-quality, targeted content and focused value added products and services, quality and brand appeal, access to end users, and, with respect to advertisers and sponsors, the number of users, duration and frequency of visits, and user demographics. Competition among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significant price competition and reductions in advertising revenues. Additionally, the Company has faced and expects to continue to face competition with respect to the acquisition of strategic businesses and technologies. There can be no assurance that the Company will be able to compete successfully or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, operating results, and financial condition.

     Many of the Company's existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft or AOL. For example, AOL is a significant shareholder of Excite, and a version of the Excite service (AOL NetFind) has been designated as the exclusive Internet search service for use by AOL's subscribers. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with the Company's competitors, such as NBC's recent investment in C/NET's Snap! Online service or Disney's investment in Infoseek, and may use their substantial media resources to promote and enhance such competitor's services.

Greater competition resulting from such relationships could have a material adverse effect on the Company's business, operating results and financial condition.

   DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET; TECHNOLOGICAL CHANGE

     The Company's future success is substantially dependent upon continued growth in the use of the Internet and the Web in order to support the sale of advertising on the Company's online media properties. Web-based advertising is relatively new, and predicting the extent of further growth, if any, in Web advertising expenditures is difficult. There can be no assurance that communication or commerce over the Internet will increase or that extensive content will continue to be provided over the Internet. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, such as a reliable network backbone, or timely development and commercialization of performance improvements, including high speed modems. In addition, to the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it by such potential growth or that the performance or reliability of the Web will not be adversely affected by this continued growth. If use of the Internet does not continue to grow, or if the Internet infrastructure does not effectively support growth that may occur, the Company's business, operating results, and financial condition would be materially and adversely affected. The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, to the extent that higher bandwidth Internet access becomes more widely available through cable modems or other technologies, the Company may be required to make significant changes to the design and content of its online properties in order to compete effectively. Failure of the Company to effectively adapt to these or any other technological developments could adversely affect the Company's business, operating results, and financial condition.

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

   RISKS ASSOCIATED WITH BRAND DEVELOPMENT

     The Company believes that establishing and maintaining the Yahoo! brand is a critical aspect of its efforts to attract and expand its user and advertiser base and that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Yahoo! brand will depend largely on the Company's success in providing high-quality products and services, which success cannot be assured. In order to attract and retain Internet users and to promote and maintain the Yahoo! brand in response to competitive pressures, the Company may find it necessary to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers. If the Company is unable to provide high-quality products and services or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, the Company's business, operating results, and financial condition will be materially and adversely affected.

   RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE WEB AS AN ADVERTISING MEDIUM

     The Company derives substantially all of its revenues from the sale of advertisements on its Web pages under short-term contracts. Most of the Company's advertising customers have limited experience with the Web as an advertising medium, have not devoted a significant portion of their advertising expenditures to Web-based advertising, and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. The Company's ability to generate significant advertising revenues will depend upon, among other things, advertisers' acceptance of the Web as an effective and sustainable advertising medium, the development of a large base of users of the Company's services possessing demographic characteristics attractive to advertisers, and the ability of the Company to continue to develop and update effective advertising delivery and measurement systems. No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising, and there can be no assurance that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, there can be no assurance that the advertisers will determine that banner advertising, which comprises the majority of the Company's revenues, is an effective advertising medium, and there can be no assurance that the Company will effectively transition to any other forms of Web-based advertising, should they develop. Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. There also can be no assurance that the Company's advertising customers will accept the internal and third-party measurements of impressions received by advertisements on Yahoo! online media properties, or that such measurements will not contain errors. The Company relies primarily on its internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including (among others) risks associated with the recruitment, retention, management, training, and motivation of sales personnel. As a result of these factors, there can be no assurance that the Company will sustain or increase current advertising sales levels. Failure to do so will have a material adverse effect on the Company's business, operating results, and financial position.

   SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES

     The Company depends substantially upon third parties for several critical elements of its business including, among others, technology and infrastructure, content development, and distribution activities.

     TECHNOLOGY AND INFRASTRUCTURE. In May 1998, the Company and Inktomi entered into an agreement under which Inktomi will provide text-based Web search results to complement the Company's directory and navigational guide. The Inktomi service was integrated on July 1, 1998. The Company will depend substantially upon ongoing maintenance and technical support from Inktomi to ensure accurate and rapid presentation of such search results to the Company's customers. Any termination of the agreement with Inktomi or Inktomi's failure to renew such agreement upon expiration could result in substantial additional costs to the Company in developing or licensing replacement technology, and could result in a loss of levels of use of the Company's navigational services. The Company also relies principally on a private third-party provider, Frontier GlobalCenter, Inc. ("GlobalCenter"), for the Company's principal Internet connections. Additionally, email and other service Internet connections are provided by GTE. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on the Company's business, operating results, and financial condition. The Company also licenses technology and related databases from third parties for certain elements of Yahoo! properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping, telephone listings, and similar services. The Company has experienced and expects to continue to experience interruptions and delays in service and availability for such elements, such as recent interruptions in the Company's stock quote services. Any errors, failures, or delays experienced in connection with these third-party technologies and information services could negatively impact the Company's relationship with users and adversely affect the Company's brand and its business, and could expose the Company to liabilities to third parties.

     CONTENT DEVELOPMENT. A key element of the Company's strategy involves the implementation of Yahoo!-branded media properties targeted for interest areas, demographic groups, and geographic areas. In these efforts, the Company has relied and will continue to rely substantially on content development and localization efforts of third parties. For example, the Company has entered into an agreement with Ziff-Davis pursuant to which Ziff-Davis publishes an online publication and a print magazine under the Yahoo! brand. The Company also expects to rely substantially on third-party affiliates, including SOFTBANK in Japan and Korea, and Rogers Communications ("Rogers") in Canada, to localize, maintain, and promote these services and to sell advertising in local markets. There can be no assurance that the Company's current or future third-party affiliates will effectively implement these properties, or that their efforts will result in significant revenue to the Company. Any failure of these parties to develop and maintain high-quality and successful media properties also could result in unfavorable dilution to the Yahoo! brand. Certain of these arrangements also require the Company to integrate third parties' content with the Company's services, which can require the dedication of resources and significant programming and design efforts to accomplish. In addition, the Company has granted exclusivity provisions to certain third parties, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing the Company, for the duration of such exclusivity arrangements, from accepting advertising or sponsorship arrangements within a particular subject matter with respect to portions of the Company's network of media properties, which could have an adverse effect on the Company.

     DISTRIBUTION RELATIONSHIPS. In order to create traffic for the Company's online properties and make them more attractive to advertisers and consumers, the Company has entered into certain distribution agreements and informal relationships with leading Web browser providers (Microsoft and Netscape), operators of online networks and leading Web sites, and computer manufacturers, such as Compaq Computer and Gateway 2000. The Company believes these arrangements are important to the promotion of the Company's online media properties, particularly among new Web users who may first access the Web through these browsers, services, Web sites, or computers. The Company's business relationships with these companies consist of arrangements for the positioning of access to Yahoo! properties on Web browsers and cooperative marketing programs and licenses to include Yahoo! in online networks or services offered by these parties, which are intended to increase the use and visibility of Yahoo!. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. Third parties that provide distribution channels for the Company may also assess fees or otherwise impose additional conditions on the listing of Yahoo! or other online properties of the Company. Any such event could have a material adverse effect on the Company's business, results of operations, and financial condition.

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

   VOLATILITY OF STOCK PRICE

     The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations. During the six months ended June 30, 1998, the highest and lowest reported closing sale prices of the Company's Common Stock on the NASDAQ Stock Market were $157.50 and $58.06, respectively. Trading prices of the Common Stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

   ENHANCEMENT OF YAHOO! PROPERTIES AND DEVELOPMENT OF NEW PROPERTIES

     To remain competitive, the Company must continue to enhance and improve the functionality, features, and content of the Yahoo! main site, as well as the Company's other branded media properties. There can be no assurance that the Company will be able to successfully maintain competitive user response times or implement new features and functions, such as new search capabilities, greater levels of user personalization, simplified searching from the Web browser, real-time chat and Internet paging, localized content filter and information delivery through "push" or other methods, which will involve the development of increasingly complex technologies. The Company also expects that personalized information services, such as the Company's recently launched Web-based email service, will require significantly greater expenses associated with, among other things, increased server capacity and equipment and requirements for additional customer support personnel and systems. To the extent such additional expenses are not offset by additional revenues from such personalized services, the Company's financial results will be adversely affected.

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

   INVESTMENTS IN AFFILIATES

     The Company has made equity investments in affiliated companies that are involved in the commercialization of Yahoo!-branded online properties, such as versions of Yahoo! localized for foreign markets. The Company currently intends to continue to make significant additional investments in such companies from time to time in the future, as well as other companies involved in the development of technologies or services that are complementary or related to the Company's business, such as the December 1997 investments in GeoCities and broadcast.com (formerly AudioNet). These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. As a result, the Company has recorded and expects to continue to record a share of the losses in such affiliates attributable to the Company's ownership, which losses have had and will continue to have an adverse effect on the Company's results of operations. Furthermore, there can be no assurance that any investments in such companies will result in any return, nor can there be any assurance as to the timing of any such return, or that the Company will not lose its entire investment. Any such investment losses could have a material adverse effect on the Company's operating results.

   MANAGEMENT OF POTENTIAL GROWTH AND INTEGRATION OF ACQUISITIONS

     The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational, and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems and to expand, train, and manage its employee base. The process of managing advertising within large, high traffic Web sites such as those in the Yahoo! network is an increasingly important and complex task. The Company relies on both internal and licensed third-party advertising inventory management and analysis systems. To the extent that any extended failure of the Company's advertising management system results in incorrect advertising insertions, the Company may be exposed to "make good" obligations with its advertising customers, which, by displacing advertising inventory, could defer advertising revenues and thereby have a material adverse effect on the Company's business, operating results, and financial condition. Failure of the Company's advertising management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely reports on advertising results also could negatively affect the Company's relationships with advertisers and thereby have an adverse effect on the Company's business. There can be no assurance that the Company's systems, procedures, or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the Company's market opportunity. Any inability to effectively manage growth, if any, could have a material adverse effect on the Company's business, operating results, and financial condition.

     As part of its business strategy, the Company has completed and expects to enter into additional business combinations and acquisitions, such as the October 1997 acquisition of Four11 and the June 1998 acquisition of Viaweb. Acquisition transactions are accompanied by a number of risks, including, among other things, the difficulty of assimilating the operations and personnel of the acquired companies, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company through the successful incorporation of acquired technology or content and rights into the Company's products and media properties, expenses associated with the transactions, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls, procedures and policies, the impairment of relationships with employees and customers as a result of any integration of new management personnel, and the potential unknown liabilities associated with acquired businesses. There can be no assurance that the Company would be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

   RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES

     The Company is dependent on its ability to effectively serve a high volume of use of its online media properties. Accordingly, the performance of the Company's online media properties is critical to the Company's reputation, its ability to attract advertisers to the Company's Web sites, and to achieve market acceptance of these products and media properties. Any system failure that causes an interruption or an increase in response time of the Company's products and media properties could result in less traffic to the Company's Web sites and, if sustained or repeated, could reduce the attractiveness of the Company's products and media properties to advertisers and licensees. An increase in the volume of queries conducted through the Company's products and media properties could strain the capacity of the software or hardware deployed by the Company, which could lead to slower response time or system failures, and adversely affect the number of impressions received by advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages and users increase, there can be no assurance that the Company's products and media properties and infrastructure will be able to scale accordingly. The Company also faces technical challenges associated with higher levels of personalization and localization of content delivered to users of its services, which adds strain to the Company's development and operational resources. For example, personalized information services, such as Web-based email services, involve increasingly complex technical and operational challenges, and there can be no assurance that the Company will successfully implement and scale such services to the extent required by any growth in the number of users of such services, or that the failure to do so will not materially and adversely affect the goodwill of users of these services, or negatively affect the Company's brand and reputation. The Company is also dependent upon Web browsers and Internet and online service providers for access to its products and media properties. In particular, a private third-party provider, GlobalCenter, provides the Company's principal Internet connections. In the past, users have occasionally experienced difficulties due to system failures, including failures unrelated to the Company's systems. Additionally, Internet connections for the Company's Web-based email services are provided by GTE. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle higher volumes of user traffic could have a material adverse effect on the Company's business, operating results, and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment used to deliver the Company's products and services.

     The Company's operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. In addition, substantially all of the Company's network infrastructure is located in Northern California, an area susceptible to earthquakes, which also could cause system outages or failures. The Company does not presently have multiple site capacity in the event of any such occurrence. Despite the implementation of network security measures by the Company, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with the Company's computer systems. The Company does not carry sufficient business interruption insurance to compensate the Company for losses that may occur as a result of any of these events. Such events could have a material adverse effect on the Company's business, operating results, and financial condition.

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

     Many parties are actively developing search, indexing, and related Web technologies at the present time. The Company believes that such parties have taken and will continue to take steps to protect these technologies, including seeking patent protection. As a result, the Company believes that disputes regarding the ownership of such technologies are likely to arise in the future. For example, the Company is aware that a number of patents have been issued in the areas of electronic commerce and Web-based information indexing and retrieval (including patents recently issued to one of the Company's direct competitors), and the Company anticipates that additional third-party patents will be issued in the future. There can be no assurance that the technology recently acquired through the Viaweb acquisition, or any other technology relating to the Company's business that has been or may be developed by the Company or licensed from third parties, will not be determined to infringe one or more third-party patents. In the event of such infringement, there can be no assurance that the Company will be able to license such patents on reasonable terms, if any, or that such infringement will not result in substantial monetary liability to the Company, including substantial expenses that may be incurred in defending against third-party patent claims regardless of the merit of such claims.

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

   GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. For example, although the Communications Decency Act was held to be unconstitutional, there can be no assurance that similar legislation will not be enacted in the future, and it is possible that such legislation could expose the Company to substantial liability. Such legislation could also dampen the growth in use of the Web generally, decrease the acceptance of the Web as a communications and commercial medium and require the Company to incur expense in complying with any new regulations, and could, thereby, have a material adverse effect on the Company's business, results of operations, and financial condition. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web, and the European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on the Company's international operations. In addition, several telecommunications carriers are seeking to have telecommunications over the Web regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. For example, America's Carriers Telecommunications Association ("ACTA") has filed a petition with the FCC for this purpose. In addition, because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific
Bell, have petitioned the FCC to regulate ISPs and OSPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise granted, the costs of communicating on the Web could increase substantially, potentially slowing the growth in use of the Web, which could in turn decrease the demand for the Company's products and media properties.
A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. Also, legislation is pending in Congress that would impose liability on online service providers such as the Company for listing or linking to third-party
Web sites or hosting third-party Web sites that include materials that infringe copyrights or other rights of others. In addition, a number of other countries have announced or are considering additional regulation in many of the foregoing areas. Such laws and regulations if enacted in the United
States or abroad could fundamentally impair the Company's ability to provide Internet navigation services, or substantially increase the cost of doing so, which would have a material adverse effect on the Company's business, operating results, and financial condition. Moreover, the applicability to the Internet of the existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain, and the Company may be subject to claims that its services violate such laws. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could have a material adverse effect on the Company's business, operating results, and financial condition.

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

   LIABILITY FOR INFORMATION SERVICES

     Because materials may be downloaded by the online or Internet services operated or facilitated by the Company and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of such materials. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, the Company could be exposed to liability with respect to the selection of listings that may be accessible through the Company's Yahoo!-branded products and media properties, or through content and materials that may be posted by users in classifieds, message board and chat room services offered by the Company. Such claims might include, among others, that by providing hypertext links to Web sites operated by third parties, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites, or that the Company is responsible for legal injury caused by statements made for or actions taken by participants in the Company's message board services. It is also possible that if any information provided through the Company's services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against the Company for losses incurred in reliance on such information. The Company offers Web-based email services, which expose the Company to potential risks, such as liabilities or claims resulting from unsolicited email (spamming), lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service. Even to the extent such claims do not result in liability to the Company, the Company expects to incur significant costs in investigating and defending such claims.

     The Company also from time to time enters into arrangements to offer third-party products and services under the Yahoo! brand or via distribution on Yahoo! properties. For example, the Company recently announced an agreement with GeoCities under which GeoCities will offer free home page services and certain related products to Yahoo! users. The Company also recently announced an arrangement with broadcast.com, an Internet-based broadcast network, whereby links to broadcast.com's site and content will be distributed via Yahoo! properties. These business arrangements involve additional legal risks, such as potential liabilities for content posted by free home page users or made available by other third-party providers. The Company may be subject to claims concerning such services or content by virtue of the Company's involvement in marketing, branding or providing access to such services, even if the Company does not itself host, operate, or provide such services. While the Company's agreements with these parties often provide that the Company will be indemnified against such liabilities, there can be no assurance that such indemnification, if available, will be adequate.

   POTENTIAL COMMERCE-RELATED LIABILITIES AND EXPENSES

     As part of its business, the Company enters into agreements with sponsors, content providers, service providers, and merchants under which the Company is entitled to receive a share of revenue from the purchase of goods and services by users of the Company's online properties. Such arrangements may expose the Company to additional legal risks and uncertainties, including (without limitation) potential liabilities to consumers of such products and services. Although the Company carries general liability insurance, the Company's insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed.

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

     In June 1998, the Company completed the acquisition of Viaweb, a provider of software and reporting tools for the operation of online commerce Web sites. The Company intends to use the Viaweb technology to host and promote online stores on behalf of third-party merchants, the operation and maintenance of which will be largely under the independent control of such merchants. These activities expose the Company to a number of additional risks and uncertainties, including (without limitation) potential liabilities for illegal activities that may be conducted by participating merchants; products liability or other tort claims relating to goods or services sold through hosted commerce sites; consumer fraud and false or deceptive advertising or sales practices; breach of contract claims relating to merchant transactions; claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights; claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from e-commerce transactions; and claims that may be brought by merchants as a result of their exclusion from the Company's commerce services or losses resulting from any downtime or other performance failures in the Company's hosting services. Although the Company maintains liability insurance, there can be no assurance that insurance will cover these claims or that such coverage, if available, will be adequate. Even to the extent such claims do not result in material liability to the Company, the Company expects to incur significant costs in investigating and defending such claims.

   YEAR 2000 IMPLICATIONS

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its systems are Year 2000 compliant in all material respects, there can be no assurances that the Company's current systems and products do not contain undetected errors or defects with Year 2000 date functions that may result in material costs to the Company. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences (such as significant downtime for one or more Yahoo! media properties) and/or material costs caused by undetected errors or defects in the technology used in its internal systems. In addition, the Company utilizes third-party equipment, software and content that may not be Year 2000 compliant. Failure of such third-party equipment, software or content to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, results of operations and financial condition.
Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could have a material adverse effect on the Company's business, results of operations and financial condition.

   RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

     A key part of the Company's strategy is to develop Yahoo!-branded online properties in international markets. The Company has developed and operates, through joint ventures with SOFTBANK and related entities, versions of Yahoo! localized for Japan, Germany, France, the United Kingdom, and Korea. The Company offers a version of Yahoo! localized for Canada under an agreement with Rogers Communications, and the Company operates localized or mirror versions of Yahoo! through wholly-owned subsidiaries in Australia, Denmark, Italy, Norway, Sweden, and Singapore. The Company also offers Yahoo! guides in Spanish and Mandarin Chinese languages.

     To date, the Company has only limited experience in developing localized versions of its products and marketing and operating its products and services internationally, and the Company relies substantially on the efforts and abilities of its foreign business partners in such activities. The Company also believes that in light of substantial anticipated competition, it will be necessary to move quickly into international markets in order to effectively obtain market share, and there can be no assurance that the Company will be able to do so. The Company has experienced and expects to continue to experience higher costs as a percentage of revenues in connection with international online properties than domestic online properties. There can be no assurance that the international markets addressed by the Company will develop at a rate that supports the Company's level of investment. If revenues from these markets are not adequate to offset investments in such activities, the Company's business, operating results, and financial condition could be materially adversely affected. The Company may experience difficulty in managing international operations as a result of distance as well as language and cultural differences, and there can be no assurance that the Company or its partners will be able to successfully market and operate its products and services in foreign markets. In addition, in a number of international markets the Company faces substantial competition from ISPs, some of which have a dominant market share in their territories, that offer or may offer their own navigational service.

     In addition to the uncertainty as to the Company's ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, export restrictions, export controls relating to encryption technology, seasonal reductions in business activity in certain other parts of the world, and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results, and financial condition.

   CONCENTRATION OF STOCK OWNERSHIP

     As of July 15, 1998, the present directors, executive officers, and their respective affiliates beneficially owned approximately 59% of the outstanding Common Stock of the Company. As of July 15, 1998, SOFTBANK owned approximately 31% of the outstanding Common Stock. As a result of their ownership, the directors, executive officers, greater than 5% shareholders and their respective affiliates (including SOFTBANK) collectively are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

   ANTITAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

     The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of Preferred Stock. Further, certain provisions of the Company's charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. In addition, the Company's charter documents do not permit cumulative voting and provide that, at such time as the Company has at least six directors, the Company's Board of Directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third-party to gain control of the Company's Board of Directors.

     SHARES ELIGIBLE FOR FUTURE SALE

     As of June 30, 1998, the Company had outstanding 46,841,560 pre-split shares of Common Stock, and options to purchase a total of 11,570,692 pre-split shares of the Company's Common Stock under the Company's stock option plans, including shares issued and options assumed in the recent acquisition of Viaweb. Of these shares, an estimated number of 3,186,132 pre-split shares recently issued in connection with acquisitions and investments have been or will be available for resale pursuant to registration statements filed by the Company with the SEC. Sales of substantial amounts of such shares in the public market or the prospect of such sales could adversely affect the market price of the Company's Common Stock.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     As previously reported, in July and October 1997, GTE New Media Services Incorporated ("GTE New Media") filed lawsuits in state court in Dallas, Texas and in federal court in the District of Columbia, against Netscape and the Company, which lawsuits relate to certain Yellow Pages services offered in the Netscape Guide By Yahoo!. In June 1998, the Company entered into agreements with GTE New Media that provide for the dismissal of, and mutual release with respect to, both lawsuits without any payment or consideration by the Company, and, with respect to the Texas case, subject only to certain conditions that the Company anticipates will be fulfilled by October 1998.

     From time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, and other communications and community features, such as claims alleging defamation and invasion of privacy. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


ITEM 2.   CHANGES IN SECURITIES

     Yahoo! Inc. made the following unregistered sales of the Company's Common Stock in the quarter ended June 30, 1998:

                                                                    PERSONS OR CLASS
                                     NAME OF                          OF PERSONS TO       EXEMPTION
                                  UNDERWRITER OR                        WHOM THE            FROM
TRANSACTION        AMOUNT OF        PLACEMENT       CONSIDERATION    SECURITIES WERE     REGISTRATION
   DATE         SECURITIES SOLD       AGENT           RECEIVED            SOLD             CLAIMED
-----------   ------------------- --------------    -------------   ----------------    ---------------
6/10/98        393,591 Shares (1)     None              (1)         Stockholders of     Section 4(2) of
                                                                      Viaweb Inc.       the Securities
                                                                                        Act of 1933, as
                                                                                        amended

(1) Pursuant to an Agreement and Plan of Merger dated June 4, 1998, by and among Yahoo!, XY Acquisition Corporation, a wholly-owned subsidiary of Yahoo!, and Viaweb Inc. ("Viaweb"), on June 10, 1998 (the effective date of the acquisition), all outstanding shares of Viaweb capital stock were converted into 393,591 pre-split shares of Yahoo! Common Stock. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 12, 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

       b. Reports on Form 8-K:

          1) On June 8, 1998, the Company filed a report on Form 8-K, pursuant to Item 5 of such Form, announcing that it had entered into an Agreement and Plan of Merger to acquire Viaweb Inc.

          2) On June 12, 1998, the Company filed a report on Form 8-K (as amended by Form 8-K/A filed on June 18, 1998), pursuant to Items 2 and 7 of such Form, regarding its acquisition of Viaweb Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   YAHOO! INC.



Dated: July 17, 1998               By: /s/  Gary Valenzuela
                                       -------------------------
                                        Gary Valenzuela
                                        Senior Vice President, Finance
                                        and Administration, and Chief
                                        Financial Officer
                                        (Principal Financial Officer)


Dated: July 17, 1998               By:  /s/  James J. Nelson
                                       -------------------------
                                         James J. Nelson
                                         Vice President, Finance
                                         (Principal Accounting Officer)

                                    YAHOO! INC.

                                 INDEX TO EXHIBITS


                                                                      Exhibit
Title                                                                   No.
-----                                                                 -------
Stock Purchase Agreement dated as of July 7, 1998, between Yahoo!
and SOFTBANK Holdings Inc. . . . . . . . . . . . . . . . . . . . . . . 10.1

Amendment to Second Amended and Restated Investor Rights Agreement
dated July 7, 1998 among Yahoo!, SOFTBANK Holdings Inc., Sequoia
Capital VI and Sequioia Technology Partners VI . . . . . . . . . . . . 10.2

Content License Agreement dated January 8, 1998 between Yahoo! and
ZDNet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10.3

Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . 27