Form 10-Q
period 1998-09-30
YAHOO INC
filed 1998-11-13
CIK 1011006

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                           Commission File Number 0-28018

                                    YAHOO! INC.
               (Exact name of registrant as specified in its charter)

                CALIFORNIA                               77-0398689
      ---------------------------------    -------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                        OUTSTANDING AT OCTOBER 31, 1998
   --------------------------------          -------------------------------
   Common Stock, $0.00033 par value                    98,690,788

                                    YAHOO! INC.

                                 TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION                                       PAGE NO.

Item 1.   Unaudited Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets
               at September 30, 1998 and December 31, 1997                3

          Condensed Consolidated Statements of Operations
               for the three and nine months ended
               September 30, 1998 and 1997                                4

          Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1998 and 1997      5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              37

Item 2.   Changes in Securities                                          37

Item 3.   Defaults Upon Senior Securities                                38

Item 4.   Submission of Matters to a Vote of Security Holders            38

Item 5.   Other Information                                              38

Item 6.   Exhibits and Reports on Form 8-K                               38

Signatures                                                               39

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements
                                     YAHOO! INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,        December 31,
                                                                              1998                1997
                                                                       --------------       -------------
ASSETS                                                                   (unaudited)           (audited)
Current assets:
     Cash and cash equivalents                                         $  161,867,000       $  62,538,000
     Short-term investments in marketable securities                      226,710,000          27,772,000
     Accounts receivable, net                                              19,840,000          10,986,000
     Prepaid expenses                                                       3,674,000           5,893,000
                                                                       --------------       -------------
       Total current assets                                               412,091,000         107,189,000

Long-term investments in marketable debt securities                        43,515,000          16,702,000
Long-term investments in marketable equity securities                      18,359,000                 -
Property and equipment, net                                                10,766,000           7,035,000
Other assets                                                               12,650,000          10,958,000
                                                                       --------------       -------------
                                                                       $  497,381,000       $ 141,884,000
                                                                       --------------       -------------
                                                                       --------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $    5,840,000       $   4,711,000
     Accrued expenses and other current liabilities                        22,567,000          12,481,000
     Deferred revenue                                                      28,614,000           4,852,000
     Due to related parties                                                 1,127,000           1,412,000
                                                                       --------------       -------------
       Total current liabilities                                           58,148,000          23,456,000
                                                                       --------------       -------------

Minority interests in consolidated subsidiaries                               951,000             716,000

Shareholders' equity:
     Common Stock                                                              23,000              20,000
     Additional paid-in capital                                           470,774,000         146,106,000
     Accumulated deficit                                                  (44,090,000)        (27,971,000)
     Unrealized gains on available-for-sale securities, net of tax         11,905,000                 -
     Cumulative translation adjustment                                       (330,000)           (443,000)
                                                                       --------------       -------------
     Total shareholders' equity                                           438,282,000         117,712,000
                                                                       --------------       -------------
                                                                       $  497,381,000       $ 141,884,000
                                                                       --------------       -------------
                                                                       --------------       -------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     YAHOO! INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                              Three Months Ended                   Nine Months Ended
                                                        --------------------------------   ---------------------------------
                                                       September 30,      September 30,     September 30,     September 30,
                                                            1998              1997              1998               1997
                                                        --------------    --------------   ---------------    --------------
Net revenues                                            $53,620,000       $18,134,000      $125,036,000      $ 42,306,000
Cost of revenues                                          5,597,000         2,388,000        14,234,000         6,143,000
                                                        --------------    --------------   ---------------    --------------
     Gross profit                                        48,023,000        15,746,000       110,802,000        36,163,000
                                                        --------------    --------------   ---------------    --------------

Operating expenses:
     Sales and marketing                                 22,887,000        11,938,000        59,027,000        28,801,000
     Product development                                  5,709,000         2,920,000        15,253,000         7,613,000
     General and administrative                           2,441,000         1,591,000         6,660,000         4,501,000
     Other - nonrecurring costs                                 -                 -          44,100,000        21,245,000
                                                        --------------    --------------   ---------------    --------------
       Total operating expenses                          31,037,000        16,449,000       125,040,000        62,160,000
                                                        --------------    --------------   ---------------    --------------

Income (loss) from operations                            16,986,000          (703,000)      (14,238,000)      (25,997,000)
Investment income, net                                    5,209,000         1,137,000         8,503,000         3,755,000
Minority interests in operations
     of consolidated subsidiaries                            10,000           247,000           365,000           631,000
                                                        --------------    --------------   ---------------    --------------

Income (loss) before income taxes                        22,205,000           681,000        (5,370,000)      (21,611,000)

Provision for income taxes                                5,551,000               -           9,682,000               -
                                                        --------------    --------------   ---------------    --------------

Net income (loss)                                       $16,654,000       $   681,000      $(15,052,000)     $(21,611,000)
                                                        --------------    --------------   ---------------    --------------
                                                        --------------    --------------   ---------------    --------------

Net income (loss) per share:
     Basic                                              $      0.18       $      0.01      $      (0.17)     $      (0.25)
                                                        --------------    --------------   ---------------    --------------
                                                        --------------    --------------   ---------------    --------------
     Diluted                                            $      0.15       $      0.01      $      (0.17)     $      (0.25)
                                                        --------------    --------------   ---------------    --------------
                                                        --------------    --------------   ---------------    --------------

Weighted average common shares and
     equivalents used in per share calculation:
     Basic                                               94,764,000        88,456,000        89,959,000        86,403,000
                                                        --------------    --------------   ---------------    --------------
                                                        --------------    --------------   ---------------    --------------
     Diluted                                            114,456,000       103,446,000        89,959,000        86,403,000
                                                        --------------    --------------   ---------------    --------------
                                                        --------------    --------------   ---------------    --------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    YAHOO! INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                   -------------------------------------
                                                                                     September 30,       September 30,
                                                                                          1998                1997
                                                                                   ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $  (15,052,000)     $  (21,611,000)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                                   3,932,000           1,596,000
       Tax benefits from stock option plans                                            8,675,000                 -
       Compensation expense on stock option grants                                       471,000             333,000
       Minority interests in operations of consolidated subsidiaries                    (365,000)           (631,000)
       Nonrecurring costs                                                             44,100,000          21,245,000
       Changes in assets and liabilities, net of effects of acquisition:
          Accounts receivable, net                                                    (8,802,000)         (3,910,000)
          Prepaid expenses and other assets                                            3,075,000          (7,951,000)
          Accounts payable                                                               917,000             962,000
          Accrued expenses and other current liabilities                               8,176,000           4,249,000
          Deferred revenue                                                            23,756,000           3,192,000
          Due to related parties                                                        (285,000)           (322,000)
                                                                                   ----------------   ------------------
Net cash provided by (used in) operating activities                                   68,598,000          (2,848,000)
                                                                                   ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                               (6,389,000)         (4,044,000)
  Cash acquired in acquisitions                                                          233,000                 -
  Purchases of investments in marketable securities                                 (324,233,000)        (32,493,000)
  Sales and maturities of investments in marketable securities                        98,478,000          56,179,000
  Other investments                                                                   (5,445,000)           (299,000)
                                                                                   ----------------   ------------------
Net cash provided by (used in) investing activities                                 (237,356,000)         19,343,000
                                                                                   ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net                                        267,374,000           4,176,000
  Proceeds from minority investors                                                       600,000             996,000
  Proceeds from lease obligations                                                            -             1,297,000
                                                                                   ----------------   ------------------
Net cash provided by financing activities                                            267,974,000           6,469,000
                                                                                   ----------------   ------------------

Effect of exchange rate changes on cash and cash equivalents                             113,000             (63,000)
                                                                                   ----------------   ------------------

Net change in cash and cash equivalents                                               99,329,000          22,901,000
Cash and cash equivalents at beginning of period                                      62,538,000          33,547,000
                                                                                   ----------------   ------------------

Cash and cash equivalents at end of period                                        $  161,867,000     $    56,448,000
                                                                                   ----------------   ------------------
                                                                                   ----------------   ------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     YAHOO! INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1 - THE COMPANY AND BASIS OF PRESENTATION

     Yahoo! Inc., including its subsidiaries ("Yahoo!" or the "Company"), is a global Internet media company that offers a branded network of comprehensive information, communication and shopping services to millions of users daily. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. The Company conducts its business within one industry segment.

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


NOTE 2 - COMMITMENTS

          During March 1997, the Company entered into the Co-Marketing and Trademark License agreements with Netscape Communications Corporation ("Netscape") under which the Company co-developed and operated an Internet information navigation service called "Netscape Guide by Yahoo!" (the "Guide"). The Co-Marketing agreement provided that revenue from advertising on the Guide, which was managed by the Company, was to be shared between the Company and Netscape. Under the terms of the Trademark License agreement, the Company made a one-time, non-refundable trademark license fee payment of $5,000,000 in March 1997 which was being amortized over the initial two-year term. On May 21, 1998, the Company and Netscape terminated these agreements effective July 1, 1998. Pursuant to the termination of these agreements, Netscape agreed to forego revenue sharing on the Guide for the three months prior to the termination date. The Company entered into a new agreement with Netscape to include the Yahoo! brand in the Netscape Distinguished Provider Program (a promotional program on the Netscape website), which began on June 1, 1998, for which the Company was provided a $1,584,000 credit as part of the termination agreement. Unamortized trademark license costs in excess of the advertising credit were charged to operations in the quarter ended June 30, 1998. As users are delivered to Yahoo! from the Netscape website, the advertising credit is amortized and charged to operations.

NOTE 3 - INVESTMENTS

     The Company principally invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

     The Company accounts for investments in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense, as incurred.

     The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. During 1998, certain of these investments in privately-held companies became marketable equity securities when the investees completed initial public offerings. Such investments are recorded as long-term investments in marketable equity securities.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gains and losses on available-for-sale securities. The components of comprehensive income, net of tax, are as follows (in thousands):

                                    Three Months Ended           Nine Months Ended
                                       September 30,               September 30,
                                   1998            1997         1998           1997
                                 -------          ------      ---------      ---------
Net income (loss)                $16,654           $681       ($15,052)      ($21,611)
Unrealized gains on available-
     for-sale securities          11,905              -         11,905              -
Foreign currency translation
     gains (losses)                   16            (39)           113            (63)
                                 -------          -------      --------      ---------
Comprehensive income (loss)      $28,575           $642        ($3,034)      ($21,674)
                                 -------          -------      --------      ---------
                                 -------          -------      --------      ---------

Accumulated other comprehensive income consists of the unrealized gains on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying condensed consolidated balance sheets.

NOTE 5 - ACQUISITION OF VIAWEB INC.

     On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb Inc. ("Viaweb"), a provider of software and services for hosting online stores, through the issuance of 787,182 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 122,252 shares of Yahoo! Common Stock. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Viaweb have been included with those of the Company for periods subsequent to the date of acquisition. Pro forma net revenues, net loss, and net loss per share for the three and nine months ended September 30, 1998 and 1997, giving effect to Viaweb's historical results of operations prior to the acquisition, were not materially different from the Company's results, as reported.

     The total purchase price of the acquisition was $48,559,000 including acquisition expenses of $1,750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

          In-process research and development          $44,100,000
          Technology and other intangible assets         4,232,000
          Tangible assets acquired                         571,000
          Liabilities assumed                             (344,000)
                                                       ------------
                                                       $48,559,000
                                                       ------------

     Based on a third-party appraisal, management determined that $44,100,000 of the purchase price represented acquired in-process research and development that had not yet reached technological feasibility and had no alternative future use. This amount was expensed during the quarter ended June 30, 1998 as a nonrecurring charge upon consummation of the acquisition. Beginning in June 1998, the Company is amortizing the purchased technology and other intangible assets over an estimated useful life of three years. Amortization expense of purchased technology and other intangible assets was $353,000 during the quarter ended September 30, 1998 and $470,000 year-to-date.

NOTE 6 - ACQUISITION OF WEBCAL CORPORATION

     On July 17, 1998, the Company completed the acquisition of WebCal Corporation (WebCal), a privately-held developer and marketer of Web-based calendaring and scheduling products, and publisher of EventCal, a comprehensive database of world-wide public events. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 270,954 shares of Yahoo! Common Stock for all of WebCal's outstanding shares. The historical operations of WebCal are not material to the Company's financial position or results of operations, therefore, prior period financial statements have not been restated for this acquisition. WebCal's accumulated deficit on July 17, 1998 was $1,067,000.


NOTE 7 - YAHOO! MARKETPLACE

     On August 26, 1996, the Company entered into agreements with Visa International Service Association ("VISA") and another party (together, the "Visa Group") to establish a limited liability company, Yahoo! Marketplace L.L.C., to develop and operate a navigational service focused on information and resources for the purchase of consumer products and services over the Internet. During July 1997, prior to the completion of significant business activities and public launch of the property, the Company and VISA entered into an agreement under which the Visa Group released the Company from certain obligations and claims. In connection with this agreement, the Company issued 1,398,962 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997.

NOTE 8 - STOCK SPLIT

     During July 1998, the Company's Board of Directors approved a two-for-one Common Stock split. Shareholders of record on July 17, 1998 (the record date) received one additional share for every share held on that date. All share numbers in the financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one split.

NOTE 9 - PRIVATE PLACEMENT

     During July 1998, the Company entered into an agreement for a private placement of Common Stock to SOFTBANK Holdings, Inc., a 29% shareholder of the Company at June 30, 1998. On July 14, 1998, the Company received proceeds of $250,000,000 in exchange for 2,726,880 newly issued shares of Yahoo! Common Stock. SOFTBANK's total ownership at September 30, 1998 is approximately 30%. In connection with the transaction, the Company also agreed to provide registration rights comparable to the registration rights provided on the shares acquired by SOFTBANK prior to the Company's April 1996 initial public offering. The shares purchased by SOFTBANK are subject to a pre-existing agreement, entered into in 1996, that prohibits SOFTBANK from purchasing additional shares of the Company's capital stock if such purchase would result in SOFTBANK owning more than 35% of the Company's capital stock (assuming the exercise of all outstanding options and warrants to purchase capital stock).

NOTE 10 - SUBSEQUENT EVENT

     On October 20, 1998, the Company acquired Yoyodyne Entertainment, Inc. ("Yoyodyne"), a privately-held, direct marketing services company. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company exchanged 280,664 shares of Yahoo! Common Stock and options and warrants to purchase Yahoo! Common Stock for all of Yoyodyne's outstanding shares, options, and warrants.

      Presented below is unaudited selected pro forma financial information, reflecting the combination, for the nine month periods ended September 30, 1998 and 1997 (in thousands except per share amounts):

                                                              Nine Months Ended
                                                                 September 30,
                                                              1998         1997
                                                            ---------   ---------
Total revenues                                              $126,860     $43,866

Net loss                                                    ($19,680)   ($23,579)

Net loss per share - basic and diluted                        ($0.22)     ($0.27)

Weighted average common shares and equivalents
    used in per share calculation - basic and diluted         90,144      86,569

     The Company expects to record a one-time charge of approximately $2,000,000 in the fourth quarter of 1998 relating to expenses incurred with the transaction. The unaudited pro forma results above for the nine months ended September 30, 1998 do not include this charge, which consists of broker fees, legal and accounting fees, and certain other expenses directly related to the acquisition.

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

OVERVIEW

     Yahoo! Inc. is a global Internet media company that offers a branded network of comprehensive information, communication and shopping services to millions of users daily. As the first online navigational guide to the Web, www.yahoo.com is the single largest guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues, and, in April 1996, the Company completed its initial public offering. In October 1997, the Company acquired Four11 Corporation, a privately-held online communications and Internet directory company. The acquisition was accounted for as a pooling of interests. In June 1998, the Company acquired Viaweb Inc., a provider of software and services for hosting online stores. The acquisition was accounted for as a purchase. In July 1998, the Company acquired WebCal Corporation a developer and marketer of Web-based calendaring and scheduling products, and publisher of EventCal, a comprehensive database of world-wide public events. The acquisition was accounted for as a pooling of interests. The historical operations of WebCal are not material to the Company's financial position or results of operations, therefore, prior period financial statements have not been restated for this acquisition. On October 20, 1998, the Company acquired Yoyodyne Entertainment, Inc., a privately-held, direct marketing services company. The acquisition will be accounted for as a pooling of interests and the consolidated financial statements will be restated to reflect the acquisition.

     The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. The Company's standard rates for banner advertising currently range from approximately $6.00 per thousand impressions for run of network to approximately $90.00 per thousand impressions for highly targeted audiences and properties. To date, the duration of the Company's banner advertising commitments has ranged from one week to two years. Sponsorship advertising contracts have longer terms

(ranging from three months to two years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons that provide users with direct links to the advertiser's website. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. The Company also earns additional revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links into Yahoo! online media properties. These development fees are recognized as revenue once the related activities have been performed and the customer's Web links are available on Yahoo! online media properties. A number of the Company's agreements provide that Yahoo! receive revenues from electronic commerce transactions. Currently, these revenues are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo! and, to date, have not been material.

RESULTS OF OPERATIONS

   NET REVENUES

     Net revenues were $53,620,000 and $125,036,000 for the three and nine month periods ended September 30, 1998, respectively, which represent increases of 196% when compared with the corresponding periods in 1997. The increases are due primarily to the increasing number of advertisers purchasing space on Yahoo! online media properties as well as larger and longer term purchases by certain advertisers. Approximately 1,950 customers advertised on Yahoo! online media properties during the quarter ended September 30, 1998 as compared to approximately 1,200 during the third quarter of 1997. No one customer accounted for 10% or more of revenues during the three or nine month periods ended September 30, 1998 and 1997. International revenues have accounted for less than 10% of net revenues during the three and nine month periods ended September 30, 1998 and 1997. Barter revenues also represented less than 10% of net revenues during those periods. Advertising purchases by SOFTBANK, a 30% shareholder of the Company at September 30, 1998, and its related companies accounted for approximately 8% and 4% of net revenues in the three and nine month periods ended September 30, 1998 as compared to 4% and 5% in the corresponding periods in fiscal 1997. Contracted prices on these orders are comparable to those given to other major customers of the Company. There can be no assurance that customers will continue to purchase advertising on the Compnay's
Web pages, that advertisers will not make smaller and shorter term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company had experienced strong revenue growth during the first three quarters of 1998, management does not believe that this level of revenue growth will be sustained in future periods.

   COST OF REVENUES

     Cost of revenues consist of the expenses associated with the production and usage of Yahoo! online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, equipment depreciation, and compensation. Cost of revenues were $5,597,000 and $14,234,000 for the three and nine month periods ended September 30, 1998, respectively, or 10% and 11% of net revenues, as compared to $2,388,000 and $6,143,000, or 13% and 15% of net revenues, in the corresponding periods in fiscal 1997. The absolute dollar increase in cost of revenues is primarily attributable to an increase in the quantity of content available on Yahoo! online media properties, and the increased usage of these properties. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on the Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of 144 million page views per day in September 1998 compared with an average of 50 million page views per day in September 1997. Yahoo! Japan, an unconsolidated joint venture of the Company which began operations in April 1996, is included in these page views figures and accounted for an average of approximately 11 million page views per day in September 1998 and an average of over 4 million page views per day in September 1997. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future. The Company currently anticipates cost of revenues will be in the range of 10% to 13% of net revenues for the fourth quarter of 1998.

   SALES AND MARKETING

     Sales and marketing expenses were $22,887,000 for the quarter ended September 30, 1998, or 43% of net revenues as compared to $11,938,000, or 66% of net revenues for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, sales and marketing expenses were $59,027,000, or 47% of net revenues as compared to $28,801,000, or 68% of net revenues for the nine months ended September 30, 1997. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include Netscape Premier Provider/Distinguished Provider and other distribution costs), compensation and employee-related expenses, and sales commissions. The increase in absolute dollars from the year ago periods is primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in sales and marketing personnel, and expansion in the international subsidiaries with the addition of subsidiaries during or subsequent to the quarter ended September 30, 1997 in Australia, Denmark, Italy, Korea, Norway, Singapore, and Sweden. The Company also added Yahoo! guides in Spanish and Mandarin Chinese languages during the quarter ended June 30, 1998. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution and continues to build its direct sales organization. As a percentage of net revenues, the Company currently anticipates that sales and marketing expenses may increase slightly from the third quarter to the fourth quarter of 1998.

   PRODUCT DEVELOPMENT

     Product development expenses were $5,709,000 for the quarter ended September 30, 1998, or 11% of net revenues as compared to $2,920,000, or 16% of net revenues for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, product development expenses were $15,253,000, or 12% of net revenues as compared to $7,613,000, or 18% of net
revenues for the nine months ended September 30, 1997.    Product development
expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! online media properties. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. To date, all internal product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, the Company currently anticipates that product development expenses will approximate current levels during the fourth quarter of 1998.

   GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $2,441,000 for the quarter ended September 30, 1998, or 5% of net revenues as compared to $1,591,000, or 9% of net revenues for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, general and administrative expenses were $6,660,000, or 5% of net revenues as compared to $4,501,000, or 11% of net revenues for the nine months ended September 30, 1997. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services. As a percentage of net revenues, the Company currently anticipates that general and administrative expenses will approximate current levels during the fourth quarter of 1998.

   OTHER - NONRECURRING COSTS

     During June 1998, the Company completed the acquisition of all outstanding shares of Viaweb through the issuance of 787,182 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 122,252 shares of Yahoo! Common Stock. During the quarter ended June 30, 1998, the Company recorded a nonrecurring charge of $44,100,000 for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

     During July 1997, prior to the completion of significant business activities and public launch of the Yahoo! Marketplace, the Company and VISA entered into an agreement under which the Visa Group released the Company from certain obligations and claims. In connection with this agreement, the Company issued 1,398,962 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21,245,000 in the second quarter ended June 30, 1997.

     In conjunction with the October 1998 acquisition of Yoyodyne
Entertainment, Inc., the Company expects to record a one-time charge of approximately $2,000,000 in the fourth quarter of 1998 relating to expenses incurred with the transaction.

   INVESTMENT INCOME, NET

     Investment income, net of investment expense, was $5,209,000 for the quarter ended September 30, 1998. For the quarter ended September 30, 1997, investment income was $1,137,000. Investment income for the nine months ended September 30, 1998 was $8,503,000 as compared to $3,755,000 for the nine months ended September 30, 1997. The increase in investment income from the year ago periods was attributable to a higher average investment balance, principally due to proceeds of $250,000,000 received by the Company on July 14, 1998 from a private placement of shares to SOFTBANK. Investment income for the fourth quarter of 1998 is expected to increase slightly over third quarter investment income as a higher average investment balance will be offset by lower interest rates.

   MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED SUBSIDIARIES

     Minority interests in losses from operations of consolidated subsidiaries were $10,000 for the quarter ended September 30, 1998 as compared to $247,000 for the same period in 1997. Minority interests for the nine months ended September 30, 1998 were $365,000 as compared to $631,000 for the nine months ended September 30, 1997. The 1998 minority interest is attributable to operations in the European and Korean joint ventures. Minority interest from the year ago periods is attributable to losses in the European and other joint ventures. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. When, and if, the consolidated subsidiaries become profitable, the minority interests adjustment on the statement of operations will reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

   INCOME TAXES

     Based on the current estimate of operating results and certain other factors, the Company expects its effective tax rate, before the effect of the non-deductible charge of $44,100,000 for acquired in-process research and development, will approximate 25% for fiscal year 1998. Before the effect of this charge, the tax rate was approximately 25% for the quarter and nine months ended September 30, 1998. This rate is lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards, the utilization of research and development credits, and the change in the valuation allowance on deferred tax assets. The Company continues to provide a valuation allowance on certain deferred assets which relate principally to foreign and acquired domestic net operating loss carryforwards. When realized, the tax benefit of the deferred tax assets attributable to the exercise of employee stock options will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets related to employee stock option exercises are currently expected to increase through fiscal year 1998.

   NET INCOME (LOSS)

     The Company recorded net income of $16,654,000 or $0.15 per share diluted for the quarter ended September 30, 1998 compared to net income of $681,000 or $0.01 per share diluted for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, the Company recorded a net loss of $15,052,000 or $0.17 per share diluted. Excluding the effect of the nonrecurring charge of $44,100,000 incurred in connection with the acquisition of Viaweb, the Company earned $29,048,000 or $0.26 per share diluted. For the nine months ended September 30, 1997, the Company recorded a net loss of $21,611,000 or $0.25 per share diluted. Excluding the effect of the nonrecurring charge of $21,245,000 incurred in connection with the Visa agreement, the Company lost $366,000 or $0.00 per share diluted.

LIQUIDITY AND CAPITAL RESOURCES

     Yahoo! invests predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At September 30, 1998, the Company had cash and cash equivalents and investments in marketable debt securities totaling $432,092,000 compared to $107,012,000 at December 31, 1997.

     For the nine months ended September 30, 1998, cash provided by operating activities of $68,598,000 was primarily due to earnings, before the nonrecurring charge of $44,100,000, increases in deferred revenue (due to invoicing and cash receipts in excess of revenue) and accrued liabilities, and tax benefits from stock option plans. For the nine months ended September 30, 1997, cash used in operating activities of $2,848,000 was primarily due to increases in prepaid expenses and other assets, which resulted primarily from a $5,000,000 one-time non-refundable license payment to Netscape under the Netscape Guide by Yahoo! agreement and a $2,900,000 payment to Netscape under the international Netscape Net Search program agreement, and an increase in accounts receivable, partially offset by increases in accrued liabilities and deferred revenue.

     Cash used in investing activities was $237,356,000 for the nine months ended September 30, 1998. Purchases (net of sales and maturities) of investments in marketable securities and other assets during the period were $231,200,000 and capital expenditures totaled $6,389,000. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash provided by investing activities was $19,343,000 for the nine months ended September 30, 1997. Sales and maturities (net of purchases) of investments in marketable securities during the period were $23,686,000 and capital expenditures totaled $4,044,000.

     For the nine months ended September 30, 1998, cash provided by financing activities of $267,374,000 was due primarily to the issuance of Common Stock to SOFTBANK in the amount of $250,000,000 during July 1998 and the issuance of Common Stock pursuant to the exercise of stock options. For the nine months ended September 30, 1997, cash provided by financing activities of $6,469,000 was due to the issuance of Common Stock pursuant to the exercise of stock options, proceeds received under lease obligations, and proceeds received from minority investors.

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

RISK FACTORS

   LIMITED OPERATING HISTORY; RISKS OF IMPLEMENTING GROWTH STRATEGY

     Yahoo! was incorporated in March 1995 and did not begin generating advertising revenues until August 1995. Therefore, we have a limited operating history. Our prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving our growth plan depends on, among other things:

     -    our ability to continue to develop and extend the Yahoo! brand;
     -    our ability to develop new media properties;
     - our ability to maintain and increase the levels of traffic on Yahoo! properties;
     - our development or acquisition of services or products equal or superior to those of our competitors;
     -    the adoption by the market of the Web as an advertising medium;
     - the successful sale of Web-based advertising by our internal sales force;
     - relative price stability for Web-based advertising, despite competition and other factors that could reduce market prices for advertising;
     - our ability to effectively generate revenues through sponsored services and placements in Yahoo! properties;

     - our ability to effectively integrate the technology and operations of businesses or technologies we have acquired;
     - our ability to successfully develop and offer personalized Web-based services, such as e-mail services, to consumers without errors or interruptions in service; and
     - our ability to continue to identify, attract, retain and motivate qualified personnel.

We may not be successful in implementing our growth plan.

   ANTICIPATED INCREASES IN OPERATING EXPENSES; ANTICIPATED LOSSES

     As of September 30, 1998, we had an accumulated deficit of $44,090,000. Because of our limited operating history and the uncertain nature of the rapidly-changing markets we serve, we believe the prediction of future results of operations is difficult or impossible. In addition, we believe that period-to-period comparisons of our operating results are not meaningful. You should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth during the first nine months of 1998, we do not believe that this level of revenue growth will be sustained in future periods. We currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. As a result, we may experience significant losses on a quarterly and annual basis.

     In June 1998, we completed the acquisition of Viaweb Inc., a provider of software and services for hosting online stores, in exchange for shares and options to purchase shares of our Common Stock. We incurred a one-time charge of $44,100,000 in the quarter ended June 30, 1998 for acquired in-process technology and expenses associated with the transaction. The remaining purchase price of approximately $4,232,000 has been allocated to acquired technology and other intangible assets and is being amortized over an estimated useful life of three years. As a result of the expense incurred in the quarter ended June 30, 1998, we may report a net loss for the year ending December 31, 1998.

     FLUCTUATIONS IN QUARTERLY OPERATING RESULTS; SEASONALITY OF ADVERTISING REVENUE; RELIANCE ON SHORT-TERM ADVERTISING CONTRACTS

     We derive the majority of our revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. Our expense levels are based in part on our expectations concerning future revenue and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results. As noted above, we expect our operating expenses to increase significantly over the near term. To the extent our expenses increase but our revenues do not, our business, operating results, and financial condition will be materially and adversely affected.

     Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

     -    the level of usage of the Internet;
     -    demand for Internet advertising;
     -    the addition or loss of advertisers;
     -    the level of user traffic on Yahoo! online media properties;
     -    the advertising budgeting cycles of individual advertisers;
     - the mix of types of advertising we sell (targeted advertising generally has higher rates);
     - the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
     -    the introduction of new products or services by us or our competitors;
     -    pricing changes for Web-based advertising;
     - the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements;
     - technical difficulties with respect to the use of Yahoo! or other online media properties we develop;
     -    costs incurred with respect to acquisitions;
     - negative general economic conditions and resulting effects on media spending; and
     -    economic conditions specific to the Internet and online media.

As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that may adversely affect our profitability in a given quarterly or annual period.

     Our advertising revenue is subject to seasonal fluctuations.
Historically, advertisers have spent less in the first and third calendar quarters. The level of use of our online properties is also seasonal. User traffic on Yahoo! online media properties has historically been lower during the summer and during year-end vacation and holiday periods.

     A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. In connection with these arrangements, we may receive sponsorship fees as well as a portion of transaction revenues received by the sponsor from users originated through the Yahoo! placement, in return for minimum levels of user impressions to be provided by the Company. These arrangements expose us to potentially significant financial risks, including:

     - the risk that we fail to deliver required minimum levels of user impressions or "click throughs" (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods);
     - the risk that sponsors do not renew the agreements at the end of their term or that they renew at lower rates; and

     - the risk that the arrangements do not generate anticipated levels of shared transaction revenue, or that sponsors default on the payment commitments in such agreements (as has occurred in the past).

As a result of these financial risks, we cannot guarantee that we will achieve significant revenue from these sponsorship arrangements. In addition, because we have limited experience with these arrangements, we are unable to determine what effect they will have on gross margins and results of operations. Although transaction-based fees have not to date represented a material portion of our net revenues, if and to the extent such revenues become significant, there could be greater variations in our quarterly operating results.

     Due to these factors, in some future quarter, our operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of our Common Stock would likely be materially and adversely affected.

     COMPETITION

     The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and we expect that competition will continue to intensify. Negative competitive developments could have a material adverse effect on our business and on the trading price of our stock.

     MULTIPLE PROVIDERS OF COMPETITIVE SERVICES. We compete with many other providers of online navigation, information and community services. As we expand the scope of our Internet services, we will compete directly with a greater number of Internet sites and other media companies across a wide range of different online services. We also compete in vertical markets where competitors may have advantages in expertise, brand recognition, and other factors. Many companies offer competitive products or services addressing Web navigation services, including, among others:

     -    America Online, Inc. (NetFind);
     -    CNET, Inc. (Snap);
     -    Compaq/Digital Equipment Corporation (AltaVista);
     -    Excite, Inc. (including WebCrawler);
     -    Infoseek Corporation;
     -    Inktomi Corporation;
     -    Lycos, Inc. (including HotBot and Tripod);
     -    Microsoft Corporation (msn.com); and
     -    Netscape Communications Corporation (Netcenter).

     In addition, we compete with metasearch services and software applications, such as CNET's search.com service, that allow a user to search the databases of several directories and catalogs simultaneously. We also compete indirectly with database vendors that offer information search and retrieval capabilities with their core database products. Several large media companies, including both Time-Warner Inc. and CBS, have announced that they are contemplating Internet navigation services and are attempting to become "gateway" sites for Web users. Also, Infoseek and The Walt Disney Company ("Disney") recently entered an agreement whereby Disney gains a controlling interest in Infoseek. The parties announced plans for a portal and navigation service entitled go.com, which would be supported by Disney's substantial promotional and media resources. These and other competitors are expected to continue to make substantial marketing expenditures to promote their online properties. We may be required to increase our sales and marketing expenditures in response to these efforts, which would impair our operating results.

     A large number of websites and online services, such as the Microsoft Network, AOL, and Netscape (Netcenter); other Web navigation companies such as Excite, Lycos, and Infoseek; and high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features, (such as news, stock quotes, sports coverage, Yellow Pages and email listings, weather news, chat services, message boards, email, personal calendaring and online store hosting services) that may be competitive with the services we offer. For example, Netscape recently significantly enhanced its Netcenter service as a "gateway" website through commercial relationships with certain of our competitors, including Excite.
A number of companies, including Hotmail (acquired by Microsoft) and WhoWhere? Inc. (recently acquired by Lycos), offer Web-based email service similar to those we offer. These companies are expected to continue to provide such services in tandem with larger navigational sites and online services. AOL recently acquired Mirabilis, a provider of "ICQ" instant Internet messaging software and services that compete with our Yahoo! Pager offering. The ICQ user base will provide AOL with an additional platform for distribution of AOL's other navigation, information and communications services that compete with ours. Several companies, including Microsoft and AOL, also are developing or currently offer online information services for local markets, which compete with our regional Yahoo! online properties. As a result of our recent acquisition of Viaweb Inc., we face competition in the market for hosting online merchant stores, including companies such as iCat Corporation. We also face intense competition in international markets, including U.S. companies, media and online companies, and Internet service providers that are already well established in those foreign markets.

     CONSOLIDATION OF PRODUCTS OFFERED BY WEB BROWSERS AND OTHER INTERNET POINTS OF ENTRY. We face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. For example, Web browsers offered by Netscape and Microsoft increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services. Netscape recently announced an agreement with Excite under which Excite will be the most prominent navigational service within the Netcenter website. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. In addition, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies, long-distance providers, cable companies, or Internet Service Providers ("ISPs") such as Microsoft and AOL, currently offer and could further develop, acquire or license Internet search and navigation functions and community and communications services that compete with those we offer. Any of these companies could take actions that would make it more difficult for consumers to find and use Yahoo! services. For example,

Microsoft recently announced that it will feature and promote Internet search engine services provided by Inktomi in the Microsoft Network and other Microsoft online properties. We expect that such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser, and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as MSNBC or WebTV Networks, Inc. Microsoft may have a competitive advantage because its Internet navigational offerings are more conveniently accessed by users than ours.

     COMPETITION FOR ADVERTISING EXPENDITURES. We compete with online services, other website operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. We believe that the number of companies selling Web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, we may face increased pricing pressure for the sale of advertisements, which could reduce our advertising revenues. In addition, our sales may be adversely affected to the extent that our competitors offer superior advertising services that better target users or provide better reporting of advertising results.

     PRINCIPAL COMPETITIVE FACTORS. We believe that the principal competitive factors in our markets are:

     -    brand recognition;
     -    ease of use;
     -    comprehensiveness;
     -    independence;
     -    quality and responsiveness of search results and other services;
     - the availability of high-quality, targeted content and focused value-added products and services;
     -    access to end users; and
     - with respect to advertisers and sponsors, the number of users, duration and frequency of visits, and user demographics.

Competition among current and future suppliers of Internet navigational and informational services, high-traffic websites and ISPs, as well as competition with other media for advertising placements, could result in significantly lower prices for advertising and reductions in advertising revenues. We also face competition with respect to the acquisition of strategic businesses and technologies.

     Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than we do. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and AOL. For example, AOL is a significant shareholder of Excite, and a version of the Excite service (AOL NetFind) has been designated as the exclusive Internet search service for use by AOL's subscribers. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with our competitors, such as NBC's recent investment in CNET's Snap service or Disney's investment in Infoseek. These larger companies may use their substantial media resources to promote and enhance their own services. Greater competition resulting from such relationships could have a material adverse effect on our business, operating results, and financial condition.

     DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET; TECHNOLOGICAL CHANGE

     Our future success is dependent upon continued growth in the use of the Internet and the Web in order to support the sale of advertising on our online media properties. Web-based advertising is relatively new, and it is difficult to predict the extent of further growth, if any, in Web advertising expenditures. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements. To the extent that the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed upon it by such growth and the performance or reliability of the Web may be adversely affected.

     The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. To the extent that higher bandwidth Internet access becomes more widely available through cable modems or other technologies, we may be required to make significant changes to the design and content of our online properties in order to compete effectively. Failure to effectively adapt to these or any other technological developments could adversely affect our business, operating results, and financial condition.

     DEVELOPING MARKET; UNPROVEN ACCEPTANCE OF OUR PRODUCTS AND MEDIA PROPERTIES

     The markets for our products and media properties have only recently begun to develop, are rapidly evolving, and are increasingly competitive. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult for us to predict whether, or how fast, these markets will grow. We cannot guarantee either that the market for our products and media properties will continue to develop or that demand for our products or media properties will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if our products and media properties do not sustain market acceptance, our business, operating results, and financial condition will be materially and adversely affected.

     RISKS ASSOCIATED WITH BRAND DEVELOPMENT

     We believe that establishing and maintaining the Yahoo! brand is a critical aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Yahoo! brand will depend largely on our success in providing high-quality products and services. In order to attract and retain Internet users and to promote and maintain the Yahoo! brand, we may find it necessary to increase expenditures devoted to creating and maintaining brand loyalty. In the event of any breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions utilizing our community, communications or commerce services, we could suffer substantial adverse publicity and impairment of our brand and reputation. If we are unable to provide high-quality products and services or otherwise fail to promote and maintain our brand, or if we incur excessive expenses in an attempt to improve our products and services or promote and maintain our brand, our business, operating results, and financial condition will be materially and adversely affected.

     RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE WEB AS AN ADVERTISING MEDIUM

     We derive a majority of our revenues from the sale of advertisements on our Web pages under short-term contracts. Most of our advertising customers have limited experience with the Web as an advertising medium. Our ability to generate significant advertising revenues will depend upon, among other things:

     - advertisers' acceptance of the Web as an effective and sustainable advertising medium;
     - the development of a large base of users of our services possessing demographic characteristics attractive to advertisers; and
     - our ability to continue to develop and update effective advertising delivery and measurement systems.

     No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising. We cannot guarantee that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. Nor can we guarantee that the advertisers will determine that banner advertising, which comprises the majority of our revenues, is an effective advertising medium. We may not be able to effectively transition to any other forms of Web-based advertising, should such other forms prove more popular. Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. Our advertising customers may not accept the internal and third-party measurements of impressions received by advertisements on Yahoo! online media properties; such measurements may contain errors. We rely primarily on our internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including risks associated with the recruitment, retention, management, training, and motivation of sales personnel. As a result of these factors, we may not be able to sustain or increase current advertising sales levels. Failure to do so will have a material adverse effect on our business, operating results, and financial position.

     SUBSTANTIAL DEPENDENCE UPON THIRD PARTIES

     We depend substantially upon third parties for several critical elements of our business including, among others, technology and infrastructure, content development, and distribution activities.

     TECHNOLOGY AND INFRASTRUCTURE. In May 1998, we entered into an agreement with Inktomi under which Inktomi will provide text-based Web search results to complement our directory and navigational guide. We will depend substantially upon ongoing maintenance and technical support from Inktomi to ensure accurate and rapid presentation of such search results to our customers. If Inktomi were to prematurely terminate their agreement with us or fail to renew it, we would have to make substantial expenditures to develop or license replacement technology. This also could result in lower levels of use of our navigational services. We rely on a private third-party provider, Frontier GlobalCenter, Inc., for our principal Internet connections. Email and other service Internet connections are provided by GTE. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. We license technology and related databases from third parties for certain elements of Yahoo! properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping, telephone listings, and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements, including recent interruptions in our stock quote services. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Any errors, failures, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

     CONTENT DEVELOPMENT. A key element of our strategy involves the implementation of Yahoo!-branded media properties targeted for interest areas, demographic groups, and geographic areas. In these efforts, we rely on content development and localization efforts of third parties. For example, we have entered into an agreement with Ziff-Davis under which Ziff-Davis publishes an online publication and a print magazine under the Yahoo! brand. We also expect to rely on third-party affiliates, including SOFTBANK in Japan and Korea, and Rogers Communications in Canada, to localize, maintain, and promote these services and to sell advertising in local markets. We cannot guarantee that our current or future third-party affiliates will effectively implement these properties, or that their efforts will result in significant revenue to us. Any failure of these parties to develop and maintain high-quality and successful media properties also could hurt the Yahoo! brand. Certain of these arrangements also require us to integrate third parties' content with our services, which can require significant programming and design efforts. In addition, we have granted exclusivity provisions to certain third parties, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing us, while they are in force, from accepting advertising or sponsorship arrangements within a particular subject matter with respect to portions of our network of media properties.

     DISTRIBUTION RELATIONSHIPS. In order to create traffic for our online properties and make them more attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers (Microsoft and Netscape), operators of online networks and leading websites, and computer manufacturers, such as Compaq Computer and Gateway 2000. We believe these arrangements are important to the promotion of our online media properties, particularly among new Web users who may first access the Web through these browsers, services, websites, or computers. Our business relationships with these companies are intended to increase the use and visibility of Yahoo!. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. Success of our online properties in international markets may require us to establish relationships with ISPs in various countries and regional markets, many of which have a dominant market share in their territories. Even if sufficient distribution opportunities are available to us in the U.S. or abroad, third parties that provide distribution may assess fees or otherwise impose additional conditions on the listing of Yahoo! or our other online properties. Any failure to cost-effectively obtain distribution could have a material adverse effect on our business, results of operations, and financial condition.

     We recently announced a co-branding and distribution arrangement with AT&T (which superseded Yahoo!'s previous agreement with MCI Internet) under which we will provide a Web-based online service in conjunction with dial-up Internet access provided by AT&T WorldNet Service. In this arrangement, we will depend on AT&T for, among other things, effective marketing and promotion efforts and the provision of competitive Internet access service to customers. Any failure by AT&T in these respects could materially impair the benefits we expect to receive from this arrangement, and could negatively affect the Yahoo! brand.

     VOLATILITY OF STOCK PRICE

     The trading price of our stock has been and may continue to be subject to wide fluctuations. During the ten months ended October 31, 1998, the closing sale prices of the Company's Common Stock on the Nasdaq Stock Market ranged from $29.03 to $131.50. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of the stock, regardless of our operating performance.

     ENHANCEMENT OF YAHOO! PROPERTIES AND DEVELOPMENT OF NEW PROPERTIES

     To remain competitive, we must continue to enhance and improve the functionality, features, and content of the Yahoo! main site, as well as our other branded media properties. We may not be able to successfully maintain competitive user response times or implement new features and functions, which will involve the development of increasingly complex technologies. Personalized information services, such as our Web-based email services, message boards, stock portfolios and Yahoo! Clubs community features, require significantly greater expenses than our general services. We cannot guarantee that these additional expenses will be offset by additional revenues from personalized services.

     Our future success also depends in part upon the timely processing of website listings submitted by users and Web content providers, which have increased substantially in recent periods. We have, from time to time, experienced significant delays in the processing of submissions. Further delays could have a material adverse effect on our goodwill among Web users and content providers, and on our business.

     A key element of our business strategy is the development and introduction of new Yahoo!-branded online properties targeted for specific interest areas, user groups with particular demographic characteristics, and geographic areas. We may not be successful in developing, introducing, and marketing such products or media properties and such properties may not achieve market acceptance, enhance our brand name recognition, or increase user traffic. Furthermore, enhancements of or improvements to Yahoo! or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. Our ability to successfully develop additional targeted media properties depends on use of Yahoo! to promote such properties. If use of Yahoo! does not continue to grow, our ability to establish other targeted properties would be adversely affected. If we fail to effectively develop and introduce such new properties, or such properties fail to achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

     RISKS OF EQUITY INVESTMENTS IN OTHER COMPANIES

     We have made equity investments in affiliated companies that are involved in the commercialization of Yahoo!-branded online properties, such as versions of Yahoo! localized for foreign markets. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. Any investments in such companies may not result in any return, nor can there be any assurance as to the timing of any such return, or that we may lose our entire investment. As a result, we have recorded and expect to continue to record a share of the losses in such affiliates attributable to our ownership. We also have made equity investments in non-affiliated companies involved in the development of technologies or services that are complementary or related to the Company's business, such as our recent investments in GeoCities, broadcast.com inc. (formerly known as AudioNet), Impulse Buy Network, CDnow, Inc., and E-Loan Inc. We intend to continue to make significant additional investments in such companies in the future. Losses resulting from such investment could have a material adverse effect on our operating results.

     MANAGEMENT OF POTENTIAL GROWTH AND INTEGRATION OF ACQUISITIONS

     Our recent growth has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. The process of managing advertising within large, high traffic websites such as those in the Yahoo! network is an increasingly important and complex task. We rely on both internal and licensed third-party advertising inventory management and analysis systems. To the extent that any extended failure of our advertising management system results in incorrect advertising insertions, we may be exposed to "make good" obligations with our advertising customers, which, by displacing advertising inventory, could defer advertising revenues. Failure of our advertising management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely reports on advertising results also could negatively affect our relationships with advertisers. Our systems, procedures, or controls may not be adequate to support our operations. Our management may not be able to achieve the rapid execution necessary to fully exploit our market opportunity. Any inability to effectively manage growth could have a material adverse effect on our business, operating results, and financial condition.

     As part of our business strategy, we have completed several acquisitions and expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

     - the difficulty of assimilating the operations and personnel of the acquired companies;
     - the potential disruption of our ongoing business and distraction of management;
     - the difficulty of incorporating acquired technology or content and rights into our products and media properties;
     -    unanticipated expenses related to technology integration;
     - the maintenance of uniform standards, controls, procedures and policies;
     - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
     -    the potential unknown liabilities associated with acquired businesses.

We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.


     RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES

     We are dependent on our ability to effectively serve a high volume of use of our online media properties. Accordingly, the performance of our online media properties is critical to our reputation, our ability to attract advertisers to our websites, and to achieve market acceptance of our products and media properties. Any system failure that causes an interruption or an increase in response time of our products and media properties could result in less traffic to our websites and, if sustained or repeated, could reduce the attractiveness of our products and media properties to advertisers and licensees. An increase in the volume of queries conducted through our products and media properties could strain the capacity of the software or hardware we have deployed, which could lead to slower response time or system failures. In addition, as the number of Web pages and users increase, our products and media properties and infrastructure may not be able to scale accordingly. Personalized information services, such as Web-based email and calendaring services, involve increasingly complex technical and operational challenges that may strain our development and operational resources. We may not be able to successfully implement and scale such services to the extent required by any growth in the number of users of such services. Failure to do so may affect the goodwill of users of these services, or negatively affect our brand and reputation.

     We are dependent on third parties for much of our technology and infrastructure. See "Substantial Dependence on Third Parties" above.

     Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. In addition, substantially all of our network infrastructure is located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Such events could have a material adverse effect on our business, operating results, and financial condition.

     TRADEMARKS AND PROPRIETARY RIGHTS

     We regard our copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to our success. We rely upon trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have obtained the registration for certain of our trademarks, including "Yahoo!" and "Yahooligans!". Effective trademark, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet. We have licensed in the past, and may license in the future, elements of our distinctive trademarks, trade dress, and similar proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services. The distinctive elements of Yahoo! may not be protectible under copyright law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

     Many parties are actively developing search, indexing, and related Web technologies. We believe that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of such technologies are likely to arise in the future. For example, we are aware that a number of patents have been issued in the areas of electronic commerce, Web-based information indexing and retrieval (including patents recently issued to one of our direct competitors) and online direct marketing. We anticipate that additional third-party patents will be issued in the future. Third parties may assert infringement claims against us. We cannot guarantee that we would be able to license such patents on reasonable terms. The Company may incur substantial expenses in defending against third-party patent claims regardless of the merit of such claims. Infringement may result in substantial monetary liability.

     DEPENDENCE ON KEY PERSONNEL

     We are substantially dependent on the continued services of our key personnel. We expect that we will need to hire additional personnel in all areas. The competition for such personnel in our industry is intense, particularly in the San Francisco Bay Area, where our corporate headquarters are located. At times, we have experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. We do not maintain key person life insurance for any of our personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

     GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability. Such legislation could also dampen the growth in use of the Web, decrease the acceptance of the Web as a communications and commercial medium, or require us to incur significant expense in complying with any new regulations. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web.
The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on our international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Web regulated by the FCC in the same manner as other telecommunications services. Because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Web, potentially decreasing the demand for our products and media properties. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. Also, Congress recently passed (and the President has signed into law) the Digital Millenium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Congress also recently passed (and the President has signed into law) the Children's Online Protection Act and the Children's Online Privacy Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. We are currently reviewing this legislation, and cannot currently predict the effect, if any, that it would have on our business if passed into law. There can be no assurance that such legislation will not impose significant additional costs on our business or subject us to additional liabilities. In addition, a number of other countries have announced or are considering additional regulation. For example, the European Commission is expected in the near future to propose a directive concerning the liability of online service providers for activities that take place using their services. Such laws and regulations could fundamentally impair our ability to provide Internet navigation or other services, or substantially increase the cost of doing so. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain. We may be subject to claims that our services violate such laws. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could have a material adverse effect on our business, operating results, and financial condition.

     Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate our transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified, or new laws enacted, in the future. Any such developments could have a material adverse effect on our business, results of operations, and financial condition.

     LIABILITY FOR THE COMPANY'S SERVICES

     We host a wide variety of information, community, communications and commerce services that enable individuals to exchange information, conduct business and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against us for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of information that may be posted online by our users. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, we could be exposed to liability with respect to the selection of listings that may be accessible through our Yahoo!-branded products and media properties, or through content and materials that may be posted by users in classifieds, message board, clubs, chat room, or other interactive community-building services. Such claims might include, among others, that by providing hypertext links to websites operated by third parties, we are liable for copyright or trademark infringement or other wrongful actions by such third parties through such websites, or that we are responsible for legal injury caused by statements made to, or actions taken by, participants in our message board services, Yahoo! Clubs, or other community building services. It is also possible that if any information provided through our services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against us for losses incurred in reliance on such information. We offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email (spamming), lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Investigating and defending such claims is expensive, even to the extent such claims do not result in liability.

     We also periodically enter into arrangements to offer third-party products and services under the Yahoo! brand or via distribution on Yahoo! properties. For example, we recently announced an agreement with GeoCities under which GeoCities will offer free home page services and certain related products to Yahoo! users. We also recently announced an arrangement with broadcast.com, an Internet-based broadcast network, whereby links to broadcast.com's site and content will be distributed via Yahoo! properties. These business arrangements involve additional legal risks, such as potential liabilities for content posted by free home page users or made available by other third-party providers. We may be subject to claims concerning such services or content by virtue of our involvement in marketing, branding or providing access to such services, even if we do not ourselves host, operate, or provide such services. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate.

     In October 1998, we acquired Yoyodyne, a direct marketing firm. Yoyodyne's business involves substantial use of sweepstakes, contests and similar promotional events in order to solicit user registration and involvement in direct marketing relationships. Sweepstakes and contests are subject to extensive government regulation throughout the world, including different regulatory schemes under states and territories in the United States, and may be subject to laws governing lotteries and gambling.
Although we intend to operate these events to fall within exemptions from such laws, such exemptions may not be available. In addition, we anticipate that in the near future substantial additional federal, state and international regulations may be adopted relating to user privacy and the collection and utilization of user information. To the extent that we do not effectively comply with such regulations, or if such regulations materially impair our ability to effectively utilize direct marketing, our business, results of operations, and financial condition could be materially and adversely affected.

     POTENTIAL COMMERCE-RELATED LIABILITIES AND EXPENSES

     As part of our business, we enter into agreements with sponsors, content providers, service providers, and merchants under which we are entitled to receive a share of revenue from the purchase of goods and services by users of our online properties. Such arrangements may expose us to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liability that may be imposed.

     We recently began offering a Yahoo!-branded VISA credit card, which includes a "rewards" program entitling card users to receive points that may be redeemed for merchandise, such as books or music. This arrangement exposes us to certain additional risks and expenses, including those relating to compliance with consumer protection laws, loss of customer data, disputes over redemption procedures and rules, products liability, sales taxation and liabilities associated with any failure in performance by participating merchants.

     In June 1998, we completed the acquisition of Viaweb, a provider of software and reporting tools for the operation of online commerce websites. We intend to use the Viaweb technology to host and promote online stores on behalf of third-party merchants, the operation and maintenance of which will be largely under the independent control of such merchants. These activities expose us to a number of additional risks and uncertainties, including:

     - potential liabilities for illegal activities that may be conducted by participating merchants;
     - products liability or other tort claims relating to goods or services sold through hosted commerce sites;
     -    consumer fraud and false or deceptive advertising or sales practices;
     -    breach of contract claims relating to merchant transactions;
     - claims that materials included in merchant sites or sold by merchants through these sites infringe third-party patents, copyrights, trademarks or other intellectual property rights, or are libelous, defamatory or in breach of third-party confidentiality or privacy rights;
     - claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from e-commerce transactions; and
     - claims that may be brought by merchants as a result of their exclusion from our commerce services or losses resulting from any downtime or other performance failures in our hosting services.

Although we maintain liability insurance, insurance may not cover these claims or may not be adequate. Even to the extent such claims do not result in material liability, investigating and defending such claims is expensive.

     In September 1998, we launched Yahoo! Auctions, a free service that hosts online auctions for a wide variety of goods and services. Auction services expose the Company to a number of significant additional risks. For example, while we do not pre-screen the types of goods offered on Yahoo! Auctions, we are aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local, state or federal authorities may be traded on Yahoo! Auctions. We might not be able to prevent the unlawful exchange of goods on our service, and may be subject to civil or criminal liability for unlawful activities carried out by users through our service. In addition, while we take no responsibility for delivery of payment or goods to any user of Yahoo! Auctions, we anticipate that users who did not receive the purchase price or the goods that were to have been exchanged may register complaints with us or seek to hold us liable. We also anticipate that we will receive complaints from buyers as to the quality of the goods purchased through Yahoo! Auctions, as well as complaints alleging that comments posted by participants of the service concerning other participants are unfair or defamatory. Any claims or litigation arising from Yahoo! Auctions could be costly. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of Yahoo! Auctions could damage our reputation and diminish the value of our brand name. We have also received in the past, and anticipate that we will receive in the future, communications alleging that certain items sold through Yahoo! Auctions, or text and images posted by users in auction listings, infringe third-party copyrights, trademarks or other intellectual property rights. While our user policies prohibit the sale of goods and posting of materials which may infringe third-party intellectual property rights, an allegation of infringement may result in costly litigation.

     YEAR 2000 IMPLICATIONS

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. We are in the process of assessing the Year 2000 issue and expect to complete the program by the spring of 1999. We have not incurred material costs to date in this process, and currently do not believe that the cost of additional actions will have a material effect on our results of operations or financial condition. Although we currently believe that our systems are Year 2000 compliant in all material respects, our current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although we are not aware of any material operational issues or costs associated with preparing our internal systems for the Year 2000, we may experience serious unanticipated negative consequences (such as significant downtime for one or more Yahoo! media properties) or material costs caused by undetected errors or defects in the technology used in our internal systems. In addition, we utilize third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as our security system, building equipment and non-IT systems embedded microcontrollers that may not be Year 2000 compliant.
 We are in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of our non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software or content to operate properly with regard to the year 2000 and thereafter could require us to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on our business, results of operations, and financial condition. We have not yet fully developed a comprehensive contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. We do not currently have any information about the Year 2000 status of our advertising customers.
However, these expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could have a material adverse effect on our business, results of operations, and financial condition.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

     A key part of our strategy is to develop Yahoo!-branded online properties in international markets. We have developed and operate, through joint ventures with SOFTBANK and related entities, versions of Yahoo! localized for Japan, Germany, France, the United Kingdom, and Korea. We offer a version of Yahoo! localized for Canada under an agreement with Rogers Communications, and we operate localized or mirror versions of Yahoo! through wholly-owned subsidiaries in Australia, Denmark, Italy, Norway, Sweden, and Singapore. We also offer Yahoo! guides in Spanish and Mandarin Chinese.

     To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally. We rely on the efforts and abilities of our foreign business partners in such activities. We also believe that in light of substantial anticipated competition, we will need to move quickly into international markets in order to effectively obtain market share. We may not be able to do so. We expect to continue to experience higher costs as a percentage of revenues in connection with international online properties. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets may be slower in adoption of the Internet as an advertising and commerce medium. We may experience difficulty in managing international operations as a result of distance as well as language and cultural differences. We or our partners may not be able to successfully market and operate our products and services in foreign markets. In addition, in a number of international markets we face substantial competition from ISPs, some of which have a dominant market share in their territories, that offer or may offer their own navigational service.

     In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including:

     -    unexpected changes in regulatory requirements;
     -    trade barriers;
     -    difficulties in staffing and managing foreign operations;
     -    longer payment cycles;
     -    problems in collecting accounts receivable;
     -    political instability;
     -    export restrictions;
     -    export controls relating to encryption technology;
     - seasonal reductions in business activity in certain other parts of the world; and
     -    potentially adverse tax consequences.

One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results, and financial condition.

     CONCENTRATION OF STOCK OWNERSHIP

     As of September 30, 1998, our directors and executive officers, and their affiliates beneficially owned approximately 58% of the outstanding stock. As of September 30, 1998, SOFTBANK owned approximately 30% of the outstanding stock. As a result of their ownership, the directors, executive officers, and significant shareholders (including SOFTBANK) collectively are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

     ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

     The Board of Directors has the authority to issue up to 10,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. We have no present plans to issue shares of Preferred Stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the stock. In addition, our charter documents do not permit cumulative voting and provide that, at such time as the Company has at least six directors, the Board of Directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third-party to gain control of the Board of Directors.

     SHARES ELIGIBLE FOR FUTURE SALE

     As of September 30, 1998, we had outstanding 97,858,392 shares of Common Stock, and options to purchase a total of 24,492,540 shares of Common Stock under our stock option plans, including shares issued and options assumed in the recent acquisitions of Viaweb and WebCal. Of these shares, an estimated number of 6,643,218 shares recently issued in connection with acquisitions and investments have been available for resale pursuant to registration statements filed by the Company with the SEC. Sales of substantial amounts of such shares in the public market or the prospect of such sales could adversely affect the market price of the stock.

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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


ITEM 2.   CHANGES IN SECURITIES

     Yahoo! Inc. made the following unregistered sales of the Company's Common Stock in the quarter ended September 30, 1998:

                                                                                   PERSONS OR CLASS
TRANSACTION        AMOUNT OF          NAME OF UNDERWRITER    CONSIDERATION     OF PERSONS TO WHOM THE        EXEMPTION FROM
  DATE           SECURITIES SOLD      OR PLACEMENT AGENT        RECEIVED        SECURITIES WERE SOLD      REGISTRATION CLAIMED
-----------      ---------------      -------------------    -------------     ----------------------     --------------------
7/14/98       2,726,880 Shares (1)              None               (1)         SOFTBANK Holdings, Inc.    Section 4(2) of the
                                                                                                          Securities Act of 1933,
                                                                                                          as amended

7/17/98         270,954 Shares (2)              None               (2)         Stockholders of WebCal     Section 4(2) of the
                                                                               Corporation                Securities Act of 1933,
                                                                                                          as amended

(1) Pursuant to a Stock Purchase Agreement dated July 7, 1998, between Yahoo! and SOFTBANK Holdings, Inc., on July 14, 1998 the Company received $250,000,000 in exchange for 2,726,880 shares of Yahoo! Common Stock.

(2) Pursuant to an Agreement and Plan of Merger dated July 8, 1998, by and among Yahoo!, WC Acquisition Corporation, a wholly-owned subsidiary of Yahoo!, and WebCal Corporation ("WebCal"), on July 17, 1998 (the effective date of the acquisition), all outstanding shares of WebCal capital stock were converted into 270,954 shares of Yahoo! Common Stock. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on September 4, 1998.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

     a.   Reports on Form 8-K:

          1) On July 9, 1998, the Company filed a report on Form 8-K announcing its financial results for the quarter ended
               June 30, 1998, a 2-for-1 stock split, and a $250,000,000
               private placement of Common Stock to SOFTBANK Holdings, Inc.

          2) On September 4, 1998, the Company filed a report on Form 8-K/A (as an amended to Form 8-K filed on July 9, 1998) to announce that the number of shares of Common Stock registered for sale under previous Registration Statements on Forms S-3 and S-8 have been deemed to be increased to include the shares of Common Stock issued in connection with the two-for-one stock split effected on July 17, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       YAHOO! INC.



Dated: November 13, 1998               By: /s/  GARY VALENZUELA
                                           --------------------
                                           Gary Valenzuela
                                           Senior Vice President, Finance
                                           and Administration, and Chief
                                           Financial Officer
                                           (Principal Financial Officer)


Dated: November 13, 1998               By: /s/  JAMES J. NELSON
                                           --------------------
                                           James J. Nelson
                                           Vice President, Finance
                                           (Principal Accounting Officer)

                                     YAHOO! INC.

                                 INDEX TO EXHIBITS


                                                                      EXHIBIT
TITLE                                                                    NO.
-----                                                                 -------
Financial Data Schedule............................................      27