Form 10-Q/A
period 1998-06-30
YAHOO INC
filed 1999-01-21
CIK 1011006

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A


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

                            3420 Central Expressway
                         Santa Clara, California 95051
                 --------------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 731-3300


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes[X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; reflects the two-for-one stock split which was effective on August 3, 1998.

           Class                            Outstanding at June 30, 1998
--------------------------------            ----------------------------
Common Stock, $0.00033 par value                    93,683,120

        AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

After discussions with the Staff at the Securities and Exchange Commission (the "Staff"), Yahoo! has adjusted the allocation of the purchase price related to the June 1998 acquisition of Viaweb Inc. Although Yahoo!, with the concurrence of its independent accountants, believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has accepted the Staff's view with respect to these matters. This amended filing contains related financial information and disclosures as of and for the three and six month periods ended June 30, 1998. See Note 1 to the Condensed Consolidated Financial Statements.

                               TABLE OF CONTENTS


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
         (unaudited and restated):

         Condensed Consolidated Balance Sheets
             at June 30, 1998 and December 31, 1997                        4

         Condensed Consolidated Statements of Operations
             for the three and six months ended June 30, 1998 and 1997     5

         Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 1998 and 1997               6

         Notes to Condensed Consolidated Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                40

Item 2.  Changes in Securities                                            40

Item 3.  Defaults Upon Senior Securities                                  41

Item 4.  Submission of Matters to a Vote of Security Holders              41

Item 5.  Other Information                                                41

Item 6.  Exhibits and Reports on Form 8-K                                 41

Signatures                                                                42

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   YAHOO! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 June 30,       December 31,
                                                                   1998             1997
                                                              --------------   --------------
                                                                (restated)
ASSETS
Current assets:
        Cash and cash equivalents                             $  89,278,000    $  62,538,000
        Short-term investments in marketable securities          53,852,000       27,772,000
        Accounts receivable, net                                 16,795,000       10,986,000
        Prepaid expenses                                          4,211,000        5,893,000
                                                              --------------   --------------
              Total current assets                              164,136,000      107,189,000

Long-term investments in marketable securities                    4,106,000       16,702,000
Property and equipment, net                                       8,987,000        7,035,000
Investment in Yahoo! Japan                                        2,864,000        2,828,000
Other assets                                                     46,036,000        8,130,000
                                                              --------------   --------------
                                                              $ 226,129,000    $ 141,884,000
                                                              ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                      $   4,483,000    $   4,711,000
        Accrued expenses and other current liabilities           19,490,000       12,481,000
        Deferred revenue                                         18,533,000        4,852,000
        Due to related parties                                    1,517,000        1,412,000
                                                              --------------   --------------
              Total current liabilities                          44,023,000       23,456,000
                                                              --------------   --------------

Deferred tax liability                                            6,000,000               -
Minority interests in consolidated subsidiaries                     961,000         716,000

Shareholders' equity:
        Common Stock                                                 21,000           20,000
        Additional paid-in capital                              206,636,000      146,106,000
        Accumulated deficit                                     (31,166,000)     (27,971,000)
        Cumulative translation adjustment                          (346,000)        (443,000)
                                                              --------------   --------------
              Total shareholders' equity                        175,145,000      117,712,000
                                                              --------------   --------------
                                                              $ 226,129,000    $ 141,884,000
                                                              ==============   ==============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   YAHOO! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended               Six Months Ended
                                                            ----------------------------    -----------------------------
                                                              June 30,        June 30,        June 30,        June 30,
                                                                1998            1997            1998            1997
                                                            -------------   -------------   -------------   -------------
                                                             (restated)                      (restated)
Net revenues                                                $ 41,210,000    $ 14,107,000    $ 71,416,000    $ 24,172,000
Cost of revenues                                               5,137,000       2,318,000       9,054,000       3,755,000
                                                            -------------   -------------   -------------   -------------
      Gross profit                                            36,073,000      11,789,000      62,362,000      20,417,000
                                                            -------------   -------------   -------------   -------------

Operating expenses:
        Sales and marketing                                   20,044,000       9,448,000      36,140,000      16,863,000
        Product development                                    4,892,000       2,444,000       9,426,000       4,693,000
        General and administrative                             2,227,000       1,613,000       4,219,000       2,910,000
        Amortization of intangibles                              290,000               -         290,000               -
        Other - nonrecurring costs                            15,000,000      21,245,000      15,000,000      21,245,000
                                                            -------------   -------------   -------------   -------------
              Total operating expenses                        42,453,000      34,750,000      65,075,000      45,711,000
                                                            -------------   -------------   -------------   -------------

Loss from operations                                          (6,380,000)    (22,961,000)     (2,713,000)    (25,294,000)
Investment income, net                                         1,848,000       1,227,000       3,294,000       2,618,000
Minority interests in operations
        of consolidated subsidiaries                             112,000         182,000         355,000         384,000
                                                            -------------   -------------   -------------   -------------

Income (loss) before income taxes                             (4,420,000)    (21,552,000)        936,000     (22,292,000)

Provision for income taxes                                     3,060,000               -       4,131,000               -
                                                            -------------   -------------   -------------   -------------

Net loss                                                    $ (7,480,000)   $(21,552,000)   $ (3,195,000)   $(22,292,000)
                                                            =============   =============   =============   =============

Net loss per share - basic and diluted                      $      (0.08)   $      (0.25)   $      (0.04)   $      (0.26)
                                                            =============   =============   =============   =============
Weighted average common shares and equivalents
        used in per share calculation - basic and diluted     89,008,000      86,292,000      87,556,000      85,378,000
                                                            =============   =============   =============   =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   YAHOO! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                 -----------------------------
                                                                                    June 30,       June 30,
                                                                                      1998           1997
                                                                                 -------------   -------------
                                                                                   (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $ (3,195,000)   $(22,292,000)
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                                           2,829,000         862,000
            Compensation expense on stock option grants                               314,000         173,000
            Minority interests in operations of consolidated subsidiaries            (355,000)       (384,000)
            Nonrecurring costs                                                     15,000,000      21,245,000
            Changes in assets and liabilities, net of effects of acquisition:
                Accounts receivable, net                                           (5,757,000)     (2,140,000)
                Prepaid expenses and other assets                                   2,340,000      (5,826,000)
                Accounts payable                                                     (440,000)       (140,000)
                Accrued expenses and other current liabilities                      5,133,000       2,109,000
                Deferred revenue                                                   13,675,000         519,000
                Due to related parties                                                105,000         (33,000)
                                                                                 -------------   -------------
Net cash provided by (used in) operating activities                                29,649,000      (5,907,000)
                                                                                 -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                         (3,556,000)     (2,289,000)
     Cash acquired in acquisition of Viaweb Inc. (Note 4)                              26,000               -
     Purchases of investments in marketable securities                            (60,726,000)    (17,425,000)
     Sales and maturities of investments in marketable securities                  47,242,000      50,594,000
                                                                                 -------------   -------------
Net cash provided by (used in) investing activities                               (17,014,000)     30,880,000
                                                                                 -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock, net                                   13,408,000       2,113,000
     Proceeds from minority investors                                                 600,000         600,000
     Proceeds from lease obligations                                                        -       1,151,000
                                                                                 -------------   -------------
Net cash provided by financing activities                                          14,008,000       3,864,000
                                                                                 -------------   -------------
Effect of exchange rate changes on cash and cash equivalents                           97,000         (24,000)
                                                                                 -------------   -------------
Net change in cash and cash equivalents                                            26,740,000      28,813,000
Cash and cash equivalents at beginning of period                                   62,538,000      33,547,000
                                                                                 -------------   -------------
Cash and cash equivalents at end of period                                       $ 89,278,000    $ 62,360,000
                                                                                 =============   =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   YAHOO! INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - THE COMPANY, BASIS OF PRESENTATION, AND RESTATEMENT

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

         These financial statements should be read in conjunction with the consolidated financial statements and related notes incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain prior period balances have been reclassified to conform to current period presentation. The condensed consolidated financial statements for the periods ended June 30, 1997 have been restated to reflect the October 1997 acquisition of Four11 Corporation which was accounted for as a pooling of interests. All share numbers in this Report reflect the two-for-one stock split which was effective on August 3, 1998.

         The accompanying condensed consolidated financial statements as of June 30, 1998 and for the three and six month periods ended June 30, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the June 1998 acquisition of Viaweb Inc. ("Viaweb", see
Note 4). After discussions with the Staff of the Securities and Exchange Commission (the "Staff"), the Company has revised the original accounting for the purchase price allocation and the related amortization of intangibles. Although Yahoo!, with the concurrence of its independent accountants, believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has accepted the Staff's view with respect to these matters. This resulted in a reduction in the amount of the charge for in-process research and development from $44,100,000 to $15,000,000 and an increase in the amounts allocated to purchased technology, deferred tax liability, and goodwill from $3,800,000, $0, and $432,000 to $15,000,000, $6,000,000, and $24,332,000,
respectively. The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and six month periods ended June 30, 1998 is as follows (in thousands except per share amounts, unaudited):

                                   Three Months Ended               Six Months Ended
                                      June 30, 1998                   June 30, 1998
                                      -------------                   -------------
Statements of Operations:        As Reported     Restated        As Reported     Restated
                                 -----------    ---------        -----------     --------
Cost of revenues                    $4,720        $5,137            $8,637        $9,054
Product development                  5,010         4,892             9,544         9,426
Amortization of intangibles              -           290                 -           290
Other - nonrecurring costs          44,100        15,000            44,100        15,000
Loss from operations               (34,891)       (6,380)          (31,224)       (2,713)
Net loss                           (35,991)       (7,480)          (31,706)       (3,195)
Net loss per share -
     basic and diluted              ($0.40)       ($0.08)           ($0.36)       ($0.04)

                                       June 30, 1998
                                       -------------
Balance Sheets:                  As Reported     Restated
                                 -----------    ---------
Other assets                       $11,525       $46,036
Total assets                       191,618       226,129
Deferred tax liability                   -         6,000
Accumulated deficit                (59,677)      (31,166)
Total shareholders' equity        $146,634      $175,145

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


NOTE 4 - ACQUISITION OF VIAWEB INC.

         On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb, a provider of software and services for hosting online stores, through the issuance of 787,182 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 122,252 shares of Yahoo! Common Stock. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Viaweb have been included with those of the Company for periods subsequent to the date of acquisition.

         The total purchase price of the acquisition was $48,559,000 including acquisition expenses of $1,750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

               In-process research and development           $15,000,000
               Purchased technology                           15,000,000
               Intangible assets                              24,332,000
               Deferred tax liability                         (6,000,000)
               Tangible assets acquired                          571,000
               Liabilities assumed                              (344,000)
                                                             -----------
                                                             $48,559,000
                                                             ===========

         As a result of discussions with the Staff, the Company has adjusted the allocation of the purchase price originally reported. Among the factors considered in discussions with the Staff in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over three and seven years, respectively. Amortization expense of purchased technology and other intangible assets was $417,000 and $290,000, respectively, during the quarter ended June 30, 1998. A deferred tax liability has been recognized for the difference between the assigned values for book purposes and the tax bases of assets in accordance with the provisions of Statement of Financial Accounting Standard No. 109.

         In addition, other factors were considered in discussions with the Staff in determining the value assigned to purchased in-process technology such as research projects in areas supporting the on-line store technology (including significant enhancement to the ability of the product to support multiple users and multiple servers), developing functionality to support the ability to process credit card orders, and enhancing the product's user interface developing functionality that would allow the product to be used outside of the United States.

         If none of these projects is successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased in-process technology in late 1998.


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

NOTE 7 - SUBSEQUENT EVENTS

STOCK SPLIT

         During July 1998, the Company's Board of Directors approved a two-for-one Common Stock split. Shareholders of record on July 17, 1998 (the record date) will be entitled to one additional share for every share held on that date. All share numbers in this Report reflect the two-for-one stock split which was effective on August 3, 1998.

PRIVATE PLACEMENT

         During July 1998, the Company entered into an agreement for a private placement of Common Stock to SOFTBANK Holdings, Inc., a 29% shareholder of the Company at June 30, 1998. On July 14, 1998, the Company received proceeds of $250,000,000 in exchange for 2,726,880 newly issued shares of Yahoo! Common Stock, bringing SOFTBANK's total ownership to approximately 31%. In connection with the transaction, the Company also agreed to provide registration rights comparable to the registration rights provided on the shares acquired by SOFTBANK prior to the Company's April 1996 initial public offering. The shares purchased by SOFTBANK are subject to a pre-existing agreement, entered into in 1996, that prohibits SOFTBANK from purchasing additional shares of the Company's capital stock if such purchase would result in SOFTBANK owning more than 35% of the Company's capital stock (assuming the exercise of all outstanding options and warrants to purchase capital stock). These restrictions terminate on the earlier of March 12, 2001, or in the event that the Company's founders, David Filo and Jerry Yang, own beneficially less than 7,500,000 shares of the Company's Common Stock, in the aggregate. Also, SOFTBANK's maximum permitted percentage ownership increases to 49.5% of the Company's capital stock (excluding options and warrants to purchase capital stock) in the event that Messrs. Filo and Yang beneficially own in the aggregate less than 12,000,000 shares of Common Stock. The agreements also prohibit SOFTBANK from disposing of shares representing more than 5% of the Company's capital stock without approval of the Company's Board of Directors (other than in public market sales under Rule 144 or pursuant to a registration statement filed by the Company).

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

         On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb, a provider of software and services for hosting online stores, through the issuance of 787,182 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 122,252 shares of Yahoo! Common Stock. The acquisition was accounted for as a purchase in accordance with APB Opinion No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Viaweb have been included with those of the Company for periods subsequent to the date of acquisition.

         The total purchase price of the acquisition was $48,559,000 including acquisition expenses of $1,750,000. Of the purchase price, $15,000,000 was assigned to in-process research and development and expensed upon the consummation of the acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.

         As a result of discussions with the Staff, the Company has adjusted the allocation of the purchase price originally reported. Among the factors were considered in discussions with the Staff in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over three and seven years, respectively. Amortization expense of purchased technology and other intangible assets was $417,000 and $290,000, respectively, during the quarter ended June 30, 1998. A deferred tax liability has been recognized for the difference between the assigned values for book purposes and the tax bases of assets in accordance with the provisions of Statement of Financial Accounting Standard No. 109.

         In addition, other factors were considered in discussions with the Staff in determining the value assigned to purchased in-process technology such as research projects in areas supporting the on-line store technology (including significant enhancement to the ability of the product to support multiple users and multiple servers), developing functionality to support the ability to process credit card orders, and enhancing the product's user interface developing functionality that would allow the product to be used outside of the United States.

         If none of these projects is successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in-process could impair the value of other intangible assets acquired. The Company expects to begin to benefit from the purchased in-process technology in late 1998.

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

     COST OF REVENUES

         Cost of revenues consist of the expenses associated with the production and usage of Yahoo! online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, amortization of purchased technology, equipment depreciation, and compensation. Cost of revenues, as restated, were $5,137,000 and $9,054,000 for the second quarter and first half of 1998, respectively, or 12% and 13% of net revenues, as compared to $2,318,000 and $3,755,000, or 16% of net revenues, in the corresponding periods in fiscal 1997. The absolute dollar increase in cost of revenues is primarily attributable to an increase in the quantity of content available on Yahoo! online media properties, the increased usage of these properties, and the amortization of the technology purchased in the Viaweb acquisition. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of 115 million page views per day in June 1998 compared with an average of over 38 million page views per day in June 1997. Yahoo! Japan, an unconsolidated joint venture of the Company which began operations in April 1996, is included in these page views figures and accounted for an average of approximately 8 million page views per day in June 1998 and an average of over 3 million page views per day in June 1997. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future. The Company currently anticipates cost of revenues will be in the range of 10% to 13% of net revenues for the remainder of 1998.

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

     PRODUCT DEVELOPMENT

         Product development expenses, as restated, were $4,892,000 for the quarter ended June 30, 1998, or 12% of net revenues as compared to $2,444,000, or 17% of net revenues for the quarter ended June 30, 1997. For the six months ended June 30, 1998, product development expenses were $9,426,000, or 13% of net revenues as compared to $4,693,000, or 19% of net revenues for the six months ended June 30, 1997. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! online media properties. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. To date, all internal product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, the Company currently anticipates that product development expenses will approximate current levels during the remainder of 1998.

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

     AMORTIZATION OF INTANGIBLES

         As part of the Viaweb acquisition, the Company recorded an intangible asset related to goodwill in the amount of $24,332,000, as restated. This asset is being amortized over a seven year period beginning in June 1998.

     OTHER - NONRECURRING COSTS

         On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb through the issuance of 787,182 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 122,252 shares of Yahoo! Common Stock. During the quarter ended June 30, 1998, the Company recorded a nonrecurring charge of $15,000,000, as restated, for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

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

     INCOME TAXES

         Based on the current estimate of operating results and certain other factors, the Company expects its effective tax rate, before the effect of the non-deductible charges of $15,000,000 for acquired in-process research and development and amortization of intangible assets, will approximate 25% for fiscal year 1998. Before the effect of these charges, the tax rate was approximately 27% for the quarter ended June 30, 1998 and 25% for the six months ended June 30, 1998. These rates are lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards, the utilization of research and development credits, and the change in the valuation allowance on temporary differences. The Company believes sufficient uncertainty exists regarding the realizability of its remaining deferred tax assets such that a full valuation allowance continues to be required. The portion of the deferred tax assets attributable to the exercise of employee stock options is reflected in the U.S. net operating loss carryforward, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets related to employee stock option exercises are currently expected to increase through fiscal year 1998.

     NET LOSS

         The Company recorded a net loss, as restated, of $7,480,000 or $0.08 per share for the quarter ended June 30, 1998. Excluding the effect of the nonrecurring charge of $15,000,000 incurred in connection with the acquisition of Viaweb and the amortization of $417,000 and $290,000 from the related purchased technology and intangible assets, the Company earned $8,227,000 or $0.08 per share diluted. The Company recorded a net loss of $21,552,000 or $0.25 per share for the quarter ended June 30, 1997. Excluding the effect of the nonrecurring charge of $21,245,000 incurred in connection with the Visa agreement, the Company recorded a net loss of $307,000 or $0.00 per share.

         For the six month period ended June 30, 1998, the Company recorded a net loss of $3,195,000 or $0.04 per share. Excluding the effect of the nonrecurring charge of $15,000,000 incurred in connection with the acquisition of Viaweb and the amortization of $417,000 and $290,000 from the related purchased technology and intangible assets, the Company earned $12,512,000 or $0.12 per share diluted. For the six month period ended June 30, 1997, the Company recorded a net loss of $22,292,000 or $0.26 per share. Excluding the effect of the nonrecurring charge of $21,245,000, the Company recorded a net loss of $1,047,000 or $0.01 per share.

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

         For the six months ended June 30, 1998, cash provided by operating activities of $29,649,000 was primarily due to earnings, before the nonrecurring charge of $15,000,000, and increases in deferred revenue (due to invoicing and cash receipts in excess of revenue) and accrued liabilities. For the six months ended June 30, 1997, cash used in operating activities of $5,907,000 was primarily due to increases in prepaid expenses and other assets, which resulted primarily from a $5,000,000 one-time non-refundable license payment to Netscape under the Netscape Guide by Yahoo! agreement and a $1,000,000 payment to Netscape under the Premier Provider agreement.

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

         As of June 30, 1998, the Company had an accumulated deficit of $31,166,000. The limited operating history of the Company and the uncertain nature of the markets addressed by the Company make the prediction of future results of operations difficult or impossible. The Company believes that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. In particular, although the Company has experienced strong revenue growth during the first half of 1998, management does not believe that this level of revenue growth will be sustained in future periods. In addition, the Company currently expects to continue to significantly increase its operating expenses to expand its sales and marketing operations, to continue to develop and extend the Yahoo! brand, to fund greater levels of product development, to develop and commercialize additional media properties, and to acquire complementary businesses and technologies. As a result of these factors, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis.

         On June 10, 1998, the Company completed the acquisition of Viaweb Inc., a provider of software and services for hosting online stores, in exchange for 787,182 shares of the Company's Common Stock and assumption of options to purchase an aggregate of 122,252 shares of the Company's Common Stock. The Company incurred a one-time charge of $15,000,000 in the quarter ended June 30, 1998 for acquired in-process technology and expenses associated with the transaction. As a result of the expense incurred in the quarter ended June 30, 1998, the Company reported a net loss for such quarter and may report a net loss for the year ending December 31, 1998.

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

     VOLATILITY OF STOCK PRICE

         The trading price of the Company's Common Stock has been and may continue to be subject to wide fluctuations. During the six months ended June 30, 1998, the highest and lowest reported closing sale prices (adjusted for August 3, 1998 stock split) of the Company's Common Stock on the NASDAQ Stock Market were $78.75 and $29.03, respectively. Trading prices of the Common Stock may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by the Company or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company, and news reports relating to trends in the Company's markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance.

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

     SHARES ELIGIBLE FOR FUTURE SALE

         As of June 30, 1998, the Company had outstanding 93,683,120 shares of Common Stock, and options to purchase a total of 23,141,384 shares of the Company's Common Stock under the Company's stock option plans, including shares issued and options assumed in the recent acquisition of Viaweb. Of these shares, an estimated number of 6,372,264 shares recently issued in connection with acquisitions and investments have been or will be available for resale pursuant to registration statements filed by the Company with the SEC. Sales of substantial amounts of such shares in the public market or the prospect of such sales could adversely affect the market price of the Company's Common Stock.

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


ITEM 2.  CHANGES IN SECURITIES

         Yahoo! Inc. made the following unregistered sales of the Company's Common Stock in the quarter ended June 30, 1998:

------------------ ---------------------- ------------------ ------------------ ------------------ ---------------
TRANSACTION DATE   AMOUNT OF SECURITIES   NAME OF            CONSIDERATION      PERSONS OR CLASS   EXEMPTION FROM
                   SOLD                   UNDERWRITER OR     RECEIVED           OF PERSONS TO      REGISTRATION
                                          PLACEMENT AGENT                       WHOM THE           CLAIMED
                                                                                SECURITIES WERE
                                                                                SOLD
------------------ ---------------------- ------------------ ------------------ ------------------ ---------------
------------------ ---------------------- ------------------ ------------------ ------------------ ---------------
6/10/98            787,182 Shares (1)     None               (1)                Stockholders of    Section 4(2) of
                                                                                Viaweb Inc.        the Securities
                                                                                                   Act of 1933, as
                                                                                                   amended
------------------ ---------------------- ------------------ ------------------ ------------------ ---------------

(1) Pursuant to an Agreement and Plan of Merger dated June 4, 1998, by and among Yahoo!, XY Acquisition Corporation, a wholly-owned subsidiary of Yahoo!, and Viaweb Inc. ("Viaweb"), on June 10, 1998 (the effective date of the acquisition), all outstanding shares of Viaweb capital stock were converted into 787,182 shares of Yahoo! Common Stock. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 12, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q/A.

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


                                    YAHOO! INC.



Dated: January 21, 1999             By:  /s/  Gary Valenzuela
                                         -------------------------
                                         Gary Valenzuela
                                         Senior Vice President, Finance
                                         and Administration, and Chief
                                         Financial Officer
                                         (Principal Financial Officer)


Dated: January 21, 1999             By:  /s/  James J. Nelson
                                         -------------------------
                                         James J. Nelson
                                         Vice President, Finance
                                         (Principal Accounting Officer)

                                  YAHOO! INC.

                               INDEX TO EXHIBITS

                                                                        Exhibit
Title                                                                       No.
-----                                                                       ---
Financial Data Schedule .....................................................27