Form 10-Q/A
period 1998-09-30
YAHOO INC
filed 1999-01-21
CIK 1011006

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

                          Commission File Number 0-28018

                                    YAHOO! INC.
               (Exact name of registrant as specified in its charter)

          California                                       77-0398689
  --------------------------------                    --------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


                              3420 Central Expressway
                            Santa Clara, California 95051
                      (Address of principal executive offices)

        Registrant's telephone number, including area code:  (408) 731-3300
                                                            ---------------

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

     AMENDED FILING OF FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

After discussions with the Staff at the Securities and Exchange Commission (the "Staff"), Yahoo! has adjusted the allocation of the purchase price related to the June 1998 acquisition of Viaweb Inc. Although Yahoo!, with the concurrence of its independent accountants, believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has accepted the Staff's view with respect to these matters. This amended filing contains related financial information and disclosures as of and for the three and nine month periods ended September 30, 1998. See
Note 1 to the Condensed Consolidated Financial Statements.

                                    YAHOO! INC.

                                 TABLE OF CONTENTS


PART I.     FINANCIAL INFORMATION                                        PAGE NO.
Item 1.     Condensed Consolidated Financial Statements
            (unaudited and restated):

            Condensed Consolidated Balance Sheets
              at September 30, 1998 and December 31, 1997                    4

            Condensed Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 1998 and 1997                                    5

            Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1998 and 1997          6

            Notes to Condensed Consolidated Financial Statements             7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                42

Item 2.     Changes in Securities                                            42

Item 3.     Defaults Upon Senior Securities                                  43

Item 4.     Submission of Matters to a Vote of Security Holders              43

Item 5.     Other Information                                                43

Item 6.     Exhibits and Reports on Form 8-K                                 43

Signatures                                                                   44

PART I -      FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                   YAHOO! INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                             September 30,             December 31,
                                                                                 1998                      1997
                                                                         --------------------      --------------------
                                                                              (restated)
ASSETS
Current assets:
        Cash and cash equivalents                                              $ 161,867,000             $  62,538,000
        Short-term investments in marketable securities                          226,710,000                27,772,000
        Accounts receivable, net                                                  19,840,000                10,986,000
        Prepaid expenses                                                           3,674,000                 5,893,000
                                                                         --------------------      --------------------
              Total current assets                                               412,091,000               107,189,000

Long-term investments in marketable debt securities                               43,515,000                16,702,000
Long-term investments in marketable equity securities                             18,359,000                         -
Property and equipment, net                                                       10,766,000                 7,035,000
Other assets                                                                      45,395,000                10,958,000
                                                                         --------------------      --------------------
                                                                               $ 530,126,000             $ 141,884,000
                                                                         --------------------      --------------------
                                                                         --------------------      --------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                       $   5,840,000             $   4,711,000
        Accrued expenses and other current liabilities                            22,567,000                12,481,000
        Deferred revenue                                                          28,614,000                 4,852,000
        Due to related parties                                                     1,127,000                 1,412,000
                                                                         --------------------      --------------------
              Total current liabilities                                           58,148,000                23,456,000
                                                                         --------------------      --------------------

Deferred tax liability                                                             6,000,000                         -
Minority interests in consolidated subsidiaries                                      951,000                   716,000

Shareholders' equity:
        Common Stock                                                                  23,000                    20,000
        Additional paid-in capital                                               470,774,000               146,106,000
        Accumulated deficit                                                      (17,345,000)              (27,971,000)
        Unrealized gains on available-for-sale securities, net of tax             11,905,000                         -
        Cumulative translation adjustment                                           (330,000)                 (443,000)
                                                                         --------------------      --------------------
              Total shareholders' equity                                         465,027,000               117,712,000
                                                                         --------------------      --------------------
                                                                               $ 530,126,000             $ 141,884,000
                                                                         --------------------      --------------------
                                                                         --------------------      --------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   YAHOO! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                       Nine Months Ended
                                                  ----------------------------------     ----------------------------------
                                                   September 30,      September 30,       September 30,      September 30,
                                                        1998               1997               1998               1997
                                                  ---------------    ---------------     ---------------    ---------------
                                                     (restated)                             (restated)
Net revenues                                        $  53,620,000      $  18,134,000       $ 125,036,000      $  42,306,000
Cost of revenues                                        6,847,000          2,388,000          15,901,000          6,143,000
                                                    -------------      -------------       -------------      -------------
        Gross profit                                   46,773,000         15,746,000         109,135,000         36,163,000
                                                    -------------      -------------       -------------      -------------

Operating expenses:
        Sales and marketing                            22,887,000         11,938,000          59,027,000         28,801,000
        Product development                             5,356,000          2,920,000          14,782,000          7,613,000
        General and administrative                      2,441,000          1,591,000           6,660,000          4,501,000
        Amortization of intangibles                       869,000               --             1,159,000               --
        Other - nonrecurring costs                           --                 --            15,000,000         21,245,000
                                                    -------------      -------------       -------------      -------------
              Total operating expenses                 31,553,000         16,449,000          96,628,000         62,160,000
                                                    -------------      -------------       -------------      -------------

Income (loss) from operations                          15,220,000           (703,000)         12,507,000        (25,997,000)
Investment income, net                                  5,209,000          1,137,000           8,503,000          3,755,000
Minority interests in operations
        of consolidated subsidiaries                       10,000            247,000             365,000            631,000
                                                    -------------      -------------       -------------      -------------

Income (loss) before income taxes                      20,439,000            681,000          21,375,000        (21,611,000)

Provision for income taxes                              5,551,000               --             9,682,000               --
                                                    -------------      -------------       -------------      -------------

Net income (loss)                                   $  14,888,000      $     681,000       $  11,693,000      $ (21,611,000)
                                                    -------------      -------------       -------------      -------------
                                                    -------------      -------------       -------------      -------------


Net income (loss) per share:
              Basic                                 $        0.16      $        0.01       $        0.13      $       (0.25)
                                                    -------------      -------------       -------------      -------------
                                                    -------------      -------------       -------------      -------------
              Diluted                               $        0.13      $        0.01       $        0.11      $       (0.25)
                                                    -------------      -------------       -------------      -------------
                                                    -------------      -------------       -------------      -------------

Weighted average common shares and equivalents
  used in per share calculation:
              Basic                                    94,764,000         88,456,000          89,959,000         86,403,000
                                                    -------------      -------------       -------------      -------------
                                                    -------------      -------------       -------------      -------------
              Diluted                                 114,456,000        103,446,000         110,133,000         86,403,000
                                                    -------------      -------------       -------------      -------------
                                                    -------------      -------------       -------------      -------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   YAHOO! INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                         --------------------------------------
                                                                                           September 30,        September 30,
                                                                                                1998                 1997
                                                                                         -----------------    -----------------
                                                                                            (restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                      $  11,693,000        $ (21,611,000)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
         operating activities:
            Depreciation and amortization                                                       6,287,000            1,596,000
            Tax benefits from stock option plans                                                8,675,000                    -
            Compensation expense on stock option grants                                           471,000              333,000
            Minority interests in operations of consolidated subsidiaries                        (365,000)            (631,000)
            Nonrecurring costs                                                                 15,000,000           21,245,000
            Changes in assets and liabilities, net of effects of acquisition:
                Accounts receivable, net                                                       (8,802,000)          (3,910,000)
                Prepaid expenses and other assets                                               3,075,000           (7,951,000)
                Accounts payable                                                                  917,000              962,000
                Accrued expenses and other current liabilities                                  8,176,000            4,249,000
                Deferred revenue                                                               23,756,000            3,192,000
                Due to related parties                                                           (285,000)            (322,000)
                                                                                         -----------------    -----------------
Net cash provided by (used in) operating activities                                            68,598,000           (2,848,000)
                                                                                         -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                                     (6,389,000)          (4,044,000)
     Cash acquired in acquisitions                                                                233,000                    -
     Purchases of investments in marketable securities                                       (324,233,000)         (32,493,000)
     Sales and maturities of investments in marketable securities                              98,478,000           56,179,000
     Other investments                                                                         (5,445,000)            (299,000)
                                                                                         -----------------    -----------------
Net cash provided by (used in) investing activities                                          (237,356,000)          19,343,000
                                                                                         -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of Common Stock, net                                              267,374,000            4,176,000
     Proceeds from minority investors                                                             600,000              996,000
     Proceeds from lease obligations                                                                    -            1,297,000
                                                                                         -----------------    -----------------
Net cash provided by financing activities                                                     267,974,000            6,469,000
                                                                                         -----------------    -----------------

Effect of exchange rate changes on cash and cash equivalents                                      113,000              (63,000)
                                                                                         -----------------    -----------------

Net change in cash and cash equivalents                                                        99,329,000           22,901,000
Cash and cash equivalents at beginning of period                                               62,538,000           33,547,000
                                                                                         -----------------    -----------------

Cash and cash equivalents at end of period                                                  $ 161,867,000        $  56,448,000
                                                                                         -----------------    -----------------
                                                                                         -----------------    -----------------

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

     The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three and nine month periods ended September 30, 1998 have been restated to reflect a change in the original accounting for the purchase price allocation related to the June 1998 acquisition of Viaweb Inc. ("Viaweb", see Note 5). After discussions with the Staff of the Securities and Exchange Commission (the "Staff"), the Company has revised the original accounting for the purchase price allocation and the related amortization of intangibles. Although Yahoo!, with the concurrence of its independent accountants, believes that its original accounting treatment was in accordance with generally accepted accounting principles, it has accepted the Staff's view with respect to these matters. This resulted in a reduction in the amount of the charge for in-process research and development from $44,100,000 to $15,000,000 and an increase in the amounts allocated to purchased technology, deferred tax liability, and goodwill from $3,800,000, $0, and $432,000 to $15,000,000, $6,000,000, and $24,332,000, respectively.
The restatement does not affect previously reported net cash flows for the periods. The effect of this reallocation on previously reported condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 1998 is as follows (in thousands except per share amounts, unaudited):

                                 Three Months Ended       Nine Months Ended
                                 September 30, 1998       September 30, 1998
                                 ------------------       ------------------
Statements of Operations:     As Reported    Restated  As Reported    Restated
                              -----------    --------  -----------    --------
Cost of revenues                  $5,597      $6,847      $14,234     $15,901
Product development                5,709       5,356       15,253      14,782
Amortization of intangibles            -         869            -       1,159
Other - nonrecurring costs             -           -       44,100      15,000
Income (loss) from operations     16,986      15,220      (14,238)     12,507
Net income (loss)                 16,654      14,888      (15,052)     11,693
Net income (loss) per share:
     Basic                         $0.18       $0.16       ($0.17)      $0.13
     Diluted                       $0.15       $0.13       ($0.17)      $0.11

                                September 30, 1998
                                ------------------
Balance Sheets:              As Reported    Restated
                             -----------    --------
Other assets                     $12,650     $45,395
Total assets                     497,381     530,126
Deferred tax liability                 -       6,000
Accumulated deficit              (44,090)    (17,345)
Total shareholders' equity      $438,282    $465,027


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

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                   -----------------      -------------------
                                    1998       1997         1998       1997
                                   -------   -------      -------    --------
                                  (restated)             (restated)
Net income (loss)                  $14,888      $681      $11,693    ($21,611)
Unrealized gains on available-
     for-sale securities            11,905         -       11,905           -
Foreign currency translation
     gains (losses)                     16       (39)         113         (63)
                                   -------   -------      -------    --------
Comprehensive income (loss)        $26,809      $642      $23,711    ($21,674)
                                   -------   -------      -------    --------
                                   -------   -------      -------    --------

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

     The total purchase price of the acquisition was $48,559,000 including acquisition expenses of $1,750,000. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

          In-process research and development         $15,000
          Purchased technology                         15,000
          Intangible assets                            24,332
          Deferred tax liability                       (6,000)
          Tangible assets acquired                        571
          Liabilities assumed                            (344)
                                                      -------
                                                      $48,559
                                                      -------
                                                      -------

     As a result of discussions with the Staff, the Company has adjusted the allocation of the purchase price originally reported. Among the factors considered in discussions with the Staff in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over three and seven years, respectively. Amortization expense of purchased technology and other intangible assets was $1,250,000 and $869,000, respectively, during the quarter ended September 30, 1998 and was $1,667,000 and $1,159,000, respectively, for the nine month period then ended. A deferred tax liability has been recognized for the difference between the assigned values for book purposes and the tax bases of assets in accordance with the provisions of Statement of Financial Accounting Standard No. 109.

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


NOTE 6 - ACQUISITION OF WEBCAL CORPORATION

     On July 17, 1998, the Company completed the acquisition of WebCal Corporation ("WebCal"), a privately-held developer and marketer of Web-based calendaring and scheduling products, and publisher of EventCal, a comprehensive database of world-wide public events. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 270,954 shares of Yahoo! Common Stock for all of WebCal's outstanding shares. The historical operations of WebCal are not material to the Company's financial position or results of operations, therefore, prior period financial statements have not been restated for this acquisition. WebCal's accumulated deficit on July 17, 1998 was $1,067,000.


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

     Presented below is unaudited selected pro forma financial information, reflecting the combination, for the nine month periods ended September 30, 1998 and 1997 (in thousands except per share amounts):

                                                           Nine Months Ended
                                                             September 30,
                                                         --------------------
                                                            1998       1997
                                                         --------    --------
                                                         (restated)
Total revenues                                           $126,860     $43,866

Net income (loss)                                          $7,065    ($23,579)

Net income (loss) per share:
     Basic                                                  $0.08      ($0.27)
     Diluted                                                $0.06      ($0.27)

Weighted average common shares and equivalents
    used in per share calculation:
     Basic                                                 90,144      86,569
     Diluted                                              110,318      86,569

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

     As a result of discussions with the Staff, the Company has adjusted the allocation of the purchase price originally reported. Among the factors considered in discussions with the Staff in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over three and seven years, respectively. Amortization expense of purchased technology and other intangible assets was $1,250,000 and $869,000, respectively, during the quarter ended September 30, 1998 and was $1,667,000 and $1,159,000, respectively, for the nine month period then ended. A deferred tax liability has been recognized for the difference between the assigned values for book purposes and the tax bases of assets in accordance with the provisions of Statement of Financial Accounting Standard No. 109.

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

RESULTS OF OPERATIONS

   NET REVENUES

     Net revenues were $53,620,000 and $125,036,000 for the three and nine month periods ended September 30, 1998, respectively, which represent increases of 196% when compared with the corresponding periods in 1997. The increases are due primarily to the increasing number of advertisers purchasing space on Yahoo! online media properties as well as larger and longer term purchases by certain advertisers. Approximately 1,950 customers advertised on Yahoo! online media properties during the quarter ended September 30, 1998 as compared to approximately 1,200 during the third quarter of 1997. No one customer accounted for 10% or more of revenues during the three or nine month periods ended September 30, 1998 and 1997. International revenues have accounted for less than 10% of net revenues during the three and nine month periods ended September 30, 1998 and 1997. Barter revenues also represented less than 10% of net revenues during those periods. Advertising purchases by SOFTBANK, a 30% shareholder of the Company at September 30, 1998, and its related companies accounted for approximately 8% and 4% of net revenues in the three and nine month periods ended September 30, 1998 as compared to 4% and 5% in the corresponding periods in fiscal 1997. Contracted prices on these orders are comparable to those given to other major customers of the Company. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller and shorter term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the first three quarters of 1998, management does not believe that this level of revenue growth will be sustained in future periods.

   COST OF REVENUES

     Cost of revenues consist of the expenses associated with the production and usage of Yahoo! online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, amortization of purchased technology, equipment depreciation, and compensation. Cost of revenues, as restated, were $6,847,000 and $15,901,000 for the three and nine month periods ended September 30, 1998, respectively, or 13% of net revenues, as compared to $2,388,000 and $6,143,000, or 13% and 15% of net revenues, in the corresponding periods in fiscal 1997. The absolute dollar increase in cost of revenues is primarily attributable to an increase in the quantity of content available on Yahoo! online media properties, the increased usage of these properties, and the amortization of the technology purchased in the Viaweb acquisition. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on the Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of 144 million page views per day in September 1998 compared with an average of 50 million page views per day in September 1997. Yahoo! Japan, an unconsolidated joint venture of the Company which began operations in April 1996, is included in these page views figures and accounted for an average of approximately 11 million page views per day in September 1998 and an average of over 4 million page views per day in September 1997. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future. The Company currently anticipates cost of revenues will be in the range of 10% to 13% of net revenues for the fourth quarter of 1998.

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

   PRODUCT DEVELOPMENT

     Product development expenses, as restated, were $5,356,000 for the quarter ended September 30, 1998, or 10% of net revenues as compared to $2,920,000, or 16% of net revenues for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, product development expenses were $14,782,000, or 12% of net revenues as compared to $7,613,000, or 18% of
net revenues for the nine months ended September 30, 1997.    Product
development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! online media properties. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. To date, all internal product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, the Company currently anticipates that product development expenses will approximate current levels during the fourth quarter of 1998.

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

   INCOME TAXES

     Based on the current estimate of operating results and certain other factors, the Company expects its effective tax rate, before the effect of the non-deductible charges of $15,000,000 for acquired in-process research and development and amortization of intangible assets, will approximate 25% for fiscal year 1998. Before the effect of these charges, the tax rate was approximately 25% for the quarter and nine months ended September 30, 1998. This rate is lower than the statutory U.S. federal rate due primarily to the utilization of net operating loss carryforwards, the utilization of research and development credits, and the change in the valuation allowance on deferred tax assets. The Company continues to provide a valuation allowance on certain deferred assets which relate principally to foreign and acquired domestic net operating loss carryforwards. When realized, the tax benefit of the deferred tax assets attributable to the exercise of employee stock options will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets related to employee stock option exercises are currently expected to increase through fiscal year 1998.

   NET INCOME (LOSS)

     The Company recorded net income, as restated, of $14,888,000 or $0.13 per share diluted for the quarter ended September 30, 1998 compared to net income of $681,000 or $0.01 per share diluted for the quarter ended September 30, 1997. Excluding the effect of the amortization of $1,250,000 and $869,000 from the purchased technology and intangible assets purchased in the Viaweb acquisition, the Company earned $17,007,000 or $0.15 per share diluted for the quarter ended September 30, 1998. For the nine months ended September 30, 1998, the Company recorded net income of $11,693,000 or $0.11 per share diluted. Excluding the effect of the nonrecurring charge of $15,000,000 incurred in connection with the acquisition of Viaweb and the amortization of $1,667,000 and $1,159,000 from the related purchased technology and intangible assets, the Company earned $29,519,000 or $0.27 per share diluted. For the nine months ended September 30, 1997, the Company recorded a net loss of $21,611,000 or $0.25 per share diluted. Excluding the effect of the nonrecurring charge of $21,245,000 incurred in connection with the Visa agreement, the Company lost $366,000 or $0.00 per share diluted.

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

     For the nine months ended September 30, 1998, cash provided by operating activities of $68,598,000 was primarily due to earnings, before the nonrecurring charge of $15,000,000, increases in deferred revenue (due to invoicing and cash receipts in excess of revenue) and accrued liabilities, and tax benefits from stock option plans. For the nine months ended September 30, 1997, cash used in operating activities of $2,848,000 was primarily due to increases in prepaid expenses and other assets, which resulted primarily from a $5,000,000 one-time non-refundable license payment to Netscape under the Netscape Guide by Yahoo! agreement and a $2,900,000 payment to Netscape under the international Netscape Net Search program agreement, and an increase in accounts receivable, partially offset by increases in accrued liabilities and deferred revenue.

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

   ANTICIPATED INCREASES IN OPERATING EXPENSES; ANTICIPATED LOSSES

     As of September 30, 1998, we had an accumulated deficit of $17,345,000. Because of our limited operating history and the uncertain nature of the rapidly-changing markets we serve, we believe the prediction of future results of operations is difficult or impossible. In addition, we believe that period-to-period comparisons of our operating results are not meaningful. You should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth during the first nine months of 1998, we do not believe that this level of revenue growth will be sustained in future periods. We currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. As a result, we may experience significant losses on a quarterly and annual basis.

     In June 1998, we completed the acquisition of Viaweb Inc., a provider of software and services for hosting online stores, in exchange for shares and options to purchase shares of our Common Stock. We incurred a one-time charge of $15,000,000 in the quarter ended June 30, 1998 for acquired in-process technology and expenses associated with the transaction.

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

     -    Microsoft Corporation (msn.com); and
     -    Netscape Communications Corporation (Netcenter).

     Recently, AOL announced that it is acquiring Netscape and @Home Networks, Inc., a provider of high speed information using the cable television infrastructure, announced that it is acquiring one of the Company's direct competitors, Excite, Inc.

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

     CONSOLIDATION OF PRODUCTS OFFERED BY WEB BROWSERS AND OTHER INTERNET POINTS OF ENTRY. The recent acquisition of Netscape by AOL and Excite by @Home Network will result in greater competition as they consolidate more users of the Internet on a single service and incorporate search and retrieval features other than Yahoo! into their offerings. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, Web browsers offered by Netscape and Microsoft increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services. Netscape recently announced an agreement with Excite under which Excite will be the most prominent navigational service within the Netcenter website. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. In addition, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies, long-distance providers, cable companies, or Internet Service Providers ("ISPs") such as Microsoft and AOL, currently offer and could further develop, acquire or license Internet search and navigation functions and community and communications services that compete with those we offer. Any of these companies could take actions that would make it more difficult for consumers to find and use Yahoo! services. For example, Microsoft recently announced that it will feature and promote Internet search engine services provided by Inktomi in the Microsoft Network and other Microsoft online properties. We expect that such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser, and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as MSNBC or WebTV Networks, Inc. Microsoft may have a competitive advantage because its Internet navigational offerings are more conveniently accessed by users than ours.

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

     Many of our existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than we do. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and AOL. For example, AOL is a significant shareholder of Excite, and a version of the Excite service (AOL NetFind) has been designated as the exclusive Internet search service for use by AOL's subscribers. It is difficult to predict with certainty what the effects will be of the acquisition of Netscape by AOL or Excite by @Home Network, but it will likely increase competitive pressures on us in several respects, including their additional access to end users and the ability to provide a more comprehensive offering to advertisers and sponsors. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with our competitors, such as NBC's recent investment in CNET's Snap service or Disney's investment in Infoseek. These larger companies may use their substantial media resources to promote and enhance their own services. Greater competition resulting from such relationships could have a material adverse effect on our business, operating results, and financial condition.

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

     As part of our business strategy, we have completed several acquisitions and expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

     - the difficulty of assimilating the operations and personnel of the acquired companies;
     - the potential disruption of our ongoing business and distraction of management;
     - the difficulty of incorporating acquired technology or content and rights into our products and media properties;
     - the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;
     - the failure to successfully develop an acquired in-process technology could result in the impairment of amounts currently capitalized as intangible assets;
     -    unanticipated expenses related to technology integration;
     - the maintenance of uniform standards, controls, procedures and policies;
     - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
     -    the potential unknown liabilities associated with acquired businesses.

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

     Many parties are actively developing search, indexing, and related Web technologies. We believe that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of such technologies are likely to arise in the future. For example, we are aware that a number of patents have been issued in the areas of electronic commerce, Web-based information indexing and retrieval (including patents recently issued to one of our direct competitors) and online direct marketing. We anticipate that additional third-party patents will be issued in the future. Third parties may assert infringement claims against us and from time to time, we receive letters and other communications from third parties alleging such claims. In the event that we determine that licensing such patents is appropriate, we cannot guarantee that we would be able to license such patents on reasonable terms. The Company may incur substantial expenses in defending against third-party patent claims regardless of the merit of such claims. Infringement may result in substantial monetary liability.

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

ITEM 2.   CHANGES IN SECURITIES

     Yahoo! Inc. made the following unregistered sales of the Company's Common Stock in the quarter ended September 30, 1998:

----------------------------------------------------------------------------------------------------------------
                                          NAME OF                       PERSONS OR CLASS OF
                 AMOUNT OF             UNDERWRITER OR                     PERSONS TO WHOM    EXEMPTION FROM
TRANSACTION     SECURITIES               PLACEMENT     CONSIDERATION      THE SECURITIES      REGISTRATION
   DATE            SOLD                    AGENT         RECEIVED           WERE SOLD           CLAIMED
----------------------------------------------------------------------------------------------------------------
 7/14/98        2,726,880 Shares (1)   None            (1)              SOFTBANK Holdings,   Section 4(2) of
                                                                        Inc.                 the Securities
                                                                                             Act of 1933, as
                                                                                             amended

 7/17/98        270,954 Shares (2)     None            (2)              Stockholders of      Section 4(2) of
                                                                        WebCal Corporation   the Securities
                                                                                             Act of 1933, as
                                                                                             amended
----------------------------------------------------------------------------------------------------------------

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

                               YAHOO! INC.



Dated: January 21, 1999        By: /s/ Gary Valenzuela
                                   -------------------------------
                                   Gary Valenzuela
                                   Senior Vice President, Finance
                                   and Administration, and Chief
                                   Financial Officer
                                   (Principal Financial Officer)


Dated: January 21, 1999        By: /s/ James J. Nelson
                                   -------------------------------
                                   James J. Nelson
                                   Vice President, Finance
                                   (Principal Accounting Officer)

                                    YAHOO! INC.

                                 INDEX TO EXHIBITS


                                                                       Exhibit
Title                                                                    No.
-----                                                                  -------
Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . 27