Form 10-K
period 1998-12-31
YAHOO INC
filed 1999-02-26
CIK 1011006

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-28018
                            ------------------------

                                  YAHOO! INC.

             (Exact name of Registrant as specified in its charter)

        CALIFORNIA              77-0398689
      (State or other        (I.R.S. Employer
      jurisdiction of         Identification
     incorporation or              No.)
       organization)

                            3420 CENTRAL EXPRESSWAY
                         SANTA CLARA, CALIFORNIA 95051

                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 731-3300
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        COMMON STOCK, $.00017 PAR VALUE
                                (Title of Class)
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of January 31, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $15,415,530,000. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

    The number of shares of the Registrant's Common Stock outstanding as of January 31, 1999 was 200,510,944.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

        (1) Proxy Statement for the 1999 Annual Meeting of Shareholders--Items 10, 11, 12 and 13.

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

OVERVIEW

    Yahoo! Inc. (including its subsidiaries, "Yahoo!" or the "Company") is a global Internet media company that offers a branded network of comprehensive information, communication and shopping services to millions of users daily. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is a leading guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. Yahoo! was developed and first made available in 1994 by the Company's founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues. In April 1996, the Company completed its initial public offering. During October 1997, the Company completed the acquisition of Four11 Corporation ("Four11"), a privately-held online communications and Internet directory company. In June 1998, the Company acquired Viaweb Inc. ("Viaweb"), a privately-held company providing highly-ranked software and reporting tools for building and operating online commerce Web sites. In July 1998, the Company acquired WebCal Corporation ("WebCal"), developer and marketer of Web-based calendaring and scheduling products, and publisher of EventCal, a comprehensive database of world-wide public events. During October 1998, the Company acquired Yoyodyne Entertainment, Inc. ("Yoyodyne"), a recognized leader in Internet direct marketing. During December 1998, the Company acquired HyperParallel, Inc. ("HyperParallel"), a direct marketing company specializing in data analysis. In January 1999, the Company announced the signing of a definitive agreement to acquire GeoCities, a publicly traded Internet company. The acquisition is expected to be completed in the second quarter of 1999 and is subject to certain conditions, regulatory approval, and approval by GeoCities stockholders.

    Under the Yahoo! brand, the Company provides broadcast media, personal communications, and direct services. In December 1998, Internet users viewed an average of approximately 167 million Web pages per day on Yahoo!-branded online media properties.

    The Company makes its properties available without charge to users, and generates revenue primarily through the sale of advertisements, promotions, sponsorships, merchandising and direct marketing. Advertising on domestic Yahoo! properties is sold through the Company's internal advertising sales force and advertising on international Yahoo! properties is sold through a combination of the Company's internal advertising sales force and third party agents. During 1998, approximately 3,800 customers advertised on Yahoo! properties.

PRODUCTS AND MEDIA PROPERTIES

YAHOO! MAIN SITE

    The Company's principal offering, yahoo.com, provides the flagship product for its global Internet media network that is the only place anyone has to go to find information, connect to anybody, or purchase anything. Yahoo! offers a comprehensive, intuitive and user-friendly online guide to Web navigation, aggregated information content, communication services, a strong user community, and commerce. Yahoo! includes a hierarchical, subject-based directory of Web sites, which enables Web users to locate and access desired information and services through hypertext links included in the directory. As of December 1998, Yahoo! organized over 1,200,000 Web site listings under the following 14 principal categories: Arts and Humanities, Business and Economy, Computers and Internet, Education, Entertainment, Government, Health, News and Media, Recreation and Sports, Reference, Regional, Science, Social Science, and Society and Culture. Web sites are further organized under these major headings by hierarchical subcategories. Users can either browse the directory listings by subject matter, or use a rapid keyword search facility that scans the contents of the entire directory or any subcategory within Yahoo!. The basic Web site listings are in many cases supplemented with brief descriptive commentary, and a special symbol is used to indicate listings that, in the view of the Company's editorial staff, provide unique presentation or content within their topic area. Yahoo! also provides Web-wide text search results from the Inktomi search engine. These results are integrated into the directory search function so that Web-wide search results are presented in the absence of relevant listings from the Yahoo! directory.

    Yahoo! also incorporates a rich set of current and reference information from leading content providers, including real-time news (provided by numerous sources including Reuters New Media, Associated Press, Deutsche Presse Agentur, and Agence France Presse), stock quotes (Reuters), corporate earnings reports (Zacks), audio news (National Public Radio), mutual fund holdings (CDA/ Wiesenberger), stock investing commentary (Motley Fool), sports scores (ESPN SportsTicker), sports commentary (The Sporting News), employment (The Wall Street Journal) weather information (Weathernews, Inc. and the Weather Channel), and entertainment industry gossip (E! Online). Yahoo! also organizes hypertext links to Web sites featuring current events and issues of interest, such as elections, holidays, political issues and major weather conditions, organized in a topical format and updated regularly. Other content offered by Yahoo! includes auctions, Yellow Pages, maps, driving directions, and classifieds listings.

    Yahoo! has also established itself as a leading communications hub on the Internet. Through its integrated chat service, pager, and message boards, Yahoo! members can contact each other as well as communicate with the Web community at large. Yahoo! has built a community of members who register with Yahoo!. Yahoo! currently provides more than a dozen registered services for its members, including Yahoo! Shopping, Yahoo! Auctions, Yahoo! Clubs, Yahoo! Address Book, Yahoo! Calendar, Yahoo! Mail, My Yahoo!, stock portfolios, and travel reservations and ticketing. The Company also introduced a beta version of TrueSync for Yahoo!, allowing users of Yahoo! Calendar (http://calendar.yahoo.com), Yahoo! Address Book, and Yahoo! To Do List to access their information from computers and devices including Microsoft Outlook and 3Com Palm products. Yahoo! offers its registered members a complete suite of communications and community tools, including Yahoo! Mail, Yahoo! Pager, Yahoo! Chat, Yahoo! Message Boards, Yahoo! Clubs, Yahoo! Calendar, Yahoo! Address Book, and Yahoo! To Do List.

    In addition, one of the Company's primary strategies is to provide a marketplace for commerce on the Web. Through sponsorship arrangements with premier merchants, Yahoo! offers its members the opportunity to purchase goods and services such as books (Amazon.com), music (CDnow), automotive services (Autoweb, Microsoft Carpoint), mortgages (E-Loan), brokerage services (E*Trade, Discover), traditional communications services (AT&T), unified message (JFAX), electronics (Value America), sports (Genesis Direct), and magazine subscriptions (Electronic Newsstand). During 1998, Yahoo! unveiled a major new online shopping service, Yahoo! Shopping (http://shopping.yahoo.com), that leverages Yahoo!'s acquisition of Viaweb to provide a complete service for merchants to reach Yahoo!'s millions of unique users.

TARGETED ONLINE PROPERTIES

    The comprehensive subject-based, demographic and geographic listings in Yahoo! have provided a platform for the Company to develop and offer independent navigational tools and information services that are targeted to particular interests and Web users, and are presented within the familiar Yahoo! framework and style. The Company works with appropriate strategic partners who develop localized or targeted content and, in some cases, promote and sell advertising. The Company also has developed Web-based media properties that allow the user to personalize and tailor the presentation of information and navigational resources. The Company believes that, if implemented successfully, these services further strengthen customer loyalty to the Yahoo! brand and create additional revenue opportunities through a broader end user and advertiser base and increasingly targeted advertising opportunities.

GEOGRAPHIC PROPERTIES

    The Company seeks to build upon its global user base by developing Internet properties focused on geographic regions, which include foreign countries as well as domestic metropolitan areas. As of the date of this Report, the Company had launched numerous geographically targeted Web properties.

    INTERNATIONAL ONLINE PROPERTIES. The Company has developed 15 international online properties including localized versions of Yahoo! in Asia (English language), Australia & New Zealand, Canada, Denmark, France, Germany, Italy, Japan, Korea, Norway, Spain, Sweden, and the United Kingdom & Ireland and Yahoo! guides in Spanish and Mandarin Chinese languages. Outside the English-speaking markets, the Company has built independent directories of local language Web sites and other content, developed by native speakers of each language. The Company owns a majority or 100% of its non-US operations (except in Japan and Canada), and has established Yahoo! offices in 13 different locations to ensure the development of their businesses. The Company has pursued a consistent strategy of content aggregation with best of breed third parties and intends to rollout the full range of its products and services for all these markets.

    YAHOO! JAPAN--Yahoo!'s first geographic property was developed during 1996 through a joint venture with SOFTBANK, a holder of 30% of the Company's Common Stock at December 31, 1998 and Japan's largest distributor of computer software, peripherals and systems, as well as one of Japan's largest publishers of computer-related magazines and books. Yahoo! Japan was formed to establish and manage in Japan a Japanese version of Yahoo!, develop related Japanese online navigational services, and conduct other related business. Yahoo! Japan completed its initial public offering on the Japanese over-the-counter market in November 1997. At December 31, 1998, the Company owned approximately 34% of Yahoo! Japan.

    YAHOO! EUROPE--During November 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom, and France ("Yahoo! Europe") to establish and manage versions of Yahoo! for those countries, develop related online navigational services, and conduct other related business. The Company owns approximately 70% of each of these Yahoo! Europe entities.

    YAHOO! KOREA--During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliate companies to develop and operate Yahoo! Korea, a Korean version of Yahoo!, to develop related Korean online navigational services, and to conduct other related business. The Company owns approximately 60% of the joint venture.

    LOCAL ONLINE PROPERTIES. Yahoo! Get Local offers extensive information for all 50 states, 211 metropolitan areas and more than 30,000 counties and cities in the United States. The property provides users with comprehensive local Web programming, including sports, weather, news, yellow pages, white pages, entertainment, community information and more. Yahoo! Get Local is also integrated into the main directory of Yahoo!. This integration enhances the subcategories under the Regional category of the main Yahoo! hierarchy, giving individuals easy access to a wealth of local information.

SUBJECT-BASED PROPERTIES

    The Company has developed subject-based Internet properties, including Yahoo! Sports (sports scores and information), Yahoo! Autos (new and used car buying information), Yahoo! Travel (travel arrangement and booking information), Yahoo! Games (Java-based games), Yahoo! Employment (job information), Yahoo! Real Estate (new and resale house buying information) and Yahoo! Finance (stock quotes and company and industry information).

DEMOGRAPHIC PROPERTIES

    The Company also has developed and offers online properties focused on targeted demographic groups, initially children. In March 1996, the Company introduced Yahooligans!, a version of Yahoo! designed for children aged 7 to 12. The Web sites included in Yahooligans! are selected by experienced educators who evaluate the sites for appropriate content and links, applicability to school curricula, and interest to the children.

PERSONALIZED INFORMATION SERVICES

    In July 1996, the Company launched My Yahoo!, a personalized Web information service. My Yahoo! allows users to create a personal profile which directly organizes and delivers to the user information of personal interest such as selected stock quotes, stock portfolio management, local and national headlines, local and national weather and sports news, as well as the user's favorite Web searches and Yahoo! categories. The Company has developed a universal registration system that permits Yahoo! users to easily use more than a dozen Yahoo! services under a single username, including My Yahoo!, Yahoo! Chat, Yahoo! Mail, Yahoo! Portfolios, Yahoo! Message Boards, Yahoo! Shopping, Yahoo! Auctions, Yahoo! Clubs, Yahoo! Address Book, Yahoo! Calendar, and Yahoo! Classifieds.

PRINT AND OTHER OFFLINE PROPERTIES

    The Company seeks to extend the Yahoo! brand into print and other offline media, primarily for the purpose of promoting the brand and creating greater demand for the Company's online properties. The Company continued its agreement with Ziff-Davis Publishing Company, a subsidiary of SOFTBANK, for the publication of Yahoo! Internet Life, a monthly print magazine companion to the online magazine. The Company also has entered into a multiple-book publishing arrangement with IDG Books Worldwide, Inc., a leading publisher of computer books and magazines. Under this agreement, several guides to the Internet have been published, including Yahoo! Unplugged, Yahoo! Wild Web Rides, and Yahooligans! Way Cool Web Sites. Royalty revenues under these arrangements have been and are expected to continue to be nominal. The Company additionally has an agreement with King Features to extend brand awareness through print syndication of Yahoo! content in newspapers around the country.

ADVERTISING SALES AND ELECTRONIC COMMERCE

    The Company has derived substantially all of its revenues to date from the sale of advertisements. These revenue sources include placement fees, promotions, banner advertisements, sponsorships, direct marketing, and transactions on Yahoo! properties. The Company's advertising products currently consist of banner advertisements that appear on pages within Yahoo! properties, higher profile promotional sponsorships that are typically focused on a particular event, such as a sweepstakes, and merchant buttons on targeted advertising inventory encouraging users to complete a transaction. Hypertext links are embedded in each banner advertisement or button to provide the user with instant access to the advertiser's Web site, to obtain additional information, or to purchase products and services.

    Although a substantial amount of advertising purchases on Yahoo! properties are for general rotation on pages within the services, the Company seeks to offer increasingly targeted properties that will deliver greater value to advertisers through more focused audiences. By developing an extended family of Yahoo!-branded properties, the Company seeks to offer advertisers a wide range of placement options.

ADVERTISING SALES ORGANIZATION

    In late 1996, the Company established an internal sales force. As of December 1998, advertising sales professionals were employed in nine locations across the U.S., including Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York, and the San Francisco Bay Area. The Company's advertising sales organization consults regularly with agencies and customers on design and placement of Web-based advertising, and provides clients with measurement and analysis of advertising effectiveness.

    In international markets, Yahoo!'s advertising sales are principally handled by the Company's internal sales representatives. In some countries, including several where the Company has not established full operational capacity and localized properties, sales agency relationships have been put in place.

ADVERTISING PRICING

    The Company offers many forms of advertising which have varying ranges of prices. There are targeted and general rotation of banner advertising. In addition to banner advertising, the Company offers premium positions on the top page of Yahoo! properties that typically are used in connection with promotions and special events. The Company's strategy is to use these sponsorship positions for high-profile promotions that can also result in additional visibility and awareness for Yahoo!. Yahoo! has also created special holiday- and event-oriented promotional spaces for holidays and events such as Back to School, Halloween, Mother's Day, Father's Day, Valentine's Day, Home Improvement, and Christmas. Yahoo! also offers sponsorships, merchandising, placement, transaction fees, direct marketing, and other forms of carriage on its network of properties.

STRATEGIC ALLIANCES

    In order to serve users more effectively and to extend the Yahoo! brand to new media properties, the Company has entered into strategic relationships with business partners who offer content, technology, and distribution capabilities.

CONTENT AND COMMERCE ALLIANCES

    Yahoo! has entered into strategic alliances with selected leading providers--including Ziff-Davis, SOFTBANK, Reuters, Granite Broadcasting, Sporting News, ESPN SportsTicker, E! Online, Fox Sports, PriMedia, The Wall Street Journal, and the Motley Fool--which permit the Company to bring

Yahoo!-branded, targeted media products to market more quickly, while avoiding the cost of producing original editorial content.

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

    LEADING WEB SITES AND BROWSERS. The Company has short-term distribution relationships with Microsoft Corporation ("Microsoft"). Microsoft and the Company have entered into an agreement under which MSN, the Microsoft Network online service, has made Yahoo! the exclusive third-party consumer-branded provider of global directory services on the MSN Premier subscription service and on MSN.com, the online service's free Web site. Yahoo!'s directory will complement the current search and directory services on MSN.

    INTERNET ACCESS PROVIDERS. The Company also has relationships with companies such as AT&T, MCI, @Home, Ameritech, and WebTV, under which these Internet access providers feature Yahoo! as a key navigational tool and engage in certain promotional activities.

    OEM'S. Yahoo! has established distribution agreements with Hewlett Packard, Compaq, IBM, and Gateway whereby links to Yahoo! services will be offered on the desktop of new computers.

    OTHER DEVICES. Yahoo! announced plans to give wireless access to Yahoo! People Search (http://people.yahoo.com) for users of the Palm VII-TM- organizer from Palm Computing. The Company expects to begin testing this service for Palm VII organizer users in the first half of 1999.

    YAHOO! ONLINE SERVICES. The Company and AT&T entered into a co-marketing and distribution agreement to launch a new co-branded, co-marketed online service. The service, Yahoo! Online powered by AT&T, is designed to provide consumers with an integrated and simple solution to easily explore the Internet with nationwide dial-up access coverage. Yahoo! and British Telecommunications plc (BT) launched Yahoo! Click, a new service combining Internet access from BT with the navigational and aggregation expertise of Yahoo! UK & Ireland (http://www.yahoo.co.uk) for Web users in the United Kingdom.

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

COMPETITION

YAHOO!'S MARKETS ARE HIGHLY COMPETITIVE

    The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and Yahoo! expects that competition will continue to intensify. Negative competitive developments could have a material adverse effect on Yahoo!'s business and on the trading price of its stock.

    MULTIPLE PROVIDERS OF COMPETITIVE SERVICES; RECENT ACQUISITIONS RESULTING IN CONSOLIDATION. Yahoo! competes with many other providers of online navigation, information and community services. As Yahoo! expands the scope of its Internet services, Yahoo! will compete directly with a greater number of Internet sites and other media companies across a wide range of different online services. Yahoo! also competes in vertical markets where competitors may have advantages in expertise, brand recognition, and other factors. In addition, Yahoo! competes with metasearch services and software applications that allow a user to search the databases of several directories and catalogs simultaneously. Yahoo! also competes indirectly with database vendors that offer information search and retrieval capabilities with their core database products. Many companies offer directly competitive products or services addressing Web navigation, information and community services, including, among others:

-  America Online, Inc. (NetFind);

-  CNET, Inc. (Snap);

-  Compaq/Digital Equipment Corporation (AltaVista);

-  Excite, Inc. (including WebCrawler);

-  Infoseek Corporation (including Go network);

-  Inktomi Corporation;

-  Lycos, Inc. (including HotBot and Tripod);

-  Microsoft Corporation (msn.com); and

-  Netscape Communications Corporation (Netcenter).

    In the past several months, there have been a number of significant acquisitions and strategic plans announced among and between these companies. These include:

-  The Walt Disney Company acquiring a significant interest in Infoseek;

-  AOL acquiring Netscape;

- @Home Networks, Inc., a provider of high speed internet access serving the cable television infrastructure and the largest shareholder of which is AT&T, acquiring Excite, Inc.;

-  NBC acquiring an interest in Snap, a subsidiary of CNET;

- USA Networks and Ticketmaster Online-Citysearch, Inc. announcing that they intend to combine their services with Lycos, Inc.; and

- Compaq, a computer manufacturer, announcing that it intends to spinoff AltaVista into a separate independent entity through an initial public offering.

The effect of these completed and pending acquisitions and strategic plans on Yahoo! cannot be predicted with certainty, but all of these competitors are aligned with companies that are significantly larger or more well established than Yahoo!. As a result, each of them will have access to significantly greater financial, marketing and, in certain cases, technical resources than Yahoo!. For example, assuming that its acquisition by @Home Networks is approved, Excite will significantly enhance its access to knowledge about broadband transmission technology.

    These acquisitions, if consummated, will also result in many of these companies gaining access to significantly greater marketing resources. For example, the combination of Lycos with USA Networks and Ticketmaster Online-Citysearch, Inc. will permit Lycos to access significant television resources for marketing and other purposes. In addition, Infoseek and The Walt Disney Company recently entered into an agreement whereby Disney gains a significant interest in Infoseek. The parties have introduced a portal and navigation service entitled Go.com, which is supported by Disney's substantial promotional and media resources. Similarly, Snap, by virtue of its relationship with NBC, has and will continue to be supported by NBC's substantial promotional and media resources. Several large media companies, including both Time Warner, Inc. and CBS, have announced that they are contemplating Internet navigation services and are attempting to become "gateway" sites for Web users. These and other competitors are expected to continue to make substantial marketing expenditures to promote their online properties. Yahoo! may be required to increase its sales and marketing expenditures significantly in response to these efforts, which may materially impair its operating results and may not be successful.

    The recent announcements of the proposed acquisitions listed above will result in greater competition as they consolidate more users of the Internet on a single service and incorporate search and retrieval features other than Yahoo!'s into their offerings. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, Web browsers offered by Netscape and Microsoft increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find Yahoo!'s products and services. Netscape announced an agreement with Excite under which Excite will be the most prominent navigational service within the Netcenter Web site. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to Yahoo!'s into their browsers or their browsers' pre-set home pages. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as the Regional Bell Operating Companies, long-distance providers and cable companies such as AT&T/TCI through @Home Networks and Excite, Inc., or Internet Service Providers ("ISPs") such as Microsoft and AOL, currently offer and could further develop, acquire or license Internet search and navigation functions and community and communications services that compete with those Yahoo! offers. Another example is the recently announced arrangement that will result in Compaq including prominent links to Alta Vista with many of the computers which it sells. Any of these companies could take actions that would make it more difficult for consumers to find and use Yahoo! services. For example, Microsoft recently announced that it will feature and promote Internet search services provided by Alta Vista and signed a long term partnership with LookSmart to provide directory services in the Microsoft Network and other Microsoft online properties. Yahoo! expects that such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser, and other software applications, and that Microsoft will promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as MSNBC or WebTV Networks, Inc. Compaq and Microsoft may have a competitive advantage because their Internet navigational offerings are more conveniently accessed by users.

    A large number of Web sites and online services, such as the Microsoft Network, AOL, and Netscape (Netcenter); other Web navigation companies such as Excite, Lycos, and Infoseek; and high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features (such as news, stock quotes, sports coverage, Yellow Pages and email listings, weather news, chat services, message boards, email, personal calendaring and online store hosting services) that may be competitive with the services Yahoo! offers. For example, Netscape recently significantly enhanced its Netcenter service as a "gateway" Web site through commercial relationships with certain of its competitors, including Excite. A number of companies, including Hotmail (acquired by Microsoft) and WhoWhere? Inc. (acquired by Lycos), offer Web-based email service similar to those Yahoo! offers. These companies are expected to continue to provide such services in tandem with larger navigational sites and online services. AOL recently acquired Mirabilis, a provider of "ICQ" instant Internet messaging software and services that compete with Yahoo!'s Yahoo! Pager service. The ICQ user base will provide AOL with an additional platform for distribution of AOL's other navigation, information and communications services that compete with Yahoo!. Several companies, including Microsoft and AOL, also are developing or currently offer online information services for local markets, which compete with Yahoo!'s regional online properties. As a result of its acquisition of Viaweb Inc., Yahoo! faces competition in the market for hosting online merchant stores, including companies such as iCat Corporation and Open Market, Inc. Yahoo! also faces intense competition in international markets, including from U.S. companies, media and online companies, Internet service providers and telecommunications companies that are already well established in those foreign markets and in some cases are monopolies. In order to effectively compete, Yahoo! may need to expend significant internal engineering resources or acquire other technologies and companies to provide such capabilities. Any of these efforts could be dilutive to Yahoo! shareholders.

    COMPETITION FOR ADVERTISING EXPENDITURES. Yahoo! competes with online services, other Web site operators and advertising networks, as well as traditional offline media such as television, radio and print for a share of advertisers' total advertising budgets. Yahoo! believes that the number of companies selling Web-based advertising and the available inventory of advertising space has recently increased substantially. Accordingly, Yahoo! may face increased pricing pressure for the sale of advertisements, which could reduce its advertising revenues. In addition, its sales may be adversely affected to the extent that its competitors offer superior advertising services that better target users or provide better reporting of advertising results.

    PRINCIPAL COMPETITIVE FACTORS. Yahoo! believes that the principal competitive factors in its markets are:

-  brand recognition;

-  ease of use;

-  comprehensiveness;

-  personalization;

-  independence;

-  quality and responsiveness of search results and other services;

- the availability of high-quality, targeted content and focused value-added products and services;

-  access to end users; and

- with respect to advertisers and sponsors, the number of users, duration and frequency of visits, and user demographics.

    Competition among current and future suppliers of Internet navigational and informational services, high-traffic Web sites and ISPs, as well as competition with other media for advertising placements, could result in significantly lower prices for advertising and reductions in advertising revenues. Yahoo! also faces competition with respect to the acquisition of strategic businesses and technologies.

    Many of its existing competitors, as well as a number of potential new competitors, have significantly greater financial, technical, marketing and distribution resources than Yahoo! does. In addition, providers of Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and AOL. For example, a version of the Excite service (AOL NetFind) has been designated as the exclusive Internet search service for use by AOL's subscribers. It is difficult to predict with certainty what the effects will be of the proposed acquisition of Netscape by AOL or Excite by @Home Networks, but it will likely increase competitive pressures on Yahoo! in several respects, including their additional access to end users and the ability to provide a more comprehensive offering to advertisers and sponsors. In addition, well-established traditional media companies may acquire, invest or otherwise establish commercial relationships with its competitors, such as NBC's recent investment in CNET's Snap service, Disney's investment in Infoseek or USA Network's and Ticketmaster Online-Citysearch's combination of their services with Lycos. These larger companies may use their substantial media resources to promote and enhance their own services. Greater competition resulting from such relationships could have a material adverse effect on Yahoo!'s business, operating results, and financial condition.

PROPRIETARY RIGHTS

    Yahoo! regards its copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to its success. Yahoo! relies upon trademark and copyright law, trade secret protection and confidentiality or license agreements with its employees, customers, partners and others to protect its proprietary rights. Yahoo! has obtained the registration for certain of its trademarks, including "Yahoo!" and "Yahooligans!." Effective trademark, copyright, and trade secret protection may not be available in every country in which its products and media properties are distributed or made available through the Internet. Yahoo! has licensed in the past, and may license in the future, elements of its distinctive trademarks, trade dress, and similar proprietary rights to third parties. While Yahoo! attempts to ensure that the quality of its brand is maintained by its licensees, its licensees may take actions that could materially and adversely affect the value of its proprietary rights or the reputation of its products and media properties. Yahoo! is aware that third parties have, from time to time, copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services. The distinctive elements of Yahoo! may not be protectible under copyright law. Yahoo! cannot guarantee that the steps Yahoo! has taken to protect its proprietary rights will be adequate.

    Many parties are actively developing search, indexing, e-commerce, and other Web-related technologies. Yahoo! believes that such parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, Yahoo! believes that disputes regarding the ownership of such technologies are likely to arise in the future. For example, Yahoo! is aware that a number of patents have been issued in the areas of electronic commerce, online auctions, Web-based information indexing and retrieval (including patents recently issued to one of its direct competitors), online direct marketing, fantasy sports, common Web graphics formats and mapping technologies. Yahoo! anticipates that additional third-party patents will be issued in the future. From time to time parties assert patent infringement claims against Yahoo! in the form of letters, lawsuits and other forms of communication. In these situations, to the extent that Yahoo! determines that licensing such patents is appropriate, Yahoo! cannot guarantee that it would be able to license such patents on reasonable terms. Yahoo! may incur substantial expenses in defending against third-party patent claims regardless of the merit of such claims. In the event that there is a determination that Yahoo! has infringed such third-party patent rights, Yahoo! could incur substantial monetary liability and be prevented from using the rights in the future.

    In the event that Yahoo! determines that licensing of any such proprietary rights is appropriate, Yahoo! cannot guarantee that Yahoo! would be able to license such proprietary rights on reasonable terms or at all. Yahoo! may incur substantial expenses in defending against any such third party infringement claims regardless of the merit of such claims. In the event that there is a determination that Yahoo! has infringed such third-party proprietary rights, Yahoo! could incur substantial monetary liability and be prevented from using the rights in the future. In addition to patent claims, third parties may assert claims against Yahoo! alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. From time to time, Yahoo! receives letters, lawsuits and other communications from third parties alleging such claims. In addition, Yahoo! is aware of lawsuits filed against two of its competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. It is not clear what, if any, impact an adverse ruling in these recently filed lawsuits would have on Yahoo!.

EMPLOYEES

    As of December 31, 1998, the Company had 803 full-time employees. Yahoo!'s future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

RISK FACTORS

    In addition to the other information in this Report (including under the captions "Competition" and "Proprietary Rights"), the following factors should be considered carefully in evaluating the Company's business and prospects:

YAHOO!'S COMMON STOCK PRICE IS VOLATILE

    The trading price of Yahoo!'s stock has been and may continue to be subject to wide fluctuations. During 1998, the closing sale prices of Yahoo!'s common stock on the Nasdaq National Market ranged from $14.52 to $137.75. As of February 16, 1999, the closing sale price was $133.375. Yahoo!'s stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by Yahoo! or its competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in its markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of Yahoo!'s common stock, regardless of Yahoo!'s operating performance.

YAHOO! HAS A LIMITED OPERATING HISTORY; RISKS OF IMPLEMENTING GROWTH STRATEGY

    Yahoo! was incorporated in March 1995 and did not begin generating advertising revenues until August 1995. Therefore, Yahoo! has a limited operating history, and its prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving its growth plan depends on, among other things, Yahoo!'s:

-  ability to continue to develop and extend the Yahoo! brand;

-  ability to develop new media properties;

-  ability to maintain and increase the levels of traffic on Yahoo! properties;

- development or acquisition of services or products equal or superior to those of Yahoo!'s competitors;

- ability to effectively generate revenues through sponsored services and placements in Yahoo! properties;

- ability to effectively integrate the technology and operations of businesses or technologies acquired by Yahoo!;

- ability to successfully develop and offer personalized Web-based services, such as e-mail services, to consumers without errors or interruptions in service; and

- ability to continue to identify, attract, retain and motivate qualified personnel.

    Furthermore, the success of Yahoo!'s growth plan depends on factors outside Yahoo!'s control including, among other things:

-  the adoption by the market of the Web as an advertising medium;

-  the successful sale of Web-based advertising by Yahoo!'s sales force; and

- the relative price stability for Web-based advertising, despite competition and other factors that could reduce market prices for advertising.

    Yahoo! may not be successful in implementing its growth plan or continuing to operate its business as anticipated.

YAHOO! ANTICIPATES INCREASED OPERATING EXPENSES AND MAY EXPERIENCE LOSSES

    As of December 31, 1998, Yahoo! had an accumulated deficit of $8,442,000. Because of Yahoo!'s limited operating history and the uncertain nature of the rapidly-changing markets it serves, the accurate prediction of future results of operations is difficult or impossible. In addition, Yahoo! believes that period-to-period comparisons of operating results are not meaningful. The results for any period should not be relied upon as an indication of future performance. In particular, although Yahoo! experienced strong revenue growth during 1998, Yahoo! does not believe that this level of revenue growth will be sustained in future periods. Yahoo! currently expects that its operating expenses will continue to increase significantly as the sales and marketing operations are expanded and Yahoo! continues to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. As a result, Yahoo! may experience significant losses on a quarterly and annual basis.

QUARTERLY OPERATING RESULTS MAY FLUCTUATE; ADVERTISING REVENUE IS SEASONAL;
  RELIANCE ON SHORT-TERM ADVERTISING CONTRACTS

    Yahoo! derives the majority of its revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. Its expense levels are based in part on its expectations concerning future revenue and, to a large extent, are fixed. Yahoo! may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on its financial results. As noted above, Yahoo! expects its operating expenses to increase significantly over the near term. To the extent its expenses increase but its revenues do not, its business, operating results, and financial condition will be materially and adversely affected.

    Operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside its control. These factors include:

-  the level of usage of the Internet;

-  demand for Internet advertising;

-  the addition or loss of advertisers;

-  the level of user traffic on Yahoo! online media properties;

-  the advertising budgeting cycles of individual advertisers;

- the mix of types of advertising Yahoo! sells (targeted advertising generally has higher rates);

- the amount and timing of capital expenditures and other costs relating to the expansion of its operations;

-  the introduction of new products or services by Yahoo! or its competitors;

-  pricing changes for Internet-based advertising;

- the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements;

- technical difficulties with respect to the online media properties that Yahoo! may develop;

-  costs incurred with respect to acquisitions;

- negative general economic conditions and resulting effects on media spending; and

-  economic conditions specific to the Internet and online media.

    As a strategic response to changes in the competitive environment, Yahoo! may from time to time make certain pricing, service or marketing decisions that may adversely affect its profitability in a given quarterly or annual period.

    Advertising revenue is subject to seasonal fluctuations. Historically, advertisers have spent less in the first and third calendar quarters. The level of advertising on Yahoo!'s online properties is also seasonal. User traffic on Yahoo! online media properties has historically been lower during the summer and during year-end vacation and holiday periods.

    A key element of Yahoo!'s strategy is to generate advertising revenues through sponsored services and placements by third parties in its online media properties in addition to banner advertising. In connection with these arrangements, Yahoo! may receive sponsorship fees as well as a portion of transaction revenues received by the sponsor from business originated through the Yahoo! placement, in return for minimum levels of user impressions to be provided by the Company. These arrangements expose Yahoo! to potentially significant financial risks, including:

- the risk that Yahoo! fails to deliver required minimum levels of user impressions or "click throughs" (in which case, these agreements typically provide for adjustments to the fees payable thereunder or "make good" periods);

- the risk that sponsors do not renew the agreements at the end of their term or that they renew at lower rates; and

- the risk that the arrangements do not generate anticipated levels of shared transaction revenue, or that sponsors default on the payment commitments in such agreements (as has occurred in the past).

    As a result of these financial risks, Yahoo! cannot guarantee that it will achieve significant revenue from these sponsorship arrangements. In addition, because Yahoo! has limited experience with these arrangements, Yahoo! is unable to determine what effect they will have on gross margins and results of operations. Although transaction-based fees have not to date represented a material portion of its net revenues, if and to the extent such revenues become significant, there could be greater variations in its quarterly operating results.

    Due to these factors, in some future quarter, Yahoo!'s operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of Yahoo!'s common stock would likely be materially and adversely affected.

DEPENDENCE ON CONTINUED GROWTH IN USE OF THE INTERNET; TECHNOLOGICAL CHANGE

    Yahoo!'s future success is dependent upon continued growth in the use of the Internet and the Web in order to support the sale of advertising on its online media properties. Web-based advertising is relatively new, and it is difficult to predict the extent of further growth, if any, in Web advertising expenditures. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or timely development and commercialization of performance improvements. To the extent that the Internet continues to experience significant growth in the number of users and level of use, the Internet infrastructure may not be able to support the demands placed upon it by such growth and the performance or reliability of the Web may be adversely affected.

    The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. To the extent that higher bandwidth Internet access becomes more widely available through cable modems or other technologies, Yahoo! may be required to make significant changes to the design and content of its online properties in order to compete effectively. Failure to effectively adapt to these or any other technological developments could adversely affect its business, operating results, and financial condition.

YAHOO!'S MARKET IS STILL DEVELOPING; UNPROVEN ACCEPTANCE OF YAHOO!'S PRODUCTS
  AND MEDIA PROPERTIES

    The markets for Yahoo!'s products and media properties have only recently begun to develop, are rapidly evolving, and are increasingly competitive. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. It is difficult for Yahoo! to predict whether, or how fast, these markets will grow. Yahoo! cannot guarantee either that the market for its products and media properties will continue to develop or that demand for its products or media properties will be sustainable. If the market develops more slowly than expected or becomes saturated with competitors, or if its products and media properties do not sustain market acceptance, its business, operating results, and financial condition will be materially and adversely affected.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

    Yahoo! believes that establishing and maintaining the Yahoo! brand is a critical aspect of its efforts to attract and expand its user and advertiser base. Yahoo! also believes that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Yahoo! brand will depend largely on its success in providing high-quality products and services. In order to attract and retain Internet users and to promote and maintain the Yahoo! brand, Yahoo! may find it necessary to increase expenditures devoted to creating and maintaining brand loyalty. In the event of any breach or alleged breach of security or privacy involving its services, or if any third party undertakes illegal or harmful actions utilizing its community, communications or commerce services, Yahoo! could suffer substantial adverse publicity and impairment of its brand and reputation. If Yahoo! is unable to provide high-quality products and services or otherwise fails to promote and maintain its brand, or if Yahoo! incurs excessive expenses in an attempt to improve its products and services or promote and maintain its brand, its business, operating results, and financial condition will be materially and adversely affected.

RELIANCE ON ADVERTISING REVENUES AND UNCERTAIN ADOPTION OF THE WEB AS AN
  ADVERTISING MEDIUM

    Yahoo! derives a majority of its revenues from the sale of advertisements on its Web pages under short-term contracts. Most of its advertising customers have limited experience with the Web as an advertising medium. Yahoo!'s continuing ability to generate significant advertising revenues will depend upon, among other things:

- advertisers' acceptance of the Web as an effective and sustainable advertising medium;

- the development of a large base of users of its services possessing demographic characteristics attractive to advertisers; and

- its ability to continue to develop and update effective advertising delivery and measurement systems.

    No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising. Yahoo! cannot be certain that such standards will develop sufficiently to support Web-based advertising as a significant advertising medium. In addition, adverse economic conditions can significantly impact advertisers ability and willingness to spend additional amounts on advertising generally, and on Web-based advertising specifically. Nor can Yahoo! be certain that the advertisers will determine that banner advertising, which comprises the majority of its revenues, is an effective advertising medium. Yahoo! has begun to implement permission-based direct advertising. Failure to successfully implement such direct advertising could have an adverse effect on the Company's business, operating results and financial position. Further, the Company may not be able to effectively transition to any other forms of Web-based advertising, should such other forms prove more popular. Certain advertising filter software programs are available that limit or remove advertising from an Internet user's desktop. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. Yahoo!'s advertising customers may not accept the internal and third- party measurements of impressions received by advertisements on Yahoo! online media properties and such measurements may contain errors. Yahoo! relies primarily on its internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including risks associated with the recruitment, retention, management, training, and motivation of sales personnel. As a result of these factors, Yahoo! may not be able to sustain or increase current advertising sales levels. Failure to do so will have a material adverse effect on its business, operating results, and financial position.

YAHOO! DEPENDS SUBSTANTIALLY ON THIRD PARTIES

    Yahoo! depends substantially upon third parties for several critical elements of its business including, among others, technology and infrastructure, content development, and distribution activities.

TECHNOLOGY AND INFRASTRUCTURE. In May 1998, Yahoo! entered into an agreement with Inktomi under which Inktomi will provide text-based Web search results to complement its directory and navigational guide. Yahoo! will depend substantially upon ongoing maintenance and technical support from Inktomi to ensure accurate and rapid presentation of such search results to its customers. If Inktomi were to prematurely terminate their agreement with Yahoo! or fail to renew it, Yahoo! would have to make substantial expenditures to develop or license replacement technology. This also could result in lower levels of use of its navigational services. Yahoo! relies on a private third-party provider, Frontier GlobalCenter, Inc., for its principal Internet connections. Email and other service Internet connections are provided by GTE. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on its business, operating results, and financial condition. Yahoo! licenses technology and related databases from third parties for certain elements of Yahoo! properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, street mapping, telephone listings, and similar services. Yahoo! has experienced and expects to continue to experience interruptions and delays in service and availability for such elements, including recent interruptions in its mail services. Furthermore, Yahoo! is dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver its products and services. Any errors, failures, or delays experienced in connection with these third-party technologies and information services could negatively impact its relationship with users and adversely affect its brand and its business, and could expose Yahoo! to liabilities to third parties.

CONTENT DEVELOPMENT. A key element of its strategy involves the implementation of Yahoo!-branded media properties targeted for interest areas, demographic groups, and geographic areas. In these efforts, Yahoo! relies on content development and localization efforts of third parties. For example, Yahoo! has entered into an agreement with Ziff-Davis under which Ziff-Davis publishes an online publication and a print magazine under the Yahoo! brand. Yahoo! also expects to rely on third-party affiliates, including SOFTBANK in Japan and Korea, to localize, maintain, and promote these services and to sell advertising in local markets. Yahoo! cannot guarantee that its current or future third-party affiliates will effectively implement these properties, or that their efforts will result in significant revenue to Yahoo!. Any failure of these parties to develop and maintain high-quality and successful media properties also could hurt the Yahoo! brand. Certain of these arrangements also require Yahoo! to integrate third parties' content with its services, which can require significant programming and design efforts. In addition, Yahoo! has granted exclusivity provisions to certain third parties, and may in the future grant additional exclusivity provisions. Such exclusivity provisions may have the effect of preventing Yahoo!, while they are in force, from accepting advertising or sponsorship arrangements within a particular subject matter with respect to portions of its network of media properties.

DISTRIBUTION RELATIONSHIPS. In order to create traffic for its online properties and make them more attractive to advertisers and consumers, Yahoo! has certain distribution agreements and informal relationships with leading Web browser providers such as Microsoft, operators of online networks and leading Web sites, and computer manufacturers, such as Hewlett Packard and Gateway 2000. Yahoo! believes these arrangements are important to the promotion of its online media properties, particularly among new Web users who may first access the Web through these browsers, services, Web sites, or computers. Its business relationships with these companies are intended to increase the use and visibility of Yahoo!. These distribution arrangements typically are not exclusive, and may be terminated upon certain conditions with little or no notice. Success of its online properties in international markets may require Yahoo! to establish relationships with ISPs and other telecommunications companies in various countries and regional markets, many of which have a dominant market share in their territories. In addition, in the future, Yahoo! may be required to establish relationships with providers of broad-band services. Even if sufficient distribution opportunities are available to Yahoo! in the U.S. or abroad, third parties that provide distribution may assess fees or otherwise impose additional conditions on the listing of Yahoo! or its other online properties. Any failure to cost-effectively obtain distribution could have a material adverse effect on its business, results of operations, and financial condition.

    Yahoo! recently announced a co-branding and distribution arrangement with AT&T (which replaced Yahoo!'s previous agreement with MCI Internet) under which Yahoo! will provide a Web-based online service in conjunction with dial-up Internet access provided by AT&T WorldNet Service. In this arrangement, Yahoo! will depend on AT&T for, among other things, effective marketing and promotion efforts and the provision of competitive Internet access service to customers. Any failure by AT&T in these respects could materially impair the benefits Yahoo! expects to receive from this arrangement, and could negatively affect the Yahoo! brand. In addition, the acquisition of Excite by @Home Network (a company whose largest stockholder will be AT&T upon consummation of AT&T's acquisition of TCI) could adversely impact this arrangement.

YAHOO! MAY NOT BE ABLE TO SUCCESSFULLY ENHANCE ITS PROPERTIES OR DEVELOP NEW
  PROPERTIES

    To remain competitive, Yahoo! must continue to enhance and improve the functionality, features, and content of the Yahoo! main site, as well as its other branded media properties. Yahoo! may not be able to successfully maintain competitive user response times or implement new features and functions, which will involve the development of increasingly complex technologies. Personalized information services, such as its Web-based email services, message boards, stock portfolios and Yahoo! Clubs community features, require significantly greater expenses than its general services. Yahoo! cannot guarantee that these additional expenses will be offset by additional revenues from personalized services.

    Its future success also depends in part upon the timely processing of Web site listings submitted by users and Web content providers, which have increased substantially in recent periods. Yahoo! has, from time to time, experienced significant delays in the processing of submissions. Further delays could have a material adverse effect on its goodwill among Web users and content providers, and on its business.

    A key element of its business strategy is the development and introduction of new Yahoo!-branded online properties targeted for specific interest areas, user groups with particular demographic characteristics, and geographic areas. Yahoo! may not be successful in developing, introducing, and marketing such products or media properties and such properties may not achieve market acceptance, enhance its brand name recognition, or increase user traffic. Furthermore, enhancements of or improvements to Yahoo! or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of its brand name. Its ability to successfully develop additional targeted media properties depends on use of Yahoo! to promote such properties. If use of Yahoo! does not continue to grow, its ability to establish other targeted properties would be adversely affected. If Yahoo! fails to effectively develop and introduce such new properties, or such properties fail to achieve market acceptance, its business, results of operations, and financial condition could be adversely affected.

RISKS OF EQUITY INVESTMENTS IN OTHER COMPANIES

    Yahoo! has made equity investments in affiliated companies that are involved in complementary businesses, including the commercialization of Yahoo!-branded online properties, such as versions of Yahoo! localized for foreign markets. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. Any investments in such companies may not result in any return, nor can there be any assurance as to the timing of any such return, or that Yahoo! may lose its entire investment. As a result, Yahoo! has recorded and expects to continue to record a share of the losses in such affiliates attributable to its ownership. Yahoo!'s investment in non-affiliated companies involved in the development of technologies or services that are complementary or related to the Company's business include GeoCities, broadcast.com, CDnow, E-Loan and Impulse! Buy Network. Yahoo! intends to continue to make significant additional investments in such companies in the future. Losses resulting from such investments could have a material adverse effect on its operating results.

MANAGEMENT OF POTENTIAL GROWTH AND INTEGRATION OF ACQUISITIONS

    Yahoo!'s recent growth has placed a significant strain on its managerial, operational, and financial resources. To manage its growth, Yahoo! must continue to implement and improve its operational and financial systems and to expand, train, and manage its employee base. The process of managing advertising within large, high traffic Web sites such as those in the Yahoo! network is an increasingly important and complex task. Yahoo! relies on both internal and licensed third-party advertising inventory management and analysis systems. To the extent that Yahoo! does not have the appropriate advertising inventory or any extended failure of its advertising management system results in incorrect advertising insertions, Yahoo! may be exposed to "make good" obligations with its advertising customers, which, by displacing advertising inventory, could defer advertising revenues. Failure of its advertising management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely reports on advertising results also could negatively affect its relationships with advertisers. Yahoo!'s systems, procedures, or controls may not be adequate to support its operations, particularly with regard to support and service. Its management may not be able to achieve the rapid execution necessary to fully exploit its market opportunity. Any inability to effectively manage growth could have a material adverse effect on its business, operating results, and financial condition.

    As part of its business strategy, Yahoo! has completed several acquisitions and expects to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

- the difficulty of assimilating the operations and personnel of the acquired companies;

- the potential disruption of its ongoing business and distraction of management;

- the difficulty of incorporating acquired technology or content and rights into its products and media properties;

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

    Yahoo! may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

RISKS RELATED TO THE GEOCITIES MERGER

    THE MARKET PRICE OF YAHOO! COMMON STOCK COULD DECLINE AS A RESULT OF THE MERGER. The market price of Yahoo! common stock could decline as a result of the merger if:

-  the integration of Yahoo! and GeoCities is unsuccessful;

- the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts; or

- the effect of the merger on the combined company financial results is not consistent with the expectations of financial analysts.

    THE MERGER IS INTENDED TO QUALIFY AS A POOLING OF INTERESTS AND FINANCIAL RESULTS WOULD BE NEGATIVELY AFFECTED BY THE FAILURE TO SO QUALIFY. Yahoo! intends to account for the merger under the pooling of interest accounting and financial reporting rules. To qualify the merger as a pooling of interests for accounting purposes, Yahoo! and GeoCities and their respective affiliates must meet the criteria for pooling of interests accounting established in opinions published by the Accounting Principals Board and interpreted by the Financial Accounting Standards Board and the Commission. These opinions are complex and the interpretation of them is subject to change. Consummation of the merger is conditioned, among other things, upon the receipt by Yahoo! of a letter from its independent accountants and GeoCities' independent accountants that, subject to customary qualifications, they concur with management's conclusion that no conditions exist that would preclude Yahoo! and GeoCities from being parties to a business combination that would be accounted for as a pooling of interests.

    However, the availability of pooling of interests accounting treatment for the merger depends in part, upon circumstances and events occurring after the effective time. For example, there must be no significant changes in the business of the combined company, including significant dispositions of assets, for a period of two years following the effective time. Further, affiliates of Yahoo! and GeoCities must not sell, or otherwise reduce their risk with respect to, any shares of either Yahoo! and GeoCities capital stock, except for a de minimus number as defined by certain Commission rules and regulations, during the period beginning 30 days before the effective time and continuing until the day that Yahoo! publicly announces financial results covering at least 30 days of combined operations of Yahoo! and GeoCities after the merger. If the merger is completed and the effective time occurs during May 1999, Yahoo! expects that such combined financial results would be published in July 1999. If affiliates of Yahoo! or GeoCities sell their shares of Yahoo! common stock prior to that time despite a contractual obligation not to do so, the merger may not qualify for accounting as a pooling of interests for financial reporting purposes. The failure of the merger to qualify for pooling of interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect Yahoo!'s reported earnings and likely, the price of Yahoo!'s common stock.

    RISKS ASSOCIATED WITH A FAILURE TO CONSUMMATE THE MERGER. The consummation of the merger is subject to a number of conditions including, without limitation, approval by the stockholders of GeoCities and certain regulatory approvals. Yahoo! cannot provide any assurance that all conditions upon which the merger is contingent will be met. If the merger is not consummated for any reason, the trading price of Yahoo! stock could be materially adversely affected. In addition, if the merger is not consummated, then the attention and effort devoted to the integration of the two companies will have significantly diverted management's attention from other important issues, and could have a material adverse impact on Yahoo! in the future.

RISK OF CAPACITY CONSTRAINTS AND SYSTEMS FAILURES

    Yahoo! is dependent on its ability to effectively serve a high volume of use of its online media properties. Accordingly, the performance of its online media properties is critical to its reputation, its ability to attract advertisers to its Web sites, and to achieve market acceptance of its products and media properties. Any system failure that causes an interruption or an increase in response time of its products and media properties could result in less traffic to its Web sites and, if sustained or repeated, could reduce the attractiveness of its products and media properties to advertisers and licensees. An increase in the volume of queries conducted through its products and media properties could strain the capacity of the software or hardware Yahoo! has deployed, which could lead to slower response time or system failures. In addition, as the number of Web pages and users increase, its products and media properties and infrastructure may not be able to scale accordingly. Personalized information services, such as Web-based email and calendaring services and posting of photographs, involve increasingly complex technical and operational challenges that may strain its development and operational resources. Yahoo! may not be able to successfully implement and scale such services to the extent required by any growth in the number of users of such services. Failure to do so may affect the goodwill of users of these services, or negatively affect its brand and reputation.

    Yahoo! is dependent on third parties for much of its technology and infrastructure. See "Yahoo! Depends Substantially on Third Parties" above.

    Yahoo!'s operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, and similar events. In addition, substantially all of its network infrastructure is located in Northern California, an area susceptible to earthquakes. Yahoo! does not have multiple site capacity in the event of any such occurrence. Despite its implementation of network security measures, its servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with its computer systems. Yahoo! does not carry sufficient business interruption insurance to compensate for losses that may occur as a result of any of these events. Such events could have a material adverse effect on its business, operating results, and financial condition.

DEPENDENCE ON KEY PERSONNEL

    Yahoo! is substantially dependent on the continued services of its key personnel. Yahoo! expects that it will need to hire additional personnel in all areas. The competition for such personnel in its industry is intense, particularly in the San Francisco Bay Area, where its corporate headquarters are located. At times, Yahoo! has experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. Yahoo! does not maintain key person life insurance for any of its personnel. If Yahoo! does not succeed in attracting new personnel, or retaining and motivating existing personnel, its business will be adversely affected.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

    There are currently few laws or regulations directly applicable to access to or commerce on the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose Yahoo! to substantial liability. Such legislation could also dampen the growth in use of the Web, decrease the acceptance of the Web as a communications and commercial medium, or require Yahoo! to incur significant expense in complying with any new regulations. Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on its international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Web regulated by the FCC in the same manner as other telecommunications services. Because the growing popularity and use of the Web has burdened the existing telecommunications infrastructure and many areas with high Web use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Web, potentially decreasing the demand for its products and media properties. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce, and could adversely affect the Company's opportunity to derive financial benefit from such activities. Also, Congress recently passed (and the President has signed into law) the Digital Millenium Copyright Act, which is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights. Congress also recently passed (and the President has signed into law) the Children's Online Protection Act and the Children's Online Privacy

Act, which will restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. Further, Congress recently passed (and the President has signed into law) the Protection of Children from Sexual Predators Act, which mandates that electronic communication service providers report facts or circumstances from which a violation of child pornography laws is apparent. Yahoo! is currently reviewing these pieces of legislation, and cannot currently predict the effect, if any, that such legislation will have on its business. There can be no assurance that such legislation will not impose significant additional costs on its business or subject Yahoo! to additional liabilities. In addition, a number of other countries have announced or are considering additional regulation. For example, a recent European Commission privacy directive restricts the use of personal information without the consent of both the individual and that individual's government. Such restrictions could jeopardize the future of e-commerce in and with the European Union. In addition, the European Commission is expected in the near future to propose a directive concerning the liability of online service providers for activities that take place using their services. Such laws and regulations could fundamentally impair its ability to provide Internet navigation or other services, or substantially increase the cost of doing so. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity, and personal privacy is uncertain. Yahoo! may be subject to claims that its services violate such laws. Any such new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could have a material adverse effect on its business, operating results, and financial condition.

    Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute Yahoo! for violations of their laws. Yahoo! might unintentionally violate such laws. Such laws may be modified, or new laws enacted, in the future. Any such developments could have a material adverse effect on its business, results of operations, and financial condition.

LIABILITY FOR THE COMPANY'S SERVICES

    Yahoo! hosts a wide variety of information, community, communications and commerce services that enable individuals to exchange information, generate content, conduct business and engage in various online activities. The laws relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against Yahoo! for defamation, negligence, copyright or trademark infringement, personal injury or other theories based on the nature and content of information that may be posted online by its users. Such claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, Yahoo! could be exposed to liability with respect to the selection of listings that may be accessible through its Yahoo!-branded products and media properties, or through content and materials that may be posted by users in classifieds, message board, clubs, chat room, or other interactive community-building services. Such claims might include, among others, that by providing hypertext links to Web sites operated by third parties, Yahoo! is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites, or that Yahoo! is responsible for legal injury caused by statements made to, actions taken by or content generated by, participants in its message board services, Yahoo! Clubs, or other community building services. It is also possible that if any information provided through its services, such as stock quotes, analyst estimates or other trading information, contains errors, third parties could make claims against Yahoo! for losses incurred in reliance on such information. Yahoo! offers Web-based email services, which expose Yahoo! to potential risks, such as liabilities or claims resulting from unsolicited email (spamming), lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Investigating and defending such claims is expensive, even to the extent such claims do not result in liability.

    Yahoo! also periodically enters into arrangements to offer third-party products and services under the Yahoo! brand or via distribution on Yahoo! properties. Yahoo! recently announced an arrangement with broadcast.com, an Internet-based broadcast network, whereby links to broadcast.com's site and content will be distributed via Yahoo! properties. These business arrangements involve additional legal risks, such as potential liabilities for content posted by free home page users or made available by other third-party providers. Yahoo! may be subject to claims concerning such services or content by virtue of its involvement in marketing, branding or providing access to such services, even if Yahoo! does not itself host, operate, or provide such services. While its agreements with these parties often provide that Yahoo! will be indemnified against such liabilities, such indemnification may not be adequate.

    In October 1998, Yahoo! acquired Yoyodyne Entertainment, Inc., a direct marketing firm. Yoyodyne's business involves substantial use of sweepstakes, contests and similar promotional events in order to solicit user registration and involvement in direct marketing relationships. Sweepstakes and contests are subject to extensive government regulation throughout the world, including different regulatory programs under states and territories in the United States, and may be subject to laws governing lotteries and gambling. Although Yahoo! intends to operate these events to fall within exemptions from such laws, such exemptions may not be available. In addition, Yahoo! anticipates that in the near future substantial additional federal, state and international regulations may be adopted relating to user privacy and the collection and utilization of user information. To the extent that Yahoo! does not effectively comply with such regulations, or if such regulations materially impair its ability to effectively utilize direct marketing, its business, results of operations, and financial condition could be materially and adversely affected.

POTENTIAL COMMERCE-RELATED LIABILITIES AND EXPENSES

    As part of its business, Yahoo! enters into agreements with sponsors, content providers, service providers, and merchants under which Yahoo! is entitled to receive a share of revenue from the purchase of goods and services by users of its online properties. Such arrangements may expose Yahoo! to additional legal risks and uncertainties, including potential liabilities to consumers of such products and services. Although Yahoo! carries general liability insurance, its insurance may not cover potential claims of this type or may not be adequate to indemnify the Company for all liabilities that may be imposed.

    Yahoo! recently began offering a Yahoo!-branded VISA credit card, which includes a "rewards" program entitling card users to receive points that may be redeemed for merchandise, such as books or music. This arrangement exposes Yahoo! to certain additional risks and expenses, including those relating to compliance with consumer protection laws, loss of customer data, disputes over redemption procedures and rules, products liability, sales taxation and liabilities associated with any failure in performance by participating merchants.

    In June 1998, Yahoo! completed the acquisition of Viaweb Inc., a provider of software and reporting tools for the operation of online commerce Web sites. Yahoo! uses the Viaweb technology to host and promote online stores on behalf of third-party merchants, the operation and maintenance of which will be largely under the independent control of such merchants. These activities expose Yahoo! to a number of additional risks and uncertainties, including:

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

- claims relating to any failure of merchants to appropriately collect and remit sales or other taxes arising from e-commerce transactions; and

- claims that may be brought by merchants as a result of their exclusion from its commerce services or losses resulting from any downtime or other performance failures in its hosting services.

    Although Yahoo! maintains liability insurance, insurance may not cover these claims or may not be adequate. Even to the extent such claims do not result in material liability, investigating and defending such claims is expensive.

    Yahoo! intends to significantly expand its online stores in the future, as well as the services it offers to online store merchants, and to the extent that it fails to do so successfully, its overall business will be adversely affected.

    In September 1998, Yahoo! launched Yahoo! Auctions, a free service that hosts online auctions for a wide variety of goods and services. Auction services expose the Company to a number of significant additional risks. For example, while Yahoo! does not pre-screen the types of goods offered on Yahoo! Auctions, Yahoo! is aware that certain goods, such as alcohol, tobacco, firearms, adult material and other goods that may be subject to regulation by local, state or federal authorities may be traded on Yahoo! Auctions. Yahoo! might not be able to prevent the unlawful exchange of goods on its service, and may be subject to civil or criminal liability for unlawful activities carried out by users through its service. In addition, while Yahoo! takes no responsibility for delivery of payment or goods to any user of Yahoo! Auctions, Yahoo! anticipates that users who did not receive the purchase price or the goods that were to have been exchanged may register complaints with Yahoo! or seek to hold Yahoo! liable. Yahoo! also anticipates that it will receive complaints from buyers as to the quality of the goods purchased through Yahoo! Auctions, as well as complaints alleging that comments posted by participants of the service concerning other participants are unfair or defamatory. Any claims or litigation arising from Yahoo! Auctions could be costly. Any negative publicity generated as a result of fraudulent or deceptive conduct by users of Yahoo! Auctions could damage its reputation and diminish the value of its brand name. Yahoo! has also received in the past, and anticipates that it will receive in the future, communications alleging that certain items sold through Yahoo! Auctions, or text and images posted by users in auction listings, infringe third-party copyrights, trademarks or other intellectual property rights. While its user policies prohibit the sale of goods and posting of materials which may infringe third-party intellectual property rights, an allegation of infringement may result in costly litigation.

YEAR 2000 IMPLICATIONS

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Yahoo! is in the process of assessing the Year 2000 issue and expects to complete the program by the spring of 1999. Yahoo! has not incurred material costs to date in this process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition. Although Yahoo! currently believes that its systems are Year 2000 compliant in all material respects, its current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although Yahoo! is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, Yahoo! may experience serious unanticipated negative consequences

(such as significant downtime for one or more Yahoo! media properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. In addition, Yahoo! utilizes third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as its security system, building equipment and non-IT systems embedded microcontrollers that may not be Year 2000 compliant. Yahoo! is in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of its non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software or content to operate properly with regard to the year 2000 and thereafter could require Yahoo! to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations, and financial condition. Yahoo! is in the process of developing a comprehensive contingency plan to address situations that may result if Yahoo! is unable to achieve Year 2000 readiness of its critical operations. Finally, Yahoo! is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. Yahoo! does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could have a material adverse effect on its business, results of operations, and financial condition.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

    A key part of its strategy is to develop Yahoo!-branded online properties in international markets. Yahoo! has developed and operates, through joint ventures with SOFTBANK and related entities, versions of Yahoo! localized for Japan, Germany, France, the United Kingdom, and Korea. Yahoo! operates localized or mirror versions of Yahoo! through wholly-owned subsidiaries in Australia, Denmark, Italy, Norway, Singapore, Spain and Sweden. Yahoo! also offers Yahoo! guides in Spanish and Mandarin Chinese.

    To date, Yahoo! has only limited experience in developing localized versions of its products and marketing and operating its products and services internationally. Yahoo! relies on the efforts and abilities of its foreign business partners in such activities. Yahoo! also believes that in light of substantial anticipated competition, Yahoo! will need to move quickly into international markets in order to effectively obtain market share, and may not be able to do so. Yahoo! expects to continue to experience higher costs as a percentage of revenues in connection with international online properties. International markets Yahoo! has selected may not develop at a rate that supports its level of investment. In particular, international markets may be slower in adoption of the Internet as an advertising and commerce medium. Yahoo! may experience difficulty in managing international operations as a result of distance as well as language and cultural differences. Yahoo! or its partners may not be able to successfully market and operate its products and services in foreign markets. In addition, in a number of international markets, Yahoo! faces substantial competition from ISPs or other entrenched telecommunications companies, some of which have a dominant market share in their territories and which may be monopolies, that offer or may offer their own navigational service, impairing Yahoo!'s ability to compete in such markets.

    In addition to uncertainty about Yahoo!'s ability to continue to generate revenues from its foreign operations and expand its international presence, there are certain risks inherent in doing business on an international level, including:

-  unexpected changes in regulatory requirements;

-  trade barriers;

-  difficulties in staffing and managing foreign operations;

-  longer payment cycles;

-  currency exchange rate fluctuations;

-  problems in collecting accounts receivable;

-  political instability;

-  export restrictions;

-  export controls relating to encryption technology;

- seasonal reductions in business activity in certain other parts of the world; and

-  potentially adverse tax consequences.

    One or more of these factors could have a material adverse effect on Yahoo!'s future international operations and, consequently, on Yahoo!'s business, operating results, and financial condition.

CONCENTRATION OF STOCK OWNERSHIP

    As of December 31, 1998, Yahoo!'s directors and executive officers, and their affiliates beneficially owned approximately 57% of the outstanding stock. As of December 31, 1998, SOFTBANK owned approximately 30% of Yahoo!'s outstanding stock. As a result of their ownership, the directors, executive officers, and significant shareholders (including SOFTBANK) collectively are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company.

ANTI-TAKEOVER EFFECT OF CERTAIN CHARTER PROVISIONS

    Yahoo!'s board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change of control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. Yahoo! has no present plans to issue shares of Preferred Stock. Further, certain provisions of its charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the stock. In addition, its charter documents do not permit cumulative voting and provide that, at such time as Yahoo! has at least six directors, its board of directors will be divided into two classes, each of which serves for a staggered two-year term, which may make it more difficult for a third-party to gain control of the board of directors.

SHARES ELIGIBLE FOR FUTURE SALE

    As of December 31, 1998, Yahoo! had outstanding approximately 199,019,000 shares of common stock, and options to purchase a total of approximately 52,849,000 shares of common stock under its stock option plans, including shares issued and options assumed in the recent acquisitions of Viaweb, WebCal, Yoyodyne and HyperParallel. Of these shares, an estimated number of 2,570,000 shares recently issued in connection with acquisitions and investments have been available for resale pursuant to registration statements previously filed by Yahoo! with the Commission. Sales of substantial amounts of such shares in the public market or the prospect of such sales could adversely affect the market price of its common stock.

ITEM 2.  PROPERTIES

    Yahoo!'s headquarters facility is located in three offices in Santa Clara, California. The Company occupies these leased facilities which aggregate approximately 170,000 square feet. Office space for the Company's international subsidiaries is leased in Coppenhagen, Hong Kong, London, Madrid, Milan, Munich, Paris, Seoul, Singapore, Stockholm, Sydney, and Taipei. The Company also leases sales offices in Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York, and San Francisco. The Company's principal Web server equipment and operations are maintained by GlobalCenter in Mountain View, California.

    The Company believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, and other communications and community features, such as claims alleging defamation and invasion of privacy. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    Yahoo! Inc. Common Stock is quoted on the NASDAQ National Market System under the symbol YHOO. The following table sets forth the range of high and low closing sales prices for each period indicated, adjusted for the three-for-two stock split effective September 1997 and the two-for-one stock splits effective August 1998 and February 1999:

                                        1998                  1997                  1996
                                --------------------  --------------------  --------------------
                                  HIGH        LOW       HIGH        LOW       HIGH        LOW
                                ---------  ---------  ---------  ---------  ---------  ---------
First quarter.................  $   23.27  $   14.52  $    6.07  $    2.92     --         --
Second quarter................  $   39.38  $   23.31  $    6.54  $    4.57  $    5.50  $    3.04
Third quarter.................  $   65.75  $   34.50  $   13.85  $    5.58  $    4.00  $    2.63
Fourth quarter................  $  137.75  $   52.41  $   17.75  $    9.50  $    3.77  $    2.83

    The Company had approximately 2,350 shareholders of record as of December 31, 1998. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

    Yahoo! Inc. made the following unregistered sales of the Company's Common Stock during the quarter ended December 31, 1998:

                                                                            PERSONS OR CLASS             EXEMPTION
                                      NAME OF                                OF PERSONS TO                  FROM
TRANSACTION       AMOUNT OF       UNDERWRITER OR      CONSIDERATION       WHOM THE SECURITIES           REGISTRATION
    DATE       SECURITIES SOLD    PLACEMENT AGENT       RECEIVED               WERE SOLD                  CLAIMED
------------  -----------------  -----------------  -----------------  --------------------------  ----------------------
10/20/98....  509,514 Shares              None                (1)
              (1)                                                      Stockholders of Yoyodyne    Section 4(2) of the
                                                                       Entertainment, Inc.         Securities Act of
                                                                                                   1933, as amended

12/17/98....  74,856 Shares (2)           None                (2)      Stockholders of             Section 4(2) of the
                                                                       HyperParallel, Inc.         Securities Act of
                                                                                                   1933, as amended

------------------------------

(1) Pursuant to an Agreement and Plan of Merger dated as of October 9, 1998, by and among Yahoo!, YO Acquisition Corporation, a wholly-owned subsidiary of Yahoo!, and Yoyodyne Entertainment, Inc. ("Yoyodyne"), on October 20, 1998 (the effective date of the acquisition), all outstanding shares of Yoyodyne capital stock were converted into 509,514 shares of Yahoo! Common Stock. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November 19, 1998 and amended on January 22, 1999.

(2) Pursuant to an Agreement and Plan of Reorganization dated December 10, 1998, by and among Yahoo!, Hype Acquisition Corporation, a wholly-owned subsidiary of Yahoo!, and HyperParallel Inc. ("HyperParallel"), on December 17, 1998 (the effective date of the acquisition), all outstanding shares of HyperParallel capital stock were converted into 74,856 shares of Yahoo! Common Stock. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 2, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                        1998          1997           1996           1995
                                                                      ---------    ----------     ----------     ----------

STATEMENTS OF OPERATIONS DATA:
  Net revenues......................................................  $ 203,270    $   70,450     $   21,490     $    1,620
  Gross profit......................................................    176,528        59,565         16,768          1,339
  Total operating expenses..........................................    147,760        90,347         27,702          2,428
  Net income (loss).................................................     25,588(a)    (25,520)(b)     (6,427)        (1,016)
  Net income (loss) per share--basic*...............................       0.14         (0.15)         (0.04)         (0.01)
  Net income (loss) per share--diluted*.............................  $    0.11(a) $    (0.15)(b) $    (0.04)    $    (0.01)
  Shares used in per share calculation--basic*......................    184,060       174,672        157,300        109,468
  Shares used in per share calculation--diluted*....................    224,100       174,672        157,300        109,468

                                                                                     DECEMBER 31,
                                                                      ------------------------------------------
                                                                        1998       1997       1996       1995
                                                                      ---------  ---------  ---------  ---------

BALANCE SHEETS DATA:
Cash, cash equivalents, and short and long-term investments in
  marketable debt securities........................................  $ 482,426  $ 108,045  $ 106,695  $   6,167
Working capital.....................................................    387,256     84,050     92,790      5,620
Total assets........................................................    621,884    143,512    116,205      7,489
Shareholders' equity................................................  $ 536,210  $ 118,358  $ 105,916  $   5,975

------------------------------

Note: The selected financial data for the four years ended December 31, 1998 has been restated to reflect the acquisition of Yoyodyne Entertainment, Inc. which was accounted for as a pooling of interests.

*   Reflects the two-for-one stock splits effective August 1998 and February
    1999.

(a) Net income and net income per share include non-recurring charges of $19.4 million incurred in connection with the June 1998 acquisition of Viaweb Inc., the October 1998 acquisition of Yoyodyne Entertainment, Inc., and the December 1998 acquisition of HyperParallel, Inc., and amortization of $4.9 million on intangible assets. Pro forma net income and net income per share--diluted, excluding these expenses, would have been $49.9 million and $0.22, respectively.

(b) Net loss and net loss per share include non-recurring charges of $21.2 million related to the Yahoo! Marketplace restructuring and $3.9 million incurred in connection with the October 1997 acquisition of Four11 Corporation. Pro forma net loss and net loss per share--diluted, excluding these expenses, would have been $0.4 million and $0.00, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR HISTORICAL INFORMATION, THE DISCUSSION IN THIS REPORT (INCLUDING, WITHOUT LIMITATION, THE DISCUSSION UNDER THE HEADING "RESULTS OF OPERATIONS") CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW, AND THE RISKS DISCUSSED UNDER THE CAPTION, "RISK FACTORS" IN ITEM 1 OF THIS ANNUAL REPORT ON FORM 10-K.

OVERVIEW

    Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet media company that offers a branded network of comprehensive information, communication, and shopping services to millions of users daily. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is a leading guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues. In April 1996, the Company completed its initial public offering.

    On October 20, 1997, the Company completed the acquisition of Four11 Corporation ("Four11"), a privately-held online communications and Internet directory company. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 6,022,880 shares of Yahoo! Common Stock for all of Four11's outstanding shares and assumed 593,344 options and warrants to purchase Yahoo! Common Stock. During the quarter ended December 31, 1997, the Company recorded a one-time charge of $3.9 million for the acquisition. These costs consisted of investment banking fees, legal and accounting fees, redundancy costs, and certain other expenses directly related to the acquisition. The consolidated financial statements for the three years ended December 31, 1998 and the accompanying notes reflect the Company's financial position and the results of operations as if Four11 was a wholly-owned subsidiary of the Company since inception.

    On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb Inc. ("Viaweb"), a provider of software and services for hosting online stores, through the issuance of 1,574,364 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 244,504 shares of Yahoo! Common Stock. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Viaweb have been included with those of the Company for periods subsequent to the date of acquisition.

    The total purchase price of the acquisition was $48.6 million including acquisition expenses of $1.8 million. Of the purchase price, $15.0 million was assigned to in-process research and development and expensed upon the consummation of the acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by the Company and pursuant to discussions with the Staff of the Securities and Exchange Commission (the "Staff").

    Among the factors considered in discussions with the Staff in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over three and seven years, respectively. Amortization expense of purchased technology and other intangible assets was $2.9 million and $2.0 million, respectively, for the year ended December 31, 1998. In addition, other factors were considered in discussions with the Staff in determining the value assigned to purchased in-process technology such as research projects in areas supporting the online store technology (including significant enhancement to the ability of the product to support multiple users and multiple servers), developing functionality to support the ability to process credit card orders, and enhancing the product's user interface by developing functionality that would allow the product to be used outside of the United States. If none of these projects is successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired. The Company began to benefit from the purchased in-process technology in late 1998.

    On July 17, 1998, the Company completed the acquisition of WebCal Corporation ("WebCal"), a privately-held developer and marketer of Web-based calendaring and scheduling products, and publisher of EventCal, a comprehensive database of world-wide public events. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 541,908 shares of Yahoo! Common Stock for all of WebCal's outstanding shares. The historical operations of WebCal are not material to the Company's financial position or results of operations, therefore, prior period financial statements have not been restated for this acquisition.

    On October 20, 1998, the Company acquired Yoyodyne Entertainment, Inc. ("Yoyodyne"), a privately-held, direct marketing services company. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 561,244 shares of Yahoo! Common Stock and options and warrants to purchase Yahoo! Common Stock for all of Yoyodyne's outstanding shares, options, and warrants. The consolidated financial statements for the three years ended December 31, 1998 and the accompanying notes reflect the Company's financial position and the results of operations as if Yoyodyne was a wholly-owned subsidiary of the Company since inception. During October 1998, the Company recorded a one-time charge of $2.1 million for acquisition-related costs. These costs consisted of broker fees, legal and accounting fees, and certain other expenses directly related to the acquisition.

    On December 17, 1998, the Company completed the acquisition of all outstanding shares of HyperParallel, Inc. ("HyperParallel"), a direct marketing company specializing in data analysis, through the issuance of 74,856 shares of Yahoo! Common Stock and cash, totaling $8.1 million. The acquisition was accounted for as a purchase in accordance with APB 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill. Results of operations for HyperParallel have been included with those of the Company for periods subsequent to the date of acquisition. The Company estimated that the economic useful lives of current technology and goodwill were three and seven years, respectively. The Company recorded a charge to earnings of $2.3 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Factors considered in estimating the allocation of purchase price to in-process research and development were estimating cash flows resulting from the expected revenues to be generated from the project, and discounting the net cash flows, in addition to other assumptions.

If this project is not successfully developed, the Company's sales and profitability may be adversely affected in future periods.

    On January 28, 1999, the Company announced the signing of a definitive agreement to acquire GeoCities, a publicly traded Internet company. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company will exchange approximately 21,254,000 shares of Yahoo! Common Stock for approximately 31,403,000 shares of GeoCities common stock. Additionally, the Company will convert approximately 8,894,000 GeoCities stock options into approximately 6,019,000 Yahoo! stock options. The acquisition is expected to be completed in the second quarter of 1999 and is subject to certain conditions, regulatory approval, and approval by GeoCities stockholders. The Company expects to record a one-time charge in the second quarter of 1999 relating to expenses incurred with this transaction. GeoCities' operating results for the years ended December 31, 1998, 1997, and 1996 included revenues of approximately $18.4 million, $4.6 million, and $0.3 million, respectively, and net losses of approximately $19.8 million, $8.9 million, and $3.0 million, respectively.

    The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. The Company's standard rates for banner advertising currently range from approximately $6.00 per thousand impressions for run of network to approximately $90.00 per thousand impressions for highly targeted audiences and properties. To date, the duration of the Company's banner advertising commitments has ranged from one week to two years. Sponsorship advertising contracts have longer terms (ranging from three months to two years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved. The Company also earns revenue on sponsorship contracts from fees relating to the design, coordination, and integration of customers' content and links into Yahoo! online media properties. These development fees are recognized as revenue once the related activities have been performed and the customer's Web links are available on Yahoo! online media properties. A number of the Company's agreements provide that Yahoo! receive revenues from electronic commerce transactions. Currently, these revenues are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo!. Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Yahoo! properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenues from development fees, electronic commerce transactions, and barter transactions have each been less than 10% of net revenues.

    In August 1996, the Company entered into agreements with Visa International Service Association ("VISA") and another party (together, the "Visa Group") to establish a limited liability company, Yahoo! Marketplace L.L.C., to develop and operate a navigational service focused on information and resources for the purchase of consumer products and services over the Internet. During July 1997, prior to the completion of significant business activities and public launch of the property, the Company and VISA entered into an agreement under which the Visa Group released the Company from certain obligations and claims. In connection with this agreement, Yahoo! issued 2,797,924 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21.2 million in the second quarter ended June 30, 1997.

RESULTS OF OPERATIONS

    NET REVENUES. Net revenues were $203.3 million, $70.5 million , and $21.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. The increases from year to year are due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 3,800 customers advertised on the Company's online media properties during 1998 as compared to approximately 2,600 and 700 in 1997 and 1996, respectively. No one customer accounted for 10% or more of net revenues during the years ended December 31, 1998 and 1997, and SOFTBANK and its related companies ("SOFTBANK") accounted for 11% of net revenues during 1996. Advertising purchases by SOFTBANK, a 30% shareholder of the Company at December 31, 1998, accounted for approximately 5% and 4% of net revenues during the years ended December 31, 1998 and 1997, respectively. Contracted prices on these orders are comparable to those given to other major customers of the Company. International revenues have accounted for less than 10% of net revenues during the years ended December 31, 1998, 1997, and 1996. Barter revenues also represented less than 10% of net revenues during those periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller and shorter term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the last three years, management does not believe that this level of revenue growth will be sustained in future periods.

    COST OF REVENUES. Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, amortization of purchased technology, prize awards, equipment depreciation, and compensation. Cost of revenues were $26.7 million for the year ended December 31, 1998, or 13% of net revenues, as compared to $10.9 million, or 15% of net revenues, and $4.7 million, or 22% of net revenues, for the years ended December 31, 1997 and 1996, respectively. The absolute dollar increases in cost of revenues from year to year are primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and the amortization of technology purchased in the Viaweb acquisition. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 167 million page views per day in December 1998 compared with an average of approximately 65 million page views per day in December 1997 and an average of approximately 20 million page views per day in December 1996. Yahoo! Japan, an unconsolidated joint venture of the Company that began operations in April 1996, is included in these page views figures and accounted for an average of approximately 13 million per day in December 1998, an average of approximately 5 million per day in December 1997, and an average of approximately 1.4 million per day in December 1996. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future. The Company currently anticipates cost of revenues will be in the range of 10% to 13% of net revenues for 1999, however, anticipated spending levels may vary as a result of acquisitions and future business combinations.

    SALES AND MARKETING. Sales and marketing expenses were $92.4 million for the year ended December 31, 1998, or 45% of net revenues. For the years ended December 31, 1997 and 1996, sales and marketing expenses were $45.8 million and $16.2 million, or 65% and 75% of net revenues, respectively. Sales and marketing expenses consist primarily of advertising and other marketing-related expenses (which include distribution costs), compensation and employee-related expenses, sales commissions, and travel costs. The year-to-year increases in absolute dollars are primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in the international subsidiaries with the addition of subsidiaries in Germany, France, and the United Kingdom during 1996, Sweden, Australia, Singapore, Korea, Denmark, and Norway during 1997, and Italy, Hong Kong, and Spain as well as Yahoo! guides in Spanish and Mandarin Chinese languages during 1998, and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization. As a percentage of net revenues, the Company currently anticipates that sales and marketing expenses will be in the range of 40% to 43% for 1999, however, anticipated spending levels may vary as a result of acquisitions and future business combinations.

    PRODUCT DEVELOPMENT. Product development expenses were $22.7 million, or 11% of net revenues for the year ended December 31, 1998 compared to $12.1 million and $5.7 million, or 17% and 27% of net revenues for the years ended December 31, 1997 and 1996, respectively. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! online media properties. The year-to-year increases in absolute dollars are primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. To date, all internal product development costs have been expensed as incurred. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods. As a percentage of net revenues, the Company currently anticipates that product development expenses will range from 10% to 12% during 1999, however, anticipated spending levels may vary as a result of acquisitions and future business combinations.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses were $11.2 million, or 6% of net revenues for the year ended December 31, 1998 compared to $7.4 million and $5.8 million, or 10% and 27% of net revenues for the years ended December 31, 1997 and 1996, respectively. General and administrative expenses consist primarily of compensation and fees for professional services, and the year-to-year increases in absolute dollars are primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services. As a percentage of net revenues, the Company currently anticipates that general and administrative expenses will approximate 5% during 1999, however, anticipated spending levels may vary as a result of acquisitions and future business combinations.

    AMORTIZATION OF INTANGIBLES. As part of the Viaweb acquisition, the Company recorded an intangible asset related to goodwill in the amount of $24.3 million. This asset is being amortized over a seven-year period beginning in June 1998.

    OTHER--NON-RECURRING COSTS. During June 1998, the Company completed the acquisition of all outstanding shares of Viaweb through the issuance of 1,574,364 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 244,504 shares of Yahoo! Common Stock. During the quarter ended June 30, 1998, the Company recorded a non-recurring charge of $15.0 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. On October 20, 1998, the Company completed the acquisition of all outstanding shares, options, and warrants of Yoyodyne through the issuance of 561,244 shares of Yahoo! Common Stock and options and warrants to purchase Yahoo! Common Stock. During the quarter ended December 31, 1998, the Company recorded a one-time charge of approximately $2.1 million for expenses incurred with the transaction. During December 1998, the Company completed the acquisition of all outstanding shares of HyperParallel through the issuance of 74,856 shares of Yahoo! Common Stock and some cash. During the quarter ended December 31, 1998, the Company recorded a non-recurring charge of $2.3 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

    During July 1997, the Company and VISA entered into an agreement under which the Visa Group released the Company from certain obligations and claims. In connection with this agreement, Yahoo! issued 2,797,924 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21.2 million in the second quarter ended June 30, 1997. In conjunction with the October 1997 acquisition of Four11 Corporation, the Company recorded a one-time charge of $3.9 million which consisted of investment banking fees, legal and accounting fees, redundancy costs, and certain other expenses directly related to the acquisition.

    INVESTMENT INCOME, NET. Investment income, net of expense, was $14.6 million for the year ended December 31, 1998 compared to $4.5 million and $4.0 million for the years ended December 31, 1997 and 1996, respectively. The increase from 1997 to 1998 is primarily attributable to a higher average investment balance, principally due to proceeds of $250.0 million received by the Company on July 14, 1998 from a private placement of shares to SOFTBANK. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

    MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED SUBSIDIARIES. Minority interests in operations of consolidated subsidiaries were $68,000 for the year ended December 31, 1998 compared to $727,000 and $540,000 for the years ended December 31, 1997 and 1996, respectively. The decrease from 1997 to 1998 is primarily attributable to near break-even results in the European and Korean joint ventures in the aggregate. The increase from 1996 to 1997 is primarily attributable to the staggered launch dates of the joint ventures. Yahoo! Europe operations began during the third quarter of 1996 and Yahoo! Korea operations started in the third quarter of 1997. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. When, and if, the consolidated subsidiaries become profitable, the minority interests adjustment on the statement of operations will reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

    INCOME TAXES. Yahoo! recorded an income tax provision of $17.8 million in 1998. At December 31, 1998, the Company had net operating loss carryforwards and research tax credit carryforwards, which if not utilized, will begin to expire in 2003 through 2010. Deferred tax assets totaled $152.7 million of which approximately $141 million relates to net operating loss carryforwards and tax credit carryforwards from the exercise of stock options. When recognized, the tax benefit of the loss and credit carryforwards is accounted for as a credit to additional paid-in capital rather than as a reduction of income tax expense. The Company has a valuation allowance of $135.1 million for deferred tax assets for which realization is not more-likely-than-not. The Company's 1998 estimated income tax rate was impacted during the year by the release of the prior year's valuation allowance, nondeductible acquisition-related charges, and pre-acquisition losses of companies acquired in 1998.

    NET INCOME (LOSS). The Company recorded net income of $25.6 million or $0.11 per share diluted for the year ended December 31,1998 compared to net losses of $25.5 million and $6.4 million, or $0.15, and $0.04 per share diluted for the years ended December 31, 1997 and 1996, respectively. Excluding the effect of the non-recurring charge of $19.4 million incurred in connection with various 1998 acquisitions and the amortization of $2.9 million and $2.0 million from the purchased technology and intangible assets acquired in the purchase of Viaweb, the Company earned $49.9 million or $0.22 per share diluted for the year ended December 31, 1998. Excluding the effect of the one-time, non-cash, pre-tax charge of $21.2 million recorded for the restructuring of the Yahoo! Marketplace agreements with the Visa Group and the one-time charge of $3.9 million recorded for costs incurred for the acquisition of Four11, the Company's net loss was $0.4 million or $0.00 per share diluted for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At December 31, 1998, the Company had cash and cash equivalents and investments in marketable debt securities totaling $482.4 million compared to $108.0 million at December 31, 1997. For the year ended December 31, 1998, cash provided by operating activities was $110.3 million compared to cash provided by operating activities of $0.5 million and cash used for operating activities of $2.4 million for the years ended December 31, 1997 and 1996, respectively.

    For the year ended December 31, 1998, cash provided by operating activities of $110.3 million was primarily due to earnings, before non-recurring charges of $17.3 million and depreciation and amortization of $10.2 million, increases in deferred revenue (due to invoicing and cash receipts in excess of revenue) and accrued liabilities, and tax benefits from stock option plans. The increase in deferred revenue relates principally to overall significant growth in revenue and increases in advanced payments on several new and relatively longer sponsorship agreements. For the year ended December 31, 1997, cash provided by operating activities of $0.5 million was primarily due to increases in accrued liabilities and deferred revenue, substantially offset by increases in prepaid expenses and other assets, which resulted primarily from a $5.0 million one-time non-refundable license payment to Netscape under the Netscape Guide by Yahoo! agreement and a $2.9 million payment to Netscape under the international Netscape Net Search program agreement. For the year ended December 31, 1996, cash used by operating activities was $2.4 million.

    Cash used in investing activities was $329.9 million for the year ended December 31, 1998. Purchases (net of sales and maturities) of investments in marketable securities and other assets during the period were $312.8 million and capital expenditures totaled $11.9 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash provided by investing activities was $19.6 million for the year ended December 31, 1997. Sales and maturities (net of purchases) of investments in marketable securities during the period were $27.9 million and capital expenditures totaled $6.7 million. Cash used in investing activities was $76.2 million for the year ended December 31, 1996. Purchases (net of sales and maturities) of investments in marketable securities and other assets during the period were $72.0 million and capital expenditures totaled $3.4 million.

    For the year ended December 31, 1998, cash provided by financing activities of $281.3 million was due primarily to the issuance of Common Stock to SOFTBANK in the amount of $250.0 million during July 1998 and the issuance of Common Stock pursuant to the exercise of stock options. For the year ended December 31, 1997, cash provided by financing activities of $9.6 million was due primarily to the issuance of Common Stock pursuant to the exercise of stock options. For the year ended December 31, 1996, cash provided by financing activities of $107.2 million was primarily due to the March 1996 issuance of 5.1 million shares of Convertible Series C Preferred Stock for aggregate proceeds of $63.8 million, the April 1996 initial public offering of 17.9 million shares of Common Stock for net proceeds of $35.1 million, and other issuances of Common Stock.

    The Company currently has no material commitments other than those under operating lease agreements. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to the Company's shareholders.

YEAR 2000 IMPLICATIONS

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company is in the process of assessing the Year 2000 issue and expects to complete the program by the spring of 1999. The Company has not incurred material costs to date in this process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition. Although Yahoo! currently believes that its systems are Year 2000 compliant in all material respects, the current systems and products may contain undetected errors or defects with Year 2000 date functions that may result in material costs. Although Yahoo! is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more Yahoo! Media properties) or material costs caused by undetected errors or defects in the technology used in its internal systems. In addition, the Company utilizes third-party equipment, software and content, including non-information technology systems ("non-IT systems"), such as its security system, building equipment, and non-IT systems embedded microcontrollers that may not be Year 2000 compliant. The Company is in the process of developing a plan to assess whether these third parties are adequately addressing the Year 2000 issue and whether any of its non-IT systems have material Year 2000 compliance problems. Failure of such third-party equipment, software, or content to operate properly with regard to the year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on its business, results of operations, and financial condition. Yahoo! is in the process of fully developing a comprehensive contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of its critical operations. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions. Furthermore, the purchasing patterns of advertisers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. The Company does not currently have any information about the Year 2000 status of its advertising customers. However, these expenditures may result in reduced funds available for Web advertising or sponsorship of Web services, which could have a material adverse effect on the Company's business, results of operations, and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of its investments.

    INTEREST RATE RISK. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments in its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

    Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

    FOREIGN CURRENCY RISK. International revenues from the Company's foreign subsidiaries were less than 10% of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

    The Company's international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

    The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1998 was not material.

    INVESTMENT RISK. The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. During 1998, certain of these investments in privately-held companies became marketable equity securities when the investees completed initial public offerings. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                  PAGE
----------------------------------------------------------------------------------------  ---------
Consolidated Financial Statements:

  Report of Independent Accountants.....................................................     39

  Consolidated Balance Sheets at December 31, 1998 and 1997.............................     40

  Consolidated Statements of Operations for each of the three years in the period ended
    December 31, 1998...................................................................     41

  Consolidated Statements of Shareholders' Equity for each of the three years in the
    period ended December 31, 1998......................................................     42

  Consolidated Statements of Cash Flows for each of the three years in the period ended
    December 31, 1998...................................................................     43

  Notes to Consolidated Financial Statements............................................     44

  Financial Statement Schedules:

    II--Valuation and Qualifying Accounts for each of the three years in the period
      ended December 31, 1998...........................................................     61

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Financial Data:
  Quarterly Financial Data (unaudited) for the two years ended December 31, 1998........     62

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Yahoo! Inc.

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
San Jose, California
January 8, 1999, except as to the stock split described in Note 1 and Note 10, which are as of February 8, 1999

                                  YAHOO! INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1998       1997
                                                                          ---------  ---------
                                            ASSETS
Current assets:
  Cash and cash equivalents.............................................  $ 125,474  $  63,571
  Short-term investments in marketable securities.......................    308,025     27,772
  Accounts receivable, net of allowance of $4,967 in 1998 and $2,598 in
    1997................................................................     24,831     11,163
  Prepaid expenses and other current assets.............................      8,909      5,982
                                                                          ---------  ---------
      Total current assets..............................................    467,239    108,488

Long-term investments in marketable securities..........................     90,266     16,702
Property and equipment, net.............................................     15,189      7,364
Other assets............................................................     49,190     10,958
                                                                          ---------  ---------
      Total assets......................................................  $ 621,884  $ 143,512
                                                                          ---------  ---------
                                                                          ---------  ---------

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................  $   6,302  $   5,256
  Accrued expenses and other current liabilities........................     34,419     12,685
  Deferred revenue......................................................     38,301      5,085
  Due to related parties................................................        961      1,412
                                                                          ---------  ---------
      Total current liabilities.........................................     79,983     24,438
                                                                          ---------  ---------

Deferred tax liability..................................................      4,443     --
Commitments and contingencies (Note 9)
Minority interests in consolidated subsidiaries.........................      1,248        716

Shareholders' equity:
  Preferred Stock, $0.001 par value; 10,000 shares authorized; none
    issued or outstanding in 1998 and 1997..............................     --         --
  Common Stock, $0.00017 par value; 900,000 shares authorized; 199,019 issued and outstanding in 1998 and 180,408 issued and outstanding in
    1997................................................................         23         20
  Additional paid-in capital............................................    522,997    151,744
  Accumulated deficit...................................................     (8,442)   (32,963)
  Accumulated other comprehensive income (loss).........................     21,632       (443)
                                                                          ---------  ---------
      Total shareholders' equity........................................    536,210    118,358
                                                                          ---------  ---------
      Total liabilities and shareholders' equity........................  $ 621,884  $ 143,512
                                                                          ---------  ---------
                                                                          ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                  YAHOO! INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Net revenues..................................................  $ 203,270  $  70,450  $  21,490
Cost of revenues..............................................     26,742     10,885      4,722
                                                                ---------  ---------  ---------
Gross profit..................................................    176,528     59,565     16,768
                                                                ---------  ---------  ---------
Operating expenses:
  Sales and marketing.........................................     92,380     45,778     16,168
  Product development.........................................     22,742     12,082      5,700
  General and administrative..................................     11,210      7,392      5,834
  Amortization of intangibles.................................      2,028     --         --
  Other--non-recurring costs..................................     19,400     25,095     --
                                                                ---------  ---------  ---------
      Total operating expenses................................    147,760     90,347     27,702
                                                                ---------  ---------  ---------
Income (loss) from operations.................................     28,768    (30,782)   (10,934)
Investment income, net........................................     14,579      4,535      3,967
Minority interests in operations of consolidated
  subsidiaries................................................         68        727        540
                                                                ---------  ---------  ---------
Income (loss) before income taxes.............................     43,415    (25,520)    (6,427)
Provision for income taxes....................................     17,827     --         --
                                                                ---------  ---------  ---------
Net income (loss).............................................  $  25,588  $ (25,520) $  (6,427)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Net income (loss) per share--basic............................  $    0.14  $   (0.15) $   (0.04)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Net income (loss) per share--diluted..........................  $    0.11  $   (0.15) $   (0.04)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Shares used in per share calculation--basic...................    184,060    174,672    157,300
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Shares used in per share calculation--diluted.................    224,100    174,672    157,300
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                  YAHOO! INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                     PREFERRED STOCK           COMMON STOCK       ADDITIONAL
                                                  ----------------------  ----------------------    PAID-IN    ACCUMULATED
                                                   SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL      DEFICIT
                                                  ---------  -----------  ---------  -----------  -----------  ------------
Balance at December 31, 1995....................      7,738   $       8      65,693   $       1    $   6,982    $   (1,016)
Comprehensive income (loss):
  Net loss......................................     --          --          --          --           --            (6,427)
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment.....
  Other comprehensive income (loss).............     --          --          --          --           --            --
      Comprehensive income (loss)...............
Issuance of Convertible Series C Preferred
  Stock.........................................      5,100           5      --          --           63,745        --
Sale of Common Stock, net of issuance costs.....     --          --          17,940           3       35,103        --
Conversion of Convertible Preferred Stock to
  Common Stock..................................    (12,838)        (13)     77,028          13       --            --
Issuance of Common Stock, net of issuance
  costs.........................................     --          --           1,887      --            7,368        --
Issuance of Common Stock pursuant to exercise of
  options.......................................     --          --           2,978           1            9        --
Compensation expense on option grants and
  warrant issuances.............................     --          --          --          --              197        --
                                                  ---------       -----   ---------         ---   -----------  ------------
Balance at December 31, 1996....................     --          --         165,526          18      113,404        (7,443)
Comprehensive income (loss):
  Net loss......................................     --          --          --          --           --           (25,520)
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment.....
  Other comprehensive income (loss).............     --          --          --          --           --            --
      Comprehensive income (loss)...............
Issuance of Common Stock pursuant to exercise of
  warrants......................................     --          --           1,395      --           --            --
Issuance of Common Stock for acquisitions and
  investments...................................     --          --             461      --            6,400        --
Issuance of Common Stock pursuant to Visa Group
  Agreement.....................................     --          --           2,798           1       21,049        --
Issuance of Common Stock for employee stock
  plans and other...............................     --          --          10,228           1        7,515        --
Write-up of investment in Yahoo! Japan..........     --          --          --          --            1,700        --
Compensation and other expense on option grants
  and warrant issuances.........................     --          --          --          --            1,676        --
                                                  ---------       -----   ---------         ---   -----------  ------------
Balance at December 31, 1997....................     --          --         180,408          20      151,744       (32,963)
Comprehensive income (loss):
  Net income....................................     --          --          --          --           --            25,588
  Other comprehensive income (loss), net of tax:
    Net unrealized gains on securities..........
    Foreign currency translation adjustment.....
  Other comprehensive income (loss).............     --          --          --          --           --            --
      Comprehensive income (loss)...............
Issuance of Common Stock pursuant to exercise of
  warrants......................................     --          --             191      --              196        --
Issuance of Common Stock for acquisitions.......     --          --           2,289      --           54,195        --
Sale of Common Stock, net of issuance costs.....     --          --           5,454           1      249,448        --
Issuance of Common Stock for employee stock
  plans.........................................     --          --          10,677           2       31,032        --
Compensation expense on option grants...........     --          --          --          --              926        --
Tax benefits from stock options.................     --          --          --          --           35,456        --
Accumulated deficit from acquisition............     --          --          --          --           --            (1,067)
                                                  ---------       -----   ---------         ---   -----------  ------------
Balance at December 31, 1998....................     --       $  --         199,019   $      23    $ 522,997    $   (8,442)
                                                  ---------       -----   ---------         ---   -----------  ------------
                                                  ---------       -----   ---------         ---   -----------  ------------

                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE              COMPREHENSIVE
                                                   INCOME (LOSS)     TOTAL    INCOME (LOSS)
                                                  ---------------  ---------  --------------
Balance at December 31, 1995....................     $  --         $   5,975
Comprehensive income (loss):
  Net loss......................................        --            (6,427)   $   (6,427)
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment.....                                       (63)
                                                                              --------------
  Other comprehensive income (loss).............           (63)          (63)          (63)
                                                                              --------------
      Comprehensive income (loss)...............                                $   (6,490)
                                                                              --------------
                                                                              --------------
Issuance of Convertible Series C Preferred
  Stock.........................................        --            63,750
Sale of Common Stock, net of issuance costs.....        --            35,106
Conversion of Convertible Preferred Stock to
  Common Stock..................................        --            --
Issuance of Common Stock, net of issuance
  costs.........................................        --             7,368
Issuance of Common Stock pursuant to exercise of
  options.......................................        --                10
Compensation expense on option grants and
  warrant issuances.............................        --               197
                                                  ---------------  ---------
Balance at December 31, 1996....................           (63)      105,916
Comprehensive income (loss):
  Net loss......................................        --           (25,520)   $  (25,520)
  Other comprehensive income (loss), net of tax:
    Foreign currency translation adjustment.....                                      (380)
                                                                              --------------
  Other comprehensive income (loss).............          (380)         (380)         (380)
                                                                              --------------
      Comprehensive income (loss)...............                                $  (25,900)
                                                                              --------------
                                                                              --------------
Issuance of Common Stock pursuant to exercise of
  warrants......................................        --            --
Issuance of Common Stock for acquisitions and
  investments...................................        --             6,400
Issuance of Common Stock pursuant to Visa Group
  Agreement.....................................        --            21,050
Issuance of Common Stock for employee stock
  plans and other...............................        --             7,516
Write-up of investment in Yahoo! Japan..........        --             1,700
Compensation and other expense on option grants
  and warrant issuances.........................        --             1,676
                                                  ---------------  ---------
Balance at December 31, 1997....................          (443)      118,358
Comprehensive income (loss):
  Net income....................................        --            25,588    $   25,588
  Other comprehensive income (loss), net of tax:
    Net unrealized gains on securities..........                                    21,787
    Foreign currency translation adjustment.....                                       288
                                                                              --------------
  Other comprehensive income (loss).............        22,075        22,075        22,075
                                                                              --------------
      Comprehensive income (loss)...............                                $   47,663
                                                                              --------------
                                                                              --------------
Issuance of Common Stock pursuant to exercise of
  warrants......................................        --               196
Issuance of Common Stock for acquisitions.......        --            54,195
Sale of Common Stock, net of issuance costs.....        --           249,449
Issuance of Common Stock for employee stock
  plans.........................................        --            31,034
Compensation expense on option grants...........        --               926
Tax benefits from stock options.................        --            35,456
Accumulated deficit from acquisition............        --            (1,067)
                                                  ---------------  ---------
Balance at December 31, 1998....................     $  21,632     $ 536,210
                                                  ---------------  ---------
                                                  ---------------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                  YAHOO! INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               -------------------------------
                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................  $  25,588  $ (25,520) $  (6,427)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization............................     10,215      2,737        639
    Tax benefits from stock options..........................     17,827     --         --
    Non-cash charges related to stock option grants and
      warrant issuances......................................        926      1,676        197
    Minority interests in operations of consolidated
      subsidiaries...........................................        (68)      (727)      (540)
    Purchased in-process research and development............     17,300     --         --
    Other non-cash charge....................................     --         21,245     --
    Changes in assets and liabilities:
      Accounts receivable, net...............................    (13,616)    (5,963)    (4,269)
      Prepaid expenses.......................................      2,144     (6,110)      (386)
      Accounts payable.......................................        515      2,425      1,386
      Accrued expenses and other current liabilities.........     16,688      7,404      4,393
      Deferred revenue.......................................     33,210      2,983      1,665
      Due to related parties.................................       (451)       330        948
                                                               ---------  ---------  ---------
  Net cash provided by (used in) operating activities........    110,278        480     (2,394)
                                                               ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment......................    (11,911)    (6,722)    (3,442)
  Cash acquired in acquisitions..............................        199     --         --
  Purchases of marketable securities.........................   (471,135)   (58,753)  (115,247)
  Proceeds from sales and maturities of marketable
    securities...............................................    158,350     86,678     43,240
  Other investments..........................................     (5,445)    (1,649)      (729)
                                                               ---------  ---------  ---------
  Net cash provided by (used in) investing activities........   (329,942)    19,554    (76,178)
                                                               ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock, net................    280,679      7,516     42,484
  Proceeds from issuance of Convertible Preferred Stock......     --         --         63,750
  Proceeds from minority investors...........................        600        999      1,050
  Other......................................................     --          1,106       (128)
                                                               ---------  ---------  ---------
  Net cash provided by financing activities..................    281,279      9,621    107,156
                                                               ---------  ---------  ---------
Effect of exchange rate changes on cash and cash
  equivalents................................................        288       (380)       (63)
                                                               ---------  ---------  ---------
Net change in cash and cash equivalents......................     61,903     29,275     28,521
Cash and cash equivalents at beginning of year...............     63,571     34,296      5,775
                                                               ---------  ---------  ---------
Cash and cash equivalents at end of year.....................  $ 125,474  $  63,571  $  34,296
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

  The accompanying notes are an integral part of these consolidated financial statements.

                                  YAHOO! INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    THE COMPANY. Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet media company that offers a branded network of comprehensive information, communication, and shopping services to millions of users daily. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. The Company conducts its business within one industry segment.

    On October 20, 1998 and 1997, the Company consummated its acquisitions of Yoyodyne Entertainment, Inc. ("Yoyodyne") and Four11 Corporation ("Four11"), respectively, upon which Yoyodyne's and Four11's shareholders exchanged all of their shares for shares of the Company's Common Stock in business combinations that were accounted for as pooling of interests. The consolidated financial statements for the three years ended December 31, 1998 and the accompanying notes reflect the Company's financial position and the results of operations as if Yoyodyne and Four11 were wholly-owned subsidiaries of the Company since inception.

    Components of the consolidated results of operations of Yahoo! and of Four11 and Yoyodyne prior to their acquisitions by Yahoo! are as follows (in thousands):

                                                     YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1998       1997       1996
                                                 ---------  ---------  ---------
NET REVENUES
  Yahoo!.......................................  $ 201,446  $  65,460  $  19,073
  Four11.......................................     --          1,951        624
  Yoyodyne.....................................      1,824      3,039      1,793
                                                 ---------  ---------  ---------
                                                 $ 203,270  $  70,450  $  21,490
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------
NET INCOME (LOSS)
  Yahoo!.......................................  $  30,216  $ (19,973) $  (2,334)
  Four11.......................................     --         (2,914)    (1,951)
  Yoyodyne.....................................     (4,628)    (2,633)    (2,142)
                                                 ---------  ---------  ---------
                                                 $  25,588  $ (25,520) $  (6,427)
                                                 ---------  ---------  ---------
                                                 ---------  ---------  ---------

    STOCK SPLITS. During July 1998, the Company's Board of Directors approved a two-for-one Common Stock split. Shareholders of record on July 17, 1998 (the record date) received one additional share for every share held on that date. The shares were distributed on July 31, 1998 and the stock split was effective on August 3, 1998. During January 1999, the Company's Board of Directors approved a two-for-one Common Stock split. Shareholders of record on January 22, 1999 (the record date) received one additional share for every share held on that date. The shares were distributed on February 5, 1999 and the stock split was effective on February 8, 1999. All share numbers in these consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one common stock splits.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net loss attributable to the minority shareholder interests that related to the Company's subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Losses in excess of the minority interest equity would be charged against the Company. Investments in entities owned 20% or more but less than

                                  YAHOO! INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) majority owned and not otherwise controlled by the Company are accounted for under the equity method.

    RECLASSIFICATIONS. Certain prior years' balances have been reclassified to conform with the current year's presentation.

    REVENUE RECOGNITION. The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. The Company's standard rates for banner advertising currently range from approximately $6.00 per thousand impressions for run of network to approximately $90.00 per thousand impressions for highly targeted audiences and properties. To date, the duration of the Company's banner advertising commitments has ranged from one week to two years. Sponsorship advertising contracts have longer terms (ranging from three months to two years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized ratably over the period in which the advertisement is displayed, provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of "impressions," or times that an advertisement appears in pages viewed by users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

    The Company also earns revenue on sponsorship contracts from fees relating to the design, coordination, and integration of customers' content and links into Yahoo! online media properties. These development fees are recognized as revenue once the related activities have been performed and the customer's Web links are available on Yahoo! online media properties. A number of the Company's agreements provide that Yahoo! receive revenues from electronic commerce transactions. Currently, these revenues are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo!. Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Yahoo! properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. To date, revenues from development fees, electronic commerce transactions, and barter transactions have each been less than 10% of net revenues.

    No one customer accounted for 10% or more of net revenues during 1998 and 1997, and SOFTBANK and its related companies ("SOFTBANK"), a holder of approximately 30% of the Company's Common Stock at December 31, 1998, accounted for 11% of net revenues during 1996 (see Note 4).

    Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts and payments received pursuant to sponsorship advertising contracts in advance of revenue recognition.

    PRODUCT DEVELOPMENT. Costs incurred in the classification and organization of listings within Yahoo! properties and the development of new products and enhancements to existing products are charged to expense as incurred. Material software development costs subsequent to the establishment of technological feasibility are capitalized. Based upon the Company's product development process,

                                  YAHOO! INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

    ADVERTISING COSTS. Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled approximately $32.7 million, $10.9 million, and $4.2 million for 1998, 1997, and 1996, respectively.

    BENEFIT PLAN. The Company maintains a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 17% of his or her annual compensation to the Plan. The Company matches employee contributions at a rate of 25%. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33.3% per year of employment. During 1998, 1997 and 1996, the Company's contributions amounted to $584,000, $263,000, and $81,000, respectively.

    CASH AND CASH EQUIVALENTS, SHORT AND LONG-TERM INVESTMENTS. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments, and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

    The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. As of December 31, 1998, the Company recorded net unrealized gains, net of income taxes, of $21.8 million.

    The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. During 1998, certain of these investments in privately-held companies became marketable equity securities when the investees completed initial public offerings. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

    CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short and long-term investments, and accounts receivable. Substantially all of the Company's cash, cash equivalents, and short and long-term investments are managed by four financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the

                                  YAHOO! INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At December 31, 1998 and 1997, no one customer accounted for 10% or more of the accounts receivable balance.

    DEPRECIATION AND AMORTIZATION. Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Goodwill and other intangible assets are included in other assets and are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally three to seven years. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any, based on expected discounted future cash flows.

    INCOME TAXES. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

    STOCK-BASED COMPENSATION. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS') No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

    FOREIGN CURRENCY AND INTERNATIONAL OPERATIONS. The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Translation gains (losses), which are deferred and accumulated as a component of shareholders' equity, were $288,000, ($380,000), and ($63,000) for 1998, 1997, and 1996,
respectively. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented. International revenues have accounted for less than 10% of net revenues in the years ended December 31, 1998, 1997, and 1996. International assets were not significant at December 31, 1998, 1997, or 1996.

    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For 1998, common equivalent shares primarily related to shares issuable upon the exercise of stock options and approximated 40.0 million shares. Common equivalent shares in 1997 and 1996 were excluded from the computation as their effect was anti-dilutive.

                                  YAHOO! INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities, net of tax and the cumulative translation adjustment.

    RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 1999. The Company is currently determining the additional disclosures, if any, that may be required under this pronouncement. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs which are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company is currently evaluating the impact of SOP 98-1 on its financial statements and related disclosures.

                                  YAHOO! INC.

NOTE 2  BALANCE SHEET COMPONENTS (IN THOUSANDS)

                                                               DECEMBER 31 ,
                                                            --------------------
                                                              1998       1997
                                                            ---------  ---------
Property and equipment:
  Computers and equipment.................................  $  17,254  $   7,383
  Furniture and fixtures..................................      4,465      2,316
  Leasehold improvements..................................      1,790        894
                                                            ---------  ---------
                                                               23,509     10,593
  Less: accumulated depreciation..........................     (8,320)    (3,229)
                                                            ---------  ---------
                                                            $  15,189  $   7,364
                                                            ---------  ---------
                                                            ---------  ---------
Other assets:
  Intangible assets (Note 5)..............................  $  40,731  $   1,530
  Investments in privately-held companies.................      5,445      6,450
  Other...................................................      3,014      2,978
                                                            ---------  ---------
                                                            $  49,190  $  10,958
                                                            ---------  ---------
                                                            ---------  ---------
Accrued expenses and other current liabilities:
  Accrued compensation and related expenses...............  $   9,732  $   2,951
  Accrued content, connect, and other costs...............      7,726      2,909
  Accrued sales and marketing related expenses............      4,947      2,222
  Accrued professional service expenses...................      5,084      1,730
  Other...................................................      6,930      2,873
                                                            ---------  ---------
                                                            $  34,419  $  12,685
                                                            ---------  ---------
                                                            ---------  ---------

NOTE 3  INVESTMENTS

    At December 31, 1998, short and long-term investments in marketable securities were classified as available-for-sale as follows (in thousands):

                                                 GROSS        GROSS         GROSS      ESTIMATED
                                               AMORTIZED   UNREALIZED    UNREALIZED       FAIR
                                                 COSTS        GAINS        LOSSES        VALUE
                                               ----------  -----------  -------------  ----------
U.S. Government and agencies.................  $  331,757   $     611     $  --        $  332,368
Municipal bonds..............................      12,893          81        --            12,974
Corporate debt securities....................       8,584          26        --             8,610
Corporate equity securities..................       7,454      33,885        --            41,339
Other........................................       3,020      --               (20)        3,000
                                               ----------  -----------          ---    ----------
                                               $  363,708   $  34,603     $     (20)   $  398,291
                                               ----------  -----------          ---    ----------
                                               ----------  -----------          ---    ----------

                                  YAHOO! INC.

NOTE 3  INVESTMENTS (CONTINUED)
    The contractual maturities of debt securities classified as available-for-sale as of December 31, 1998 are as follows (in thousands):

                                                                                    ESTIMATED
                                                                                    FAIR VALUE
                                                                                    ----------
Due within one year...............................................................  $  308,025
Due after one year through two years..............................................      48,927
                                                                                    ----------
                                                                                    $  356,952
                                                                                    ----------
                                                                                    ----------

    At December 31, 1997, short and long-term investments in marketable securities were classified as available-for-sale and consisted of 81% corporate debt securities, 8% debt securities of the U.S. Government and its agencies, 4% municipal debt securities, and 7% foreign debt securities. At December 31, 1997, the fair value of the investments approximated cost.

NOTE 4  RELATED PARTY TRANSACTIONS

    During 1998, 1997 and 1996, the Company recognized net revenues of approximately $10.3 million, $3.1 million, and $2.4 million, respectively, on advertising contracts and publication, development, and licensing arrangements with SOFTBANK and its related companies (such as E*Trade Group, Inc., Kingston Technology Company, and E-Loan, Inc.), a holder of approximately 30% of the Company's Common Stock at December 31, 1998. Prices on these contracts were comparable to those given to other similar customers of the Company. Additionally, three SOFTBANK-related companies provided Internet access and sales and marketing-related services for fees of approximately $3.1 million, $3.2 million, and $2.3 million during 1998, 1997, and 1996, respectively. Sequoia Capital, a holder of approximately 3% of the Company's Common Stock at December 31, 1998, was also an investor in one of these SOFTBANK-related companies.

NOTE 5  ACQUISITIONS

    ACQUISITION OF NETCONTROLS. On July 31, 1997, the Company entered into a stock purchase agreement to acquire all of the outstanding capital stock of NetControls, Inc. for 148,668 shares of the Company's Common Stock. The acquisition was recorded as a purchase for accounting purposes and the majority of the purchase price of approximately $1.4 million is being amortized over the three-year estimated useful life of the technology acquired. Upon acquisition, the historical financial results of NetControls, Inc. were de minimis.

    ACQUISITION OF FOUR11. On October 20, 1997, the Company completed the acquisition of Four11 Corporation, a privately-held online communications and Internet directory company. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 6,022,880 shares of Yahoo! Common Stock for all of Four11's outstanding shares and assumed 593,344 options and warrants to purchase Yahoo! Common Stock. All outstanding Four11 preferred shares were converted into Four11 common stock immediately prior to the acquisition. During the quarter ended December 31, 1997, the Company recorded a one-time charge of $3.9 million for acquisition-related costs. These costs consisted of investment banking fees, legal and accounting fees, redundancy costs, and certain other expenses directly related to the acquisition.

                                  YAHOO! INC.

NOTE 5  ACQUISITIONS (CONTINUED)
    ACQUISITION OF VIAWEB INC. On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb, a provider of software and services for hosting online stores, through the issuance of 1,574,364 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 244,504 shares of Yahoo! Common Stock. The acquisition was accounted for as a purchase in accordance with the provisions of APB 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for Viaweb have been included with those of the Company for periods subsequent to the date of acquisition.

    The total purchase price of the acquisition was $48.6 million including acquisition expenses of $1.8 million. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by the Company and pursuant to discussions with the Staff of the Securities and Exchange Commission (the "Staff") as follows (in thousands):

In-process research and development................................  $  15,000
Purchased technology...............................................     15,000
Goodwill...........................................................     24,332
Tangible assets acquired...........................................        571
Liabilities assumed................................................       (344)
Deferred tax liability.............................................     (6,000)
                                                                     ---------
                                                                     $  48,559
                                                                     ---------
                                                                     ---------

    Among the factors considered in discussions with the Staff in determining the amount of the allocation of the purchase price to in-process research and development were various factors such as estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects, and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles will be amortized on a straight-line basis over three and seven years, respectively. Amortization expense of purchased technology and other intangible assets was $2.9 million and $2.0 million, respectively, for the year ended December 31, 1998. A deferred tax liability has been recognized for the difference between the assigned values for book purposes and the tax bases of assets in accordance with the provisions of SFAS 109. In addition, other factors were considered in discussions with the Staff in determining the value assigned to purchased in-process technology such as research projects in areas supporting the online store technology (including significant enhancement to the ability of the product to support multiple users and multiple servers), developing functionality to support the ability to process credit card orders, and enhancing the product's user interface by developing functionality that would allow the product to be used outside of the United States. If none of these projects is successfully developed, the Company's sales and profitability may be adversely affected in future periods. Additionally, the failure of any particular individual project in process could impair the value of other intangible assets acquired. The Company began to benefit from the purchased in-process technology in late 1998.

    ACQUISITION OF WEBCAL CORPORATION. On July 17, 1998, the Company completed the acquisition of WebCal Corporation ("WebCal"), a privately-held developer and marketer of Web-based calendaring

                                  YAHOO! INC.

NOTE 5  ACQUISITIONS (CONTINUED)
and scheduling products, and publisher of EventCal, a comprehensive database of world-wide public events. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 541,908 shares of Yahoo! Common Stock for all of WebCal's outstanding shares. The historical operations of WebCal are not material to the Company's financial position or results of operations, therefore, prior period financial statements have not been restated for this acquisition. WebCal's accumulated deficit on July 17, 1998 was $1.1 million. Net revenues and pre-tax net loss for WebCal in 1998 through the date of the acquisition approximated $2,000 and $847,000, respectively.

    ACQUISITION OF YOYODYNE ENTERTAINMENT, INC. On October 20, 1998, the Company acquired Yoyodyne Entertainment, Inc., a privately-held, direct marketing services company. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 561,244 shares of Yahoo! Common Stock and options and warrants to purchase Yahoo! Common Stock for all of Yoyodyne's outstanding shares, options, and warrants. The consolidated financial statements for the three years ended December 31, 1998 and the accompanying notes reflect the Company's financial position and the results of operations as if Yoyodyne was a wholly-owned subsidiary of the Company since inception. During October 1998, the Company recorded a one-time charge of $2.1 million for acquisition-related costs. These costs consisted of broker fees, legal and accounting fees, and certain other expenses directly related to the acquisition.

    ACQUISITION OF HYPERPARALLEL, INC. On December 17, 1998, the Company completed the acquisition of all outstanding shares of HyperParallel, Inc. ("HyperParallel"), a direct marketing company specializing in data analysis, through the issuance of 74,856 shares of Yahoo! Common Stock and cash, totaling $8.1 million. The acquisition was accounted for as a purchase in accordance with APB 16. Under the purchase method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. The excess purchase price over the estimated fair value of the assets acquired and liabilities assumed has been allocated to goodwill. Results of operations for HyperParallel have been included with those of the Company for periods subsequent to the date of acquisition. The Company estimated that the economic useful lives of current technology and goodwill were three and seven years, respectively.

    The Company recorded a charge to earnings of $2.3 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use. Factors considered in estimating the allocation of purchase price to in-process research and development were estimating cash flows resulting from the expected revenues to be generated from the project, and discounting the net cash flows, in addition to other assumptions. If this project is not successfully developed, the Company's sales and profitability may be adversely affected in future periods.

                                  YAHOO! INC.

NOTE 5  ACQUISITIONS (CONTINUED)
    UNAUDITED PRO FORMA DISCLOSURES OF SIGNIFICANT ACQUISITIONS. The following unaudited pro forma consolidated results of operations give effect to the acquisitions of Viaweb and HyperParallel as if they occurred as of the beginning of the period (in thousands, except per share data):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Net revenues............................................  $ 204,136  $  71,392
Net income (loss).......................................  $  22,290  $ (31,866)
Net income (loss) per share--basic......................  $    0.12  $   (0.18)
Net income (loss) per share--diluted....................  $    0.10  $   (0.18)
Shares used in per share calculation--basic.............    184,835    175,929
Shares used in per share calculation--diluted...........    224,983    175,929

NOTE 6  JOINT VENTURES

    YAHOO! JAPAN. During April 1996, the Company signed a joint venture agreement with SOFTBANK whereby Yahoo! Japan Corporation was formed to establish and manage in Japan a Japanese version of the Yahoo! Internet Guide, develop related Japanese online navigational services, and conduct other related business. The Company's ownership interest in the joint venture upon inception was 40%. During November 1997, Yahoo! Japan Corporation completed its initial public offering, issuing 975 previously unissued shares and raising total proceeds of approximately $5.5 million. Accordingly, the Company increased its investment by $1.7 million, recorded as additional paid-in capital, to reflect the increase in the Company's share of Yahoo! Japan Corporation's net assets. The investment is being accounted for using the equity method and the Company's share of net income, to date, has been immaterial. At December 31, 1998, the carrying value of the investment was $2.9 million and is recorded in other assets. However, the fair value of the Company's 34% ownership in Yahoo! Japan, based on the quoted trading price, was approximately $170 million at December 31, 1998.

    YAHOO! EUROPE. On November 1, 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom, and France ("Yahoo! Europe") to establish and manage versions of the Yahoo! Internet Guide for those countries, develop related online navigational services, and conduct other related business. The parties have invested a total of $6.0 million in proportion to their respective equity interests as of December 31, 1998. The Company has a majority share of approximately 70% in each of the Yahoo! Europe entities, and therefore, has consolidated their financial results. During 1998, 1997, and 1996, Yahoo! Europe incurred losses from operations of $409,000, $1,807,000 and $842,000, respectively. SOFTBANK's interest in the net assets of Yahoo! Europe at December 31, 1998 and 1997, as represented by the minority interest on the balance sheet, was $883,000 and $405,000, respectively.

    YAHOO! KOREA. During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliate companies whereby Yahoo! Korea was formed to develop and operate a Korean version of the Yahoo! Internet Guide, develop related Korean online navigational services, and conduct other related business. The parties have invested a total of $1.0 million in proportion to their respective equity interests. The Company has a majority share of approximately 60% in the joint venture, and therefore, has consolidated the financial results, which

                                  YAHOO! INC.

NOTE 6  JOINT VENTURES (CONTINUED)
have been insignificant to date. SOFTBANK's interest in the net assets of Yahoo! Korea at December 31, 1998 and 1997, as represented by the minority interest on the balance sheet, was $365,000 and $311,000, respectively.

    YAHOO! MARKETPLACE. On August 26, 1996, the Company entered into agreements with Visa International Service Association ("VISA") and another party (together, the "Visa Group") to establish a limited liability company, Yahoo! Marketplace L.L.C., to develop and operate a navigational service focused on information and resources for the purchase of consumer products and services over the Internet. As of December 31, 1996, the parties had invested a total of $1.0 million. At December 31, 1996, the Company owned approximately 55% of the equity interest in Yahoo! Marketplace. Yahoo! Marketplace incurred start-up losses of $246,000 in 1997 and $637,000 in 1996. During July 1997, prior to the completion of significant business activities and public launch of the property, the Company and VISA entered into an agreement under which the Visa Group released the Company from certain obligations and claims. In connection with this agreement, the Company issued 2,797,924 shares of Yahoo! Common Stock to the Visa Group, for which the Company recorded a one-time, non-cash, pre-tax charge of $21.2 million in the second quarter ended June 30, 1997.

NOTE 7  SHAREHOLDERS' EQUITY

    COMMON STOCK. On April 11, 1996, the Company completed its initial public offering of 17.9 million shares of its Common Stock. Net proceeds to the Company aggregated $35.1 million. As of the closing date of the offering, all of the Convertible Preferred Stock outstanding was converted into an aggregate of approximately 77 million shares of Common Stock. On July 14, 1998, the Company received proceeds of $250.0 million in exchange for 5,453,760 newly issued shares of Yahoo! Common Stock through a private placement with SOFTBANK. The shares purchased by SOFTBANK are subject to a pre-existing agreement, entered into in 1996, that prohibits SOFTBANK from purchasing additional shares of the Company's capital stock if such purchase would result in SOFTBANK owning more than 35% of the Company's capital stock (assuming the exercise of all outstanding options and warrants to purchase capital stock).

    STOCK OPTION PLANS. Pursuant to the consummation of the acquisitions of Viaweb Inc. and Yoyodyne Entertainment, Inc. during 1998, the Company assumed the Viaweb 1997 Stock Option Plan (the "Viaweb Plan") and the 1996 Yoyodyne Stock Option Plan (the "Yoyodyne Plan"), respectively. As of December 31, 1998, the Company had five stock-based compensation plans which are described below.

    The 1995 Stock Plan (the "Stock Plan"), the 1995 Four11 Stock Option Plan (the "Four11 Plan"), the Viaweb Plan, and the Yoyodyne Plan (collectively the "Plans") allow for the issuance of incentive stock options, non-qualified stock options, and stock purchase rights to purchase a maximum of 87.6 million shares of the Company's Common Stock. Under the Plans, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options and stock purchase rights may be granted to consultants, employees, directors, and officers of the Company. Options granted under the Plans are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock

                                  YAHOO! INC.

NOTE 7  SHAREHOLDERS' EQUITY (CONTINUED)
on the date of grant as determined by the Board of Directors. Options granted under the Stock Plan and the Four11 Plan generally vest 25% after the first year of service and ratably each month over the remaining thirty-six month period. Options granted under the Viaweb Plan generally vest 25% on each anniversary over four years. Options granted under the Yoyodyne Plan have various vesting periods that do not exceed thirty-six months. Options issued under the Four11 Plan may be exercised prior to vesting and are subject to repurchase in the event of a voluntary termination, at the original purchase price. At December 31, 1998, shares subject to repurchase under the provisions of the Four11 Plan were insignificant.

    The 1996 Directors' Stock Option Plan (the "Directors' Plan") provides for the issuance of up to 1.2 million non-statutory stock options to non-employee directors of the Company. Each person who becomes a non-employee director of the Company after the date of the Company's initial public offering will automatically be granted a non-statutory option (the "First Option") to purchase 240,000 shares of Common Stock upon the date on which such person first becomes a director. Thereafter, each director of the Company will be granted an annual option (the "Annual Option") to purchase 30,000 shares of Common Stock. Options under the Directors' Plan will be granted at the fair market value of the stock on the date of grant as determined by the Board of Directors and will vest in equal monthly installments over four years, in the case of the First Option, or at the end of four years in the case of the Annual Option. Options granted under the Directors' Plan are for periods not to exceed 10 years.

    Activity under the Company's stock option plans is summarized as follows (in thousands, except per share amounts):

                                                      AVAILABLE     OPTIONS    WEIGHTED AVERAGE
                                                      FOR GRANT   OUTSTANDING   PRICE PER SHARE
                                                     -----------  -----------  -----------------
Balance at December 31, 1995.......................      10,279       19,906       $    0.00

Additional shares reserved.........................      19,252
Options granted....................................     (22,829)      22,829            1.68
Options canceled...................................       1,845       (1,845)           1.66
Options exercised..................................                   (2,978)           0.00
                                                     -----------  -----------         ------
Balance at December 31, 1996.......................       8,547       37,912            0.94

Additional shares reserved.........................      30,000
Options granted....................................     (18,442)      18,442            9.38
Options canceled...................................         356         (356)           2.30
Options exercised..................................                   (9,670)           0.53
                                                     -----------  -----------         ------
Balance at December 31, 1997.......................      20,461       46,328            4.35

Additional shares reserved.........................       8,245
Options granted....................................     (19,566)      19,566           54.94
Options canceled...................................       2,494       (2,494)          12.23
Options exercised..................................                  (10,551)           2.89
                                                     -----------  -----------         ------
Balance at December 31, 1998.......................      11,634       52,849       $   22.99
                                                     -----------  -----------         ------
                                                     -----------  -----------         ------

                                  YAHOO! INC.

NOTE 7  SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable options at December 31, 1998 (in thousands, except per share amounts):

                                                    OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                         -----------------------------------------  ------------------------
                                                         WEIGHTED       WEIGHTED                  WEIGHTED
                                                          AVERAGE        AVERAGE                   AVERAGE
                                                         REMAINING      EXERCISE                  EXERCISE
                                           NUMBER       CONTRACTUAL       PRICE       NUMBER        PRICE
RANGE OF EXERCISE PRICES                 OUTSTANDING  LIFE (IN YEARS)   PER SHARE   EXERCISABLE   PER SHARE
---------------------------------------  -----------  ---------------  -----------  -----------  -----------
less than $0.01........................       8,002            6.6      $    0.00        5,187    $    0.00
$0.03-$1.17............................       6,473            7.1           0.60        3,141         0.69
$1.25-$3.21............................       5,940            7.6           2.57        1,765         2.53
$3.33-$8.08............................       5,518            8.3           5.41          912         5.15
$10.78-$13.47..........................       7,711            8.9          12.96        1,766        13.09
$13.94-$29.14..........................       6,100            9.2          20.58          141        14.41
$30.38-$57.75..........................       6,481            9.6          47.12       --           --
$62.41-$135.00.........................       6,624            9.9          95.89       --           --
                                         -----------           ---     -----------  -----------  -----------
                                             52,849            8.4      $   22.99       12,912    $    2.83
                                         -----------           ---     -----------  -----------  -----------
                                         -----------           ---     -----------  -----------  -----------

    Options to purchase approximately 7.9 million shares and 3.3 million shares were vested at December 31, 1997 and 1996, respectively. The weighted average exercise prices per share for options vested at December 31, 1997 and 1996 were $0.99 and less than $0.01, respectively. Through December 31, 1998, Yahoo! and certain acquired entities recorded compensation expense related to certain stock options issued with exercise prices below the fair market value of the related common stock. The Company recorded compensation expense in the amount of $926,000, $1,215,000, and $164,000 in 1998, 1997, and 1996, respectively.
Approximately $1,017,000 remains to be amortized over the remaining vesting periods of the options.

    EMPLOYEE STOCK PURCHASE PLAN. Effective March 6, 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 1,800,000 shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock on every December 31(st) and June 30(th). The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. During 1998, 126,000 shares were purchased at prices from $14.72 to $36.10 per share. During 1997, 537,000 shares were purchased at prices from $1.85 to $4.83 per share. There were no shares issued under the Purchase Plan during 1996. At December 31, 1998, 1,137,000 shares were available under the Purchase Plan for future issuance.

    STOCK COMPENSATION. The Company accounts for stock-based compensation in accordance with the provisions of APB 25. Had compensation expense been determined based on the fair value at the

                                  YAHOO! INC.

NOTE 7  SHAREHOLDERS' EQUITY (CONTINUED)
grant dates, as prescribed in SFAS 123, the Company's results would have been as follows (in thousands, except per share amounts):

                                                                 1998        1997       1996
                                                              ----------  ----------  ---------
Net income (loss):
  As reported...............................................  $   25,588  $  (25,520) $  (6,427)
  Pro forma.................................................  $  (10,291) $  (31,918) $  (7,273)
Net income (loss) per share--basic:
  As reported...............................................  $     0.14  $    (0.15) $   (0.04)
  Pro forma.................................................  $    (0.06) $    (0.18) $   (0.05)
Net income (loss) per share--diluted:
  As reported...............................................  $     0.11  $    (0.15) $   (0.04)
  Pro forma.................................................  $    (0.06) $    (0.18) $   (0.05)

    Prior to the Company's initial public offering, the fair value of each option grant was determined on the date of grant using the minimum value method. Subsequent to the offering, the fair value was determined using the Black-Scholes model. The weighted average fair market value of an option granted during 1998, 1997, and 1996 was $26.53, $4.34, and $0.79, respectively. Except for the volatility assumption which was only used under the Black-Scholes model, the following range of assumptions was used to perform the calculations: expected life of 36 months in 1998 and 1997, and 30 months in 1996; risk-free interest rate ranges of 4.2% to 5.6% during 1998, 5.6% to 6.6% during 1997, and 5.1% to 6.5% during 1996; expected volatility of 67% in 1998, 59% in 1997, and 53% in 1996; and no expected dividend yield for the three years ended December 31, 1998. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

NOTE 8  INCOME TAXES

    The components of income (loss) before taxes are as follows (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                  -------------------------------
                                                    1998       1997       1996
                                                  ---------  ---------  ---------
United States...................................  $  44,718  $ (22,962) $  (5,488)
Foreign.........................................     (1,303)    (2,558)      (939)
                                                  ---------  ---------  ---------
                                                  $  43,415  $ (25,520) $  (6,427)
                                                  ---------  ---------  ---------
                                                  ---------  ---------  ---------

                                  YAHOO! INC.

NOTE 8  INCOME TAXES (CONTINUED)
    The provision for income taxes in 1998 is composed of the following (in thousands):

Current:
  Federal..........................................................  $  20,333
  State............................................................      1,937
                                                                     ---------
                                                                        22,270
                                                                     ---------
Deferred:
  Federal..........................................................     (3,616)
  State............................................................       (827)
                                                                     ---------
                                                                        (4,443)
                                                                     ---------
Total provision....................................................  $  17,827
                                                                     ---------
                                                                     ---------

No provision for federal and state income taxes for 1997 and 1996 has been recorded as the Company incurred net operating losses for these periods.

    The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                       1998       1997       1996
                                                     ---------  ---------  ---------
Income tax at the federal statutory rate of 35%....  $  15,195  $  (8,010) $    (817)
State income tax, net of federal benefit...........      1,937     (1,626)      (112)
Non-deductible acquisition-related charges.........      8,521     --         --
Research tax credits...............................     (1,155)    --         --
Change in valuation allowances.....................     (6,770)     8,175        864
Other..............................................         99      1,461         65
                                                     ---------  ---------  ---------
                                                     $  17,827  $  --      $  --
                                                     ---------  ---------  ---------
                                                     ---------  ---------  ---------

                                  YAHOO! INC.

NOTE 8  INCOME TAXES (CONTINUED)
    Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

                                                       YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                     1998       1997       1996
                                                   ---------  ---------  ---------
Deferred income tax assets:
  Net operating loss and credit carryforwards....  $ 148,249  $  25,512  $   4,303
  Nondeductible reserves and expenses............      4,443      3,667      1,468
                                                   ---------  ---------  ---------
  Gross deferred tax assets......................    152,692     29,179      5,771
  Valuation allowance............................   (135,063)   (29,179)    (5,771)
                                                   ---------  ---------  ---------
                                                      17,629     --         --
                                                   ---------  ---------  ---------
Deferred income tax liabilities:
  Unrealized investment gains....................    (12,796)    --         --
  Intangible assets..............................     (4,833)    --         --
                                                   ---------  ---------  ---------
  Gross deferred tax liabilities.................    (17,629)    --         --
                                                   ---------  ---------  ---------
                                                   $  --      $  --      $  --
                                                   ---------  ---------  ---------
                                                   ---------  ---------  ---------

    As of December 31, 1998, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $333 million and $181 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2010, and the state net operating loss carryforwards will begin to expire in 2003. The Company's federal and state research tax credit carryforwards for income tax purposes are approximately $10.7 million and $10.1 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2010. Approximately $13 million of net operating loss carryforwards relate to acquired entities and expire beginning in 2010. Utilization of these net operating loss carryforwards may be limited by a cumulative stock ownership change of more than 50%, or by other limitations.

    Deferred tax assets of approximately $141 million as of December 31, 1998 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets include approximately $1.6 million related to net operating loss carryforwards in various foreign jurisdictions. These carryforwards will expire if not utilized.

NOTE 9  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES. During December 1998, the Company entered into a non-cancelable operating sublease agreement that will provide the Company with additional office space at its existing Santa Clara, California location. Additionally during 1998, the Company entered into various other non-cancelable operating lease agreements for its sales offices throughout the U.S. and its international subsidiaries. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are $3.6 million in 1999, $3.3 million in 2000, $2.7 million in 2001, $2.6 million in 2002, $2.5 million in 2003, and $0.6 million thereafter. Certain of the Company's lease agreements have

                                  YAHOO! INC.

NOTE 9 COMMITMENTS AND CONTINGENCIES (CONTINUED) a five year renewal option from the date of expiration. Total minimum rental payments aggregate $15.4 million. Rent expense under operating leases totaled $2.3 million, $1.4 million, and $0.5 million during 1998, 1997, and 1996, respectively.

    LEGAL. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, and other communications and community features, such as claims alleging defamation and invasion of privacy. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.

NOTE 10  SUBSEQUENT EVENT

    GEOCITIES. On January 28, 1999, the Company announced the signing of a definitive agreement to acquire GeoCities, a publicly traded Internet company. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company will exchange approximately 21,254,000 shares of Yahoo! Common Stock for approximately 31,403,000 shares of GeoCities common stock. Additionally, the Company will convert approximately 8,894,000 GeoCities stock options into approximately 6,019,000 Yahoo! stock options. The acquisition is expected to be completed in the second quarter of 1999 and is subject to certain conditions, regulatory approval, and approval by GeoCities stockholders. The Company expects to record a one-time charge in the second quarter of 1999 relating to expenses incurred with this transaction.

    GeoCities' operating results for the years ended December 31, 1998, 1997, and 1996 included revenues of approximately $18.4 million, $4.6 million, and $0.3 million, respectively, and net losses of approximately $19.8 million, $8.9 million, and $3.0 million, respectively.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (IN THOUSANDS)

                                       ADDITIONS
                                ------------------------
                   BALANCE AT   CHARGED TO   CHARGED TO   WRITE-OFFS   BALANCE AT
  ALLOWANCE FOR     BEGINNING    COSTS AND      OTHER       NET OF       END OF
DOUBTFUL ACCOUNTS    OF YEAR     EXPENSES     ACCOUNTS    RECOVERIES      YEAR
-----------------  -----------  -----------  -----------  -----------  -----------
1998.........       $   2,598    $   5,668    $      --    $   3,299    $   4,967

1997.........       $     665    $   2,812    $      --    $     879    $   2,598

1996.........       $      84    $     611    $      --    $      30    $     665

                            QUARTERLY FINANCIAL DATA

              (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           QUARTER ENDED
                                                      -------------------------------------------------------
                                                                                    SEPTEMBER       DECEMBER
                                                       MARCH 31       JUNE 30           30             31
                                                      -----------    ----------     ----------     ----------
1998
Net revenues........................................   $  30,596     $   41,688     $  54,576      $  76,410
Gross profit........................................      26,302         35,904        47,051         67,271
Income (loss) from operations.......................       2,658         (7,860)       13,146         20,824
Income (loss) before income taxes...................       4,341         (5,917)       18,322         26,669
Net income (loss)...................................       3,270         (8,977)(a)    12,771(b)      18,524(c)
Net income (loss) per share--basic *................        0.02          (0.05)         0.07           0.09
Net income (loss) per share--diluted *..............   $    0.02     $    (0.05)(a) $    0.06(b)   $    0.08(c)

1997
Net revenues........................................   $  10,731     $   14,432     $  18,703      $  26,584
Gross profit........................................       8,835         11,908        16,028         22,794
Loss from operations................................      (3,029)       (23,641)       (1,320)        (2,792)
Income (loss) before income taxes...................      (1,435)       (22,209)           65         (1,941)
Net income (loss)...................................      (1,435)       (22,209)(d)        65         (1,941)(e)
Net income (loss) per share--basic *................       (0.01)         (0.13)         0.00          (0.01)
Net income (loss) per share--diluted *..............   $   (0.01)    $    (0.13)(d) $    0.00      $   (0.01)(e)

------------------------

Note: The quarterly financial data for the quarters presented above has been restated to reflect the acquisition of Yoyodyne Entertainment, Inc. which was accounted for as a pooling of interests.

*   Reflects the two-for-one stock splits effective August 1998 and February
    1999.

(a) Net loss and net loss per share include a non-recurring charge of $15.0 million incurred in connection with the June 1998 acquisition of Viaweb Inc. and amortization of $0.7 million on related intangible assets. Pro forma net income and net income per share--diluted, excluding these expenses, would have been $6.7 million and $0.03, respectively.

(b) Net income and net income per share include amortization of $2.1 million on intangible assets. Pro forma net income and net income per share--diluted, excluding these expenses, would have been $14.9 million and $0.06, respectively.

(c) Net income and net income per share include non-recurring charges of $4.4 million incurred in connection with the October 1998 acquisition of Yoyodyne Entertainment, Inc. and the December 1998 acquisition of HyperParallel, Inc., and amortization of $2.1 million on intangible assets. Pro forma net income and net income per share--diluted, excluding these expenses, would have been $25.0 million and $0.11, respectively.

(d) Net loss and net loss per share include a non-recurring charge of $21.2 million related to the Yahoo! Marketplace restructuring. Pro forma net loss and net loss per share--diluted, excluding this expense, would have been $1.0 million and $0.01, respectively.

(e) Net loss and net loss per share include a non-recurring charge of $3.9 million incurred in connection with the October 1997 acquisition of Four11 Corporation. Pro forma net income and net income per share--diluted, excluding this expense, would have been $1.9 million and $0.01, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated by reference from the information under the caption "Proposal No. 1--Election of Directors" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders. The following sets forth certain information with respect to the other executive officers of Yahoo!:

    David Filo (age 32), Chief Yahoo and a founder of the Company, has served as an officer of the Company since March 1995, and served as a director of the Company from its founding through February 1996. Mr. Filo co-developed Yahoo! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded the Company in 1995. Mr. Filo holds a B.S. degree in computer engineering from Tulane University and a M.S. degree in electrical engineering from Stanford University.

    Farzad Nazem (age 37) was promoted to Chief Technology Officer in January 1998. Prior to that, he served as the Company's Senior Vice President, Product Development and Site Operations since March 1996. From 1985 to 1996, Mr. Nazem held a number of technical and executive management positions at Oracle Corporation, including, most recently, Vice President of Oracle's Media and Web Server Division and member of the Product Division Management Committee. Prior to that, Mr. Nazem was a member of the technical staff at SYDIS, Inc. and Rolm Corporation. Mr. Nazem holds a B.S. in Computer Science from California Polytechnic State University.

    Anil Singh (age 40) was promoted to Vice President, Advertising Sales in December 1996. Prior to that, Mr. Singh served as the Company's Director of Sales since November 1995. Prior to joining the Company, Mr. Singh was Vice President of Sales for Socket Communications from 1994 to 1995. From 1992 to 1994, Mr. Singh was Vice President of Sales for Mountain, Inc. From 1991 to 1992, Mr. Singh was Director of Sales for Novell, Inc. Mr. Singh holds a B.S. degree in computer science from Imperial College at the University of London, England.

    Gary Valenzuela (age 42) has served as the Company's Senior Vice President, Finance and Administration, and Chief Financial Officer since February 1996. From 1994 to 1996, Mr. Valenzuela served as Senior Vice President, Finance and Administration, and Chief Financial Officer of TGV Software, Inc., a publicly held developer of TCP/IP software products. Prior to joining TGV, Mr. Valenzuela was employed by Pyramid Technology Corporation, a then-publicly held manufacturer of UNIX minicomputers, where he last served as Senior Vice President, Finance and Chief Financial Officer. Mr. Valenzuela holds a B.S. degree in Business Administration from San Jose State University, and is a Certified Public Accountant in the State of California.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference from the information under the captions "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

    (2) Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

    (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger, dated as of January 27, 1999 by and among Yahoo! Inc., Home Page
               Acquisition Corp. and GeoCities (without exhibits). (Filed as Exhibit 1 to the GeoCities SC 13D, dated February 8, 1999 and incorporated herein by reference.)
       3.1   Amended and Restated Articles of Incorporation of Registrant
       3.2   Amended and Restated Bylaws of Registrant (Filed as Exhibit 3.3 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the
               "SB-2 Registration Statement"], and incorporated herein by reference.)
       3.3   Certificate of Amendment to Bylaws dated January 11, 1999
      10.1   Form of Indemnification Agreement with the Registrant's officers and directors (Filed as Exhibit 10.1 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.2   1995 Stock Plan, as amended, and form of stock option agreement (Filed as Exhibit 10.2 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1996 [the "December 31, 1996
               10-K"] and incorporated herein by reference.)
      10.3   Form of Management Continuity Agreement with the Registrant's Executive Officers (Filed as Exhibit
               10.3 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.4   Stock Purchase Agreement dated March 3, 1995 with each of David Filo and Jerry Yang (Filed as Exhibit
               10.4 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.5   Series A Preferred Stock Agreement dated April 7, 1995 between the Registrant and Purchasers of
               Series A Preferred Stock (Filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.6   Form of Stock Restriction Agreements dated April 7, 1995 between the Registrant and Jerry Yang and
               David Filo (Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.7   Series B Preferred Stock Agreement dated November 22, 1995 between the Registrant and Purchasers of
               Series B Preferred Stock (Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.8   Series C Preferred Stock Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings
               Inc. (Filed as Exhibit 10.8 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.9   Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.10  Second Amended and Restated Co-Sale Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.10 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.11  Second Amended and Restated Voting Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.11 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.12+ Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.13  Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway,
               Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the December 31, 1996 10-K and
               incorporated herein by reference.)
      10.14+ Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as
               Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.15  1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.20 to the
               SB-2 Registration Statement and incorporated herein by reference.)
      10.16  1996 Directors' Stock Option Plan and form of option agreement (Filed as Exhibit 10.21 to the SB-2
               Registration Statement and incorporated herein by reference.)
      10.17+ Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers
               Multi-Media Inc. (Filed as Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.18  Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings
               Inc. (Filed as Exhibit 10.26 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.19+ Joint Venture Agreement dated April 1, 1996 by and between Yahoo! Inc. and SOFTBANK Corporation
               (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June
               30, 1996 [the "June 30, 1996 10-Q"] and incorporated herein by reference.)
      10.20+ Yahoo! Japan License Agreement dated April 1, 1996 by and between Yahoo! Inc. and Yahoo! Japan
               Corporation (Filed as Exhibit 10.3 to the June 30, 1996 10-Q and incorporated herein by reference.)
      10.21+ SOFTBANK Letter Agreement dated April 1, 1996 by and between Yahoo! Inc. and SOFTBANK Group (Filed as
               Exhibit 10.4 to the June 30, 1996 10-Q and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.22+ Joint Venture Agreement dated November 1, 1996 by and between Yahoo! Inc. and SB Holdings (Europe)
               Ltd. (Filed as Exhibit 10.30 to the December 31, 1996 10-K and incorporated herein by reference.)
      10.23+ Yahoo! UK License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! UK (Filed as
               Exhibit 10.31 to the December 31, 1996 10-K and incorporated herein by reference.)
      10.24+ Yahoo! Deutschland License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo!
               Deutschland (Filed as Exhibit 10.32 to the December 31, 1996 10-K and incorporated herein by reference.)
      10.25+ Yahoo! France License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! France
               (Filed as Exhibit 10.33 to the December 31, 1996 10-K and incorporated herein by reference.)
      10.26  Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service
               Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P.
               (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 29, 1997 and incorporated herein by reference.)
      10.27  Joint Venture Agreement, dated August 31, 1997 between Yahoo! Inc., SOFTBANK Korea Corporation,
               SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [the "September 30, 1997
               10-Q"] and incorporated herein by reference.)
      10.28  Sublease Agreement, dated September 11, 1997 between Yahoo! Inc. and Amdahl Corporation (Filed as
               Exhibit 10.2 to the September 30, 1997 10-Q and incorporated herein by reference.)
      10.29  Four11 Corporation 1995 Stock Option Plan Registrant (Filed as Exhibit 4.2 to the Company's
               Registration Statement on Form S-8, Registration No. 333-39105, dated October 30, 1997, and incorporated herein by reference.)
      10.30+ Amendment Agreement dated September 17, 1997 by and between Yahoo! Inc. and SOFTBANK Corporation
               (Filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1997 [the "December 31, 1997 10-K"] and incorporated herein by reference.)
      10.31+ Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between Yahoo! Inc. and
               Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the December 31, 1997 10-K and incorporated herein by reference.)
      10.32+ Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea
               Corporation (Filed as Exhibit 10.41 to the December 31, 1997 10-K and incorporated herein by reference.)
      10.33+ Yahoo! Korea License Agreement dated November 30, 1997 by and between Yahoo! Inc., Yahoo! Korea
               Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the December 31, 1997 10-K and
               incorporated herein by reference.)
      10.34  Agreement and Plan of Merger dated June 4, 1998 by and among Yahoo! Inc., XY Acquisition Corporation, and Viaweb Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated June 12, and incorporated herein by reference.)
      10.35  Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 333-56781, dated June 12, 1998
               [the "S-8 Registration Statement dated June 12, 1998"], and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.36  Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S-8 Registration Statement,
               dated June 12, 1998, and incorporated herein by reference.)
      10.37  Stock Purchase Agreement dated as of July 7, 1998, between Yahoo! and SOFTBANK Holdings Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
               [the "June 30, 1998 10-Q"] and incorporated herein by reference.)
      10.38  Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among Yahoo!,
               SOFTBANK Holdings Inc., Sequoia Capital VI and Sequioia Technology Partners VI (Filed as Exhibit
               10.2 to the June 30, 1998 10-Q and incorporated herein by reference.)
      10.39  Content License Agreement dated January 8, 1998 between Yahoo! and ZDNet (Filed as Exhibit 10.3 to the June 30, 1998 10-Q and incorporated herein by reference.)
      10.40  Agreement and Plan of Merger dated as of October 9, 1998, by and among Yahoo! Inc., YO Acquisition
               Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.1 to the Company's Current Report
               on Form 8-K, dated October 23, 1998 [the "8-K dated June 12, 1998"] and incorporated herein by reference.)
      10.41  Amendment to the Agreement and Plan of Merger dated as of October 19, 1998, by and among Yahoo! Inc.,
               YO Acquisition Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.2 to 8-K dated
               June 12, 1998 and incorporated herein by reference.)
      10.42  Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-66067,
               dated October 23, 1998 and incorporated herein by reference.)
      16.1   Letter dated March 6, 1996 from Coopers & Lybrand L.L.P., prior accountant of the Registrant (Filed as Exhibit 10.25 to the SB-2 Registration Statement and incorporated herein by reference.)
      21.1   List of Subsidiaries
      23.1   Consent of Independent Accountants
      27.1   Financial Data Schedule

------------------------

+   Confidential treatment granted.

    (b) Reports on Form 8-K
       On October 23, 1998, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of Yoyodyne Entertainment, Inc.
       On November 19, 1998, the Company filed an amended report on Form 8-K, pursuant to Items 2 and 7 of such Form, which included the supplementary consolidated financial statements of Yahoo! Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 1999.

                                YAHOO! INC.

                                By:              /s/ TIMOTHY KOOGLE
                                     -----------------------------------------
                                                   Timothy Koogle
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman and Chief
      /s/ TIMOTHY KOOGLE          Executive Officer
------------------------------    (Principal Executive       February 25, 1999
        Timothy Koogle            Officer)

       /s/ JEFF MALLETT
------------------------------  President, Chief Operating   February 25, 1999
         Jeff Mallett             Officer, and Director

                                Senior Vice President,
                                  Finance and
     /s/ GARY VALENZUELA          Administration, and
------------------------------    Chief Financial Officer    February 25, 1999
       Gary Valenzuela            (Principal Financial
                                  Officer)

     /s/ JAMES J. NELSON        Vice President, Finance
------------------------------    (Principal Accounting      February 25, 1999
       James J. Nelson            Officer)

       /s/ ERIC HIPPEAU
------------------------------  Director                     February 25, 1999
         Eric Hippeau

      /s/ ARTHUR H. KERN
------------------------------  Director                     February 25, 1999
        Arthur H. Kern

      /s/ MICHAEL MORITZ
------------------------------  Director                     February 25, 1999
        Michael Moritz

        /s/ JERRY YANG
------------------------------  Director                     February 25, 1999
          Jerry Yang

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       3.1   Amended and Restated Articles of Incorporation of Registrant

       3.3   Certificate of Amendment to Bylaws dated January 11, 1999

      21.1   List of Subsidiaries

      23.1   Consent of Independent Accountants

      27.1   Financial Data Schedule