Form 10-K/A
period 1998-12-31
YAHOO INC
filed 1999-04-29
CIK 1011006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

        (1) Proxy Statement for the 1999 Annual Meeting of Shareholders--Items 10, 11, 12 and 13.

    The Registrant hereby amends Items 6, 7, 8 and 14 of its Annual Report on Form 10-K filed on February 26, 1999 as follows:

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

    Yahoo! is continuing the development efforts associated with online store technology, credit card processing and to a lesser extent international functionality. The development efforts with respect to the online store technology and credit card processing are on schedule with Yahoo!'s original assumptions with various features having been introduced as of December 31, 1998. Given the complexities of completing the international functionality, Yahoo! continues to make progress in the development of these features and now expects to be substantially complete by the end of June 1999.

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

    On December 17, 1998, the Company completed the acquisition of all of the outstanding shares of HyperParallel, Inc. ("HyperParallel"), a company specializing in data analysis, through the issuance of 74,856 shares of Yahoo! Common Stock and approximately $700,000 of cash totaling $8.1 million including acquisition costs. The acquisition was accounted for as a purchase in accordance with APB 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for HyperParallel have been included with those of the Company for periods subsequent to the acquisition.

    Approximately $2.3 million of the total purchase price was allocated to in-process research and development. This amount was developed by estimating the stage of development of each in-process research and development project at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 35%, which represents a premium to the Company's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in advertising and technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions. Approximately $1.2 million of the total purchase price was allocated to existing technology which is being amortized over 3 years. The value of the existing technology was developed based on similar assumptions using a discount rate of 25%. The projections used in developing the values should not be considered an accurate predictor of future performance for several reasons, including the consideration of many factors outside the control of the Company. The remaining purchase price of approximately $4.6 million was allocated to goodwill which is being amortized over 7 years. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

    The value assigned to purchased in-process technology was determined by identifying three research projects in-progress as of the acquisition date. These three research projects in-progress focus on technologies surrounding search tools. Two of the application oriented development projects were 70% and 20% complete as of the acquisition date. These projects are expected to be completed in the first and fourth quarters, respectively, of 1999. The remaining project relates to the next release of the current search tool which was approximately 20% complete as of the acquisition date and is expected to be completed in the fourth quarter of 1999. Future research and development costs to be incurred on the individual in-process projects are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if none of these projects were successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                  PAGE
----------------------------------------------------------------------------------------  ---------
Consolidated Financial Statements:

  Report of Independent Accountants.....................................................     12

  Consolidated Balance Sheets at December 31, 1998 and 1997.............................     13

  Consolidated Statements of Operations for each of the three years in the period ended
    December 31, 1998...................................................................     14

  Consolidated Statements of Shareholders' Equity for each of the three years in the
    period ended December 31, 1998......................................................     15

  Consolidated Statements of Cash Flows for each of the three years in the period ended
    December 31, 1998...................................................................     16

  Notes to Consolidated Financial Statements............................................     17

  Financial Statement Schedules:

    II--Valuation and Qualifying Accounts for each of the three years in the period
      ended December 31, 1998...........................................................     34

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Supplementary Financial Data:
  Quarterly Financial Data (unaudited) for the two years ended December 31, 1998........     35

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

    PRODUCT DEVELOPMENT. Costs incurred in the classification and organization of listings within Yahoo! properties and the development of new products and enhancements to existing products are charged to expense as incurred. Material software development costs subsequent to the establishment of technological feasibility are capitalized. Based upon the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the

                                  YAHOO! INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Company between completion of the working model and the point at which the product is ready for general release have been insignificant.

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

    CONCENTRATION OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short and long-term investments, and accounts receivable. Substantially all of the Company's cash, cash equivalents, and short and long-term investments are managed by four financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains

                                  YAHOO! INC.

NOTE 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) reserves for potential credit losses; historically, such losses have been within management's expectations. At December 31, 1998 and 1997, no one customer accounted for 10% or more of the accounts receivable balance.

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

    Yahoo! is continuing the development efforts associated with online store technology, credit card processing and to a lesser extent international functionality. The development efforts with respect to

                                  YAHOO! INC.

NOTE 5  ACQUISITIONS (CONTINUED)
the online store technology and credit card processing are on schedule with Yahoo!'s original assumptions with various features having been introduced as of December 31, 1998. Given the complexities of completing the international functionality, Yahoo! continues to make progress in the development of these features and now expects to be substantially complete by the end of June 1999.

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

    ACQUISITION OF HYPERPARALLEL, INC. On December 17, 1998, the Company completed the acquisition of all of the outstanding shares of HyperParallel, Inc. ("HyperParallel"), a company specializing in data analysis, through the issuance of 74,856 shares of Yahoo! Common Stock and approximately $700,000 of cash totaling $8.1 million including acquisition costs. The acquisition was accounted for as a purchase in accordance with APB 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Results of operations for HyperParallel have been included with those of the Company for periods subsequent to the acquisition.

    Approximately $2.3 million of the total purchase price was allocated to in-process research and development. This amount was developed by estimating the stage of development of each in-process research and development project at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 35%, which represents a premium to the Company's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in advertising and technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions. Approximately $1.2 million of the total purchase price was allocated to existing technology which is being amortized over 3 years. The value of the existing technology was developed based on similar assumptions using a discount rate of 25%. The projections used in developing the values should not be considered an accurate predictor of

                                  YAHOO! INC.

NOTE 5  ACQUISITIONS (CONTINUED)
future performance for several reasons, including the consideration of many factors outside the control of the Company. The remaining purchase price of approximately $4.6 million was allocated to goodwill which is being amortized over 7 years. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

    The value assigned to purchased in-process technology was determined by identifying three research projects in-progress as of the acquisition date. These three research projects in-progress focus on technologies surrounding search tools. Two of the application oriented development projects were 70% and 20% complete as of the acquisition date. These projects are expected to be completed in the first and fourth quarters, respectively, of 1999. The remaining project relates to the next release of the current search tool which was approximately 20% complete as of the acquisition date and is expected to be completed in the fourth quarter of 1999. Future research and development costs to be incurred on the individual in-process projects are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if none of these projects were successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected.

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

    YAHOO! EUROPE. On November 1, 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom,

                                  YAHOO! INC.

NOTE 6  JOINT VENTURES (CONTINUED)
and France ("Yahoo! Europe") to establish and manage versions of the Yahoo! Internet Guide for those countries, develop related online navigational services, and conduct other related business. The parties have invested a total of $6.0 million in proportion to their respective equity interests as of December 31, 1998. The Company has a majority share of approximately 70% in each of the Yahoo! Europe entities, and therefore, has consolidated their financial results. During 1998, 1997, and 1996, Yahoo! Europe incurred losses from operations of $409,000, $1,807,000 and $842,000, respectively. SOFTBANK's interest in the net assets of Yahoo! Europe at December 31, 1998 and 1997, as represented by the minority interest on the balance sheet, was $883,000 and $405,000, respectively.

    YAHOO! KOREA. During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliate companies whereby Yahoo! Korea was formed to develop and operate a Korean version of the Yahoo! Internet Guide, develop related Korean online navigational services, and conduct other related business. The parties have invested a total of $1.0 million in proportion to their respective equity interests. The Company has a majority share of approximately 60% in the joint venture, and therefore, has consolidated the financial results, which have been insignificant to date. SOFTBANK's interest in the net assets of Yahoo! Korea at December 31, 1998 and 1997, as represented by the minority interest on the balance sheet, was $365,000 and $311,000, respectively.

    YAHOO! MARKETPLACE. On August 26, 1996, Yahoo! entered into agreements with Visa International Service Association ("VISA") and another party (together, the "Visa Group") to establish a limited liability company, Yahoo! Marketplace L.L.C., to develop and operate a navigational service focused on information and resources for the purchase of consumer products and services over the Internet. Yahoo!'s principal obligations included a commitment to provide operating contributions to support implementation of the service including its look and feel, development of its software, hiring of its management, promotion of the service, promotion of VISA, a nonexclusive license to Yahoo! Marketplace to use the Yahoo! brand and search tools, and an agreement that Yahoo! Marketplace would be used exclusively for the activities defined in the operating agreement. VISA's key obligations included a commitment to provide operating contributions including encouraging VISA member banks to participate and utilize the services of Yahoo! Marketplace, assistance in implementing systems to process payments, other marketing assistance activities, providing non-exclusive rights to utilization of the VISA brand, and an agreement not to compete for 18 months by entering into a similar arrangement with a Yahoo! competitor. As of December 31, 1996, the parties had invested a total of $1.0 million. At December 31, 1996, Yahoo! owned approximately 55% of the equity interest in Yahoo! Marketplace. Yahoo! Marketplace incurred start-up losses of $246,000 in 1997 and $637,000 in 1996.

    During May 1997, Yahoo! received a letter from VISA formally expressing its concerns with respect to breach of contract, Yahoo! support obligations, and exclusivity. In June 1997, Yahoo! conducted numerous discussions concerning settlement of these obligations and claims and proposed a settlement with the Visa Group which was signed in July 1997, prior to the completion of significant business activities and public launch of the property. In connection with this settlement, Yahoo! issued 2,797,924 shares of Yahoo! Common Stock to the Visa Group, for which Yahoo! recorded a one-time, non-cash, pre-tax charge of $21.2 million in the second quarter ended June 30, 1997. The settlement ultimately released Yahoo! from all of its obligations described above. The agreement settled all disputes and claims arising among the parties with respect to the interpretation of and the parties' respective performance under the agreements and released the parties from further liability. It also

                                  YAHOO! INC.

NOTE 6  JOINT VENTURES (CONTINUED)
released Yahoo! from any other further damage claims by VISA for non-performance. Yahoo! also forfeited its non-compete commitment from VISA. No portions of these agreements continued in effect subsequent to the settlement.

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

    The 1995 Stock Plan (the "Stock Plan"), the 1995 Four11 Stock Option Plan (the "Four11 Plan"), the Viaweb Plan, and the Yoyodyne Plan (collectively the "Plans") allow for the issuance of incentive stock options, non-qualified stock options, and stock purchase rights to purchase a maximum of 87.6 million shares of the Company's Common Stock. Under the Plans, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options and stock purchase rights may be granted to consultants, employees, directors, and officers of the Company. Options granted under the Plans are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted under the Stock Plan and the Four11 Plan generally vest 25% after the first year of service and ratably each month over the remaining thirty-six month period. Options granted under the Viaweb Plan generally vest 25% on each anniversary over four years. Options granted under the Yoyodyne Plan have various vesting periods that do not exceed thirty-six months. Options issued under the Four11 Plan may be exercised prior to vesting and are subject to repurchase in the event of a voluntary termination, at the original purchase price. At December 31, 1998, shares subject to repurchase under the provisions of the Four11 Plan were insignificant.

    The 1996 Directors' Stock Option Plan (the "Directors' Plan") provides for the issuance of up to 1.2 million non-statutory stock options to non-employee directors of the Company. Each person who becomes a non-employee director of the Company after the date of the Company's initial public offering will automatically be granted a non-statutory option (the "First Option") to purchase 240,000

                                  YAHOO! INC.

NOTE 7  SHAREHOLDERS' EQUITY (CONTINUED)
shares of Common Stock upon the date on which such person first becomes a director. Thereafter, each director of the Company will be granted an annual option (the "Annual Option") to purchase 30,000 shares of Common Stock. Options under the Directors' Plan will be granted at the fair market value of the stock on the date of grant as determined by the Board of Directors and will vest in equal monthly installments over four years, in the case of the First Option, or at the end of four years in the case of the Annual Option. Options granted under the Directors' Plan are for periods not to exceed 10 years.

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

(a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

    (2) Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

    (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
       2.1   Agreement and Plan of Merger, dated as of January 27, 1999 by and among Yahoo! Inc., Home Page
               Acquisition Corp. and GeoCities (without exhibits). (Filed as Exhibit 1 to the GeoCities SC 13D, dated February 8, 1999 and incorporated herein by reference.)
       3.1*  Amended and Restated Articles of Incorporation of Registrant
       3.2   Amended and Restated Bylaws of Registrant (Filed as Exhibit 3.3 to the Company's Registration
               Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the
               "SB-2 Registration Statement"], and incorporated herein by reference.)
       3.3*  Certificate of Amendment to Bylaws dated January 11, 1999
      10.1   Form of Indemnification Agreement with the Registrant's officers and directors (Filed as Exhibit 10.1 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.2   1995 Stock Plan, as amended, and form of stock option agreement (Filed as Exhibit 10.2 to the
               Company's Annual Report on Form 10-K for the year ended December 31, 1996 [the "December 31, 1996
               10-K"] and incorporated herein by reference.)
      10.3   Form of Management Continuity Agreement with the Registrant's Executive Officers (Filed as Exhibit
               10.3 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.4   Stock Purchase Agreement dated March 3, 1995 with each of David Filo and Jerry Yang (Filed as Exhibit
               10.4 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.5   Series A Preferred Stock Agreement dated April 7, 1995 between the Registrant and Purchasers of
               Series A Preferred Stock (Filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.6   Form of Stock Restriction Agreements dated April 7, 1995 between the Registrant and Jerry Yang and
               David Filo (Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.7   Series B Preferred Stock Agreement dated November 22, 1995 between the Registrant and Purchasers of
               Series B Preferred Stock (Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.8   Series C Preferred Stock Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings
               Inc. (Filed as Exhibit 10.8 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.9   Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.10  Second Amended and Restated Co-Sale Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.10 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.11  Second Amended and Restated Voting Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.11 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.12+ Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.13  Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway,
               Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the December 31, 1996 10-K and
               incorporated herein by reference.)
      10.14+ Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as
               Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.15  1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.20 to the
               SB-2 Registration Statement and incorporated herein by reference.)
      10.16  1996 Directors' Stock Option Plan and form of option agreement (Filed as Exhibit 10.21 to the SB-2
               Registration Statement and incorporated herein by reference.)
      10.17+ Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers
               Multi-Media Inc. (Filed as Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.18  Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings
               Inc. (Filed as Exhibit 10.26 to the SB-2 Registration Statement and incorporated herein by reference.)
      10.19+ Joint Venture Agreement dated April 1, 1996 by and between Yahoo! Inc. and SOFTBANK Corporation
               (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June
               30, 1996 [the "June 30, 1996 10-Q"] and incorporated herein by reference.)
      10.20+ Yahoo! Japan License Agreement dated April 1, 1996 by and between Yahoo! Inc. and Yahoo! Japan
               Corporation (Filed as Exhibit 10.3 to the June 30, 1996 10-Q and incorporated herein by reference.)
      10.21+ SOFTBANK Letter Agreement dated April 1, 1996 by and between Yahoo! Inc. and SOFTBANK Group (Filed as
               Exhibit 10.4 to the June 30, 1996 10-Q and incorporated herein by reference.)
      10.22+ Joint Venture Agreement dated November 1, 1996 by and between Yahoo! Inc. and SB Holdings (Europe)
               Ltd. (Filed as Exhibit 10.30 to the December 31, 1996 10-K and incorporated herein by reference.)
      10.23+ Yahoo! UK License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! UK (Filed as
               Exhibit 10.31 to the December 31, 1996 10-K and incorporated herein by reference.)
      10.24+ Yahoo! Deutschland License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo!
               Deutschland (Filed as Exhibit 10.32 to the December 31, 1996 10-K and incorporated herein by reference.)
      10.25+ Yahoo! France License Agreement dated November 1, 1996 by and between Yahoo! Inc. and Yahoo! France
               (Filed as Exhibit 10.33 to the December 31, 1996 10-K and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.26  Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service
               Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P.
               (Filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, dated July 29, 1997 and incorporated herein by reference.)
      10.27  Joint Venture Agreement, dated August 31, 1997 between Yahoo! Inc., SOFTBANK Korea Corporation,
               SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [the "September 30, 1997
               10-Q"] and incorporated herein by reference.)
      10.28  Sublease Agreement, dated September 11, 1997 between Yahoo! Inc. and Amdahl Corporation (Filed as
               Exhibit 10.2 to the September 30, 1997 10-Q and incorporated herein by reference.)
      10.29  Four11 Corporation 1995 Stock Option Plan Registrant (Filed as Exhibit 4.2 to the Company's
               Registration Statement on Form S-8, Registration No. 333-39105, dated October 30, 1997, and incorporated herein by reference.)
      10.30+ Amendment Agreement dated September 17, 1997 by and between Yahoo! Inc. and SOFTBANK Corporation
               (Filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31,
               1997 [the "December 31, 1997 10-K"] and incorporated herein by reference.)
      10.31+ Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between Yahoo! Inc. and
               Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the December 31, 1997 10-K and incorporated herein by reference.)
      10.32+ Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea
               Corporation (Filed as Exhibit 10.41 to the December 31, 1997 10-K and incorporated herein by reference.)
      10.33+ Yahoo! Korea License Agreement dated November 30, 1997 by and between Yahoo! Inc., Yahoo! Korea
               Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the December 31, 1997 10-K and
               incorporated herein by reference.)
      10.34  Agreement and Plan of Merger dated June 4, 1998 by and among Yahoo! Inc., XY Acquisition Corporation, and Viaweb Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated June 12, and incorporated herein by reference.)
      10.35  Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration No. 333-56781, dated June 12, 1998
               [the "S-8 Registration Statement dated June 12, 1998"], and incorporated herein by reference.)
      10.36  Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S-8 Registration Statement,
               dated June 12, 1998, and incorporated herein by reference.)
      10.37  Stock Purchase Agreement dated as of July 7, 1998, between Yahoo! and SOFTBANK Holdings Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998
               [the "June 30, 1998 10-Q"] and incorporated herein by reference.)
      10.38  Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among Yahoo!,
               SOFTBANK Holdings Inc., Sequoia Capital VI and Sequioia Technology Partners VI (Filed as Exhibit
               10.2 to the June 30, 1998 10-Q and incorporated herein by reference.)
      10.39  Content License Agreement dated January 8, 1998 between Yahoo! and ZDNet (Filed as Exhibit 10.3 to the June 30, 1998 10-Q and incorporated herein by reference.)

  EXHIBIT
  NUMBER                                                  DESCRIPTION
-----------  -----------------------------------------------------------------------------------------------------
      10.40  Agreement and Plan of Merger dated as of October 9, 1998, by and among Yahoo! Inc., YO Acquisition
               Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.1 to the Company's Current Report
               on Form 8-K, dated October 23, 1998 [the "8-K dated June 12, 1998"] and incorporated herein by reference.)
      10.41  Amendment to the Agreement and Plan of Merger dated as of October 19, 1998, by and among Yahoo! Inc.,
               YO Acquisition Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.2 to 8-K dated
               June 12, 1998 and incorporated herein by reference.)
      10.42  Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-66067,
               dated October 23, 1998 and incorporated herein by reference.)
      16.1   Letter dated March 6, 1996 from Coopers & Lybrand L.L.P., prior accountant of the Registrant (Filed as Exhibit 10.25 to the SB-2 Registration Statement and incorporated herein by reference.)
      21.1*  List of Subsidiaries
      23.1   Consent of Independent Accountants
      27.1*  Financial Data Schedule

------------------------

+   Confidential treatment granted.

*   Previously filed.

    (b) Reports on Form 8-K
       On October 23, 1998, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of Yoyodyne Entertainment, Inc.
       On November 19, 1998, the Company filed an amended report on Form 8-K, pursuant to Items 2 and 7 of such Form, which included the supplementary consolidated financial statements of Yahoo! Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 1999.

                                YAHOO! INC.

                                By:                      *
                                     -----------------------------------------
                                                   Timothy Koogle
                                        CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman and Chief
              *                   Executive Officer
------------------------------    (Principal Executive        April 29, 1999
        Timothy Koogle            Officer)

              *
------------------------------  President, Chief Operating    April 29, 1999
         Jeff Mallett             Officer, and Director

                                Senior Vice President,
                                  Finance and
     /s/ GARY VALENZUELA          Administration, and
------------------------------    Chief Financial Officer     April 29, 1999
       Gary Valenzuela            (Principal Financial
                                  Officer)

              *                 Vice President, Finance
------------------------------    (Principal Accounting       April 29, 1999
       James J. Nelson            Officer)

              *
------------------------------  Director                      April 29, 1999
         Eric Hippeau

              *
------------------------------  Director                      April 29, 1999
        Arthur H. Kern

              *
------------------------------  Director                      April 29, 1999
        Michael Moritz

              *
------------------------------  Director                      April 29, 1999
          Jerry Yang

      *        /s/ GARY
          VALENZUELA
------------------------------
       Gary Valenzuela
       ATTORNEY-IN-FACT