Form 10-Q
period 1999-03-31
YAHOO INC
filed 1999-05-17
CIK 1011006

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _____

                           Commission File Number 0-28018

                                    YAHOO! INC.
               (Exact name of registrant as specified in its charter)

          California                                 77-0398689
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

                              3420 Central Expressway
                            Santa Clara, California 95051
                       ---------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at April 30, 1999
--------------------------------             -----------------------------
Common Stock, $0.00017 par value                      204,372,850

                                    YAHOO! INC.

                                 TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

                                                                       PAGE NO.
Item 1.   Condensed Consolidated Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets
               at March 31, 1999 and December 31, 1998                     3

          Condensed Consolidated Statements of Operations
               for the three months ended March 31, 1999 and 1998          4

          Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1999 and 1998          5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       39

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                41

Item 2.   Changes in Securities                                            41

Item 3.   Defaults Upon Senior Securities                                  41

Item 4.   Submission of Matters to a Vote of Security Holders              41

Item 5.   Other Information                                                42

Item 6.   Exhibits and Reports on Form 8-K                                 42

Signatures                                                                 43


PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                    YAHOO! INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)


                                                                  March 31,         December 31,
                                                                     1999                1998
                                                                 ----------         ------------
                                                                 (unaudited)          (audited)
ASSETS
Current assets:
     Cash and cash equivalents                                   $  184,463          $  125,474
     Short-term investments in marketable securities                251,858             308,025
     Accounts receivable, net                                        26,876              24,831
     Prepaid expenses                                                 9,124               8,909
                                                                 ----------         ------------
          Total current assets                                      472,321             467,239

Long-term investments in marketable debt securities                  88,030              48,927
Long-term investments in marketable equity securities               130,493              41,339
Property and equipment, net                                          19,925              15,189
Other assets                                                         80,910              49,190
                                                                 ----------         ------------
          Total assets                                           $  791,679          $  621,884
                                                                 ----------         ------------
                                                                 ----------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $    7,335          $    6,302
     Note payable                                                     9,000                 -
     Accrued expenses and other current liabilities                  38,077              34,419
     Deferred revenue                                                45,498              38,301
     Due to related parties                                           2,184                 961
                                                                 ----------         ------------
          Total current liabilities                                 102,094              79,983
                                                                 ----------         ------------

Deferred tax liability                                                4,443               4,443
Minority interests in consolidated subsidiaries                       1,573               1,248

Shareholders' equity:
     Common Stock                                                        24                  23
     Additional paid-in capital                                     598,233             522,997
     Retained earnings (accumulated deficit)                          7,993              (8,442)
     Accumulated other comprehensive income                          77,319              21,632
                                                                 ----------         ------------
          Total shareholders' equity                                683,569             536,210
                                                                 ----------         ------------
          Total liabilities and shareholders' equity             $  791,679          $  621,884
                                                                 ----------         ------------
                                                                 ----------         ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    YAHOO! INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                        Three Months Ended
                                                                  ------------------------------
                                                                  March 31,            March 31,
                                                                     1999                1998
                                                                  ---------         ------------
Net revenues                                                      $  86,064           $  30,596
Cost of revenues                                                      9,697               4,294
                                                                  ---------         ------------
      Gross profit                                                   76,367              26,302
                                                                  ---------         ------------

Operating expenses:
     Sales and marketing                                             32,299              16,653
     Product development                                              8,964               4,764
     General and administrative                                       3,456               2,227
     Amortization of intangibles                                      1,220                 -
     Other - nonrecurring costs                                       9,775                 -
                                                                  ---------         ------------
          Total operating expenses                                   55,714              23,644
                                                                  ---------         ------------

Income from operations                                               20,653               2,658
Investment income, net                                                6,615               1,440
Minority interests in operations
     of consolidated subsidiaries                                      (325)                243
                                                                  ---------         ------------

Income before income taxes                                           26,943               4,341

Provision for income taxes                                           10,508               1,071
                                                                  ---------         ------------

Net income                                                        $  16,435           $   3,270
                                                                  ---------         ------------
                                                                  ---------         ------------


Net income per share - basic                                          $0.08               $0.02
                                                                  ---------         ------------
                                                                  ---------         ------------
Net income per share - diluted                                        $0.07               $0.02
                                                                  ---------         ------------
                                                                  ---------         ------------


Shares used in per share calculation - basic                        201,531             172,578
                                                                  ---------         ------------
                                                                  ---------         ------------
Shares used in per share calculation - diluted                      237,111             213,866
                                                                  ---------         ------------
                                                                  ---------         ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    YAHOO! INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED, IN THOUSANDS)


                                                                                       Three Months Ended
                                                                                  -----------------------------
                                                                                   March 31,           March 31,
                                                                                     1999                1998
                                                                                  ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 16,435            $  3,270
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                               4,782                 922
         Tax benefits from stock options                                            10,467                 -
         Non-cash charges related to stock option grants and warrant issuances         190                 157
         Minority interests in operations of consolidated subsidiaries                 325                (243)
         Purchased in-process research and development                               9,775                 -
         Changes in assets and liabilities:
            Accounts receivable, net                                                (2,045)             (1,995)
            Prepaid expenses and other assets                                         (491)              1,839
            Accounts payable                                                          (479)               (435)
            Accrued expenses and other current liabilities                           3,458               5,370
            Deferred revenue                                                         7,197               5,358
            Due to related parties                                                   1,223                (383)
                                                                                  ----------          ----------
Net cash provided by operating activities                                           50,837              13,860
                                                                                  ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                            (6,762)             (1,740)
   Purchases of marketable securities                                             (165,015)            (42,226)
   Proceeds from sales and maturities of marketable securities                     181,382               7,133
   Other investments                                                               (15,867)                -
   Acquisition of Yahoo! Canada                                                     (9,200)                -
                                                                                  ----------          ----------
Net cash used in investing activities                                              (15,462)            (36,833)
                                                                                  ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of Common Stock, net                                      23,655               4,467
                                                                                  ----------          ----------
Net cash provided by financing activities                                           23,655               4,467
                                                                                  ----------          ----------

Effect of exchange rate changes on cash and cash equivalents                           (41)                 65
                                                                                  ----------          ----------

Net change in cash and cash equivalents                                             58,989             (18,441)
Cash and cash equivalents at beginning of period                                   125,474              63,571
                                                                                  ----------          ----------

Cash and cash equivalents at end of period                                        $184,463             $45,130
                                                                                  ----------          ----------
                                                                                  ----------          ----------

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

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

     These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K, as amended on April 29, 1999, for the year ended December 31, 1998. Certain prior period balances have been reclassified to conform to current period presentation. The condensed consolidated financial statements for the period ended March 31, 1998 have been restated to reflect the October 1998 acquisition of Yoyodyne Entertainment, Inc. ("Yoyodyne"), which was accounted for as a pooling of interests.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 1999. The Company is currently determining the additional disclosures, if any, that may be required under this pronouncement.

NOTE 3 - STOCK SPLIT

     During January 1999, the Company's Board of Directors approved a two-for-one Common Stock split. Shareholders of record on January 22, 1999 (the record date) received one additional share for every share held on that date. The shares were distributed on February 5, 1999 and the stock split was effective on February 8, 1999. All share numbers in these condensed consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one common stock split.

NOTE 4 - OTHER ASSETS (IN THOUSANDS)


                                            Mar. 31, 1999  Dec. 31, 1998
                                            -------------  -------------
Intangible assets                                 $56,344        $40,731
Investments in privately-held companies            15,445          5,445
Investment in Yahoo! Japan and other                9,121          3,014
                                                  -------        -------
                                                  $80,910        $49,190
                                                  -------        -------
                                                  -------        -------

NOTE 5 - BASIC AND DILUTED NET INCOME PER SHARE

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three month periods ended March 31, 1999 and 1998, common share equivalents approximated 35.6 and 41.3 million shares, respectively, and were primarily related to shares issuable upon the exercise of stock options.

NOTE 6 - COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows (in thousands):


                                                      Three Months Ended
                                                           March 31,
                                                          1999     1998
                                                       -------   ------
Net income                                             $16,435   $3,270
Unrealized gains on available-for-sale securities       55,728        -
Foreign currency translation gains (losses)                (41)      65
                                                       -------   ------
Comprehensive income                                   $72,122   $3,335
                                                       -------   ------
                                                       -------   ------

Unrealized gains on available-for-sale securities for the three months ended March 31, 1999 consist primarily of a net gain of $32.2 million from an investment in GeoCities common stock and a net gain of $24.1 million from an investment in broadcast.com common stock.

     Accumulated other comprehensive income consists of the unrealized gains on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying condensed consolidated balance sheets.

NOTE 7 - ACQUISITIONS

          On January 15, 1999, the Company completed the acquisition of Log-Me-On.Com LLC ("Log-Me-On"), a development stage entity, through the issuance of 50,000 shares of Yahoo!

Common Stock and $1.5 million in cash for a total purchase price of approximately $9.9 million, including acquisition costs. Additional consideration of $1 million is payable contingent on the continued employment of certain employees for one year from the acquisition date. Such amount is being amortized as compensation expense over the one-year period. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for Log-Me-On for periods prior to the acquisition were not material to the Company. Results of operations for Log-Me-On have been included with those of the Company for periods subsequent to the acquisition date.

     Log-Me-On, founded in 1998, was a development stage entity with limited operations, no revenues, and four developers. As of the acquisition date, the Company's efforts were focused solely on developing a browser technology that was approximately 30% complete and there was no other technology developed or in process at such date. Approximately $9.8 million was allocated to in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use. Additional development subsequent to the acquisition date principally relates to development of browser and toolbar technology that would allow users into Yahoo! sites without typing URLs or retrieving bookmarks, creation of the user interface, development of customization screens and procedures, and establishment of data links. The Company expects the development of this technology to be completed in the third quarter of 2000. Future research and development costs are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if this technology is not successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected. The remaining purchase price of approximately $100,000 was allocated to the work force in place and is being amortized over the employment contract period. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

     In February 1996, the Company and Rogers Media Inc. ("Rogers") signed the Yahoo! Canada Affiliation Agreement whereby Yahoo! licensed certain intellectual property and development rights to Rogers, which Rogers utilized to operate Yahoo! Canada. On March 1, 1999, this agreement was terminated, as were all licenses and other rights and obligations granted under the agreement. As part of this agreement, Yahoo! acquired the Yahoo! Canada business including the URL, www.yahoo.ca.com, and existing advertising relationships from Rogers. Total consideration was $9 million in cash and the issuance of a note payable for $9 million due in April 1999. The acquisition was recorded using the purchase method of accounting. The Company recorded an intangible asset of approximately $18 million which is being amortized over 10 years. The results of operations of Yahoo! Canada are included in the statement of operations of Yahoo! beginning March 1, 1999. Results of operations for the current period and the year ago period would not have been materially different had the companies combined at the beginning of the respective periods.

     On January 28, 1999, the Company announced the signing of a definitive agreement to acquire GeoCities, a publicly traded Internet company. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company will exchange approximately 21,545,000 shares of Yahoo! Common Stock for approximately 31,834,000 shares of GeoCities common stock. Additionally, the Company will convert approximately 8,603,000 GeoCities stock options into approximately 5,822,000 Yahoo! stock options. The acquisition is expected to be completed in the second quarter of 1999 and is subject to certain conditions and approval by GeoCities shareholders. The Company expects to record a one-time charge of approximately $66 million in the second quarter of 1999 relating to expenses incurred in connection with this transaction. At March 31, 1999, the fair value of Yahoo!'s investment in GeoCities was $73.8 million which is included in the condensed consolidated balance sheet under long-term investments in marketable equity securities.

     GeoCities' operating results for the quarters ended March 31, 1999 and 1998 included revenues of approximately $7.8 million and $2.2 million, respectively, and net losses of approximately $10.0 million and $2.9 million, respectively.

NOTE 8 - INVESTMENT IN YAHOO! JAPAN

     During March 1999, Yahoo! Japan Corporation ("Yahoo! Japan") completed a secondary public offering. The Company invested an additional $5.9 million in Yahoo! Japan common stock in order to maintain its 34% ownership. At March 31, 1999, the carrying value of the investment was $9.0 million and is recorded in other assets. The fair value of the Company's investment, based on the quoted trading price, was approximately $491 million at March 31, 1999.

NOTE 9 - SUBSEQUENT EVENT

     On April 1, 1999, the Company announced the signing of a definitive agreement to acquire broadcast.com inc. ("broadcast.com"), a publicly traded Internet company and a leading aggregator and broadcaster of streaming media programming on the Web. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company will exchange approximately 28,334,000 shares of Yahoo! Common Stock for approximately 36,692,000 shares of broadcast.com common stock. Additionally, the Company will convert approximately 7,131,000 broadcast.com stock options into approximately 5,507,000 Yahoo! stock options. The acquisition is expected to be completed in the third quarter of 1999 and is subject to certain conditions, regulatory approval, and approval by broadcast.com shareholders. The Company expects to record a one-time charge in the third quarter of 1999 relating to expenses incurred with this transaction. At March 31, 1999, the fair value of Yahoo!'s investment in broadcast.com was $55.0 million which is included in the condensed consolidated balance sheet under long-term investments in marketable equity securities.

     Broadcast.com's operating results for the quarters ended March 31, 1999 and 1998 included revenues of approximately $10.3 million and $4.5 million, respectively, and net losses of approximately $3.8 million and $2.6 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING, WITHOUT LIMITATION, STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, BELIEFS, INTENTIONS OR FUTURE STRATEGIES THAT ARE SIGNIFIED BY THE WORDS "EXPECTS", "ANTICIPATES", "INTENDS", "BELIEVES", OR SIMILAR LANGUAGE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. IN EVALUATING THE COMPANY'S BUSINESS, PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE INFORMATION SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS" AND SPECIFICALLY "RISKS RELATED TO THE PENDING GEOCITIES AND BROADCAST.COM MERGERS" IN ADDITION TO THE OTHER INFORMATION SET FORTH HEREIN. THE COMPANY CAUTIONS INVESTORS THAT ITS BUSINESS AND FINANCIAL PERFORMANCE ARE SUBJECT TO SUBSTANTIAL RISKS AND UNCERTAINTIES.

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

     On January 15, 1999, the Company completed the acquisition of Log-Me-On, a development stage entity, through the issuance of 50,000 shares of Yahoo! Common Stock and $1.5 million in cash for a total purchase price of approximately $9.9 million, including acquisition costs. Additional consideration of $1 million is payable contingent on the continued employment of certain employees for one year from the acquisition date. Such amount is being amortized as compensation expense over the one-year period. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for Log-Me-On for periods prior to the acquisition were not material to the Company. Results of operations for Log-Me-On have been included with those of the Company for periods subsequent to the acquisition date.

     Log-Me-On, founded in 1998, was a development stage entity with limited operations, no revenues, and four developers. As of the acquisition date, the Company's efforts were focused solely on developing a browser technology that was approximately 30% complete and there was no other technology developed or in process at such date. Approximately $9.8 million was allocated to in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use. Additional development subsequent to the acquisition date principally relates to development of browser and toolbar technology that would allow users into Yahoo! sites without typing URLs or retrieving bookmarks, creation of the user interface, development of customization screens and procedures, and establishment of data links. The Company expects the development of this technology to be completed in the third quarter of 2000. Future research and development costs are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if this technology is not successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected. The remaining purchase price of approximately $100,000 was allocated to the work force in place and is being amortized over the employment contract period. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

     On January 28, 1999, the Company announced the signing of a definitive agreement to acquire GeoCities, a publicly traded Internet company. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company will exchange approximately 21,545,000 shares of Yahoo! Common Stock for approximately 31,834,000 shares of GeoCities common stock. Additionally, the Company will convert approximately 8,603,000 GeoCities stock options into approximately 5,822,000 Yahoo! stock options. The acquisition is expected to be completed in the second quarter of 1999 and is subject to certain conditions and approval by GeoCities shareholders. The Company expects to record a one-time charge of approximately $66 million in the second quarter of 1999 relating to expenses incurred in connection with this transaction. At March 31, 1999, the fair value of Yahoo!'s investment in GeoCities was $73.8 million which is included in the condensed consolidated balance sheet under long-term investments in marketable equity securities.

     In February 1996, the Company and Rogers signed the Yahoo! Canada Affiliation Agreement whereby Yahoo! licensed certain intellectual property and development rights to Rogers, which Rogers utilized to operate Yahoo! Canada. On March 1, 1999, this agreement was terminated, as were all licenses and other rights and obligations granted under the agreement. As part of this agreement, Yahoo! acquired the Yahoo! Canada business including the URL, www.yahoo.ca.com, and existing advertising relationships from Rogers. Total consideration was $9 million in cash and the issuance of a note payable for $9 million due in April 1999. The acquisition was recorded using the purchase method of accounting. The Company recorded an intangible asset of approximately $18 million which is being amortized over 10 years. The results of operations of Yahoo! Canada are included in the statement of operations of Yahoo! beginning March 1, 1999. Results of operations for the current period and the year ago period would not have been materially different had the companies combined at the beginning of the respective periods.

     On April 1, 1999, the Company announced the signing of a definitive agreement to acquire broadcast.com, a publicly traded Internet company and a leading aggregator and broadcaster of streaming media programming on the Web. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company will exchange approximately 28,334,000 shares of Yahoo! Common Stock for approximately 36,692,000 shares of broadcast.com common stock. Additionally, the Company will convert approximately 7,131,000 broadcast.com stock options into approximately 5,507,000 Yahoo! stock options. The acquisition is expected to be completed in the third quarter of 1999 and is subject to certain conditions, regulatory approval, and approval by broadcast.com shareholders. The Company expects to record a one-time charge in the third quarter of 1999 relating to expenses incurred with this transaction. At March 31, 1999, the fair value of Yahoo!'s investment in broadcast.com was $55.0 million which is included in the condensed consolidated balance sheet under long-term investments in marketable equity securities.

     The results of operations for GeoCities and broadcast.com are not included in the Yahoo! results of operations as the acquisitions have not yet been consummated.

RESULTS OF OPERATIONS

  NET REVENUES

     Net revenues were $86.1 million for the quarter ended March 31, 1999, a 181% increase from $30.6 million during the first quarter in 1998. The increase was due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 2,125 customers advertised on the Company's online media properties during the quarter ended March 31, 1999 as compared to approximately 1,600 during the first quarter of 1998. No one customer accounted for 10% or more of net revenues during the quarters ended March 31, 1999 and 1998. Advertising purchases by SOFTBANK and its related companies, a 28% shareholder of the Company at March 31, 1999, accounted for approximately 8% and 1% of net revenues during the quarters ended March 31, 1999 and 1998, respectively. Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company. International revenues have accounted for less than 10% of net revenues during the quarters ended March 31, 1999 and 1998. Barter revenues also represented less than 10% of net revenues during those periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the last three years, management does not believe that this level of revenue growth will be sustained in future periods.

  COST OF REVENUES

     Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, amortization of purchased technology, equipment depreciation, and compensation. Cost of revenues were $9.7 million for the quarter ended March 31, 1999, or 11% of net revenues, as compared to $4.3 million, or 14% of net revenues for the quarter ended March 31, 1998. The absolute dollar increase in cost of revenues from quarter to quarter is primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and the amortization of purchased technology. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 235 million page views per day in March 1999 compared with an average of approximately 95 million page views per day in March 1998. Yahoo! Japan, an unconsolidated joint venture of the Company which began operations in April 1996, is included in these page views figures and accounted for an average of more than 17 million per day in March 1999 and an average of approximately 6 million per day in March 1998. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future.

  SALES AND MARKETING

     Sales and marketing expenses were $32.3 million, or 38% of net revenues for the quarter ended March 31, 1999 as compared to $16.7 million, or 54% of net revenues for the quarter ended March 31, 1998. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include distribution costs), compensation and employee-related expenses, sales commissions, and travel costs. The increase in absolute dollars is primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in the international subsidiaries with the addition of subsidiaries in Italy, Hong Kong, Singapore, Spain, and Taiwan as well as Yahoo! guides in Spanish and Mandarin Chinese languages subsequent to March 1998, and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization.

  PRODUCT DEVELOPMENT

     Product development expenses were $9.0 million, or 10% of net revenues for the quarter ended March 31, 1999 as compared to $4.8, or 16% of net revenues for the quarter ended March 31, 1998. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! online media properties. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $3.5 million, or 4% of net revenues for the quarter ended March 31, 1999 as compared to $2.2 million, or 7% of net revenues for the quarter ended March 31, 1998. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services.

  AMORTIZATION OF INTANGIBLES

     As part of the June 1998 Viaweb Inc. ("Viaweb") acquisition and December 1998 HyperParallel, Inc. ("HyperParallel") acquisition, the Company has recorded intangible assets related to goodwill of $24.3 million and $4.6 million, respectively, which are being amortized over seven years. Additionally, as part of the January 1999 Yahoo! Canada acquisition, the Company has recorded $18.2 million in intangible assets, principally related to goodwill, which are being amortized over ten years.

  OTHER - NON-RECURRING COSTS

     During January 1999, the Company completed the acquisition of Log-Me-On through the issuance of 50,000 shares of Yahoo! Common Stock and $1.5 million in cash. During the quarter ended March 31, 1999, the Company recorded a non-recurring charge of $9.8 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

  INVESTMENT INCOME, NET

     Investment income, net of expense, was $6.6 million for the quarter ended March 31, 1999. For the quarter ended March 31, 1998, investment income was $1.4 million. The increase is primarily attributable to a higher average investment balance, principally due to proceeds of $250 million received by the Company on July 14, 1998 from a private placement of shares to SOFTBANK and cash provided by operations. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

  MINORITY INTERESTS IN OPERATIONS OF CONSOLIDATED SUBSIDIARIES

     Minority interests in operations of consolidated subsidiaries were ($325,000) for the quarter ended March 31, 1999 compared to $243,000 for the year ago quarter. The decrease is attributable to the profitable results recorded in the European and Korean joint ventures in the aggregate during the quarter ended March 31, 1999 as compared to losses in the year ago quarter. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. If the consolidated subsidiaries remain profitable, the minority interests adjustment on the statement of operations will continue to reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

  INCOME TAXES

     The Company's effective income tax rate increased to 39% for the first quarter of 1999 as compared to 25% in the year ago period due principally to the release of a portion of the valuation allowance in 1998. This rate may change during the remainder of 1999 if operating results or acquisition-related costs differ significantly from the current projections.

  NET INCOME

     The Company recorded net income of $16.4 million or $0.07 per share diluted for the quarter ended March 31,1999 compared to net income of $3.3 million or $0.02 per share diluted for the quarter ended March 31, 1998. The results for the quarter ended March 31, 1999 include a non-recurring charge of $9.8 million incurred in connection with a January 1999 acquisition and the amortization of $2.6 million from the purchased technology and intangible assets acquired in various purchase transactions.

LIQUIDITY AND CAPITAL RESOURCES

     Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At March 31, 1999, the Company had cash and cash equivalents and investments in marketable debt securities totaling $524.4 million compared to $482.4 million at December 31, 1998.

     For the three months ended March 31, 1999, cash provided by operating activities of $50.8 million was primarily due to earnings before a non-recurring charge of $9.8 million and depreciation and amortization of $4.8 million, tax benefits from stock option plans of $10.5 million, and increases in deferred revenue of $7.2 million and accrued liabilities of $3.5 million. The increase in deferred revenue relates principally to overall significant growth in revenue and increases in advanced payments on several new and relatively longer sponsorship agreements. For the three months ended March 31, 1998, cash provided by operating activities of $13.9 million was primarily due to increases in accrued liabilities, deferred revenue, and net income.

     Cash used in investing activities was $15.5 million for the quarter ended March 31, 1999. Sales and maturities (net of purchases) of investments in marketable securities and other assets during the period were offsetting while cash of $9.2 million was paid as part of the acquisition of Yahoo! Canada and capital expenditures totaled $6.8 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used by investing activities was $36.8 million for the quarter ended March 31, 1998. Purchases (net of sales and maturities) of investments in marketable securities during the period were $35.1 million and capital expenditures totaled $1.7 million.

     For the three months ended March 31, 1999 and 1998, cash provided by financing activities from the issuance of Common Stock pursuant to the exercise of stock options was $23.7 million and $4.5 million, respectively.

     The Company currently has no material commitments other than those under operating lease agreements and fees associated with the proposed acquisitions of GeoCities and broadcast.com. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to the Company's shareholders.

YEAR 2000 IMPLICATIONS

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish twenty-first century dates from twentieth century dates. To function properly, these date-code fields must distinguish twenty-first century dates from twentieth century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     Yahoo! is dependent on the operation of numerous systems that may be adversely affected by the Year 2000 problem, including Yahoo!'s internal systems, and equipment, software and content supplied to Yahoo! by third-party vendors that may not be Year 2000 compliant, including outside providers of Web-hosting services on which Yahoo! is currently dependent. In addition, Yahoo!'s future business depends on the successful operation of the Internet following the commencement of the Year 2000. If the Internet is inaccessible for an appreciable period of time, or if Yahoo!'s customers and users are unable to access Yahoo!'s site, Yahoo!'s business and revenues could be materially adversely affected. Yahoo! is also subject to external forces that might generally affect industry and commerce, such as telecommunications, utility or transportation company Year 2000 compliance failures, related service interruptions and the economic impact that such failures have on Yahoo!'s customers and advertisers.

YEAR 2000 COMPLIANCE ASSESSMENT PLANS. Yahoo! has undertaken a two-phase process of analyzing the impact of the Year 2000 problem. First, Yahoo! has completed an informal assessment of its primary internal systems and, based on such assessment and its knowledge of the specific software and systems, Yahoo! currently believes that its systems are Year 2000 compliant in all material respects or can readily be brought into compliance with the application of corrective software modifications. In many cases, Yahoo! expects these modifications to be provided by the vendors of the computer and software products Yahoo! has installed. Yahoo! has not incurred material costs to date in this informal phase of the assessment process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition.

     Second, Yahoo! is in the process of performing a formal assessment of both its internal systems and the vendor-supplied items and services it employs to determine how the Year 2000 problem will affect all aspects of Yahoo!'s operations. Yahoo! expects to complete this second phase of its assessment by mid-spring of 1999. The formal process involves assessment of the following Yahoo! systems:

     - hardware systems, including servers and systems used for data storage;
     - software systems, including applications, development tools and proprietary code;
     -    infrastructure systems, including routers, hubs and networks;
     - facility systems, including general building functions, security, HVAC and related operations; and
     - the systems of our business partners, including content providers and ISPs.

     Yahoo! is conducting its formal assessment of Year 2000 readiness by gathering information on each aspect of Yahoo!'s systems, reviewing each component or application for date usage, and examining date representations. With respect to vendor-supplied items and services, Yahoo! is conducting an extensive review of product compliance information on such items and services available online, in vendor literature and through trade group information resources, contacting its vendors for compliance information, and maintaining documentation of assessments that have been performed by such vendors or outside sources.

     Each department of Yahoo! is involved in this formal assessment process. Once complete, the formal assessment will lead to the creation of a formal remediation and contingency plan for achieving Year 2000 readiness. Yahoo! does not anticipate, however, undertaking a formal assessment of the Year 2000 readiness of the Internet or its underlying telecommunications infrastructure, and will therefore be unable to predict the impact of Year 2000 issues that might affect the broader Internet business community, including Yahoo!.

RESULTS OF COMPLIANCE EFFORTS TO DATE. Based on the completed informal assessment and the Company's progress on the formal assessment, Yahoo! currently believes that its internal systems are, or can readily be made, Year 2000 compliant in all material respects. However, it is possible that these current internal systems contain undetected errors or defects with Year 2000 date functions. In addition, although Yahoo! does not anticipate problems, vendor-supplied items and services could contain undetected errors or defects which, if not corrected, could result in serious unanticipated negative consequences, including significant downtime for one or more Yahoo! media properties.

COSTS OF YEAR 2000 COMPLIANCE COULD BE SIGNIFICANT. Although Yahoo! is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, and although Yahoo! has not incurred material costs to date with respect to the Year 2000 readiness of these internal systems, the occurrence of any of the following events could materially and adversely affect Yahoo!'s business, results of operations and financial condition:

     - errors and defects are detected after the formal assessment process is complete;
     - third-party equipment, software or content fails to operate properly with regard to the year 2000;
     - Web advertisers expend significant resources to correct their current systems for Year 2000 compliance, resulting in reduced funds available for Web advertising or sponsorship of Web services; or
     - material costs arise in connection with preparing GeoCities' or broadcast.com's internal systems for the Year 2000 problem.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY.

Yahoo! was incorporated in March 1995 and did not begin generating advertising revenues until August 1995. Therefore, we have a limited operating history, and our prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving our growth plan depends on, among other things, our ability to:

     -    continue to develop and extend the Yahoo! brand;
     -    develop new media properties;
     -    maintain and increase the levels of traffic on Yahoo! properties;
     -    develop or acquire competitive services or products;
     - effectively generate revenues through sponsored services and placements;
     -    effectively integrate businesses or technologies;
     - successfully develop personalized Web-based services, such as e-mail services; and
     - continue to identify, attract, retain and motivate qualified personnel.

     Furthermore, Yahoo!'s growth depends on factors outside of our control, including:

     - adoption by the market of the Web, and more specifically, Yahoo! as an effective advertising medium; and
     - relative price stability for Web-based advertising, despite competition and other factors that could reduce market prices for advertising.

     We may not be successful in implementing our growth plan.

WE ANTICIPATE INCREASED OPERATING EXPENSES AND MAY EXPERIENCE LOSSES.

     Because of our limited operating history and the uncertain nature of the rapidly changing market we serve, the prediction of future results of operations is difficult or impossible. In addition, period-to-period comparisons of operating results are not likely to be meaningful. You should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth during 1998 and the first quarter of 1999, we do not believe that this level of revenue growth will be sustained in future periods. We currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. As a result, we may experience significant losses on a quarterly and annual basis.

OUR QUARTERLY OPERATING RESULTS WILL FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, INCLUDING THE RELIANCE ON SHORT-TERM ADVERTISING CONTRACTS.

     Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

     -    the level of usage of the Internet;
     -    demand for Internet advertising;
     -    the addition or loss of advertisers;
     -    the level of user traffic on Yahoo! online properties;
     - the mix of types of advertising we sell (targeted advertising generally has higher rates);
     - the amount and timing of capital expenditures and other costs relating to the expansion of our operations;
     -    the introduction of new products or services by us or our competitors;
     -    pricing changes for Internet-based advertising;
     - the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements;
     - technical difficulties with respect to the use of Yahoo! online properties;
     -    costs incurred with respect to acquisitions; and
     - negative general economic conditions and their resulting effects on media spending.

     We may from time to time make certain pricing, service or marketing decisions that may adversely affect our profitability in a given quarterly or annual period.

     We derive the majority of our revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. Our expense levels are based in part on expectations of future revenue and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results. Our operating expenses are likely to increase significantly over the near term and, to the extent that our expenses increase but our revenues do not, our business, operating results, and financial condition may be materially and adversely affected.

     Our advertising revenue is also subject to seasonal fluctuations. Historically, advertisers spend less in the first and third calendar quarters and user traffic on our online media properties has historically been lower during the summer and during year-end vacation and holiday periods.

THE RATE STRUCTURE OF SOME OF OUR ADVERTISING CONTRACTS CREATES EXPOSURE TO POTENTIALLY SIGNIFICANT FINANCIAL RISKS.

     A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We typically receive sponsorship fees as well as a portion of transaction revenues received by the sponsor from users originated through the Yahoo! placement in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks, including the following:

     - if we fail to deliver required minimum levels of user impressions or "click throughs," our fee may be adjusted downwards;
     -    the sponsors may not renew the agreements or renew at lower rates; and

     - the arrangements may not generate anticipated levels of shared transaction revenue, or sponsors may default on the payment commitments in such agreements as has occurred in the past.

     As a result of these financial risks, we may not achieve significant revenue from these sponsorship arrangements. In addition, because of the limited experience with these arrangements, we are unable to determine what effect these arrangements will have on gross margins and results of operations. Transaction-based fees have not to date represented a material portion of our net revenues. If and to the extent such revenues become a significant portion of our results, there could be greater variations in our quarterly operating results.

WE ARE IN A HIGHLY COMPETITIVE INDUSTRY AND SOME OF OUR COMPETITORS MAY BE MORE SUCCESSFUL IN ATTRACTING AND RETAINING CUSTOMERS.

     The market for Internet products and services is highly competitive. There are no substantial barriers to entry in these markets, and we expect that competition will continue to intensify. Negative competitive developments could have a material adverse effect on our business and the trading price of our stock.

     We will compete with many other providers of online navigation, information, entertainment, business and community services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

     - vertical markets where competitors may have advantages in expertise, brand recognition, and other factors;
     - metasearch services and software applications that allow a user to search the databases of several directories and catalogs simultaneously;
     - database vendors that offer information search and retrieval capabilities with their core database products;
     - Web-based email and instant messaging services either on a stand alone basis or integrated into other products and media properties;
     -    online merchant hosting services; and
     - online broadcasting of business events following consummation of the proposed broadcast.com merger.

     Companies that offer competitive products or services addressing Web navigation, information and community services include:

     -    America Online, Inc. (NetFind) including Netscape (Netcenter);
     -    CNET, Inc. (Snap);
     -    Compaq/Digital Equipment Corporation (AltaVista);
     -    Excite, Inc. (including WebCrawler);
     -    Infoseek Corporation (including GO Network);
     -    Inktomi Corporation;
     -    Lycos, Inc. (including HotBot and Tripod); and
     -    Microsoft Corporation (msn.com).

     A large number of these websites and online services as well as high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features that may be competitive with the services that Yahoo! offers. In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide such capabilities. Any of these efforts could be dilutive to our shareholders.

MARKET CONSOLIDATION IS CREATING MORE FORMIDABLE COMPETITORS.

     In the recent past, there have been a number of significant acquisitions and strategic plans announced among and between certain of our competitors, including:

     -    The Walt Disney Company acquiring a significant interest in Infoseek;
     -    AOL acquiring Netscape;
     - @Home Networks, a provider of high speed internet access serving the cable television infrastructure and the largest shareholder of which is AT&T, acquiring Excite;
     - NBC acquiring an interest in Snap, a subsidiary of CNET, and announcing plans to merge its Internet assets with XOOM.com and Snap to create a new Internet media network;
     - Compaq taking control of AltaVista through its acquisition of Digital Equipment Corporation; and
     -    Microsoft investing $5 billion in AT&T, and AT&T acquiring MediaOne.

     The effect of these completed and pending acquisitions and strategic plans on Yahoo! cannot be predicted with certainty, but all of these competitors are aligned with companies that are significantly larger or more well established than Yahoo!. In particular, many of them are television broadcasters having substantial marketing resources and capabilities to assist our competitors. As a result, each of them will have access to significantly greater financial, marketing and, in certain cases, technical resources than Yahoo!.

RECENT ALLIANCES MAY MAKE IT MORE DIFFICULT TO ACCESS YAHOO!'S PRODUCTS AND MEDIA PROPERTIES.

     The recent acquisitions and alliances discussed above will result in greater competition as more users of the Internet consolidate on fewer services that incorporate search and retrieval features. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, Web browsers offered by Netscape and Microsoft increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services. Netscape has an agreement with Excite under which Excite is the most prominent navigational service within the Netcenter website. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. Another example is the recently announced arrangement that will result in Compaq including prominent links to Alta Vista with many of the computers which it sells. Any of these companies could take actions that would make it more difficult for consumers to find and use Yahoo! services. Microsoft recently announced that it will feature and promote Internet search services provided by Alta Vista and signed a long term partnership with LookSmart to provide directory services in the Microsoft Network and other Microsoft online properties. Such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser, and other software applications, and Microsoft may promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as MSNBC or WebTV Networks. Each of these situations creates a potential competitive advantage over ours because their Internet navigational offerings may be more conveniently accessed by users.

INCREASED COMPETITION MAY EXERT DOWNWARD PRICING PRESSURE ON ADVERTISING CONTRACTS.

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

WE DEPEND ON CONTINUED GROWTH IN THE USE OF WEB ADVERTISING TO SUPPORT OUR REVENUE MODEL.

     Web-based advertising is relatively new, and it is difficult to predict the extent of further growth, if any, in Web advertising expenditures. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including the lack of acceptable security technologies, potentially inadequate development of the necessary infrastructure, or the lack of timely development and commercialization of performance improvements.

THE MARKET FOR OUR PRODUCTS IS NEW, AND THE GROWTH IN MARKET ACCEPTANCE FOR THESE PRODUCTS IS UNCERTAIN.

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

THE INTERNET IS CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGES, AND WE MUST ADAPT QUICKLY TO THESE CHANGES TO COMPETE EFFECTIVELY.

     The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. For example, to the extent that higher bandwidth Internet access becomes more widely available, we may be required to make significant changes to the design and content of our products and media properties. Failure to effectively adapt to these or any other technological developments could adversely affect our business, operating results, and financial condition.

WE MUST DEVELOP AND MAINTAIN A "BRAND IDENTITY" FOR OUR PRODUCTS IN ORDER TO ATTRACT AND EXPAND OUR USER AND ADVERTISER BASE.

     We believe that establishing and maintaining the Yahoo! brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. Promotion and enhancement of the Yahoo! brand will depend largely on our success in providing high-quality products and services. In order to attract and retain Internet users and to promote and maintain the Yahoo! brand, we may find it necessary to increase expenditures devoted to creating and maintaining brand loyalty. In the event of any breach or alleged breach of security or privacy involving our services, or if any third party undertakes illegal or harmful actions utilizing our community, communications or commerce services, we could suffer substantial adverse publicity and impairment of our brand and reputation. If any of these events occur, our business, operating results, and financial condition will be materially and adversely affected.

OUR ABILITY TO UTILIZE THE WEB AS AN ADVERTISING MEDIUM DEPENDS ON EFFECTIVELY REACHING AN AUDIENCE THAT IS ATTRACTIVE TO ADVERTISERS AND CONTINUING TO ENHANCE DELIVERY AND MEASUREMENT SYSTEMS.

     Most of our advertising customers have limited experience with the Web as an advertising medium. Our ability to generate significant advertising revenues will depend upon:

     - the development of a large base of users of our services possessing demographic characteristics attractive to advertisers; and
     - our ability to continue to develop and update effective advertising delivery and measurement systems.

     No standards have yet been widely accepted for the measurement of the effectiveness of Web-based advertising. Advertisers may determine that banner advertising, which comprises the majority of our revenues, is not an effective advertising medium. We may not be able to effectively transition to any other forms of Web-based advertising, should such other forms prove more popular. Certain advertising filter software programs are available that limit or remove banner advertising from Web pages viewed by an Internet user. Such software, if generally adopted by users, may have a materially adverse effect upon the viability of advertising on the Internet. Our advertising customers may not accept the internal and third-party measurements of impressions received by advertisements on Yahoo! online media properties and such measurements may contain errors. We rely primarily on our internal advertising sales force for domestic advertising sales, which involves additional risks and uncertainties, including risks associated with the recruitment, retention, management, training, and motivation of sales personnel. As a result of these factors, we may not be able to sustain or increase current advertising sales levels. Failure to do so will have a material adverse effect on our business, operating results, and financial position.

THE SUCCESSFUL OPERATION OF OUR BUSINESS DEPENDS UPON THE SUPPLY OF CRITICAL ELEMENTS FROM OTHER COMPANIES.

     We will depend substantially upon third parties for several critical elements of our business including technology and infrastructure, content development, and distribution activities.

TECHNOLOGY AND INFRASTRUCTURE. Inktomi provides text-based Web search results to complement our directory and navigational guide. We depend substantially upon ongoing maintenance and technical support from Inktomi to ensure accurate and rapid presentation of such search results to customers. If Inktomi were to prematurely terminate its agreement with us or fail to renew it, we would have to make substantial expenditures to develop or license replacement technology. This also could result in lower levels of use of our navigational services. We rely on a private third-party provider, Frontier GlobalCenter, Inc., for our principal Internet connections. Email and other service Internet connections are provided to us by GTE. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements, including recent interruptions in our stock quote services. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

CONTENT DEVELOPMENT. A key element of our strategy involves the implementation of Yahoo!-branded media properties targeted for interest areas, demographic groups, and geographic areas. In these efforts, we rely on content development and localization efforts of third parties, such as SOFTBANK in Japan and Korea. We cannot guarantee that our current or future third-party affiliates will effectively implement these properties, or that their efforts will result in significant revenue to us. Any failure of these parties to develop and maintain high-quality and successful media properties also could hurt the Yahoo! brand. Certain of these arrangements also require us to integrate third parties' content with our services, which can require significant programming and design efforts. In addition, we have granted exclusivity provisions to certain third parties, and may in the future grant additional exclusivity rights. These exclusive rights may have the effect of preventing us from accepting particular advertising, sponsorship, or content arrangements during the term of exclusivity.

DISTRIBUTION RELATIONSHIPS. In order to create traffic for our online properties and make them more attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers such as Microsoft and Netscape, operators of online networks and leading websites, and computer manufacturers, such as Toshiba, Hewlett-Packard and Gateway. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. In addition, we may be required to establish relationships with providers of broadband services. Even if sufficient distribution opportunities are available to us in the U.S. or abroad, third parties that provide distribution assess fees or otherwise impose additional conditions on the listing of Yahoo! or our other online properties. Any failure to cost-effectively obtain distribution could have a material adverse effect on our business, results of operations, and financial condition.

     We recently announced a co-branding and distribution arrangement with AT&T under which we will provide a Web-based online service in conjunction with dial-up Internet access provided by AT&T WorldNet Service. The acquisition of Excite by @Home Networks, whose largest stockholder is AT&T, could adversely affect our relationship with AT&T.

TO BE SUCCESSFUL IN THE CONTINUALLY EVOLVING MARKET FOR ONLINE SERVICES, WE MUST CONTINUE TO ENHANCE OUR PROPERTIES AND DEVELOP NEW ONES.

     To remain competitive, we must continue to enhance and improve the functionality, features, and content of the Yahoo! main site, as well as our other media properties. We may not be able to successfully maintain competitive user response times or implement new features and functions, which will involve the development of increasingly complex technologies. Personalized information services, such as our Web-based email services, message boards, stock portfolios and Yahoo! Clubs community features, require significantly greater expenses than our general services. We cannot guarantee that these additional expenses will be offset by additional revenues from personalized services.

     Our future success also depends in part upon the timely processing of website listings submitted by users and Web content providers, which have increased substantially in recent periods. We have, from time to time, experienced significant delays in the processing of submissions. Further delays could have a material adverse effect on our goodwill among users and Web content providers, and on our business.

     A key element of our business strategy is the development and introduction of new Yahoo!-branded online properties targeted for specific interest areas, user groups with particular demographic characteristics, and geographic areas. We may not be successful in developing, introducing, and marketing such products or media properties and such properties may not achieve market acceptance, enhance our brand name recognition, or increase user traffic. Furthermore, enhancements of or improvements to Yahoo! or new media properties may contain undetected errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. If we fail to effectively develop and introduce new properties, or those properties fail to achieve market acceptance, our business, results of operations, and financial condition could be adversely affected.

OUR EQUITY INVESTMENTS IN OTHER COMPANIES MAY NOT YIELD ANY RETURNS.

     We have made equity investments in affiliated companies that are involved in the commercialization of Yahoo!-branded online properties, such as Yahoo! Japan and Yahoo! Korea. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. Our investments in such companies may not result in any return. As a result, we have recorded and expect to continue to record a share of the losses in such affiliates attributable to our ownership. We have also made equity investments in non-affiliated companies involved in the development of technologies or services that are complementary or related to our business. We intend to continue to make significant additional investments in the future. Losses resulting from such investments could have a material adverse effect on our operating results.

WE MUST MANAGE OUR RECENT GROWTH AND THE INTEGRATION OF RECENTLY ACQUIRED COMPANIES SUCCESSFULLY IN ORDER TO ACHIEVE DESIRED RESULTS.

     Our recent growth has placed a significant strain on our managerial, operational, and financial resources. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, and manage our employee base. Any inability to manage growth effectively could have a material adverse effect on our business, operating results, and financial condition.

     The process of managing advertising within large, high traffic websites such as ours is an increasingly important and complex task. We rely on both internal and licensed third-party advertising inventory management and analysis systems. To the extent that any extended failure of our advertising management system results in incorrect advertising insertions, we may be exposed to "make good" obligations, which, by displacing advertising inventory, could defer advertising revenues. Failure of our advertising management systems to effectively scale to higher levels of use or to effectively track and provide accurate and timely reports on advertising results also could negatively affect our relationships with advertisers.

     As part of our business strategy, we have completed several acquisitions and expect to enter into additional business combinations and acquisitions including our proposed acquisitions of GeoCities and broadcast.com. Acquisition transactions are accompanied by a number of risks, including:

     - the difficulty of assimilating the operations and personnel of the acquired companies;
     - the potential disruption of our ongoing business and distraction of management;
     - the difficulty of incorporating acquired technology or content and rights into our products and media properties;
     - the negative impact on reported earnings if any of these transactions which are expected to qualify for pooling of interest accounting treatment for financial reporting purposes fail to so qualify;
     - the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;
     - the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;
     -    unanticipated expenses related to technology integration;
     - the maintenance of uniform standards, controls, procedures and policies;
     - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
     -    the potential unknown liabilities associated with acquired businesses.

     We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions. See "Risks Related to the Pending GeoCities and Broadcast.com Mergers."

WE WILL CONTINUE TO EXPAND INTO INTERNATIONAL MARKETS IN WHICH WE HAVE LIMITED EXPERIENCE.

     A key part of our strategy is to develop Yahoo!-branded online properties in international markets. We have developed and operate, through joint ventures with SOFTBANK and related entities, versions of Yahoo! localized for Japan, Germany, France, the United Kingdom, and Korea. We also operate localized or mirror versions of Yahoo! through wholly-owned subsidiaries in Australia, Denmark, Italy, Norway, Sweden, and Singapore and offer Yahoo! guides in Spanish and Mandarin Chinese. We or our partners may not be able to successfully market and operate our products and services in foreign markets.

     To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally. We rely on the efforts and abilities of our foreign business partners in such activities. We also believe that in light of substantial anticipated competition, we will need to move quickly into international markets in order to effectively obtain market share. For example, in a number of international markets, we face substantial competition from ISPs, some of which have a dominant market share in their territories, that offer or may offer their own navigational services. We expect to continue to experience higher costs as a percentage of revenues in connection with international online properties. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets may be slower in adoption of the Internet as an advertising and commerce medium.

     In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including:

     -    unexpected changes in regulatory requirements;
     -    trade barriers;
     - difficulties in staffing and managing foreign operations including, as a result of distance, language and cultural differences;
     -    longer payment cycles;
     -    currency exchange rate fluctuations;
     -    problems in collecting accounts receivable;
     -    political instability;
     -    export restrictions;
     -    seasonal reductions in business activity; and
     -    potentially adverse tax consequences.

One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results, and financial condition.

OUR OPERATIONS COULD BE SIGNIFICANTLY HINDERED BY THE OCCURRENCE OF A NATURAL DISASTER OR OTHER CATASTROPHIC EVENT.

     Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, substantially all of our network infrastructure is located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Such events could have a material adverse effect on our business, operating results, and financial condition.

OUR INTELLECTUAL PROPERTY RIGHTS ARE COSTLY AND DIFFICULT TO PROTECT.

     We regard our copyrights, trademarks, trade dress, trade secrets, and similar intellectual property as critical to our success. We rely upon trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. For example, we have obtained the registration for certain of our trademarks, including "Yahoo!" and "Yahooligans!". Effective trademark, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet, and while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH ARE COSTLY TO DEFEND AND COULD LIMIT OUR ABILITY TO USE CERTAIN TECHNOLOGIES IN THE FUTURE.

     Many parties are actively developing search, indexing, e-commerce and other Web-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future. For example, we are aware that a number of patents have been issued in the areas of:

     -    electronic commerce;
     -    online auctions;
     - Web-based information indexing and retrieval, including patents recently issued to one of our direct competitors;
     -    online direct marketing;
     -    fantasy sports;
     -    common Web graphics formats; and
     -    mapping technologies.

     We anticipate that additional third-party patents will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications.

     In addition to patent claims, third parties may assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. In the event that we determine that licensing patents or other proprietary rights is appropriate, we cannot guarantee that we will be able to license such proprietary rights on reasonable terms or at all. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

     We are aware of lawsuits filed against two of our competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. It is not clear what, if any, impact an adverse ruling in these recently filed lawsuits would have on us. In addition, lawsuits have been filed against broadcast.com, a company we propose to acquire, alleging patent infringement relating to broadcast.com's use of streaming media products.

WE DEPEND ON KEY PERSONNEL WHO MAY NOT CONTINUE TO WORK FOR US.

     We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, our vice presidents in charge of business development, sales and production and our senior engineers. Each of these individuals has acquired specialized knowledge and skills with respect to Yahoo! and its operations. As a result, if any of these individuals were to leave Yahoo!, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We expect that we will need to hire additional personnel in all areas. The competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our corporate headquarters are located. At times, we have experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. We do not maintain key person life insurance for any of our personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

GEOCITIES, A COMPANY WE PROPOSE TO ACQUIRE, HAS AN UNPROVEN BUSINESS MODEL THAT IS HIGHLY DEPENDENT ON THE CONTINUED SUPPORT OF ITS MEMBERS AND ADVERTISERS.

     GeoCities' business model, which will be incorporated into and become a meaningful part of the Yahoo! business model following the consummation of the GeoCities merger (assuming the merger is consummated), depends upon its ability to leverage its community platform and to generate multiple revenue streams.
The potential profitability of this business model is unproven, and, to be successful, we must, among other things, develop and market solutions that achieve broad market acceptance by our members, Internet advertisers, commerce vendors and Internet users. GeoCities is substantially dependent upon its member-generated content, the grass-roots promotional efforts of its members, the acceptance by its members of advertising and other promotional programs of third parties and GeoCities and the voluntary involvement of its community leaders and liaisons to attract Web users to its site and to reduce the demands on company personnel. This model has existed for only a limited period of time, and, as a result, is relatively unproven. There can be no assurance that member-generated content or the promotional efforts of members will continue to attract users to GeoCities' website or that we will attract advertising revenue from third parties in sufficient amounts to make the business commercially viable. There can also be no assurance that GeoCities' community leaders and liaisons will continue to devote their time voluntarily to improving the community. If, following the consummation of the merger, a substantial number of homesteaders become dissatisfied with our services or our focus on the commercialization of those services, our business, results of operations and financial condition would be adversely affected.

     The GeoCities business model relies on volunteers such as its community leaders and liaisons to provide assistance to homesteaders and other users of the GeoCities website. We are aware of a published report that several volunteers at AOL have asked the U.S. Department of Labor to investigate whether AOL's use of voluntary labor violates the Federal Fair Labor Standards Act. The same report states that the Labor Department has not begun an investigation into the matter, but acknowledges that it has received information from several of AOL's volunteers. Although we are not aware of any similar requests by any of GeoCities' volunteers, no assurances can be given that such requests will not be made in the future. We do not believe that any of GeoCities' practices in connection with the use of volunteers in its business is in violation of any labor laws; however, to the extent that the Department of Labor makes an adverse determination in the AOL matter, it could materially and adversely affect our business and financial results following the consummation of the GeoCities merger.

WE ARE SUBJECT TO U.S. AND FOREIGN GOVERNMENT REGULATION OF THE INTERNET, THE IMPACT OF WHICH IS DIFFICULT TO PREDICT.

     There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to Yahoo! relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

     Other nations, including Germany, have taken actions to restrict the free flow of material deemed to be objectionable on the Web. The European Union has recently adopted privacy and copyright directives that may impose additional burdens and costs on our international operations. In addition, several telecommunications carriers, including America's Carriers' Telecommunications Association, are seeking to have telecommunications over the Web regulated by the FCC in the same manner as other telecommunications services. Many areas with high Web use have begun to experience interruptions in phone service, and local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate ISPs and OSPs and to impose access fees. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet.

If any such proposals are adopted, it could substantially impair the growth of the Internet and adversely affect us.

     Several recently passed federal laws could have an impact on our business. The Digital Millenium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. We are currently reviewing this legislation, and cannot currently predict the effect, if any, that it will have on our business. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

     We post policies concerning the use and disclosure of user data. In addition, following the consummation of the GeoCities merger, we will be required to comply, to a certain extent, with a consent order issued by the FTC to GeoCities, which imposes certain obligations and restrictions with respect to information collected from users. Any failure by us to comply with our posted privacy policies or, following the consummation of the GeoCities merger, the consent order could adversely affect our business, results of operations, and financial condition.

     Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws. Such laws may be modified, or new laws enacted, in the future. Any such developments could have a material adverse effect on our business, results of operations, and financial condition.

WE MAY BE SUBJECT TO LEGAL LIABILITY FOR OUR ONLINE SERVICES.

     We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities, including services relating to online auctions and, following the consummation of the GeoCities merger, the homesteading and other services offered by GeoCities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. These types of claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

     We also periodically enter into arrangements to offer third-party products, services, or content under the Yahoo! brand or via distribution on Yahoo! properties, including stock quotes and trading information. Likewise, GeoCities and broadcast.com license third-party content for distribution over the Internet. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourself host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate.

     It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Investigating and defending any of these types of claims is expensive, even to the extent that the claims do not result in liability.

OUR E-COMMERCE ACTIVITIES MAY EXPOSE US TO UNCERTAIN LEGAL RISKS AND POTENTIAL LIABILITIES.

     As part of our business, we enter into agreements with sponsors, content providers, service providers, and merchants under which we are entitled to receive a share of revenue from the purchase of goods and services by users of our online properties. In addition, we provide hosting and other services to online merchants. These types of arrangements may expose us to additional legal risks and uncertainties, including potential liabilities relating to the products and services offered by such third parties.

     We recently began offering a Yahoo!-branded VISA credit card, which includes a "rewards" program entitling card users to receive points that may be redeemed for merchandise, such as books or music. This arrangement exposes us to risks and expenses relating to compliance with consumer protection laws, loss of customer data, disputes over redemption procedures and rules, products liability, sales taxation and liabilities associated with any failure in performance by participating merchants.

     Although we maintain liability insurance, insurance may not cover these claims or may not be adequate. Even to the extent these types of claims do not result in material liability, investigating and defending the claims is expensive.

RISKS RELATED TO THE PENDING GEOCITIES AND BROADCAST.COM MERGERS

EXPECTED BENEFITS OF EITHER MERGER MAY NOT BE REALIZED.

     If we are not able to effectively integrate technology, operations and personnel from the acquired companies in a timely and efficient manner, then the benefits of such mergers will not be realized. In particular, if the integration is not successful:

     -    our operating results may be adversely affected;
     -    we may lose key personnel; and
     - we may not be able to retain the acquired companies' user bases or content providers (including, in the case of the GeoCities merger, GeoCities' community membership base of homesteaders).

     In addition, whether or not such integrations are successful, the attention and effort devoted to the integration of the acquired companies will significantly divert management's attention from other important issues, and could result in the delay of strategic initiatives, the disruption of sales and marketing efforts, and the loss of customers, vendors, and employees, any of which could have a material adverse impact on us.

EITHER MERGER COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     If the benefits of either merger do not exceed the costs associated with such merger, including the dilution to Yahoo! shareholders resulting from the issuance of shares in connection with such merger, our financial results, including earnings per share, could be adversely affected. Specifically, we expect to incur a one-time charge of approximately $66 million related to the GeoCities merger during the second quarter of 1999 and a yet to be determined amount related to the broadcast.com merger during the third quarter of 1999.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF EITHER MERGER.

     The market price of our common stock may decline as a result of the mergers with GeoCities or broadcast.com if:

     -    the integration of Yahoo! with either company is unsuccessful;
     - we do not achieve the perceived benefits of either merger as rapidly or to the extent anticipated by financial analysts; or
     - the effect of either merger on our financial results is not consistent with the expectations of financial analysts.

FAILURE OF EITHER MERGER TO QUALIFY AS A POOLING OF INTERESTS WOULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     The failure of either merger to qualify for pooling of interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect our reported earnings and, likely, the price of our common stock.

     The availability of pooling of interests accounting treatment for each merger depends upon circumstances and events occurring after the effective time of such merger. For example, there must be no significant changes in the business of the combined company, including significant dispositions of assets, for a period of two years following the effective time of each such merger. Further, affiliates of Yahoo! and the acquired company must not sell any shares of either Yahoo! or the acquired company's capital stock until the day that Yahoo! publicly announces financial results covering at least 30 days of combined operations of Yahoo! and the acquired company after each such merger. If affiliates of Yahoo! or the acquired company sell their shares of Yahoo! common stock prior to that time despite a contractual obligation not to do so, such merger may not qualify for accounting as a pooling of interests for financial reporting purposes.

FAILURE TO SUCCESSFULLY COMPLETE THE ACQUISITION OF EITHER GEOCITIES OR BROADCAST.COM COULD ADVERSELY AFFECT OUR STOCK PRICE.

     The consummation of the GeoCities and broadcast.com mergers is subject to a number of conditions including approval by the GeoCities and broadcast.com stockholders, respectively. In addition, the broadcast.com merger is still awaiting regulatory approval. If we are unable to effectively complete either merger for any reason, our business and operations could be seriously harmed. In particular, whether or not the mergers are successful over the long term, the acquisition of GeoCities and broadcast.com may:

     - significantly divert the attention of management from other important issues;
     -    delay strategic initiatives;
     -    cause the loss of customers or key employees; and
     -    disrupt sales and marketing efforts.

     In addition, our stock price may decline if it does not achieve the perceived benefits of either merger in a manner consistent with the expectations of the financial markets.

RISKS RELATED TO BROADCAST.COM'S BUSINESS

     Assuming the proposed broadcast.com merger is consummated, broadcast.com will constitute a meaningful part of Yahoo!'s business and, as a result, we will become subject to the following additional risks with respect to the broadcast.com portion of our business.

BROADCAST.COM IS DEPENDENT ON THIRD-PARTY CONTENT PROVIDERS.

     Broadcast.com's future success depends upon its ability to aggregate compelling content and deliver that content on the Web. Broadcast.com typically does not create content. Rather, it relies on third parties including major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for the compelling and entertaining content available on the broadcast.com site. Broadcast.com's ability to maintain and build relationships with third-party content providers will be critical to the combined company's success and also exposes it to the following risks.

MANY OF BROADCAST.COM'S CONTENT AGREEMENTS EXTEND FOR A PERIOD OF LESS THAN TWO YEARS AND THERE CAN BE NO GUARANTEE THAT THEY WILL BE RENEWED UPON THEIR EXPIRATION ON FAVORABLE TERMS OR AT ALL. Broadcast.com's inability to secure licenses from content providers or performances rights societies or the termination of a significant number of content provider agreements would decrease the availability of content and likely result in decreased traffic on broadcast.com's websites. As a result, broadcast.com would receive decreased advertising revenue, which would adversely affect its business. Also, as competition for compelling content increases, broadcast.com's content providers may increase the prices at which it offers its content to broadcast.com upon the expiration of these contracts. Either of these events would negatively affect broadcast.com's business.

THE ROYALTY RATES FOR CERTAIN MUSIC LICENSES HAVE NOT BEEN SET AND MAY BE SET AT RATES THAT ARE HIGHER THAN ANTICIPATED. In order to have the right to broadcast music on the Web, broadcast.com is currently required to license and pay royalties on the copyright in the musical compositions and also to license and pay royalties on the separate copyright in the actual recordings of the music to be broadcast. Broadcast.com has license agreements in place with ASCAP and BMI, the two largest music societies that license the copyrights to the compositions, to license the musical composition copyrights on reasonable terms.

However, there is currently a large amount of uncertainty related to licensing issues and there can be no assurance that those music societies will renew those contracts on similar terms. The Recording Industry Association of America represents the five major record labels in setting the royalties to be paid by webcasters, like broadcast.com, for the license to most music recordings. The RIAA has not yet determined what the royalty and other terms for the actual sound recordings will be and it is therefore unclear how it will effect broadcast.com's business. If ASCAP, BMI or the RIAA set high royalty rates, offer to renew existing agreements at higher rates or provide other terms which make it difficult to operate broadcast.com's current business model, our overall business could be adversely affected.

CONTENT AGREEMENTS ARE OFTEN NOT EXCLUSIVE AND OTHER COMPANIES ARE OFTEN ABLE TO OFFER SIMILAR CONTENT. In many cases, broadcast.com has not been able to enter into exclusive licenses to the content it licenses from third parties. Accordingly, other Web broadcasters may often be able to offer similar content and in most cases, the content is available for broadcast on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. To the extent other companies are able to broadcast content that is similar to or the same as broadcast.com, the broadcast.com website may not grow at all or at a slower rate than anticipated and therefore broadcast.com will generate less advertising revenue than expected.

BROADCAST.COM'S BUSINESS IS DEPENDENT ON BUSINESS SERVICES REVENUES.

     Broadcast.com expects to derive a substantial amount of its revenues by providing services to businesses to enable them to broadcast streaming content over the Internet and corporate intranets. The demand and market acceptance for these business services solutions is uncertain. Its ability to establish and maintain a leadership position in Internet and intranet broadcasting for businesses and in the distribution of other live and on-demand events will depend on, among other things:

     -  market acceptance of its current and future business service offerings;
     -  the reliability of its networks and services; and
     - the extent to which end users are able to receive broadcasts at adequate bit rates to provide for high quality services, none of which can be assured.

     Broadcast.com operates in a market that is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of competitors. Today, the most significant of these competitors are companies offering teleconferencing or videoconferencing services. Broadcast.com also expects other competitors to become more formidable in the future including software companies, internet service providers or networking companies. Demand and market acceptance for recently introduced services by broadcast.com are subject to a high level of uncertainty and risk. Sales of business services may require an extended sales effort in certain cases. In addition, potential customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. Because the market for business services is new and evolving, it is difficult to predict the size of this market and its growth rate, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. There can be no assurance that the market for broadcast.com's business services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, or if broadcast.com's sites do not achieve or sustain market acceptance, the portion of our business related to such activities could be adversely affected.

BROADCAST.COM IS DEPENDENT ON THE DEVELOPMENT, ACCEPTANCE AND AVAILABILITY OF STREAMING MEDIA TECHNOLOGY.

     Broadcast.com relies on the two leading providers of streaming media products, RealNetworks and Microsoft, to license encoders to it in order to broadcast its content and to distribute player software in order to create a broad base of users. There can be no assurance that these providers will continue to license these products on reasonable terms, or at all, to broadcast.com. In addition, users are currently able to electronically download copies of the RealNetwork's RealPlayer and Microsoft's Windows Media Player software free of charge from a wide variety of sources, including broadcast.com. These providers of streaming media products may begin charging users for copies of their player software or otherwise change their business model in a manner which slows the widespread acceptance of these products. In order for broadcast.com to be successful, there must be a large and growing base of users of these streaming media products. In addition, competitors of RealNetworks and Microsoft may introduce and promote products that obtain a substantial share of the market for streaming media software. In such event, broadcast.com may need to acquire licenses from such companies, as to which there can be no assurance that they may be available on reasonable terms or at all. Broadcast.com has limited or no control over the availability or acceptance of streaming media software, and to the extent that any of these circumstances occur, broadcast.com's business will be materially adversely effected.

     Broadcast.com also depends on the availability of high quality streaming media technology to users. Early streaming media technology suffered from poor audio quality, and video streaming at 28.8 kbps (thousands of bits per second) currently is of lower quality than television or radio broadcasts. In addition, congestion over the Internet and packet loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive streamed media adequately, users generally must have multimedia PCs with certain microprocessor requirements and at least 28.8 kbps Internet access and streaming media software. Users typically electronically download such software and install it on their PCs. Such installation may require technical expertise that some users do not possess. Furthermore, in order for users to receive streaming media over corporate intranets, information systems managers may need to reconfigure such intranets. Because of bandwidth constraints on corporate intranets, some information systems managers may block reception of streamed media. Widespread adoption of streaming media technology depends on overcoming these obstacles, improving audio and video quality and educating customers and users in the use of streaming media technology. If streaming media technology fails to overcome these obstacles, broadcast.com's business could be adversely affected.

BROADCAST.COM MAY NOT BE ABLE TO SUCCESSFULLY SCALE ITS OPERATIONS.

     Broadcast.com's success depends on its ability to attract large numbers of additional users and broadcast audio and video programming to a large number of users simultaneously. In addition, streaming media content requires more bandwidth than most data transmissions. As a result, to the extent that demand for broadcast.com's content increases, there will be a need to expand its infrastructure, including the capacity of its hardware servers and the sophistication of its software. It may also result in the demand by a greater number of users to transition to the use of high bandwidth Internet access devices such as cable modems and xDSL devices. This expansion will be expensive and complex, and require additional technical expertise. If broadcast.com is unable to accommodate this growth, it will be adversely affected.

     From the commencement of operations, broadcast.com has deployed unicasting (one user per company originated stream) technology to broadcast audio and video programming to users over the Internet. Recently, it began to deploy another broadcast technology, multicasting (multiple users per company originated stream). Broadcast.com believes that unicasting will continue to be used to distribute archived and on-demand programming and that multicasting or a similar broadcasting technology will be used for live and other events where a larger audience for the content is expected.

     To increase its unicast capacity, the successful expansion of its network infrastructure through the acquisition and deployment of additional network equipment and bandwidth will be necessary. There can be no assurance that broadcast.com will be successful in such expansion.

     Broadcast.com also must successfully deploy multicasting or a similar broadcasting technology that can deliver streaming media content to many users simultaneously through one-to-many Internet connections. Broadcast.com will be required to test, deploy and successfully scale its multicast network infrastructure to serve mass audiences. There can be no assurance that it will be successful in doing so, that multicasting will be able to support a substantial audience or that an alternative technology will not emerge that offers superior broadcasting technology as compared to multicasting. In the event that multicasting technology is not successfully deployed in a timely manner or such an alternative technology emerges, broadcast.com would likely be required to expend significant resources to deploy a technology other than multicasting, which could adversely affect its results of operations. If it fails to scale its broadcasts to large audiences of simultaneous users, such failure could adversely affect its business.

INVESTMENT RISKS

OUR STOCK PRICE HAS HISTORICALLY BEEN VOLATILE, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 1998 and the first quarter of 1999, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $14.52 to $207.69. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

MANAGEMENT AND ONE LARGE SHAREHOLDER BENEFICIALLY OWN MORE THAN 50% OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS.

     Yahoo!'s directors and executive officers, and SOFTBANK beneficially own more than 50% of our outstanding common stock. As a result of their ownership, our directors and executive officers and SOFTBANK collectively are able to control all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!.

ANTI-TAKEOVER PROVISIONS COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US.

     Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Yahoo! without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of shareholders to take action by written consent and limiting the ability of shareholders to raise matters at a meeting of shareholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Yahoo!, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of the Yahoo! Board of Directors.

PRIVATELY-SOLD SHARES ELIGIBLE FOR PUBLIC RESALE COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

     As of March 31, 1999, we had 202,927,000 shares of common stock outstanding, and there were outstanding options to purchase approximately 50,833,000 shares of our common stock under stock option plans. Of the outstanding shares of common stock, approximately 2,570,000 shares issued by us in connection with acquisitions and investments have been available for resale pursuant to currently effective registration statements previously filed by us with the SEC. Sales of substantial amounts of these shares in the public market or the prospect of these sales could adversely affect the market price of our common stock.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended March 31, 1999 was not material.

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


ITEM 2.   CHANGES IN SECURITIES

     Yahoo! Inc. made the following unregistered sales of the Company's Common Stock in the quarter ended March 31, 1999:


------------------------------------------------------------------------------------------------------------------------------------
TRANSACTION      AMOUNT OF         NAME OF                       CONSIDERATION                 PERSONS OR CLASS         EXEMPTION
DATE             SECURITIES SOLD   UNDERWRITER OR                RECEIVED                      OF PERSONS TO            FROM
                                   PLACEMENT                                                   WHOM THE                 REGISTRATION
                                   AGENT                                                       SECURITIES WERE          CLAIMED
                                                                                               SOLD
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
1/15/99          50,000 Shares (1) None                          (1)                           Members of               Section 4(2)
                                                                                               Log-Me-                  of the
                                                                                               On.Com LLC               Securities
                                                                                                                        Act of 1933,
                                                                                                                        as amended
------------------------------------------------------------------------------------------------------------------------------------


(1) Pursuant to the acquisition of Log-Me-On on January 15, 1999, the Company issued 50,000 shares of Yahoo! Common Stock and paid $1.5 million in cash to the members of Log-Me-On. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 2, 1999 and amended on March 12, 1999 and March 23, 1999.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a. The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

     b.   Reports on Form 8-K:

          1) On January 13, 1999, the Company filed a report on Form 8-K announcing (i) Yahoo!'s financial results for the quarter and year ended December 31, 1998, (ii) a 2-for-1 stock split, and
               (iii) the expansion of executive roles.

          2) On January 21, 1999, the Company filed a report on Form 8-K/A which amends the Form 8-K previously filed on June 12, 1998. The original Form 8-K announced the acquisition of Viaweb and included unaudited pro forma condensed financial statements which were adjusted after discussions with the Staff at the Securities and Exchange Commission regarding the allocation of the Viaweb purchase price.

          3) On January 21, 1999, the Company filed a report on Form 8-K/A which amends the Form 8-K/A previously filed on November 19, 1998. The original Form 8-K/A included supplementary consolidated financial statements of Yahoo!, restated for the acquisition of Yoyodyne, which were adjusted after discussions with the Staff at the Securities and Exchange Commission regarding the allocation of the Viaweb purchase price.

          4) On January 29, 1999, the Company filed a report on Form 8-K announcing that they and GeoCities had entered into an Agreement and Plan of Merger, dated as of January 27, 1999, which sets forth the terms and conditions of the proposed merger of a subsidiary of Yahoo! with and into GeoCities pursuant to which GeoCities will become a wholly-owned subsidiary of Yahoo!.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   YAHOO! INC.



Dated: May 17, 1999                By:  /s/  Gary Valenzuela
                                      ----------------------
                                        Senior Vice President, Finance
                                        and Administration, and Chief
                                        Financial Officer
                                        (Principal Financial Officer)


Dated: May 17, 1999                By:  /s/  James J. Nelson
                                      ----------------------
                                        Vice President, Finance
                                        (Principal Accounting Officer)

                                    YAHOO! INC.

                                 INDEX TO EXHIBITS


                                                                        Exhibit
Title                                                                       No.
-----                                                                       ---
* Termination Agreement between Yahoo! Inc. and Rogers Media Inc.
dated January 6, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . .10.1

Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . . . . . .27
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

* confidential treatment requested