Form 10-Q
period 1999-06-30
YAHOO INC
filed 1999-08-16
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-28018

YAHOO! INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0398689 (I.R.S. Employer Identification No.)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 1999

Common Stock, $0.001 par value	258,994,551

YAHOO! INC.

Table of Contents

PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at June 30, 1999 and December 31, 1998
Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1999 and 1998
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

YAHOO! INC.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 1999	December 31, 1998
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$184,127	$181,133
Short-term investments in marketable securities	366,802	341,822
Accounts receivable, net	34,052	29,642
Prepaid expenses	12,969	10,431

Total current assets	597,950	563,028
Long-term investments in marketable debt securities	86,659	54,021
Long-term investments in marketable equity securities	133,181	18,682
Property and equipment, net	34,230	24,221
Other assets	99,101	75,246

Total assets	$951,121	$735,198

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,252	$8,751
Accrued expenses and other current liabilities	54,914	43,434
Deferred revenue	63,932	38,661
Due to related parties	1,349	961

Total current liabilities	128,447	91,807

Deferred tax liability	4,443	4,443
Other liabilities	1,846	2,327
Minority interests in consolidated subsidiaries	2,412	1,248
Stockholders' equity:
Common Stock	229	222
Additional paid-in capital	790,795	670,374
Accumulated deficit	(55,216)	(45,797)
Accumulated other comprehensive income	78,165	10,574

Total stockholders' equity	813,973	635,373

Total liabilities and stockholders' equity	$951,121	$735,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 1999	June 30, 1998	June 30, 1999	June 30, 1998
Net revenues	$115,239	$44,948	$209,505	$77,811
Cost of revenues	18,474	8,191	33,353	14,081

Gross profit	96,765	36,757	176,152	63,730

Operating expenses:
Sales and marketing	42,655	23,948	80,887	43,023
Product development	12,883	6,437	25,317	12,159
General and administrative	6,892	4,538	13,694	7,989
Amortization of intangibles	3,459	290	6,662	290
Other—nonrecurring costs	56,125	15,000	65,900	15,000

Total operating expenses	122,014	50,213	192,460	78,461

Loss from operations	(25,249)	(13,456)	(16,308)	(14,731)
Investment income, net	8,011	2,156	15,546	3,837
Minority interests in operations of consolidated subsidiaries	(839)	112	(1,164)	355

Loss before income taxes	(18,077)	(11,188)	(1,926)	(10,539)
Provision (benefit) for income taxes	(3,015)	3,060	7,493	4,131

Net loss	(15,062)	(14,248)	(9,419)	(14,670)
Accretion of mandatory redeemable preferred stock	—	599	—	1,197

Net loss applicable to common stockholders	$(15,062)	$(14,847)	$(9,419)	$(15,867)

Net loss per share—basic and diluted	$(0.07)	$(0.08)	$(0.04)	$(0.09)

Shares used in per share calculation—basic and diluted	227,461	181,352	225,753	178,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 1999	June 30, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,419)	$(14,670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,584	3,341
Tax benefits from stock options	7,452	—
Non-cash charges related to stock option grants and warrant issuances	1,495	604
Minority interests in operations of consolidated subsidiaries	1,164	(355)
Purchased in-process research and development	9,775	15,000
Changes in assets and liabilities:
Accounts receivable, net	(4,410)	(7,163)
Prepaid expenses and other assets	(2,870)	1,522
Accounts payable	(2,011)	(891)
Accrued expenses and other current liabilities	11,280	8,614
Deferred revenue	25,271	14,555
Due to related parties	388	105

Net cash provided by operating activities	55,699	20,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(15,885)	(5,931)
Purchases of marketable securities	(386,705)	(79,945)
Proceeds from sales and maturities of marketable securities	327,392	47,242
Other investments	(34,317)	—

Net cash used in investing activities	(109,515)	(38,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, net	57,334	15,113
Proceeds from issuance of Convertible Preferred Stock	—	25,000
Other	(481)	463

Net cash provided by financing activities	56,853	40,576

Effect of exchange rate changes on cash and cash equivalents	(43)	97

Net change in cash and cash equivalents	2,994	22,701
Cash and cash equivalents at beginning of period	181,133	70,757

Cash and cash equivalents at end of period	$184,127	$93,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—The Company and Basis of Presentation

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

    These financial statements should be read in conjunction with the supplementary consolidated financial statements and related notes included in the Company's Current Report on Form 8-K/A, which was filed with the Securities and Exchange Commission ("SEC") on June 8, 1999. The condensed consolidated financial statements have been restated to reflect the October 1998 acquisition of Yoyodyne Entertainment, Inc. ("Yoyodyne") and the May 1999 acquisitions of GeoCities, Encompass, Inc. ("Encompass"), and Online Anywhere, which were accounted for as poolings of interests.

    Components of the consolidated results of operations of Yahoo! and of Yoyodyne, GeoCities, Encompass, and Online Anywhere prior to their acquisitions are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Net revenues
Yahoo!	$108,965	$41,062	$194,588	$71,235
Yoyodyne	—	478	—	868
GeoCities	5,634	3,369	12,984	5,542
Encompass	632	39	1,860	66
Online Anywhere	8	—	73	100

	$115,239	$44,948	$209,505	$77,811

Net income (loss)
Yahoo!	$(7,147)	$(7,481)	$9,288	$(3,196)
Yoyodyne	—	(1,496)	—	(2,511)
GeoCities	(7,224)	(4,355)	(17,249)	(7,253)
Encompass	(63)	(744)	(173)	(1,428)
Online Anywhere	(628)	(172)	(1,285)	(282)

	$(15,062)	$(14,248)	$(9,419)	$(14,670)

    On May 18, 1999, the Company changed its state of incorporation from California to Delaware. The par value of the Company's Common Stock was changed from $0.00017 to $0.001 pursuant to the reincorporation. The condensed consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the reincorporation.

    Certain prior period balances have been reclassified to conform to current period presentation.

Note 2—Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company has not determined the effect, if any, that may result from adoption of this pronouncement.

Note 3—Stock Split

    During January 1999, the Company's Board of Directors approved a two-for-one Common Stock split. Stockholders of record on January 22, 1999 (the record date) received one additional share for every share held on that date. The shares were distributed on February 5, 1999 and the stock split was effective on February 8, 1999. All share numbers in these condensed consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one common stock split.

Note 4—Other Assets (in thousands)

	June 30, 1999	December 31, 1998
Intangible assets	$78,687	$65,213
Investments in privately-held companies	10,250	5,445
Other	10,164	4,588

	$99,101	$75,246

Note 5—Basic and Diluted Net Loss per Share

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period, if dilutive. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and six month periods ended June 30, 1999, common equivalent shares of 36.4 million and 38.6 million, respectively, are not included in the computation because they are antidilutive. For the three and six month periods ended June 30, 1998, common equivalent shares of 28.4 million and 25.6 million, respectively, are not included in the computation because they are antidilutive.

Note 6—Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Net loss	$(15,062)	$(14,248)	$(9,419)	$(14,670)
Unrealized gains on available-for-sale securities	44,141	—	67,634	—
Foreign currency translation gains (losses)	(2)	32	(43)	97

Comprehensive income (loss)	$29,077	$(14,216)	$58,172	$(14,573)

Unrealized gains on available-for-sale securities include net gains of $4.6 million and $28.7 million for the three and six months ended June 30, 1999, respectively, from an investment in broadcast.com common stock. As discussed in Note 9, the Company acquired broadcast.com in July 1999.

    Accumulated other comprehensive income consists of the unrealized gains on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying condensed consolidated balance sheets. At June 30, 1999, the unrealized gain included in accumulated other comprehensive income includes $38.4 million related to the Company's investment in broadcast.com.

Note 7—Acquisitions

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

    In February 1996, the Company and Rogers Media Inc. ("Rogers") signed the Yahoo! Canada Affiliation Agreement whereby Yahoo! licensed certain intellectual property and development rights to Rogers, which Rogers utilized to operate Yahoo! Canada. On March 1, 1999, this agreement was terminated, as were all licenses and other rights and obligations granted under the agreement. As part of this agreement, Yahoo! acquired the Yahoo! Canada business including the URL and existing advertising relationships from Rogers. Total consideration was $9 million in cash and the issuance of a note payable for $9 million that was settled in April 1999. The acquisition was recorded using the purchase method of accounting. The Company recorded an intangible asset of approximately $18 million which is being amortized over 10 years. The results of operations of Yahoo! Canada are included in the statement of operations of Yahoo! beginning March 1, 1999. Results of operations for the six months ended June 30, 1999 and 1998 would not have been materially different had the companies combined at the beginning of the respective periods.

    On May 28, 1999, the Company acquired GeoCities, a publicly traded Internet company that offers a community of personal web sites on the Internet within themed, online neighborhoods. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 21,640,342 shares of Yahoo! Common Stock for all of the GeoCities outstanding common stock not already owned by Yahoo!. Additionally, Yahoo! converted options to purchase approximately 8,432,000 shares of GeoCities common stock into approximately 5,707,000 options to purchase shares of Yahoo! Common Stock. The condensed consolidated financial statements for the three and six month periods ended June 30, 1999 include nonrecurring expenses of $55 million relating to costs incurred with this transaction. The costs include investment banking and financial advisory fees of approximately $39 million and other merger related expenses totaling $16 million consisting of professional services; severance costs which relate to termination of certain employees with redundant job functions in substantially all functional areas; closing costs of certain duplicate and redundant operating and sales facilities which are expected to be closed within 30 to 90 days of consummation of the merger as well as the write-off of certain related fixed assets and leasehold improvements associated with the severance and closure activities; termination fees related to contracts which provide certain services to GeoCities which are redundant to certain pre-existing Yahoo! services; and other merger related expenses.

    On May 26, 1999, the Company acquired Encompass, a developer of consumer Internet access software. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 695,128 shares of Yahoo! Common Stock for all the Encompass outstanding common stock. Additionally, Yahoo! converted all outstanding options to purchase shares of Encompass common stock into approximately 110,000 options to purchase shares of Yahoo! Common Stock.

    On May 28, 1999, the Company acquired Online Anywhere, a provider of Web delivery solutions for non-PC appliances. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 453,185 shares of Yahoo! Common Stock for all the Online Anywhere outstanding common stock. Additionally, Yahoo! converted all outstanding options to purchase shares of Online Anywhere common stock into approximately 87,000 options to purchase shares of Yahoo! Common Stock.

Note 8—Investment in Yahoo! Japan

    During March 1999, Yahoo! Japan Corporation ("Yahoo! Japan") completed a secondary public offering. The Company invested an additional $5.9 million in Yahoo! Japan common stock in order to maintain its 34% ownership. At June 30, 1999, the carrying value of the investment was $9.2 million and is recorded in other assets. The fair value of the Company's investment, based on the quoted trading price, was over $1.7 billion at June 30, 1999.

Note 9—Subsequent Event

    On July 20, 1999, the Company completed its acquisition of broadcast.com inc. ("broadcast.com"), a publicly traded Internet company and a leading aggregator and broadcaster of streaming media programming on the Web. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company exchanged approximately 28,647,000 shares of Yahoo! Common Stock for all of the broadcast.com outstanding common stock not already owned by Yahoo!. Additionally, the Company converted options to purchase approximately 6,778,000 shares of broadcast.com common stock into options to purchase approximately 5,234,000 shares of Yahoo! Common Stock. At June 30, 1999, the fair value of Yahoo!'s investment in broadcast.com was $62.3 million, which is included in the condensed consolidated balance sheet under long-term investments in marketable equity securities.

    Presented below is unaudited selected pro forma financial information, reflecting the combination, for the three and six month periods ended June 30, 1999 and 1998 (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Net revenues	$128,569	$50,520	$232,447	$87,533
Net loss	$(16,996)	$(17,703)	$(15,200)	$(20,763)
Net loss per share—basic and diluted	$(0.07)	$(0.09)	$(0.06)	$(0.10)
Shares used in per share calculation—basic and diluted	255,906	204,754	253,965	201,302

    The unaudited pro forma results for the six months ended June 30, 1999 do not include nonrecurring costs of approximately $22 million arising from the acquisition of broadcast.com which will be expensed in the quarter ending September 30, 1999. The charge includes direct transaction costs including estimated investment banking and financial advisory fees of approximately $14 million and other estimated merger-related expenses totaling $8 million. Other merger-related expenses consist of professional services ($3.2 million); severance costs associated with the termination of certain employees with redundant job functions in certain functional areas ($1.3 million); securities registration fees ($2.5 million); and other merger related expenses ($1.0 million).

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

Overview

    Yahoo! Inc. is a global Internet media company that offers a branded network of comprehensive information, communication, and shopping services to millions of users daily. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is a leading guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. Yahoo! was subsequently reincorporated on May 18, 1999 under the laws of Delaware. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues. In April 1996, the Company completed its initial public offering.

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

    In February 1996, the Company and Rogers signed the Yahoo! Canada Affiliation Agreement whereby Yahoo! licensed certain intellectual property and development rights to Rogers, which Rogers utilized to operate Yahoo! Canada. On March 1, 1999, this agreement was terminated, as were all licenses and other rights and obligations granted under the agreement. As part of this agreement, Yahoo! acquired the Yahoo! Canada business including the URL and existing advertising relationships from Rogers. Total consideration was $9 million in cash and the issuance of a note payable for $9 million that was settled in April 1999. The acquisition was recorded using the purchase method of accounting. The Company recorded an intangible asset of approximately $18 million which is being amortized over 10 years. The results of operations of Yahoo! Canada are included in the statement of operations of Yahoo! beginning March 1, 1999. Results of operations for the six months ended June 30, 1999 and 1998 would not have been materially different had the companies combined at the beginning of the respective periods.

    On May 28, 1999, the Company acquired GeoCities, a publicly traded Internet company that offers a community of personal web sites on the Internet within themed, online neighborhoods. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 21,640,342 shares of Yahoo! Common Stock for all of the GeoCities outstanding common stock not already owned by Yahoo!. Additionally, Yahoo! converted options to purchase approximately 8,432,000 shares of GeoCities common stock into approximately 5,707,000 options to purchase shares of Yahoo! Common Stock. The condensed consolidated financial statements for the three and six month periods ended June 30, 1999 include nonrecurring expenses of $55 million relating to costs incurred with this transaction. The costs include investment banking and financial advisory fees of approximately $39 million and other merger related expenses totaling $16 million consisting of professional services; severance costs which relate to termination of certain employees with redundant job functions in substantially all functional areas; closing costs of certain duplicate and redundant operating and sales facilities which are expected to be closed within 30 to 90 days of consummation of the merger as well as the write-off of certain related fixed assets and leasehold improvements associated with the severance and closure activities; termination fees related to contracts which provide certain services to GeoCities which are redundant to certain pre-existing Yahoo! services; and other merger related expenses.

    On May 26, 1999, the Company acquired Encompass, a developer of consumer Internet access software. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 695,128 shares of Yahoo! Common Stock for all the Encompass outstanding common stock. Additionally, Yahoo! converted all outstanding options to purchase shares of Encompass common stock into approximately 110,000 options to purchase shares of Yahoo! Common Stock.

    On May 28, 1999, the Company acquired Online Anywhere, a provider of Web delivery solutions for non-PC appliances. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 453,185 shares of Yahoo! Common Stock for all the Online Anywhere outstanding common stock. Additionally, Yahoo! converted all outstanding options to purchase shares of Online Anywhere common stock into approximately 87,000 options to purchase shares of Yahoo! Common Stock.

    On July 20, 1999, the Company completed its acquisition of broadcast.com, a publicly traded Internet company and a leading aggregator and broadcaster of streaming media programming on the Web. Under the terms of the acquisition, which will be accounted for as a pooling of interests, the Company exchanged approximately 28,647,000 shares of Yahoo! Common Stock for all of the broadcast.com outstanding common stock not already owned by Yahoo!. Additionally, the Company converted options to purchase approximately 6,778,000 shares of broadcast.com common stock into options to purchase approximately 5,234,000 shares of Yahoo! Common Stock. The Company expects to record a one-time charge in the third quarter of 1999 of approximately $22 million relating to expenses incurred with this transaction. The charge includes direct transaction costs including estimated investment banking and financial advisory fees of approximately $14 million and other estimated merger-related expenses totaling $8 million. Other merger-related expenses consist of professional services ($3.2 million); severance costs associated with the termination of certain employees with redundant job functions in certain functional areas ($1.3 million); securities registration fees ($2.5 million); and other merger related expenses ($1.0 million). At June 30, 1999, the fair value of Yahoo!'s investment in broadcast.com was $62.3 million, which is included in the condensed consolidated balance sheet under long-term investments in marketable equity securities.

    The results of operations for broadcast.com are not included in the Yahoo! results of operations as the acquisition was not consummated prior to June 30, 1999.

Results of Operations

  Net Revenues

    Net revenues were $115.2 million and $209.5 million for the second quarter and first half of 1999, respectively, which represent increases of 156% and 169% when compared with the corresponding periods in 1998. The increases were due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 2,700 customers advertised on the Company's online media properties during the quarter ended June 30, 1999 as compared to approximately 1,900 during the second quarter of 1998. No one customer accounted for 10% or more of net revenues during the three and six month periods ended June 30, 1999 and 1998. Advertising purchases by SOFTBANK and its related companies (such as E*Trade Group, Inc., Kingston Technology Company, and E-Loan, Inc.), a 27% stockholder of the Company at June 30, 1999, accounted for approximately 5% and 6% of net revenues during the second quarter and first half of 1999, respectively, as compared to 1% in each of the corresponding periods in fiscal 1998. Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company. International revenues have accounted for less than 10% of net revenues during the three and six months ended June 30, 1999 and 1998. Barter revenues also represented less than 10% of net revenues during those periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the last three years, management does not believe that this level of revenue growth will be sustained in future periods.

  Cost of Revenues

    Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, amortization of purchased technology, equipment depreciation, and compensation. Cost of revenues were $18.5 million and $33.4 million for the second quarter and first half of 1999, respectively, or 16% of net revenues, as compared to $8.2 million and $14.1 million, or 18% of net revenues, in the corresponding periods in fiscal 1998. The absolute dollar increase in cost of revenues from the year ago periods is primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and the amortization of purchased technology. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 310 million page views per day in June 1999 compared with an average of approximately 115 million page views per day in June 1998 (the June 1998 figure does not include page views from GeoCities). Yahoo! Japan, an unconsolidated joint venture of the Company which began operations in April 1996, is included in these page views figures and accounted for an average of more than 22 million per day in June 1999 and an average of approximately 8 million per day in June 1998. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future.

  Sales and Marketing

    Sales and marketing expenses were $42.7 million for the quarter ended June 30, 1999, or 37% of net revenues as compared to $23.9 million, or 53% of net revenues for the quarter ended June 30, 1998. For the six months ended June 30, 1999, sales and marketing expenses were $80.9 million, or 39% of net revenues as compared to $43.0 million, or 55% of net revenues for the six months ended June 30, 1998. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include distribution costs), compensation and employee-related expenses, sales commissions, and travel costs. The increase in absolute dollars from the year ago periods is primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in the international subsidiaries with the addition of subsidiaries in Brazil, Canada, Hong Kong, Singapore, Spain, and Taiwan subsequent to June 1998, and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization.

  Product Development

    Product development expenses were $12.9 million for the quarter ended June 30, 1999, or 11% of net revenues as compared to $6.4 million, or 14% of net revenues for the quarter ended June 30, 1998. For the six months ended June 30, 1999, product development expenses were $25.3 million, or 12% of net revenues as compared to $12.2 million, or 16% of net revenues for the six months ended June 30, 1998. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! online media properties. The increase in absolute dollars from the year ago periods is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

  General and Administrative

    General and administrative expenses were $6.9 million for the quarter ended June 30, 1999, or 6% of net revenues as compared to $4.5 million, or 10% of net revenues for the quarter ended June 30, 1998. For the six months ended June 30, 1999, general and administrative expenses were $13.7 million, or 7% of net revenues as compared to $8.0 million, or 10% of net revenues for the six months ended June 30, 1998. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services.

  Amortization of Intangibles

    As part of the June 1998 Viaweb Inc. ("Viaweb") acquisition and December 1998 HyperParallel, Inc. ("HyperParallel") acquisition, the Company has recorded intangible assets related to goodwill of $24.3 million and $4.6 million, respectively, which are being amortized over seven years. As part of the December 1998 Starseed, Inc. ("Starseed") acquisition, the Company recorded an intangible asset related to goodwill and other intangible assets in the amount of $24.0 million, which is being amortized over three years. Additionally, as part of the January 1999 Yahoo! Canada acquisition, the Company has recorded $18.2 million in intangible assets, principally related to goodwill, which are being amortized over ten years.

  Other—Nonrecurring Costs

    During May 1999, the Company completed the acquisitions of GeoCities, Encompass, and Online Anywhere through the issuance of Yahoo! Common Stock. During the quarter ended June 30, 1999, the Company recorded nonrecurring charges of $56.1 million relating to costs incurred with these transactions. During January 1999, the Company completed the acquisition of Log-Me-On through the issuance of 50,000 shares of Yahoo! Common Stock and $1.5 million in cash. During the quarter ended March 31, 1999, the Company recorded a nonrecurring charge of $9.8 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

    On June 10, 1998, the Company completed the acquisition of all outstanding shares of Viaweb through the issuance of 1,574,364 shares of Yahoo! Common Stock. All outstanding options to purchase Viaweb common stock were converted into options to purchase 244,504 shares of Yahoo! Common Stock. During the quarter ended June 30, 1998, the Company recorded a nonrecurring charge of $15 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

  Investment Income, Net

    Investment income, net of investment expense, was $8.0 million for the quarter ended June 30, 1999. For the quarter ended June 30, 1998, investment income was $2.2 million. Investment income for the six months ended June 30, 1999 was $15.5 million as compared to $3.8 million for the six months ended June 30, 1998. The increase from the year ago periods is primarily attributable to a higher average investment balance, principally due to proceeds of $250 million received by the Company on July 14, 1998 from a private placement of shares to SOFTBANK, $84.3 million from the August 1998 GeoCities initial public offering, and cash provided by operations. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

  Minority Interests in Operations of Consolidated Subsidiaries

    Minority interests in income from operations of consolidated subsidiaries were $839,000 and $1,164,000 for the three and six month periods ended June 30, 1999 as compared to minority interests in losses from operations of consolidated subsidiaries of $112,000 and $355,000 for the same periods in 1998. The decrease is attributable to the profitable results recorded in the European and Korean joint ventures in the aggregate during the three and six month periods ended June 30, 1999 as compared to losses in the year ago periods. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. If the consolidated subsidiaries remain profitable, the minority interests adjustment on the statement of operations will continue to reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

  Income Taxes

    The Company's effective income tax rate was 17% for the second quarter of 1999 as compared to 25% in the year ago period. The decrease is the net effect of two events in the current quarter. First, a change in income tax regulations resulted in the recognition of certain loss carryforward benefits. Second, certain one-time costs and amortization charges related to the acquisition of GeoCities, Encompass, and Online Anywhere, were non-deductible.

    The projected 1999 effective income tax rate increased to 45% during the current period. The increase is due principally to non-deductible acquisition-related costs and amortization charges incurred and expected for the year. This rate may change during the remainder of 1999 if operating results or acquisition-related costs differ significantly from current projections.

  Net Loss

    The Company recorded a net loss of $15.1 million or $0.07 per share for the quarter ended June 30, 1999. The results for the quarter ended June 30, 1999 include nonrecurring charges of $56.1 million incurred in connection with three May 1999 acquisitions and amortization of $6.2 million from the purchased technology and intangible assets acquired in various purchase transactions. The Company recorded a net loss of $14.8 million or $0.08 per share for the quarter ended June 30, 1998. The results for the quarter ended June 30, 1998 include a nonrecurring charge for in-process research and development of $15.0 million in connection with the acquisition of Viaweb and amortization of $0.7 million from the purchased technology and intangible assets acquired in that transaction.

    The Company recorded a net loss of $9.4 million or $0.04 per share for the six months ended June 30, 1999. The results for the six months ended June 30, 1999 include nonrecurring charges of $56.1 million incurred in connection with three May 1999 acquisitions and in-process research and development of $9.8 million incurred in connection with a January 1999 acquisition, and amortization of $11.3 million from the purchased technology and intangible assets acquired in various purchase transactions. The Company recorded a net loss of $15.9 million or $0.09 per share for the six months ended June 30, 1998. The results for the six months ended June 30, 1998 include a nonrecurring charge for in-process research and development of $15.0 million in connection with the acquisition of Viaweb and amortization of $0.7 million from the purchased technology and intangible assets acquired in that transaction.

Liquidity and Capital Resources

    Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At June 30, 1999, the Company had cash and cash equivalents and investments in marketable debt securities totaling $637.6 million compared to $577.0 million at December 31, 1998.

    For the six months ended June 30, 1999, cash provided by operating activities of $55.7 million was primarily due to net income before non-cash charges related to depreciation and amortization, purchased in-process research and development, and tax benefits from stock option plans, and increases in deferred revenue of $25.3 million and accrued expenses and other current liabilities of $11.3 million. The increase in deferred revenue relates principally to overall significant growth in revenue and increases in advanced payments on several new and relatively longer sponsorship agreements. The increase in accrued expenses and other current liabilities relates principally to charges associated with the GeoCities acquisition which have not yet been paid. For the six months ended June 30, 1998, cash provided by operating activities of $20.7 million was primarily due to increases in deferred revenue and accrued expenses and other current liabilities, and to net income before non-cash charges related to depreciation and amortization and purchased in-process research and development.

    Cash used in investing activities was $109.5 million for the six months ended June 30, 1999. Purchases (net of sales and maturities) of investments in marketable securities and other assets during the period were $75.4 million, cash of $18.2 million was paid to acquire Yahoo! Canada, and capital expenditures totaled $15.9 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used by investing activities was $38.6 million for the six months ended June 30, 1998. Purchases (net of sales and maturities) of investments in marketable securities during the period were $32.7 million and capital expenditures totaled $5.9 million.

    For the six months ended June 30, 1999, cash provided by financing activities from the issuance of Common Stock, primarily due to the exercise of stock options, was $56.8 million. For the six months ended June 30, 1998, cash provided by financing activities of $40.6 million was primarily due to the receipt of $25.0 million in connection with the December 1997 sale of Preferred Stock and $15 million from the issuance of Common Stock pursuant to the exercise of stock options.

    The Company currently has no material commitments other than those under operating lease agreements and fees associated with the acquisition of broadcast.com. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future. Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet the Company's operating requirements for at least the next twelve months; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position. The sale of additional securities could result in additional dilution to the Company's stockholders.

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

    Yahoo! is dependent on the operation of numerous systems that may be adversely affected by the Year 2000 problem, including:

  •
  Yahoo!'s internal systems; and

  •
  equipment, software, and content supplied to Yahoo! by third-party vendors that may not be Year 2000 compliant, including outside providers of Web-hosting services on which Yahoo! is currently dependent.

    In addition, Yahoo!'s future business depends on the successful operation of the Internet following the commencement of the year 2000. If the Internet is inaccessible for an appreciable period of time, or if customers and users are unable to access Yahoo!'s site, Yahoo!'s business and revenues could be materially adversely affected. Yahoo! is also subject to external forces that might generally affect industry and commerce, such as telecommunications, utility or transportation company Year 2000 compliance failures, related service interruptions and the economic impact that such failures have on Yahoo! customers and advertisers.

Year 2000 Compliance Assessment Plans.  Unlike other businesses, Yahoo! does not have an installed base of legacy systems dating back many years. Nonetheless, in order to reduce the risks of the Year 2000 compliance problem, this spring, Yahoo! undertook a formal assessment of the impact of the Year 2000 problem. The formal process involves assessment of the following Yahoo! systems:

  •
  hardware systems, including servers and systems used for date storage;

  •
  software systems, including applications, development tools and proprietary code;

  •
  infrastructure systems, including routers, hubs and networks;

  •
  facility systems, including general building functions, security, HVAC and related operations; and

  •
  the systems of our business partners, including content providers and ISPs.

    Yahoo! is conducting its formal assessment of Year 2000 compliance by gathering information on each aspect of Yahoo!'s systems, reviewing each component or application for date usage, and examining date representations.

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

    Based on this assessment, Yahoo! currently believes that its systems are Year 2000 compliant in all material respects or can readily be brought into compliance with the application of corrective software modifications. In many cases, we expect these modifications to be provided by the vendors of the computer and software products we have installed. Yahoo! also believes that its major vendors have or are now addressing the Year 2000 compliance problem in a responsible manner.

    Yahoo! does not anticipate, however, undertaking a formal assessment of the Year 2000 compliance of the Internet or its underlying telecommunications infrastructure, and will therefore be unable to predict the impact of Year 2000 issues that might affect the broader Internet business community, including Yahoo!.

    Yahoo! has not incurred material costs to date in this formal assessment process, and currently does not believe that the cost of additional actions will have a material effect on its results of operations or financial condition.

Risks Relating to Compliance Efforts.  Based on the completed formal assessment, Yahoo! currently believes that its internal systems are or can readily be made Year 2000 compliant in all material respects. However, it is possible that these current internal systems contain undetected errors or defects with Year 2000 date functions. In addition, although the Company does not anticipate problems, vendor-supplied items and services could contain undetected errors or defects which, if not corrected, could result in serious unanticipated negative consequences, including significant downtime for one or more Yahoo! media properties.

Costs of Year 2000 Compliance Could Be Significant.  Although Yahoo! is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, and although Yahoo! has not incurred material costs to date with respect to the Year 2000 compliance of these internal systems, the occurrence of any of the following events could materially and adversely affect Yahoo!'s business, results of operations and financial condition:

  •
  additional errors and defects are detected after the formal assessment process is complete;

  •
  third-party equipment, software or content fails to operate properly with regard to the Year 2000; or

  •
  Web advertisers expend significant resources to correct their current systems for Year 2000 compliance, resulting in reduced funds available for Web advertising or sponsorship of Web services.

RISK FACTORS

Risks Related to Yahoo!

We have a limited operating history and may not be able to implement our growth strategy.

    Yahoo! was incorporated in March 1995 and did not begin generating advertising revenues until August 1995. Therefore, we have a limited operating history, and our prospects are subject to the risks, expenses and uncertainties frequently encountered by young companies that operate exclusively in the new and rapidly evolving markets for Internet products and services. Successfully achieving our growth plan depends on, among other things, our ability to:

  •
  continue to develop and extend the Yahoo! brand;

  •
  develop new media properties;

  •
  maintain and increase the levels of traffic on Yahoo! properties;

  •
  develop or acquire competitive services or products;

  •
  effectively generate revenues through sponsored services and placements;

  •
  effectively integrate businesses or technologies;

  •
  successfully develop personalized Web-based services, such as e-mail services; and

  •
  continue to identify, attract, retain and motivate qualified personnel.

    Furthermore, Yahoo!'s growth depends on factors outside of our control, including:

  •
  adoption by the market of the Web, and more specifically, Yahoo! as an effective advertising medium; and

  •
  relative price stability for Web-based advertising, despite competition and other factors that could reduce market prices for advertising.

We may not be successful in implementing our growth plan.

We anticipate increased operating expenses and may experience losses.

    Because of our limited operating history and the uncertain nature of the rapidly changing market we serve, the prediction of future results of operations is difficult or impossible. In addition, period-to-period comparisons of operating results are not likely to be meaningful. You should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth during 1998 and the first half of 1999, we do not believe that this level of revenue growth will be sustained in future periods. We currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. As a result, we may experience significant losses on a quarterly and annual basis.

Our quarterly operating results will fluctuate because of a number of factors, including the reliance on short-term advertising contracts.

    Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. These factors include:

  •
  the level of usage of the Internet;

  •
  demand for Internet advertising;

  •
  the addition or loss of advertisers;

  •
  the level of user traffic on Yahoo! online properties;

  •
  the mix of types of advertising we sell (targeted advertising generally has higher rates);

  •
  the amount and timing of capital expenditures and other costs relating to the expansion of our operations;

  •
  the introduction of new products or services by us or our competitors;

  •
  pricing changes for Internet-based advertising;

  •
  the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising and distribution arrangements;

  •
  technical difficulties with respect to the use of Yahoo! online properties;

  •
  costs incurred with respect to acquisitions; and

  •
  negative general economic conditions and their resulting effects on media spending.

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

    A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We typically receive sponsorship fees as well as a portion of transaction revenues received by the sponsor from users originated through the Yahoo! placement in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks, including the following:

  •
  if we fail to deliver required minimum levels of user impressions or "click throughs", our fee may be adjusted downwards;

  •
  the sponsors may not renew the agreements or renew at lower rates; and

  •
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

  •
  vertical markets where competitors may have advantages in expertise, brand recognition, and other factors;

  •
  metasearch services and software applications that allow a user to search the databases of several directories and catalogs simultaneously;

  •
  database vendors that offer information search and retrieval capabilities with their core database products;

  •
  Web-based email and instant messaging services either on a stand alone basis or integrated into other products and media properties;

  •
  online merchant hosting services; and

  •
  online broadcasting of business events following the July 1999 consummation of the broadcast.com merger.

    Companies that offer competitive products or services addressing Web navigation, information and community services include:

  •
  America Online, Inc. (including Netcenter and NetFind);

  •
  CNET, Inc. (Snap.com);

  •
  Compaq/Digital Equipment Corporation (AltaVista);

  •
  Excite@Home (including WebCrawler);

  •
  Infoseek Corporation (including GO Network);

  •
  Inktomi Corporation;

  •
  Lycos, Inc. (including HotBot and Tripod); and

  •
  Microsoft Corporation (msn.com).

    A large number of these websites and online services as well as high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features that may be competitive with the services that Yahoo! offers. In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide such capabilities. Any of these efforts could be dilutive to our stockholders.

Market consolidation is creating more formidable competitors.

    In the recent past, there have been a number of significant acquisitions and strategic plans announced among and between certain of our competitors, including:

  •
  The Walt Disney Company acquiring a significant interest in Infoseek;

  •
  AOL acquiring Netscape;

  •
  @Home Networks, a provider of high speed internet access serving the cable television infrastructure and the largest stockholder of which is AT&T, acquiring Excite;

  •
  NBC announcing that it intends to merge its Internet assets with XOOM.com, Inc. and Snap.com, a subsidiary of CNET; and

  •
  Compaq taking control of AltaVista through its acquisition of Digital Equipment Corporation.

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

    The recent acquisitions and alliances discussed above will result in greater competition as more users of the Internet consolidate on fewer services that incorporate search and retrieval features. In addition, providers of software and other Internet products and services are incorporating search and retrieval features into their offerings. For example, Web browsers offered by America Online (through Netscape) and Microsoft increasingly incorporate prominent search buttons that direct search traffic to competing services. These features could make it more difficult for Internet users to find and use our products and services. In the future, America Online, Microsoft and other browser suppliers may more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home pages. Another example is the recently announced arrangement that will result in Compaq including prominent links to Alta Vista with many of the computers which it sells. Any of these companies could take actions that would make it more difficult for consumers to find and use Yahoo! services. Microsoft recently announced that it will feature and promote Internet search services provided by Alta Vista and signed a long term partnership with LookSmart to provide directory services in the Microsoft Network and other Microsoft online properties. Such search services may be tightly integrated into future versions of the Microsoft operating system, the Internet Explorer browser, and other software applications, and Microsoft may promote such services within the Microsoft Network or through other Microsoft affiliated end-user services such as MSNBC or WebTV Networks. Each of these situations creates a potential competitive advantage over ours because their Internet navigational offerings may be more conveniently accessed by users.

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

  •
  the development of a large base of users of our services possessing demographic characteristics attractive to advertisers; and

  •
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

    Distribution Relationships.  In order to create traffic for our online properties and make them more attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers such as Microsoft and Netscape, operators of online networks and leading websites, software developers and computer manufacturers, such as Toshiba, Hewlett-Packard and Gateway. These distribution arrangements typically are not exclusive, and may be terminated upon little or no notice. In addition, we may be required to establish relationships with providers of broadband services. Even if sufficient distribution opportunities are available to us in the U.S. or abroad, third parties that provide distribution assess fees or otherwise impose additional conditions on the listing of Yahoo! or our other online properties. Any failure to cost-effectively obtain distribution could have a material adverse effect on our business, results of operations, and financial condition.

    We have a co-branding and distribution arrangement with AT&T under which we will provide a Web-based online service in conjunction with dial-up Internet access provided by AT&T WorldNet Service. The acquisition of Excite by @Home Networks, whose largest stockholder is AT&T, could adversely affect our relationship with AT&T.

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

    We have made equity investments in affiliated companies that are involved in the commercialization of Yahoo!-branded online properties, such as Yahoo! Japan and Yahoo! Korea. These affiliated companies typically are in an early stage of development and may be expected to incur substantial losses. Our investments in such companies may not result in any return or may result in losses. We have also made equity investments in non-affiliated companies involved in the development of technologies or services that are complementary or related to our business. We intend to continue to make significant additional investments in the future. Losses resulting from such investments could have a material adverse effect on our operating results.

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

    As part of our business strategy, we have completed several acquisitions and expect to enter into additional business combinations and acquisitions including our recent acquisitions of GeoCities, Encompass, Inc., Online Anywhere and broadcast.com. Yahoo! expects to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

  •
  the difficulty of assimilating the operations and personnel of the acquired companies;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the difficulty of incorporating acquired technology or content and rights into our products and media properties;

  •
  the negative impact on reported earnings if any of these transactions which are expected to qualify for pooling of interest accounting treatment for financial reporting purposes fail to so qualify;

  •
  the correct assessment of the relative percentages of in-process research and development expense which can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

  •
  the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;

  •
  unanticipated expenses related to technology integration;

  •
  the maintenance of uniform standards, controls, procedures and policies;

  •
  the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

  •
  the potential unknown liabilities associated with acquired businesses.

    We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions.

We will continue to expand into international markets in which we have limited experience.

    A key part of our strategy is to develop Yahoo!-branded online properties in international markets. We have developed and operate, through joint ventures with SOFTBANK and related entities, versions of Yahoo! localized for Japan, Germany, France, the United Kingdom, and Korea. We also operate localized or mirror versions of Yahoo! through wholly-owned subsidiaries or branch offices in Australia and New Zealand, Brazil, Canada, Denmark, Hong Kong, Italy, Norway, Spain, Sweden, Singapore and Taiwan and offer Yahoo! guides in Spanish and Mandarin Chinese. We or our partners may not be able to successfully market and operate our products and services in foreign markets.

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

  •
  unexpected changes in regulatory requirements;

  •
  trade barriers;

  •
  difficulties in staffing and managing foreign operations including, as a result of distance, language and cultural differences;

  •
  longer payment cycles;

  •
  currency exchange rate fluctuations;

  •
  problems in collecting accounts receivable;

  •
  political instability;

  •
  export restrictions;

  •
  seasonal reductions in business activity; and

  •
  potentially adverse tax consequences.

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

  •
  electronic commerce;

  •
  online auctions;

  •
  Web-based information indexing and retrieval, including patents recently issued to one of our direct competitors;

  •
  online direct marketing;

  •
  fantasy sports;

  •
  common Web graphics formats; and

  •
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

    We are aware of lawsuits filed against two of our competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. It is not clear what, if any, impact an adverse ruling in these recently filed lawsuits would have on us. In addition, lawsuits have been filed against broadcast.com, a company we acquired in July 1999, alleging patent infringement relating to broadcast.com's use of streaming media products.

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

    We post policies concerning the use and disclosure of user data. In addition, we are required to comply, to a certain extent, with a consent order issued by the FTC to GeoCities, which imposes certain obligations and restrictions with respect to information collected from users. Any failure by us to comply with our posted privacy policies or the consent order could adversely affect our business, results of operations, and financial condition.

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

    We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities, including services relating to online auctions and the homesteading and other services offered by GeoCities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims could be made against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. These types of claims have been brought, and sometimes successfully pressed, against online service providers in the past. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

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

    We offer a Yahoo!-branded VISA credit card, which includes a "rewards" program entitling card users to receive points that may be redeemed for merchandise, such as books or music. This arrangement exposes us to risks and expenses relating to compliance with consumer protection laws, loss of customer data, disputes over redemption procedures and rules, products liability, sales taxation and liabilities associated with any failure in performance by participating merchants.

    Although we maintain liability insurance, insurance may not cover these claims or may not be adequate. Even to the extent these types of claims do not result in material liability, investigating and defending the claims is expensive.

Risks Related to Yahoo! Broadcast Services

    On July 20, 1999, the Company completed its acquisition of broadcast.com, a leading aggregator and broadcaster of streaming media programming on the Web. The company operates the business of broadcast.com as Yahoo! Broadcast Services. Yahoo! Broadcast Services will constitute a meaningful part of Yahoo!'s business and, as a result, we will become subject to the following additional risks with respect to that portion of our business.

Yahoo! Broadcast Services is dependent on third-party content providers.

    The Company's future success depends upon its ability to aggregate compelling content and deliver that content on the Web. Yahoo! Broadcast Services typically does not create content. Rather, it relies on third parties including major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for the compelling and entertaining content available on the broadcast.com site. The Company's ability to maintain and build relationships with third-party content providers will be critical to the company's success and also exposes it to the following risks.

Many of the content agreements related to Yahoo! Broadcast Services extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration on favorable terms or at all.

    The Company's inability to secure licenses from content providers or performances rights societies or the termination of a significant number of content provider agreements would decrease the availability of content and likely result in decreased traffic on the broadcast.com website. As a result, the Company would receive decreased advertising revenue, which would adversely affect its business. Also, as competition for compelling content increases, Yahoo!'s content providers may increase the prices at which they offer their content to Yahoo! upon the expiration of these contracts. Either of these events would negatively affect the Company's business.

The royalty rates for certain music licenses have not been set and may be set at rates that are higher than anticipated.

    In order to have the right to broadcast music on the Web, the Company is currently required to license and pay royalties on the copyright in the musical compositions and also to license and pay royalties on the separate copyright in the actual recordings of the music to be broadcast. Broadcast.com has license agreements in place with ASCAP and BMI, the two largest music societies that license the copyrights to the compositions, to license the musical composition copyrights on reasonable terms. The Recording Industry Association of America is representing the five major record labels in inter-industry negotiations to set the royalties to be paid by Webcasters, like broadcast.com, for the license to most music recordings. If these negotiations are not successful, the rates will be determined through arbitration under the aegis of the Librarian of Congress. The royalty and other terms for the sound recordings performance license has not been determined and it is therefore unclear how it will effect broadcast.com's business. If ASCAP, BMI or the Librarian sets high royalty rates, offers to renew existing agreements only at higher rates, provides other terms which make it difficult to operate broadcast.com's current business model or if broadcast.com is unsuccessful in negotiating licenses with other performance rights societies or licensing agencies, the combined company's overall business could be adversely affected.

Content agreements are often not exclusive and other companies are often able to offer similar content.

    In many cases, the Company has not been able to enter into exclusive licenses to the content it licenses from third parties for distribution on the Internet. Accordingly, other Webcasters may often be able to offer similar content. Likewise, most sports and entertainment content available from Yahoo! Broadcast Services is also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. To the extent other companies are able to broadcast content that is similar to or the same as Yahoo! Broadcast Services, the number of users on the broadcast.com website may not grow at all or at a slower rate than anticipated and therefore Yahoo! Broadcast Services will generate less advertising revenue than expected.

Yahoo! Broadcast Services' business is dependent on business services revenue.

    The Company expects that Yahoo! Broadcast Services will derive a substantial amount of its revenues by providing services to businesses to enable them to broadcast streaming content over the Internet and corporate intranets. The demand and market acceptance for these business services solutions is uncertain. Its ability to establish and maintain a leadership position in Internet and intranet broadcasting for businesses and in the distribution of other live and on-demand events will depend on, among other things:

  •
  market acceptance of its current and future business service offerings;

  •
  the reliability of its networks and services; and

  •
  the extent to which end users are able to receive broadcasts at adequate bit rates to provide for high quality services, none of which can be assured.

    Yahoo! Broadcast Services operates in a market that is at a very early stage of development, is rapidly evolving and is characterized by an increasing number of competitors. Today, the most significant of these competitors are companies offering teleconferencing or videoconferencing services. Broadcast.com also expects other competitors to become more formidable in the future including software companies, Internet service providers or networking companies. Demand and market acceptance for recently introduced services by Yahoo! Broadcast Services are subject to a high level of uncertainty and risk. Sales of business services may require an extended sales effort in certain cases. In addition, potential customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. Because the market for business services is new and evolving, it is difficult to predict the size of this market and its growth rate, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. There can be no assurance that the market for broadcast.com's business services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, or if broadcast.com's sites do not achieve or sustain market acceptance, the portion of our business related to such activities could be adversely affected.

Yahoo! Broadcast Services is dependent on the development, acceptance and availability of streaming media technology.

    Yahoo! Broadcast Services relies on the two leading providers of streaming media products, RealNetworks and Microsoft, to license encoders to it in order to broadcast its content and to distribute player software in order to create a broad base of users. There can be no assurance that these providers will continue to license these products on reasonable terms, or at all, to broadcast.com. In addition, users are currently able to electronically download copies of RealNetworks' RealPlayer and Microsoft's Windows Media Player software free of charge from a wide variety of sources, including broadcast.com. These providers of streaming media products may begin charging users for copies of their player software or otherwise change their business model in a manner which slows the widespread acceptance of these products. In order for broadcast.com to be successful, there must be a large and growing base of users of these streaming media products. In addition, competitors of RealNetworks and Microsoft may introduce and promote products that obtain a substantial share of the market for streaming media software. In such event, broadcast.com may need to acquire licenses from such companies, as to which there can be no assurance that they may be available on reasonable terms or at all. Yahoo! has limited or no control over the availability or acceptance of streaming media software, and to the extent that any of these circumstances occur, the Yahoo! Broadcast Services portion of the Company's business will be materially adversely affected.

    Yahoo! Broadcast Services also depends on the availability of high quality streaming media technology to users. Early streaming media technology suffered from poor audio quality, and video streaming at 56 kbps (thousands of bits per second) currently is of lower quality than television or radio broadcasts. In addition, congestion over the Internet and packet loss may interrupt audio and video streams, resulting in unsatisfying user experiences. In order to receive streamed media adequately, users generally must have multimedia PCs with certain microprocessor requirements and at least 28 kbps Internet access and streaming media software. Users typically electronically download such software and install it on their PCs. Such installation may require technical expertise that some users do not possess. Furthermore, in order for users to receive streaming media over corporate intranets, information systems managers may need to reconfigure such intranets. Because of bandwidth constraints on corporate intranets, some information systems managers may block reception of streamed media. Widespread adoption of streaming media technology depends on overcoming these obstacles, improving audio and video quality and educating customers and users in the use of streaming media technology. If streaming media technology fails to overcome these obstacles, broadcast.com's business could be adversely affected.

Yahoo! may not be able to successfully scale its Yahoo! Broadcast Services operations.

    The success of Yahoo! Broadcast Services depends on the Company's ability to attract large numbers of additional users and broadcast audio and video programming to a large number of users simultaneously. In addition, streaming media content requires more bandwidth than most data transmissions. As a result, to the extent that demand for Yahoo! Broadcast Services content increases, there will be a need to expand the Company's infrastructure, including the capacity of its hardware servers and the sophistication of its software. It may also result in the demand by a greater number of users to transition to the use of high bandwidth Internet access devices such as cable modems and xDSL devices. This expansion will be expensive and complex, and require additional technical expertise. If the Company is unable to accommodate this growth, it will be adversely affected.

    From the commencement of operations, Yahoo! Broadcast Services has deployed unicasting (one user per company originated stream) technology to broadcast audio and video programming to users over the Internet. Recently, it began to deploy another broadcast technology, multicasting (multiple users per company originated stream). The Company believes that unicasting will continue to be used to distribute archived and on-demand programming and that multicasting or a similar broadcasting technology will be used for live and other events where a larger audience for the content is expected.

    To increase its unicast capacity, the successful expansion of its network infrastructure through the acquisition and deployment of additional network equipment and bandwidth will be necessary. There can be no assurance that the Company will be successful in such expansion or that such expansion can be accomplished at prices that support broadcast.com's business model.

    Yahoo! Broadcast Services also must successfully deploy multicasting or a similar broadcasting technology that can deliver streaming media content to many users simultaneously through one-to-many Internet connections. Yahoo! Broadcast Services will be required to test, deploy and successfully scale its multicast network infrastructure to serve mass audiences. There can be no assurance that it will be successful in doing so, that multicasting will be able to support a substantial audience or that an alternative technology will not emerge that offers superior broadcasting technology as compared to multicasting. In the event that multicasting technology is not successfully deployed in a timely manner or such an alternative technology emerges, broadcast.com would likely be required to expend significant resources to deploy a technology other than multicasting, which could adversely affect its results of operations. If Yahoo! Broadcast Services fails to scale its broadcasts to large audiences of simultaneous users, such failure could adversely affect that portion of the Company's business.

GeoCities was recently acquired by Yahoo! and has an unproven business model that is highly dependent on the continued support of its members and advertisers.

    On May 28, 1999, Yahoo! completed its acquisition of GeoCities, one of the world's largest Web-based communities. GeoCities' business model, which is a meaningful part of the combined company's business model, depends upon its ability to leverage its community platform and to generate multiple revenue streams. The potential profitability of this business model is unproven, and, to be successful, we must, among other things, develop and market solutions that achieve broad market acceptance by our members, Internet advertisers, commerce vendors and Internet users. GeoCities is substantially dependent upon its member-generated content, the grass-roots promotional efforts of its members, the acceptance by its members of advertising and other promotional programs of third parties and GeoCities and the voluntary involvement of its community leaders and liaisons to attract Web users to its site and to reduce the demands on company personnel. This model has existed for only a limited period of time, and, as a result, is relatively unproven. There can be no assurance that member-generated content or the promotional efforts of members will continue to attract users to GeoCities' website or that we will attract advertising revenue from third parties in sufficient amounts to make the business commercially viable. There can also be no assurance that GeoCities' community leaders and liaisons will continue to devote their time voluntarily to improving the community. If a substantial number of homesteaders become dissatisfied with our services or our focus on the commercialization of those services, our business, results of operations and financial condition would be adversely affected.

    The GeoCities business model relies on volunteers such as its community leaders and liaisons to provide assistance to homesteaders and other users of the GeoCities website. We are aware of a published report that several volunteers at AOL have asked the U.S. Department of Labor to investigate whether AOL's use of voluntary labor violates the Federal Fair Labor Standards Act. The same report states that the Labor Department has not begun an investigation into the matter, but acknowledges that it has received information from several of AOL's volunteers. We are also aware of a report that two former AOL volunteers have filed a class action lawsuit alleging that AOL violated the Fair Labor Standards Act by not paying its volunteers a minimum wage for work performed by volunteers. Although we are not aware of any similar requests by any of its or GeoCities' volunteers, and although neither Yahoo! nor GeoCities has been named a defendant in any similar class action lawsuit brought on behalf of its community members, no assurances can be given that such requests will not be made in the future. We do not believe that any of its or GeoCities' practices in connection with the use of volunteers in its business is in violation of any labor laws; however, to the extent that the Department of Labor makes an adverse determination in the AOL matter, or to the extent the plaintiffs in the class action lawsuit prevail, it could materially and adversely affect our business and financial results.

Investment Risks

Our stock price has historically been volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 1998 and the first half of 1999, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $14.52 to $219.125. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Management and one large stockholder beneficially own approximately 47% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!'s stock price.

    Yahoo!'s directors and executive officers, and SOFTBANK beneficially own approximately 47% of our outstanding common stock as of June 30, 1999. As a result of their ownership, our directors and executive officers and SOFTBANK collectively are able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! Common Stock.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

    Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Yahoo!, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of the Yahoo! board of directors.

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

    The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the three and six month periods ended June 30, 1999 were not material.

    Investment Risk.  The Company invests in equity instruments of privately-held, information technology companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20%. For these non-quoted investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. During 1999 and 1998, certain of these investments in privately-held companies became marketable equity securities when the investees completed initial public offerings. Such investments, which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

PART II—OTHER INFORMATION

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

Item 2. Changes in Securities

    Yahoo! Inc. made the following unregistered sales of the Company's Common Stock in the quarter ended June 30, 1999:

Transaction Date	Amount of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Persons or Class of Persons to Whom the Securities Were Sold	Exemption from Registration Claimed
5/26/99	695,128 Shares (1)	None	(1)	Stockholders of Encompass, Inc.	Section 4(2) of the Securities Act of 1933, as amended

5/28/99	453,185 Shares (2)	None	(2)	Stockholders of Online Anywhere	Section 4(2) of the Securities Act of 1933, as amended

(1)
Pursuant to the acquisition of Encompass, Inc on May 26, 1999, the Company issued 695,128 shares of Yahoo! Common Stock to the stockholders of Encompass. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 25, 1999.

(2)
Pursuant to the acquisition of Online Anywhere on May 28, 1999, the Company issued 453,185 shares of Yahoo! Common Stock to the stockholders of Online Anywhere. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 25, 1999.

    On May 18, 1999, the Company was reincorporated in the state of Delaware.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    On May 14, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Timothy Koogle (with 184,477,460 affirmative votes and 281,793 votes withheld), Jeff Mallett (with 184,477,539 affirmative votes and 281,714 votes withheld), Jerry Yang (with 184,473,379 affirmative votes and 285,874 votes withheld), Eric Hippeau (with 184,569,522 affirmative votes and 189,731 votes withheld), Arthur H. Kern (with 184,570,619 affirmative votes and 188,634 votes withheld), and Michael Moritz (with 184,570,945 affirmative votes and 188,308 votes withheld).

    The shareholders also approved an amendment to the Company's Articles of Incorporation to delete Article VI which provides for a classified Board of Directors (with 144,716,886 shares voting for, 403,302 against, 222,092 abstaining, and 39,416,973 non-voting).

    The shareholders also approved a change in the state of incorporation of the Company from California to Delaware (with 128,386,925 shares voting for, 18,548,593 against, 211,773 abstaining, and 37,611,962 non-voting).

    The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 1999 (with 184,500,113 shares voting for, 145,429 against, 118,731 abstaining, and 5,020 non-voting).

    The shareholders also approved an amendment to the Company's 1995 Stock Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 40,000,000 shares (with 127,180,723 shares voting for, 18,062,958 against, 223,780 abstaining, and 39,291,792 non-voting).

    The shareholders also approved an amendment to the Company's 1996 Directors' Stock Option Plan revising the four-year vesting schedule with respect to the annual option grants under the plan, commencing with the options granted on the date of the Company's 2000 Annual Meeting of Shareholders, such that 25% of the granted options shall vest on the one-year anniversary of the date of grant, with the remaining options to vest in equal monthly installements over the 36-month period thereafter (with 168,056,282 shares voting for, 14,499,325 against, 403,654 abstaining, and 1,799,992 non-voting).

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  a.
  The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

  b.
  Reports on Form 8-K:

  1)
  On April 5, 1999, the Company filed a report on Form 8-K announcing that it and broadcast.com had entered into an Agreement and Plan of Merger, dated as of March 31, 1999, which sets forth the terms and conditions of the proposed merger of a subsidiary of Yahoo! with and into broadcast.com pursuant to which broadcast.com will become a wholly-owned subsidiary of Yahoo!. On April 19, 1999, the Company amended the Form 8-K by including the broadcast.com supplementary consolidated financial statements as of and for the three years ending December 31, 1998 reflecting the acquisition of Net Roadshow, Inc., on a pooling of interests basis, and the broadcast.com historical consolidated financial statements as of and for the three years ending December 31, 1998.

  2)
  On April 8, 1999, the Company filed a report on Form 8-K announcing Yahoo!'s financial results for the quarter ended March 31, 1999.

  3)
  On June 2, 1999, the Company filed a report on Form 8-K announcing (i) the May 26, 1999 acquisition of Encompass, Inc., (ii) the closing of the GeoCities acquisition on May 28, 1999, and (iii) the May 28, 1999 acquisition of Online Anywhere. On June 8, 1999, the Company amended the Form 8-K by including the Yahoo! Inc. supplementary consolidated financial statements as of and for the three months ending March 31, 1999 and 1998, and the three years ending December 31, 1998 reflecting the acquisitions of Encompass, GeoCities, and Online Anywhere, on a poolings of interests basis.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

Dated: August 16, 1999	By: /s/ Gary Valenzuela Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

Dated: August 16, 1999	By: /s/ James J. Nelson Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Title	Exhibit No.
Financial Data Schedule	27