Form 10-Q
period 1999-09-30
YAHOO INC
filed 1999-11-12
CIK 1011006

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 1999
Common Stock, $0.001 par value	263,240,287

Table of Contents

		page no.
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets at September 30, 1999 and December 31, 1998	3
	Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 6.	Exhibits and Reports on Form 8-K	32
Signatures		33

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

YAHOO! INC.

Condensed Consolidated Balance Sheets

(in thousands)
(unaudited)

	September 30, 1999	December 31, 1998
ASSETS
Current assets:
Cash and cash equivalents	$141,542	$230,961
Short-term investments in marketable securities	534,770	341,822
Accounts receivable, net	43,886	34,089
Prepaid expenses and other current assets	14,036	10,860

Total current assets	734,234	617,732
Long-term investments in marketable debt securities	114,222	54,021
Long-term investments in marketable equity securities	56,004	1,910
Property and equipment, net	44,529	31,007
Other assets	106,107	76,349

Total assets	$1,055,096	$781,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,225	$9,986
Accrued expenses and other current liabilities	74,131	46,147
Deferred revenue	72,365	39,796

Total current liabilities	157,721	95,929
Other liabilities	8,388	6,830
Minority interests in consolidated subsidiaries	2,981	1,248
Stockholders' equity:
Common Stock	261	249
Additional paid-in capital	919,563	747,766
Accumulated deficit	(56,291)	(71,861)
Accumulated other comprehensive income	22,473	858

Total stockholders' equity	886,006	677,012

Total liabilities and stockholders' equity	$1,055,096	$781,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Net revenues	$155,078	$66,290	$387,525	$153,823
Cost of revenues	26,196	14,115	72,304	34,664

Gross profit	128,882	52,175	315,221	119,159

Operating expenses:
Sales and marketing	53,274	32,908	144,247	82,079
Product development	16,224	8,628	44,806	23,090
General and administrative	8,197	6,309	25,173	15,659
Amortization of intangibles	3,477	869	10,139	1,159
Other—nonrecurring costs	22,125	336	88,487	15,336

Total operating expenses	103,297	49,050	312,852	137,323

Income (loss) from operations	25,585	3,125	2,369	(18,164)
Investment income, net	10,018	6,665	26,691	10,967
Minority interests in operations of consolidated subsidiaries	(569)	10	(1,733)	365

Income (loss) before income taxes	35,034	9,800	27,327	(6,832)
Provision for income taxes	20,172	5,551	10,932	9,682

Net income (loss)	$14,862	$4,249	$16,395	$(16,514)

Net income (loss) per share—basic	$0.06	$0.02	$0.06	$(0.08)

Net income (loss) per share—diluted	$0.05	$0.01	$0.06	$(0.08)

Shares used in per share calculation—basic	259,530	232,404	255,820	211,669

Shares used in per share calculation—diluted	296,336	279,842	296,860	211,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,395	$(16,514)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,940	9,838
Tax benefits from stock options	10,493	8,675
Non-cash charges related to stock option grants and warrant issuances	1,868	1,392
Minority interests in operations of consolidated subsidiaries	1,733	(365)
Purchased in-process research and development	9,775	15,000
Changes in assets and liabilities:
Accounts receivable, net	(9,797)	(13,952)
Prepaid expenses and other assets	(3,125)	2,752
Accounts payable	(273)	2,583
Accrued expenses and other current liabilities	31,283	12,331
Deferred revenue	32,569	26,759

Net cash provided by operating activities	122,861	48,499

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(30,617)	(12,448)
Purchases of marketable securities	(731,428)	(340,799)
Proceeds from sales and maturities of marketable securities	470,717	98,478
Acquisition of Yahoo! Canada	(18,200)	—
Other investments	(26,617)	(5,471)

Net cash used in investing activities	(336,145)	(260,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock and Convertible Preferred Stock, net	125,382	428,911
Other	(1,249)	(479)

Net cash provided by financing activities	124,133	428,432

Effect of exchange rate changes on cash and cash equivalents	(268)	113

Net change in cash and cash equivalents	(89,419)	216,804
Cash and cash equivalents at beginning of period	230,961	92,107

Cash and cash equivalents at end of period	$141,542	$308,911

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

    These financial statements should be read in conjunction with the supplementary consolidated financial statements and related notes included in the Company's Current Report on Form 8-K/A, which was filed with the Securities and Exchange Commission ("SEC") on November 12, 1999. The Company consummated acquisitions of the following companies, as of the dates indicated, in business combinations that were accounted for as poolings of interests: broadcast.com inc. ("broadcast.com"), July 1999; GeoCities, May 1999; Encompass, Inc. ("Encompass"), May 1999; Online Anywhere, May 1999; Net Roadshow, Inc. ("Net Roadshow"), March 1999; SimpleNet, November 1998; Yoyodyne Entertainment, Inc. ("Yoyodyne"), October 1998. The condensed consolidated financial statements and the accompanying notes reflect the Company's financial position and the results of operations as if the acquired entities were wholly-owned subsidiaries of the Company since inception.

    Components of the consolidated results of operations of Yahoo! and the acquired companies, prior to their acquisitions by Yahoo!, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Net revenues
Yahoo!	$148,720	$53,357	$342,649	$124,010
broadcast.com	6,358	4,372	28,748	11,211
GeoCities	—	5,135	12,984	10,677
Others	—	3,426	3,144	7,925

	$155,078	$66,290	$387,525	$153,823

Net income (loss)
Yahoo!	$16,007	$14,888	$42,028	$11,692
broadcast.com	(1,145)	(3,889)	(7,617)	(10,474)
GeoCities	—	(4,089)	(17,249)	(11,342)
Others	—	(2,661)	(767)	(6,390)

	$14,862	$4,249	$16,395	$(16,514)

    On May 18, 1999, the Company reincorporated in Delaware and changed the par value of its Common Stock to $0.001. The condensed consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the reincorporation.

    During January 1999, the Company's Board of Directors approved a two-for-one Common Stock split which was effective on February 8, 1999. All share numbers in these condensed consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one common stock split.

    Certain prior period balances have been reclassified to conform to current period presentation.

Note 2—Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company has not determined the effect, if any, that may result from adoption of this pronouncement.

Note 3—Other Assets (in thousands)

	September 30, 1999	December 31, 1998
Intangible assets	$71,964	$66,063
Investments in privately-held companies	20,750	5,445
Other	13,393	4,841

	$106,107	$76,349

Note 4—Basic and Diluted Net Income (Loss) per Share

    Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, common equivalent shares, outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and nine month periods ended September 30, 1999 and the three month period ended September 30, 1998, common equivalent shares were approximately 36.8 million, 41.0 million and 47.4 million shares, respectively, representing shares issuable upon the exercise of stock options. For the nine months ended September 30, 1998, options to purchase approximately 57.6 million shares were outstanding but were not included in the computation because they were antidilutive. Net income (loss) was adjusted for the three and nine month periods ended September 30, 1998 to reflect accretion related to the Mandatory Redeemable Convertible Preferred Stock in the amount of $199,000 and $1.4 million, respectively, in computing basic and diluted net income (loss) per share.

Note 5—Comprehensive Income (Loss)

    The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Net income (loss)	$14,862	$4,249	$16,395	$(16,514)
Unrealized gains (losses) on available-for-sale securities	(16,053)	971	21,883	971
Foreign currency translation gains (losses)	(212)	16	(268)	113

Comprehensive income (loss)	$(1,403)	$5,236	$38,010	$(15,430)

    Accumulated other comprehensive income consists of the unrealized gains on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying condensed consolidated balance sheets.

Note 6—Acquisitions

    On January 15, 1999, the Company completed the acquisition of Log-Me-On.Com LLC ("Log-Me-On"), a development stage entity, through the issuance of 50,000 shares of Yahoo! Common Stock and $1.5 million in cash for a total purchase price of approximately $9.9 million, including acquisition costs. Additional consideration of $1.0 million is payable contingent on the continued employment of certain employees for one year from the acquisition date. Such amount is being amortized as compensation expense over the one-year period. The acquisition was accounted for as a purchase in accordance with the provisions of APB 16, "Business Combinations". Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for Log-Me-On for periods prior to the acquisition were not material to the Company. Results of operations for Log-Me-On have been included with those of the company for periods subsequent to the acquisition date.

    Log-Me-On, founded in 1998, was a development stage entity with limited operations, no revenues, and employed four developers. As of the acquisition date, the Company's efforts were focused solely on developing a browser technology that was approximately 30% complete and there was no other technology developed or in process at such date. Approximately $9.8 million was allocated to in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use. Additional development subsequent to the acquisition date principally relates to development of browser and toolbar technology that would allow users into Yahoo! sites without typing URLs or retrieving bookmarks, creation of the user interface, development of customization screens and procedures, and establishment of data links. The Company expects the development of this technology to be completed in the third quarter of 2000. Future research and development costs are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if this technology is not successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected. The remaining purchase price of approximately $100,000 was allocated to the work force in place and is being amortized over the employment contract period. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

    In February 1996, the Company and Rogers Media Inc. ("Rogers") signed the Yahoo! Canada Affiliation Agreement whereby Yahoo! licensed certain intellectual property and development rights to Rogers, which Rogers utilized to operate Yahoo! Canada. On March 1, 1999, this agreement was terminated, as were all licenses and other rights and obligations granted under the agreement. As part of this agreement, Yahoo! acquired the Yahoo! Canada business including the URL, www.yahoo.ca.com, and existing advertising relationships from Rogers. Total consideration was $9 million in cash and the issuance of a note payable for $9 million that was settled in April 1999. The acquisition was accounted for using the purchase method of accounting. The Company recorded an intangible asset of approximately $18 million which is being amortized over 10 years. The results of operations of Yahoo! Canada are included with those of Yahoo! beginning March 1, 1999. Results of operations for the current period and the year ago period would not have been materially different had the companies combined at the beginning of the respective periods.

    In March 1999, the Company completed the acquisition of Net Roadshow, Inc., a provider of Internet initial public offerings and other financial roadshow services. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 717,446 shares of Yahoo! Common Stock for all of Net Roadshow's outstanding shares.

    On May 26, 1999, the Company acquired Encompass, a developer of consumer Internet access software. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 695,128 shares of Yahoo! Common Stock for all the Encompass outstanding common stock. Additionally, Yahoo! converted all outstanding Encompass stock options into approximately 110,000 Yahoo! stock options.

    On May 28, 1999, the Company completed its acquisition of GeoCities, a publicly traded Internet company that offers a community of personal Web sites on the Internet within themed, online neighborhoods. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 21,640,342 shares of Yahoo! Common Stock for all the outstanding GeoCities common stock. Additionally, Yahoo! converted approximately 8,432,000 GeoCities stock options into approximately 5,707,000 Yahoo! stock options. In the second quarter of 1999, the Company recorded nonrecurring expenses of $55 million relating to costs incurred with this transaction. The costs include investment banking and financial advisory fees of approximately $39 million and other merger related expenses totaling $16 million consisting of professional services; severance costs which relate to termination of certain employees with redundant job functions in substantially all functional areas; closing costs of certain duplicate and redundant operating and sales facilities as well as the write-off of certain related fixed assets and leasehold improvements associated with the severance and closure activities; termination fees related to contracts which provide certain services to GeoCities which are redundant to certain pre-existing Yahoo! services; and other merger related expenses.

    On May 28, 1999, the Company acquired Online Anywhere, a provider of Web delivery solutions for non-PC appliances. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 453,185 shares of Yahoo! Common Stock for all the Online Anywhere outstanding common stock. Additionally, Yahoo! converted all outstanding Online Anywhere stock options into approximately 87,000 Yahoo! stock options.

    On July 20, 1999, the Company completed its acquisition of broadcast.com, a publicly traded Internet company and leading aggregator and broadcaster of streaming audio and video programming on the Web. Under the terms of the acquisition, which was accounted for as a pooling of interests, the company exchanged approximately 28,647,000 shares of Yahoo! Common Stock for all of the broadcast.com outstanding common stock. Additionally, the Company converted options to purchase approximately 6,778,000 shares of broadcast.com common stock into options to purchase approximately 5,234,000 shares of Yahoo! Common Stock. In the third quarter of 1999, the Company recorded nonrecurring expenses of $22.1 million relating to costs incurred with this transaction. The costs include investment banking and financial advisory fees of approximately $14 million and other merger related expenses totaling $8.1 million consisting of professional services; severance costs related to termination of certain employees with redundant job functions in certain functional areas; securities registration fees; and other merger related expenses.

Note 7—Investment in Yahoo! Japan

    During March 1999, Yahoo! Japan Corporation ("Yahoo! Japan") completed a secondary public offering and the Company invested an additional $5.9 million in Yahoo! Japan common stock in order to maintain its 34% ownership. At September 30, 1999, the carrying value of the Yahoo! Japan investment was $9.6 million and is recorded in other assets. The fair value of the Company's investment, based on the quoted trading price, was approximately $3.4 billion at September 30, 1999.

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

    On January 15, 1999, the Company completed the acquisition of Log-Me-On, a development stage entity, through the issuance of 50,000 shares of Yahoo! Common Stock and $1.5 million in cash for a total purchase price of approximately $9.9 million, including acquisition costs. Additional consideration of $1.0 million is payable contingent on the continued employment of certain employees for one year from the acquisition date. Such amount is being amortized as compensation expense over the one-year period. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. Results of operations for Log-Me-On have been included with those of the Company for periods subsequent to the acquisition date.

    Log-Me-On, founded in 1998, was a development stage entity with limited operations, no revenues, and employed four developers. As of the acquisition date, the Company's efforts were focused solely on developing a browser technology that was approximately 30% complete and there was no other technology developed or in process at such date. Approximately $9.8 million was allocated to in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use. Additional development subsequent to the acquisition date principally relates to development of browser and toolbar technology that would allow users into Yahoo! sites without typing URLs or retrieving bookmarks, creation of the user interface, development of customization screens and procedures, and establishment of data links. The Company expects the development of this technology to be completed in the third quarter of 2000. Future research and development costs are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if this technology is not successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected. The remaining purchase price of approximately $100,000 was allocated to the work force in place and is being amortized over the employment contract period. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

    In February 1996, the Company and Rogers signed the Yahoo! Canada Affiliation Agreement whereby Yahoo! licensed certain intellectual property and development rights to Rogers, which Rogers utilized to operate Yahoo! Canada. On March 1, 1999, this agreement was terminated, as were all licenses and other rights and obligations granted under the agreement. As part of this agreement, Yahoo! acquired the Yahoo! Canada business including the URL, www.yahoo.ca.com, and existing advertising relationships from Rogers. Total consideration was $9 million in cash and the issuance of a note payable for $9 million that was settled in April 1999. The acquisition was accounted for using the purchase method of accounting. The Company recorded an intangible asset of approximately $18 million which is being amortized over 10 years. The results of operations of Yahoo! Canada are included in the statement of operations of Yahoo! beginning March 1, 1999.

    In March 1999, the Company completed the acquisition of Net Roadshow, a provider of Internet initial public offerings and other financial roadshow services. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 717,446 shares of Yahoo! Common Stock for all of Net Roadshow's outstanding shares.

    On May 26, 1999, the Company acquired Encompass, a developer of consumer Internet access software. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 695,128 shares of Yahoo! Common Stock for all the Encompass outstanding common stock. Additionally, Yahoo! converted all outstanding Encompass stock options into approximately 110,000 Yahoo! stock options.

    On May 28, 1999, the Company completed its acquisition of GeoCities, a publicly traded Internet company that offers a community of personal Web sites on the Internet within themed, online neighborhoods. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 21,640,342 shares of Yahoo! Common Stock for all the outstanding GeoCities common stock. Additionally, Yahoo! converted approximately 8,432,000 GeoCities stock options into approximately 5,707,000 Yahoo! stock options. In the second quarter of 1999, the Company recorded nonrecurring expenses of $55 million relating to costs incurred with this transaction. The costs include investment banking and financial advisory fees of approximately $39 million and other merger related expenses totaling $16 million consisting of professional services; severance costs which relate to termination of certain employees with redundant job functions in substantially all functional areas; closing costs of certain duplicate and redundant operating and sales facilities as well as the write-off of certain related fixed assets and leasehold improvements associated with the severance and closure activities; termination fees related to contracts which provide certain services to GeoCities which are redundant to certain pre-existing Yahoo! services; and other merger related expenses.

    On May 28, 1999, the Company acquired Online Anywhere, a provider of Web delivery solutions for non-PC appliances. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 453,185 shares of Yahoo! Common Stock for all the Online Anywhere outstanding common stock. Additionally, Yahoo! converted all outstanding Online Anywhere stock options into approximately 87,000 stock options.

    On July 20, 1999, the Company completed its acquisition of broadcast.com, a publicly traded Internet company and a leading aggregator and broadcaster of streaming audio and video programming on the Web. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged approximately 28,647,000 shares of Yahoo! Common Stock for all of the broadcast.com outstanding common stock. Additionally, the Company converted options to purchase approximately 6,778,000 shares of broadcast.com common stock into options to purchase approximately 5,234,000 shares of Yahoo! Common Stock. The Company recorded a nonrecurring charge in the third quarter of 1999 of approximately $22.1 million relating to expenses incurred with this transaction. The charge includes direct transaction costs including investment banking and financial advisory fees of approximately $14 million and other merger-related expenses totaling $8.1 million. Other merger-related expenses consist of professional services; severance costs associated with the termination of certain employees with redundant job functions in certain functional areas; securities registration fees; and other merger related expenses.

Results of Operations

  Net Revenues

    Net revenues were $155.1 million and $387.5 million for the three and nine months ended September 30, 1999, respectively, which represent increases of 134% and 152% when compared with the corresponding periods in 1998. The increases were due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 3,200 customers advertised on the Company's online media properties during the quarter ended September 30, 1999 as compared to approximately 2,100 during the third quarter of 1998. No one customer accounted for 10% or more of net revenues during the three and nine months ended September 30, 1999 and 1998. Advertising purchases by SOFTBANK and its related companies (such as E*Trade Group, Inc. and E-Loan, Inc.), a 24% stockholder of the Company at September 30, 1999, accounted for approximately 3% and 5% of net revenues during the three and nine months ended September 30, 1999, respectively, as compared to 7% and 3% in the corresponding periods in fiscal 1998. Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company. International revenues have accounted for less than 10% of net revenues during the three and nine months ended September 30, 1999 and 1998. Barter revenues also represented less than 10% of net revenues during those periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth since its inception, management does not believe that this level of revenue growth will be sustained in future periods.

  Cost of Revenues

    Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, amortization of purchased technology, equipment depreciation, and compensation. Cost of revenues were $26.2 million, or 17% of net revenues for the three months ended September 30, 1999 compared to $14.1 million, or 21% of net revenues for the three months ended September 30, 1998. For the nine months ended September 30, 1999, cost of revenues were $72.3 million, or 19% of net revenues compared to $34.7 million, or 23% of net revenues for the corresponding period in fiscal 1998. The absolute dollar increase in cost of revenues from the year ago periods is primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and the amortization of purchased technology. The Company anticipates that its content and Internet connection expenses will continue to increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 385 million page views per day in September 1999 compared with an average of approximately 191 million page views per day in September 1998. Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page views figures and accounted for an average of more than 33 million per day in September 1999 and an average of approximately 11 million per day in September 1998. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future.

  Sales and Marketing

    Sales and marketing expenses were $53.3 million for the quarter ended September 30, 1999, or 34% of net revenues as compared to $32.9 million, or 50% of net revenues for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, sales and marketing expenses were $144.2 million, or 37% of net revenues as compared to $82.1 million, or 53% of net revenues for the nine months ended September 30, 1998. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include distribution costs), compensation and employee-related expenses, sales commissions, and travel costs. The increase in absolute dollars from the year ago periods is primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in the international subsidiaries with the addition of subsidiaries in Brazil, Canada, Hong Kong, Singapore, Spain, and Taiwan subsequent to September 1998, and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization.

  Product Development

    Product development expenses were $16.2 million for the quarter ended September 30, 1999, or 10% of net revenues as compared to $8.6 million, or 13% of net revenues for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, product development expenses were $44.8 million, or 12% of net revenues as compared to $23.1 million, or 15% of net revenues for the nine months ended September 30, 1998. Product development expenses consist primarily of employee compensation relating to developing and enhancing the features and functionality of Yahoo! online media properties. The increase in absolute dollars from the year ago periods is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

  General and Administrative

    General and administrative expenses were $8.2 million for the quarter ended September 30, 1999, or 5% of net revenues as compared to $6.3 million, or 10% of net revenues for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expenses were $25.2 million, or 6% of net revenues as compared to $15.7 million, or 10% of net revenues for the nine months ended September 30, 1998. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services.

  Amortization of Intangibles

    Amortization expense was $3.5 million for the quarter ended September 30, 1999 and $0.9 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999 amortization expense was $10.1 million as compared to $1.2 million for the same period ended September 30, 1998. The increase is principally attributable to goodwill amortization from the June 1998 Viaweb acquisition, the December 1998 HyperParallel acquisition, the December 1998 Starseed acquisition, and the January 1999 Yahoo! Canada acquisition. These acquisitions resulted in $71.1 million in additional goodwill and other intangible assets.

  Other—Nonrecurring Costs

    For the three months ended September 30, 1999, the Company recorded a nonrecurring cost of $22.1 million which was attributable to the acquisition related costs from the broadcast.com acquisition. For the nine months ended September 30, 1999, the Company recorded nonrecurring costs of $88.5 million. These costs were primarily attributable to acquisition related costs resulting from the acquisitions of GeoCities, broadcast.com, Encompass, Online Anywhere, and Net Roadshow and totaled $78.7 million for the nine months ended September 30, 1999. The Company also recorded a nonrecurring charge of $9.8 million in connection with the Log-Me-On acquisition for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

    For the nine months ended September 30, 1998, the Company recorded nonrecurring costs of $15.3 million. These costs were due primarily to in-process research and development that had not yet reached technological feasibility and had no alternative future use.

  Investment Income, Net

    Investment income, net of expense, was $10.0 million for the quarter ended September 30, 1999 compared to $6.7 million for the quarter ended September 30, 1998. Investment income for the nine months ended September 30, 1999 was $26.7 million compared to $11.0 million for the nine months ended September 30, 1998. The increase from the year ago periods is primarily attributable to a higher average investment balance, principally due to proceeds of $250 million received by the Company on July 14, 1998 from a private placement of shares to SOFTBANK, $43.2 million from the July 1998 broadcast.com initial public offering, $84.3 million from the August 1998 GeoCities initial public offering, and cash provided by operations. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

  Minority Interests in Operations of Consolidated Subsidiaries

    Minority interests in income from operations of consolidated subsidiaries were $569,000 and $1,733,000 for the three and nine months ended September 30, 1999 as compared to minority interests in losses from operations of consolidated subsidiaries of $10,000 and $365,000 for the same periods in fiscal 1998. The decrease is attributable to the profitable results recorded in the European and Korean joint ventures in the aggregate during the three and nine months ended September 30, 1999 as compared to losses in the year ago periods. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. If the consolidated subsidiaries remain profitable, the minority interests adjustment on the statement of operations will continue to reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

  Income Taxes

    The Company's effective income tax rate was 58% for the third quarter of 1999 as compared to 57% in the year ago period. The tax rates in both periods exceed the U.S. statutory tax rate principally due to nondeductible acquisition related costs in 1999 and, in 1998, due to limitations on the utilization of losses of certain acquired subsidiaries.

    The projected 1999 effective income tax rate is 40%. The tax effect of certain nondeductible one-time costs related to the acquisition of broadcast.com, Net Roadshow, GeoCities, Encompass, and Online Anywhere were offset by the recognition of certain acquired loss carryforward benefits resulting from a change in income tax regulations in the second quarter of 1999. This rate may change during the remainder of 1999 if operating results differ significantly from current projections.

  Net Income (Loss)

    The Company recorded net income of $14.9 million or $0.05 per share for the quarter ended September 30, 1999 compared to $4.2 million or $0.01 per share for the quarter ended September 30, 1998. The results for the quarter ended September 30, 1999 include a nonrecurring charge of $22.1 million incurred in connection with a July 1999 acquisition and amortization of $6.0 million from the purchased technology and intangible assets acquired in various purchase transactions. The results for the quarter ended September 30, 1998 include amortization of $2.3 million from the purchased technology and intangible assets acquired in various transactions.

    The Company recorded net income of $16.4 million or $0.06 per share for the nine months ended September 30, 1999 compared to a net loss of $16.5 million or $0.08 per share for the nine months ended September 30, 1998. The results for the nine months ended September 30, 1999 include: nonrecurring charges of $78.7 million incurred in connection with various 1999 acquisitions; in-process research and development of $9.8 million incurred in connection with a January 1999 acquisition; and amortization of $17.3 million from the purchased technology and intangible assets acquired in various purchase transactions. The results for the nine months ended September 30, 1998 include a nonrecurring charge for in-process research and development of $15.0 million in connection with the acquisition of Viaweb and amortization of $3.0 million from the purchased technology and intangible assets acquired in various transactions.

Liquidity and Capital Resources

    Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At September 30, 1999, the Company had cash and cash equivalents and investments in marketable debt securities totaling $790.5 million compared to $626.8 million at December 31, 1998.

    For the nine months ended September 30, 1999, cash provided by operating activities of $122.9 million was primarily due to net income before non-cash charges related to depreciation and amortization, purchased in-process research and development, and tax benefits from stock option plans, and increases in deferred revenue of $32.6 million and accrued expenses and other current liabilities of $31.3 million, partially offset by an increase in accounts receivable of $9.8 million. The increase in deferred revenue relates principally to overall significant growth in revenue and increases in advanced payments on several new and relatively longer sponsorship agreements. For the nine months ended September 30, 1998, cash provided by operating activities of $48.5 million was primarily due to net income before non-cash charges related to depreciation and amortization, purchased in-process research and development, and tax benefits from stock options, and to increases in deferred revenue and accrued expenses and other current liabilities, partially offset by an increase in accounts receivable.

    Cash used in investing activities was $336.1 million for the nine months ended September 30, 1999. Purchases (net of sales and maturities) of investments in marketable securities and other assets during the period were $287.3 million, $18.2 million was paid to acquire Yahoo! Canada, and capital expenditures totaled $30.6 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used by investing activities was $260.2 million for the nine months ended September 30, 1998. Purchases (net of sales and maturities) of investments in marketable securities and other assets during the period were $247.8 million and capital expenditures totaled $12.4 million.

    For the nine months ended September 30, 1999, cash provided by financing activities of $124.1 million was primarily due to the issuance of Common Stock pursuant to the exercise of stock options. For the nine months ended September 30, 1998, cash provided by financing activities of $428.4 million was primarily due to the receipt of $25.0 million in connection with the sale of Mandatory Redeemable Convertible Preferred Stock, $250 million from the issuance of Common Stock to SOFTBANK, $43.2 million from the July 1998 broadcast.com initial public offering, $84.3 million from the August 1998 GeoCities initial public offering, and the issuance of Common Stock pursuant to the exercise of stock options.

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

    Yahoo! is dependent on the operation of numerous systems that may be adversely affected by the Year 2000 problem, including:

  •
  Yahoo!'s internal systems; and

  •
  equipment, software, and content supplied to Yahoo! by third-party vendors that may not be Year 2000 compliant, including outside providers of Web-hosting services.

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

    Year 2000 Compliance Assessment Plans.  Unlike some other businesses, Yahoo! does not have an installed base of legacy systems dating back many years. Nonetheless, in order to reduce the risks of the Year 2000 compliance problem, this spring, Yahoo! undertook a formal assessment of the impact of the Year 2000 problem. The formal process involves assessment of the following Yahoo! systems:

  •
  hardware systems, including servers and systems used for date storage;

  •
  software systems, including applications, development tools and proprietary code;

  •
  infrastructure systems, including routers, hubs and networks;

  •
  facility systems, including general building functions, security, HVAC and related operations; and

  •
  the systems of Yahoo! business partners, including content providers and ISPs.

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

RISK FACTORS

    We regularly review our risk factors and other disclosures to ensure their relevancy to our current business. Although the following disclosure is different from the disclosure included in our 10-Q for the period ended June 30, 1999, it is not intended to indicate any significant shift in our business or any risks associated with it. Instead, this disclosure was revised solely to provide greater focus and a shift in emphasis to more clearly identify the risks and trends which have evolved in our business over the recent past.

We are in a highly competitive industry and some of our competitors may be more successful in attracting and retaining customers.

    The market for Internet products and services is highly competitive and we expect that competition will continue to intensify. Negative competitive developments could have a material adverse effect on our business and the trading price of our stock.

    We compete with many other providers of online navigation, information, entertainment, business, community, electronic commerce and broadcast services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

  •
  vertical markets where competitors may have advantages in expertise, brand recognition, and other factors;

  •
  companies offering communications services either on a stand alone basis or integrated into other products and media properties;

  •
  manufacturers of personal computers who may develop their own Internet portals to which they would direct their customers;

  •
  online merchant hosting services; and

  •
  online broadcasting of business events.

    In addition, we are facing increasing competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including America Online, Microsoft (MSN), CMGI (Alta Vista), the Walt Disney Company (The GO Network), Excite, Lycos and CNET. In many of these cases, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential benefits including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users.

    A large number of these websites and online services as well as high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features that may be competitive with the services that we offer. In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

Market change may impact our ability to sustain growth levels.

    Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth during each of the first three quarters of 1999, we do not believe that this level of revenue growth on a percentage basis will be sustained in future periods. In addition, we currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. If revenue growth levels do not meet our expectations, our financial results will be adversely affected.

We rely heavily on revenues derived from Internet advertising, which may prove to be an ineffective means of advertising for our current and potential clients.

    Currently, the majority of our revenues come from advertisements displayed on our online properties. Our ability to continue to achieve substantial advertising revenue depends upon:

  •
  growth of our user base;

  •
  our user base being attractive to advertisers;

  •
  acceptance by advertisers of the Web as an advertising medium; and

  •
  our ability to transition and expand into other forms of advertising.

    If we are unsuccessful in adapting to the needs of our advertisers, it could have a material adverse effect on our business, operating results and financial condition.

We derive the majority of our revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately.

    Most of our revenues are currently derived from agreements with advertisers or sponsorship arrangements. These agreements generally have terms no longer than three (3) years and, in many cases, the terms are much shorter. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and, to a large extent, are fixed. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results. Because our operating expenses are likely to increase significantly over the near term, to the extent that our expenses increase but our revenues do not, our business, operating results, and financial condition may be materially and adversely affected.

The rate structure of some of our sponsorship arrangements subjects us to financial risk.

    A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We typically receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

  •
  the fees we are entitled to receive may be adjusted downwards;

  •
  we may be required to "make good" on our obligations by providing alternative services;

  •
  the sponsors may not renew the agreements or may renew at lower rates; and

  •
  the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements as has occurred in the past.

    Accordingly, any leveling off or decrease of our user base or the failure to generate anticipated levels of shared transaction revenues could result in a significant decrease in our revenue levels.

We have spent considerable amounts of money and resources to provide a variety of communications services, but such services may not prove to be successful.

    Currently, a substantial portion of the traffic on our online properties is directed at our communications services, such as e-mail, instant messaging, calendaring and chat rooms, and we expect this trend to continue for the foreseeable future. We provide these and other basic communications services free of charge to our users, as is the case with most of our competitors, and have not yet determined an effective means of generating revenues from the provision of such services. In addition, alternate revenue models for our communications and electronic commerce services, such as subscription fees and commissions, are relatively unproven and may not generate sufficient revenues to be meaningful to us. As communications services become an increasingly important part of our total offering, we must continue to provide new communications applications and utilize more sophisticated communications technologies, while developing an effective method for generating revenues for such services. If we are unable to develop such applications or use such technologies, the size and rate of growth in our user base would be adversely affected. If we cannot develop a means by which we generate revenues from our communications services that are more than sufficient to offset the costs of providing such services, our business, operating results and financial condition would be materially adversely affected.

We may have difficulty retaining users of our electronic commerce services and our ability to effectively provide these services is limited because we do not have a direct billing relationship with our customers.

    Our electronic commerce properties, such as Yahoo! Shopping, link users with a network of retailers with which we have relationships. However, we merely provide a means through which our users can access the sellers of the products such users may wish to purchase and do not establish a direct billing relationship with our users as a result of any such purchase. The revenue that we derive from our electronic commerce services is typically in the form of a bounty or a commission paid by the retailer from whom our user purchased a product. If the user had a favorable buying experience with a particular retailer, the user may subsequently contact that retailer directly rather than through our service. If our users bypass our electronic commerce properties, such as Yahoo! Shopping, and contact retailers directly, we will not receive any revenue for purchases made through such direct contact. In addition, competing providers of online shopping, including merchants with which we have relationships, may be able to provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services. We have focused, and intend to continue to focus, significant resources on the development and enhancement of these electronic commerce properties. The inability of our electronic commerce properties to generate revenues sufficient to offset these development costs for any of these reasons could have a material adverse effect on our business.

We will continue to expand into international markets in which we have limited experience.

    A key part of our strategy is to develop Yahoo!-branded online properties in international markets and we have, through joint ventures, subsidiaries and branch offices, developed Yahoo! properties localized for over 15 other countries. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally and we rely on the efforts and abilities of our foreign business partners in such activities.

    We believe that in light of substantial anticipated competition, we need to move quickly into international markets in order to effectively obtain market share. However, in a number of international markets, especially those in Europe, we face substantial competition from ISPs that offer or may offer their own navigational services. Many of these ISPs have a dominant market share in their territories. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online properties. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower in adoption of the Internet generally and as an advertising and commerce medium in particular.

    In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including:

  •
  trade barriers and unexpected changes in regulatory requirements;

  •
  difficulties in staffing and managing foreign operations including, as a result of distance, language and cultural differences;

  •
  longer payment cycles and currency exchange rate fluctuations;

  •
  political instability and export restrictions;

  •
  seasonal reductions in business activity;

  •
  risks related to government regulation including those more fully described below; and

  •
  potentially adverse tax consequences.

    One or more of these factors could have a material adverse effect on our future international operations and, consequently, on our business, operating results, and financial condition.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances.

    Yahoo! is one of the most highly trafficked websites on the Internet and is regularly exceeding previous standards for numbers of simultaneous users, unique users and daily page views delivered. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose and may not provide satisfactory service in the future, especially as it becomes an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each users' preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

Our competitors often provide Internet access or computer hardware to our customers and they could make it difficult for our customers to access our services.

    Our users must access our services through an Internet access provider, or ISP, with which the user establishes a direct billing relationship using a personal computer or other access device. To the extent that an access provider, such as America Online, or a computer or computing device manufacturer offers online services or properties that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Also, because an access provider gathers information from the user in connection with the establishment of the billing relationship, an access provider may be more effective than Yahoo! in tailoring services and advertisements to the specific tastes of the user. To the extent that a user opts to use the services offered by his or her access provider or those offered by computer or computing device manufacturers rather than the services provided by Yahoo!, our business, operating results and financial condition will be materially adversely affected.

Our business services, while costly to develop, may fail to gain market acceptance.

    We have invested a significant amount of money and resources in the creation of our business services, such as the creation and hosting of streaming content of third-parties, but such services are unproven and may fail to gain market acceptance. Because the market for these business services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. We cannot assure you that the market for business services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, our operating results could be adversely affected.

More individuals are utilizing non-PC devices to access the Internet and we may not be successful in developing a version of our service that will gain widespread adoption by users of such devices.

    In the coming years, the number of individuals who access the Internet through devices other than a personal computer such as personal digital assistants, cellular telephones and television set top devices is expected to increase dramatically. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for online services. Further, as the majority of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-generating online properties that are adopted by a significant number of handheld device users could have a material adverse effect on our business, operating results and financial condition.

We rely on the value of the Yahoo! brand and the costs of maintaining and enhancing our brand awareness are increasing.

    We believe that maintaining and expanding the Yahoo! brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brand. However, because the number of Internet navigation, commerce, community and service companies continues to grow dramatically, it has become increasingly difficult and, due to increased competition, expensive, to obtain quality television, radio, magazine, Internet and other advertising space. Further, the proliferation of Internet-based companies has resulted and will continue to result in increased consumer confusion. Consequently, we must spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brand. We may not be able to successfully maintain or enhance consumer awareness of our brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Yahoo! brand in a cost-effective manner, our business, operating results and financial condition would be materially and adversely affected.

The successful operation of our business depends upon the supply of critical elements from other companies.

    We will depend to a substantial extent upon third parties for several critical elements of our business including various technology, infrastructure, content development, software and distribution components.

    Technology and Infrastructure.  We rely on a private third-party provider, Frontier GlobalCenter, Inc., for our principal Internet connections. Email and other service Internet connections are provided to us by GTE. We rely on Network Appliances for key components of our e-mail service. We also rely on Exodus Communications for the hosting of our users' homepages and Level 3 Communications for hosting and access to our broadcast services. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

    Distribution Relationships.  To increase traffic for our online properties and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers such as Microsoft, operators of online networks and leading websites, software developers and computer manufacturers, such as Toshiba, Hewlett-Packard and Gateway, and telecommunications companies, such as Sprint PCS. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of distributors are our competitors or potential competitors who may not be inclined to renew their distribution contracts with us. In addition, as new methods for accessing the Web become available, we may be required to enter into additional distribution relationships. Any failure to obtain distribution or to obtain distribution on terms that are reasonable, could have a material adverse effect on our business, results of operations, and financial condition.

    Streaming media software.  We rely on the two leading providers of streaming media products, RealNetworks and Microsoft, to license the software necessary to broadcast streaming audio and video content to our users. There can be no assurance that these providers will continue to license these products to us on reasonable terms, or at all. Our users are currently able to electronically download copies of the software to play streaming media free of charge, but providers of streaming media products may begin charging users for copies of their player software or otherwise change their business model in a manner that slows the widespread acceptance of these products. In order for our broadcast services to be successful, there must be a large base of users of these streaming media products. We have limited or no control over the availability or acceptance of streaming media software, and to the extent that any of these circumstances occur, the broadcast services portion of our business will be materially adversely affected.

Our dependence on third party content providers subjects us to risks.

    The Company's future success depends upon its ability to aggregate compelling content and deliver that content through its online properties. Much of the content that attracts users to the Yahoo! online properties, such as news items, stock quotes, weather reports, maps and audio and video content, is licensed from third parties such as Reuters and TIBCO. In particular, Yahoo! Broadcast relies on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on the site. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases, Yahoo!'s content providers may increase the prices at which they offer their content to Yahoo! An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. If we are unable to license or acquire compelling content for our online properties from third parties, either through the termination of existing relationships or the inability to continue to establish relationships with third party content providers, or if other companies are able to broadcast content that is similar to or the same as that provided by Yahoo!, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our advertising revenue.

As we provide more audio and video content, particularly music, we may be required to spend significant amounts of money on content acquisition and content broadcasts.

    Until recently, the majority of the content that we provided to our users was in print, picture or graphical format and was either created internally or licensed to us by third parties for little or no charge. However, we recently have been providing and intend to continue to provide increasing amounts of audio and video content to our users, such as the broadcast of music, film content, speeches, news footage, concerts and other special events, through our broadcast services division and otherwise, and such content may require us to make substantial payments to third parties from whom we will license or acquire such content. For example, in order to broadcast music through our online properties, we are currently required to pay royalties both on the copyright in the musical compositions and the copyright in the actual sound recordings of the music to be broadcast. Through our broadcast services division, we currently have license agreements in place with ASCAP and BMI, and are in negotiations for a license agreement with SESAC, that permit us to license the copyright for the public performance of musical compositions for which they control the rights. With respect to the copyrights in the specific sound recordings that we desire to broadcast, we must either secure a license directly from the record labels that own the rights to such recordings, or pay a statutory license fee. The statutory license fee and other terms for these licenses have not yet been determined and, therefore, the costs of broadcasting music through our online properties remains unclear. If these royalty rates are above our expectations, if the royalty rates charged by the various performance rights societies increase or if any of these or other parties with music licensing rights impose terms that make it difficult or impossible to broadcast music, we may be unable to provide music content to our users in a cost-effective manner. We believe that users of Internet services such as the Yahoo! online properties will increasingly demand high-quality audio and video content. The revenue that we receive as a result of our audio and video broadcasts may not justify the costs of providing such broadcasts. Our inability to cost-effectively provide high-quality audio and/or video content to our users could have a material adverse effect on our business, operating results and financial position.

To successfully improve our rich media offerings, we must rely on the deployment of a true multicasting network.

    The streaming services that we acquired upon our acquisition of broadcast.com originally deployed unicasting (one user per company originated stream) technology to broadcast audio and video programming to users over the Internet. Recently, it began to deploy another broadcast technology, multicasting (multiple users per company originated stream). We believe that demand for multicasting will continue to expand and, as a result, we must continue to enhance this capability in the future.

    We will be required to test, deploy and successfully scale a multicast network infrastructure to serve mass audiences. There can be no assurance that we will be successful in doing so, that multicasting will be able to support a substantial audience or that an alternative technology will not emerge that offers superior broadcasting technology as compared to multicasting. In the event that multicasting technology is not successfully deployed in a timely manner or such an alternative technology emerges, we may be required to expend significant resources to deploy a technology other than multicasting, which could adversely affect our results of operations. If Yahoo! Broadcast Services fails to scale its broadcasts to large audiences of simultaneous users, such failure could adversely affect that portion of our business.

We must manage our growth, including the integration of recently-acquired companies, successfully in order to achieve our desired results.

    We have experienced dramatic growth in personnel in recent years and expect to continue to hire large numbers of additional personnel. As the number of Yahoo! employees grows, it will become increasingly difficult and more costly to manage our personnel. Further, as a result of recent acquisitions and international expansion, almost one-half of our employees are based outside of our Santa Clara headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, our business will be adversely affected.

    As part of our business strategy, we have completed several acquisitions, including our recent acquisitions of GeoCities and broadcast.com, and expect to enter into additional business combinations and acquisitions. We expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

  •
  the difficulty of assimilating the operations and personnel of the acquired companies;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the difficulty of incorporating acquired technology or content and rights into our products and media properties and unanticipated expenses related to such integration;

  •
  the negative impact on reported earnings if any of these transactions that are expected to qualify for pooling of interest accounting treatment for financial reporting purposes fail to so qualify;

  •
  the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

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

    We regard our copyrights, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as critical to our success. We rely upon trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. For example, we have obtained the registration for certain of our trademarks, including "Yahoo!" and "Yahooligans!" Effective trademark, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet, and while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

    Many parties are actively developing search, indexing, e-commerce and other Web-related technologies. We believe that these parties will continue to take steps to protect these technologies, including seeking patent protection. As a result, we believe that disputes regarding the ownership of these technologies are likely to arise in the future. We anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications.

    In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights or alleging unfair competition. In the event that we determine that licensing patents or other proprietary rights is appropriate, we cannot guarantee that we will be able to license such proprietary rights on reasonable terms or at all. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In the event that there is a determination that we have infringed third-party proprietary rights, we could incur substantial monetary liability and be prevented from using the rights in the future.

    We are aware of lawsuits filed against two of our competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. Initial rulings in these lawsuits were in favor of our competitors, but the plaintiffs in these lawsuits have appealed these initial rulings. In addition, lawsuits have been filed against broadcast.com, a company we acquired in July 1999, alleging patent infringement relating to broadcast.com's use of streaming media products. It is not clear what, if any, impact an adverse ruling in these recently filed lawsuits would have on us.

We depend on key personnel who may not continue to work for us.

    We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, president, chief financial officer, chief technical officer, and vice presidents. Each of these individuals has acquired specialized knowledge and skills with respect to Yahoo! and its operations. As a result, if any of these individuals were to leave Yahoo!, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date in order to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant.

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

    Several recently passed federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

    We post privacy policies concerning the use and disclosure of user data. In addition, we are required to comply with a consent order issued by the FTC to GeoCities, a company that we recently acquired, which imposes certain obligations and restrictions with respect to information collected from users. Any failure by us to comply with our posted privacy policies or the consent order could adversely affect our business, results of operations, and financial condition.

    Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could have a material adverse effect on our business, operating results, and financial condition.

We may be subject to legal liability for our online services.

    We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities, including public message posting and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled. Claims have been threatened and could be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

    We also periodically enter into arrangements to offer third-party products, services, or content under the Yahoo! brand or via distribution on various Yahoo! properties, including stock quotes and trading information. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate.

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

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the past four fiscal quarters, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $52.41 to $219.13, and the sale price of our common stock closed at $197.19 on November 8, 1999. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Management and one large stockholder beneficially own approximately 42% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!'s stock price.

    Yahoo!'s directors and executive officers and SOFTBANK beneficially own approximately 43% of our outstanding common stock as of October 31, 1999. Eric Hippeau is a member of our Board of Directors and is also the Chairman and CEO of Ziff-Davis, a subsidiary of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! common stock.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

    Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

    Our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Yahoo!, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

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

    The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the three and nine month periods ended September 30, 1999 were not material.

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

  b.
  Reports on Form 8-K:

  1)
  On July 8, 1999, the Company filed a report on Form 8-K announcing Yahoo!'s financial results for the quarter ended June 30, 1999.

  2)
  On July 20, 1999, the Company filed a report on Form 8-K announcing the closing of the broadcast.com acquisition on that date.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.
Dated: November 12, 1999	By:	/s/ Gary Valenzuela

Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
Dated: November 12, 1999	By:	/s/ James J. Nelson

Vice President, Finance (Principal Accounting Officer)

Index to Exhibits

Title	Exhibit No.
Financial Data Schedule	27

QuickLinks

Table of Contents

Index to Exhibits