Form 10-K
period 1999-12-31
YAHOO INC
filed 2000-03-30
CIK 1011006

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission File Number 0-28018

YAHOO! INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0398689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3420 Central Expressway
Santa Clara, California 95051
(Address of principal executive offices)

Registrant's telephone number, including area code: (408) 731-3300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of January 31, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $50,866,522,264. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's Common Stock outstanding as of January 31, 2000 was 536,590,496.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1)
Proxy Statement for the 2000 Annual Meeting of Stockholders
– Items 10, 11, 12 and 13.

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

OVERVIEW

Yahoo! Inc. (including its subsidiaries, "Yahoo!" or the "Company") is a global Internet communications, commerce and media company that offers a comprehensive branded network of services to more than 120 million users each month worldwide. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is the leading guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The company also provides online business services designed to enhance Yahoo!'s clients' Web services, including audio and video streaming, store hosting and management, and Web site tools and services. The company's global Web network includes 21 World properties. Yahoo! has offices in Europe, the Asia Pacific, Latin America, Canada and the United States, and is headquartered in Santa Clara, California.

Yahoo! was developed and first made available in 1994 by the Company's founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. The Company was incorporated in California on March 5, 1995, and commenced operations on that date. On May 18, 1999 the Company reincorporated in Delaware. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues. In April 1996, the Company completed its initial public offering. During October 1997, the Company completed the acquisition of Four11 Corporation ("Four11"), a privately-held online communications and Internet directory company. In June 1998, the Company acquired Viaweb Inc. ("Viaweb"), a privately-held company providing highly ranked software and reporting tools for building and operating online commerce Web sites. In July 1998, the Company acquired WebCal Corporation ("WebCal"), developer and marketer of Web-based calendar and scheduling products, and publisher of EventCal, a comprehensive database of worldwide public events. During October 1998, the Company acquired Yoyodyne Entertainment, Inc. ("Yoyodyne"), a recognized leader in Internet direct marketing. During December 1998, the Company acquired HyperParallel, Inc. ("HyperParallel"), a direct marketing company specializing in data analysis. In January 1999, the Company acquired Log-Me-On.Com LLC ("Log-Me-On"), a developer of browser interface technology. In March 1999, the Company acquired Yahoo! Canada, including the URL www.yahoo.ca.com. In May 1999, the Company acquired GeoCities, a publicly traded Internet company specializing in publishing tools and communities, Encompass, Inc. ("Encompass"), a developer of client-side applications, and Online Anywhere, a developer of applications that translate Web pages to be read by non-PC devices. In July 1999, the Company acquired broadcast.com inc. ("broadcast.com"), a publicly traded Internet company specializing in audio and video broadcasts over the Web. In November 1999, the Company acquired Integrated Systems Services Group, Inc. ("ISSG"), a developer of Web-based communications solutions. Prior to the Company's acquisition of GeoCities, GeoCities acquired Starseed, Inc. ("Starseed"), a developer of Web site linking technology, completed in December 1998, and Futuretouch Corporation ("Futuretouch"), a development stage creator of Web page editing software, in March 1999. Prior to the Company's acquisition of broadcast.com, broadcast.com acquired SimpleNet, a provider of Web site hosting services to consumers and small businesses, in November 1998, and Net Roadshow, Inc. ("Net Roadshow"), a provider of Internet initial public offerings and other financial roadshow services, in March 1999.

Under the Yahoo! brand, the Company provides broadcast media, communications, and commerce services. In December 1999, Internet users viewed an average of approximately 465 million Web pages per day on Yahoo!-branded online properties.

The Company makes its properties available without charge to users, and generates revenue primarily through the sale of advertisements, promotions, sponsorships, merchandising and direct marketing. The majority of advertising on Yahoo! properties is sold through the Company's internal advertising sales force. During 1999, approximately 5,200 customers advertised on Yahoo! properties.

PRODUCTS AND MEDIA PROPERTIES

Yahoo! Main Site

The Company's principal offering, www.yahoo.com, provides the flagship product for its global Internet media network. Yahoo! offers a comprehensive, intuitive and user-friendly online guide to Web navigation, aggregated informative content, communication services, a strong user community, and commerce. Yahoo! includes a hierarchical, subject-based directory of Web sites, which enables Web users to locate and access desired information and services through hypertext links included in the directory. Yahoo! organizes Web site listings under the following 14 principal categories: Arts and Humanities, Business and Economy, Computers and Internet, Education, Entertainment, Government, Health, News and Media, Recreation and Sports, Reference, Regional, Science, Social Science, and Society and Culture. Web sites are further organized under these major headings by hierarchical subcategories. Users can either browse the directory listings by subject matter, or use a rapid keyword search facility that scans the contents of the entire directory or any subcategory within Yahoo!. The basic Web site listings are in many cases supplemented with brief descriptive commentary, and a special symbol is used to indicate listings that, in the view of the Company's editorial staff, provide unique presentation or content within their topic area. Yahoo! also provides Web-wide text search results from the Inktomi search engine. These results are integrated into the directory search function so that Web-wide search results are presented in the absence of relevant listings from the Yahoo! directory.

Targeted Online Properties and Services

The comprehensive subject-based, demographic and geographic listings in Yahoo! have provided a platform for the Company to develop and offer independent navigational tools and information services that are targeted to particular interests and Web users, and are presented within the familiar Yahoo! framework and style. The Company has developed Web-based media properties that allow the user to personalize and tailor the presentation of information and navigational resources. The Company has also developed a suite of communication and commerce services that facilitate interaction with the Yahoo! community, the greater Web community, and transactions among users and with merchants. The Company works with appropriate strategic partners who develop localized or targeted content and/or provide a service under a Yahoo! brand or co-brand. The Company believes that tight integration of these services, if implemented successfully, will further strengthen customer loyalty to the Yahoo! brand and create additional revenue opportunities through a broader end user and advertiser base and increasingly targeted advertising and commerce opportunities.

Media Properties

Yahoo!'s Media properties focus on delivering information and entertainment conveniently to users from leading branded content providers, combined with other Yahoo! resources and related Web sites from the Yahoo! directory. Use of most properties is free, and many require registration.

Subject-Based Properties

The Company has developed properties organized around subjects such as Sports, News, Weather, Music, and Finance. Yahoo! Entertainment aggregates information about recreation and leisure activities as well as interactive experiences through properties such as Yahoo! Movies, Music, TV, Games, and Chat Events. Yahoo!'s Full Coverage organizes hypertext links to Web sites featuring current events and issues of interest, such as elections, holidays, political issues and major weather conditions, organized in a topical format and updated regularly. Yahooligans!, a version of Yahoo! designed for children aged 7 to 12, includes content and a directory of Web sites selected by experienced educators who evaluate the sites for appropriate content and links, applicability to school curricula, and interest to the children.

Content integrated into subject-based properties include real-time news (provided by numerous sources including Reuters New Media, Associated Press, Deutsche Presse Agentur, and Agence France Presse), stock quotes (Reuters), corporate earnings reports (Zacks), audio news (National Public Radio), mutual fund holdings (Morningstar), stock investing commentary (Motley Fool, CBS MarketWatch, The Street.com), sports scores (ESPN SportsTicker), sports commentary (The Sporting News), weather information (Weathernews, Inc. and the Weather

Channel), and entertainment industry gossip (E! Online). Among new properties Yahoo! launched in 1999 are Yahoo! Health, Yahoo! Pets, Yahoo! Politics, and Yahoo! Entertainment.

Rich Media Integration and Services

With its acquisition of broadcast.com, Yahoo! significantly accelerated its efforts to augment its properties with rich media in the form of audio and video content, and to offer services to its corporate customers for live and on demand online events. Yahoo! maintains the Yahoo! broadcast site (broadcast.yahoo.com), where a variety of audio and video content is made available to users, such as professional and amateur sports events, concerts, audio books, radio shows and company conference calls. In addition, this content is continuing to be licensed and integrated throughout the Yahoo! network. In 1999, Yahoo! launched Yahoo! Digital, giving users the ability to watch and listen to Internet broadcasts from top music talent, download and purchase both secure and open audio files, remix selected music tracks online, and view on-demand video channels.

Communications Properties

Yahoo! has also established itself as a leading communications hub on the Internet. Yahoo!'s communications properties have become essential services to many Yahoo! users. Through its integrated Chat service, Messenger, Message Boards and Greetings, registered Yahoo! members can contact each other as well as communicate with the Web community at large. Yahoo! Mail, the Company's free email service, is one of the most popular on the Web. Yahoo! has also developed a suite of services which help users manage their personal information, such as Yahoo! Address Book, Yahoo! Calendar, Yahoo! Briefcase, and Yahoo! Phone Book. Users can access their personal information from the Web, as well as from their computer or devices such as personal digital assistants (PDA's), pagers and cell phones, through Yahoo! Mobile and TrueSync for Yahoo!.

The Yahoo! community is most evident through Yahoo! Clubs, Yahoo! Personals, Yahoo! Photos, Yahoo! Member Directory, Yahoo! Message Boards and Yahoo! GeoCities. Members can create GeoCities Home Pages, and may take advantage of Yahoo! PageBuilder or Yahoo! Wizards to create them. Voice services were made available in 1999 through Yahoo! Chat (with HearMe), Yahoo! Personals (with Pagoo), and through PC to Phone Services (with Net2Phone).

Personalized Information Services

In July 1996, the Company launched My Yahoo!, a personalized Web information service. My Yahoo! allows users to create a personal profile which directly organizes and delivers to the user information of personal interest such as selected stock quotes, stock portfolio management, national headlines, local and national weather and sports news, as well as the user's favorite Web searches and Yahoo! categories. In addition, many Yahoo! properties can be personalized to suit the user's preferences. The Company has also developed a universal registration system that permits Yahoo! users to easily use many Yahoo! services under a single user name, including My Yahoo!, Yahoo! Chat, Yahoo! Mail, Yahoo! Portfolios, Yahoo! Message Boards, Yahoo! Shopping, Yahoo! Auctions, Yahoo! Clubs, Yahoo! Address Book, Yahoo! Calendar, and Yahoo! Classifieds. In 1999, Yahoo! launched a Points program to encourage loyalty by allowing users to earn points for using services such as Yahoo! Travel and Yahoo! Shopping, and redeem them for prizes. In addition, Yahoo! launched Yahoo! Wallet, which allows users to purchase products from the thousands of merchants in Yahoo! Shopping without having to re-enter their credit card, billing and shipping information.

Commerce Properties

In addition, one of the Company's primary strategies is to provide a marketplace for commerce on the Web. Through sponsorship arrangements with premier merchants, Yahoo! offers its members the opportunity to purchase a wide variety of goods and services such as automotive services (Autoweb.com), books (Amazon.com), brokerage services (E*Trade, TD Waterhouse, and National Discount Brokers), flowers (FTD, Gerald Stevens), health care (Health Network, Healtheon/WebMD), mortgages (E-Loan), music (ARTISTdirect), traditional communications services (AT&T), and wedding-related products and services (WeddingNetwork, WeddingChannel.com). In addition to providing sponsorship opportunities, Yahoo! provides retail merchants the ability to build or seamlessly integrate their existing Web sites into the Yahoo! network, allowing merchants to more effectively utilize Yahoo!'s tools and commerce technologies.

Yahoo! directly enables transactions through Yahoo! Shopping, Yahoo! Store and Yahoo! Auctions. Yahoo! Shopping

is a consumer-focused site aggregating prominent merchants and their wares in categories ranging from books to apparel to unique gifts. As of December 1999, Yahoo! Shopping included over 7,500 stores, including Brooks Brothers, Coach, Eddie Bauer, The Gap, Guess?, Nordstrom, Patagonia, Macys, OfficeMax, Toys R Us, Victoria's Secret and Zales. Taking advantage of Yahoo! Store's technology, Yahoo! Shopping allows merchants large and small to build a commerce Web site. Consumers can compare and select items to purchase with a credit card, using the Yahoo! universal Shopping Cart and Wallet. Yahoo! Auctions enables consumers and businesses to auction items online in 12 different categories including Antiques and Collectibles, Business and Office, Computers, Home and Garden, Toys and Games, and Trading Cards. Yahoo! also facilitates transactions on a referral basis in Classifieds properties such as Autos, Real Estate and Employment.

Geographic Properties

The Company seeks to build upon its global user base by developing Internet properties focused on geographic regions, which include foreign countries as well as domestic metropolitan areas. The Company has launched numerous geographically targeted Web properties. Additional information required by this item is incorporated herein by reference to Note 8 "Segment and Geographic Information" of the Notes to the Consolidated Financial Statements which appears in Item 8 of this Annual Report on Form 10-K.

International Online Properties. The Company has developed 21 international online properties in 12 languages, including localized versions of Yahoo! in Asia (English language), Australia & New Zealand, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, Italy, Japan, Korea, Mexico, Norway, Singapore, Spain, Sweden, Taiwan, and the United Kingdom & Ireland and Yahoo! guides in Spanish and Mandarin Chinese languages. Outside the English-speaking markets, the Company has built independent directories of local language Web sites and other content, developed by native speakers of each language. The Company owns a majority or 100% of its non-US operations (except in Japan), and has established Yahoo! offices in 16 different locations internationally to ensure the development of their businesses. The Company has pursued a consistent strategy of content aggregation with best of breed third parties and intends to rollout the full range of its products and services for all these markets.

    Yahoo! Japan – Yahoo!'s first geographic property was developed during 1996 through a joint venture with SOFTBANK, a holder of 23% of the Company's Common Stock at December 31, 1999 and Japan's largest distributor of computer software, peripherals and systems, as well as one of Japan's largest publishers of computer-related magazines and books. Yahoo! Japan was formed to establish and manage in Japan a Japanese version of Yahoo!, develop related Japanese online navigational services, and conduct other related business. Yahoo! Japan completed its initial public offering on the Japanese over-the-counter market in November 1997. At December 31, 1999, the Company owned approximately 34% of Yahoo! Japan.

    Yahoo! Europe – During November 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom, and France ("Yahoo! Europe") to establish and manage versions of Yahoo! for those countries, develop related online navigational services, and conduct other related business. The Company owns approximately 70% of each of these Yahoo! Europe entities.

    Yahoo! Korea – During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliate companies to develop and operate Yahoo! Korea, a Korean version of Yahoo!, to develop related Korean online navigational services, and to conduct other related business. The Company owns approximately 60% of the joint venture.

Local Online Properties. Yahoo! Get Local offers extensive information for all 50 states, 211 metropolitan areas and more than 30,000 counties and cities in the United States. The property provides users with comprehensive local Web programming, including sports, weather, news, yellow pages, white pages, entertainment, community information and more. Yahoo! Get Local is also integrated into the main directory of Yahoo!, which enhances the subcategories under the Regional category of the main Yahoo! hierarchy, giving individuals easy access to a wealth of local information.

Print and Other Offline Properties

The Company seeks to extend the Yahoo! brand into print and other offline media, primarily for the purpose of promoting the brand and creating greater demand for the

Company's online properties. The Company continued its agreement with Ziff-Davis Publishing Company, affiliated with SOFTBANK, for the publication of Yahoo! Internet Life, a monthly print magazine companion to the online magazine. The publication was recently sold to Willis Stein & Partners. In addition, the Company has entered into a multi-book arrangement with Byron Preiss to publish Yahoo! branded Internet reference guides. The Company also has licensing relationships for merchandise in various categories such as backpacks and computer bags with Gregory Mountain Products, computer accessories with Sakar International, and music compact discs with Rhino Records. Royalty revenues under these arrangements have been and are expected to continue to be nominal.

ADVERTISING, ELECTRONIC COMMERCE, AND BUSINESS SERVICES

The Company derives significant revenues from the sale of advertising elements including placement fees, promotions, banner advertisements, sponsorships, direct marketing, and transaction fees generated from the sale of merchandise on Yahoo! properties. The Company's advertising products currently consist of banner advertisements that appear on pages within Yahoo! properties, higher profile promotional sponsorships that are typically focused on a particular event, such as a sweepstakes, and merchant sponsorship buttons on targeted advertising inventory encouraging users to complete a transaction. Direct marketing revenues result from email campaigns targeted to certain members of the Yahoo! registered community that have indicated a willingness to receive such promotions. Hypertext links are embedded in each banner advertisement, button or directed email to provide the user with instant access to the advertiser's Web site, to obtain additional information, or to purchase products and services.

Although a substantial amount of advertising purchases on Yahoo! properties are for general rotation on pages within the Yahoo! network, the Company seeks to offer increasingly targeted properties that will deliver greater value to advertisers through more focused audiences. By developing an extended family of Yahoo!-branded properties, the Company seeks to offer advertisers a wide range of placement options and promotional opportunities.

Advertising Organization Services

In late 1996, the Company established an internal sales force. As of December 1999, sales professionals were employed in fourteen locations across the U.S.: Atlanta, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, Miami, New York, San Diego, the San Francisco Bay Area, Seattle, and Washington D.C. The Company's sales organization consults regularly with agencies and customers on design and placement of Web-based advertising, and provides clients with measurement and analysis of advertising effectiveness.

In international markets, Yahoo!'s advertising sales are principally handled by the Company's internal sales representatives. In some countries, including several where the Company has not established full operational capacity and localized properties, sales agency relationships have been put in place.

The Company offers many forms of advertising which have varying price ranges. There are targeted and general rotations of banner advertising. In addition to banner advertising, the Company offers premium positions on Yahoo! properties that typically are used in connection with promotions and special events. The Company's strategy is to use these sponsorship positions for high-profile promotions that can also result in additional visibility and awareness for Yahoo!. Yahoo! has also created special holiday- and event-oriented promotional spaces for holidays and events such as Back to School, Halloween and Christmas. Yahoo! also offers sponsorships, merchandising, placement, transaction fees, direct marketing, and other forms of carriage on its network of properties.

E-Commerce Services

With the acquisition of Viaweb and subsequent product development, Yahoo! offers a technology platform directed toward the complete deployment of a commerce enabled Web site with email, reporting, payment processing, and search functionality. Currently, this technology is available in the Yahoo! Shopping and Store properties enabling large and small merchants to transact online. The Company generates revenue from monthly hosting fees and through receiving a percentage of online sales from its merchant partners. Additionally, Yahoo! enables businesses and individuals to sell products and services online through Yahoo! Auctions. The Yahoo! Auctions service is currently free to both buyers and sellers. The Company generates auction revenues from advertising including featured auction listings.

Business Services

With the addition of broadcast.com, Yahoo! added to its business services offerings with streaming media services, creative design, event planning and promotion. The Company also offers an outsourced co-branded corporate portal, based on My Yahoo!, for employees, suppliers, vendors and customers. Yahoo! also provides hosting and commerce services with its Yahoo! Store and Yahoo! Site services. Additional information required by this item is incorporated herein by reference to Note 8 "Segment and Geographic Information" of the Notes to the Consolidated Financial Statements which appears in Item 8 of this Annual Report on Form 10-K.

STRATEGIC ALLIANCES

In order to serve users more effectively and to extend the Yahoo! brand to new media properties, the Company has entered into strategic relationships with business partners who offer content, technology, and distribution capabilities.

Content and Commerce Alliances

Yahoo! has entered into strategic alliances with selected leading original content providers, including ESPN, SportsTicker, infoUSA.com, Muze, Primedia, Reuters, The Sporting News, The Wall Street Journal, Weathernews, and Ziff-Davis, which permit the Company to bring Yahoo!-branded, targeted media products to market more quickly, while avoiding the cost of producing original editorial content.

Distribution Alliances

In order to broaden Yahoo!'s user base, the Company has established co-promotional relationships with commercial online services, Internet access providers, OEM's and operators of leading Web sites. The Company believes these arrangements are important to the promotion of Yahoo!, particularly among new Web users who may first access the Web through these services or Web sites. These co-promotional arrangements typically are terminable upon short or no notice.

Leading Web Sites. The Company has relationships with content, co-marketing and distribution partners to provide Yahoo! branding and links from partners' sites. In addition, millions of Web pages on the Internet voluntarily link to Yahoo!.

Internet Access Providers. The Company also has relationships with companies such as Covad Communications and NorthPoint Communications under which these Internet access providers feature Yahoo! as a key navigational tool and engage in certain promotional activities. Yahoo! also teamed up with Kmart's BlueLight.com and Spinway.com to deliver free Internet access to Kmart shoppers.

OEMs. Yahoo! has established distribution agreements with personal computer manufacturers including Hewlett Packard, IBM, Gateway, Toshiba and PeoplePC whereby links to Yahoo! services are offered on the desktop of new computers.

Other Devices. In 1999, the Company significantly increased its efforts to distribute Yahoo! information and services to non-PC devices, beginning with the acquisition of Online Anywhere. The Company has entered into relationships to distribute a range of Yahoo! services including Yahoo! Mail, Yahoo! Address Book and Yahoo! Calendar. Among these relationships are Sprint for distribution on Sprint PCS phones, and Motorola for distribution on Internet connected wireless devices, and 3Com on the Palm.

Yahoo! Online Services. The Company and AT&T continued a co-marketing and distribution agreement to provide a co-branded, co-marketed online service. The service, Yahoo! Online powered by AT&T, is designed to provide consumers with an integrated and simple solution to easily explore the Internet with nationwide dial-up access coverage. Yahoo! and British Telecommunications plc (BT) launched Yahoo! Click, a new service combining Internet access from BT with the navigational and aggregation expertise of Yahoo! UK & Ireland (http://www.yahoo.co.uk) for Web users in the United Kingdom.

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

Yahoo! includes an internally developed responsive keyword search function that is used to locate listings within the directory. This search function not only returns relevant Web site listings but also appropriate category headings, which link to further listings that may be relevant to the user's query. The Company has also internally developed an extensive classifieds system capable of listing and searching millions of items in multiple categories. Additionally, Yahoo! has internally developed a personalization system, My Yahoo!, to allow users to customize and localize the information they regularly view, such as stock quotes, news categories, sports scores, and weather. The Company utilizes the Web-wide searching technology and Web index from a third party, and has built or acquired technology to support its many and diverse properties including Yahoo! Mail, Yahoo! Shopping, Yahoo! Auctions, Yahoo! Store, and Yahoo! Calendar.

COMPETITION

Yahoo!'s Markets are Highly Competitive

The market for Internet products and services is highly competitive and we expect that competition will continue to intensify. Negative competitive developments could have a material adverse effect on our business and the trading price of our stock.

Multiple Providers of Competitive Services; Acquisitions Resulting in Consolidation

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
  •
  online merchant hosting services; and
  •
  online broadcasting of business events.

In particular, we face significant competition from America Online and Microsoft (MSN) and, to a less significant extent, other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including CMGI (Alta Vista), the Walt Disney Company (The GO Network), Excite@Home, and Lycos. In certain of these cases, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. America Online and Time Warner recently announced the proposed merging of their companies. If completed, the merger will provide America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The proposed America Online and Time Warner combination will also provide America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. We also face competition from Web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market. We must continue to obtain more knowledge about our users and their preferences as well as increase our branding and other marketing activities in order to remain competitive.

A large number of these Web sites and online services as well as high-traffic e-commerce merchants such as Amazon.com, Inc. also offer or are expected to offer informational and community features that may be competitive with the services that we offer. In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

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

Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. Currently, we are engaged in two lawsuits regarding patent issues and have been notified of a number of other potential disputes.

In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. In the event that we determine that licensing patents or other proprietary rights is appropriate, we cannot guarantee that we will be able to license such proprietary rights on reasonable terms or at all. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In the event that there is a determination that we have infringed third-party proprietary rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability or be prevented from using the rights, which could require us to change our business practices in the future.

We are aware of lawsuits filed against two of our competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. Initial rulings in these lawsuits were in favor of our competitors, but the plaintiffs in these lawsuits have appealed these initial rulings. In addition, lawsuits have been filed against broadcast.com, a company we acquired in July 1999, alleging patent infringement relating to broadcast.com's use of streaming media products. It is not clear what, if any, impact an adverse ruling in these recently-filed lawsuits would have on us.

EMPLOYEES

As of December 31, 1999, the Company had 1,992 full-time employees. Yahoo!'s future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel.

RISK FACTORS

Financial results for any particular period will not predict results for future periods.

Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth in 1999, we do not believe that this level of revenue growth on a percentage basis will be sustained in future periods. In addition, we currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Assuming the fair market value of our Common Stock was $200 per share on January 1, 2000, employer payroll taxes on unrealized gains related to vested and unvested non-qualified stock options would be approximately $60.6 million and $184.9 million, respectively. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Net proceeds that we would receive upon the exercise of such vested and unvested stock options would approximate $216.7 million and $3.2 billion, respectively. In addition, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results. In addition, if revenue growth levels do not meet our expectations, our financial results will be adversely affected.

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
  •
  our ability to derive better demographic and other information from our users;
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

Currently, a substantial portion of the traffic on our online properties is directed at our communications services, such as email, instant messaging, calendaring and chat rooms, and we expect this trend to continue for the foreseeable future. We provide these and other basic communications services free of charge to our users, as is the case with most of our competitors, and have not yet determined an effective means of generating revenues from the provision of such services. In addition, alternative revenue models for our communications and electronic commerce services, such as subscription fees and commissions, are relatively unproven and may not generate sufficient revenues to be meaningful to us. As communications services become an increasingly important part of our total offering, we must continue to provide new communications applications which are compelling to users and utilize more sophisticated communications technologies to provide such applications to many types of access devices in addition to the personal computer, while developing an effective method for generating revenues for such services. In addition, the development of these technologies require long development cycles and a more significant investment by us. If we are unable to develop such applications or use such technologies, the size and rate of growth in our user base would be adversely affected. If we cannot develop a means by which we generate revenues from our communications services that are more than sufficient to offset the costs of providing such services, our business, operating results and financial condition would be materially adversely affected.

We may not be successful in expanding the number of users of our electronic commerce services and our ability to effectively provide these services is limited because we do not have a direct billing relationship with our customers.

We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties. These properties, such as Yahoo! Shopping, link users with a network of retailers with which we have relationships. However, we merely provide a means through which our users can access the sellers of the products such users may wish to purchase and do not establish a direct billing relationship with our users as a result of any such purchase. In addition, a large number of our users currently utilize our online shopping services simply to gather information for future offline purchases. We will need to effectively induce information gatherers to make purchases in order for our electronic commerce properties to be successful. The revenue that we derive from our electronic commerce services is typically in the form of a bounty or a commission paid by the retailer from whom our user purchased a product. If the user had a favorable buying experience with a particular retailer, the user may subsequently contact that retailer directly rather than through our service. If our users bypass our electronic commerce properties, such as Yahoo! Shopping, and contact retailers directly, we will not receive any revenue for purchases made through such direct contact. Competing providers of online shopping, including merchants with which we have relationships, may be able to provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services. The inability of our electronic commerce properties to generate significant revenues could have a material adverse effect on our business.

We will continue to expand into international markets in which we have limited experience.

A key part of our strategy is to develop Yahoo!-branded online properties in international markets and we have developed, through joint ventures, subsidiaries and branch offices, Yahoo! properties localized for over 20 other countries. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally and we rely on the efforts and abilities of our foreign business partners in such activities.

We believe that in light of substantial anticipated competition, we need to move quickly into international markets in order to effectively obtain market share. However, in a number of international markets, especially those in Europe, we face substantial competition from Internet Service Providers (ISPs) that offer or may offer their own navigational services. Many of these ISPs have a dominant market share in their territories. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online properties. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including:

  •
  trade barriers and unexpected changes in regulatory requirements;
  •
  difficulties in developing, staffing and simultaneously managing a large number of unique foreign operations as a result of distance, language and cultural differences;
  •
  higher costs of doing business in foreign countries;
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

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, president, chief financial officer, chief technical officer, and vice presidents. Each of these individuals has acquired specialized knowledge and skills with respect to Yahoo! and its operations. As a result, if any of these individuals were to leave Yahoo!, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant.

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

Yahoo! is one of the most highly trafficked Web sites on the Internet and is regularly exceeding previous standards for numbers of simultaneous users, unique users and daily page views delivered. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose and may not provide satisfactory service in the future, especially as it becomes an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

Our competitors often provide Internet access or computer hardware to our customers and they could make it difficult for our customers to access our services.

Our users must access our services through an Internet service provider, or ISP, with which the user establishes a direct billing relationship using a personal computer or other access device. To the extent that an access provider, such as America Online, or a computer or computing device manufacturer offers online services or properties that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Also, because an access provider gathers information from the user in connection with the establishment of the billing relationship, an access provider may be more effective than Yahoo! in tailoring services and advertisements to the specific tastes of the user. To the extent that a user opts to use the services offered by his or her access provider or those offered by computer or computing device manufacturers rather than the services provided by Yahoo!, our business, operating results and financial condition will be materially adversely affected.

Our business services, while costly to develop, may fail to gain market acceptance.

We have invested a significant amount of money and resources in the creation of our business services, such as the creation and hosting of streaming content of third parties, but such services are unproven and may fail to gain market acceptance. Because the market for these business services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. We cannot assure you that the market for business services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, our operating results could be adversely affected.

More individuals are utilizing non-PC devices to access the Internet and we may not be successful in developing a version of our service that will gain widespread adoption by users of such devices.

In the coming years, the number of individuals who access the Internet through devices other than a personal computer such as personal digital assistants, cellular telephones and television set-top devices is expected to increase dramatically. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for online services. Further, as the majority of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-

generating online properties that are adopted by a significant number of handheld device users could have a material adverse effect on our business, operating results and financial condition.

We rely on the value of the Yahoo! brand and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the Yahoo! brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brand. However, because the number of Internet navigation, commerce, community and service companies continues to grow dramatically, it has become increasingly difficult and, due to increased competition, expensive, to obtain quality television, radio, magazine, Internet and other advertising space. Further, the proliferation of Internet-based companies has resulted and will continue to result in increased consumer confusion. Consequently, we will spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brand during 2000. We may not be able to successfully maintain or enhance consumer awareness of our brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Yahoo! brand in a cost-effective manner, our business, operating results and financial condition would be materially and adversely affected.

The successful operation of our business depends upon the supply of critical elements from other companies.

We will depend upon third parties, to a substantial extent, for several critical elements of our business including various technology, infrastructure, content development, software and distribution components.

Technology and Infrastructure. We rely on a private third-party provider, Frontier GlobalCenter, Inc., for our principal Internet connections. Email and other service Internet connections are provided to us by GTE. We rely on Network Appliances for key components of our email service. We also rely on Exodus Communications for the hosting of our users' homepages and Level 3 Communications for hosting and access to our broadcast services. Any disruption in the Internet access provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

Distribution Relationships. To increase traffic for our online properties and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers such as Microsoft, operators of online networks and leading Web sites, software developers and computer manufacturers, such as Toshiba, Hewlett-Packard and Gateway, and telecommunications companies, such as Sprint PCS. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, we may be required to enter into additional distribution relationships. Any failure to obtain distribution or to obtain distribution on terms that are reasonable, could have a material adverse effect on our business, results of operations, and financial condition.

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

The Company's future success depends upon its ability to aggregate compelling content and deliver that content through its online properties. Much of the content that attracts users to the Yahoo! online properties, such as news items, stock quotes, weather reports, maps and audio and video content, is licensed from third parties such as Reuters and TIBCO. In particular, Yahoo! Broadcast relies on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on the site. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both locally and abroad, Yahoo!'s content providers may increase the prices at which they offer their content to Yahoo! and potential content providers may not offer their content on terms agreeable to Yahoo!. An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate ourselves. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our advertising revenue.

As we provide more audio and video content, particularly music, we may be required to spend significant amounts of money on content acquisition and content broadcasts.

Until recently, the majority of the content that we provided to our users was in print, picture or graphical format and was either created internally or licensed to us by third parties for little or no charge. However, we have been providing recently and we intend to continue to provide increasing amounts of audio and video content to our users, such as the broadcast of music, film content, speeches, news footage, concerts and other special events, through our broadcast services division and our other media properties, and such content may require us to make substantial payments to third parties from whom we will license or acquire such content. For example, in order to broadcast music through our online properties, we are currently required to pay royalties both on the copyright in the musical compositions and the copyright in the actual sound recordings of the music to be broadcast. Through our broadcast services division, we currently have license agreements in place with ASCAP and BMI, and are in negotiations for a license agreement with SESAC, that permit us to license the copyright for the public performance of musical compositions for which they control the rights. With respect to the copyrights in the specific sound recordings that we desire to broadcast, we must either secure a license directly from the record labels that own the rights to such recordings, or pay a statutory license fee. The statutory license fee and other terms for these licenses have not yet been determined and, therefore, the costs of broadcasting music through our online properties remains unclear. If these royalty rates are above our expectations, if the royalty rates charged by the various performance rights societies increase or if any of these or other parties with music licensing rights impose terms that make it difficult or impossible to broadcast music, we may be unable to provide music content to our users in a cost-effective manner. We believe that users of Internet services such as the Yahoo! online properties will increasingly demand high-quality audio and video content. The revenue that we receive as a result of our audio and video broadcasts may not justify the costs of providing such broadcasts. Our inability to cost-effectively provide high-quality audio and/or video content to our users could have a material adverse effect on our business, operating results and financial condition.

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

We will be required to test, deploy and successfully scale a multicast network infrastructure to serve mass audiences. There can be no assurance that we will be successful in doing so, that multicasting will be able to support a substantial audience, or that an alternative technology will not emerge that offers superior broadcasting technology as compared to multicasting. In the event that multicasting technology is not successfully deployed in a timely manner or such an alternative technology emerges, we may be required to expend significant resources to deploy a technology other than multicasting, which could adversely affect our results of operations. If Yahoo! Broadcast Services fails to scale its broadcasts to large audiences of simultaneous users, such failure could adversely affect that portion of our business.

We must manage our growth successfully, including the integration of recently-acquired companies, in order to achieve our desired results.

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

We post privacy policies concerning the use and disclosure of user data. In addition, GeoCities, a company we recently acquired, is required to comply with a consent order between it and the Federal Trade Commission (the "FTC"), which imposes certain obligations and restrictions with respect to information collected from users. Further, the FTC is conducting an inquiry into certain of our consumer information practices to determine whether we have complied with applicable FTC consumer protection regulations. In connection with this inquiry, the FTC has requested that we provide information about our practices and submit various documents and other materials to the FTC. Any failure by us to comply with our posted privacy policies, the consent order, FTC requirements (including the inquiry mentioned above) or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition.

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could have a material adverse effect on our business, operating results and financial condition.

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

Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 1999, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $59.63 to $216.35 and the sale price of our common stock closed at $197.19 on March 22, 2000. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Management and one large stockholder beneficially own approximately 42% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!'s stock price.

Yahoo!'s directors and executive officers and SOFTBANK beneficially own approximately 42% of our outstanding common stock as of December 31, 1999. Eric Hippeau is a member of our Board of Directors and is also the Chairman and CEO of Ziff-Davis, a subsidiary of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! common stock.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

Item 2.  Properties

Yahoo!'s headquarters facility is located in five offices in Santa Clara and Sunnyvale, California. The Company occupies these leased facilities which aggregate approximately 306,000 square feet. Office space for the Company's international subsidiaries is leased in Buenos Aires, Copenhagen, Hong Kong, London, Madrid, Mexico City, Milan, Munich, Paris, Sao Paulo, Seoul, Singapore, Stockholm, Sydney, Taipei, and Toronto. The Company also leases sales offices in Atlanta, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, Miami, New York, San Diego, San Francisco, Seattle, and Washington D.C. The Company's principal Web server equipment and operations are maintained by GlobalCenter in Mountain View, California, by Exodus Communications in Santa Clara, California, and by GTE BBN in San Jose, California.

The Company has entered into agreements for the development of an office complex in Sunnyvale, California, to be constructed in 2000 to 2003, and to serve as the Company's new headquarters. The Company believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

Item 3.  Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in two lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

In addition to intellectual property claims, the Company has also been advised that the FTC is conducting an inquiry into certain of the Company's consumer information practices to determine whether the Company has complied with applicable FTC consumer protection regulations. In connection with this inquiry, the FTC has requested that the Company provide information about its practices and submit various documents and other materials to the FTC.

The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position or results of operations. However, the Company may incur substantial expenses in defending against third party claims or any action by the FTC. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

Yahoo! Inc. Common Stock is quoted on the NASDAQ National Market System under the symbol YHOO. The following table sets forth the range of high and low closing sales prices for each period indicated and reflects all stock splits effected by the Company:

	1999		1998
	High	Low	High	Low

First quarter	$103.85	$62.00	$11.64	$7.26
Second quarter	109.57	59.63	19.69	11.66
Third quarter	92.35	60.50	32.88	17.25
Fourth quarter	$216.35	$83.78	$68.88	$26.21

The Company had approximately 4,838 stockholders of record as of December 31, 1999. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Yahoo! Inc. made the following unregistered sales of the Company's Common Stock during the quarter ended December 31, 1999:

Transaction Date	Amount of Securities Sold	Name of Underwriter or Placement Agent	Consideration Received	Persons or Class of Persons to Whom the Securities Were Sold	Exemption from Registration Claimed

11/22/99	120,042 Shares	None	(1)	Stockholders of Innovative Systems Services Group, Inc	Section 4(2) of the Securities Act of 1933, as amended
(1)
Pursuant to an Agreement and Plan of Reorganization dated as of 11/19/99, by and among Yahoo!, Universe Acquisition Corporation, and Innovative Systems Services Group, Inc., on November 22, 1999 (the effective date of the acquisition), all outstanding shares of ISSG were converted into 120,042 shares of Yahoo! Common Stock. The resale of these shares has been registered on a Registration Statement on Form S-3 filed with the Securities and Exchange Commission on December 23, 1999.

Item 6.  Selected Financial Data

	Year Ended December 31,
(in thousands, except per share amounts)
	1999		1998		1997		1996	1995

Statements of Operations Data:
Net revenues	$588,608		$245,100		$84,108		$23,793	$1,666
Gross profit	486,809		192,946		64,226		16,506	1,282
Net income (loss)	61,133	(a)	(12,674	)(b)	(43,376	)(c)	(12,430)	(1,766)
Net income (loss) per share – basic*	0.12	(a)	(0.03	)(b)	(0.11	)(c)	(0.04)	(0.01)
Net income (loss) per share – diluted*	$0.10	(a)	$(0.03	)(b)	$(0.11	)(c)	$(0.04)	$(0.01)
Shares used in per share calculation – basic*	515,948		439,990		391,542		348,650	243,528
Shares used in per share calculation – diluted*	596,790		439,990		391,542		348,650	243,528

	December 31,
	1999		1998		1997		1996	1995

Balance Sheets Data:
Cash, cash equivalents, and short and long-term investments in marketable debt securities	$961,116		$626,804		$136,581		$111,311	$6,310
Working capital	753,604		521,803		136,714		95,537	5,410
Total assets	1,469,821		781,019		203,351		125,939	8,270
Stockholders' equity	$1,261,305		$677,012		$137,241		$110,367	$5,721
Note:	The selected financial data for the five years ended December 31, 1999 has been restated to reflect the acquisitions of Net Roadshow, Encompass, GeoCities, Online Anywhere, and broadcast.com which were accounted for as poolings of interests.
*	Reflects the two-for-one stock split effective February 2000.
(a)	Net income and net income per share include acquisition related charges of $76.6 million incurred in connection with the May 1999 acquisitions of Encompass, GeoCities, and Online Anywhere and the July 1999 acquisition of broadcast.com, $11.0 million of in-process research and development related to the January 1999 acquisition of Log-Me-On and the November 1999 acquisition of ISSG, employer payroll taxes on non-qualified stock option exercises of $10.3 million, and amortization of $23.3 million on intangible assets and purchased technology.
(b)	Net loss and net loss per share include acquisition related charges of $3.6 million incurred in connection with the October 1998 acquisition of Yoyodyne Entertainment, Inc. and the November 1998 acquisition of SimpleNet, $17.6 million of in-process research and development primarily related to the June 1998 acquisition of Viaweb Inc. and the December 1998 acquisition of HyperParallel Inc., and amortization of $6.2 million on intangible assets and purchased technology.
(c)	Net loss and net loss per share include nonrecurring charges of $21.2 million related to the Yahoo! Marketplace restructuring and $3.9 million incurred in connection with the October 1997 acquisition of Four11 Corporation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, the discussion in this report (including, without limitation, the discussion under the heading "Results of Operations") contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, and the risks discussed under the caption "Risk Factors" in Item 1 of this Annual Report on Form 10-K.

OVERVIEW

Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet communications, commerce, and media company that offers a comprehensive branded network of services to millions of worldwide users daily. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is a leading guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The Company commenced operations on March 5, 1995. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues.

As of December 31, 1999, the Company had completed sixteen acquisitions since its inception. The following table summarizes the acquisitions completed through December 31, 1999 that were accounted for as poolings of interests (shares issued in thousands).

Company	Acquisition Date	Shares Issued

Four11 Corporation	October 20, 1997	12,046
WebCal Corporation	July 17, 1998	1,084
Yoyodyne Entertainment, Inc.	October 20, 1998	1,019
SimpleNet*	November 30, 1998	1,269
Net Roadshow, Inc.*	March 15, 1999	1,435
Encompass, Inc.	May 26, 1999	1,390
GeoCities	May 28, 1999	43,281
Online Anywhere	May 28, 1999	906
broadcast.com inc.	July 20, 1999	57,294

* Acquisitions completed by broadcast.com prior to the Company's acquisition of broadcast.com.

For the year ended December 31, 1999, nonrecurring charges related to acquisition costs totaled $76.6 million and included investment banking, financial and legal advisory services, severance and contract termination costs related to the mergers. These costs were primarily attributable to the GeoCities and broadcast.com acquisition costs of $55.0 million and $20.0 million, respectively. For 1998 and 1997, nonrecurring charges related to acquisition costs were $3.6 million and $3.9 million, respectively. At December 31, 1999, $5.1 million of accrued acquisition costs were included in accrued expenses and other current liabilities. These accrued amounts consist of contract termination and severance costs and will be paid during the year ending December 31, 2000.

The Company's consolidated financial statements for the three years ended December 31, 1999 reflect the Company's financial position and results of operations as if the above acquired entities, accounted for as poolings of interests, were wholly-owned subsidiaries of the Company since inception, with the exception of WebCal, whose historical operations were not material to the Company's financial position, results of operations, or cash flows.

The following table summarizes the acquisitions completed through December 31, 1999 that were accounted for under the purchase method of accounting (purchase price in millions).

Company	Acquisition Date	Purchase Price

Viaweb Inc.	June 10, 1998	$48.6
Starseed, Inc.**	December 4, 1998	24.8
HyperParallel, Inc.	December 17, 1998	8.1
Log-Me-On.Com LLC	January 15, 1999	9.9
Yahoo! Canada	March 1, 1999	18.0
Futuretouch Corporation**	March 23, 1999	6.2
Innovative Systems Services Group, Inc.	November 22, 1999	$14.1

** Acquisitions completed by GeoCities prior to the Company's acquisition of GeoCities.

Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

The results of operations for entities acquired in 1999 and accounted for under the purchase method were not material to the Company. The results of operations of these acquired entities are included with those of the Company for periods subsequent to the acquisition date.

Viaweb was a provider of software and services for hosting online stores. In connection with the acquisition of Viaweb and pursuant to discussions with the Staff of the Securities and Exchange Commission (the "Staff"), approximately $15 million of the purchase price was assigned to in-process research and development and expensed upon the consummation of the acquisition. Various factors were considered in discussions with the Staff in determining the amount of the purchase price to be allocated to in-process research and development such as, estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles, are being amortized on a straight-line basis over three and seven years, respectively.

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

Starseed was a developer of technology that enabled the linking of topically related Web sites. Approximately $1.2 million of the purchase price was allocated to purchased technology which is being amortized on a straight-line basis over one year and approximately $24.0 million was allocated to goodwill which is being amortized on a straight-line basis over three years.

HyperParallel specialized in data analysis. Approximately $2.3 million of the total purchase price was allocated to in-process research and development. This amount was developed by estimating the stage of development of each in-process research and development project at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 35%, which represents a premium to the Company's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in advertising and technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions. Approximately $1.2 million of the total purchase price was allocated to existing technology which is being amortized over 3 years. The value of the existing technology was developed based on similar assumptions using a discount rate of 25%. The projections used in developing the values should not be considered an accurate predictor of future performance for several reasons, including the consideration of many factors outside the control of the Company. The remaining purchase price of approximately $4.6 million was allocated to goodwill which is being amortized over 7 years. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

Log-Me-On, founded in 1998, was a development stage entity with limited operations, no revenues, and four developers. As of the acquisition date, the Company's efforts had been focused solely on developing a browser technology that was approximately 30% complete and there was no other technology developed or in process at such date. Approximately $9.8 million of the purchase price was allocated to in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use. Additional development subsequent to the acquisition date principally relates to development of browser and toolbar technology that would allow users into Yahoo! sites without typing URLs or retrieving bookmarks, creation of the user interface, development of customization screens and procedures, and establishment of data links. The Company expects the development of this technology to be completed in the third quarter of 2000. Future research and development costs are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if this technology is not successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected. The remaining purchase price of approximately $100,000 was allocated to the work force in place and is being amortized over the employment contract period. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

In February 1996, the Company and Rogers Media Inc. ("Rogers") signed the Yahoo! Canada Affiliation Agreement whereby Yahoo! licensed certain intellectual property and development rights to Rogers, which Rogers utilized to operate Yahoo! Canada. On March 1, 1999, this agreement was terminated, as were all licenses and other rights and obligations granted under the agreement. As part of this agreement, Yahoo! acquired the Yahoo! Canada business including the URL, www.yahoo.ca.com, and existing advertising relationships from Rogers. Total consideration was $9 million in cash and the issuance of a note payable for $9 million which was settled in April 1999. The Company recorded an intangible asset of approximately $18 million which is being amortized over 10 years. The results of operations of Yahoo! Canada are included in the statement of operations of Yahoo! beginning March 1, 1999.

In connection with the acquisition of ISSG, approximately $1.2 million of the purchase price was allocated to in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use. Additional development subsequent to the acquisition date principally relates to the development and further adaptation of the technology to enhance the Company's overall communications strategy. The Company expects the development of this technology to be completed in the second quarter of 2000. Future research and development costs are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if this technology is not successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected. Of the remaining purchase price, $12.1 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over five years while $0.8 million was allocated to tangible assets acquired and liabilities assumed.

The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. To date, the duration of the Company's banner advertising commitments has ranged from one week to two years. Sponsorship advertising contracts have longer terms (ranging from three months to three years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized as "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties, are delivered. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of impressions; to the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

The Company also earns revenue from business services, electronic commerce transactions, and barter transactions. Business services revenues include fees for broadcasting live and on-demand events as well as hosting services and membership programs and are recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Revenues from electronic commerce transactions are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo!. Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Yahoo! properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions. To date, revenues from electronic commerce transactions and barter transactions have each been less than 10% of net revenues. Revenues from business services were 10% of net revenues in 1999 and 9% and 7% in 1998 and 1997, respectively. No one customer accounted for 10% or more of net revenues during 1999, 1998, and 1997.

Results of Operations

Net Revenues

Net revenues were $588.6 million, $245.1 million, and $84.1 million for the years ended December 31, 1999, 1998, and 1997, respectively.

Advertising Revenue. Of the total net revenues for the years ended December 31, 1999, 1998, and 1997, advertising revenue was $529.9 million, $223.5 million, and $78.4 million, respectively. The increases from year to year are due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 5,200 customers advertised on the Company's online media properties during 1999 as compared to approximately 4,300 and 2,900 in 1998 and 1997, respectively. No one customer accounted for 10% or more of net revenues during the years ended December 31, 1999, 1998 and 1997. Advertising purchases by SOFTBANK and its consolidated affiliates, a 23% stockholder of the Company at December 31, 1999, accounted for approximately 1% of net revenues during each of the years ended December 31, 1999 and 1998 and 3% during the year ended December 31, 1997. Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company. International revenues accounted for 10%, 7% and 4% of net revenues during the years ended December 31, 1999, 1998, and 1997, respectively. Barter revenues represented less than 10% of net revenues during those same periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the last three years, management does not believe that this level of revenue growth will be sustained in future periods.

Business Services Revenue. Business services revenue consists of revenues generated from broadcasting live and on-demand audio and video events and subscription-based hosting services. Business services revenue comprised $56.4 million, $18.8 million, and $5.7 million of total net revenue for the years ended December 31, 1999, 1998, and 1997, respectively. The year-to-year increases are primarily attributable to the increasing number of events broadcasted by the Company and the increasing number of users of the various hosting services. The Company broadcasted approximately 3,600 events during 1999, as compared to 1,800 and 742 during 1998 and 1997, respectively. Yahoo! Store, which was launched during the first quarter of 1998, comprised the most significant portion of revenue from hosting services. Yahoo! Store members totaled 9,000 and 3,500 at December 31, 1999 and 1998, respectively.

Cost of Revenues

Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, amortization of purchased technology, equipment depreciation, and compensation related expenses. The Company does not allocate any cost of revenues or operating costs to its business services segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance. Cost of revenues were $101.8 million for the year ended December 31, 1999, or 17% of net revenues, as compared to $52.2 million, or 21% of net revenues, and $19.9 million, or 24% of net revenues, for the years ended December 31, 1998 and 1997, respectively. The absolute dollar increases in cost of revenues from year to year are primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and the amortization of purchased technology. Unamortized purchase technology totaled $11.6 million at December 31, 1999 and will be amortized through the fourth quarter of 2001. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 465 million page views per day in December 1999 compared with an average of approximately 207 million page views per day in December 1998 and an average of approximately 84 million page views per day in December 1997. Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page views figures and accounted for an average of approximately 39 million per day in December 1999, an average of approximately 13 million per day in December 1998, and an average of approximately 5 million per day in December 1997. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future.

Sales and Marketing

Sales and marketing expenses were $214.9 million for the year ended December 31, 1999, or 37% of net revenues. For the years ended December 31, 1998 and 1997, sales and marketing expenses were $124.7 million and $58.5 million, or 51% and 70% of net revenues, respectively. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include distribution costs), compensation and employee related expenses (which include employer payroll taxes assessed on non-qualified stock option exercises), sales commissions, and travel costs. The year-to-year increases in absolute dollars are primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in the international subsidiaries with the addition of subsidiaries in Sweden, Australia, Singapore, Korea, Denmark, and Norway during 1997, Italy, Hong Kong, and Spain as well as Yahoo! guides in Spanish and Mandarin Chinese languages during 1998, and Taiwan, Brazil, China, and Mexico during 1999, and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization.

Product Development

Product development expenses were $67.5 million, or 11% of net revenues for the year ended December 31, 1999 compared to $33.9 million and $16.7 million, or 14% and 20% of net revenues for the years ended December 31, 1998 and 1997, respectively. Product development expenses consist primarily of payroll and related expenses (which include employer payroll taxes assessed on non-qualified stock option exercises) incurred for enhancements to and maintenance of the Company's Web site, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Web site development costs, and other operating costs. The year-to-year increases in absolute dollars are primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties and increased amortization expense. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

General and Administrative

General and administrative expenses were $36.3 million, or 6% of net revenues for the year ended December 31, 1999 compared to $24.2 million and $12.9 million, or 10% and 15% of net revenues for the years ended December 31, 1998 and 1997, respectively. General and administrative expenses consist primarily of compensation (which includes employer payroll taxes assessed on non-qualified stock option exercises) and fees for professional services, and the year-to-year increases in absolute dollars are primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services.

Amortization of Intangibles

Amortization expense was $13.8 million for the year ended December 31, 1999 as compared to $2.6 million for the year ended December 31, 1998. There was no amortization expense in 1997. The year-to-year increase is principally attributable to goodwill amortization resulting from the March 1999 Yahoo! Canada acquisition which resulted in $18.0 million in additional goodwill, the November 1999 ISSG acquisition which resulted in $12.1 million of goodwill and other intangible assets and the June 1998 Viaweb acquisition and the December 1998 Starseed acquisition which resulted in a combined $48.3 million of additional goodwill and other intangible assets. Unamortized goodwill and other intangible assets totaled $66.5 million at December 31, 1999 and will be amortized through the first quarter of 2009.

Other – Nonrecurring Costs

For the year ended December 31, 1999, the Company recorded nonrecurring costs of $87.5 million. These costs were primarily attributable to acquisition related expenses of $76.6 million in connection with the acquisitions of Encompass, GeoCities, Online Anywhere, and broadcast.com. The Company also recorded nonrecurring charges of $9.8 million and $1.2 million in connection with the Log-Me-On and ISSG acquisitions, respectively, for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

For the year ended December 31, 1998, the Company recorded nonrecurring costs of $21.2 million. These costs were primarily attributable to $17.6 million of in-process research and development that had not yet reached technological feasibility and had no alternative future use and were recorded in connection with the acquisitions of Viaweb and HyperParallel. The Company also recorded non-recurring costs of $3.6 million for acquisition related expenses in connection with the acquisitions of Yoyodyne and SimpleNet.

For the year ended December 31, 1997, the Company recorded nonrecurring costs of $25.1 million, of which $21.2 million related to a one-time, non-cash charge to release the Company from obligations associated with an agreement with VISA and $3.9 million in acquisition related charges in connection with the acquisition of Four11.

Investment Income, Net

Investment income, net of expense, was $37.7 million for the year ended December 31, 1999 compared to $18.8 million and $4.8 million for the years ended December 31, 1998 and 1997, respectively. The year-to-year increases are primarily attributable to a higher average investment balance. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

Minority Interests in Operations of Consolidated Subsidiaries

Minority interests in income from operations of consolidated subsidiaries was $2.5 million for the year ended December 31, 1999 as compared to minority interests in loss from operations of consolidated subsidiaries of $68,000 and $727,000 for the years ended December 31, 1998 and 1997, respectively. The change from loss from operations of consolidated subsidiaries in 1998 to income from operations of consolidated subsidiaries in 1999 was attributable to profitable results recorded in the European and Korean joint ventures for 1999. The decrease from 1997 to 1998 is primarily attributable to near break-even results in the European and Korean joint ventures in the aggregate. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. If the consolidated subsidiaries remain profitable, the minority interests adjustment on the statement of operations will continue to reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

Income Taxes

The provision for income taxes for the year ended December 31, 1999 differs from the amount computed by applying the statutory federal rate principally due to nondeductible costs related to the Company's acquisitions (primarily broadcast.com and GeoCities), nondeductible amortization charges related to other acquisitions, and a change in income tax regulations resulting in the recognition of certain acquired loss carryforward benefits.

The provision for income taxes for the year ended December 31, 1998 differs from the amount computed by applying the statutory federal rate principally due to changes in the valuation allowance related to limitations on net operating losses of acquired companies and nondeductible acquisition related charges.

No provision for income taxes was recorded for the year ended December 31, 1997 as the Company had net operating losses.

Net Income (Loss)

The Company recorded net income of $61.1 million or $0.10 per share diluted for the year ended December 31,1999 compared to net losses of $12.7 million and $43.4 million, or $0.03 and $0.11 per share diluted for the years ended December 31, 1998 and 1997, respectively. The results for 1999 include nonrecurring charges of $87.5 million incurred in connection with various 1999 acquisitions, employer payroll taxes on option exercises of $10.3 million and amortization of purchased technology and intangible assets acquired in certain acquisitions of $9.5 million and $13.8 million, respectively. The results for 1998 include nonrecurring charges of $21.2 million incurred in connection with various 1998 acquisitions and amortization of $3.5 million and $2.6 million from the purchased technology and intangible assets acquired in certain of those acquisitions. The results for 1997 include the one-time, non-cash, pre-tax charge of $21.2 million recorded during the second quarter of 1997 for the restructuring of the Yahoo! Marketplace agreements with the Visa Group and the one-time charge of $3.9 million recorded during the fourth quarter of 1997 for costs incurred for the acquisition of Four11.

The Company is subject to employer payroll taxes on employee exercises of non-qualified stock options. Assuming the fair market value of the Company's Common Stock was $200 per share on January 1, 2000, employer payroll taxes on unrealized gains related to vested and unvested non-qualified stock options would be approximately $60.6 million and $184.9 million, respectively. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Net proceeds that the Company would receive upon the exercise of such vested and unvested stock options would approximate $216.7 million and $3.2 billion, respectively. In addition, the Company would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. The Company's quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

Liquidity and Capital Resources

Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At December 31, 1999, the Company had cash and cash equivalents and investments in marketable debt securities totaling $961.1 million compared to $626.8 million and $136.6 million at December 31, 1998 and 1997, respectively.

For the year ended December 31, 1999, cash provided by operating activities of $216.3 million was primarily attributable to earnings of $61.1 million, depreciation and amortization of $42.3 million, purchased in-process research and development of $11.0 million, tax benefits from stock options of $37.1 million, an increase in deferred revenue of $49.1 million, and an increase in accrued expenses and other liabilities of $50.0 million. The increase in cash provided by operating activities was offset by an increase in prepaid expenses and other assets of $21.2 million and an increase in accounts receivable of $20.3 million. The increase in deferred revenue relates principally to overall significant growth in revenue and increases in advanced payments on several new and relatively longer sponsorship agreements. For the year ended December 31, 1998, cash provided by operating activities of $82.2 million was primarily due to a net loss of $12.7 million and an increase in accounts receivable of $19.6 million, offset by purchased in-process research and development of $17.6 million, depreciation and amortization of $16.5 million, tax benefits from stock option plans of $17.8 million, an increase in deferred revenue of $34.1 million, and an increase in accrued expenses and other liabilities of $22.7 million. For the year ended December 31, 1997, cash used in operating activities of $14.7 million was primarily due to the net loss of $43.4 million and increases in accounts receivable of $8.5 million and prepaid expenses and other assets of $7.2 million, partially offset by a non-cash charge of $23.0 million, depreciation and amortization of $4.6 million, and increases in accrued expenses and other current liabilities of $9.3 million, accounts payable of $4.7 million, and deferred revenue of $3.4 million.

Cash used in investing activities was $448.6 million for the year ended December 31, 1999. Purchases (net of sales and maturities) of investments in marketable securities, acquisitions, and other investments during the period were $399.1 million and capital expenditures totaled $49.5 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used in investing activities was $383.5 million for the year ended December 31, 1998. Purchases (net of sales and maturities) of investments in marketable securities and other assets during the period were $360.7 million and capital expenditures totaled $22.9 million. Cash provided by investing activities was $14.8 million for the year ended December 31, 1997. Sales and maturities (net of purchases) of investments in marketable securities during the period were $25.6 million and capital expenditures totaled $10.8 million.

Cash provided by financing activities was $235.5 million for the year ended December 31, 1999 primarily due to proceeds from the issuance of Common Stock pursuant to stock option exercises. For the year ended December 31, 1998, cash provided by financing activities of $439.9 million was due primarily to the issuance of Common Stock to SOFTBANK in the net amount of $250 million during July 1998, the issuance of common stock as part of the broadcast.com July 1998 initial public offering in the net amount of $43.2 million, the issuance of Common Stock as part of the GeoCities August 1998 initial public offering in the amount of $84.3 million, the receipt of $25.0 million in connection with the sale of Mandatory Redeemable Convertible Preferred Stock, and the issuance of Common Stock pursuant to the exercise of stock options. For the year ended December 31, 1997, cash provided by financing activities of $53.5 million was due primarily to the receipt of $7.9 million in connection with the sale of Preferred Stock and the issuance of Common Stock pursuant to the exercise of stock options.

During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to be constructed in 2000 to 2003, and to serve as the Company's new headquarters. Upon substantial completion of the buildings, the Company will collateralize a lease facility with deposited funds equal to the amount of the funds drawn on the facility by the lessors, estimated to range from $300 to $350 million. Rent obligations for the buildings will bear a direct relationship to the lessors' carrying costs. The amount of the rent obligation is contingent upon future events.

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

Year 2000 Update

In order to reduce the risks of the Year 2000 compliance problem, Yahoo! established a Year 2000 Team which undertook a formal assessment of the impact of the Year 2000 problem. The formal process involved assessment of the following Yahoo! systems:

  •
  internal infrastructure systems
  •
  hardware systems, including servers and systems used for date storage;
  •
  software systems, including applications, development tools and proprietary code;
  •
  infrastructure systems, including routers, hubs and networks;
  •
  facility systems, including general building functions, security, HVAC and related operations
  •
  Yahoo! products, including Yahoo!'s Web site and related services; and
  •
  the systems of Yahoo! business partners, including content providers and ISPs.

Yahoo! conducted its formal assessment of Year 2000 compliance by gathering information on each aspect of Yahoo!'s internal infrastructure, including all applications and hardware in use by Yahoo!, reviewing each component or application for date usage, and examining date representations. Yahoo! has not experienced any significant Year 2000 issues associated with its systems.

Yahoo! focused on identifying and resolving any Year 2000 issues existing within the Yahoo! Web site and Yahoo!'s related services. As of March 10, 2000, Yahoo! was not aware of any significant Year 2000 issues directly related to a failure of its products to be Year 2000 ready.

With respect to vendor-supplied items and services, Yahoo! conducted an extensive review of product compliance information on such items and services available online, in vendor literature and through trade group information resources, contacted its vendors for compliance information, and maintained documentation of assessments that have been performed by such vendors or outside sources. As of March 10, 2000, Yahoo! has not been negatively affected by the Year 2000 issue associated with these suppliers.

Yahoo! did not incur material costs in this formal assessment process, and currently does not believe that the cost of any additional actions will have a material effect on its results of operations or financial condition.

The year 2000 is a leap year, and February 29, 2000 is a date frequently associated with the Year 2000 issue. In addition, some Year 2000 issues may not be discovered until well after January 1, 2000. As such, Yahoo! believes that risks associated with the Year 2000 issue may continue to exist after January 1, 2000. Yahoo! believes its most likely worst-case scenarios after January 1, 2000 will relate to undiscovered problems associated with its products, due to the inability to anticipate every possible Year 2000 problem, or due to problems associated with the interaction between Yahoo!'s products and its vendors' applications. A failure in Yahoo!'s products could result in claims against Yahoo! and could materially and adversely affect Yahoo!'s financial condition and results of operations. Finally, Yahoo! believes that it has taken steps to identify and address Year 2000 issues within its various readiness programs. However, if efforts to identify and address Year 2000 issues in Yahoo!'s internal infrastructure, product readiness, and vendor base were unsuccessful, including those issues associated with the leap year, Yahoo! may experience unanticipated problems that could materially and adversely affect its financial condition and results of operations.

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

Foreign Currency Risk. International revenues from the Company's foreign subsidiaries were 10% of total revenues in 1999. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in 1999 was not material.

Investment Risk. The Company invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations. For these investments in privately-held companies, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since the Company's initial investment, certain of these investments in privately-held companies have become marketable securities upon the investees completing initial public offerings. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

Item 8.  Financial Statements and Supplementary Data

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Accountants	32
Consolidated Balance Sheets at December 31, 1999 and 1998	33
Consolidated Statements of Operations for each of the three years in the period ended December 31, 1999	34
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1999	35
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1999	36
Notes to Consolidated Financial Statements	37
Financial Statement Schedules:
II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 1999	50
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Quarterly Financial Data (unaudited) for the two years ended December 31, 1999	51

Report of Independent Accountants

To the Board of Directors and Stockholders of Yahoo! Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 7, 2000, except as to the stock split described in Note 1 and Note 11, which are as of March 9, 2000

Consolidated Balance Sheets YAHOO! INC.
(in thousands, except par value)

	December 31,
	1999	1998

ASSETS
Current assets:
Cash and cash equivalents	$233,951	$230,961
Short-term investments in marketable securities	638,508	341,822
Accounts receivable, net of allowance of $11,322 and $5,947, respectively	54,426	34,089
Prepaid expenses and other current assets	19,038	10,860

Total current assets	945,923	617,732
Long-term investments in marketable securities	339,623	55,931
Property and equipment, net	58,111	31,007
Other assets	126,164	76,349

Total assets	$1,469,821	$781,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,457	$9,986
Accrued expenses and other current liabilities	88,154	46,147
Deferred revenue	90,708	39,796

Total current liabilities	192,319	95,929
Other liabilities	12,407	6,830
Minority interests in consolidated subsidiaries	3,790	1,248
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	–	–
Common Stock, $0.001 par value; 900,000 shares authorized; 532,798 and 497,998 issued and outstanding, respectively	533	498
Additional paid-in capital	1,143,646	747,517
Accumulated deficit	(11,553)	(71,861)
Accumulated other comprehensive income	128,679	858

Total stockholders' equity	1,261,305	677,012

Total liabilities and stockholders' equity	$1,469,821	$781,019

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations YAHOO! INC.
(in thousands, except per share amounts)

	Years Ended December 31,
	1999	1998	1997

Net revenues	$588,608	$245,100	$84,108
Cost of revenues	101,799	52,154	19,882

Gross profit	486,809	192,946	64,226

Operating expenses:
Sales and marketing	214,887	124,734	58,467
Product development	67,511	33,917	16,699
General and administrative	36,321	24,154	12,877
Amortization of intangibles	13,815	2,628	–
Other – nonrecurring costs	87,542	21,234	25,095

Total operating expenses	420,076	206,667	113,138

Income (loss) from operations	66,733	(13,721)	(48,912)
Investment income, net	37,699	18,806	4,809
Minority interests in operations of consolidated subsidiaries	(2,542)	68	727

Income (loss) before income taxes	101,890	5,153	(43,376)
Provision for income taxes	40,757	17,827	–

Net income (loss)	$61,133	$(12,674)	$(43,376)

Net income (loss) per share – basic	$0.12	$(0.03)	$(0.11)

Net income (loss) per share – diluted	$0.10	$(0.03)	$(0.11)

Shares used in per share calculation – basic	515,948	439,990	391,542

Shares used in per share calculation – diluted	596,790	439,990	391,542

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity YAHOO! INC.
(in thousands)

	Capital Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
				Accumulated Deficit			Comprehensive Income (Loss)
	Shares	Amount				Total

Balance at December 31, 1996	372,616	$766	$123,904	$(14,206)	$(63)	$110,401
Comprehensive income (loss):
Net loss	–	–	–	(43,376)	–	(43,376)	$(43,376)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment							(380)

Other comprehensive income (loss)	–	–	–	–	(380)	(380)	(380)

Comprehensive income (loss)							$(43,756)

Accretion of Mandatory Redeemable Convertible Preferred Stock	–	–	(832)	–	–	(832)
Conversion of Convertible Preferred Stock to Mandatory Redeemable Convertible Preferred Stock	(2,400)	(396)	–	–	–	(396)
Sale of Common Stock, net of issuance costs	10,444	10	32,724	–	–	32,734
Issuance of Common Stock pursuant to employee stock plans, exercise of warrants and other	23,280	23	7,544	–	–	7,567
Issuance of Common Stock for acquisitions and investments	922	1	6,399	–	–	6,400
Issuance of Common Stock pursuant to Visa Group Agreement	5,596	6	21,044	–	–	21,050
Write-up of investment in Yahoo! Japan	–	–	1,700	–	–	1,700
Compensation and other expense on option grants and warrant issuances	–	–	2,373	–	–	2,373

Balance at December 31, 1997	410,458	410	194,856	(57,582)	(443)	137,241
Comprehensive income (loss):
Net loss	–	–	–	(12,674)	–	(12,674)	$(12,674)
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities							1,013
Foreign currency translation adjustment							288

Other comprehensive income (loss)	–	–	–	–	1,301	1,301	1,301

Comprehensive income (loss)							$(11,373)

Accretion of Mandatory Redeemable Convertible Preferred Stock	–	–	(1,396)	–	–	(1,396)
Conversion of Mandatory Redeemable Convertible Preferred Stock to Common Stock	29,180	29	34,400	–	–	34,429
Issuance of Common Stock pursuant to employee stock plans, exercise of warrants and other	23,286	23	31,820	–	–	31,843
Issuance of Common Stock for acquisitions	5,504	6	77,136	–	–	77,142
Sale of Common Stock, net of issuance costs	29,570	30	385,283	–	–	385,313
Compensation expense on option grants	–	–	2,163	–	–	2,163
Tax benefits from stock options	–	–	23,255	–	–	23,255
Other	–	–	–	(1,605)	–	(1,605)

Balance at December 31, 1998	497,998	498	747,517	(71,861)	858	677,012
Comprehensive income (loss):
Net income	–	–	–	61,133	–	61,133	$61,133
Other comprehensive income (loss), net of tax:
Net unrealized gains on securities							128,063
Foreign currency translation adjustment							(242)

Other comprehensive income (loss)	–	–	–	–	127,821	127,821	127,821

Comprehensive income (loss)							$188,954

Issuance of Common Stock pursuant to employee stock plans and exercise of warrants	34,420	34	237,815	–	–	237,849
Compensation expense on option grants	–	–	2,985	–	–	2,985
Issuance of Common Stock for acquisitions and investment	380	1	31,901	–	–	31,902
Other	–	–	825	(825)	–	–
Tax benefits from stock options	–	–	122,603	–	–	122,603

Balance at December 31, 1999	532,798	$533	$1,143,646	$(11,553)	$128,679	$1,261,305

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows YAHOO! INC.
(in thousands)

	Years Ended December 31,
	1999	1998	1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,133	$(12,674)	$(43,376)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,330	16,472	4,644
Tax benefits from stock options	37,147	17,827	–
Minority interests in operations of consolidated subsidiaries	2,542	(68)	(727)
Purchased in-process research and development	10,975	17,600	–
Other non-cash charges	2,985	2,429	23,041
Changes in assets and liabilities:
Accounts receivable, net	(20,272)	(19,596)	(8,524)
Prepaid expenses and other assets	(21,219)	2,308	(7,239)
Accounts payable	1,700	1,141	4,700
Accrued expenses and other liabilities	49,953	22,667	9,347
Deferred revenue	49,062	34,126	3,395

Net cash provided by (used in) operating activities	216,336	82,232	(14,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(49,548)	(22,863)	(10,824)
Purchases of marketable securities	(998,309)	(511,526)	(58,753)
Proceeds from sales and maturities of marketable securities	644,057	159,850	86,678
Acquisitions and other investments	(44,817)	(9,008)	(2,294)

Net cash provided by (used in) investing activities	(448,617)	(383,547)	14,807

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock and Convertible Preferred Stock, net	237,849	442,209	52,009
Other	(2,336)	(2,328)	1,498

Net cash provided by financing activities	235,513	439,881	53,507

Effect of exchange rate changes on cash and cash equivalents	(242)	288	(380)

Net change in cash and cash equivalents	2,990	138,854	53,195
Cash and cash equivalents at beginning of year	230,961	92,107	38,912

Cash and cash equivalents at end of year	$233,951	$230,961	$92,107

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements YAHOO! INC.

Note 1THE COMPANY AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet communications, commerce, and media company that offers a comprehensive branded network of services to millions of worldwide users daily. The Company was incorporated in California on March 5, 1995 and commenced operations on that date. On May 18, 1999, the Company reincorporated in Delaware and changed the par value of its Common Stock to $0.001. The consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the reincorporation.

The Company consummated acquisitions of broadcast.com inc. in July 1999, GeoCities in May 1999, as well as various other acquisitions during 1999, 1998, and 1997, that were accounted for as poolings of interests. The consolidated financial statements for the three years ended December 31, 1999 and the accompanying notes reflect the Company's financial position and the results of operations as if the acquired entities were wholly-owned subsidiaries of the Company since inception.

Components of the consolidated results of operations of Yahoo! and the acquired companies, prior to their acquisitions by Yahoo!, are as follows (in thousands):

	Years Ended December 31,
	1999	1998	1997

Net revenues:
Yahoo!	$543,732	$198,981	$65,340
broadcast.com	28,748	17,392	6,776
GeoCities	12,984	18,227	4,462
Others	3,144	10,500	7,530

	$588,608	$245,100	$84,108

Net income (loss):
Yahoo!	$86,766	$30,216	$(19,973)
broadcast.com	(7,617)	(14,290)	(6,474)
GeoCities	(17,249)	(19,759)	(8,903)
Others	(767)	(8,841)	(8,026)

	$61,133	$(12,674)	$(43,376)

Stock Split. During January 2000, the Company's Board of Directors approved a two-for-one Common Stock split which was effective on February 14, 2000. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from additional paid-in capital to common stock, the par value of additional shares issued as a result of the splits. In addition, all references to the number of shares, per share amounts, stock option data, and market prices in the financial statements and notes thereto for all periods presented have been restated to reflect the stock split.

Principles of Consolidation. The consolidated financial statements include the accounts of Yahoo! and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net income or loss attributable to the minority stockholder interests which related to the Company's subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Investments in entities in which the Company can exercise significant influence, but less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

Reclassifications. Certain prior years' balances have been reclassified to conform to the current year's presentation.

Revenue Recognition. The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. To date, the duration of the Company's banner advertising commitments has ranged from one week to two years. Sponsorship advertising contracts have longer terms (ranging from three months to three years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized as "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties, are delivered. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of impressions; to the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

The Company also earns revenue from business services, electronic commerce transactions, and barter transactions. Business services revenues include fees for broadcasting live and on-demand events as well as hosting services and membership programs and are recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Revenues from electronic commerce transactions are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo!. Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Yahoo! properties. Barter transactions are recorded at the fair value of the goods or services provided or received, whichever is more readily determinable in the circumstances. In determining the value of the goods or services provided, the Company uses historical pricing of comparable cash transactions. To date, revenues from electronic commerce transactions, barter transactions, and business services have each been less than 10% of net revenues. No one customer accounted for 10% or more of net revenues during 1999, 1998, and 1997.

Deferred revenue is primarily comprised of billings in excess of recognized revenue relating to advertising contracts and payments received pursuant to sponsorship advertising contracts in advance of revenue recognition.

Product Development. Product development costs consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's Web site, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Web site development costs, and other operating costs.

Internal Use Software Costs. Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." In accordance with SOP 98-1, the Company has capitalized certain internal use software and Web site development costs totaling $3.2 million during the year ended December 31, 1999. The estimated useful life of costs capitalized is evaluated for each specific project and range from one to two years. During the year ended December 31, 1999, the amortization of capitalized costs totaled $0.7 million.

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $79.5 million, $39.2 million, and $14.1 million for 1999, 1998, and 1997, respectively.

Benefit Plan. The Company maintains a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 17% of his or her annual compensation to the Plan. The Company matches employee contributions at a rate of 25%. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33.3% per year of employment. During 1999, 1998, and 1997, the Company's contributions amounted to $1.4 million, $0.6 million, and $0.3 million, respectively.

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

The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expensed as incurred. At December 31, 1999 and 1998, the Company recorded net unrealized gains on its marketable debt and equity securities, net of income tax, of approximately $129.1 million and $1.0 million, respectively.

The Company also invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations. For these investments in privately-held companies, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since the Company's initial investment, certain of these investments in privately-held companies have become marketable securities upon the investees completing initial public offerings. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short and long-term investments, and accounts receivable. Substantially all of the Company's cash, cash equivalents, short and long-term investments are managed by five financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses; historically, such losses have been within management's expectations. At December 31, 1999 and 1998, no one customer accounted for 10% or more of the accounts receivable balance.

Depreciation and Amortization. Property and equipment, including leasehold improvements, are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Goodwill and other intangible assets are included in other assets and are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally three to ten years. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows and recognizes impairments, if any, based on expected discounted future cash flows.

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

Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Foreign Currency. The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues, costs, and expenses. Translation gains (losses) are deferred and accumulated in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). During the years ended December 31, 1998 and 1997, options to purchase approximately 129.2 million shares and 105.0 million shares, respectively, were outstanding but were not included in the computation because they are antidilutive. For the year ended December 31, 1999, common equivalent shares approximated 80.8 million shares and related to shares issuable upon the exercise of stock options. Net income (loss) for the years ended December 31, 1998 and 1997 was adjusted to reflect accretion related to the mandatory redeemable convertible preferred stock in the amount of $1.4 million and $0.8 million, respectively, in computing basic and diluted net loss per share.

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

Comprehensive Income. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities, net of tax, and the cumulative translation adjustment.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes that adoption of this pronouncement will have no material impact on the Company's final position and results from operations. In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

Note 2BALANCE SHEET COMPONENTS (IN THOUSANDS)

	December 31,
	1999	1998

Property and equipment:
Computers and equipment	$61,130	$35,504
Furniture and fixtures	15,877	6,538
Leasehold improvements	13,287	5,116

	90,294	47,158
Less: accumulated depreciation	(32,183)	(16,151)

	$58,111	$31,007

Other assets:
Intangible assets	$78,085	$66,063
Investments in privately-held companies	20,750	5,445
Other	27,329	4,841

	$126,164	$76,349

Accrued expenses and other current liabilities:
Accrued compensation and related expenses	$28,242	$13,246
Accrued content, connect, and other costs	15,849	10,276
Accrued sales and marketing related expenses	17,595	6,847
Accrued professional service expenses	6,869	5,973
Accrued acquisition costs	5,132	1,129
Accrued income taxes payable	4,757	2,109
Other	9,710	6,567

	$88,154	$46,147

Note 3INVESTMENTS

The following tables summarize the Company's investments in available-for-sale securities (in thousands):

	December 31, 1999
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies	$691,490	$–	$(1,972)	$689,518
Municipal bonds	26,714	–	(76)	26,638
Corporate debt securities	9,284	–	(26)	9,258
Corporate equity securities	33,760	218,924	(1,717)	250,967
Other	1,756	–	(6)	1,750

	$763,004	$218,924	$(3,797)	$978,131

	December 31, 1998
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies	$352,531	$611	$–	$353,142
Municipal bonds	12,893	81	–	12,974
Corporate debt securities	26,701	26	–	26,727
Corporate equity securities	1,000	910	–	1,910
Other	3,020	–	(20)	3,000

	$396,145	$1,628	$(20)	$397,753

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	1999	1998

Due within one year	$638,508	$341,822
Due after one year through two years	88,656	54,021

	$727,164	$395,843

Note 4RELATED PARTY TRANSACTIONS

During 1999, 1998, and 1997, the Company recognized net revenues of approximately $6.8 million, $2.9 million, and $2.7 million, respectively, on advertising contracts and publication, development, and licensing arrangements with SOFTBANK, a holder of approximately 23% of the Company's Common Stock at December 31, 1999, and its consolidated affiliates. Prices on these contracts were comparable to those given to other similarly situated customers of the Company.

Note 5ACQUISITIONS

As of December 31, 1999, the Company had completed sixteen acquisitions since its inception. The following table summarizes the acquisitions completed through December 31, 1999 that were accounted for as poolings of interests (shares issued in thousands):

Company	Acquisition Date	Shares Issued

Four11 Corporation	October 20, 1997	12,046
WebCal Corporation	July 17, 1998	1,084
Yoyodyne Entertainment, Inc.	October 20, 1998	1,019
SimpleNet*	November 30, 1998	1,269
Net Roadshow, Inc.*	March 15, 1999	1,435
Encompass, Inc.	May 26, 1999	1,390
GeoCities	May 28, 1999	43,281
Online Anywhere	May 28, 1999	906
broadcast.com inc.	July 20, 1999	57,294

* Acquisitions completed by broadcast.com prior to the Company's acquisition of broadcast.com.

For the year ended December 31, 1999, nonrecurring charges related to acquisition costs totaled $76.6 million and included investment banking, financial and legal advisory services, severance and contract termination costs related to the mergers. These costs were primarily attributable to the GeoCities and broadcast.com acquisition costs of $55.0 million and $20.0 million, respectively. For 1998 and 1997, nonrecurring charges related to acquisition costs were $3.6 million and $3.9 million, respectively. At December 31, 1999, $5.1 million of accrued acquisition costs were included in accrued expenses and other current liabilities. These accrued amounts consist of contract termination and severance costs and will be paid during the year ending December 31, 2000.

The Company's consolidated financial statements for the three years ended December 31, 1999 reflect the Company's financial position and results of operations as if the above acquired entities, accounted for as poolings of interests, were wholly-owned subsidiaries of the Company since inception, with the exception of WebCal, whose historical operations were not material to the Company's financial position, results of operations, or cash flows.

The following table summarizes the acquisitions completed through December 31, 1999 that were accounted for under the purchase method of accounting (purchase price in millions):

Company	Acquisition Date	Purchase Price

Viaweb Inc.	June 10, 1998	$48.6
Starseed, Inc.**	December 4, 1998	24.8
HyperParallel, Inc.	December 17, 1998	8.1
Log-Me-On.Com LLC	January 15, 1999	9.9
Yahoo! Canada	March 1, 1999	18.0
Futuretouch Corporation**	March 23, 1999	6.2
Innovative Systems Services Group, Inc.	November 22, 1999	$14.1

** Acquisitions completed by GeoCities prior to the Company's acquisition of GeoCities.

Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date.

The results of operations for entities acquired in 1999 and accounted for under the purchase method were not material to the Company. The results of operations of these acquired entities are included with those of the Company for periods subsequent to the acquisition date.

Viaweb was a provider of software and services for hosting online stores. In connection with the acquisition of Viaweb and pursuant to discussions with the Staff of the Securities and Exchange Commission (the "Staff"), approximately $15 million of the purchase price was assigned to in-process research and development and expensed upon the consummation of the acquisition. Various factors were considered in discussions with the Staff in determining the amount of the purchase price to be allocated to in-process research and development such as, estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles, are being amortized on a straight-line basis over three and seven years, respectively.

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

Starseed was a developer of technology that enabled the linking of topically related Web sites. Approximately $1.2 million of the purchase price was allocated to purchased technology which is being amortized on a straight-line basis over one year and approximately $24.0 million was allocated to goodwill which is being amortized on a straight-line basis over three years.

HyperParallel specialized in data analysis. Approximately $2.3 million of the total purchase price was allocated to in-process research and development. This amount was developed by estimating the stage of development of each in-process research and development project at the date of the acquisition, estimating incremental cash flows generated from such projects, and discounting the net cash flows back to their present value using a discount rate of 35%, which represents a premium to the Company's cost of capital to take into account the uncertainty surrounding the successful development of the purchased in-process technology. The projections were based on management's estimates of market size and growth, expected trends in advertising and technology, expected research and development and selling and general administrative expenditures, and the expected timing of new product introductions. Approximately $1.2 million of the total purchase price was allocated to existing technology which is being amortized over 3 years. The value of the existing technology was developed based on similar assumptions using a discount rate of 25%. The projections used in developing the values should not be considered an accurate predictor of future performance for several reasons, including the consideration of many factors outside the control of the Company. The remaining purchase price of approximately $4.6 million was allocated to goodwill which is being amortized over 7 years.

Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

Log-Me-On, founded in 1998, was a development stage entity with limited operations, no revenues, and four developers. As of the acquisition date, the Company's efforts had been focused solely on developing a browser technology that was approximately 30% complete and there was no other technology developed or in process at such date. Approximately $9.8 million of the purchase price was allocated to in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use. Additional development subsequent to the acquisition date principally relates to development of browser and toolbar technology that would allow users into Yahoo! sites without typing URLs or retrieving bookmarks, creation of the user interface, development of customization screens and procedures, and establishment of data links. The Company expects the development of this technology to be completed in the third quarter of 2000. Future research and development costs are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if this technology is not successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected. The remaining purchase price of approximately $100,000 was allocated to the work force in place and is being amortized over the employment contract period. Tangible assets acquired and liabilities assumed were not material to the Company's financial statements.

In February 1996, the Company and Rogers Media Inc. ("Rogers") signed the Yahoo! Canada Affiliation Agreement whereby Yahoo! licensed certain intellectual property and development rights to Rogers, which Rogers utilized to operate Yahoo! Canada. On March 1, 1999, this agreement was terminated, as were all licenses and other rights and obligations granted under the agreement. As part of this agreement, Yahoo! acquired the Yahoo! Canada business including the URL, www.yahoo.ca.com, and existing advertising relationships from Rogers. Total consideration was $9 million in cash and the issuance of a note payable for $9 million which was settled in April 1999. The Company recorded an intangible asset of approximately $18 million which is being amortized over 10 years.

In connection with the acquisition of ISSG, approximately $1.2 million of the purchase price was allocated to in-process research and development. This in-process research and development had not reached technological feasibility and had no alternative future use. Additional development subsequent to the acquisition date principally relates to the development and further adaptation of the technology to enhance the Company's overall communications strategy. The Company expects the development of this technology to be completed in the second quarter of 2000. Future research and development costs are not expected to be material to Yahoo!'s financial position or results of operations. In addition, if this technology is not successfully developed, Yahoo!'s revenues and profitability would not be materially adversely affected. Of the remaining purchase price, $12.1 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over five years while $0.8 million was allocated to tangible assets acquired and liabilities assumed.

Note 6JOINT VENTURES

Yahoo! Japan. During April 1996, the Company signed a joint venture agreement with SOFTBANK whereby Yahoo! Japan Corporation ("Yahoo! Japan") was formed to establish and manage in Japan a Japanese version of the Yahoo! Internet Guide, develop related Japanese online navigational services, and conduct other related business. The Company's ownership interest in the joint venture upon inception was 40%. During November 1997, Yahoo! Japan completed its initial public offering raising total proceeds of approximately $5.5 million. Accordingly, the Company increased its investment by $1.7 million, recorded as additional paid-in capital, to reflect the increase in the Company's share of Yahoo! Japan's net assets. During March 1999, Yahoo! Japan completed a secondary public offering and the Company invested an additional $5.9 million in Yahoo! Japan common stock in order to maintain its 34% ownership. The investment is being accounted for using the equity method and the Company's share of net income, to date, has not been significant. At December 31, 1999, the carrying value of the investment was $10.6 million and is recorded in other assets. The fair value of the Company's 34% ownership in Yahoo! Japan, based on the quoted trading price, was approximately $8.4 billion at December 31, 1999.

GeoCities Japan. During November 1997, the Company and SOFTBANK formed a joint venture called GeoCities Japan Corporation ("GeoCities Japan") to create and manage a Japanese version of the GeoCities Web site. In accordance with the joint venture agreement, the Company purchased 40% of GeoCities Japan for approximately $645,000 and licensed certain intellectual properties for the purpose of localizing the Japanese version of GeoCities to GeoCities Japan. The joint venture agreement remains in effect perpetually, provided that, if as of April 1, 2001, or any April 1 thereafter; (i) GeoCities Japan has sustained net losses for the four consecutive fiscal quarters, and (ii) the Company and SOFTBANK differ with respect to the future business plan of GeoCities Japan, then each party shall have the right to terminate the Joint Venture with 90-days notice. The investment is being accounted for using the equity method and the Company's share of net loss, to date, has been immaterial. See Note 11.

Broadcast.com Japan. During January 1999, the Company and SOFTBANK formed a joint venture called broadcast.com japan k.k. ("broadcast.com japan") to aggregate and broadcast Japanese language-based audio and video programming to Internet users and sell the Company's Internet and intranet broadcasting services to business customers in Japan. In accordance with the joint venture agreement, the Company purchased 40% of broadcast.com japan for approximately $2.0 million and licensed certain intellectual properties for the purpose of localizing the Japanese version of broadcast.com to broadcast.com japan. During December 1999, the Company invested an additional $13.3 million in broadcast.com japan in order to maintain its 40% ownership. The investment is being accounted for using the equity method and the Company's share of net loss, to date, has been immaterial. See Note 11.

Yahoo! Europe. On November 1, 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom, and France ("Yahoo! Europe") to establish and manage versions of the Yahoo! Internet Guide for those countries, develop related online navigational services, and conduct other related business. The parties have invested a total of $6.0 million in proportion to their respective equity interests as of December 31, 1999. The Company has a majority share of approximately 70% in each of the Yahoo! Europe entities, and therefore, has consolidated their financial results. During 1999, Yahoo! Europe generated income from operations of $7.3 million while during 1998 and 1997, Yahoo! Europe incurred losses from operations of $0.4 million and $1.8 million, respectively. SOFTBANK's interest in the net assets of Yahoo! Europe at December 31, 1999 and 1998, as represented by the minority interest on the balance sheet, was $3.1 million and $0.9 million, respectively.

Yahoo! Korea. During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliate companies whereby Yahoo! Korea was formed to develop and operate a Korean version of the Yahoo! Internet Guide, develop related Korean online navigational services, and conduct other related business. The parties have invested a total of $1.0 million in proportion to their respective equity interests. The Company has a majority share of approximately 60% in the joint venture, and therefore, has consolidated the financial results, which have been insignificant to date. SOFTBANK's interest in the net assets of Yahoo! Korea at December 31, 1999 and 1998, as represented by the minority interest on the balance sheet, was $0.7 million and $0.4 million, respectively. See Note 11.

Yahoo! Marketplace. During August 1996, Yahoo! entered into agreements with Visa International Service Association ("VISA") and another party (together, the "Visa Group") to establish a limited liability company, Yahoo! Marketplace L.L.C., to develop and operate a navigational service focused on information and resources for the purchase of consumer products and services over the Internet. During May 1997, Yahoo! received a letter from VISA formally expressing its concerns with respect to breach of contract, Yahoo! support obligations, and exclusivity. Yahoo! signed a settlement agreement with the Visa Group in July 1997, prior to the completion of significant business activities and public launch of the property. In connection with this settlement, Yahoo! issued 5,595,848 shares of Yahoo! Common Stock to the Visa Group, for which Yahoo! recorded a one-time, non-cash, pre-tax charge of $21.2 million in the second quarter ended June 30, 1997.

Note 7STOCKHOLDERS' EQUITY

Common Stock. On July 14, 1998, the Company received proceeds of $250 million in exchange for 10,907,520 newly issued shares of Common Stock through a private placement with SOFTBANK. The shares purchased by SOFTBANK are subject to a pre-existing agreement, entered into in 1996, that prohibits SOFTBANK from purchasing additional shares of the Company's capital stock if such purchase would result in SOFTBANK owning more than 35% of the Company's capital stock (assuming the exercise of all outstanding options and warrants to purchase capital stock).

Prior to their acquisitions by Yahoo!, GeoCities and broadcast.com completed initial public offerings and private placements selling the equivalent of 15,696,000 and 8,778,000 shares of Yahoo! Common Stock in 1998 and 1997 for total net proceeds of $127.5 million and $25.7 million, respectively

Mandatory Redeemable Convertible Preferred Stock. Prior to the merger with Yahoo!, GeoCities had six series of mandatory redeemable convertible preferred stock outstanding. Redemption, at the option of the holder, could be elected beginning on January 1, 2000 at an amount equal to the original issue price plus seven percent per annum. The Company has recorded accretion on this preferred stock through the date of the GeoCities initial public offering at which time the preferred stock converted to common stock.

Stock Option Plans. Pursuant to the consummation of various acquisitions, the Company has assumed thirteen stock option plans. These assumed stock option plans along with the Company's 1995 Stock Option Plan are collectively referred to as "the Plans". As of December 31, 1999, the Company had fourteen stock-based compensation plans.

The Plans allow for the issuance of incentive stock options, non-qualified stock options, and stock purchase rights to purchase a maximum of 275 million shares of the Company's Common Stock. Under the Plans, incentive stock options may be granted to employees, directors, and officers of the Company and non-qualified stock options and stock purchase rights may be granted to consultants, employees, directors, and officers of the Company. Options granted under the Plans are for periods not to exceed ten years, and must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years and must be issued at prices not less than 110% of the fair market value of the stock on the date of grant as determined by the Board of Directors. Options granted under the Plans generally vest 25% after the first year of service and ratably each month over the remaining thirty-six month period.

The 1996 Directors' Stock Option Plan (the "Directors' Plan") provides for the issuance of up to 2.4 million non-statutory stock options to non-employee directors of the Company. Each person who becomes a non-employee director of the Company will automatically be granted a non-statutory option (the "First Option") to purchase shares of Common Stock upon the date on which such person first becomes a director. Thereafter, each director of the Company will be granted an annual option (the "Annual Option") to purchase shares of Common Stock. Options under the Directors' Plan will be granted at the fair market value of the stock on the date of grant as determined by the Board of Directors and will vest in equal monthly installments over four years, in the case of the First Option, or at the end of four years in the case of the Annual Option. Options granted under the Directors' Plan are for periods not to exceed 10 years.

Activity under the Company's stock option plans is summarized as follows (in thousands, except per share amounts):

	Available for Grant	Options Outstanding	Weighted Average Price per Share

Balance at December 31, 1996	45,808	79,518	$0.48
Additional shares reserved	55,178	–	–
Options granted	(46,403)	46,403	3.98
Options exercised	–	(19,374)	0.27
Options canceled	1,591	(1,591)	0.96

Balance at December 31, 1997	56,174	104,956	2.05
Additional shares reserved	16,490	–	–
Options granted	(53,331)	53,331	22.92
Options exercised	–	(22,695)	1.37
Options canceled	6,389	(6,389)	5.42

Balance at December 31, 1998	25,722	129,203	10.61
Additional shares reserved	80,000	–	–
Options granted	(37,428)	37,428	82.07
Options exercised	–	(33,355)	6.99
Options canceled	8,706	(8,706)	11.20
Options forfeited	(7,340)	–	–

Balance at December 31, 1999	69,660	124,570	$32.45

For the year ended December 31, 1999, the options forfeited totaling 7.3 million shares represent stock options granted to former employees from various entities that were acquired by the Company. Prior to their respective acquisition date, these acquired entities had granted options to their employees from their respective stock option plans. As employees terminated their employment subsequent to the respective acquisitions, the employees' outstanding stock options were canceled, and simultaneously forfeited, since these options are no longer available for grant.

The following table summarizes information concerning outstanding and exercisable options at December 31, 1999 (in thousands, except per share amounts):

Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $0.01	12,009	5.6	$0.00	11,977	$0.00
$0.02 - $0.84	12,805	6.2	0.43	10,851	0.43
$0.84 - $1.67	8,160	6.6	1.34	4,139	1.35
$1.67 - $6.74	21,220	7.7	4.64	5,634	4.81
$6.74 - $18.05	11,895	8.3	12.19	2,485	11.67
$19.63 - $49.50	21,276	8.8	36.64	4,379	38.53
$50.98 - $63.75	2,771	9.2	57.31	277	51.89
$65.75 - $71.91	16,924	9.6	71.44	98	68.41
$73.14 - $195.13	17,510	9.5	93.37	35	115.19

	124,570	8.1	$32.45	39,875	$6.53

Options to purchase approximately 30.2 million shares and 18.4 million shares were exercisable at December 31, 1998 and 1997, respectively. The weighted average exercise prices per share for options exercisable at December 31, 1998 and 1997 were $1.40 and $0.52, respectively. Through December 31, 1999, Yahoo! and certain acquired entities recorded compensation expense related to certain stock options issued with exercise prices below the fair market value of the related common stock. The Company recorded compensation expense in the amount of $3.0 million, $2.2 million, and $1.2 million in 1999, 1998, and 1997, respectively. As of December 31, 1999, approximately $0.7 million remains to be amortized over the remaining vesting periods of the options.

Employee Stock Purchase Plan. Effective March 6, 1996, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 3.6 million shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock on every December 31st and June 30th. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six month offering period or the specified purchase date. During 1999, 96,000 shares were purchased at prices from $52.70 to $75.33 per share. During 1998, 252,000 shares were purchased at prices from $7.36 to $18.05 per share. During 1997, 1,074,000 shares were purchased at prices from $0.93 to $2.42 per share. At December 31, 1999, 2.2 million shares were available under the Purchase Plan for future issuance.

Stock Compensation. The Company accounts for stock-based compensation in accordance with the provisions of APB 25. Had compensation expense been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's results would have been as follows (in thousands, except per share amounts):

	1999	1998	1997

Net income (loss)
As reported	$61,133	$(12,674)	$(43,376)
Pro forma	$(256,023)	$(63,529)	$(50,043)
Net income (loss) per share:
As reported – basic	$0.12	$(0.03)	$(0.11)
Pro forma – basic	(0.50)	(0.15)	(0.13)
As reported – diluted	0.10	(0.03)	(0.11)
Pro forma – diluted	$(0.50)	$(0.15)	$(0.13)

The fair value of option grants is determined using the Black-Scholes model. The weighted average fair market value of an option granted during 1999, 1998, and 1997 was $41.77, $12.06, and $1.91, respectively. The following range of assumptions was used to perform the calculations: expected life of 36 months in 1999, 1998, and 1997; risk-free interest rate ranges of 4.6% to 6.1%

during 1999, 4.2% to 5.6% during 1998, and 5.6% to 6.6% during 1997; expected volatility of 71% in 1999, 67% in 1998, and 59% in 1997; and no expected dividend yield for the three years ended December 31, 1999. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Note 8SEGMENT AND GEOGRAPHIC INFORMATION

Based on the criteria established by SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments globally. In accordance with SFAS 131, the Company is required to describe its reportable segments and provide data that is consistent with the data made available to the Company's management to assess performance and make decisions. The Company does not allocate any operating costs to its business services segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance. Information from the internal management reports may differ from the amounts reported under generally accepted accounting principles due to certain corporate level adjustments related to reserves for potential under-delivery of minimum guaranteed impressions.

Summarized information by segment for 1999, 1998, and 1997, as excerpted from the internal management reports, is as follows (in thousands):

	1999	1998	1997

Net revenues:
Advertising	$532,219	$226,301	$78,397
Business services	56,389	18,799	5,711

	$588,608	$245,100	$84,108

Enterprise-wide information is provided in accordance with SFAS 131. Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country or geographic area accounted for more than 10% of net revenues in 1999, 1998, and 1997. Property and equipment information is based on the physical location of the assets:

The following table sets forth net revenues and gross property and equipment information for geographic areas (in thousands):

	U.S.	International	Total

1999
Net revenues	$529,553	$59,055	$588,608
Long-lived assets	85,476	4,818	90,294
1998
Net revenues	228,897	16,203	245,100
Long-lived assets	45,220	1,938	47,158
1997
Net revenues	80,395	3,713	84,108
Long-lived assets	$17,955	$665	$18,620

Note 9INCOME TAXES

The components of income (loss) before taxes are as follows (in thousands):

	Year Ended December 31,
	1999	1998	1997

United States	$100,760	$6,456	$(40,818)
Foreign	1,130	(1,303)	(2,558)

	$101,890	$5,153	$(43,376)

The provision for income taxes is comprised of the following (in thousands):

	Year Ended December 31,
	1999	1998

Current:
Federal	$40,835	$20,333
State	4,779	1,937
Foreign	2,383	–

	47,997	22,270

Deferred:
Federal	(6,335)	(3,616)
State	(905)	(827)

	(7,240)	(4,443)

Total provision	$40,757	$17,827

No provision for income taxes was recorded for the year ended December 31, 1997 as the Company had net operating losses.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	1999	1998	1997

Income tax at the federal statutory rate of 35%	$35,662	$1,804	$(15,182)
State income tax, net of federal benefit	4,779	1,473	(1,896)
Non-deductible acquisition-related charges	26,433	8,521	–
Research tax credits	(3,000)	(1,155)	–
Change in valuation allowances	(23,292)	7,085	15,660
Other	175	99	1,418

	$40,757	$17,827	$–

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	1999	1998	1997

Deferred income tax assets:
Net operating loss and credit carryforwards	$886,624	$171,003	$33,984
Non-deductible reserves and expenses	9,880	5,147	4,999

Gross deferred tax assets	896,504	176,150	38,983
Valuation allowance	(807,231)	(169,826)	(38,614)

	89,273	6,324	369

Deferred income tax liabilities:
Unrealized investment gains	(86,051)	(595)	–
Intangible assets	(3,222)	(4,833)	–
Other	–	(896)	(369)

Gross deferred tax liabilities	(89,273)	(6,324)	(369)

	$–	$–	$–

As of December 31, 1999, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $2.3 billion and $1.1 billion, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2010, and the state net operating loss carryforwards will begin to expire in 2002. The Company's federal and state research tax credit carryforwards for income tax purposes are approximately $13.7 million and $11.9 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2010. Approximately $71 million of net operating loss carryforwards relate to acquired entities and expire beginning in 2010. The Company has a valuation allowance of $812.6 million as of December 31, 1999 for deferred tax assets for which realization is not more-likely-than-not.

Deferred tax assets of approximately $881.0 million as of December 31, 1999 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets include approximately $5.0 million related to net operating loss carryforwards in various foreign jurisdictions. These carryforwards will expire if not utilized.

Note 10COMMITMENTS AND CONTINGENCIES

Operating Leases. During 1999, the Company entered into a non-cancelable operating lease agreement that will provide the Company with additional office space at its existing Santa Clara, California location. Additionally during 1999, the company entered into various other non-cancelable operating lease agreements for its sales offices throughout the U.S. and its international subsidiaries. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are $10.2 million in 2000, $9.7 million in 2001, $9.2 million in 2002, $9.2 million in 2003, $6.8 million in 2004, and $10.5 million thereafter. Certain of the Company's lease agreements have a five year renewal option from the date of expiration. Total minimum rental payments aggregate $55.6 million. Rent expense under operating leases totaled $9.4 million, $5.5 million, and $2.9 million during 1999, 1998, and 1997, respectively.

During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to be constructed in 2000 to 2003, and to serve as the Company's new headquarters. Upon substantial completion of the buildings, the Company will collateralize a lease facility with deposited funds equal to the amount of the funds drawn on the facility by the lessors. Rent obligations for the buildings will bear a direct relationship to the lessors' carrying costs, estimated to range from $300 to $350 million. The amount of the rent obligation is contingent upon future events and is not included in the above future minimum lease commitments under non-cancelable operating leases.

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in two lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

In addition to intellectual property claims, the Company has also been advised that the Federal Trade Commission (the "FTC") is conducting an inquiry into certain of the Company's consumer information practices to determine whether the Company has complied with applicable FTC consumer protection regulations. In connection with this inquiry, the FTC has requested that the Company provide information about its practices and submit various documents and other materials to the FTC.

The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position or results of operations. However, the Company may incur substantial expenses in defending against third party claims or any action by the FTC. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position and results of operations.

Note 11SUBSEQUENT EVENTS

Yahoo! Japan. During January 2000, Yahoo! Japan announced that it had agreed to acquire GeoCities Japan and broadcast.com japan for 1,100 shares of Yahoo! Japan common stock. Yahoo! owns 40% of GeoCities Japan and 44% of broadcast.com japan. As a result of the acquisitions which closed on March 1, 2000, Yahoo! will record goodwill, to be amortized over seven years, and a gain from investments of approximately $40 million. Yahoo! continues to own approximately 34% of Yahoo! Japan.

Yahoo! Korea. During March 2000, the Company invested an additional $61 million in Yahoo! Korea which increased Yahoo!'s ownership from 60% to 67%. As a result, Yahoo! will record goodwill of approximately $20 million which will be amortized over seven years.

Increase in Authorized Shares. At the Company's Annual Meeting of Stockholders which is scheduled for May 12, 2000, stockholders will vote to amend the Company's certificate of incorporation by increasing the number of authorized shares of Common Stock from 900 million to five billion.

Schedule II – Valuation and Qualifying Accounts
Years Ended December 31, 1999, 1998, and 1997
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Allowance for Doubtful Accounts
1999	$5,947	$10,264	$4,889	$11,322
1998	$2,772	$6,953	$3,778	$5,947
1997	$749	$2,996	$973	$2,772

Quarterly Financial Data
(unaudited) (in thousands, except per share amounts)

	Quarter Ended
	March 31		June 30		September 30		December 31

1999
Net revenues	$103,878		$128,569		$155,078		$201,083
Gross profit	83,105		103,234		128,882		171,588
Net income (loss)	1,796	(a)	(263	)(b)	14,862	(c)	44,738	(d)
Net income (loss) per share – basic*	0.00	(a)	0.00	(b)	0.03	(c)	0.08	(d)
Net income (loss) per share – diluted*	$0.00	(a)	$0.00	(b)	$0.03	(c)	$0.07	(d)
Shares used in per share calculation – basic*	504,048		511,812		519,060		528,870
Shares used in per share calculation – diluted*	594,926		511,812		592,672		606,002
1998
Net revenues	$37,013		$50,520		$66,290		$91,277
Gross profit	28,385		38,599		52,175		73,787
Net income (loss)	(3,060)		(17,703	)(e)	4,249	(f)	3,840	(g)
Net income (loss) per share – basic*	(0.01)		(0.04	)(e)	0.01	(f)	0.01	(g)
Net income (loss) per share – diluted*	$(0.01)		$(0.04	)(e)	$0.01	(f)	$0.01	(g)
Shares used in per share calculation – basic*	395,698		409,508		464,808		489,944
Shares used in per share calculation – diluted*	395,698		409,508		559,684		585,818

Note:	The quarterly financial data for the quarters presented above has been restated to reflect the acquisitions of Net Roadshow, Encompass, GeoCities, Online Anywhere, and broadcast.com which were accounted for as poolings of interests.
*	Reflects the two-for-one stock split effective February 2000.
(a)	Net income and net income per share include in-process research and development of $9.8 million incurred in connection with the January 1999 acquisition of Log-Me-On and amortization of intangible assets and purchased technology of $5.2 million.
(b)	Net loss and net loss per share include acquisition related costs of $56.1 million which are primarily attributable to the May 1999 acquisition of GeoCities and amortization of intangible assets and purchased technology of $6.2 million.
(c)	Net income and net income per share include a acquisition related costs of $22.1 million incurred in connection with the July 1999 acquisition of broadcast.com and amortization of intangible assets and purchased technology of $6.0 million.
(d)	Net income and net income per share include in-process research and development of $1.2 million incurred in connection with the acquisition of ISSG, $10.3 million of employer payroll taxes assessed on gains from stock option exercises realized by employees and amortization of intangible assets and purchased technology of $6.0 million, offset by a $2.1 million reversal of previously recorded acquisition-related charges.
(e)	Net loss and net loss per share include in-process research and development of $15.0 million incurred in connection with the June 1998 acquisition of Viaweb Inc. and amortization of $0.7 million on related intangible assets and purchased technology.
(f)	Net income and net income per share include amortization of $2.3 million on intangible assets and purchased technology.
(g)	Net income and net income per share include acquisition related costs of $2.1 million incurred in connection with the October 1998 acquisition of Yoyodyne Entertainment, Inc. and $1.5 million in connection with the November 1998 acquisition of SimpleNet, in-process research and development of $2.3 million incurred in connection with the December 1998 acquisition of HyperParallel, Inc., and amortization of $3.1 million on intangible assets and purchased technology.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference from the information under the caption "Proposal No. 1 – Election of Directors" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders. The following sets forth certain information with respect to the other executive officers of Yahoo!:

Tim Brady (age 31) has served as Senior Vice President, Network Services of the Company since November 1999. Prior to that, Mr. Brady served as the Company's Vice President of Production from October 1997 to November 1999, the Company's Director of Production from January 1996 to October 1997, and the Company's Director of Marketing from April 1995 to December 1995. Mr. Brady also serves on the Board of Directors of The Boyd's Collection Ltd. Mr. Brady holds a B.S. degree in electrical engineering from Stanford University and an M.B.A. from the Harvard Business School.

David Filo (age 33), Chief Yahoo and a founder of the Company, has served as an officer of the Company since March 1995, and served as a director of the Company from its founding through February 1996. Mr. Filo co-developed Yahoo! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded the Company in 1995. Mr. Filo holds a B.S. degree in computer engineering from Tulane University and a M.S. degree in electrical engineering from Stanford University.

Heather Killen (age 41) has served as Senior Vice President, International Operations of the Company since November 1999. Prior to that, Ms. Killen served as the Company's Vice President, International from January 1998 to November 1999 and as the Company's Managing Director, European Operations from September 1996 to December 1997. Prior to joining the Company, Ms. Killen was Director, European Online Services for Ziff-Davis, a technology publishing company, from 1994 to 1996, and Director of Business Development for Ziff-Davis from 1992 to 1994. From 1989 to 1991, Ms. Killen was an associate in the Corporate Finance department of Salomon Brothers Inc. Ms. Killen holds degrees from the University of Queensland, the Universite de Paris III, and Columbia Business School.

Farzad Nazem (age 38) was promoted to Chief Technology Officer in January 1998. Prior to that, he served as the Company's Senior Vice President, Product Development and Site Operations since March 1996. From 1985 to 1996, Mr. Nazem held a number of technical and executive management positions at Oracle Corporation, including, most recently, Vice President of Oracle's Media and Web Server Division and member of the Product Division Management Committee. Prior to that, Mr. Nazem was a member of the technical staff at SYDIS, Inc. and Rolm Corporation. Mr. Nazem holds a B.S. in computer science from California Polytechnic State University.

Ellen Siminoff (age 32) has served as Senior Vice President, Corporate Development of the Company since November 1999. Prior to that, Ms. Siminoff served as the Company's Vice President, Business Development and Planning from June 1997 to November 1999, and the Company's Director, Communities from February 1996 to June 1997. Prior to joining the Company, Ms. Siminoff was the Online Classifieds Manager for the Los Angeles Times from February 1994 to February 1996. Ms. Siminoff holds an A.B. degree in economics from Princeton University and an M.B.A. from Stanford University.

Anil Singh (age 41) was promoted to Senior Vice President, Business Operations, and Chief Sales and Marketing Officer in October 1999. Prior to that, Mr. Singh served as the Company's Senior Vice President, Sales since July 1998, Vice President, Sales since December 1996 and Director of Sales since November 1995. Prior to joining the Company, Mr. Singh was Vice President of Sales for Socket Communications from 1994 to 1995. From 1992 to 1994, Mr. Singh was Vice President of Sales for Mountain, Inc. From 1991 to 1992,

Mr. Singh was Director of Sales for Novell, Inc. Mr. Singh holds a B.S. degree in computer science from Imperial College at the University of London, England.

Gary Valenzuela (age 43) has served as the Company's Senior Vice President, Finance and Administration, and Chief Financial Officer since February 1996. From 1994 to 1996, Mr. Valenzuela served as Senior Vice President, Finance and Administration, and Chief Financial Officer of TGV Software, Inc., a publicly held developer of TCP/ IP software products. Prior to joining TGV, Mr. Valenzuela was employed by Pyramid Technology Corporation, a then-publicly held manufacturer of UNIX minicomputers, where he last served as Senior Vice President, Finance and Chief Financial Officer. Mr. Valenzuela holds a B.S. degree in business administration from San Jose State University, and is a Certified Public Accountant in the State of California.

Item 11.  Executive Compensation

Incorporated by reference from the information under the captions "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Stockholders and Management" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 31 of this report.

(2)
Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 31 of this report.

(3)
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of January 27, 1999 by and among the Registrant, Home Page Acquisition Corp. and GeoCities (without exhibits) (Filed as Exhibit 1 to the GeoCities Schedule 13D, dated February 8, 1999 and incorporated herein by reference.)
2.2	Agreement and Plan of Merger, dated as of March 31, 1999 by and among the Registrant, Alamo Acquisition Corp. and broadcast.com inc. (without exhibits) (Filed as Exhibit 1 to the broadcast.com Schedule 13D, dated April 9, 1999 and incorporated herein by reference.)
2.3	Agreement and Plan of Merger dated June 4, 1998 by and among the Registrant, XY Acquisition Corporation, and Viaweb Inc. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated June 12 1998, and incorporated herein by reference.)
2.4	Agreement and Plan of Merger dated as of October 9, 1998, by and among the Registrant, YO Acquisition Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated October 23, 1998 [the 8-K dated October 23, 1998] and incorporated herein by reference.)
2.5	Amendment to the Agreement and Plan of Merger dated as of October 19, 1998, by and among the Registrant, YO Acquisition Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.2 to the 8-K dated October 23, 1998 and incorporated herein by reference.)
2.6	Agreement and Plan of Merger dated as of May 19, 1999 among the Registrant, Scarlett Acquisition Corporation, and Encompass, Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K, dated May 26, 1999 [the 8-K dated May 26, 1999] and incorporated herein by reference.)
2.7	Agreement and Plan of Merger dated as of May 25, 1999 among the Registrant, Airborne Acquisition Corporation, and Online Anywhere (Filed as Exhibit 99.5 to the 8-K dated May 26, 1999 and incorporated herein by reference.)
3.1	Certificate of Incorporation of Registrant
3.2	Bylaws of Registrant
10.1	Form of Indemnification Agreement with certain of the Registrant's officers and directors
10.2	1995 Stock Plan, as amended (filed herein) and form of stock option agreement (Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 [the 1996 10-K] and incorporated herein by reference.)

10.3	Form of Management Continuity Agreement with the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)
10.4	Stock Purchase Agreement dated March 3, 1995 with each of David Filo and Jerry Yang (Filed as Exhibit 10.4 to the SB-2 Registration Statement and incorporated herein by reference.)
10.5	Series A Preferred Stock Agreement dated April 7, 1995 between the Registrant and Purchasers of Series A Preferred Stock (Filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference.)
10.6	Form of Stock Restriction Agreements dated April 7, 1995 between the Registrant and Jerry Yang and David Filo (Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.)
10.7	Series B Preferred Stock Agreement dated November 22, 1995 between the Registrant and Purchasers of Series B Preferred Stock (Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.)
10.8	Series C Preferred Stock Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.8 to the SB-2 Registration Statement and incorporated herein by reference.)
10.9	Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
10.10	Second Amended and Restated Co-Sale Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.10 to the SB-2 Registration Statement and incorporated herein by reference.)
10.11	Second Amended and Restated Voting Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.11 to the SB-2 Registration Statement and incorporated herein by reference.)
10.12†	Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
10.13	Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the 1996 10-K and incorporated herein by reference.)
10.14†	Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)
10.15	1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.20 to the SB-2 Registration Statement and incorporated herein by reference.)
10.16	1996 Directors' Stock Option Plan, as amended (filed herein) and form of option agreement (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)
10.17†	Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers Multi-Media Inc. (Filed as Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)

10.18	Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.26 to the SB-2 Registration Statement and incorporated herein by reference.)
10.19†	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1996 [the June 30, 1996 10-Q] and incorporated herein by reference.)
10.20†	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.3 to the June 30, 1996 10-Q and incorporated herein by reference.)
10.21†	SOFTBANK Letter Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Group (Filed as Exhibit 10.4 to the June 30, 1996 10-Q and incorporated herein by reference.)
10.22†	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd. (Filed as Exhibit 10.30 to the 1996 10-K and incorporated herein by reference.)
10.23†	Yahoo! UK License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! UK (Filed as Exhibit 10.31 to the 1996 10-K and incorporated herein by reference.)
10.24†	Yahoo! Deutschland License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! Deutschland (Filed as Exhibit 10.32 to the 1996 10-K and incorporated herein by reference.)
10.25†	Yahoo! France License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! France (Filed as Exhibit 10.33 to the 1996 10-K and incorporated herein by reference.)
10.26	Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated July 29, 1997 and incorporated herein by reference.)
10.27	Joint Venture Agreement, dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [the September 30, 1997 10-Q] and incorporated herein by reference.)
10.28	Sublease Agreement, dated September 11, 1997 between the Registrant and Amdahl Corporation (Filed as Exhibit 10.2 to the September 30, 1997 10-Q and incorporated herein by reference.)
10.29	Four11 Corporation 1995 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-39105, dated October 30, 1997, and incorporated herein by reference.)
10.30†	Amendment Agreement dated September 17, 1997 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 [the 1997 10-K] and incorporated herein by reference.)
10.31†	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the 1997 10-K and incorporated herein by reference.)
10.32†	Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.41 to the 1997 10-K and incorporated herein by reference.)
10.33†	Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the 1997 10-K and incorporated herein by reference.)

10.34	Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-56781, dated June 12, 1998 [the S-8 Registration Statement dated June 12, 1998], and incorporated herein by reference.)
10.35	Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S-8 Registration Statement, dated June 12, 1998, and incorporated herein by reference.)
10.36	Stock Purchase Agreement dated as of July 7, 1998, between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 [the June 30, 1998 10-Q] and incorporated herein by reference.)
10.37	Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among the Registrant, SOFTBANK Holdings Inc., Sequoia Capital VI and Sequioia Technology Partners VI (Filed as Exhibit 10.2 to the June 30, 1998 10-Q and incorporated herein by reference.)
10.38	Content License Agreement dated January 8, 1998 between the Registrant and ZDNet (Filed as Exhibit 10.3 to the June 30, 1998 10-Q and incorporated herein by reference.)
10.39	Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-66067, dated October 23, 1998 and incorporated herein by reference.)
10.40†	Termination Agreement between the Registrant and Rogers Media Inc. dated \ January 6, 1999 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)
10.41	Online Anywhere 1997 Stock Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-81635, dated June 25, 1999 [the S-8 Registration Statement dated June 25, 1999] and incorporated herein by reference.)
10.42	Encompass, Inc. Stock Option Plan (Filed as Exhibit 4.2 to the S-8 Registration Statement dated June 25, 1999 and incorporated herein by reference.)
10.43	ISSG Stock Option Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-93497, dated December 23, 1999 and incorporated herein by reference.)
21.1	List of Subsidiaries
23.1	Consent of Independent Accountants
24.1	Power of Attorney (appears on the signature page of this report)
27.1	Financial Data Schedule
†
Confidential treatment granted.

(b)
Reports on Form 8-K

On October 7, 1999, the Company filed a report on Form 8-K announcing Yahoo!'s financial results for the quarter ended September 30, 1999.

On November 12, 1999 and December 23, 1999, the Company filed reports on Form 8-K/A which amend the Form 8-K previously filed on July 20, 1999. The Form 8-K filed on July 20, 1999 announced the acquisition of broadcast.com and was subsequently amended to include consolidated financial statements of the Company as if broadcast.com was a wholly-owned subsidiary of the Company since inception.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.

YAHOO! INC.
By:	/s/ GARY VALENZUELA Gary Valenzuela Senior Vice President, Finance and Administration, and Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY KOOGLE Timothy Koogle	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2000
/s/ JEFF MALLETT Jeff Mallett	President, Chief Operating Officer, and Director	March 29, 2000
/s/ GARY VALENZUELA Gary Valenzuela	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	March 29, 2000
/s/ JAMES J. NELSON James J. Nelson	Vice President, Finance (Principal Accounting Officer)	March 29, 2000
/s/ ERIC HIPPEAU Eric Hippeau	Director	March 29, 2000
/s/ ARTHUR H. KERN Arthur H. Kern	Director	March 29, 2000
/s/ MICHAEL MORITZ Michael Moritz	Director	March 29, 2000
/s/ JERRY YANG Jerry Yang	Director	March 29, 2000

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Registrant
3.2	Bylaws of Registrant
10.1	Form of Indemnification Agreement with certain of the Registrant's officers and directors
10.2	1995 Stock Plan, as amended
10.16	1996 Directors' Stock Option Plan, as amended
21.1	List of Subsidiaries
23.1	Consent of Independent Accountants
27.1	Financial Data Schedule

QuickLinks

  Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Part II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Liquidity and Capital Resources
  Item 7a. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Part IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  Signatures
  Index to Exhibits