Form 10-Q
period 2000-03-31
YAHOO INC
filed 2000-04-14
CIK 1011006

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 3, 2000
Common Stock, $0.001 par value	543,263,856

YAHOO! INC.
Table of Contents

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	March 31, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$336,634	$233,951
Short-term investments in marketable securities	655,304	638,508
Accounts receivable, net	59,719	54,426
Prepaid expenses and other current assets	20,351	19,038

Total current assets	1,072,008	945,923
Long-term investments in marketable securities	551,868	339,623
Property and equipment, net	64,391	58,111
Other assets	204,766	126,164

Total assets	$1,893,033	$1,469,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,521	$13,457
Accrued expenses and other current liabilities	105,264	88,154
Deferred revenue	114,899	90,708

Total current liabilities	234,684	192,319

Other liabilities	11,685	12,407
Minority interests in consolidated subsidiaries	25,852	3,790
Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock	543	533
Additional paid-in capital	1,447,242	1,143,646
Retained earnings (accumulated deficit)	63,844	(11,553)
Accumulated other comprehensive income	109,183	128,679

Total stockholders' equity	1,620,812	1,261,305

Total liabilities and stockholders' equity	$1,893,033	$1,469,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31, 2000	March 31, 1999
Net revenues	$228,384	$103,878
Cost of revenues	34,467	20,773

Gross profit	193,917	83,105

Operating expenses:
Sales and marketing	78,520	42,762
Product development	23,200	13,988
General and administrative	12,854	8,409
Amortization of intangibles	4,062	3,203
Acquisition-related costs	415	10,237

Total operating expenses	119,051	78,599

Income from operations	74,866	4,506
Investment income, net	56,723	8,123
Minority interests in operations of consolidated subsidiaries	(1,837)	(325)

Income before income taxes	129,752	12,304
Provision for income taxes	51,901	10,508

Net income	$77,851	$1,796

Net income per share—basic	$0.14	$0.00

Net income per share—diluted	$0.13	$0.00

Shares used in per share calculation—basic	538,509	504,048

Shares used in per share calculation—diluted	613,095	594,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2000	March 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,851	$1,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,204	9,773
Tax benefits from stock options	48,321	10,467
Minority interests in operations of consolidated subsidiaries	1,837	325
Non-cash gain from exchange of investments	(40,656)	—
Purchased in-process research and development	—	9,775
Other non-cash charges	717	671
Changes in assets and liabilities:
Accounts receivable, net	(5,293)	(6,170)
Prepaid expenses and other assets	(6,353)	(3,519)
Accounts payable	1,066	1,028
Accrued expenses and other current liabilities	16,288	3,505
Deferred revenue	24,191	7,177

Net cash provided by operating activities	132,173	34,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(14,328)	(11,608)
Purchases of marketable securities	(327,338)	(221,140)
Proceeds from sales and maturities of marketable securities	184,525	203,632
Cash acquired in acquisition	1,557	—

Net cash used in investing activities	(155,584)	(29,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, net	126,646	27,910

Net cash provided by financing activities	126,646	27,910

Effect of exchange rate changes on cash and cash equivalents	(552)	(41)

Net change in cash and cash equivalents	102,683	33,581
Cash and cash equivalents at beginning of period	233,951	230,961

Cash and cash equivalents at end of period	$336,634	$264,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—The Company and Basis of Presentation

    Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet communications, commerce and media company that offers a comprehensive branded network of services to millions of individuals each month worldwide. The Company is incorporated in Delaware and commenced operations in 1995.

    The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

    These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain prior period balances have been reclassified to conform to current period presentation. The condensed consolidated financial statements for the period ended March 31, 1999 have been restated to reflect the 1999 acquisitions of GeoCities, Encompass, Inc. ("Encompass"), Online Anywhere, and broadcast.com, inc. ("broadcast.com"), which were accounted for as poolings of interests.

Note 2—Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the second quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

Note 3—Stock Split

    During January 2000, the Company's Board of Directors approved a two-for-one Common Stock split which was effective on February 14, 2000. All share numbers in these condensed consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one Common Stock split.

Note 4—Other Assets (in thousands)

	March 31, 2000	December 31, 1999
Intangible assets	$92,099	$78,085
Investments in privately-held companies	39,910	20,750
Investment in Yahoo! Japan	68,083	10,641
Other	4,674	16,688

	$204,766	$126,164

Note 5—Basic and Diluted Net Income per Share

    Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three month periods ended March 31, 2000 and 1999, common share equivalents approximated 74.6 million and 90.9 million shares, respectively, and were primarily related to shares issuable upon the exercise of stock options.

Note 6—Comprehensive Income

    The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2000	1999
Net income	$77,851	$1,796
Unrealized losses on available-for-sale securities	(18,944)	(565)
Foreign currency translation losses	(552)	(94)

Comprehensive income	$58,355	$1,137

    Accumulated other comprehensive income consists of the unrealized gains or losses on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying condensed consolidated balance sheets.

Note 7—Acquisitions

    In February 2000, the Company completed its acquisition of Arthas.com, operating under the trade name dotBank.com ("dotBank"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 593,911 shares of Yahoo! Common Stock for all of dotBank's outstanding shares. dotBank was incorporated in July 1999. The historical operations of dotBank are not material to the Company's financial position or results of operations, therefore, prior period financial statements have not been restated for this acquisition. dotBank's accumulated deficit on February 29, 2000 was $2,454,000. Results of operations of dotBank are included with those of Yahoo! for periods subsequent to the acquisition date.

Note 8—Investments

    In March 2000, Yahoo! Japan acquired GeoCities Japan and broadcast.com japan for 1,100 shares of Yahoo! Japan common stock for which the Company received 431 shares. Yahoo! owned 40% of GeoCities Japan and 44% of broadcast.com japan prior to the acquisition. As a result of the acquisition, the Company has recorded goodwill to be amortized over seven years, and a gain from investments of $40.7 million. The Company continues to own approximately 34% of Yahoo! Japan.

    In March 2000, the Company invested an additional $61 million in Yahoo! Korea. As a result, the Company has recorded goodwill of $20.2 million, which will be amortized over seven years. Yahoo!'s ownership in Yahoo! Korea is currently at 67%.

    In March 2000, the Company issued 806,452 shares of its Common Stock valued at approximately $136.7 million in exchange for 2,777,778 shares of common stock of Net2Phone, Inc. ("Net2Phone"). The investment is included in the condensed consolidated balance sheet under long-term investments in marketable equity securities.

Note 9—Segment Information

    Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments globally. The Company does not allocate any operating costs to its business services segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance.

    Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended March 31,
	2000	1999
Net revenues:
Advertising	$207,075	$94,848
Business services	21,309	9,030

	$228,384	$103,878

    Revenue is attributed to individual countries according to the international online property that generated the revenue. International revenues accounted for 14% and 8% of net revenues during the quarters ended March 31, 2000 and 1999, respectively. No single foreign country accounted for more than 10% of net revenues for the quarters ended March 31, 2000 and 1999.

Note 10—Commitments and Contingencies

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

    Yahoo! Inc. is a global Internet communications, commerce and media company that offers a comprehensive branded network of services to millions of individuals each month worldwide. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is the leading guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The Company also provides online business services designed to enhance the Web presence of Yahoo!'s clients, including audio and video streaming, store hosting and management, and Web site tools and services. The Company commenced operations in 1995.

    In February 2000, the Company completed its acquisition of Arthas.com, operating under the trade name dotBank.com ("dotBank"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 593,911 shares of Yahoo! Common Stock for all of dotBank's outstanding shares. dotBank was incorporated in July 1999. The historical operations of dotBank are not material to the Company's financial position or results of operations, therefore, prior period financial statements have not been restated for this acquisition. dotBank's accumulated deficit on February 29, 2000 was $2,454,000. Results of operations of dotBank are included with those of Yahoo! for periods subsequent to the acquisition date.

    In March 2000, the Company issued 806,452 shares of its Common Stock valued at approximately $136.7 million in exchange for 2,777,778 shares of common stock of Net2Phone, Inc. ("Net2Phone"). The investment is included in the condensed consolidated balance sheet under long-term investments in marketable equity securities.

Results of Operations

  Net Revenues

    Net revenues were $228.4 million for the quarter ended March 31, 2000, a 120% increase from $103.9 million during the first quarter in 1999.

    Advertising Revenue.  Of the total net revenues for the quarters ended March 31, 2000 and 1999, advertising revenue was $207.1 million and $94.8 million, respectively. The increase was due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 3,565 customers advertised on the Company's online media properties during the quarter ended March 31, 2000 as compared to approximately 2,125 during the first quarter of 1999. No one customer accounted for 10% or more of net revenues during the quarters ended March 31, 2000 and 1999. Advertising purchases by SOFTBANK and its consolidated affiliates, a 23% stockholder of the Company at March 31, 2000, accounted for approximately 1% and 8% of net revenues during the quarters ended March 31, 2000 and 1999, respectively. Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company. International revenues accounted for 14% and 8% of net revenues during the quarters ended March 31, 2000 and 1999, respectively. Barter revenues represented less than 10% of net revenues during those periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the last three years, management does not believe that this level of revenue growth will be sustained in future periods.

    Business Services Revenue.  Business services revenue consists of revenues generated from broadcasting live and on-demand audio and video events and subscription-based hosting services. Business services revenue comprised $21.3 million and $9.0 million of total net revenue for the quarters ended March 31, 2000 and 1999, respectively. The increase is primarily attributable to the increasing number of events broadcasted by the Company and the increasing number of users of the various hosting services.

  Cost of Revenues

    Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, amortization of purchased technology, equipment depreciation, and compensation related expenses. The Company does not allocate any cost of revenues or operating costs to its business services segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance. Cost of revenues were $34.5 million for the quarter ended March 31, 2000, or 15% of net revenues, as compared to $20.8 million, or 20% of net revenues for the quarter ended March 31, 1999. The absolute dollar increase in cost of revenues from quarter to quarter is primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and an increase in license fees. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 625 million page views per day in March 2000 compared with an average of approximately 235 million page views per day in March 1999. Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page view figures and accounted for an average of approximately 65 million per day in March 2000 and an average of approximately 17 million per day in March 1999. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future.

  Sales and Marketing

    Sales and marketing expenses were $78.5 million, or 34% of net revenues for the quarter ended March 31, 2000 as compared to $42.8 million, or 41% of net revenues for the quarter ended March 31, 1999. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include distribution costs), compensation and employee-related expenses (which include employer payroll taxes assessed on non-qualified stock option exercises), sales commissions, and travel costs. The increase in absolute dollars is primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in the international subsidiaries with the addition of subsidiaries in Argentina, Brazil, China and Mexico subsequent to March 1999, and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization.

  Product Development

    Product development expenses were $23.2 million, or 10% of net revenues for the quarter ended March 31, 2000 as compared to $14.0 million, or 13% of net revenues for the quarter ended March 31, 1999. Product development expenses consist primarily of payroll and related expenses (which include employer payroll taxes assessed on non-qualified stock option exercises) incurred for enhancements to and maintenance of the Company's Web site, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Web site development costs, and other operating costs. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

  General and Administrative

    General and administrative expenses were $12.9 million, or 6% of net revenues for the quarter ended March 31, 2000 as compared to $8.4 million, or 8% of net revenues for the quarter ended March 31, 1999. General and administrative expenses consist primarily of compensation (which include employer payroll taxes assessed on non-qualified stock option exercises) and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services.

  Amortization of Intangibles

    Amortization expenses were $4.1 million and $3.2 million for the quarters ended March 31, 2000 and 1999, respectively. The increase is principally attributable to goodwill amortization resulting from the November 1999 ISSG acquisition which resulted in $12.1 million of goodwill and other intangible assets.

  Other—Nonrecurring Costs

    For the quarter ended March 31, 2000, the Company recorded a non-recurring charge of $415,000 relating to expenses incurred in connection with the acquisition of dotBank. For the quarter ended March 31, 1999, acquisition-related charges included $462,000 attributable to the merger with NetRoadshow and a nonrecurring charge of $9.8 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

  Investment Income, Net

    Investment income, net of expense, was $56.7 million for the quarter ended March 31, 2000. For the quarter ended March 31, 1999, investment income was $8.1 million. The increase is primarily attributable to a higher average investment balance and a gain from the exchange of certain equity investments in the amount of $40.7 million. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

  Minority Interests in Operations of Consolidated Subsidiaries

    Minority interests in operations of consolidated subsidiaries were $(1.8) million for the quarter ended March 31, 2000 compared to $(325,000) for the year ago quarter. The change is attributable to the continuing profitable results recorded in the European and Korean joint ventures in the aggregate during the quarter ended March 31, 2000 as compared to the year ago quarter. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. If the consolidated subsidiaries remain profitable, the minority interests adjustment on the statement of operations will continue to reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

  Income Taxes

    The Company's effective income tax rate for the quarter ended March 31, 2000 was 40% and differs from the amount computed by applying the statutory federal rate principally due to state income taxes and nondeductible amortization charges related to acquisitions. This rate may change during the remainder of 2000 if operating results or acquisition related costs differ significantly from current projections.

  Net Income

    The Company recorded net income of $77.9 million or $0.13 per share diluted for the quarter ended March 31, 2000 compared to net income of $1.8 million or $0.00 per share diluted for the quarter ended March 31, 1999. The results for the quarter ended March 31, 2000 include a non-recurring charge of $415,000 incurred in connection with the February 2000 acquisition of dotBank, employer payroll taxes on option exercises of $6.4 million, amortization of purchased technology and intangible assets acquired in certain acquisitions of $6.2 million, and a non-cash gain from the exchange of certain equity investments of $40.7 million. The results for the quarter ended March 31, 1999 include non-recurring charges of $10.2 million incurred in connection with various acquisitions, and amortization of purchased technology and intangible assets of $5.2 million.

    The Company is subject to employer payroll taxes on employee exercises of non-qualified stock options. Assuming the fair market value of the Company's Common Stock was $175 per share on March 31, 2000, employer payroll taxes on unrealized gains related to vested and unvested non-qualified stock options would be approximately $60.5 million and $140.6 million, respectively. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Net proceeds that the Company would receive upon the exercise of such vested and unvested stock options would approximate $221.9 million and $3.3 billion, respectively. In addition, the Company would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. The Company's quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

Liquidity and Capital Resources

    Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At March 31, 2000, the Company had cash and cash equivalents and investments in marketable debt securities totaling $1.2 billion compared to $961.1 million at December 31, 1999.

    For the three months ended March 31, 2000, cash provided by operating activities of $132.2 million was primarily due to net income before taxes. For the three months ended March 31, 1999, cash provided by operating activities of $34.8 million was primarily due to net income before taxes and other non-cash costs.

    Cash used in investing activities was $155.6 million for the quarter ended March 31, 2000. Purchases (net of proceeds and maturities) of investments in marketable securities during the period were $142.8 million and capital expenditures totaled $14.3 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used in investing activities was $29.1 million for the quarter ended March 31, 1999. Purchases (net of proceeds and maturities) of investments in marketable securities during the period were $17.5 million and capital expenditures totaled $11.6 million.

    For the three months ended March 31, 2000 and 1999, cash provided by financing activities from the issuance of Common Stock pursuant to the exercise of stock options was $126.7 million and $27.9 million, respectively.

    During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to be constructed from 2000 through 2003, and to serve as the Company's new headquarters. Upon substantial completion of the buildings, the Company will collateralize a lease facility with deposited funds equal to the amount of the funds drawn on the facility by the lessors, estimated to range from $300 to $350 million. Rent obligations for the buildings will bear a direct relationship to the lessors' carrying costs. The amount of the rent obligation is contingent upon future events.

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

RISK FACTORS

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

    We compete with many other providers of online navigation, information, entertainment, business, community, electronic commerce and broadcast services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

  •
  companies offering communications services either on a stand-alone basis or integrated into other products and media properties;

  •
  vertical markets where competitors may have advantages in expertise, brand recognition, and other factors;

  •
  manufacturers of personal computers who may develop their own Internet portals to which they would direct their customers;

  •
  online merchant hosting services; and

  •
  online broadcasting of business events.

    In particular, we face significant competition from America Online and Microsoft (MSN) and, to a less significant extent, other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including CMGI (Alta Vista), the Walt Disney Company (The GO Network), Excite@Home, and Lycos. In certain of these cases, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. America Online and Time Warner recently announced the proposed merging of their companies. If completed, the merger will provide America Online with content from Time Warner's movies and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The proposed America Online and Time Warner combination will also provide America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. We also face competition from Web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market. We must continue to obtain more knowledge about our users and their preferences as well as increase our branding and other marketing activities in order to remain competitive.

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

    Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the first quarter of 2000, we do not believe that this level of revenue growth on a percentage basis will be sustained in future periods. In addition, we currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Assuming the fair market value of our Common Stock was $175 per share on March 31, 2000, employer payroll taxes on unrealized gains related to vested and unvested non-qualified stock options would be approximately $60.5 million and $140.6 million, respectively. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Net proceeds that we would receive upon the exercise of such vested and unvested stock options would approximate $221.9 million and $3.3 billion, respectively. In addition, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results. In addition, if revenue growth levels do not meet our expectations, our financial results will be adversely affected.

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

    Currently, a substantial portion of the traffic on our online properties is directed at our communications services, such as email, instant messaging, calendaring and chat rooms, and we expect this trend to continue for the foreseeable future. We provide these and other basic communications services free of charge to our users, as is the case with most of our competitors, and have not yet determined an effective means of generating revenues from the provision of such services. In addition, alternative revenue models for our communications and electronic commerce services, such as subscription fees and commissions, are relatively unproven and may not generate sufficient revenues to be meaningful to us. As communications services become an increasingly important part of our total offering, we must continue to provide new communications applications which are compelling to users and utilize more sophisticated communications technologies to provide such applications to many types of access devices in addition to the personal computer, while developing an effective method for generating revenues for such services. In addition, the development of these technologies require long development cycles and a more significant investment by us. If we were unable to develop such applications or use such technologies, the size and rate of growth in our user base would be adversely affected. If we cannot develop a means by which we generate revenues from our communications services that are more than sufficient to offset the costs of providing such services, our business, operating results and financial condition would be materially adversely affected.

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

    The Company's future success depends upon its ability to aggregate compelling content and deliver that content through its online properties. Much of the content that attracts users to the Yahoo! online properties, such as news items, stock quotes, weather reports, maps and audio and video content, is licensed from third parties such as Reuters and TIBCO. In particular, Yahoo! Broadcast relies on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on the site. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third- party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both locally and abroad, Yahoo!'s content providers may increase the prices at which they offer their content to Yahoo! and potential content providers may not offer their content on terms agreeable to Yahoo!. An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media such as radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate ourselves. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our advertising revenue.

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

    We post privacy policies concerning the use and disclosure of user data. In addition, GeoCities, a company we acquired in 1999, is required to comply with a consent order between it and the Federal Trade Commission (the "FTC"), which imposes certain obligations and restrictions with respect to information collected from users. Further, the FTC is conducting an inquiry into certain of our consumer information practices to determine whether we have complied with applicable FTC consumer protection regulations. In connection with this inquiry, the FTC has requested that we provide information about our practices and submit various documents and other materials to the FTC. Any failure by us to comply with our posted privacy policies, the consent order, FTC requirements (including the inquiry mentioned above) or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition.

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

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of 2000, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $153.81 to $237.50 and the sale price of our common stock closed at $133.50 on April 11, 2000. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Management and one large stockholder beneficially own approximately 41% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!'s stock price.

    Yahoo!'s directors and executive officers and SOFTBANK beneficially own approximately 41% of our outstanding common stock as of March 31, 2000. Eric Hippeau is a member of our Board of Directors and is also the Chairman and CEO of Ziff-Davis, a subsidiary of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! Common Stock.

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

    Foreign Currency Risk.  International revenues from the Company's foreign subsidiaries accounted for approximately 14% of total revenues in the quarter ended March 31, 2000. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

    The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended March 31, 2000 was not material.

    Investment Risk.  The Company invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations. For these investments in privately-held companies, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since the Company's initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees completing initial public offerings. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

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

  b.
  Reports on Form 8-K:

    On January 12, 2000, the Company filed a report on Form 8-K which announced (i) Yahoo's financial results for the quarter and year ended December 31, 1999 and (ii) a 2-for-1 stock split. A copy of Yahoo's press releases announcing these matters were attached and incorporated by reference therein.

    On January 12, 2000, the Company filed a report on Form 8-K/A which amends the Form 8-K previously filed on July 20, 1999. The original Form 8-K announced the completion of the

    Company's acquisition of broadcast.com and included its press release therein. The Form 8-K/A included the following statements:

  •
  Consolidated financial statements for the six months ended June 30, 1999 and 1998 and the three years ended December 31, 1998 and the accompanying notes which reflect Yahoo!'s financial position and the results of operations as if broadcast.com was a wholly-owned subsidiary of Yahoo! since inception; and

  •
  Selected financial data for the four years ended December 31, 1998 and the quarterly financial data for the eleven quarters ended September 30, 1999 that have been restated to reflect the 1999 acquisitions of NetRoadshow, Inc., Encompass, Inc., GeoCities, Online Anywhere, and broadcast.com, which were accounted for as poolings of interests, as if the above acquired entities were wholly-owned subsidiaries of Yahoo! since inception.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.
Dated: April 14, 2000	By:	/s/ GARY VALENZUELA Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
Dated: April 14, 2000	By:	/s/ JAMES J. NELSON Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.
Index to Exhibits

Title	Exhibit No.
Financial Data Schedule	27

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Overview
  Results of Operations
  Liquidity and Capital Resources
  RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
YAHOO! INC. Index to Exhibits