Form 10-Q
period 2000-06-30
YAHOO INC
filed 2000-07-28
CIK 1011006

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
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

(408) 731-3300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2000

Common Stock, $0.001 par value	549,336,995

YAHOO! INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

YAHOO! INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2000	December 31, 1999

ASSETS
Current assets:
Cash and cash equivalents	$444,623	$233,951
Short-term investments in marketable securities	599,587	638,508
Accounts receivable, net	67,650	54,426
Prepaid expenses and other current assets	24,717	19,038

Total current assets	1,136,577	945,923
Long-term investments in marketable securities	603,717	339,623
Property and equipment, net	78,984	58,111
Other assets	218,709	126,164

Total assets	$2,037,987	$1,469,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,446	$13,457
Accrued expenses and other current liabilities	127,334	88,154
Deferred revenue	125,523	90,708

Total current liabilities	269,303	192,319

Other liabilities	11,685	12,407
Minority interests in consolidated subsidiaries	28,043	3,790
Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock	549	533
Additional paid-in capital	1,537,317	1,143,646
Retained earnings (accumulated deficit)	129,303	(11,553)
Accumulated other comprehensive income	61,787	128,679

Total stockholders' equity	1,728,956	1,261,305

Total liabilities and stockholders' equity	$2,037,987	$1,469,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999

Net revenues	$270,116	$128,569	$498,500	$232,447
Cost of revenues	39,329	25,335	73,796	46,108

Gross profit	230,787	103,234	424,704	186,339

Operating expenses:
Sales and marketing	94,673	48,211	173,193	90,973
Product development	24,234	14,594	47,434	28,582
General and administrative	14,234	8,567	27,088	16,976
Amortization of intangibles	4,755	3,459	8,817	6,662
Acquisition-related costs	—	56,125	415	66,362

Total operating expenses	137,896	130,956	256,947	209,555

Income (loss) from operations	92,891	(27,722)	167,757	(23,216)
Investment income, net	18,398	8,550	75,121	16,673
Minority interests in operations of consolidated subsidiaries	(2,191)	(839)	(4,028)	(1,164)

Income (loss) before income taxes	109,098	(20,011)	238,850	(7,707)
Provision (benefit) for income taxes	43,639	(19,748)	95,540	(9,240)

Net income (loss)	$65,459	$(263)	$143,310	$1,533

Net income (loss) per share—basic	$0.12	$(0.00)	$0.26	$0.00

Net income (loss) per share—diluted	$0.11	$(0.00)	$0.23	$0.00

Shares used in per share calculation—basic	547,237	511,812	542,873	507,930

Shares used in per share calculation—diluted	610,005	511,812	611,550	594,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended
	June 30, 2000	June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,310	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,801	20,392
Tax benefits from stock options	86,879	—
Minority interests in operations of consolidated subsidiaries	4,028	1,164
Non-cash gain from exchange of investments	(40,656)	—
Purchased in-process research and development	—	9,775
Other non-cash charges	1,122	1,651
Changes in assets and liabilities:
Accounts receivable, net	(13,159)	(6,611)
Prepaid expenses and other assets	(10,137)	(15,418)
Accounts payable	2,991	(2,508)
Accrued expenses and other current liabilities	37,940	13,622
Deferred revenue	34,815	25,509

Net cash provided by operating activities	276,934	49,109

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(37,624)	(20,439)
Purchases of marketable securities	(636,420)	(386,705)
Proceeds from sales and maturities of marketable securities	439,963	327,392
Other investments	(34,971)	(34,917)
Cash acquired in acquisition	2,726	—

Net cash used in investing activities	(266,326)	(114,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, net	200,511	61,707
Other	—	(598)

Net cash provided by financing activities	200,511	61,109

Effect of exchange rate changes on cash and cash equivalents	(447)	(43)

Net change in cash and cash equivalents	210,672	(4,494)
Cash and cash equivalents at beginning of period	233,951	230,961

Cash and cash equivalents at end of period	$444,623	$226,467

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

    These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain prior period balances have been reclassified to conform to current period presentation. The condensed consolidated financial statements for the period ended June 30, 1999 have been restated to reflect the July 1999 acquisition of broadcast.com, inc. ("broadcast.com"), which was accounted for as a pooling of interests.

Note 2—Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position and results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.

Note 3—Stock Split

    During January 2000, the Company's Board of Directors approved a two-for-one Common Stock split which was effective on February 14, 2000. All share numbers in these condensed consolidated financial statements and notes thereto for all periods presented have been adjusted to reflect the two-for-one Common Stock split.

Note 4—Other Assets (in thousands)

	June 30, 2000	December 31, 1999
Intangible assets	$93,298	$78,085
Investments in privately-held companies	53,221	20,750
Investment in Yahoo! Japan	67,903	10,641
Other	4,287	16,688

	$218,709	$126,164

Note 5—Basic and Diluted Net Income (Loss) Per Share

    Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. For the three and six month periods ended June 30, 2000, common share equivalents approximated 62.8 million and 68.7 million shares, respectively, and were primarily related to shares issuable upon the exercise of stock options. For the six month period ended June 30, 1999, common share equivalents approximated 86.3 million shares.

Note 6—Comprehensive Income

    The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net income (loss)	$65,459	$(263)	$143,310	$1,533
Unrealized gains (losses) on available-for-sale securities	(47,500)	38,679	(66,444)	38,114
Foreign currency translation gains (losses)	105	(140)	(447)	(234)

Comprehensive income	$18,064	$38,276	$76,419	$39,413

    Accumulated other comprehensive income consists of the unrealized gains or losses on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying condensed consolidated balance sheets.

Note 7—Acquisitions

    In February 2000, the Company completed its acquisition of Arthas.com, operating under the trade name dotBank.com ("dotBank"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 593,911 shares of Yahoo! Common Stock for all shares of dotBank's outstanding capital stock. dotBank was incorporated in July 1999. The historical operations of dotBank are not material to the Company's financial position or results of operations, therefore, prior period financial statements have not been restated for this acquisition. dotBank's accumulated deficit on February 29, 2000 was $2,454,000. Results of operations of dotBank are included with those of Yahoo! for periods subsequent to the acquisition date.

    In June 2000, the Company completed its acquisition of VivaSmart, Inc., through the issuance of 72,953 shares of Yahoo! Common Stock for a total purchase price of approximately $8.9 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, principally goodwill of $7.7 million, and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for VivaSmart, Inc. for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented. Results of operations for VivaSmart, Inc. have been included with those of the Company subsequent to the acquisition date.

    In June 2000, the Company signed a definitive agreement to acquire eGroups, Inc. ("eGroups") through the issuance of Yahoo! Common Stock in exchange for all outstanding shares of eGroups capital stock and options. The acquisition, which is subject to certain conditions, including the approval of eGroups' stockholders and certain regulatory approvals, will be accounted for as a pooling of interests and is expected to be completed in the third quarter of fiscal 2000. The Company expects to record a one-time charge during the third quarter of 2000 relating to expenses incurred in connection with the transaction.

Note 8—Investments

    In March 2000, Yahoo! Japan acquired GeoCities Japan and broadcast.com japan for 1,100 shares of Yahoo! Japan common stock for which the Company received 431 shares. The Company owned 40% of GeoCities Japan and 44% of broadcast.com japan prior to the acquisition. As a result of the acquisition, the Company has recorded goodwill to be amortized over seven years, and a gain from investments of $40.7 million. The Company continues to own approximately 34% of Yahoo! Japan.

    In March 2000, the Company invested an additional $61 million in Yahoo! Korea. As a result, the Company has recorded goodwill of $20.2 million, which will be amortized over seven years. The Company's ownership in Yahoo! Korea is currently at approximately 67%.

    In March 2000, the Company issued 806,452 shares of its Common Stock valued at approximately $136.7 million in exchange for 2,777,778 shares of common stock of Net2Phone, Inc. The investment is included in the condensed consolidated balance sheets under long-term investments in marketable equity securities.

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

    Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net revenues:
Advertising	$244,645	$116,334	$451,720	$211,182
Business services	25,471	12,235	46,780	21,265

	$270,116	$128,569	$498,500	$232,447

    Revenue is attributed to individual countries according to the international online property that generated the revenue. International revenues accounted for 15% and less than 10% of net revenues during the three month and six month periods ended June 30, 2000 and 1999, respectively. No single foreign country accounted for more than 10% of net revenues for the three month and six month periods ended June 30, 2000 and 1999.

Note 10—Commitments and Contingencies

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in three lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

    In addition to intellectual property claims, on or about March 1, 2000, the Company was advised that the FTC is conducting an inquiry into certain of the Company's consumer information practices to determine whether the Company has complied with applicable FTC consumer protection regulations. In connection with this inquiry, the FTC has requested that the Company provide information about its practices and submit various documents and other materials to the FTC.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in any such forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

    Yahoo! Inc. is a global Internet communications, commerce and media company that offers a comprehensive branded network of services to more than 156 million individuals each month worldwide. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is the leading guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The Company also provides online business services designed to enhance the Web presence of Yahoo!'s clients, including audio and video streaming, store hosting and management, and Web site tools and services. The Company's global Web network includes 23 local World properties outside the United States. Yahoo! has offices in Europe, the Asia Pacific, Latin America, Canada and the United States. The Company commenced operations in 1995, and is headquartered in Santa Clara, California.

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

    In June 2000, the Company completed its acquisition of VivaSmart, Inc., through the issuance of 72,953 shares of Yahoo! Common Stock for a total purchase price of approximately $8.9 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, principally goodwill of $7.7 million, and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for VivaSmart, Inc. for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented. Results of operations for VivaSmart, Inc. have been included with those of the Company subsequent to the acquisition date.

    In June 2000, the Company signed a definitive agreement to acquire eGroups, Inc. ("eGroups") through the issuance of Yahoo! Common Stock in exchange for all outstanding shares of eGroups capital stock and options. The acquisition, which is subject to certain conditions, including the approval of eGroups' stockholders and certain regulatory approvals, will be accounted for as a pooling of interests and is expected to be completed in the third quarter of fiscal 2000. The Company expects to record a one-time charge during the third quarter of 2000 relating to expenses incurred in connection with the transaction.

Results of Operations

  Net Revenues

    Net revenues were $270.1 million and $498.5 million for the three month and six month periods ended June 30, 2000, respectively, which represent increases of 110% and 115% when compared with the corresponding periods in 1999.

    Advertising Revenue.  Of the total net revenues for the second quarter and the six months ended June 30, 2000, advertising revenue was $244.6 million and $451.7 million, respectively, which represent increases of 110% and 114% when compared with the corresponding periods in 1999. The increase was due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 3,675 customers advertised on the Company's online media properties during the quarter ended June 30, 2000 as compared to approximately 2,800 during the second quarter of 1999. No single customer accounted for 10% or more of net revenues during the three and six month periods ended June 30, 2000 and 1999. Advertising purchases by SOFTBANK and its consolidated affiliates, a 22% stockholder of the Company at June 30, 2000, accounted for less than 1% and approximately 5% of net revenues during the six months ended June 30, 2000 and 1999, respectively. Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company. International revenues accounted for 15% of net revenues during the three and six months ended June 30, 2000 and less than 10% for the corresponding periods in fiscal 1999. Barter revenues represented less than 10% of net revenues during those periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller or shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the last three years, management does not believe that this level of revenue growth will be sustained in future periods.

    Business Services Revenue.  Business services revenue consists of revenues generated from broadcasting live and on-demand audio and video events and subscription-based hosting services. Business services revenue comprised $25.5 million and $46.8 million of total net revenue for the second quarter and the six months ended June 30, 2000, respectively, which represent increases of 108% and 120% when compared with the corresponding periods in 1999. The increase is primarily attributable to the increasing number of events broadcasted by the Company and the increased number of users of the various hosting services.

  Cost of Revenues

    Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, live event production costs, amortization of purchased technology, equipment depreciation, and compensation related expenses. The Company does not allocate any cost of revenues or operating costs to its business services segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance. Cost of revenues was $39.3 million, or 15% of net revenues for the three months ended June 30, 2000 compared to $25.3 million, or 20% of net revenues for the three months ended June 30, 1999. For the six months ended June 30, 2000, cost of revenues was $73.8 million, or 15% of net revenues compared to $46.1 million, or 20% of net revenues for the corresponding period in fiscal 1999. The absolute dollar increase in cost of revenues from quarter to quarter is primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and an increase in license fees. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 680 million page views per day in June 2000 compared with an average of approximately 312 million page views per day in June 1999. Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page view figures and accounted for an average of approximately 85 million page views per day in June 2000 and an average of approximately 22 million page views per day in June 1999. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future.

  Sales and Marketing

    Sales and marketing expenses were $94.7 million, or 35% of net revenues for the quarter ended June 30, 2000 as compared to $48.2 million, or 38% of net revenues for the quarter ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses were $173.2 million, or 35% of net revenues, as compared to $91.0 million, or 39% of net revenues for the six months ended June 30, 1999. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include distribution costs), compensation and employee-related expenses, sales commissions, and travel costs. The increase in absolute dollars is primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in the international subsidiaries with the addition of subsidiaries in Argentina, Brazil, China, India and Mexico subsequent to March 1999, and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization.

  Product Development

    Product development expenses were $24.2 million, or 9% of net revenues for the quarter ended June 30, 2000 as compared to $14.6 million, or 11% of net revenues for the quarter ended June 30, 1999. For the six months ended June 30, 2000, product development expenses were $47.4 million, or 10% of net revenues as compared to $28.6 million, or 12% of net revenues for the six months ended June 30, 1999. Product development expenses consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's Web site, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Web site development costs, and other operating costs. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

  General and Administrative

    General and administrative expenses were $14.2 million, or 5% of net revenues for the quarter ended June 30, 2000 as compared to $8.6 million, or 7% of net revenues for the quarter ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses were $27.1 million, or 5% of net revenues as compared to $17.0 million, or 7% of net revenues for the six months ended June 30, 1999. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services.

  Amortization of Intangibles

    Total amortization expenses were $4.8 million and $8.8 million for the three and six months ended June 30, 2000 as compared to $3.5 million and $6.7 million for the same periods in fiscal 1999. The increase is principally attributable to goodwill amortization resulting from the November 1999 ISSG acquisition which resulted in $12.1 million of goodwill and other intangible assets.

  Acquisition-Related Costs

    For the six months ended June 30, 2000, the Company recorded a non-recurring charge of $415,000 relating to expenses incurred in connection with the February acquisition of dotBank. For the six months ended June 30, 1999, acquisition-related charges of $66.4 million included $56.6 million attributable to the acquisitions of GeoCities, Encompass, Online Anywhere, and NetRoadshow, and a nonrecurring charge of $9.8 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

  Investment Income, Net

    Investment income, net of expense, was $18.4 million for the quarter ended June 30, 2000. For the quarter ended June 30, 1999, investment income was $8.6 million. Investment income for the six months ended June 30, 2000 was $75.1 million as compared to $16.7 million for the six months ended June 30, 1999. The increase is primarily attributable to a higher average investment balance and a gain from the exchange of certain equity investments in the amount of $40.7 million. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company and changes in the market rates of its investments.

  Minority Interests in Operations of Consolidated Subsidiaries

    Minority interests in operations of consolidated subsidiaries were $2.2 million and $4.0 million for the three month and six month periods ended June 30, 2000 as compared to $0.8 million and $1.2 million for the corresponding periods in fiscal 1999. The change is attributable to the continuing profitable results recorded in the European and Korean joint ventures in the aggregate during the three month and six month periods ended June 30, 2000 as compared to the corresponding year ago periods. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. If the consolidated subsidiaries remain profitable, the minority interests adjustment on the statement of operations will continue to reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

  Income Taxes

    The Company's effective income tax rate for the three month and six month periods ended June 30, 2000 was 40% and differs from the amount computed by applying the statutory federal rate principally due to state income taxes and nondeductible amortization charges related to acquisitions. This rate may change during the remainder of 2000 if operating results or acquisition related costs differ significantly from current projections.

    The provision for income taxes for the three and six month periods ended June 30, 1999 differs from the amount computed by applying the statutory federal rate principally due to nondeductible costs related to the acquisitions of GeoCities, Encompass, and Online Anywhere, nondeductible amortization charges related to other acquisitions, and a change in income tax regulations resulting in the recognition of certain acquired loss carryforward benefits.

  Net Income

    The Company recorded net income of $65.5 million or $0.11 per share diluted for the quarter ended June 30, 2000 compared to net loss of $0.3 million or $0.00 per share diluted for the quarter ended June 30, 1999. The results for the quarter ended June 30, 2000 include employer payroll taxes on option exercises of $1.9 million, amortization of purchased technology and intangible assets acquired in certain acquisitions of $6.8 million, and goodwill amortization (included in investment income) of $1.5 million related to the Yahoo! Japan equity investment.

    The Company recorded net income of $143.3 million or $0.23 per share diluted for the six months ended June 30, 2000 compared to net income of $1.5 million or $0.00 per share diluted for the six months ended June 30, 1999. The results for the six months ended June 30, 2000 include non-recurring charges of $415,000 incurred in connection with the February 2000 acquisition of dotBank, employer payroll taxes on option exercises of $8.3 million, amortization of purchased technology and intangible assets of $13.0 million, a non-cash gain from the exchange of certain equity investments of $40.7 million, and goodwill amortization (included in investment income) of $1.5 million related to the Yahoo! Japan equity investment.

    The Company is subject to employer payroll taxes on employee exercises of non-qualified stock options. Assuming the fair market value of the Company's Common Stock was $125 per share on June 30, 2000, employer payroll taxes on unrealized gains related to vested and unvested non-qualified stock options would be approximately $48.1 million and $73.2 million, respectively. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Net proceeds that the Company would receive upon the exercise of such vested and unvested stock options would approximate $360.7 million and $2.2 billion, respectively. In addition, the Company would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. The Company's quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

Liquidity and Capital Resources

    Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At June 30, 2000, the Company had cash and cash equivalents and investments in marketable debt securities totaling $1.36 billion compared to $961.1 million at December 31, 1999.

    For the six months ended June 30, 2000, cash provided by operating activities of $276.9 million was primarily due to net income before taxes. For the six months ended June 30, 1999, cash provided by operating activities of $49.1 million was primarily due to net income before taxes and other non-cash costs.

    Cash used in investing activities was $266.3 million for the six months ended June 30, 2000. Purchases (net of proceeds and maturities) of marketable securities and other investments during the period were $231.4 million and capital expenditures totaled $37.6 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used in investing activities was $114.7 million for the six months ended June 30, 1999. Purchases (net of proceeds and maturities) of marketable securities and other investments during the period were $94.2 million and capital expenditures totaled $20.4 million.

    For the six months ended June 30, 2000 and 1999, cash provided by financing activities from the issuance of Common Stock pursuant to the exercise of stock options was $200.5 million and $61.7 million, respectively.

    During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to be constructed from 2000 through 2003, and to serve as the Company's new headquarters. Upon substantial completion of the buildings, the Company will collateralize a lease facility with deposited funds equal to the amount of the funds drawn on the facility by the lessors, estimated to range from $370 million to $380 million. Rent obligations for the buildings will bear a direct relationship to the lessors' carrying costs. The amount of the rent obligation is contingent upon future events.

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
  •
  online merchant hosting services; and
  •
  online broadcasting of business events.

    In particular, we face significant competition from America Online and Microsoft (MSN) and, to a less significant extent, other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including CMGI (Alta Vista), the Walt Disney Company (The GO Network), Excite@Home, and Lycos. In certain of these cases, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. America Online and Time Warner recently approved the proposed merging of their companies and this transaction is now expected to close, subject to receipt of regulatory approval. If completed, the merger will provide America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The proposed America Online and Time Warner combination will also provide America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. We also face competition from Web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences as well as increase our branding and other marketing activities in order to remain competitive.

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

    Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the first half of 2000, we do not believe that this level of revenue growth on a percentage basis will be sustained in future periods, particularly on a long-term basis. In addition, we currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Assuming the fair market value of our common stock was $125 per share on June 30, 2000, employer payroll taxes on unrealized gains related to vested and unvested non-qualified stock options would be approximately $48.1 million and $73.2 million, respectively. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Net proceeds that we would receive upon the exercise of such vested and unvested stock options would approximate $360.7 million and $2.2 billion, respectively. In addition, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results. In addition, if revenue growth levels do not meet our expectations, our financial results will be adversely affected.

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

In addition, we have recently experienced a shift in the source of advertising revenues from Internet companies to companies in more traditional lines of business. These advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs. If we are unsuccessful in adapting to the needs of our advertisers, it could have a material adverse effect on our business, operating results and financial condition.

We derive the majority of our revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately.

    Most of our revenues are currently derived from agreements with advertisers or sponsorship arrangements. These agreements generally have terms no longer than three (3) years and, in many cases, the terms are much shorter. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Many of our advertisers are Internet companies which, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results. Because our operating expenses are likely to increase significantly over the near term, to the extent that our expenses increase but our revenues do not, our business, operating results, and financial condition may be materially and adversely affected.

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

    Currently, a substantial portion of the traffic on our online properties is directed at our communications services, such as email, instant messaging, calendaring and chat rooms, and we expect this trend to continue for the foreseeable future. We provide these and other basic communications services free of charge to our users, as is the case with most of our competitors, and have not yet determined an effective means of generating revenues directly from the provision of such services. Alternative revenue models for our communications and electronic commerce services, such as subscription fees and commissions, are relatively unproven and may not generate sufficient revenues to be meaningful to us. Currently, we are dependent upon the use of other Yahoo! services to generate revenues from our communication services, and there is a risk that this relationship will not be sustained. As communications services become an increasingly important part of our total offering, we must continue to provide new communications applications which are compelling to users and utilize more sophisticated communications technologies to provide such applications to many types of access devices in addition to the personal computer, while continuing to develop an effective method for generating revenues for such services. In addition, the development of these technologies require long development cycles and a more significant investment by us. If we were unable to develop such applications or use such technologies, the size and rate of growth in our user base would be adversely affected. If we cannot develop a direct or indirect means by which we generate revenues from our communications services that are more than sufficient to offset the costs of providing such services, our business, operating results and financial condition would be materially adversely affected.

We may not be successful in expanding the number of users of our electronic commerce services and our ability to effectively provide these services is limited because we do not have a direct billing relationship with our customers.

    We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties. These properties, such as Yahoo! Shopping, link users with a network of retailers with which we have relationships. However, we merely provide a means through which our users can access the sellers of the products such users may wish to purchase and do not establish a direct billing relationship with our users as a result of any such purchase. In addition, a large number of our users currently utilize our online shopping services simply to gather information for future offline purchases. We will need to effectively induce information gatherers to make purchases in order for our electronic commerce properties to be successful. Finally, the success of our electronic commerce properties will also depend on, among other things, our ability to attract and retain well-known brands among our network of retailers. The revenue that we derive from our electronic commerce services is typically in the form of a bounty or a commission paid by the retailer from whom our user purchased a product. If the user had a favorable buying experience with a particular retailer, the user may subsequently contact that retailer directly rather than through our service. If our users bypass our electronic commerce properties, such as Yahoo! Shopping, and contact retailers directly, we will not receive any revenue for purchases made through such direct contact. Competing providers of online shopping, including merchants with which we have relationships, may be able to provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services. The inability of our electronic commerce properties to generate significant revenues could have a material adverse effect on our business.

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

    We believe that in light of substantial anticipated competition, we need to move quickly into international markets in order to effectively obtain market share. However, in a number of international markets, especially those in Europe, we face substantial competition from Internet Service Providers (ISPs) that offer or may offer their own navigational services. Many of these ISPs have a dominant market share in their territories. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online properties. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically are slower than domestic markets in adopting the Internet as an advertising and commerce medium.

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

    We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, president, chief financial officer, chief technical officer and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the case of our chief financial officer, only recently joined us. If any of these individuals were to leave Yahoo!, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant.

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

    Yahoo! is one of the most highly trafficked Web sites on the Internet and is regularly exceeding previous standards for numbers of simultaneous users, unique users and daily page views delivered. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose, is highly complex and may not provide satisfactory service in the future, especially as it becomes an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

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

    Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. Much of the content that attracts users to the Yahoo! online properties, such as news items, stock quotes, weather reports, maps and audio and video content, is licensed from third parties such as Reuters and TIBCO. In particular, Yahoo! Broadcast relies on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on the site. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both locally and abroad, Yahoo!'s content providers may increase the prices at which they offer their content to Yahoo! and potential content providers may not offer their content on terms agreeable to Yahoo!. An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate ourselves. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our advertising revenue.

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

  •
  the negative impact on reported earnings if any of our planned transactions that are expected to qualify for pooling of interest accounting treatment for financial reporting purposes fail to so qualify;

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

    Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. Currently, we are engaged in three lawsuits regarding patent issues and have been notified of a number of other potential disputes.

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

    We post privacy policies concerning the use and disclosure of user data. In addition, GeoCities, a company we acquired in 1999, is required to comply with a consent order between it and the Federal Trade Commission (the "FTC"), which imposes certain obligations and restrictions with respect to information collected from users. Further, the FTC is conducting an inquiry into certain of our consumer information practices to determine whether we have complied with applicable FTC consumer protection regulations. In connection with this inquiry, the FTC has requested that we provide information about our practices and submit various documents and other materials to the FTC. Any failure by us to comply with our posted privacy policies, the consent order, FTC requirements (including the inquiry mentioned above) or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

    It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Investigating and defending any of these types of claims is expensive, even to the extent that the claims do not ultimately result in liability.

Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of 2000, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $112.0625 to $167.375 and the sale price of our common stock closed at $135.94 on July 26, 2000. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Management and one large stockholder beneficially own approximately 39.4% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!'s stock price.

    Yahoo!'s directors and executive officers and SOFTBANK beneficially own approximately 39.4% of our outstanding common stock as of June 30, 2000. Eric Hippeau is a member of our Board of Directors and is also the Chairman and CEO of Ziff-Davis, a subsidiary of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! common stock.

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

    Foreign Currency Risk.  International revenues from the Company's foreign subsidiaries accounted for approximately 15% of total revenues in the quarter ended June 30, 2000. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

    The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended June 30, 2000 was not material.

    Investment Risk.  The Company invests in equity instruments of public and privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations. For these investments in public and privately-held companies, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded. Since the Company's initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees completing initial public offerings. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in three lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

    In addition to intellectual property claims, on or about March 1, 2000, the Company was advised that the FTC is conducting an inquiry into certain of the Company's consumer information practices to determine whether the Company has complied with applicable FTC consumer protection regulations. In connection with this inquiry, the FTC has requested that the Company provide information about its practices and submit various documents and other materials to the FTC.

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

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    On May 12, 2000, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Timothy Koogle (with 481,123,423 affirmative votes and 2,694,818 votes withheld), Jeff Mallett (with 481,121,883 affirmative votes and 2,696,358 votes withheld), Jerry Yang (with 481,128,385 affirmative votes and 2,689,856 votes withheld), Eric Hippeau (with 477,644,680 affirmative votes and 6,173,561 votes withheld), Arthur H. Kern (with 481,679,199 affirmative votes and 2,139,042 votes withheld), and Michael Moritz (with 481,604,868 affirmative votes and 2,213,373 votes withheld).

    The stockholders also approved an amendment and restatement of the Company's Certificate of Incorporation (with 392,794,234 shares voting for, 89,639,854 against, and 1,384,153 abstaining).

    The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 2000 (with 479,117,713 shares voting for, 3,558,760 against, and 1,141,768 abstaining).

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    a.  Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 27, 1999 by and among the Registrant, Home Page Acquisition Corp. and GeoCities (without exhibits) (Filed as Exhibit 1 to the GeoCities Schedule 13D, dated February 8, 1999 and incorporated herein by reference.)
2.2	Agreement and Plan of Merger, dated as of March 31, 1999 by and among the Registrant, Alamo Acquisition Corp. and broadcast.com inc. (without exhibits) (Filed as Exhibit 1 to the broadcast.com Schedule 13D, dated April 9, 1999 and incorporated herein by reference.)
2.3	Agreement and Plan of Merger dated June 4, 1998 by and among the Registrant, XY Acquisition Corporation, and Viaweb Inc. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated June 12 1998, and incorporated herein by reference.)
2.4	Agreement and Plan of Merger dated as of October 9, 1998, by and among the Registrant, YO Acquisition Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated October 23, 1998 [the 8-K dated October 23, 1998] and incorporated herein by reference.)
2.5	Amendment to the Agreement and Plan of Merger dated as of October 19, 1998, by and among the Registrant, YO Acquisition Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.2 to the 8-K dated October 23, 1998 and incorporated herein by reference.)
2.6	Agreement and Plan of Merger dated as of May 19, 1999 among the Registrant, Scarlett Acquisition Corporation, and Encompass, Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K, dated May 26, 1999 [the 8-K dated May 26, 1999] and incorporated herein by reference.)
2.7	Agreement and Plan of Merger dated as of May 25, 1999 among the Registrant, Airborne Acquisition Corporation, and Online Anywhere (Filed as Exhibit 99.5 to the 8-K dated May 26, 1999 and incorporated herein by reference.)
2.8*	Agreement and Plan of Merger dated as of June 27, 2000 by and among the Registrant, Hermes Acquisition Corporation and eGroups, Inc.
3.1*	Amended and Restated Certificate of Incorporation of Registrant
3.2	Bylaws of Registrant (Filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 [the 1999 10-K] and incorporated herein by reference.)
10.1	Form of Indemnification Agreement with certain of the Registrant's officers and directors (Filed as Exhibit 10.1 to the 1999 10-K and incorporated herein by reference.)
10.2	1995 Stock Plan, as amended (filed as Exhibit 10.2 to the 1999 10-K and incorporated herein by reference) and form of stock option agreement (Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 [the 1996 10-K] and incorporated herein by reference.)
10.3	Form of Management Continuity Agreement with the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)
10.4	Stock Purchase Agreement dated March 3, 1995 with each of David Filo and Jerry Yang (Filed as Exhibit 10.4 to the SB-2 Registration Statement and incorporated herein by reference.)
10.5	Series A Preferred Stock Agreement dated April 7, 1995 between the Registrant and Purchasers of Series A Preferred Stock (Filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference.)
10.6	Form of Stock Restriction Agreements dated April 7, 1995 between the Registrant and Jerry Yang and David Filo (Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.)

10.7	Series B Preferred Stock Agreement dated November 22, 1995 between the Registrant and Purchasers of Series B Preferred Stock (Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.)
10.8	Series C Preferred Stock Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.8 to the SB-2 Registration Statement and incorporated herein by reference.)
10.9	Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
10.10	Second Amended and Restated Co-Sale Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.10 to the SB-2 Registration Statement and incorporated herein by reference.)
10.11	Second Amended and Restated Voting Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.11 to the SB-2 Registration Statement and incorporated herein by reference.)
10.12†	Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
10.13	Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the 1996 10-K and incorporated herein by reference.)
10.14†	Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)
10.15	1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.20 to the SB-2 Registration Statement and incorporated herein by reference.)
10.16	1996 Directors' Stock Option Plan, as amended (filed as Exhibit 10.16 to the 1999 10-K and incorporated herein by reference) and form of option agreement (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)
10.17†	Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers Multi-Media Inc. (Filed as Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)
10.18	Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.26 to the SB-2 Registration Statement and incorporated herein by reference.)
10.19†	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 1996 [the June 30, 1996 10-Q] and incorporated herein by reference.)
10.20†	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.3 to the June 30, 1996 10-Q and incorporated herein by reference.)
10.21†	SOFTBANK Letter Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Group (Filed as Exhibit 10.4 to the June 30, 1996 10-Q and incorporated herein by reference.)
10.22†	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd. (Filed as Exhibit 10.30 to the 1996 10-K and incorporated herein by reference.)
10.23†	Yahoo! UK License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! UK (Filed as Exhibit 10.31 to the 1996 10-K and incorporated herein by reference.)

10.24†	Yahoo! Deutschland License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! Deutschland (Filed as Exhibit 10.32 to the 1996 10-K and incorporated herein by reference.)
10.25†	Yahoo! France License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! France (Filed as Exhibit 10.33 to the 1996 10-K and incorporated herein by reference.)
10.26	Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated July 29, 1997 and incorporated herein by reference.)
10.27	Joint Venture Agreement, dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [the September 30, 1997 10-Q] and incorporated herein by reference.)
10.28	Sublease Agreement, dated September 11, 1997 between the Registrant and Amdahl Corporation (Filed as Exhibit 10.2 to the September 30, 1997 10-Q and incorporated herein by reference.)
10.29	Four11 Corporation 1995 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-39105, dated October 30, 1997, and incorporated herein by reference.)
10.30†	Amendment Agreement dated September 17, 1997 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 [the 1997 10-K] and incorporated herein by reference.)
10.31†	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the 1997 10-K and incorporated herein by reference.)
10.32†	Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.41 to the 1997 10-K and incorporated herein by reference.)
10.33†	Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the 1997 10-K and incorporated herein by reference.)
10.34	Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-56781, dated June 12, 1998 [the S-8 Registration Statement dated June 12, 1998], and incorporated herein by reference.)
10.35	Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S-8 Registration Statement, dated June 12, 1998, and incorporated herein by reference.)
10.36	Stock Purchase Agreement dated as of July 7, 1998, between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 [the June 30, 1998 10-Q]and incorporated herein by reference.)
10.37	Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among the Registrant, SOFTBANK Holdings Inc., Sequoia Capital VI and Sequioia Technology Partners VI (Filed as Exhibit 10.2 to the June 30, 1998 10-Q and incorporated herein by reference.)
10.38	Content License Agreement dated January 8, 1998 between the Registrant and ZDNet (Filed as Exhibit 10.3 to the June 30, 1998 10-Q and incorporated herein by reference.)

10.39	Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-66067, dated October 23, 1998 and incorporated herein by reference.)
10.40†	Termination Agreement between the Registrant and Rogers Media Inc. dated January 6, 1999 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)
10.41	Online Anywhere 1997 Stock Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-81635, dated June 25, 1999 [the S-8 Registration Statement dated June 25, 1999] and incorporated herein by reference.)
10.42	Encompass, Inc. Stock Option Plan (Filed as Exhibit 4.2 to the S-8 Registration Statement dated June 25, 1999 and incorporated herein by reference.)
10.43	ISSG Stock Option Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-93497, dated December 23, 1999 and incorporated herein by reference.)
27.1*	Financial Data Schedule

*
Filed herewith.

†
Confidential treatment granted.

b.
Reports on Form 8-K:

    On April 6, 2000, the Company filed a report on Form 8-K which (i) announced its financial results for the three month period ended March 31, 2000; and (ii) announced its appointment of Susan Decker as the Company's new chief financial officer and senior vice president of finance and administration beginning June 2000.

    On June 29, 2000, the Company filed a report on Form 8-K which announced the signing of a definitive agreement to acquire eGroups, Inc.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.
Dated: July 28, 2000	By:	/s/ SUSAN L. DECKER Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
Dated: July 28, 2000	By:	/s/ JAMES J. NELSON Vice President, Finance (Principal Accounting Officer)

QuickLinks

FORM 10-Q
YAHOO! INC.
Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
YAHOO! INC. Condensed Consolidated Balance Sheets (unaudited, in thousands)
YAHOO! INC. Condensed Consolidated Statements of Operations (unaudited, in thousands except per share amounts)
YAHOO! INC. Condensed Consolidated Statements of Cash Flows (unaudited, in thousands)
YAHOO! INC. Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures