Form 10-Q
period 2000-09-30
YAHOO INC
filed 2000-11-09
CIK 1011006

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2000
Common Stock, $0.001 par value	558,422,699

YAHOO! INC.
Table of Contents

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$522,185	$277,136
Short-term investments in marketable securities	715,338	638,508
Accounts receivable, net	74,496	56,454
Prepaid expenses and other current assets	26,999	19,368

Total current assets	1,339,018	991,466
Long-term investments in marketable securities	613,072	339,623
Property and equipment, net	98,098	60,798
Other assets	259,642	128,242

Total assets	$2,309,830	$1,520,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,293	$14,341
Accrued expenses and other current liabilities	182,227	89,682
Deferred revenue	152,404	90,790

Total current liabilities	353,924	194,813

Other liabilities	12,440	17,621
Minority interests in consolidated subsidiaries	29,437	3,790
Commitments and contingencies (Note 10)
Mandatory redeemable convertible preferred stock	—	52,173
Stockholders' equity:
Common Stock	558	535
Additional paid-in capital	1,748,655	1,148,368
Retained earnings (accumulated deficit)	140,299	(25,842)
Accumulated other comprehensive income	24,517	128,671

Total stockholders' equity	1,914,029	1,251,732

Total liabilities and stockholders' equity	$2,309,830	$1,520,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Net revenues	$295,548	$155,863	$799,305	$388,638
Cost of revenues	40,860	26,250	116,105	72,643

Gross profit	254,688	129,613	683,200	315,995

Operating expenses:
Sales and marketing	109,171	56,013	295,977	149,288
Product development	30,060	17,624	84,138	47,118
General and administrative	19,910	9,920	55,707	28,080
Amortization of intangibles	5,418	3,477	14,235	10,139
Acquisition-related costs	22,370	22,125	22,785	88,487

Total operating expenses	186,929	109,159	472,842	323,112

Income (loss) from operations	67,759	20,454	210,358	(7,117)
Investment income, net	28,965	10,019	104,801	26,820
Minority interests in operations of consolidated subsidiaries	(1,394)	(569)	(5,422)	(1,733)

Income before income taxes	95,330	29,904	309,737	17,970
Provision for income taxes	47,665	18,831	141,142	7,923

Net income	$47,665	$11,073	$168,595	$10,047

Net income per share—basic	$0.09	$0.02	$0.31	$0.02

Net income per share—diluted	$0.08	$0.02	$0.27	$0.02

Shares used in per share calculation—basic	555,807	519,371	547,585	511,907

Shares used in per share calculation—diluted	612,971	595,442	614,398	596,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2000	September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$168,595	$10,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,195	32,089
Tax benefits from stock options	125,534	7,484
Minority interests in operations of consolidated subsidiaries	5,422	1,733
Non-cash gain from exchange of investments	(44,587)	—
Purchased in-process research and development	—	9,775
Other non-cash charges	17,182	4,874
Changes in assets and liabilities:
Accounts receivable, net	(17,977)	(10,559)
Prepaid expenses and other assets	(24,033)	(3,659)
Accounts payable	4,955	300
Accrued expenses and other current liabilities	84,870	32,182
Deferred revenue	61,613	32,575

Net cash provided by operating activities	430,769	116,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(65,785)	(32,260)
Purchases of marketable securities	(1,005,313)	(731,428)
Proceeds from sales and maturities of marketable securities	626,293	470,717
Acquisitions and other investments	(64,705)	(44,817)

Net cash used in investing activities	(509,510)	(337,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	322,900	125,546
Other	3,000	(1,039)

Net cash provided by financing activities	325,900	124,507

Effect of exchange rate changes on cash and cash equivalents	(2,110)	(273)

Net change in cash and cash equivalents	245,049	(96,713)
Cash and cash equivalents at beginning of period	277,136	240,236

Cash and cash equivalents at end of period	$522,185	$143,523

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

    These financial statements should be read in conjunction with the supplementary consolidated financial statements and related notes included in the Company's Current report on Form 8-K/A, which was filed with the Securities and Exchange Commission ("SEC") on September 1, 2000, as amended on September 22, 2000. The Company consummated the acquisition of eGroups, Inc. ("eGroups") in August 2000 as well as various other acquisitions during 2000 and 1999 that were accounted for as poolings of interests. The condensed consolidated financial statements and the accompanying notes reflect the Company's financial position and the results of operations as if the acquired entities were wholly-owned subsidiaries of the Company since inception.

    Components of the consolidated results of operations of Yahoo! and the acquired companies, prior to their acquisitions by Yahoo!, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net revenues
Yahoo!	$292,713	$148,720	$791,213	$342,649
broadcast.com	—	6,358	—	28,748
GeoCities	—	—	—	12,984
eGroups	2,835	785	8,092	1,113
Others	—	—	—	3,144

	$295,548	$155,863	$799,305	$388,638

Net income (loss)
Yahoo!	$54,653	$16,007	$197,963	$42,028
broadcast.com	—	(1,145)	—	(7,617)
GeoCities	—	—	—	(17,249)
eGroups	(6,988)	(3,789)	(29,368)	(6,348)
Others	—	—	—	(767)

	$47,665	$11,073	$168,595	$10,047

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

Note 4—Other Assets (in thousands)

	September 30, 2000	December 31, 1999
Intangible assets	$85,640	$78,095
Investment in Yahoo! Japan	77,339	10,641
Investments in privately-held companies	78,348	38,750
Other	18,315	756

	$259,642	$128,242

Note 5—Basic and Diluted Net Income per Share

    Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and are excluded from the calculation of diluted net loss per share if anti-dilutive. For the three and nine month periods ended September 30, 2000, common share equivalents approximated 57.2 million and 66.8 million shares, respectively, and were primarily related to shares issuable upon the exercise of stock options. For the three and nine month periods ended September 30, 1999, common share equivalents approximated 76.1 million and 84.5 million shares, respectively.

Note 6—Comprehensive Income

    The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net income	$47,665	$11,073	$168,595	$10,047
Unrealized gains (losses) on available-for-sale securities	(35,591)	(55,467)	(102,044)	1,109
Foreign currency translation losses	(1,631)	(233)	(2,110)	(273)

Comprehensive income (loss)	$10,443	$(44,627)	$64,441	$10,883

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

    In June 2000, the Company completed its acquisition of VivaSmart, Inc., through the issuance of 72,953 shares of Yahoo! Common Stock for a total purchase price of approximately $8.9 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, principally goodwill of $7.7 million, and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for VivaSmart, Inc. for periods prior to the acquisition were not material to the Company and accordingly, proforma results of operations have not been presented. Results of operations for VivaSmart, Inc. have been included with those of the Company subsequent to the acquisition date.

    In August 2000, the Company completed its acquisition of eGroups through the issuance of 3,425,435 shares and options to purchase shares of Yahoo! Common Stock in exchange for all outstanding shares of eGroups capital stock and options. The acquisition is being accounted for as a pooling of interests, and accordingly, prior period financial statements have been restated. The Company recorded a one-time charge of $22.4 million in the third fiscal quarter of 2000, which includes contracts and facilities termination expenses of $13.1 million and other merger-related expenses such as write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of certain employees with redundant job functions in certain functional areas, and various registration and filing fees amounting to $9.3 million.

Note 8—Investments

    In March 2000, Yahoo! Japan acquired GeoCities Japan and broadcast.com japan for 1,100 shares of Yahoo! Japan common stock for which the Company received 431 shares. The Company owned 40% of GeoCities Japan and 44% of broadcast.com japan prior to the acquisition. As a result of the acquisition, the Company increased its investment in Yahoo! Japan, which included approximately $41 million of goodwill to be amortized over seven years. The Company also recorded a gain from investments of approximately $41 million. In September 2000, the Company invested an additional $9.4 million in Yahoo! Japan. The Company continues to own approximately 34% of Yahoo! Japan.

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

    Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net revenues:
Advertising	$265,857	$140,656	$722,835	$352,166
Business services	29,691	15,207	76,470	36,472

	$295,548	$155,863	$799,305	$388,638

    Revenue is attributed to individual countries according to the international online property that generated the revenue. International revenues accounted for 16% and 15% of net revenues during the three month and nine month periods ended September 30, 2000, respectively, as compared to less than 10% for the three and nine month periods ended September 30, 1999. No single foreign country accounted for more than 10% of net revenues for the three month and nine month periods ended September 30, 2000 and 1999.

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

Note 11—Subsequent Events

    On November 9, 2000, the Company announced the signing of a definitive agreement to acquire Kimo, a Web portal in Taiwan. Under the terms of the agreement, Yahoo! will issue 2.25 million shares of Yahoo!'s Common Stock. In addition, the agreement provides for additional consideration payable to Kimo's shareholders in the event that specific performance criteria are met by the end of fiscal year 2001. The acquisition, which is subject to certain conditions, including the approval of certain Taiwanese government regulatory authorities, will be accounted for as a purchase transaction and is expected to be completed late in the fourth quarter of 2000.

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

Overview

    Yahoo! Inc. is a global Internet communications, commerce and media company that offers a comprehensive branded network of services to more than 166 million individuals each month worldwide. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is the leading guide in terms of traffic, advertising, household and business user reach, and is one of the most recognized brands associated with the Internet. The Company also provides online business services designed to enhance the Web presence of Yahoo!'s clients, including audio and video streaming, store hosting and management, and Web site tools and services. The Company's global Web network includes 24 World properties. Yahoo! has offices in Europe, the Asia Pacific, Latin America, Canada and the United States. The Company commenced operations in 1995, and is headquartered in Santa Clara, California.

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

    In June 2000, the Company completed its acquisition of VivaSmart, Inc., through the issuance of 72,953 shares of Yahoo! Common Stock for a total purchase price of approximately $8.9 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB Opinion No. 16. Under the purchase method of accounting, the purchase price was allocated to the assets acquired, principally goodwill of $7.7 million, and liabilities assumed based on their estimated fair values at the date of acquisition. Results of operations for VivaSmart, Inc. for periods prior to the acquisition were not material to the Company and accordingly, proforma results of operations have not been presented. Results of operations for VivaSmart, Inc. have been included with those of the Company subsequent to the acquisition date.

    In August 2000, the Company completed its acquisition of eGroups through the issuance of 3,425,435 shares and options to purchase shares of Yahoo! Common Stock in exchange for all outstanding shares of eGroups capital stock and options. The acquisition is being accounted for as a pooling of interests, and accordingly, prior period financial statements have been restated. The Company recorded a one-time charge of $22.4 million in the third fiscal quarter of 2000, which includes contracts and facilities termination expenses of $13.1 million and other merger-related expenses such as write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of certain employees with redundant job functions in certain functional areas, and various registration and filing fees amounting to $9.3 million.

Results of Operations

  Net Revenues

    Net revenues were $295.5 million and $799.3 million for the three month and nine month periods ended September 30, 2000, respectively, which represent increases of 90% and 106% when compared with the corresponding periods in 1999.

    Advertising Revenue.  Of the total net revenues for the third quarter and the nine months ended September 30, 2000, advertising revenue was $265.9 million and $722.8 million, respectively, which represent increases of 89% and 105% when compared with the corresponding periods in 1999. The increase was due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 3,450 customers advertised on the Company's online media properties during the quarter ended September 30, 2000 as compared to approximately 3,200 during the third quarter of 1999. No single customer accounted for 10% or more of net revenues during the three and nine month periods ended September 30, 2000 and 1999. Advertising purchases by SOFTBANK and its consolidated affiliates, a 21% stockholder of the Company as of September 30, 2000, accounted for less than 1% and approximately 5% of net revenues during the nine months ended September 30, 2000 and 1999, respectively, compared to less than 1% and approximately 3% of net revenues during the three months ended September 30, 2000 and 1999, respectively. Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company. International revenues accounted for 16% of net revenues during the three and nine months ended September 30, 2000 and less than 10% for the corresponding periods in fiscal 1999. Barter revenues represented less than 10% of net revenues during those periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller or shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the last four years, management does not believe that this level of revenue growth will be sustained in future periods.

    Business Services Revenue.  Business services revenue consists of revenues generated from broadcasting live and on-demand audio and video events and subscription-based hosting services. Business services revenue comprised $29.7 million and $76.5 million of total net revenue for the third quarter and the nine months ended September 30, 2000, respectively, which represent increases of 95% and 110% when compared with the corresponding periods in 1999. The increase is primarily attributable to the increasing number of events broadcasted by the Company and the increased number of users of the various hosting services.

  Cost of Revenues

    Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, live event production costs, license fees, amortization of purchased technology, equipment depreciation, and compensation related expenses. The Company does not allocate any cost of revenues or operating costs to its business services segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance. Cost of revenues was $40.9 million, or 14% of net revenues for the three months ended September 30, 2000 compared to $26.3 million, or 17% of net revenues for the three months ended September 30, 1999. For the nine months ended September 30, 2000, cost of revenues was $116.1 million, or 15% of net revenues compared to $72.6 million, or 19% of net revenues for the corresponding period in fiscal 1999. The absolute dollar increase in cost of revenues from quarter to quarter is primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and an increase in license fees. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 780 million page views per day in September 2000 compared with an average of approximately 388 million page views per day in September 1999. Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page view figures and accounted for an average of approximately 112 million page views per day in September 2000 and an average of approximately 33 million page views per day in September 1999. The Company anticipates that its content and Internet connection expenses will continue to increase in absolute dollars for the foreseeable future.

  Sales and Marketing

    Sales and marketing expenses were $109.2 million, or 37% of net revenues for the quarter ended September 30, 2000 as compared to $56.0 million, or 36% of net revenues for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses were $296.0 million, or 37% of net revenues, as compared to $149.3 million, or 38% of net revenues for the nine months ended September 30, 1999. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include distribution costs), compensation and employee-related expenses, sales commissions, and travel costs. The increase in absolute dollars is primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in international subsidiaries and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase in future periods as it continues to pursue an aggressive brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization.

  Product Development

    Product development expenses were $30.1 million, or 10% of net revenues for the quarter ended September 30, 2000 as compared to $17.6 million, or 11% of net revenues for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, product development expenses were $84.1 million, or 11% of net revenues as compared to $47.1 million, or 12% of net revenues for the nine months ended September 30, 1999. Product development expenses consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's Web site, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Web site development costs, and other operating costs. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

  General and Administrative

    General and administrative expenses were $19.9 million, or 7% of net revenues for the quarter ended September 30, 2000 as compared to $9.9 million, or 6% of net revenues for the quarter ended

September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses were $55.7 million, or 7% of net revenues as compared to $28.1 million, or 7% of net revenues for the nine months ended September 30, 1999. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services.

  Amortization of Intangibles

    Total amortization expenses were $5.4 million and $14.2 million for the three and nine months ended September 30, 2000 as compared to $3.5 million and $10.1 million for the same periods in fiscal 1999. The increase is principally attributable to goodwill amortization resulting from the November 1999 ISSG and the June 2000 VivaSmart acquisitions, which resulted in goodwill and other intangible assets of $12.1 million and $7.7 million, respectively, and the March 2000 investment in Yahoo! Korea which resulted in goodwill of approximately $20.2 million.

  Acquisition-Related Costs

    For the three and nine month periods ended September 30, 2000, the Company recorded acquisition-related costs of $22.4 million and $22.8 million, respectively. These expenses were primarily attributable to the August 2000 acquisition of eGroups. For the three and nine month periods ended September 30, 1999, the Company recorded acquisition-related costs of $22.1 million and $88.5 million, respectively. These expenses were acquisition-related charges of $22.1 million attributable to the July 1999 acquisition of broadcast.com, and $66.4 million attributable to the acquisitions of GeoCities, Encompass, Online Anywhere, and NetRoadshow, and a nonrecurring charge of $9.8 million for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

  Investment Income, Net

    Investment income, net of expense, was $29.0 million for the quarter ended September 30, 2000. For the quarter ended September 30, 1999, investment income was $10.0 million. Investment income for the nine months ended September 30, 2000 was $104.8 million as compared to $26.8 million for the nine months ended September 30, 1999. The increase is primarily attributable to a higher average investment balance and gains from the exchanges of certain equity investments of $5 million and $40.7 million in the quarters ended September 30, 2000 and March 31, 2000, respectively. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company, changes in the market rates of its investments, and selling equity investments.

  Minority Interests in Operations of Consolidated Subsidiaries

    Minority interests in operations of consolidated subsidiaries were $1.4 million and $5.4 million for the three month and nine month periods ended September 30, 2000 as compared to $0.6 million and $1.7 million for the corresponding periods in 1999. The change is attributable to the continuing profitable results recorded in the European and Korean joint ventures in the aggregate during the three month and nine month periods ended September 30, 2000 as compared to the corresponding periods in 1999. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. If the consolidated subsidiaries remain profitable, the minority interests adjustment on the statement of operations will continue to reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

  Income Taxes

    The Company's effective income tax rates for the three month and nine month periods ended September 30, 2000 were 50% and 46%, respectively, and differs from the amount computed by applying the statutory federal rate principally due to state income taxes, nondeductible costs related to the acquistion of eGroups, and nondeductible amortization charges related to other acquisitions. This rate may change during the remainder of 2000 if operating results or acquisition related costs differ significantly from current projections.

    The provision for income taxes for the three and nine month periods ended September 30, 1999 differs from the amount computed by applying the statutory federal rate principally due to nondeductible costs related to the acquisitions of broadcast.com, GeoCities, Encompass, and Online Anywhere, nondeductible amortization charges related to other acquisitions, and a change in income tax regulations resulting in the recognition of certain acquired loss carryforward benefits.

  Net Income

    The Company recorded net income of $47.7 million or $0.08 per share diluted for the quarter ended September 30, 2000 compared to net income of $11.1 million or $0.02 per share diluted for the quarter ended September 30, 1999. The results for the quarter ended September 30, 2000 include employer payroll taxes on option exercises of $4.0 million, amortization of purchased technology and intangible assets acquired in certain acquisitions of $7.7 million, stock compensation expense of $5.0 million, acquisition-related costs of $22.4 million, gains from the exchanges of certain equity investments of $5 million, and goodwill amortization (included in investment income) of $1.5 million related to the Yahoo! Japan equity investment. The results for the quarter ended September 30, 1999 include amortization of purchased technology and intangible assets acquired in certain acquisitions of $6.0 million, stock compensation expense of $2.1 million, and acquisition-related costs of $22.1 million.

    The Company recorded net income of $168.6 million or $0.27 per share diluted for the nine months ended September 30, 2000 compared to net income of $10.0 million or $0.02 per share diluted for the nine months ended September 30, 1999. The results for the nine months ended September 30, 2000 include employer payroll taxes on option exercises of $12.3 million, amortization of purchased technology and intangible assets acquired in certain acquisitions of $20.1 million, stock compensation expense of $17.2 million, acquisition-related costs of $22.8 million, gains from the exchanges of certain equity investments of $44.6 million, and goodwill amortization (included in investment income) of $2.9 million related to the Yahoo! Japan equity investment. The results for the nine months ended September 30, 1999 include amortization of purchased technology and intangible assets acquired in certain acquisitions of $17.3 million, stock compensation expense of $4.9 million, and acquisition-related costs of $88.5 million.

    The Company is subject to employer payroll taxes on employee exercises of non-qualified stock options. Assuming the fair market value of the Company's Common Stock was $90 per share on September 30, 2000, employer payroll taxes on unrealized gains related to vested and unvested non-qualified stock options would be approximately $37.1 million and $31.9 million, respectively. These employer payroll taxes would be recorded as a charge to operations (allocated between sales and marketing, product development and general and administrative) in the period such options are exercised based on actual gains realized by employees. Net proceeds that the Company would receive upon the exercise of such vested and unvested stock options would approximate $621.2 million and $1.6 billion, respectively. In addition, the Company would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. The Company's quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

Liquidity and Capital Resources

    Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of September 30, 2000, the Company had cash and cash equivalents and investments in marketable debt securities totaling $1.6 billion compared to $1.0 billion as of December 31, 1999.

    For the nine months ended September 30, 2000, cash provided by operating activities of $430.8 million was primarily attributable to net income of $168.6 million, depreciation and amortization of $49.2 million, tax benefits from stock options of $125.5 million, and changes in working capital of $109.4 million. For the nine months ended September 30, 1999, cash provided by operating activities of $116.8 million was primarily attributable to net income of $10.0 million, depreciation and amortization of $32.1 million, tax benefits from stock options of $7.5 million, non-cash items of $16.4 million, and changes in working capital of $50.8 million.

    Cash used in investing activities was $509.5 million for the nine months ended September 30, 2000. Purchases (net of proceeds and maturities) of marketable securities and other investments during the period were $443.7 million and capital expenditures totaled $65.8 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase in future periods. Cash used in investing activities was $337.8 million for the nine months ended September 30, 1999. Purchases (net of proceeds and maturities) of marketable securities and other investments during the period were $305.5 million and capital expenditures totaled $32.3 million.

    For the nine months ended September 30, 2000 and 1999, cash provided by financing activities was $325.9 million and $124.5 million, respectively, and was primarily due to the issuance of Capital Stock pursuant to the exercise of stock options.

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

    Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the first nine months of 2000, we do not believe that this level of revenue growth on a percentage basis will be sustained in future periods, particularly on a long-term basis. In addition, we currently expect that our operating expenses will continue to increase significantly as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. We also hold investments in securities of technology companies. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, we may realize decreases in the market value of such investments in the future which will be recorded on our financial statements. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Assuming the fair market value of our common stock was $90 per share on September 30, 2000, employer payroll taxes on unrealized gains related to vested and unvested non-qualified stock options would be approximately $37.1 million and $31.9 million, respectively. These employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. Net proceeds that we would receive upon the exercise of such vested and unvested stock options would approximate $621.2 million and $1.6 billion, respectively. In addition, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results. In addition, if revenue growth levels do not meet our expectations, our financial results will be adversely affected.

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

    A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We typically receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

•	the fees we are entitled to receive may be adjusted downwards;
•	we may be required to "make good" on our obligations by providing alternative services;
•	the sponsors may not renew the agreements or may renew at lower rates; and
•	the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commit- ments in such agreements as has occurred in the past.

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

    In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international presence, there are certain risks inherent in doing business on an international level, including:

•	trade barriers and unexpected changes in regulatory requirements;
•	difficulties in developing, staffing and simultaneously managing a large number of unique foreign operations as a result of distance, language and cultural differences;
•	higher costs of doing business in foreign countries;
•	longer payment cycles;
•	currency exchange rate fluctuations;
•	political instability and export restrictions;
•	seasonal reductions in business activity;
•	risks related to government regulation including those more fully described below; and
•	potentially adverse tax consequences.

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

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first nine months of 2000, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $90.375 to $237.50 and the sale price of our common stock closed at $65.00 on November 8, 2000. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Management and one large stockholder beneficially own approximately 39% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!'s stock price.

    Yahoo!'s directors and executive officers and SOFTBANK beneficially own approximately 39% of our outstanding common stock as of September 30, 2000. Eric Hippeau is a member of our Board of Directors and is also the President and Executive Managing Director of SOFTBANK International Ventures, an affiliate of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! Common Stock.

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

    Foreign Currency Risk.  International revenues from the Company's foreign subsidiaries accounted for approximately 16% of total revenues in the quarter ended September 30, 2000. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

    The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company in the quarter ended September 30, 2000 was not material.

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

Item 2. Changes in Securities

    In August 2000, the Company completed its acquisition of eGroups through the issuance of 3,149,852 shares of Yahoo! Common Stock in exchange for all outstanding shares of eGroups capital stock. The shares were issued pursuant to an exemption under Section 3(a)(10) of the Securities Act of 1933, as amended. The terms and conditions of such issuances were approved after a hearing upon the fairness of such terms and conditions by a government authority expressly authorized by law to grant such approval.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

    a. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 27, 1999 by and among the Registrant, Home Page Acquisition Corp. and GeoCities (without exhibits) (Filed as Exhibit 1 to the GeoCities Schedule 13D, dated February 8, 1999 and incorporated herein by reference.)
2.2	Agreement and Plan of Merger, dated as of March 31, 1999 by and among the Registrant, Alamo Acquisition Corp. and broadcast.com inc. (without exhibits) (Filed as Exhibit 1 to the broadcast.com Schedule 13D, dated April 9, 1999 and incorporated herein by reference.)
2.3	Agreement and Plan of Merger dated June 4, 1998 by and among the Registrant, XY Acquisition Corporation, and Viaweb Inc. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated June 12 1998, and incorporated herein by reference.)
2.4	Agreement and Plan of Merger dated as of October 9, 1998, by and among the Registrant, YO Acquisition Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated October 23, 1998 [the 8-K dated October 23, 1998] and incorporated herein by reference.)
2.5	Amendment to the Agreement and Plan of Merger dated as of October 19, 1998, by and among the Registrant, YO Acquisition Corporation, and Yoyodyne Entertainment, Inc. (Filed as Exhibit 2.2 to the 8-K dated October 23, 1998 and incorporated herein by reference.)
2.6	Agreement and Plan of Merger dated as of May 19, 1999 among the Registrant, Scarlett Acquisition Corporation, and Encompass, Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K, dated May 26, 1999 [the 8-K dated May 26, 1999] and incorporated herein by reference.)
2.7	Agreement and Plan of Merger dated as of May 25, 1999 among the Registrant, Airborne Acquisition Corporation, and Online Anywhere (Filed as Exhibit 99.5 to the 8-K dated May 26, 1999 and incorporated herein by reference.)
2.8	Agreement and Plan of Merger dated as of June 27, 2000 by and among the Registrant, Hermes Acquisition Corporation and eGroups, Inc. (Filed as Exhibit 2.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 [the June 30, 2000 10-Q] and incorporated herein by reference.)
3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference.)
3.2	ByLaws of Registrant (Filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 [the 1999 10-K] and incorporated herein by reference.)
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3	Form of Senior Note**
4.4	Form of Subordinated Note**

4.5	Form of Certificate of Designation for preferred stock (together with preferred stock certificate)**
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7	Form of Warrant Agreement (together with form of Warrant Certificate)**
10.1	Form of Indemnification Agreement with certain of the Registrant's officers and directors (Filed as Exhibit 10.1 to the 1999 10-K and incorporated herein by reference.)
10.2	1995 Stock Plan, as amended (filed as Exhibit 10.2 to the 1999 10-K and incorporated herein by reference) and form of stock option agreement (Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 [the 1996 10-K] and incorporated herein by reference.)
10.3	Form of Management Continuity Agreement with the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)
10.4	Stock Purchase Agreement dated March 3, 1995 with each of David Filo and Jerry Yang (Filed as Exhibit 10.4 to the SB-2 Registration Statement and incorporated herein by reference.)
10.5	Series A Preferred Stock Agreement dated April 7, 1995 between the Registrant and Purchasers of Series A Preferred Stock (Filed as Exhibit 10.5 to the SB-2 Registration Statement and incorporated herein by reference.)
10.6	Form of Stock Restriction Agreements dated April 7, 1995 between the Registrant and Jerry Yang and David Filo (Filed as Exhibit 10.6 to the SB-2 Registration Statement and incorporated herein by reference.)
10.7	Series B Preferred Stock Agreement dated November 22, 1995 between the Registrant and Purchasers of Series B Preferred Stock (Filed as Exhibit 10.7 to the SB-2 Registration Statement and incorporated herein by reference.)
10.8	Series C Preferred Stock Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.8 to the SB-2 Registration Statement and incorporated herein by reference.)
10.9	Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
10.10	Second Amended and Restated Co-Sale Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.10 to the SB-2 Registration Statement and incorporated herein by reference.)
10.11	Second Amended and Restated Voting Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.11 to the SB-2 Registration Statement and incorporated herein by reference.)
10.12†	Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
10.13	Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the 1996 10-K and incorporated herein by reference.)
10.14†	Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)

10.15	1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.20 to the SB-2 Registration Statement and incorporated herein by reference.)
10.16	1996 Directors' Stock Option Plan, as amended (filed as Exhibit 10.16 to the 1999 10-K and incorporated herein by reference) and form of option agreement (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)
10.17†	Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers Multi-Media Inc. (Filed as Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)
10.18	Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.26 to the SB-2 Registration Statement and incorporated herein by reference.)
10.19†	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 [the September 30, 1996 10-Q] and incorporated herein by reference.)
10.20†	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.3 to the September 30, 1996 10-Q and incorporated herein by reference.)
10.21†	SOFTBANK Letter Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Group (Filed as Exhibit 10.4 to the September 30, 1996 10-Q and incorporated herein by reference.)
10.22†	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd. (Filed as Exhibit 10.30 to the 1996 10-K and incorporated herein by reference.)
10.23†	Yahoo! UK License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! UK (Filed as Exhibit 10.31 to the 1996 10-K and incorporated herein by reference.)
10.24†	Yahoo! Deutschland License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! Deutschland (Filed as Exhibit 10.32 to the 1996 10-K and incorporated herein by reference.)
10.25†	Yahoo! France License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! France (Filed as Exhibit 10.33 to the 1996 10-K and incorporated herein by reference.)
10.26	Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated July 29, 1997 and incorporated herein by reference.)
10.27	Joint Venture Agreement, dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [the September 30, 1997 10-Q] and incorporated herein by reference.)
10.28	Sublease Agreement, dated September 11, 1997 between the Registrant and Amdahl Corporation (Filed as Exhibit 10.2 to the September 30, 1997 10-Q and incorporated herein by reference.)
10.29	Four11 Corporation 1995 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-39105, dated October 30, 1997, and incorporated herein by reference.)

10.30†	Amendment Agreement dated September 17, 1997 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 [the 1997 10-K] and incorporated herein by reference.)
10.31†	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the 1997 10-K and incorporated herein by reference.)
10.32†	Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.41 to the 1997 10-K and incorporated herein by reference.)
10.33†	Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the 1997 10-K and incorporated herein by reference.)
10.34	Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-56781, dated June 12, 1998 [the S-8 Registration Statement dated June 12, 1998], and incorporated herein by reference.)
10.35	Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S-8 Registration Statement, dated June 12, 1998, and incorporated herein by reference.)
10.36	Stock Purchase Agreement dated as of July 7, 1998, between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 [the September 30, 1998 10-Q] and incorporated herein by reference.)
10.37	Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among the Registrant, SOFTBANK Holdings Inc., Sequoia Capital VI and Sequioia Technology Partners VI (Filed as Exhibit 10.2 to the September 30, 1998 10-Q and incorporated herein by reference.)
10.38	Content License Agreement dated January 8, 1998 between the Registrant and ZDNet (Filed as Exhibit 10.3 to the September 30, 1998 10-Q and incorporated herein by reference.)
10.39	Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-66067, dated October 23, 1998 and incorporated herein by reference.)
10.40†	Termination Agreement between the Registrant and Rogers Media Inc. dated \ January 6, 1999 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)
10.41	Online Anywhere 1997 Stock Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-81635, dated June 25, 1999 [the S-8 Registration Statement dated June 25, 1999] and incorporated herein by reference.)
10.42	Encompass, Inc. Stock Option Plan (Filed as Exhibit 4.2 to the S-8 Registration Statement dated June 25, 1999 and incorporated herein by reference.)
10.43	ISSG Stock Option Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-93497, dated December 23, 1999 and incorporated herein by reference.)
27.1*	Financial Data Schedule

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

†
Confidential treatment granted.

    b. Reports on Form 8-K:

    On July 12, 2000, the Company filed a report on Form 8-K, which announced its financial results for the three month and six month periods ended June 30, 2000.

    On August 11, 2000, the Company filed a report on Form 8-K, which filed an amendment and restatement of the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on March 12, 1996, setting forth an updated description of Yahoo!'s capital stock in Item 1 of such registration statement.

    On September 22, 2000, the Company filed a report on Form 8-K/A, which amends the Form 8-K previously filed on September 1, 2000. The original Form 8-K announced the completion of the Company's acquisition of eGroups and included its press release regarding such transaction therein. The Form 8-K/A included the following financial statements:

•	Supplementary consolidated financial statements for the six months ended June 30, 2000 and 1999 and the three years ended December 31, 1999 and the accompanying supplementary notes which reflect Yahoo!'s financial position and the results of operations as if eGroups was a wholly owned subsidiary of the Company since inception; and
•
Selected financial data for the six months ended June 30, 2000 and 1999 and the three years ended December 31, 1999 that have been restated to reflect the 2000 and 1999 acquisitions of eGroups, NetRoadshow, Inc., Encompass, Inc., Geocities, Online Anywhere, and broadcast.com, which were accounted for as poolings of interests, as if the above acquired entities were wholly-owned subsidiaries of the Company since inception.

Signatures

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

Dated: November 9, 2000	By:	/s/ Susan L. Decker Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
Dated: November 9, 2000	By:	/s/ James J. Nelson Vice President, Finance (Principal Accounting Officer)

QuickLinks

YAHOO! INC. Table of Contents
RISK FACTORS
Signatures