Form 10-K
period 2000-12-31
YAHOO INC
filed 2001-03-16
CIK 1011006

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of January 31, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $13,037,967,102. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's Common Stock outstanding as of January 31, 2001 was 564,211,435.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1)
Proxy Statement for the 2001 Annual Meeting of Stockholders–Part III Items 10, 11, 12 and 13.

Part I

Item 1.  Business

In addition to historical information, the following discussion of the Company's business (as well as the letter to stockholders from the Company's chairman and chief executive officer sent to stockholders with this Annual Report on Form 10-K) contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed in the sections in this Annual Report on Form 10-K entitled "Competition", "Proprietary Rights", "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Yahoo! Inc. (the "Company" or "Yahoo!") undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

OVERVIEW

Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet communications, commerce and media company that offers a comprehensive branded network of services. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is the leading guide in terms of traffic, advertising, and household and business user reach. The Company also provides online business and enterprise services designed to enhance the productivity and Web presence of Yahoo!'s clients. These services include Corporate Yahoo!™, a popular customized enterprise portal solution; audio and video streaming; store hosting and management; and Web site tools and services. The Company's global Web network includes 24 World properties. Yahoo! has offices in Europe, Asia Pacific, Latin America, Canada and the United States. The Company commenced operations in 1995, and is headquartered in Santa Clara, California.

Under the Yahoo! brand, the Company provides broadcast media, communications, business, enterprise and commerce services. In December 2000, Yahoo!'s global audience grew to 180 million unique users who viewed an average of approximately 900 million Web pages per day on Yahoo!-branded online properties.

In general, the Company makes its properties available without charge to users, and generates revenue primarily through the sale of advertisements, promotions, sponsorships, merchandising and direct marketing. The majority of advertising on Yahoo! properties is sold through the Company's internal advertising sales force. Approximately 3,700 customers advertised on the Yahoo! Network during the fourth quarter of 2000, including 55 of the Fortune 100.

MEDIA PROPERTIES AND SERVICES

Yahoo! Main Site

The Company's principal offering, www.yahoo.com, provides the flagship product for its global Internet media network. Yahoo! offers a comprehensive, intuitive and user-friendly online guide to Web navigation, aggregated informative content, communication services, a strong user community, and a commerce platform. Yahoo! includes a hierarchical, subject-based directory of Web sites, which enables Web users to locate and access desired information and services through hypertext links included in the directory. Yahoo! organizes Web site listings under the following 14 principal categories: Arts and Humanities, Business and Economy, Computers and Internet, Education, Entertainment, Government, Health, News and Media, Recreation and Sports, Reference, Regional, Science, Social Science, and Society and Culture. Web sites are further organized under these major headings by hierarchical subcategories. Users can either browse the directory listings by subject matter, or use a rapid keyword search facility that scans the contents of the entire directory or any subcategory within Yahoo!. The basic Web site listings are in many cases supplemented with brief descriptive commentary, and a special symbol is used to indicate listings that, in the view of the Company's editorial staff, provide unique presentation or content within their topic area. Yahoo! also provides Web-wide text search results from the Google search engine. These results are integrated into the directory search function so that Web-wide search results are presented in the absence of relevant listings from the Yahoo! directory.

Targeted Online Properties and Services

The comprehensive subject-based, demographic and geographic listings in Yahoo! have provided a platform for the Company to develop and offer independent navigational tools and information services that are targeted to particular interests and Web users, and are presented within the familiar Yahoo! framework and style. Its Web-based media properties allow users to personalize and tailor the presentation of information and navigational resources. The Company has also developed a suite of communication and commerce services that facilitate interaction with the Yahoo! community and the greater Web community, and transactions among users and with merchants. The Company has strategic partners who develop localized or targeted content and/or provide a service under a Yahoo! brand or co-brand. The Company believes that tight integration of these services, if implemented successfully, will further strengthen customer loyalty to the Yahoo! brand and create additional revenue opportunities through a broader end user and advertiser base and increasingly targeted advertising and commerce opportunities.

Media Properties

Yahoo!'s Media properties focus on delivering information and entertainment conveniently to users from leading branded content providers, combined with other Yahoo! resources and related Web sites from the Yahoo! directory. Use of most properties is free, and many require registration.

Subject-Based Properties

The Company has developed properties organized around subjects such as Sports, News, Weather, Music, and Finance. Yahoo! Entertainment aggregates information about recreation and leisure activities as well as interactive experiences through properties such as Yahoo! Movies, Music, TV, Games, and Chat Events. Yahoo!'s Full Coverage organizes hypertext links to Web sites featuring current events and issues of interest, such as elections, holidays, political issues and major weather conditions, organized in a topical format and updated regularly. Yahooligans!, a version of Yahoo! designed for children aged 7 to 12, includes content and a directory of Web sites selected by experienced educators who evaluate the sites for appropriate content and links, applicability to school curricula, and interest.

Content integrated into subject-based properties include real-time news (provided by numerous sources including Reuters New Media, Associated Press, Deutsche Presse Agentur, & Agence France Presse), stock quotes (Reuters), corporate earnings reports (Zacks), audio and video news (AVC News & National Public Radio), mutual fund holdings (Morningstar), stock investing commentary (Motley Fool, CBS MarketWatch, & The Street.com), sports scores (ESPN SportsTicker & STATS, Inc.), sports commentary (The Sporting News), weather information (Weathernews, Inc. & AccuWeather, Inc.), and entertainment industry news (E! Online & RollingStone).

Rich Media Integration and Services

Yahoo! is focused on developing dynamic and robust properties, including rich media in the form of audio and video content. Yahoo! Music gives users the ability to watch and listen to Internet broadcasts from top music talent across virtually every musical genre, download and purchase both secure and open audio files, remix selected music tracks online, and view on-demand video channels. Yahoo! Sports offers live audio broadcasts of professional sporting events, such as the NBA, NFL and MLB games, and live audio or video broadcasts of certain leading collegiate events, including football and men's and women's basketball from such institutions as Michigan, Alabama and Syracuse. Yahoo! Sports also provides a host of daily audio and video highlight clips, press conferences and live and archived coaches shows. Yahoo! News offers live newscasts along with an expanded catalog of local and nationwide stories. In addition to rich media integrated throughout Yahoo!'s traditional media properties, the Company maintains a central hub for access to licensed audio and video content, which includes concerts, audio books, radio shows, company conference calls, and all of its sports, news and music content. Yahoo! FinanceVision, launched during 2000, is a live, web-based financial network that provides viewers in-depth market coverage, investing insight from third-party sources, morning brokerage calls, and news and commentary from a broad array of premier editorial sources. Yahoo! FinanceVision creates an integrated consumer experience of personalized data and streaming audio and video.

Communications Properties

Yahoo! has established itself as a leading communications hub on the Internet with properties that have become essential services to many of its users. Through its integrated Mail, Groups, Chat, Messenger, Message Boards and Greetings products and services, registered Yahoo! members are given powerful ways to communicate one-to-one, one-to-many and many-to-many. Yahoo! Mail, the Company's free email service, is one of the most popular on the Web, and the Yahoo! Groups platform enables over 17 million members to communicate with other individuals of similar interests. Yahoo! has also developed a suite of services which help users manage their personal information, such as Address Book, Calendar, and Briefcase. Users can access their personal information from the Web through their personal computers or other devices such as personal digital assistants (PDA's), pagers and cell phones, using Yahoo! Mobile and Intellisync for Yahoo!.

During 2000, Yahoo! launched a powerful suite of voice services aimed at increasing the convenience for members to access information and communicate with anyone worldwide. These services, including Yahoo! by Phone, Voicemail, Voice-Enabled Email and PC to Phone Calling, offer consumers a convenient way to gain easy access to their online information from familiar devices and remain connected. With Yahoo! by Phone, people use a touch-tone keypad on any phone to gain easy access to Yahoo!'s essential services, including Yahoo! Mail, which is read to the user using advanced text-to-speech technology. Consistent with the Company's focus of enabling its members to communicate with anyone, anywhere, Yahoo! Messenger was enabled with a PC to Phone calling feature providing free long distance services (through our partner, Net2Phone) anywhere in the United States.

Community services epitomize the fundamental essence of Yahoo!'s communication products. Whether it is Yahoo! Clubs, Yahoo! Groups, Yahoo! Experts, Yahoo! Personals, Yahoo! Photos, Yahoo! Member Directory, Yahoo! Message Boards or Yahoo! GeoCities, Yahoo!'s member community has the tools necessary to create and build relationships through worldwide publishing and communication. Members can create GeoCities Home Pages, taking advantage of Yahoo! PageBuilder or Yahoo! PageWizard, join a Club or Group with other members of similar interests or share pictures with family and friends around the world.

Personalized Information Services

My Yahoo!, the Company's personalized Web information service, allows registered members to create a personal profile which organizes and delivers information of personal interest to the user via a user-customized interface. Users are able to capture their favorite Yahoo! products and services in one convenient location. From essential information and services, such as news, stock quotes, stock portfolio management, national headlines, local and national weather and sports scores, to more specific applications such as movie show times, ski reports, best travel fares, health tips and traffic reports, Yahoo!'s members have information of personal interest available at their fingertips in a customized format. Members are also able to conveniently monitor and transact business through use of the Auctions module or the Yahoo! PayDirect person-to-person payment mechanism. With the My Yahoo! platform, Yahoo! is able to deliver targeted product, advertising and transaction-based services.

Yahoo!'s Member Services are designed to enable efficient use of Yahoo!'s products and services worldwide. A cornerstone of these services is the universal registration system that permits users to easily access products and services, including My Yahoo!, Yahoo! Chat, Yahoo! Mail, Yahoo! Portfolios, Yahoo! Message Boards, Yahoo! Shopping, Yahoo! Auctions, Yahoo! Clubs, Yahoo! Address Book, and Yahoo! Calendar, under a single username. Other Member Services include Yahoo! Wallet, which enables users to enter their financial, billing and shipping information into a secure location once and reuse the information for purchases throughout the Yahoo! Network without re-entering the information, and Yahoo! Companion, a browser add-on that enables users to conveniently access Yahoo!'s product and services from anywhere on the Web. Finally, the Yahoo! Points program encourages loyalty by allowing users to earn points for using services such as Yahoo! Travel and Yahoo! Shopping, and redeem them for prizes.

Commerce Properties

One of the Company's primary strategies is to provide a marketplace for commerce on the Web. Through sponsorship arrangements with premier merchants, Yahoo! offers its members the opportunity to purchase a wide variety of goods and services such as automotive services (Ford), books (Barnes & Noble.com), brokerage services (E*Trade, Datek, Ameritrade & National Discount Brokerage), flowers (FTD & 1-800-Flowers.com), health care

(Healtheon/WebMD), mortgages (E-Loan), music (ARTISTdirect), and traditional communications services (AT&T Wireless). In addition to providing sponsorship opportunities, Yahoo! provides retail merchants the ability to build or seamlessly integrate their existing Web sites into the Yahoo! network, allowing merchants to more effectively utilize Yahoo!'s tools and commerce technologies. The addition in 2000 of a number of new, brand name merchants joining Yahoo! Shopping, including saksfifthavenue.com, Target, Circuit City, JCPenney.com, Handspring and Crutchfield, reinforces Yahoo! Shopping's position as a leading portal shopping destination on the Web.

Yahoo!'s popular array of e-commerce services allows users to find, connect, sell or buy in one central Web location. The spectrum of commerce offerings within the Yahoo! network, including Yahoo! Shopping, Yahoo! Store, Yahoo! Auctions, Yahoo! Classifieds, Yahoo! Travel, and Yahoo! Site, enables Yahoo! users to interact with a secure, convenient and powerful platform to conduct transactions and build community. Yahoo! directly enables transactions through Yahoo! Shopping, Yahoo! Store and Yahoo! Auctions. Yahoo! Store provides merchants looking to sell products and services on the Web with a convenient, cost-effective and easy-to-use interface for building a web-site, processing orders, managing inventory and promoting their offerings. Taking advantage of Yahoo! Store's technology, Yahoo! Shopping allows merchants large and small to integrate their already developed commercial web sites into the Yahoo! Shopping network where consumers can compare and select items to purchase with a credit card, using Yahoo!'s universal Shopping Cart and Wallet technologies. Yahoo! Shopping is a consumer-focused site, aggregating prominent merchants and their wares in categories ranging from music, books and jewelry to apparel, electronics and collectibles. As of December 2000, Yahoo! Shopping and Store included over 13,000 merchants, including Brooks Brothers, Coach, Eddie Bauer, The Gap, Nordstrom, Patagonia, Macys, OfficeMax, Victoria's Secret and Zales. Yahoo! Auctions enables consumers and businesses to auction items online in 12 different categories including Antiques, Art & Collectibles, Business & Office, Computers, Home & Garden, Toys, Games & Hobbies, and Sports Cards & Memorabilia. Yahoo! also facilitates transactions on a referral basis in Classifieds properties such as Autos, Real Estate and Employment.

The year ended December 31, 2000 was marked by a number of enhancements to Yahoo!'s commerce properties including the launch of My Shopping which enables consumers to easily aggregate relevant purchasing information, personalized content, and their favorite stores in one centralized Web location. ShoppingVision, a rich media extension of Yahoo! Shopping, provides consumers with a dynamic way to buy products conveniently on the Web, enabling shoppers to view streaming video content and simultaneously purchase relevant merchandise through a single interface.

For businesses looking to simplify their purchasing process, the Yahoo! B2B Marketplace serves as a one-stop, business-to-business directory offering a comprehensive collection of equipment, inventory and product listings from many of the Web's leading B2B commerce sites. This B2B Marketplace complements Yahoo!'s successful commerce and communications solutions, providing business users with everything they need to research, price and purchase products for their businesses.

Yahoo! PayDirect, an online person-to-person payment solution, is a service that enables U.S.-based Yahoo! consumers to request, receive, send and make payments over the Internet, eliminating the need for mailing paper checks and money orders. It is supported by CIBC National Bank, which provides the necessary banking and fund transfer capabilities. Yahoo! also expanded its relationship with Visa U.S.A., the largest consumer payments system in the United States, to provide Visa's payer authentication services and create a more convenient and secure shopping experience for consumers. The launch of the Yahoo! Buyer Protection Program, backed by insurance obtained from Lloyd's of London, serves to protect purchases on Yahoo! Auctions and was developed in an on-going effort to give consumers increased trust and confidence when making online purchases.

Yahoo! also enhanced its mobile commerce services with the launch of Yahoo! PayDirect and Yahoo! Local Sales on Internet-enabled mobile phones in the United States. Yahoo! Local Sales provides mobile consumers with a one-stop source to find advertised sales and specials offered on products in local stores. Yahoo! PayDirect enables Yahoo! consumers to send or receive money online from any Internet-enabled phone. Yahoo! Shopping is also wireless enabled, providing wireless consumers with the ability to research, browse specific product offerings or comparison shop through one convenient device.

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

International Online Properties. The Company has developed 24 international online properties in 13 languages, including localized versions of Yahoo! in Argentina, Asia, Australia & New Zealand, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, Norway, Singapore, Spain, Sweden, Taiwan and the United Kingdom & Ireland, in addition to Yahoo! guides in Spanish, Mandarin Chinese and Canadian French languages. Outside the English-speaking markets, the Company has built independent directories of local language Web sites and other content, developed by native speakers of each language. The Company owns a majority or 100% of its non-US operations (except in Japan), and has established Yahoo! offices in 26 different locations internationally to ensure the local development of these businesses. The Company has pursued a consistent strategy of content aggregation with best of breed third parties and intends to rollout the full range of its products and services for all these markets. During 2000, the Company launched Yahoo! Argentina, Yahoo! India and Yahoo! Canada en francais, featuring an extensive Web directory of Web sites and comprehensive local programming (news, finance, sports, weather and movies) and communication services (mail, chat, messenger and clubs).

The Company's joint ventures with SOFTBANK Corp. and its affiliates, a holder of 21% of the Company's Common Stock as of December 31, 2000, include Yahoo! Japan, Yahoo! Europe (separate companies formed in Germany, the United Kingdom and France) and Yahoo! Korea. The joint ventures were formed to establish and manage local versions of Yahoo! in the respective countries. As of December 31, 2000, Yahoo! owns approximately 34%, 70% and 67% of Yahoo! Japan, Yahoo! Europe and Yahoo! Korea, respectively.

Local Online Properties. Yahoo! Get Local offers extensive information for all 50 states, 219 metropolitan areas and more than 30,000 counties and cities in the United States. The property provides users with comprehensive local Web programming, including sports, weather, classifieds, events, maps, restaurants, shopping, news, yellow pages, white pages, entertainment, and community information. Yahoo! Get Local is also integrated into the main directory of Yahoo!, which enhances the subcategories under the Regional category of the main Yahoo! hierarchy, giving individuals easy access to a wealth of local information.

Print and Other Offline Properties

The Company seeks to extend the Yahoo! brand into print and other offline media, primarily for the purpose of promoting the brand and creating greater demand for the Company's online properties. The Company continued its agreement with Ziff-Davis Publishing Company, formerly affiliated with SOFTBANK, for the publication of Yahoo! Internet Life, a monthly print magazine companion to the online magazine. The publication was recently sold to Willis Stein & Partners. In addition, the Company has entered into a multi-book arrangement with Byron Preiss to publish Yahoo! branded Internet reference guides. The Company also has licensing relationships for merchandise in various categories such as digital cameras, digital music players, and computer hardware accessories. Royalty revenues under these arrangements have been and are expected to continue to be nominal.

ADVERTISING, ELECTRONIC COMMERCE, AND BUSINESS SERVICES

The Company derives a significant portion of its revenues from the sale of advertising elements, including placement fees, promotions, banner advertisements, sponsorships, direct marketing, and transaction fees generated from the sale of merchandise on Yahoo! properties. The Company's advertising products currently consist of banner advertisements that appear on pages within Yahoo! properties, higher profile promotional sponsorships that are typically focused on a particular event, such as a sweepstakes, and merchant sponsorship buttons on targeted advertising inventory encouraging users to complete a transaction. Direct marketing revenues result from email campaigns targeted to certain members of the Yahoo! registered community who have indicated a willingness to receive such promotions. Hypertext links are embedded in each banner advertisement, button or directed email to provide the user with instant access to the advertiser's Web site, to obtain additional information or to purchase products and services.

Although a significant amount of advertising purchases on Yahoo! properties are for general rotation on pages within the Yahoo! network, the Company also offers increasingly targeted properties that are designed to deliver greater value to advertisers through more focused audiences. By developing an extended family of Yahoo!-branded properties, the Company seeks to offer advertisers a wide range of placement options and promotional opportunities. Yahoo!'s Fusion Marketing is an integrated set of sales and marketing tools built on Yahoo!'s network and global audience. It consists of innovative, interactive marketing programs designed to provide one-stop shopping for companies seeking to secure a measurable Internet presence. Extending the depth of its advertising services in 2000, Yahoo! launched the Yahoo! Buzz Index, an interactive market research system developed by Yahoo! to measure public engagement with brands, products, people and technologies on the Internet. By aggregating and ranking the search queries of Yahoo!'s monthly users, the Yahoo! Buzz Index provides insight into the interests of the world's largest connected audience. Yahoo! also introduced Yahoo! Full Service, an interactive suite of data-driven tools and services, which enhances a media program and enables marketers to more easily achieve their objectives.

Advertising Services

As of December 2000, sales professionals were employed in fourteen locations across the U.S.: Atlanta, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, Miami, New York, San Diego, the San Francisco Bay Area, Seattle, and Washington, D.C. The Company's sales organization consults regularly with agencies and customers on design and placement of Web-based advertising, and provides clients with measurements and analyses of advertising effectiveness.

In international markets, Yahoo!'s advertising sales are also principally handled by the Company's internal sales representatives. In some countries, including several where the Company has not established full operational capacity and localized properties, sales agency relationships have been put in place.

The Company offers many forms of advertising which have varying price ranges. In addition to targeted and general rotations of banner advertising, the Company offers premium positions on Yahoo! properties that typically are used in connection with promotions and special events. The Company's strategy is to use these sponsorship positions for high-profile promotions that can also result in additional visibility and awareness for Yahoo!. Yahoo! has also created special holiday- and event-oriented promotional spaces for occasions such as Back to School, Halloween and Christmas.

E-Commerce Services

Yahoo! offers a technology platform directed toward the complete deployment of a commerce enabled Web site with email, reporting, payment processing, and search functionality. This technology is currently available in the Yahoo! Shopping and Store properties enabling large and small merchants to transact business online. The Company generates revenue from monthly hosting fees and through receiving a percentage of online sales from its merchant partners. Additionally, Yahoo! enables businesses and individuals to sell products and services online through Yahoo! Auctions. The Yahoo! Auctions service is currently free to buyers; sellers are required to pay a nominal listing fee. The Company generates auction revenues from advertising, featured auction listings and item listings based on dollar value.

Business Services

Yahoo! Broadcast is a leading provider of streaming media, communications and collaboration tools to business customers. Whether it be live product launches, global corporate meetings or distributed learning, Yahoo! Broadcast's tools, infrastructure and partnerships are integrated to provide the solutions businesses seek for their complex business problems. During 2000, Yahoo! Broadcast launched the Webcast Studio Player and Corporate Broadcast Center applications, which offer enhanced data tools, new dynamic interfaces and advanced self-service capabilities, enabling customers to individually design solutions that fit their needs. Revenues are generated directly from business customers utilizing these turnkey-streaming services. To create visibility and promote access to their online events, businesses may also purchase online advertising throughout the Yahoo! network to drive increased traffic and awareness. Additional information required by this item is incorporated herein by reference to Note 8 "Segment and Geographic Information" of the

Notes of the Consolidated Financial Statements which appears in Item 8 of this Annual Report on Form 10-K.

During 2000, the Company announced Corporate Yahoo!, a customized enterprise information portal based on the My Yahoo! platform. Corporate Yahoo! enables companies to integrate proprietary corporate content and applications with Yahoo!'s personalized Internet content and services behind existing firewalls. Yahoo! and TIBCO, a provider of real-time infrastructure software for e-business, co-developed the Yahoo! Portal Builder software which is used in customizing Corporate Yahoo! to fit the needs of the client's organization. Specifically, this software allows portal administrators to control the aggregation, personalization and delivery of content, services and applications that will be accessed by end-users. Corporate Yahoo! will leverage existing Yahoo! platforms, including mail, personal information management, content aggregation, wireless delivery and broadcast streaming, in addition to offerings from strategic partners such as Inktomi (search technology), Netegrity (security), SmartForce (online training), and WebEx (web-conferencing). The Company has relationships with Hewlett-Packard and Accenture (formerly Andersen Consulting) to deliver customized portal solutions leveraging Corporate Yahoo!.

STRATEGIC RELATIONSHIPS

In order to serve users more effectively and to extend the Yahoo! brand to new media properties, the Company has entered into relationships with business partners who offer content, technology, and distribution capabilities.

Content and Commerce Relationships

Yahoo! has entered into strategic alliances with selected leading original content providers including ABC News, AccuWeather, Billboard, CNET, CNN, Forbes, Fox News, infoUSA.com, Muze, National Basketball Association, the National Football League, New York Post, Primedia, Reuters, RollingStone, The Sporting News, SportsTicker, The Wall Street Journal, Weathernews and Ziff-Davis, which permit the Company to bring Yahoo!-branded, targeted media products to market more quickly, while avoiding the cost of producing original editorial content.

Distribution Relationships

In order to broaden Yahoo!'s user base, the Company has established relationships with commercial online services, Internet access providers, OEMs and operators of leading Web sites. The Company believes these arrangements are important to the promotion of Yahoo!, particularly among new Web users who may first access the Web through these services or Web sites. These arrangements typically are terminable upon short or no notice.

Leading Web Sites. The Company has relationships with content, co-marketing and distribution partners to provide Yahoo! branding and links from partners' sites. In addition, millions of Web pages on the Internet voluntarily link to Yahoo!.

OEMs. During 2000, Yahoo! had distribution agreements with personal computer manufacturers including Hewlett-Packard, IBM, Gateway, and Toshiba whereby links to Yahoo! services are offered on the desktop of new computers.

Alternative Devices. In 1999, the Company significantly increased its efforts to distribute Yahoo! information and services to non-PC devices, beginning with the acquisition of Online Anywhere. As part of its Yahoo! Everywhere service strategy, the Company has entered into certain global relationships with various wireless vendors to distribute a range of Yahoo! services including My Yahoo!, Yahoo! Mail, Yahoo! Sports, Yahoo! Finance, Yahoo! News, Yahoo! Weather, Yahoo! Calendar, Yahoo! Address Book, Yahoo! Movies and Yahoo! Auctions. During 2000, Yahoo! announced the following additional services to the Yahoo! Everywhere service: Yahoo! Yellow Pages, Yahoo! Driving Directions and Yahoo! People Search. These global relationships include AT&T Wireless Services (PocketNet); Bell Mobility (Canada); British Telecom (UK); D2 Mannesman (Germany); France Telecom (France); Telefonica (Spain); Motient (eLink); Motorola (Internet connected wireless devices); Siemens (Germany); Sprint (Sprint PCS phones); Telecom Italia Mobile (Italy) and 3Com (Palm).

COMPETITION

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
  •
  online merchant hosting services; and
  •
  online broadcasting of business events.

In particular, we face significant competition from the newly combined AOL Time Warner and Microsoft (MSN). The combination of America Online and Time Warner provides America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including CMGI (Alta Vista), Excite@Home, and Lycos. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. We also face competition from Web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position.

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

PROPRIETARY RIGHTS

Our intellectual property rights are costly and difficult to protect. We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as critical to our success. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. For example, we have obtained the registration for certain of our trademarks, including "Yahoo!" and "Yahooligans!." Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet, and while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

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

In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. In the event that we determine that licensing patents or other proprietary rights is appropriate, we cannot guarantee that we will be able to license such proprietary rights on reasonable terms or at all. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability or be prevented from using the rights, which could require us to change our business practices in the future.

We are aware of lawsuits filed against two of our competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. Initial rulings in these lawsuits were in favor of our competitors, but the plaintiffs in these lawsuits have appealed these initial rulings.

EMPLOYEES

As of December 31, 2000, the Company had 3,259 full-time employees. Yahoo!'s future success is substantially dependent on the performance of its senior management and key technical personnel, and its continuing ability to attract and retain highly qualified technical and managerial personnel. See the "Risk Factors" section below for a further discussion of certain risks related to our employees.

RISK FACTORS

Financial results for any particular period will not predict results for future periods.

Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the year 2000, we do not believe that this level of revenue growth will be sustained in 2001 and in future periods, particularly on a long-term basis, and we recently announced that at the current time, we expect our first quarter 2001 revenues to be substantially less than our fourth quarter 2000 reported revenues. In addition, we currently expect that our operating expenses will continue to increase as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. We also hold investments in securities of technology companies. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, we have realized decreases in the market value of such investments of $163.2 million in the fourth fiscal quarter of 2000 which has been recorded on our financial statements. We may realize further decreases in the market value of certain investments in future periods. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Depending on the number of shares of our Common Stock for which options are exercised and the fair market value of shares of our Common Stock during such period, these employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results. In addition, if revenue growth levels do not meet our expectations, our financial results will be adversely affected.

We rely heavily on revenues derived from Internet advertising, which are subject to uncertain demand from our current and potential clients and are difficult to forecast accurately.

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

In addition, we are experiencing a shift in the source of advertising revenues from Internet companies to companies in more traditional lines of business. These advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs. If we are unsuccessful in adapting to the needs of our changing mix of advertisers, it could have a material adverse effect on our business, operating results and financial condition. In addition, Internet companies are ceasing to spend money on advertising at a faster pace than we anticipated and companies in more traditional lines of business are not spending money on advertising as quickly as we anticipated. These conditions could have a material adverse effect on our business, operating results and financial condition. We derive the majority of our revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately.

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

We have spent considerable amounts of money and resources to provide a variety of communications services, but such services may not prove to be successful in generating significant revenue for us.

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

We may not be successful in expanding the number of users of our electronic commerce services and our ability to effectively provide these services is limited because we do not have a direct billing relationship with our users.

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

Our business and enterprise services, while costly to develop, may fail to gain market acceptance.

We have invested a significant amount of money and resources in the creation of our business and enterprise services, such as Yahoo! Webcast Studio, which allows business customers to create and stream their own corporate events, Corporate Yahoo!, a customized enterprise portal solution; and Yahoo! Website Services, a turnkey service enabling companies to manage their Web presence. Many of these services are unproven and may fail to gain market acceptance. Because the market for these business and enterprise services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. We cannot assure you that the market for business and enterprise services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, our operating results could be adversely affected.

We will continue to expand into international markets in which we have limited experience, are faced with relatively higher costs and are exposed to greater risks.

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

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, president, chief financial officer, chief technical officer and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the case of our chief financial officer, only recently joined us. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We announced in March 2001 that our Board of Directors has initiated a search for a new chief executive officer. Upon completion of this search, our current chairman and chief executive officer, Tim Koogle, will resign as chief executive officer and continue as our chairman. In addition, we have recently experienced announcements of departures by certain management personnel of our international properties and may experience similar departures from our domestic or international business units in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant.

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

Yahoo! is one of the most highly trafficked Web sites on the Internet and is regularly exceeding previous standards for numbers of simultaneous users, unique users and daily page views delivered. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose, is highly complex and may not provide satisfactory service in the future, especially as it becomes an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive, complex, and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

Our competitors often provide Internet access or computer hardware to our customers and they could make it difficult for our customers to access our services.

Our users must access our services through an Internet service provider, or ISP, with which the user establishes a direct billing relationship using a personal computer or other access device. To the extent that an access provider, such as AOL Time Warner or MSN, or a computer or computing device manufacturer offers online services or properties that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Also, because an access provider gathers information from the user in connection with the establishment of the billing relationship, an access provider may be more effective than Yahoo! in tailoring services and advertisements to the specific tastes of the user. To the extent that a user opts to use the services offered by his or her access provider or those offered by computer or computing device manufacturers rather than the services provided by Yahoo!, our business, operating results and financial condition will be materially adversely affected.

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

We believe that maintaining and expanding the Yahoo! brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brand. However, because the number of Internet navigation, commerce, community and service companies continues to grow dramatically, it has become increasingly difficult and, due to increased competition, expensive, to obtain quality television, radio, magazine, Internet and other advertising space. Further, the proliferation of Internet-based companies has resulted and will continue to result in increased consumer confusion. Consequently, we will spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brand during 2001. We may not be able to successfully maintain or enhance consumer awareness of our brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Yahoo! brand in a cost-effective manner, our business, operating results and financial condition would be materially and adversely affected.

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

Until recently, the majority of the content that we provided to our users was in print, picture or graphical format and was either created internally or licensed to us by third parties for little or no charge. However, we have been providing recently and we intend to continue to provide increasing amounts of audio and video content to our users, such as the broadcast of music, film content, speeches, news footage, concerts and other special events, through our broadcast services division and our other media properties, and such content may require us to make substantial payments to third parties from whom we will license or acquire such content. For example, in order to broadcast music through our online properties, we are currently required to pay royalties both on the copyright in the musical compositions and the copyright in the actual sound recordings of the music to be broadcast. Through our broadcast services division, we currently have obtained rights from ASCAP, BMI and SESAC that permit us to engage in the public performance of musical compositions for which they control the rights. With respect to the copyrights in the specific sound recordings that we desire to broadcast, we have entered into an agreement with the recording industry that permits us to engage in the public performance of all copyrighted sound recordings. All of the above rights have been obtained pursuant to short-term agreements or are under negotiation. If the royalty rates under negotiation are above our expectations, if the royalty rates charged by the various performance rights societies increase or if any of these or other parties with music licensing rights impose terms that make it difficult or impossible to broadcast music, we may be unable to provide music content to our users in a cost-effective manner. We believe that users of Internet services such as the Yahoo! online properties will increasingly demand high-quality audio and video content. The revenue that we receive as a result of our audio and video broadcasts may not justify the costs of providing such broadcasts. Our inability to cost-effectively provide high-quality audio and/or video content to our users could have a material adverse effect on our business, operating results and financial condition.

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

We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel. As the number of Yahoo! employees grows, it will become increasingly difficult and more costly to manage our personnel. Further, as a result of recent acquisitions and international expansion, almost one-half of our employees are based outside of our Santa Clara headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, our business will be adversely affected.

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

We post our privacy policy and practices concerning the use and disclosure of user data. In addition, GeoCities, a company we acquired in 1999, is required to comply with a consent order between it and the Federal Trade Commission (the "FTC"), which imposes certain obligations and restrictions with respect to information collected from users. Any failure by us to comply with our posted privacy policy, the consent order, FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. For example, Yahoo! was recently the subject of a claim brought by certain entities in a French court regarding, among other things, the availability of certain content within our services which was alleged to violate French law. Due to the unsettled nature of the law in this area, we may be subject to similar actions in domestic or other international jurisdictions in the future. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

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

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During 2000, the closing sale prices of our Common Stock on the Nasdaq Stock Market ranged from $237.50 to $25.625 per share and the sale price of our Common Stock closed at $15.00 per share on March 15, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Management and one large stockholder beneficially own approximately 38% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!'s stock price.

Yahoo!'s directors and executive officers and SOFTBANK beneficially owned approximately 38% of our outstanding Common Stock as of December 31, 2000. Eric Hippeau is a member of our Board of Directors and is also the President and Executive Managing Director of SOFTBANK International Ventures, an affiliate of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! Common Stock.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

Anti-takeover provisions could make it more difficult for a third party to acquire us.

We recently announced our adoption of a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of March 20, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of our Common Stock or of any company into which we are merged having a value of $500. The rights expire on March 1, 2011 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

In addition, our Board of Directors has the authority to issue up to 10,000,000 shares of preferred stock (of which 2,000,000 shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change of control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Yahoo!, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors.

Item 2.  Properties

Yahoo!'s headquarters facility is located in six offices in Santa Clara and Sunnyvale, California. The Company occupies these leased facilities, which aggregate approximately 353,000 square feet. Office space for the Company's international subsidiaries is leased in Amsterdam, Buenos Aires, Copenhagen, Hamburg, Hong Kong, London, Madrid, Melbourne, Mexico City, Milan, Munich, Paris, Sao Paulo, Seoul, Shanghai, Singapore, Stockholm, Sydney, Taipei, Toronto, and Zurich. The Company also leases sales offices in Atlanta, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, Miami, New York, San Diego, San Francisco, Seattle, and Washington, D.C. The Company's principal Web server equipment and operations are maintained by GlobalCenter in Mountain View, California, by Exodus Communications in Santa Clara, California, and by GTE BBN in San Jose, California.

The Company has entered into agreements for the development of an office complex in Sunnyvale, California, to be constructed between 2000 and 2003, and to serve as the Company's new headquarters. Construction began in 2000 and buildings in the first two phases of the project are expected to be ready for occupancy in the second quarter of 2001. The Company believes that its existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

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

In addition to intellectual property claims, on or about March 1, 2000, the Company was advised that the FTC was conducting an inquiry into certain of the Company's consumer information practices to determine whether the Company was complying with applicable FTC consumer protection regulations. The FTC has subsequently notified the Company that, pursuant to its inquiry, no compliance action by the FTC is warranted with respect to the Company or its practices.

The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters

Yahoo! Inc. Common Stock is quoted on the NASDAQ National Market System under the symbol YHOO. The following table sets forth the range of high and low closing per share sales prices for each period indicated and reflects all stock splits affected by the Company:

	2000		1999
	High	Low	High	Low

First quarter	$237.50	$153.81	$103.85	$62.00
Second quarter	167.38	112.06	109.57	59.63
Third quarter	139.81	90.38	92.35	60.50
Fourth quarter	87.94	25.63	216.35	83.78

The Company had approximately 8,290 stockholders of record as of December 31, 2000. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Yahoo! Inc. did not make any unregistered sales of the Company's Common Stock during the fourth quarter of fiscal 2000.

Item 6.  Selected Financial Data

	Year Ended December 31,
(in thousands, except per share amounts)
	2000		1999		1998		1997		1996

Net revenues	$1,110,178		$591,786		$245,132		$84,108		$23,793
Gross profit	951,759		489,140		192,932		64,226		16,506
Net income (loss)	70,776	(a)	47,811	(b)	(13,641	)(c)	(43,376	)(d)	(12,430)
Net income (loss) per share – basic	$0.13	(a)	$0.09	(b)	$(0.03	)(c)	$(0.11	)(d)	$(0.04)
Net income (loss) per share – diluted	$0.12	(a)	$0.08	(b)	$(0.03	)(c)	$(0.11	)(d)	$(0.04)
Shares used in per share calculation – basic	550,657		516,237		440,131		391,542		348,650
Shares used in per share calculation – diluted	610,678		599,558		440,131		391,542		348,650

	December 31,
	2000		1999		1998		1997		1996

Cash, cash equivalents, restricted cash, and short and long-term investments in marketable debt securities	$1,688,666		$1,004,300		$636,079		$136,581		$111,311
Working capital	979,635		796,653		531,032		136,714		95,537
Total assets	2,269,576		1,520,129		790,471		203,351		125,939
Mandatory redeemable convertible preferred stock	–		52,173		9,923		–		–
Stockholders' equity	$1,896,914		$1,251,732		$676,361		$137,241		$110,367

Note:	The selected financial data for the five years ended December 31, 2000 has been restated to reflect the acquisition of eGroups, which was accounted for as a pooling of interests.
(a)	Net income and net income per share include $163.2 million in write-downs of certain equity investments, $46.4 million in gains from exchanges of certain equity investments, $28.3 million in amortization of purchased technology and intangible assets, acquisition-related charges of $22.8 million incurred in connection with the acquisitions of Arthas.com and eGroups, $20.9 million in stock compensation expense, $14.9 million in employer payroll taxes on non-qualified stock option exercises, $4.7 million in goodwill amortization related to the Company's Yahoo! Japan equity investment, and $2.1 million in losses from the sale of certain equity investments.
(b)	Net income and net income per share include acquisition-related charges of $77.1 million incurred in connection with the May 1999 acquisitions of Encompass, GeoCities, and Online Anywhere, the July 1999 acquisition of broadcast.com, and the November 1999 acquisition of ONElist, $11.0 million of in-process research and development related to the January 1999 acquisition of Log-Me-On and the November 1999 acquisition of ISSG, stock compensation expense of $10.4 million, employer payroll taxes on non-qualified stock option exercises of $10.3 million, and amortization of $23.3 million on intangible assets and purchased technology.
(c)	Net loss and net loss per share include acquisition-related charges of $3.6 million incurred in connection with the October 1998 acquisition of Yoyodyne Entertainment, Inc. and the November 1998 acquisition of SimpleNet, $17.6 million of in-process research and development primarily related to the June 1998 acquisition of Viaweb Inc. and the December 1998 acquisition of HyperParallel Inc., amortization of $6.2 million on intangible assets and purchased technology, and stock compensation expense of $2.5 million.
(d)	Net loss and net loss per share include one-time charges of $21.2 million related to the Yahoo! Marketplace restructuring and $3.9 million incurred in connection with the October 1997 acquisition of Four11 Corporation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below and in the sections in this Annual Report on Form 10-K entitled "Competition", "Proprietary Rights" and "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. Yahoo! undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.

OVERVIEW

Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet communications, commerce, and media company that offers a comprehensive branded network of services to more than 180 million individuals each month worldwide. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is the leading guide in terms of traffic, advertising, household and business user reach. The Company also provides online business and enterprise services designed to enhance the productivity and Web presence of Yahoo!'s clients. These services include Corporate Yahoo!, a popular customized enterprise portal solution; audio and video streaming; store hosting and management; and Web site tools and services. The Company's global Web network includes 24 World properties. Yahoo! has offices in Europe, Asia Pacific, Latin America, Canada and the United States, and is headquartered in Santa Clara, California. The Company commenced operations on March 5, 1995. In August 1995, the Company commenced selling advertisements on its Web pages and recognized its initial revenues.

The following table summarizes the acquisitions completed during 2000, 1999 and 1998 that were accounted for as poolings of interests (shares issued in thousands).

	Acquisition Date	Shares Issued

WebCal Corporation	July 17, 1998	1,084
Yoyodyne Entertainment, Inc.	October 20, 1998	1,019
Encompass, Inc.	May 26, 1999	1,390
GeoCities	May 28, 1999	43,281
Online Anywhere	May 28, 1999	906
broadcast.com inc.	July 20, 1999	57,294
Arthas.com	February 29, 2000	594
eGroups, Inc.	August 31, 2000	3,425

For the year ended December 31, 2000, acquisition-related charges totaled $22.8 million related to the acquisitions of Arthas.com and eGroups, which includes contracts and facilities termination expenses, write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of certain employees with redundant job functions in certain functional areas, and various registration and filing fees. For the year ended December 31, 1999, acquisition-related charges for acquisitions accounted for as poolings of interests totaled $77.1 million and included investment banking, financial and legal advisory services, severance and contract termination costs related to the mergers. These costs were primarily attributable to the GeoCities and broadcast.com acquisition costs of $55.0 million and $20.0 million, respectively. For 1998, acquisition-related charges related to acquisition costs totaled $3.6 million. As of December 31, 2000, $15.5 million of accrued acquisition costs were included in accrued expenses and other current liabilities. These accrued amounts consist of contract and facility termination costs and will be paid during the year ending December 31, 2001.

The Company consummated the acquisition of eGroups, Inc. ("eGroups") in August 2000 as well as various other acquisitions during 2000, 1999, and 1998, that were accounted for as poolings of interests. The consolidated financial statements for the three years ended December 31, 2000 and the accompanying notes reflect the Company's financial position and the results of operations as if the acquired entities were wholly-owned subsidiaries of the Company since inception, with the exception of WebCal and Arthas.com whose historical operations were not material to the Company's financial position, results of operations or cash flows.

The following table summarizes the acquisitions completed during 2000, 1999 and 1998 that were accounted for under the purchase method of accounting (in millions):

	Purchase Price	In-Process Research and Development	Goodwill and Other Intangibles

2000
VivaSmart, Inc.	$8.9	$–	$7.7
1999
Log-Me-On.com LLC	$9.9	$9.8	$0.1
Yahoo! Canada	$18.0	$–	$18.0
Innovative Systems Services Group, Inc.	$14.1	$1.2	$12.1
1998
Viaweb, Inc.	$48.6	$15.0	$24.3
HyperParallel, Inc.	$8.1	$2.3	$5.8

In connection with the Viaweb acquisition, approximately $15 million of the purchase price was assigned to in-process research and development and expensed upon the consummation of the acquisition. Various factors were considered, including discussions with the Staff of the Securities and Exchange Commission, in determining the amount of the purchase price to be allocated to in-process research and development such as, estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles, are being amortized on a straight-line basis over three and seven years, respectively.

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

Results of operations for the entity acquired in 2000 and accounted for under the purchase method of accounting for periods prior to the acquisition were not material to the Company, and accordingly, pro forma results of operations have not been presented.

The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. To date, the duration of the Company's banner advertising commitments ranges from one week to two years. Sponsorship advertising contracts have longer terms (ranging from three months to three years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized as "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties, are delivered. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of impressions; to the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

The Company also earns revenue from business services and electronic commerce transactions. Business services revenues include fees for broadcasting live and on-demand events, enterprise services (Corporate Yahoo!) as well as subscription-based hosting services and membership programs. With the exception of enterprise services, revenues are recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. License revenues for enterprise services are recognized under Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-4, "Modification of SOP No. 97-2 with Respect to Certain Transactions." Revenues from enterprise services were not significant for all periods presented. Maintenance revenues for enterprise services are recognized ratably over the term of the contract. Revenues from electronic commerce transactions are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo!.

Revenues from business services were 10% of net revenues in 2000, 10% in 1999 and 8% in 1998. No one customer accounted for 10% or more of net revenues during 2000, 1999 and 1998.

Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Yahoo! properties. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided or received, whichever was more readily determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions". In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Barter revenues represented 7%, 8% and 8% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The number of impressions delivered by Yahoo! under barter arrangements where fair value was not determinable under EITF 99-17 approximated 1.1 billion impressions for the year ended December 31, 2000.

Results of Operations

Net Revenues

Net revenues were $1.1 billion, $591.8 million, and $245.1 million for the years ended December 31, 2000, 1999, and 1998, respectively.

Advertising Revenue. Of the total net revenues for the years ended December 31, 2000, 1999, and 1998, advertising revenue was $1.0 billion, $535.4 million, and $226.3 million, respectively. The increases from year to year are due primarily to the increasing number of advertisers purchasing space on the Company's online media properties as well as larger and longer-term purchases by certain advertisers. Approximately 6,025 customers advertised on the Company's online media properties during 2000 as compared to approximately 5,200 and 4,300 in 1999 and 1998, respectively. No one customer accounted for 10% or more of net revenues during the years ended December 31, 2000, 1999 and 1998. Advertising purchases by SOFTBANK and its consolidated affiliates, a 21% stockholder of the Company as of December 31, 2000, accounted for approximately 1% of net revenues during each of the years ended December 31, 2000, 1999 and 1998. Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company. International revenues accounted for 15%, 10% and 7% of net revenues during the years ended December 31, 2000, 1999, and 1998, respectively. Barter revenues represented less than 10% of net revenues during those same periods. There can be no assurance that customers will continue to purchase advertising on the Company's Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors. Additionally, while the Company has experienced strong revenue growth during the last five years, management does not believe that this level of revenue growth will be sustained in future periods. Due to the Company's ongoing transition in its customer base from Internet companies toward companies in more traditional lines of business and the growing weakness in world-wide economic conditions, the Company believes that its first quarter 2001 advertising revenues will be significantly lower than its fourth quarter 2000 advertising revenues.

Business Services Revenue. Business services revenue consists of revenues generated from broadcasting live and on-demand audio and video events, enterprise services (Corporate Yahoo!), and subscription-based hosting services. Business services revenue comprised $105.7 million, $56.4 million, and $18.8 million of total net revenue for the years ended December 31, 2000, 1999, and 1998, respectively. The year-to-year increases are primarily attributable to the increasing number of events broadcasted by the Company and the increasing number of users of the various hosting services. The Company broadcasted approximately 4,150 events during 2000, as compared to 3,600 and 1,800 during 1999 and 1998, respectively. Yahoo! Store, which was launched during the first quarter of 1998, comprised the most significant portion of revenue from hosting services. Yahoo! Store members totaled 13,000 and 9,000 as of December 31, 2000 and 1999, respectively. In June 2000, Corporate Yahoo! was launched to enable companies to integrate proprietary corporate content and applications with Yahoo!'s personalized Internet content and services behind existing firewalls. Revenue from this enterprise service was not significant in 2000 but is expected to become an increasing portion of the Company's business services revenue beginning in 2001.

Cost of Revenues

Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company's other online media properties. These costs primarily consist of fees paid to third parties for content included on the Company's online media properties, Internet connection charges, live event production costs, amortization of purchased technology, license fees, equipment depreciation, and compensation related expenses. The Company does not allocate any cost of revenues or operating costs to its business services segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance. Cost of revenues were $158.4 million for the year ended December 31, 2000, or 14% of net revenues, as compared to $102.6 million, or 17% of net revenues, and $52.2 million, or 21% of net revenues, for the years ended December 31, 1999 and 1998, respectively. The absolute dollar increases in cost of revenues from year to year are primarily attributable to an increase in the quantity of content available on the Company's online media properties, the increased usage of these properties, and the amortization of purchased technology. Unamortized purchase technology totaled $3.2 million as of December 31, 2000 and will be amortized through the fourth quarter of 2001. The Company anticipates that its content and Internet connection expenses will increase with the quantity and quality of content available on Yahoo! online media properties, and increased usage of these properties. As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 900 million page views per day in December 2000 compared with an average of approximately 470 million page views per day in December 1999 and an average of approximately 207 million page views per day in December 1998. Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page views figures and accounted for an average of approximately 116 million per day in December 2000, an average of approximately 39 million per day in December 1999, and an average of approximately 13 million per day in December 1998. The Company anticipates that its content, Internet connection, license and maintenance expenses for enterprise services will continue to increase in absolute dollars for the foreseeable future.

Sales and Marketing

Sales and marketing expenses were $419.7 million for the year ended December 31, 2000, or 38% of net revenues. For the years ended December 31, 1999 and 1998, sales and marketing expenses were $224.0 million and $125.0 million, or 38% and 51% of net revenues, respectively. Sales and marketing expenses consist primarily of advertising and other marketing related expenses (which include distribution costs), compensation and employee related expenses (which include employer payroll taxes assessed on non-qualified stock option exercises), sales commissions, and travel costs. The year-to-year increases in absolute dollars are primarily attributable to an increase in advertising and distribution costs associated with the Company's aggressive brand-building strategy, increases in compensation expense associated with growth in its direct sales force and marketing personnel, expansion in the international subsidiaries and an increase in sales commissions associated with the increase in revenues. The Company anticipates that sales and marketing expenses in absolute dollars will increase on an annual basis as it continues to pursue a brand-building strategy through advertising and distribution, continues to expand its international operations, and continues to build its global direct sales organization.

Product Development

Product development expenses were $117.3 million, or 11% of net revenues for the year ended December 31, 2000 compared to $72.4 million and $34.1 million, or 12% and 14% of net revenues for the years ended December 31, 1999 and 1998, respectively. Product development expenses consist primarily of payroll and related expenses (which include employer payroll taxes assessed on non-qualified stock option exercises) incurred for enhancements to and maintenance of the Company's Web site, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs. The year-to-year increases in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties. The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company expects to incur increased product development expenditures in absolute dollars in future periods.

General and Administrative

General and administrative expenses were $74.5 million, or 7% of net revenues for the year ended December 31, 2000 compared to $42.4 million and $24.7 million, or 7% and 10% of net revenues for the years ended December 31, 1999 and 1998, respectively. General and administrative expenses consist primarily of compensation (which includes employer payroll taxes assessed on non-qualified stock option exercises) and fees for professional services, and the year-to-year increases in absolute dollars are primarily attributable to increases in these areas. The Company believes that the absolute dollar level of general and administrative expenses will continue to increase, as a result of an increase in personnel and increased fees for professional services.

Amortization of Intangibles

Amortization expense was $19.7 million for the year ended December 31, 2000 as compared to $13.8 million and $2.6 million for the years ended December 31, 1999 and 1998, respectively. The increase in 2000 is principally attributable to goodwill amortization resulting from the March 2000 investment in Yahoo! Korea and the June 2000 VivaSmart acquisition, which resulted in additional goodwill of $20.2 million and $7.7 million, respectively. The increase in 1999 is primarily attributable to goodwill amortization resulting from the March 1999 Yahoo! Canada acquisition and the November 1999 ISSG acquisition, which resulted in additional goodwill and other intangible assets of $18.0 million and $12.1 million, respectively. Unamortized goodwill and other intangible assets totaled $78.0 million as of December 31, 2000 and will be amortized through the first quarter of 2009.

Acquisition-Related Costs

For the year ended December 31, 2000, the Company recorded acquisition-related costs of $22.8 million. These costs were primarily attributable to eGroups' acquisition-related expenses of $22.4 million, which includes contracts and facilities termination expenses, write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of certain employees with redundant job functions in certain functional areas, and various registration and filing fees.

For the year ended December 31, 1999, the Company recorded acquisition-related costs of $88.0 million. These costs were primarily attributable to acquisition-related expenses of $77.1 million in connection with the acquisitions of Encompass, GeoCities, Online Anywhere, broadcast.com, and ONElist, Inc. The Company also recorded acquisition-related charges of $9.8 million and $1.2 million in connection with the Log-Me-On and ISSG acquisitions, respectively, for in-process research and development that had not yet reached technological feasibility and had no alternative future use.

For the year ended December 31, 1998, the Company recorded acquisition-related costs of $21.2 million. These costs were primarily attributable to $17.6 million of in-process research and development that had not yet reached technological feasibility and had no alternative future use and were recorded in connection with the acquisitions of Viaweb and HyperParallel. The Company also recorded non-recurring costs of $3.6 million for acquisition-related expenses in connection with the acquisitions of Yoyodyne and SimpleNet.

Investment Income (Loss), Net

Investment loss, net of investment income, was $33.7 million for the year ended December 31, 2000 compared to investment income of $37.7 million and $18.8 million for the years ended December 31, 1999 and 1998, respectively. The decrease in investment income for 2000 was primarily due to an impairment write-down of investments of $163.2 million and a loss on the sale of certain equity investments of $2.1 million, offset by investment income related to gains from the exchanges of certain equity investments of $46.4 million and interest income from a higher average investment balance. Investment income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company, changes in the market rates or the sale of its investments, and impairment write-downs.

Minority Interests in Operations of Consolidated Subsidiaries

Minority interests in income from operations of consolidated subsidiaries was $5.3 million for the year ended December 31, 2000 as compared to minority interests in income from operations of consolidated subsidiaries of $2.5 million for the year ended December 31, 1999 and minority interests in loss from operations of consolidated subsidiaries of $68,000 for the year ended December 31, 1998. The change in 2000 was attributable to the continuing profitable results recorded in the Company's joint ventures. The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries. If the consolidated subsidiaries remain profitable, the minority interests adjustment on the statement of operations will continue to reduce the Company's net income by the minority partners' share of the subsidiaries' net income.

Income Taxes

The provision for income taxes for the years ended December 31, 2000 and 1999 differs from the amount computed by applying the statutory federal rate principally due to a change in valuation allowance related to nondeductible impairment write-downs of certain of the Company's equity investments, nondeductible costs related to the Company's acquisitions (primarily eGroups, broadcast.com and GeoCities), nondeductible amortization charges related to other acquisitions, nondeductible stock-based compensation charges, nontaxable re-organizational gains resulting from exchanges of certain equity investments, and a change in income tax regulations resulting in the recognition of certain acquired loss carryforward benefits.

The provision for income taxes for the year ended December 31, 1998 differs from the amount computed by applying the statutory federal rate principally due to changes in the valuation allowance related to limitations on net operating losses of acquired companies and nondeductible acquisition-related charges.

Net Income (Loss)

The Company recorded net income of $70.8 million or $0.12 per share diluted for the year ended December 31, 2000. The results for 2000 include $163.2 million in write-downs of certain equity investments, $46.4 million in gains from exchanges of certain equity investments, $28.3 million in amortization of purchased technology and intangible assets, acquisition-related charges of $22.8 million incurred in connection with the acquisitions of Arthas.com and eGroups, $20.9 million in stock compensation expense, $14.9 million in employer payroll taxes on non-qualified stock option exercises, $4.7 million in goodwill amortization related to the Company's Yahoo! Japan equity investment, and $2.1 million in losses from the sale of certain equity investments. For 1999, the Company recorded net income of $47.8 million or $0.08 per share diluted. The results for 1999 include acquisition-related charges of $88 million incurred in connection with various 1999 acquisitions, stock compensation expense of $10.4 million, employer payroll taxes on non-qualified stock option exercises of $10.3 million and amortization of purchased technology and intangible assets acquired in certain acquisitions of $9.5 million and $13.8 million, respectively. For 1998, the Company recorded net loss of $13.6 million or $0.03 per share diluted. The results for 1998 include acquisition-related charges of $21.2 million incurred in connection with various 1998 acquisitions, amortization of $3.5 million and $2.6 million from the purchased technology and intangible assets acquired in certain of those acquisitions, and stock compensation expense of $2.5 million.

The Company is subject to employer payroll taxes on employee exercises of non-qualified stock options. Depending on the number of shares of our Common Stock for which stock options are exercised and the fair market value of our Common Stock during a particular period, these employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results. The Company's quarterly results of operations and cash flows could vary significantly depending on the actual period that the stock options are exercised by employees and, consequently, the amount of employer payroll taxes assessed.

Liquidity and Capital Resources

Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. As of December 31, 2000, the Company had cash and cash equivalents and investments in marketable debt securities totaling $1.7 billion compared to $1.0 billion and $636.1 million as of December 31, 1999 and 1998, respectively.

For the year ended December 31, 2000, cash provided by operating activities of $509.7 million was primarily attributable to earnings of $70.8 million, tax benefits from stock options of $172.5 million, non-cash loss from write-down of investments, net of gain from exchange of investments of $118.6 million, depreciation and amortization of $69.1 million, and changes in working capital of $52.5 million. For the year ended December 31, 1999, cash provided by operating activities of $204.5 million was primarily attributable to earnings of $47.8 million, depreciation and amortization of $42.7 million, purchased in-process research and development of $11.0 million, tax benefits from stock options of $32.2 million, and changes in working capital of $57.9 million. For the year ended December 31, 1998, cash provided by operating activities of $81.4 million was primarily due to a net loss of $13.6 million offset by purchased in-process research and development of $17.6 million, depreciation and amortization of $16.5 million, tax benefits from stock option plans of $17.8 million, and changes in working capital of $40.6 million.

Cash used in investing activities was $679.1 million for the year ended December 31, 2000. Purchases (net of sales and maturities) of investments in marketable securities, acquisitions, and other investments during the year were $554.7 million, purchase of restricted investments was $30 million and capital expenditures totaled $94.4 million. Capital expenditures have generally been comprised of purchases of computer hardware and software as well as leasehold improvements related to leased facilities, and are expected to increase significantly in future periods as the Company moves into its new complex. Cash used in investing activities was $451.5 million for the year ended December 31, 1999. Purchases (net of sales and maturities) of investments in marketable securities, acquisitions, and other investments during the period were $399.1 million and capital expenditures totaled $52.4 million. Cash used in investing activities was $383.7 million for the year ended December 31, 1998. Purchases (net of sales and maturities) of investments in marketable securities and other assets during the period were $360.7 million and capital expenditures totaled $23.0 million.

Cash provided by financing activities was $355.3 million for the year ended December 31, 2000 primarily due to proceeds from the issuance of Common Stock pursuant to stock option exercises. Cash provided by financing activities was $284.1 million for the year ended December 31, 1999 primarily due to proceeds from the issuance of Common Stock pursuant to stock option exercises. For the year ended December 31, 1998, cash provided by financing activities of $450.2 million was due primarily to the issuance of Common Stock to SOFTBANK in the net amount of $250 million during July 1998, the issuance of common stock as part of the broadcast.com July 1998 initial public offering in the net amount of $43.2 million, the issuance of Common Stock as part of the GeoCities August 1998 initial public offering in the amount of $84.3 million, the receipt of $25.0 million in connection with the sale of Mandatory Redeemable Convertible Preferred Stock, and the issuance of Common Stock pursuant to the exercise of stock options.

During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to serve as the Company's new headquarters. Construction began in 2000 and buildings in the first two phases of the project are expected be ready for occupancy in the second quarter of 2001. Upon substantial completion of these phases, the Company will collateralize a lease facility with deposited funds drawn on the facility by the lessors. Rent obligations for these phases will bear a direct relationship to the lessor's carrying costs, estimated at $270 million. Additionally, the Company will participate as one of the lenders in the lease transaction. As of December 31, 2000, the Company collateralized $30 million of excess costs per the terms of the development agreement. This $30 million is classified as restricted cash in current assets.

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

Interest Rate Risk. The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company has not used derivative financial instruments to hedge its investment portfolio. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

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

Foreign Currency Risk. International revenues from the Company's foreign subsidiaries accounted for approximately 15% of total revenues for the year ended December 31, 2000. International sales are made mostly from the Company's foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company's foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations on the Company for the year ended December 31, 2000 was not material.

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

The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2000, the net unrealized gains of $6.0 million on these investments have been recorded net of deferred taxes of $2.4 million as a separate component of stockholders' equity.

The Company is exposed to market risk as it relates to changes in the market value of its investments. The Company invests in equity instruments of public companies, certain of which will be classified as derivatives, for business and strategic purposes and has classified these securities as available-for-sale. These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. The Company has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which the Company has invested. As of December 31, 2000, the Company had available-for-sale equity investments with a fair market value of $87.5 million and a cost basis of $43.8 million. The net unrealized gains of $43.8 million have been recorded net of deferred taxes of $17.5 million as a separate component of stockholders' equity. The Company's objective in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines to the Company's earnings and cash flows. Beyond the control of the Company, however, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results of the Company in future periods.

Item 8.  Financial Statements and Supplementary Data

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Accountants	34
Consolidated Balance Sheets at December 31, 2000 and 1999	35
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000	36
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2000	37
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000	38
Notes to Consolidated Financial Statements	39
Financial Statement Schedules:
II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2000	50
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Quarterly Financial Data (unaudited) for the two years ended December 31, 2000	51

Report of Independent Accountants

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 9, 2001, except for Note 11,
  which is as of March 7, 2001

Consolidated Balance Sheets YAHOO! INC.
(in thousands, except par value)

	December 31,
	2000	1999

ASSETS
Current assets:
Cash and cash equivalents	$456,877	$277,136
Restricted cash	30,000	–
Short-term investments in marketable securities	663,353	638,508
Accounts receivable, net of allowance of $15,437 and $11,397, respectively	90,561	56,454
Prepaid expenses and other current assets	50,078	19,368

Total current assets	1,290,869	991,466
Long-term investments in marketable securities	625,981	339,623
Property and equipment, net	109,781	60,798
Other assets	242,945	128,242

Total assets	$2,269,576	$1,520,129

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,040	$14,341
Accrued expenses and other current liabilities	168,029	89,682
Deferred revenue	117,165	90,790

Total current liabilities	311,234	194,813
Other liabilities	32,115	17,621
Minority interests in consolidated subsidiaries	29,313	3,790
Commitments and contingencies (Note 10)
Mandatory redeemable convertible preferred stock	–	52,173
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	–	–
Common Stock, $0.001 par value; 5,000,000 shares authorized; 561,651 and 534,419 issued and outstanding, respectively	562	534
Additional paid-in capital	1,830,526	1,148,369
Retained earnings (accumulated deficit)	42,480	(25,842)
Accumulated other comprehensive income	23,346	128,671

Total stockholders' equity	1,896,914	1,251,732

Total liabilities and stockholders' equity	$2,269,576	$1,520,129

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations YAHOO! INC.
(in thousands, except per share amounts)

	Years Ended December 31,
	2000	1999	1998

Net revenues	$1,110,178	$591,786	$245,132
Cost of revenues	158,419	102,646	52,200

Gross profit	951,759	489,140	192,932

Operating expenses:
Sales and marketing	419,725	223,980	125,017
Product development	117,268	72,368	34,104
General and administrative	74,508	42,441	24,662
Amortization of intangibles	19,653	13,815	2,628
Acquisition-related costs	22,785	88,043	21,234

Total operating expenses	653,939	440,647	207,645

Income (loss) from operations	297,820	48,493	(14,713)
Investment income (loss), net	(33,701)	37,672	18,831
Minority interests in operations of consolidated subsidiaries	(5,298)	(2,542)	68

Income before income taxes	258,821	83,623	4,186
Provision for income taxes	188,045	35,812	17,827

Net income (loss)	$70,776	$47,811	$(13,641)

Net income (loss) per share – basic	$0.13	$0.09	$(0.03)

Net income (loss) per share – diluted	$0.12	$0.08	$(0.03)

Shares used in per share calculation – basic	550,657	516,237	440,131

Shares used in per share calculation – diluted	610,678	599,558	440,131

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity YAHOO! INC.
(in thousands)

	Capital Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
							Comprehensive Income (Loss)
	Shares	Amount				Total

Balance at December 31, 1997	410,458	$410	$194,856	$(57,582)	$(443)	$137,241
Comprehensive income (loss):
Net loss	–	–	–	(13,641)	–	(13,641)	$(13,641)
Other comprehensive income, net of tax:
Net unrealized gains on securities							1,013
Foreign currency translation adjustment							285

Other comprehensive income	–	–	–	–	1,298	1,298	1,298

Comprehensive income (loss)							$(12,343)

Accretion of Mandatory Redeemable Convertible Preferred Stock	–	–	(1,396)	–	–	(1,396)
Conversion of Convertible Preferred Stock to Common Stock	29,180	29	34,400	–	–	34,429
Sale of Common Stock, net of issuance costs	29,570	30	385,283	–	–	385,313
Issuance of Common Stock pursuant to employee stock plans, exercise of warrants and other	24,511	24	31,757	–	–	31,781
Issuance of Common Stock for acquisitions and investments	5,504	6	77,136	–	–	77,142
Compensation and other expense on option grants and warrant issuances	–	–	2,544	–	–	2,544
Tax benefits from stock options	–	–	23,255	–	–	23,255
Other	–	–	–	(1,605)	–	(1,605)

Balance at December 31, 1998	499,223	499	747,835	(72,828)	855	676,361
Comprehensive income:
Net income	–	–	–	47,811	–	47,811	$47,811
Other comprehensive income, net of tax:
Net unrealized gains on securities							128,064
Foreign currency translation adjustment							(248)

Other comprehensive income	–	–	–	–	127,816	127,816	127,816

Comprehensive income							$175,627

Accretion of Mandatory Redeemable Convertible Preferred Stock	–	–	(341)	–	–	(341)
Issuance of Common Stock pursuant to employee stock plans, exercise of warrants and other	34,816	34	239,508	–	–	239,542
Issuance of Common Stock for acquisitions and investments	380	1	31,901	–	–	31,902
Compensation expense on option grants	–	–	10,389	–	–	10,389
Tax benefits from stock options	–	–	118,252	–	–	118,252
Other	–	–	825	(825)	–	–

Balance at December 31, 1999	534,419	534	1,148,369	(25,842)	128,671	1,251,732
Comprehensive income (loss):
Net income	–	–	–	70,776	–	70,776	$70,776
Other comprehensive income (loss), net of tax:
Net unrealized loss on securities							(99,224)
Foreign currency translation adjustment							(6,101)

Other comprehensive income (loss)	–	–	–	–	(105,325)	(105,325)	(105,325)

Comprehensive income (loss)							$(34,549)

Conversion of Mandatory Redeemable Convertible Preferred Stock to Common Stock	1,690	2	52,171	–	–	52,173
Issuance of Common Stock pursuant to employee stock plans and exercise of warrants	24,070	25	352,254	–	–	352,279
Issuance of Common Stock for acquisitions and investments	1,472	1	149,465	–	–	149,466
Compensation expense on option grants	–	–	20,898	–	–	20,898
Tax benefits from stock options	–	–	106,375	–	–	106,375
Other	–	–	994	(2,454)	–	(1,460)

Balance at December 31, 2000	561,651	$562	$1,830,526	$42,480	$23,346	$1,896,914

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows YAHOO! INC.
(in thousands)

	Years Ended December 31,
	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$70,776	$47,811	$(13,641)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,102	42,661	16,484
Tax benefits from stock options	172,525	32,202	17,827
Write-down of investments, net of gain from exchange of investments	118,626	–	–
Minority interests in operations of consolidated subsidiaries	5,298	2,542	(68)
Purchased in-process research and development	–	10,975	17,600
Other non-cash charges	20,898	10,389	2,544
Changes in assets and liabilities:
Accounts receivable, net	(34,042)	(22,274)	(19,623)
Prepaid expenses and other assets	(26,132)	(22,627)	2,298
Accounts payable	11,699	2,576	1,149
Accrued expenses and other liabilities	74,582	51,096	22,686
Deferred revenue	26,375	49,145	34,126

Net cash provided by operating activities	509,707	204,496	81,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(94,413)	(52,426)	(23,015)
Purchases of marketable securities	(1,432,455)	(998,309)	(511,526)
Proceeds from sales and maturities of marketable securities	959,418	644,057	159,850
Restricted cash	(30,000)	–	–
Acquisitions and other investments	(81,694)	(44,817)	(9,008)

Net cash used in investing activities	(679,144)	(451,495)	(383,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	352,279	281,055	452,337
Other	3,000	3,092	(2,176)

Net cash provided by financing activities	355,279	284,147	450,161

Effect of exchange rate changes on cash and cash equivalents	(6,101)	(248)	285

Net change in cash and cash equivalents	179,741	36,900	148,129
Cash and cash equivalents at beginning of year	277,136	240,236	92,107

Cash and cash equivalents at end of year	$456,877	$277,136	$240,236

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements YAHOO! INC.

Note 1 THE COMPANY AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet communications, commerce, and media company that offers a comprehensive branded network of services to millions of worldwide users daily. The Company, a Delaware corporation, commenced operations in 1995.

Stock Split. The consolidated financial statements for all periods have been restated to give retroactive recognition to a February 2000 stock split.

Principles of Consolidation. The consolidated financial statements include the accounts of Yahoo! and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

Reclassifications. Certain prior years' balances have been reclassified to conform to the current year's presentation.

Revenue Recognition. The Company's revenues are derived principally from the sale of banner and sponsorship advertisements. To date, the duration of the Company's banner advertising commitments ranges from one week to two years. Sponsorship advertising contracts have longer terms (ranging from three months to three years) than standard banner advertising contracts and also involve more integration with Yahoo! services, such as the placement of buttons that provide users with direct links to the advertiser's Web site. Advertising revenues on both banner and sponsorship contracts are recognized as "impressions", or times that an advertisement appears in pages viewed by users of the Company's online properties, are delivered. Furthermore, advertising revenue is recognized provided that no significant Company obligations remain at the end of a period and collection of the resulting receivable is probable. Company obligations typically include guarantees of minimum number of impressions; to the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

The Company also earns revenue from business services and electronic commerce transactions. Business services revenues include fees for broadcasting live and on-demand events, enterprise services (Corporate Yahoo!) as well as subscription-based hosting services and membership programs. With the exception of enterprise services, revenues are recognized in the month in which the service is performed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. License revenues for enterprise services are recognized under Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2") when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed and determinable, collectibility is probable and the arrangement does not require significant customization of the software. For contracts with multiple elements, and for which vendor-specific objective evidence of fair value for the undelivered elements exists, revenue is recognized for the delivered elements based upon the residual contract value as prescribed by Statement of Position No. 98-4, "Modification of SOP No. 97-2 with Respect to Certain Transactions." Revenues from enterprise services were not significant for all periods presented. Maintenance revenues for enterprise services are recognized ratably over the term of the contract. Revenues from electronic commerce transactions are recognized by the Company upon notification from the advertiser of revenues earned by Yahoo!.

Revenues from business services were 10%, 10% and 8% of net revenues in 2000, 1999 and 1998, respectively. No one customer accounted for 10% or more of net revenues during 2000, 1999 and 1998.

Revenues from barter transactions are recognized during the period in which the advertisements are displayed in Yahoo! properties. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided or received, whichever was more readily determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force ("EITF") 99-17, "Accounting for Advertising Barter Transactions".

In accordance with EITF 99-17, barter transactions have been valued based on similar cash transactions which have occurred within six months prior to the date of the barter transaction. Barter revenues represented 7%, 8% and 8% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. The number of impressions delivered by Yahoo! under barter arrangements where fair value was not determinable under EITF 99-17 approximated 1.1 billion impressions for the year ended December 31, 2000.

Deferred revenue primarily comprises billings in excess of recognized revenue and payments received in advance of revenue recognition.

Product Development. Product development costs consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's Web site, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Web site development costs, and other operating costs.

Internal Use Software Costs. The Company has capitalized certain internal use software and Web site development costs totaling $3.5 million and $3.2 million during the years ended December 31, 2000 and 1999, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During the years ended December 31, 2000 and 1999, the amortization of capitalized costs totaled $1.7 million and $0.7 million, respectively.

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $150.3 million, $79.7 million, and $39.3 million for 2000, 1999, and 1998, respectively.

Benefit Plan. The Company maintains a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 17% of his or her annual compensation to the Plan. The Company matches employee contributions at a rate of 25%. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33.3% per year of employment. During 2000, 1999, and 1998, the Company's contributions amounted to $2.4 million, $1.5 million, and $0.6 million, respectively.

Cash and Cash Equivalents, Short and Long-Term Investments. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Investments with maturities of less than twelve months from the balance sheet date are considered short-term investments. Investments with maturities greater than twelve months from the balance sheet date are considered long-term investments.

The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and other than temporary declines in value, if any, on available-for-sale securities are reported in investment income or loss. As of December 31, 2000 and 1999, the Company recorded net unrealized gains on its marketable debt and equity securities, net of tax, of approximately $29.9 million and $129.1 million, respectively.

The Company also invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. The Company monitors its investments for impairment and records reductions in carrying values when necessary.

Concentration of Credit Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. Substantially all of the Company's cash, cash equivalents, and investments are managed by five financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Historically, such losses have been within management's expectations. As of December 31, 2000 and 1999, no one customer accounted for 10% or more of the accounts receivable balance.

Depreciation and Amortization. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Goodwill and other intangible assets are included in other assets and are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally three to ten years. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows.

Income Taxes. Deferred income tax assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Stock-Based Compensation. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

Foreign Currency. The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not significant during the periods presented.

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the years ended December 31, 2000 and 1999, common equivalent shares related to shares issuable upon the exercise of stock options and warrants approximated 60.0 million and 83.3 million shares, respectively. For the year ended December 31, 1998, options to purchase shares were not included in the computation because they were antidilutive. Net income (loss) for the years ended December 31, 1999 and 1998 was adjusted to reflect accretion related to mandatory redeemable convertible preferred stock in the amount of $0.3 million and $1.4 million, respectively, in computing basic and diluted net loss per share.

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

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective in the first quarter of 2001. The Company adopted SFAS No. 133 on January 1, 2001, and the adoption of this pronouncement did not have a material impact on the Company's financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

Note 2 BALANCE SHEET COMPONENTS
(IN THOUSANDS)

	December 31,
	2000	1999

Property and equipment:
Computers and equipment	$128,869	$63,857
Furniture and fixtures	25,089	16,062
Leasehold improvements	27,517	13,423

	181,475	93,342
Less: accumulated depreciation	(71,694)	(32,544)

	$109,781	$60,798

Other assets:
Intangible assets	$77,977	$78,032
Investment in Yahoo! Japan	77,703	10,641
Investments in privately-held companies	69,500	20,750
Other	17,765	18,819

	$242,945	$128,242

Accrued expenses and other current liabilities:
Accrued compensation and related expenses	$23,841	$28,802
Accrued content, connect, and other costs	43,625	15,869
Accrued sales and marketing related expenses	28,487	17,645
Accrued professional service expenses	7,692	6,869
Accrued acquisition costs	15,452	5,212
Accrued income taxes payable	15,631	4,757
Other	33,301	10,528

	$168,029	$89,682

Note 3 INVESTMENTS

The following tables summarize the Company's investments in available-for-sale securities (in thousands):

	December 31, 2000
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies	$269,502	$1,319	$–	$270,821
Municipal bonds	58,852	289	–	59,141
Corporate debt securities	867,469	4,358	–	871,827
Corporate equity securities	43,758	44,661	(874)	87,545

	$1,239,581	$50,627	$(874)	$1,289,334

	December 31, 1999
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies	$691,490	$–	$(1,972)	$689,518
Municipal bonds	26,714	–	(76)	26,638
Corporate debt securities	9,284	–	(26)	9,258
Corporate equity securities	33,760	218,924	(1,717)	250,967
Other	1,756	–	(6)	1,750

	$763,004	$218,924	$(3,797)	$978,131

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2000	1999

Due within one year	$663,353	$638,508
Due after one year through two years	538,436	88,656

	$1,201,789	$727,164

During 2000, the Company recorded an impairment charge of $163.2 million related to declines in values of equity securities deemed to be other than temporary.

Note 4 RELATED PARTY TRANSACTIONS

During 2000, 1999, and 1998, the Company recognized net revenues of approximately $6.8 million, $6.8 million, and $2.9 million, respectively, on advertising and other arrangements with SOFTBANK, a holder of approximately 21% of the Company's Common Stock as of December 31, 2000, and its consolidated affiliates. Management believes that prices on these contracts were comparable to those given to other similarly situated customers of the Company.

Note 5 ACQUISITIONS

The following table summarizes the acquisitions completed during 2000, 1999 and 1998 that were accounted for as poolings of interests (shares issued in thousands).

	Acquisition Date	Shares Issued

WebCal Corporation	July 17, 1998	1,084
Yoyodyne Entertainment, Inc.	October 20, 1998	1,019
Encompass, Inc.	May 26, 1999	1,390
GeoCities	May 28, 1999	43,281
Online Anywhere	May 28, 1999	906
broadcast.com inc.	July 20, 1999	57,294
Arthas.com	February 29, 2000	594
eGroups, Inc.	August 31, 2000	3,425

For the year ended December 31, 2000, acquisition-related charges totaled $22.8 million related to the acquisitions of Arthas.com and eGroups, which includes contracts and facilities termination expenses, write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of certain employees with redundant job functions in certain functional areas, and various registration and filing fees. For the year ended December 31, 1999, acquisition-related charges for acquisitions accounted for as poolings of interests totaled $77.1 million and included investment banking, financial and legal advisory services, severance and contract termination costs related to the mergers. These costs were primarily attributable to the GeoCities and broadcast.com acquisition-related charges of $55.0 million and $20.0 million, respectively. For 1998, acquisition-related charges related to acquisition costs totaled $3.6 million. As of December 31, 2000, $15.5 million of accrued acquisition costs were included in accrued expenses and other current liabilities. These accrued amounts consist of contract and facility termination costs and will be paid during the year ending December 31, 2001.

The Company consummated the acquisition of eGroups, Inc. ("eGroups") in August 2000 as well as various other acquisitions during 2000, 1999, and 1998, that were accounted for as poolings of interests. The consolidated financial statements for the three years ended December 31, 2000 and the accompanying notes reflect the Company's financial position and the results of operations as if the acquired entities were wholly-owned subsidiaries of the Company since inception, with the exception of WebCal and Arthas.com whose historical operations were not material to the Company's financial position, results of operations or cash flows.

Components of the consolidated results of operations of Yahoo! and the acquired companies, prior to their acquisitions by Yahoo!, are as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998

Net revenues:
Yahoo!	$1,104,921	$543,732	$198,981
broadcast.com	–	28,748	17,392
GeoCities	–	12,984	18,227
eGroups	5,257	3,178	32
Others	–	3,144	10,500

	$1,110,178	$591,786	$245,132

Net income (loss):
Yahoo!	$93,156	$86,766	$30,216
broadcast.com	—	(7,617)	(14,290)
GeoCities	—	(17,249)	(19,759)
eGroups	(22,380)	(13,322)	(967)
Others	—	(767)	(8,841)

	$70,776	$47,811	$(13,641)

The following table summarizes the acquisitions completed during 2000, 1999 and 1998 that were accounted for under the purchase method of accounting (in millions):

	Purchase Price	In-Process Research and Development	Goodwill and Other Intangibles

2000
VivaSmart, Inc.	$8.9	$–	$7.7
1999
Log-Me-On.com LLC	$9.9	$9.8	$0.1
Yahoo! Canada	$18.0	$–	$18.0
Innovative Systems Services Group, Inc.	$14.1	$1.2	$12.1
1998
Viaweb, Inc.	$48.6	$15.0	$24.3
HyperParallel, Inc.	$8.1	$2.3	$5.8

In connection with the Viaweb acquisition, approximately $15 million of the purchase price was assigned to in-process research and development and expensed upon the consummation of the acquisition. Various factors were considered, including discussions with the Staff of the Securities and Exchange Commission, in determining the amount of the purchase price to be allocated to in-process research and development such as, estimating the stage of development of each in-process research and development project at the date of acquisition, estimating cash flows resulting from the expected revenues generated from such projects and discounting the net cash flows, in addition to other assumptions. The remaining identified intangibles, including the value of purchased technology and other intangibles, are being amortized on a straight-line basis over three and seven years, respectively.

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

Results of operations for the entity acquired in 2000 and accounted for under the purchase method of accounting for periods prior to the acquisition were not material to the Company, and accordingly, pro forma results of operations have not been presented.

Note 6 JOINT VENTURES

Yahoo! Japan. During April 1996, the Company signed a joint venture agreement with SOFTBANK whereby Yahoo! Japan Corporation ("Yahoo! Japan") was formed to establish and manage in Japan a Japanese version of the Yahoo! Internet Guide, develop related Japanese online navigational services, and conduct other related business. The investment in Yahoo! Japan is being accounted for using the equity method. As of December 31, 2000, the carrying value of the investment was $77.7 million and is recorded in other assets. The fair value of the Company's 34% ownership in Yahoo! Japan, based on the quoted trading price, was approximately $2.3 billion as of December 31, 2000.

During March 2000, Yahoo! Japan acquired GeoCities Japan and broadcast.com japan for 1,100 shares of Yahoo! Japan common stock for which the Company received 431 shares. The Company owned 40% of GeoCities Japan and 44% of broadcast.com japan prior to the acquisition. As a result of the acquisition, the Company increased its investment in Yahoo! Japan, which resulted in approximately $41 million of goodwill to be amortized over seven years. The Company also recorded a gain from investments of approximately $41 million.

Yahoo! Europe. On November 1, 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom, and France ("Yahoo! Europe") to establish and manage versions of the Yahoo! Internet Guide for those countries, develop related online navigational services, and conduct other related business. The parties have invested a total of $6.0 million in proportion to their respective equity interests as of December 31, 2000. The Company has a majority share of approximately 70% in each of the Yahoo! Europe entities, and therefore, has consolidated their financial results.

Yahoo! Korea. During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliate companies whereby Yahoo! Korea was formed to develop and operate a Korean version of the Yahoo! Internet Guide, develop related Korean online navigational services, and conduct other related business.

The parties have invested a total of $1.0 million in proportion to their respective equity interests. During March 2000, the Company invested an additional $61 million in Yahoo! Korea. As a result, the Company recorded goodwill of $20.2 million, which is being amortized over seven years. The Company has a majority share of approximately 67% in the joint venture, and therefore, has consolidated its financial results.

Note 7 STOCKHOLDERS' EQUITY

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

Prior to their acquisitions by Yahoo!, GeoCities and broadcast.com completed initial public offerings and private placements selling an aggregate of 24,474,000 shares of equivalent Yahoo! Common Stock for total net proceeds of $153.2 million.

Mandatory Redeemable Convertible Preferred Stock. Prior to the merger with Yahoo!, eGroups and GeoCities had mandatory redeemable convertible preferred stock outstanding. The Company has recorded accretion on the preferred stock through the date of the GeoCities initial public offering, at which time the GeoCities preferred stock converted to common stock, and through December 1999, at which time the redemption feature on the eGroups preferred stock was waived.

Stock Option Plans. The Company's 1995 Stock Option Plan and stock option plans assumed through acquisitions are collectively referred to as "the Plans."

The Plans allow for the issuance of incentive stock options, non-qualified stock options, and stock purchase rights to purchase a maximum of 275 million shares of the Company's Common Stock. Options are generally granted for a term of ten years. Options granted under the Plans generally vest 25% after the first year of service and ratably each month over the remaining thirty-six month period. In October 2000, the Company issued options to employees to purchase 11.9 million shares of stock which vest monthly over a four-year period.

The 1996 Directors' Stock Option Plan (the "Directors' Plan") provides for the issuance of up to 2.4 million non-statutory stock options to non-employee directors of the Company. Options under the Directors' Plan vest in equal monthly installments over four years for initial grants to new directors, and over four years for annual grants, with 25% of such options vesting on the one-year anniversary of the date of grant, with the remaining options to vest in equal monthly installments over the 36-month period thereafter.

Activity under the Company's stock option plans is summarized as follows (in thousands, except per share amounts):

	Available for Grant	Options Outstanding	Weighted Average Price per Share

Balance at December 31, 1997	56,174	104,956	$2.05
Additional shares reserved	17,042	–	–
Options granted	(53,473)	53,473	22.86
Options exercised	–	(22,744)	1.37
Options canceled	6,411	(6,411)	5.40

Balance at December 31, 1998	26,154	129,274	10.60
Additional shares reserved	80,255	–	–
Options granted	(38,040)	38,040	80.76
Options exercised	–	(33,732)	6.91
Options canceled	8,724	(8,792)	11.09
Options forfeited	(7,340)	–	–

Balance at December 31, 1999	69,753	124,790	32.40
Options granted	(27,176)	27,176	102.42
Options exercised	–	(23,795)	14.36
Options canceled	9,846	(9,846)	63.93
Options forfeited	(1,723)	–	–

Balance at December 31, 2000	50,700	118,325	$49.83

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2000 (in thousands, except per share amounts):

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $0.01	11,235	4.6	$0.00	11,235	$0.00
$0.02 - $0.58	7,137	5.1	0.39	6,946	0.40
$0.63 - $1.42	3,853	5.6	1.28	3,500	1.29
$1.48 - $6.73	14,062	6.7	4.80	7,714	4.85
$6.73 - $14.57	6,600	7.1	10.17	3,132	9.84
$15.19 - $49.50	19,503	7.9	35.54	7,246	36.78
$50.26 - $60.00	13,460	9.6	59.37	719	57.31
$60.31 - $71.91	15,260	8.6	70.93	4,856	71.04
$73.14 - $198.69	27,215	8.9	116.83	4,679	92.92

	118,325	7.7	$49.83	50,027	$23.25

Options to purchase approximately 40.0 million shares and 30.3 million shares were exercisable as of December 31, 1999 and 1998, respectively. The weighted average exercise prices per share for options exercisable as of December 31, 1999 and 1998 were $6.49 and $1.40, respectively.

Through December 31, 2000, Yahoo! and certain acquired entities recorded compensation expense related to certain stock options issued with exercise prices below the fair market value of the related common stock. The Company recorded compensation expense in the amount of $20.9 million, $10.4 million, and $2.5 million in 2000, 1999, and 1998, respectively. As of December 31, 2000, approximately $9.4 million remains to be amortized over the remaining vesting periods of the options.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 3.6 million shares of Common Stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock at certain plan-defined dates. The price of the Common Stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. During 2000, 199,000 shares were purchased at prices from $25.61 to $105.30 per share. During 1999, 96,000 shares were purchased at prices from $52.70 to $75.33 per share. During 1998, 252,000 shares were purchased at prices from $7.36 to $18.05 per share. As of December 31, 2000, 2.0 million shares were available under the Purchase Plan for future issuance.

Stock Compensation. The Company accounts for stock-based compensation in accordance with the provisions of APB 25. Had compensation expense been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's results would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2000	1999	1998

Net income (loss)
As reported	$70,776	$47,811	$(13,641)
Pro forma	$(1,264,987)	$(269,563)	$(64,500)
Net income (loss) per share:
As reported – basic	$0.13	$0.09	$(0.03)
Pro forma – basic	(2.30)	(0.52)	(0.15)
As reported – diluted	0.12	0.08	(0.03)
Pro forma – diluted	$(2.30)	$(0.52)	$(0.15)

The fair value of option grants is determined using the Black-Scholes model. The weighted average fair market value of an option granted during 2000, 1999, and 1998 was $55.04, $39.15, and $11.94, respectively. The following range of assumptions was used to perform the calculations: expected life of 36 months in 2000, 1999, and 1998; risk-free interest rate ranges of 5.6% to 6.7%

during 2000, 4.6% to 6.1% during 1999, and 4.2% to 5.6% during 1998; expected volatility of 76% in 2000, 71% in 1999, and 67% in 1998; and no expected dividend yield for the three years ended December 31, 2000. Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Note 8 SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in two principal business segments globally which is consistent with the data made available to the Company's management to assess performance and make decisions. The Company does not allocate any operating costs to its business services segment as management does not use this information to measure the performance of the operating segment. Management does not believe that allocating these expenses is material in evaluating the segment's performance.

Summarized information by segment for 2000, 1999, and 1998, as excerpted from the internal management reports, is as follows (in thousands):

	Years Ended December 31,
	2000	1999	1998

Net revenues:
Advertising	$1,004,438	$535,397	$226,333
Business services	105,740	56,389	18,799

	$1,110,178	$591,786	$245,132

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country or geographic area accounted for more than 10% of net revenues in 2000, 1999, and 1998. Property and equipment information is based on the physical location of the assets.

The following table sets forth net revenues and gross property and equipment information for geographic areas (in thousands):

	U.S.	International	Total

2000
Net revenues	$941,266	$168,912	$1,110,178
Long-lived assets	119,100	62,375	181,475
1999
Net revenues	$532,731	$59,055	$591,786
Long-lived assets	88,500	4,842	93,342
1998
Net revenues	$228,929	$16,203	$245,132
Long-lived assets	45,372	1,938	47,310

Note 9 INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998

United States	$282,458	$82,913	$5,489
Foreign	(23,637)	710	(1,303)

	$258,821	$83,623	$4,186

The provision for income taxes is composed of the following (in thousands):

	Year Ended December 31,
	2000	1999	1998

Current:
Federal	$166,133	$36,265	$20,333
State	16,791	4,404	1,937
Foreign	9,636	2,383	–

	192,560	43,052	22,270

Deferred:
Federal	(3,202)	(6,335)	(3,616)
State	(1,313)	(905)	(827)

	(4,515)	(7,240)	(4,443)

	$188,045	$35,812	$17,827

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998

Income tax at the federal statutory rate of 35%	$90,587	$29,268	$1,465
State income tax, net of federal benefit	9,362	4,535	1,473
Non-deductible acquisition-related charges	15,162	26,433	8,521
Research tax credits	(4,000)	(3,000)	(1,155)
Change in valuation allowances	68,509	(23,292)	7,085
Other	8,425	1,868	438

	$188,045	$35,812	$17,827

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998

Deferred income tax assets:
Net operating loss and credit carryforwards	$1,442,839	$891,569	$171,203
Non-deductible reserves and expenses	101,775	9,880	5,147

Gross deferred tax assets	1,544,614	901,449	176,350
Valuation allowance	(1,510,628)	(812,176)	(170,026)

	33,986	89,273	6,324

Deferred income tax liabilities:
Unrealized investment gains	(19,901)	(86,051)	(595)
Intangible assets	–	(3,222)	(4,833)
Other	(14,085)	–	(896)

Gross deferred tax liabilities	(33,986)	(89,273)	(6,324)

Net deferred tax assets (liabilities)	$–	$–	$–

As of December 31, 2000, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $3.4 billion and $1.7 billion, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2010, and the state net operating loss carryforwards will begin to expire in 2002. The Company's federal and state research tax credit carryforwards for income tax purposes are approximately $88 million and $56 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2010. Approximately $76 million of net operating loss carryforwards relate to acquired entities and expire beginning in 2010. The Company has a valuation allowance of $1.5 billion as of December 31, 2000 for deferred tax assets because of uncertainty regarding their realization.

Deferred tax assets of approximately $1.4 billion as of December 31, 2000 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets include approximately $9.8 million related to net operating loss carryforwards in various foreign jurisdictions. These carryforwards will expire if not utilized.

Note 10 COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company has entered into various non-cancelable operating lease agreements for its headquarters, sales offices throughout the U.S., and its international subsidiaries. Future minimum lease payments under non-cancelable operating leases with initial terms of one year or more are $26.9 million in 2001, $25.8 million in 2002, $24.7 million in 2003, $21.7 million in 2004, $18.2 million in 2005 and $59.9 million thereafter. Total minimum rental payments aggregate $177.2 million. Certain of the Company's lease agreements have a five-year renewal option from the date of expiration. Rent expense under operating leases totaled $24.6 million, $9.9 million, and $5.5 million during 2000, 1999, and 1998, respectively.

During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to serve as the Company's new headquarters. Construction began in 2000 and buildings in the first two phases of the project will be ready for occupancy in the second quarter of 2001. Upon substantial completion of these phases, the Company will collateralize a lease facility with deposited funds drawn on the facility by the lessors. Rent obligations for these phases will bear a direct relationship to the lessor's carrying costs, estimated at

$270 million. The amount of the rent obligation is contingent upon future events and is not included in the above future minimum lease commitments under non-cancelable operating leases. Additionally, the Company will participate as one of the lenders in the lease transaction. As of December 31, 2000, the Company collateralized $30 million of excess costs per the terms of the development agreement. This $30 million is classified as restricted cash in current assets.

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

In addition to intellectual property claims, on or about March 1, 2000, the Company was advised that the FTC was conducting an inquiry into certain of the Company's consumer information practices to determine whether the Company was complying with applicable FTC consumer protection regulations. The FTC has subsequently notified the Company that, pursuant to its inquiry, no compliance action by the FTC is warranted with respect to the Company or its practices.

The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Note 11 SUBSEQUENT EVENTS

Kimo.com. In January 2001, the Company completed the acquisition of Kimo.com through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $135.7 million. The purchase price was allocated to the assets acquired, principally goodwill of $109.2 million, and liabilities assumed based on their estimated fair values at the date of acquisition. The Company is also obligated to make up to $50 million in future payments contingent on the achievement of certain milestones by the acquired company. Such payments will be capitalized as part of the purchase price if and when the milestones are attained. Results of operations for Kimo.com for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented. Results of operations for Kimo.com will be included with those of the Company subsequent to the acquisition date.

Stockholder Rights Plan. In March 2001, the Company adopted a Stockholder Rights Plan. Under the plan, Rights will be distributed as a dividend at the rate of one Right for each share of Common Stock held by stockholders of record as of the close of business on March 20, 2001. The Rights Plan was not adopted in response to any effort to acquire control of the Company. The Rights will expire on March 1, 2011.

Stock Repurchase Program. In March 2001, the Company announced that it had authorized a stock repurchase program. Pursuant to the program, the Company may acquire up to $500 million of its outstanding Common Stock in the open market from time to time over the next two years.

Schedule II – Valuation and Qualifying Accounts
Years Ended December 31, 2000, 1999, and 1998
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Allowance for Doubtful Accounts
2000	$11,397	$14,658	$10,618	$15,437
1999	$5,947	$10,339	$4,889	$11,397
1998	$2,772	$6,953	$3,778	$5,947

Quarterly Financial Data
(unaudited) (in thousands, except per share amounts)

	Quarter Ended
	March 31		June 30		September 30		December 31

2000
Net revenues	$230,807		$272,950		$295,548		$310,873
Gross profit	195,662		232,850		254,688		268,559
Net income (loss)	67,599	(a)	53,331	(b)	47,665	(c)	(97,819	)(d)
Net income (loss) per share – basic	0.13	(a)	0.10	(b)	0.09	(c)	(0.17	)(d)
Net income (loss) per share – diluted	$0.11	(a)	$0.09	(b)	$0.08	(c)	$(0.17	)(d)
Shares used in per share calculation – basic	539,020		547,929		555,807		559,872
Shares used in per share calculation – diluted	616,607		613,615		612,971		559,872
1999
Net revenues	$103,960		$128,815		$155,863		$203,148
Gross profit	83,025		103,357		129,613		173,145
Net income (loss)	435	(e)	(1,461	)(f)	11,073	(g)	37,764	(h)
Net income (loss) per share – basic	0.00	(e)	(0.00	)(f)	0.02	(g)	0.07	(h)
Net income (loss) per share – diluted	$0.00	(e)	$(0.00	)(f)	$0.02	(g)	$0.06	(h)
Shares used in per share calculation – basic	504,272		512,078		519,371		529,226
Shares used in per share calculation – diluted	597,481		512,078		595,442		609,136

Note:	The quarterly financial data for the quarters presented above has been restated to reflect the acquisition of eGroups, which was accounted for as a pooling of interests.
(a)	Net income and net income per share include acquisition-related charges of $0.4 million attributable to the merger with Arthas.com, stock compensation expense of $6.5 million, employer payroll taxes on non-qualified stock option exercises of $6.4 million, amortization of intangible assets and purchased technology of $6.2 million, and investment income of $40.7 million from a gain from the exchange of certain equity investments.
(b)	Net income and net income per share include amortization of intangible assets and purchased technology of $6.8 million, stock compensation expense of $5.7 million, employer payroll taxes on non-qualified stock option exercises of $1.9 million, and goodwill amortization of $1.5 million related to the Yahoo! Japan equity investment.
(c)	Net income and net income per share include acquisition-related charges of $22.4 million related to the acquisition of eGroups, amortization of intangible assets and purchased technology of $7.7 million, stock compensation expense of $5.0 million, employer payroll taxes on non-qualified stock option exercises of $4.0 million, goodwill amortization of $1.5 million related to the Yahoo! Japan equity investment, and gains from the exchanges of certain equity investments of $5.0 million.
(d)	Net loss and net loss per share include amortization of intangible assets and purchased technology of $7.7 million, stock compensation expense of $3.7 million, employer payroll taxes on non-qualified stock option exercises of $2.6 million, goodwill amortization of $1.8 million related to the Yahoo! Japan equity investment, losses of $163.2 million related to the write-down and $2.1 million related to the sale of certain equity investments, and a gain from the exchange of certain equity investments of $0.7 million.
(e)	Net income and net income per share include in-process research and development of $9.8 million incurred in connection with the January 1999 acquisition of Log-Me-On, amortization of intangible assets and purchased technology of $5.2 million, and stock compensation expense of $0.5 million.
(f)	Net loss and net loss per share include acquisition-related costs of $56.1 million which are primarily attributable to the May 1999 acquisition of GeoCities, amortization of intangible assets and purchased technology of $6.2 million, and stock compensation expense of $2.3 million.
(g)	Net income and net income per share include acquisition-related costs of $22.1 million incurred in connection with the July 1999 acquisition of broadcast.com, amortization of intangible assets and purchased technology of $6.0 million, and stock compensation expense of $2.1 million.
(h)	Net income and net income per share include in-process research and development of $1.2 million incurred in connection with the acquisition of ISSG, $10.3 million of employer payroll taxes on non-qualified stock option exercises, stock compensation expense of $5.5 million, and amortization of intangible assets and purchased technology of $6.0 million, offset by a $2.1 million reversal of previously recorded acquisition-related charges.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference from the information under the captions "Proposal No. 1 – Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders. The following sets forth certain information with respect to the other executive officers of Yahoo!:

Tim Brady (age 32) has served as Senior Vice President, Commerce and Network Services of the Company since February 2001. From November 1999 to February 2001, Mr. Brady served as Senior Vice President, Network Services. Prior to that, Mr. Brady served as the Company's Vice President of Production from October 1997 to November 1999, the Company's Director of Production from January 1996 to October 1997, and the Company's Director of Marketing from April 1995 to December 1995. Mr. Brady also serves on the Board of Directors of The Boyd's Collection Ltd. Mr. Brady holds a B.S. degree in electrical engineering from Stanford University and an M.B.A. from the Harvard Business School.

Susan Decker (age 38) has served as the Company's Chief Financial Officer and Senior Vice President, Finance and Administration since June 2000. From August 1986 to May 2000, Ms. Decker held several positions for Donaldson, Lufkin & Jenrette, including Director of Global Research from 1998 to 2000. Prior to 1998, she was a Publishing & Advertising Equity Securities Analyst for 12 years. In January 2000, Ms. Decker was appointed to the Financial Accounting Standards Advisory Council (FASAC) by the Trustees of the Financial Accounting Federation (FAF). Ms. Decker holds a B.S. degree, with a double major in computer science and economics, from Tufts University and an M.B.A. from the Harvard Business School.

David Filo (age 34), Chief Yahoo! and a founder of the Company, has served as an officer of the Company since March 1995, and served as a director of the Company from its founding through February 1996. Mr. Filo co-developed Yahoo! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded the Company in 1995. Mr. Filo holds a B.S. degree in computer engineering from Tulane University and a M.S. degree in electrical engineering from Stanford University.

David Graves (age 53) has served as Senior Vice President, Media since January 2001. From December 1994 to January 2001, Mr. Graves held various executive positions, most recently as President, with Reuters Media Americas, which provides multimedia news and data to newspapers, TV, cable and Internet sites from its parent company Reuters PLC, a leading global information company. Prior to that, from July 1990 to December 1994, Mr. Graves served as the founding president of AdValue Media Technologies, a company serving major advertising agencies and television stations which was acquired by Reuters. Prior to 1990, Mr. Graves held senior positions at Westinghouse Broadcasting (now CBS), including Vice President, Strategic Planning and Vice President and General Manager of all news KFWB Radio in Los Angeles. Mr. Graves holds a B.A. degree from Dartmouth College.

Heather Killen (age 42) has served as Senior Vice President, International Operations of the Company since November 1999. Prior to that, Ms. Killen served as the Company's Vice President, International from January 1998 to November 1999 and as the Company's Managing Director, European Operations from September 1996 to December 1997. Prior to joining the Company, Ms. Killen was Director, European Online Services for Ziff-Davis, a technology publishing company, from 1994 to 1996, and Director of Business Development for Ziff-Davis from 1992 to 1994. From 1989 to 1991, Ms. Killen was an associate in the Corporate Finance department of Salomon Brothers Inc. Ms. Killen holds degrees from the University of Queensland, the Universite de Paris III, and Columbia Business School.

Farzad Nazem (age 39) has served as Senior Vice President, Communications and Technical Services and Chief Technology Officer since February 2001. From January 1998 to February 2001, Mr. Nazem served as Chief Technology Officer. Prior to that, he served as the Company's Senior Vice President, Product Development and Site Operations from March 1996 to January 1998. From 1985 to 1996, Mr. Nazem held a number of technical and executive management positions at Oracle Corporation, including, most recently, Vice President of Oracle's Media and Web Server Division and member of the Product Division Management Committee. Prior to that, Mr. Nazem was a member of the technical staff at SYDIS, Inc. and Rolm Corporation. Mr. Nazem holds a B.S. in computer science from California Polytechnic State University.

Ellen Siminoff (age 33) has served as Senior Vice President, Entertainment and Small Business since February 2001. From November 1999 to February 2001, Ms. Siminoff served as Senior Vice President, Corporate Development of the Company. Prior to that, Ms. Siminoff served as the Company's Vice President, Business Development and Planning from June 1997 to November 1999, and the Company's Director, Communities from February 1996 to June 1997. Prior to joining the Company, Ms. Siminoff was the Online Classifieds Manager for the Los Angeles Times from February 1994 to February 1996. Ms. Siminoff holds an A.B. degree in economics from Princeton University and an M.B.A. from Stanford University.

Anil Singh (age 42) has served as Senior Vice President, Business Operations, and Chief Sales and Marketing Officer of the Company since October 1999. Prior to that, Mr. Singh served as the Company's Senior Vice President, Sales from July 1998 to October 1999, Vice President, Sales from December 1996 to July 1998 and Director of Sales from November 1995 to December 1996. Mr. Singh recently announced his intention to retire from the Company during the second quarter of 2001. Mr. Singh holds a B.S. degree in computer science from Imperial College at the University of London, England.

Item 11.  Executive Compensation

Incorporated by reference from the information under the captions "Proposal No. 1 – Election of Directors – Director Compensation," "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Stockholders and Management" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 33 of this report.

(2)
Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 33 of this report.

(3)
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of June 27, 2000 by and among the Registrant, Hermes Acquisition Corporation and eGroups, Inc. (Filed as Exhibit 2.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 [the June 30, 2000 10-Q] and incorporated herein by reference.)
3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference.)
3.2*	Amended Bylaws of Registrant
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3**	Form of Senior Note**
4.4**	Form of Subordinated Note**
4.5**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate)**
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7**	Form of Warrant Agreement (together with form of Warrant Certificate)**
10.1	Form of Indemnification Agreement with certain of the Registrant's officers and directors (Filed as Exhibit 10.1 to the 1999 10-K and incorporated herein by reference.)
10.2	1995 Stock Plan, as amended (filed as Exhibit 10.2 to the 1999 10-K and incorporated herein by reference) and form of stock option agreement (Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 [the 1996 10-K] and incorporated herein by reference.)
10.3	Form of Management Continuity Agreement with certain of the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)

10.4	Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
10.5†	Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
10.6	Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the 1996 10-K and incorporated herein by reference.)
10.7†	Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)
10.8*	Amended and Restated 1996 Employee Stock Purchase Plan and form of subscription agreement.
10.9	1996 Directors' Stock Option Plan, as amended (filed as Exhibit 10.16 to the 1999 10-K and incorporated herein by reference) and form of option agreement (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)
10.10†	Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers Multi-Media Inc. (Filed as Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)
10.11	Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.26 to the SB-2 Registration Statement and incorporated herein by reference.)
10.12†	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 [the September 30, 1996 10-Q] and incorporated herein by reference.)
10.13†	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.3 to the September 30, 1996 10-Q and incorporated herein by reference.)
10.14†	SOFTBANK Letter Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Group (Filed as Exhibit 10.4 to the September 30, 1996 10-Q and incorporated herein by reference.)
10.15†	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd. (Filed as Exhibit 10.30 to the 1996 10-K and incorporated herein by reference.)
10.16†	Yahoo! UK License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! UK (Filed as Exhibit 10.31 to the 1996 10-K and incorporated herein by reference.)
10.17†	Yahoo! Deutschland License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! Deutschland (Filed as Exhibit 10.32 to the 1996 10-K and incorporated herein by reference.)
10.18†	Yahoo! France License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! France (Filed as Exhibit 10.33 to the 1996 10-K and incorporated herein by reference.)
10.19	Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated July 29, 1997 and incorporated herein by reference.)

10.20	Joint Venture Agreement, dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [the September 30, 1997 10-Q] and incorporated herein by reference.)
10.21	Sublease Agreement, dated September 11, 1997 between the Registrant and Amdahl Corporation (Filed as Exhibit 10.2 to the September 30, 1997 10-Q and incorporated herein by reference.)
10.22	Four11 Corporation 1995 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-39105, dated October 30, 1997, and incorporated herein by reference.)
10.23†	Amendment Agreement dated September 17, 1997 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 [the 1997 10-K] and incorporated herein by reference.)
10.24†	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the 1997 10-K and incorporated herein by reference.)
10.25†	Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.41 to the 1997 10-K and incorporated herein by reference.)
10.26†	Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the 1997 10-K and incorporated herein by reference.)
10.27	Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-56781, dated June 12, 1998 [the S-8 Registration Statement dated June 12, 1998], and incorporated herein by reference.)
10.28	Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S-8 Registration Statement, dated June 12, 1998, and incorporated herein by reference.)
10.29	Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among the Registrant, SOFTBANK Holdings Inc., Sequoia Capital VI and Sequoia Technology Partners VI (Filed as Exhibit 10.2 to the September 30, 1998 10-Q and incorporated herein by reference.)
10.30	Content License Agreement dated January 8, 1998 between the Registrant and ZDNet (Filed as Exhibit 10.3 to the September 30, 1998 10-Q and incorporated herein by reference.)
10.31	Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-66067, dated October 23, 1998 and incorporated herein by reference.)
10.32†	Termination Agreement between the Registrant and Rogers Media Inc. dated January 6, 1999 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)
10.33	Online Anywhere 1997 Stock Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-81635, dated June 25, 1999 [the S-8 Registration Statement dated June 25, 1999] and incorporated herein by reference.)
10.34	Encompass, Inc. Stock Option Plan (Filed as Exhibit 4.2 to the S-8 Registration Statement dated June 25, 1999 and incorporated herein by reference.)

10.35	ISSG Stock Option Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-93497, dated December 23, 1999 and incorporated herein by reference.)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Accountants
24.1	Power of Attorney (appears on the signature page of this report)
†
Confidential treatment granted with respect to certain portions of this Exhibit.

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

(b)
Reports on Form 8-K

On October 11, 2000, the Company filed a report on Form 8-K announcing the Company's financial results for the quarterly period ended September 30, 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2001.

YAHOO! INC.
By:	/s/ SUSAN DECKER Susan Decker Senior Vice President, Finance and Administration, and Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy Koogle and Susan Decker, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TIMOTHY KOOGLE Timothy Koogle	Chairman and Chief Executive Officer (Principal Executive Officer)	March 16, 2001
/s/ JEFF MALLETT Jeff Mallett	President, Chief Operating Officer, and Director	March 16, 2001
/s/ SUSAN DECKER Susan Decker	Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	March 16, 2001
/s/ JAMES J. NELSON James J. Nelson	Vice President, Finance (Principal Accounting Officer)	March 16, 2001
/s/ ERIC HIPPEAU Eric Hippeau	Director	March 16, 2001
/s/ ARTHUR H. KERN Arthur H. Kern	Director	March 16, 2001
/s/ EDWARD KOZEL Edward Kozel	Director	March 16, 2001
/s/ MICHAEL MORITZ Michael Moritz	Director	March 16, 2001
/s/ JERRY YANG Jerry Yang	Director	March 16, 2001

Index to Exhibits

Exhibit Number	Description

3.2	Amended Bylaws of Registrant
10.8	Amended and Restated 1996 Employee Stock Purchase Plan and form of subscription agreement
21.1	List of Subsidiaries
23.1	Consent of Independent Accountants

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