Form 10-Q
period 2001-03-31
YAHOO INC
filed 2001-05-04
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-28018

YAHOO! INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0398689
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

701 First Avenue
Sunnyvale, California 94089
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(408) 349-3300

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2001
Common Stock, $0.001 par value	566,905,000

YAHOO! INC.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I -	FINANCIAL INFORMATION
Item 1.	Financial Statements

YAHOO! INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$371,475	$456,877
Restricted cash	30,000	30,000
Restricted short-term investments	27,035	-
Short-term investments in marketable securities	582,447	663,353
Accounts receivable, net	55,727	90,561
Prepaid expenses and other current assets	62,473	50,078
Total current assets	1,129,157	1,290,869

Long-term investments in marketable securities	598,273	625,981
Restricted long-term investment	166,073	-
Property and equipment, net	147,521	109,781
Other assets, net	368,601	242,945
Total assets	$2,409,625	$2,269,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,675	$26,040
Accrued expenses and other current liabilities	184,514	168,029
Deferred revenue	127,236	117,165
Total current liabilities	328,425	311,234

Other liabilities	36,890	32,115
Minority interests in consolidated subsidiaries	29,084	29,313

Stockholders' equity:
Common Stock	567	562
Additional paid-in capital	1,980,752	1,830,526
Retained earnings	30,994	42,480
Accumulated other comprehensive income	2,913	23,346
Total stockholders' equity	2,015,226	1,896,914
Total liabilities and stockholders' equity	$2,409,625	$2,269,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2001	2000
Net revenues	$180,215	$230,807
Cost of revenues	40,636	35,145
Gross profit	139,579	195,662
Operating expenses:
Sales and marketing	107,228	83,959
Product development	33,121	27,112
General and administrative	19,194	16,433
Amortization of intangibles	12,804	4,062
Acquisition-related costs	-	415
Total operating expenses	172,347	131,981
Income (loss) from operations	(32,768)	63,681
Other income, net	23,276	56,962
Minority interests in operations of consolidated subsidiaries	229	(1,837)
Income (loss) before income taxes	(9,263)	118,806

Provision for income taxes	2,223	51,207
Net income (loss)	$(11,486)	$67,599
Net income (loss) per share - basic	($0.02)	$0.13
Net income (loss) per share - diluted	($0.02)	$0.11
Shares used in per share calculation - basic	565,447	539,020
Shares used in per share calculation - diluted	565,447	616,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31,	March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,486)	$67,599
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,211	14,458
Tax benefits from stock options	2,058	47,627
Minority interests in operations of consolidated subsidiaries	(229)	1,837
Non-cash (gains) losses from investments	15,023	(40,656)
Other non-cash charges	3,415	6,505
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	36,874	(5,570)
Prepaid expenses and other assets	(12,044)	(5,818)
Accounts payable	(12,521)	2,128
Accrued expenses and other current liabilities	10,165	16,935
Deferred revenue	9,587	24,766
Net cash provided by operating activities	71,053	129,811
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(41,455)	(15,801)
Purchases of marketable securities	(469,405)	(332,592)
Proceeds from sales and maturities of marketable securities	548,607	184,525
Increase in restricted investments	(193,108)	-
Acquisitions and purchases of other investments	(19,980)	-
Cash acquired in acquisitions and proceeds from the sale of other investments	7,709	1,557
Net cash used in investing activities	(167,632)	(162,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	16,495	124,682
Other	-	3,000
Net cash provided by financing activities	16,495	127,682
Effect of exchange rate changes on cash and cash equivalents	(5,318)	(569)
Net change in cash and cash equivalents	(85,402)	94,613
Cash and cash equivalents at beginning of period	456,877	277,136
Cash and cash equivalents at end of period	$371,475	$371,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - The Company and Basis of Presentation

          Yahoo! Inc. (“Yahoo!” or the “Company”) is a global Internet communications, commerce, and media company that offers a comprehensive branded network of services to millions of worldwide users daily. The Company, a Delaware corporation, commenced operations in 1995.

          The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal and recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

          These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  Certain prior period balances have been reclassified to conform to current period presentation.  The condensed consolidated financial statements for the period ended March 31, 2000 have been restated to reflect the August 2000 acquisition of eGroups, Inc. which was accounted for as a pooling of interests.

Note 2 - Recent Accounting Pronouncements

          Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities.  The adoption of SFAS 133 on January 1 did not have a material effect on the Company's financial position or results of operation.  During the period ended March 31, 2001, the Company recorded in other income, losses on derivatives of approxiamtely $3.5 million related to investments in equity instruments of other companies.

Note 3 – Other Assets, net (in thousands)

	March 31, 2001	December 31, 2000
Intangible assets (principally goodwill), net	$207,948	$77,977
Investment in Yahoo! Japan	78,317	77,703
Investments in privately-held companies	64,525	69,500
Other	17,811	17,765
	$368,601	$242,945

Note 4 – Basic and Diluted Net Income (Loss) per Share

          Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if–converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).  For the three month period ended March 31, 2001, options to purchase shares of 31.1 million were not included in the computation because they were antidilutive. For the three month period ended March 31, 2000, common share equivalents approximated 77.6 million shares and were primarily related to shares issuable upon the exercise of stock options.

Note 5 – Comprehensive Income (Loss)

          The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2001	2000

Net income (loss)	($11,486)	$67,599
Unrealized losses on available-for-sale securities	(15,115)	(18,958)
Foreign currency translation losses	(5,318)	(569)
Comprehensive income (loss)	($31,919)	$48,072

          Accumulated other comprehensive income consists of the unrealized gains or losses on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying condensed consolidated balance sheets.

Note 6 – Acquisition of Kimo.com

          In January 2001, the Company completed the acquisition of Kimo.com through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $135.7 million.  The purchase price was allocated to the assets acquired, principally goodwill and other intangibles of $128.9 million which are being amortized on a straight-line basis between two to four years, and liabilities assumed based on their estimated fair values at the date of acquisition.  The Company is also obligated to make up to $50 million in future payments contingent on the achievement of certain milestones by the acquired company.  Such payments will be capitalized as part of the purchase price if and when the milestones are attained.  Results of operations for Kimo.com for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.  Results of operations for Kimo.com are included with those of the Company for the period subsequent to the acquisition date.

Note 7 – Stockholder Rights Plan

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

Note 8 – Stock Repurchase Program

          On March 7, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of Common Stocks in the open market from time to time over the next two years, depending on market conditions, share price and other factors.  Although the Company has not yet repurchased any shares of its Common Stock under the stock repurchase program as of March 31, 2001; repurchases may constitute a major use of future cash resources.  The Company may utilize equity instrument contracts to facilitate it repurchase of Common Stock.  If utilized, such equity instruments are expected to be exercisable only at date of expiration, with the expiration dates expected to range from 3 months to 1 year.  The Company anticipates that any put obligations will permit net-share settlement at the Company's option and, therefore, will not result in a put obligation liability on the Company's consolidated statement of financial position, nor are they expected to have a material effect on diluted earnings per common share.

Note 9 – Segment Information

          Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in two principal business segments globally.  The Company does not allocate any operating costs to its business services segment as management does not use this information to measure the performance of the operating segment.  Management does not believe that allocating these expenses is material in evaluating the segment’s performance.

          Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended
	March 31,
	2001	2000
Net revenues
Advertising	$149,884	$209,498
Business services	30,331	21,309
	$180,215	$230,807

          Revenue is attributed to individual countries according to the international online property that generated the revenue.  International revenues accounted for 18% and 14% of net revenues during the quarters ended March 31, 2001 and 2000, respectively.  No single foreign country accounted for more than 10% of net revenues for the quarters ended March 31, 2001 and 2000.

Note 10 – Lease

          During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to serve as the Company's new headquarters.  Construction began in 2000 and buildings in the first phase of the project will be ready for occupancy in the second quarter of 2001.  Upon substantial completion of this phase in March 2001, the Company collateralized a lease facility with deposited funds drawn on the facility by the lessors.  The amount collateralized was approximately $193.1 million, of which, $166.1 million has been classified as a restricted long-term investment and $27.0 million has been classified as a restricted short-term investment. Buildings in the second phase of the project will be ready for occupancy in the third quarter of 2001.  This second phase will also be collateralized upon substantial completion.  Rent obligations for these phases will bear a direct relationship to the lessor's carrying costs, estimated at $270 million.  Additionally, the Company will participate as one of the lenders in the lease transaction.  The Company has collateralized $30 million of excess costs per the terms of the development agreement which is classified as restricted cash in current assets at March 31, 2001.

Note 11 – Commitments and Contingencies

          From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company’s email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in two lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

          The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 12 – Subsequent Event

          In April 2001, the Company announced a plan to restructure its operations. This plan includes a reduction of its 3,510 employees by approximately 12 percent, and a reduction in its leased facilities.  As a result of this plan to reduce operating costs, Yahoo! estimates it will record restructuring-related charges in the range of $40 to $60 million in the second quarter of 2001.  These charges will primarily relate to severance and other benefits for impacted employees and the termination and/or sublease of its excess facilities.  Should facility lease rates continue to decrease in these markets or should it take longer than expected to find suitable tenants to sublease the Company’s facilities, the actual charge could exceed the estimate.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, or similar language.  All forward–looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward–looking statements.  Actual results could differ materially from those projected in the forward–looking statements.  In evaluating the Company’s business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” set forth herein.  The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

          Yahoo! Inc. (“Yahoo!” or the “Company”) is a global Internet communications, commerce, and media company that offers a comprehensive branded network of services to more than 192 million individuals each month worldwide. As the first online navigational guide to the Web, www.yahoo.com is the leading guide in terms of traffic, advertising, household and business user reach. Yahoo! is the No. 1 Internet brand globally and reaches the largest audience worldwide. The company also provides online business and enterprise services designed to enhance the productivity and Web presence of Yahoo!'s clients. These services include Corporate Yahoo!, a popular customized enterprise portal solution; audio and video streaming; store hosting and management; and Web site tools and services. The Company's global Web network includes 24 World properties. Yahoo! has offices in Europe, the Asia Pacific, Latin America, Canada, and the United States, and is headquartered in Sunnyvale, California.  The Company, a Delaware corporation, commenced operations in 1995.

          In January 2001, the Company completed the acquisition of Kimo.com through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $135.7 million.  The purchase price was allocated to the assets acquired, principally goodwill and other intangibles of $128.9 million which are being amortized on a straight-line basis between two to four years, and liabilities assumed based on their estimated fair values at the date of acquisition.  The Company is also obligated to make up to $50 million in future payments contingent on the achievement of certain milestones by the acquired company.  Such payments will be capitalized as part of the purchase price if and when the milestones are attained.  Results of operations for Kimo.com for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.  Results of operations for Kimo.com are included with those of the Company for the period subsequent to the acquisition date.

                    In April 2001, the Company announced a plan to restructure its operations. This plan includes a reduction of its 3,510 employees by approximately 12 percent, and a reduction in its leased facilities.  As a result of this plan to reduce operating costs, Yahoo! estimates it will record restructuring-related charges in the range of $40 to $60 million in the second quarter of 2001.  These charges will primarily relate to severance and other benefits for impacted employees and the termination and/or sublease of its excess facilities.  Should facility lease rates continue to decrease in these markets or should it take longer than expected to find suitable tenants to sublease the Company’s facilities, the actual charge could exceed the estimate.

Results of Operations

          Net Revenues

          Net revenues were $180.2 million for the quarter ended March 31, 2001, a 22% decrease from net revenues of $230.8 million during the first quarter in 2000.  No one customer accounted for 10% or more of net revenues during the quarters ended March 31, 2001 and 2000.  Advertising purchases by SOFTBANK and its consolidated affiliates, a 21% stockholder of the Company at March 31, 2001, were not material during the quarters ended March 31, 2001 and 2000, respectively.  Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company.  International revenues accounted for 18% and 14% of net revenues during the quarters ended March 31, 2001 and 2000, respectively.  Barter revenues represented less than 10% of net revenues during those periods.

          Advertising Revenues.  Of the total net revenues for the quarters ended March 31, 2001 and 2000, advertising revenues were $149.9 million and $209.5 million, respectively.  The decrease was due primarily to the weak economic climate – many companies have held back on or reduced their marketing budgets in an effort to reduce costs.  Additionally, the Company’s dot.com customer base has decreased from the year ago period due to the scarcity of funds from the capital markets.  Approximately 3,145 customers advertised on the Company’s online media properties during the quarter ended March 31, 2001 as compared to approximately 3,565 during the first quarter of 2000.  There can be no assurance that customers will continue to purchase advertising on the Company’s Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors.  Due to the Company’s ongoing transition in its customer base from Internet companies toward companies in more traditional lines of business and the continued weakness in worldwide economic conditions, the Company believes that its 2001 advertising revenues will be considerably lower than its 2000 advertising revenues.

          Business Services Revenues.  Business services revenues consist of revenues generated from subscription–based hosting and premium services, broadcasting live and on–demand audio and video events, and enterprise services (Corporate Yahoo!). Business services revenues comprised $30.3 million and $21.3 million of total net revenues for the quarters ended March 31, 2001 and 2000, respectively.  The year–to–year increases are primarily attributable to the increasing number of users of the various hosting and premium services and to Corporate Yahoo!.  Yahoo! Store hosting fees comprised the most significant portion of revenues from hosting services.  Yahoo! Store members totaled 13,200 and 10,500 as of March 31, 2001 and 2000, respectively.  In June 2000, Corporate Yahoo! was launched to enable companies to integrate proprietary corporate content and applications with Yahoo!’s personalized Internet content and services behind existing firewalls.  Revenues from this enterprise service are expected to become an increasing portion of the Company’s business services revenues during 2001.  The Company’s broadcasted events decreased to approximately 697 during the quarter ended March 31, 2001, as compared to 934 during the year ago quarter.  For the 2001 fiscal year, the Company expects business services revenues to approach 20% of total revenues, up from 10% in 2000.

          Cost of Revenues

          Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company’s other online media properties.  These costs primarily consist of fees paid to third parties for content included on the Company’s online media properties, Internet connection charges, live event production costs, amortization of purchased technology, license fees, equipment depreciation, and compensation related expenses.  The Company does not allocate any cost of revenues or operating costs to its business services segment as management does not use this information to measure the performance of the operating segment.  Management does not believe that allocating these expenses is material in evaluating the segment’s performance.  Cost of revenues were $40.6 million for the quarter ended March 31, 2001, or 23% of net revenues, as compared to $35.1 million, or 15% of net revenues for the quarter ended March 31, 2000.  The absolute dollar increase in cost of revenues from quarter to quarter is primarily attributable to an increase in the quantity of content available on the Company’s online media properties.  As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 1.1 billion page views per day in March 2001 compared with an average of approximately 633 million page views per day in March 2000.  Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page views figures and accounted for an average of approximately 144 million per day in March 2001 and an average of approximately 65 million per day in March 2000.  The Company anticipates that its content, Internet connection, license, and maintenance expenses for enterprise services will continue to increase in absolute dollars for the foreseeable future.

          Sales and Marketing

          Sales and marketing expenses were $107.2 million, or 60% of net revenues for the quarter ended March 31, 2001 as compared to $84.0 million, or 36% of net revenues for the quarter ended March 31, 2000.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation and employee related expenses, sales commissions, and travel costs.  The year–to–year increases in absolute dollars are primarily attributable to an increase in advertising costs associated with the Company’s aggressive brand–building strategy and increases in compensation expense associated with growth in its direct sales force and marketing personnel.  The Company anticipates that sales and marketing expenses in absolute dollars will increase modestly in 2001 as compared to 2000 as it continues to pursue a brand–building strategy through advertising and continues to build its global direct sales organization.

          Product Development

          Product development expenses were $33.1 million, or 18% of net revenues for the quarter ended March 31, 2001 as compared to $27.1 million, or 12% of net revenues for the quarter ended March 31, 2000.  Product development expenses consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company’s Web site, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.  The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties.  The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company anticipates that product development expenditures in absolute dollars will increase modestly in 2001 as compared to 2000.

          General and Administrative

          General and administrative expenses were $19.2 million, or 11% of net revenues for the quarter ended March 31, 2001 as compared to $16.4 million, or 7% of net revenues for the quarter ended March 31, 2000.  General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas.  The Company anticipates that general and administrative expenses in absolute dollars will increase modestly in 2001 as compared to 2000, as a result of increased fees for professional services.

          Amortization of Intangibles

          Amortization expenses were $12.8 million and $4.1 million for the quarters ended March 31, 2001 and 2000, respectively.  The increase is principally attributable to goodwill amortization resulting from the January 2001 Kimo.com acquisition which resulted in additional goodwill and other intangibles of $128.9 million. Unamortized goodwill and other intangible assets totaled $207.9 million as of March 31, 2001 and will be amortized through the first quarter of 2009.

          Other – Nonrecurring Costs

          For the quarter ended March 31, 2000, the Company recorded a non-recurring charge of $415,000 relating to expenses incurred in connection with the acquisition of Arthas.com.  As a result of a plan to reduce operating costs, Yahoo! estimates it will record restructuring-related charges in the range of $40 to $60 million in the second quarter of 2001.

          Other Income, Net

                    Other income, which consists primarily of interest income and investment gains or losses, was $23.3 million for the quarter ended March 31, 2001.  This included $15.6 million of derivative and investment impairment losses, income of $9.0 million related to a contract termination fee, investment gains of $3.0 million, and goodwill amortization of $1.8 million related to the Yahoo! Japan equity investment.  For the quarter ended March 31, 2000, other income was $57.0 million and included a gain from the exchange of certain equity investments in the amount of $40.7 million.  Other income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company, changes in the market rates or the sale of its investments, and impairment write-downs.

          Minority Interests in Operations of Consolidated Subsidiaries

          Minority interests in losses from operations of consolidated subsidiaries were $0.2 million for the quarter ended March 31, 2001 compared to minority interests in income from operations of consolidated subsidiaries of $1.8 million in the year ago quarter.  The change is attributable to weaker economic climates in Europe and Korea during the quarter ended March 31, 2001 as compared to the year ago quarter.  The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries.  If the consolidated subsidiaries are profitable, the minority interests adjustment on the statement of operations will reduce the Company’s net income by the minority partners’ share of the subsidiaries’ net income.

          Income Taxes

          The Company's effective income tax rate for the quarter ended March 31, 2001 differs from the amount computed by applying the statutory federal rate principally due to nondeductible amortization charges related to acquisitions, nondeductible stock compensation charges, and foreign losses for which no tax benefit is provided.  This rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

          Net Income (Loss)

          The Company recorded a net loss of $11.5 million or $0.02 per share diluted for the quarter ended March 31, 2001 compared to net income of $67.6 million or $0.11 per share diluted for the quarter ended March 31, 2000.  The results for the quarter ended March 31, 2001 include amortization of purchased technology and intangible assets acquired in certain acquisitions of $14.9 million, stock compensation expense of $3.4 million, employer payroll taxes on option exercises of $0.2 million, $15.6 million of derivative and investment impairment losses, income of $9.0 million related to a contract termination fee, investment gains of $3.0 million, and goodwill amortization of $1.8 million related to the Yahoo! Japan equity investment.  The results for the quarter ended March 31, 2000 include stock compensation expense of $6.5 million, employer payroll taxes on option exercises of $6.4 million, amortization of purchased technology and intangible assets acquired in certain acquisitions of $6.2 million, a non-recurring acquisition-related charge of $0.4 million, and a non-cash gain from the exchange of certain equity investments of $40.7 million.

Liquidity and Capital Resources

          Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes.  The Company had cash and cash equivalents, investments in marketable debt securities, and restricted investments totaling approximately $1.7 billion at March 31, 2001.

          For the three months ended March 31, 2001, cash provided by operating activities of $71.1 million was primarily attributable to changes in nonmonetary working capital of $32.1 million, depreciation and amortization of $30.2 million, and non-cash losses from investments of $15.0 million, partially offset by a net loss of $11.5 million.  For the three months ended March 31, 2000, cash provided by operating activities of $129.8 million was primarily attributable to earnings of $67.6 million, tax benefits from stock options of $47.6 million, changes in nonmonetary working capital of $32.4 million, and depreciation and amortization of $14.5 million, partially offset by a non-cash gain from investments of $40.7 million.

          Cash used in investing activities was $167.6 million for the quarter ended March 31, 2001.  Proceeds from sales and maturities (net of purchases) of investments in marketable securities during the period were $79.2 million, offset by an increase in restricted investments of $193.1 million, capital expenditures totaling $41.5 million, and cash used in acquisitions and other investments, net of $12.3 million.  Cash used in investing activities was $162.3 million for the quarter ended March 31, 2000.  Purchases (net of proceeds and maturities) of investments in marketable securities during the period were $148.1 million and capital expenditures totaled $15.8 million.

          For the three months ended March 31, 2001 and 2000, cash provided by financing activities of $16.5 million and $127.7 million, respectively were primarily from the issuance of Common Stock pursuant to the exercise of stock options.

          During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to serve as the Company's new headquarters.  Construction began in 2000 and buildings in the first phase of the project will be ready for occupancy in the second quarter of 2001.  Upon substantial completion of this phase in March 2001, the Company collateralized a lease facility with deposited funds drawn on the facility by the lessors.  The amount collateralized was approximately $193.1 million, of which, $166.1 million has been classified as a restricted long-term investment and $27.0 million has been classified as a restricted short-term investment. Buildings in the second phase of the project will be ready for occupancy in the third quarter of 2001.  This second phase will also be collateralized upon substantial completion.  Rent obligations for these phases will bear a direct relationship to the lessor's carrying costs, estimated at $270 million.  Additionally, the Company will participate as one of the lenders in the lease transaction.  The Company has collateralized $30 million of excess costs per the terms of the development agreement which is classified as restricted cash in current assets at March 31, 2001.

          The Company currently has no material commitments other than those under operating lease agreements.  The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future.  Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash.  Management believes existing cash and investments will be sufficient to meet the Company’s operating requirements for at least the next twelve months and the foreseeable future; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position.  The sale of additional securities could result in additional dilution to the Company’s stockholders.

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

In particular, we face significant competition from the newly combined AOL Time Warner and Microsoft (MSN).  The combination of America Online and Time Warner provides America Online with content from Time Warner’s movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion.  The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner’s current customers and subscribers of its various media properties.  To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including CMGI (Alta Vista), Excite@Home, and Lycos. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. We also face competition from Web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position.

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

Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the year 2000, revenues in the first quarter of 2001 was substantially lower than revenues in the fourth quarter of 2000 and we do not believe that the level of revenue growth in 2000 will be sustained in 2001 and in future periods, particularly on a long-term basis, and we recently announced that at the current time, we are basing our expense budgets on full year 2001 revenues which are expected to be substantially less than our full year 2000 reported revenues.  In addition, we currently expect that our operating expenses will continue to increase as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Additionally, we are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We have experienced a decline in our stock price and market capitalization and our industry is experiencing a slower growth rate than historically realized. If such factors continue, we may be required to record a significant charge to earnings on our financial statements in the period any impairment of our goodwill or other intangible assets is determined.  At March 31, 2001, our goodwill and other intangible assets approximated $207.9 million.  We also hold investments in securities of technology companies.  Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, we have realized decreases in the market value of such investments of $163.2 million in the fourth fiscal quarter of 2000 and $15.6 million in the first fiscal quarter of 2001 which have been recorded on our financial statements.  We may realize further decreases in the market value of certain investments in future periods. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee’s gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material.  Depending on the number of shares of our Common Stock for which options are exercised and the fair market value of shares of our Common Stock during such period, these employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees.  In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non–qualified stock options for which the benefit is recorded as additional paid–in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.  In addition, if revenue growth levels do not meet our expectations, our financial results will be adversely affected.

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

A key element of our strategy is to generate advertising revenues through sponsored services and placements by third parties in our online media properties in addition to banner advertising. We typically receive sponsorship fees or a portion of transaction revenues in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

•	the fees we are entitled to receive may be adjusted downwards;

•	we may be required to “make good” on our obligations by providing alternative services;

•	the sponsors may not renew the agreements or may renew at lower rates; and

•	the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements as has occurred in the past.

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

A key part of our strategy is to develop Yahoo!–branded online properties in international markets and we have developed, through joint ventures, subsidiaries and branch offices, Yahoo! properties localized for over 20 other countries. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally and we rely on the efforts and abilities of our foreign business partners in such activities.

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

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, president, chief financial officer, chief technical officer, senior vice presidents, and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the cases of our chief executive officer and executive vice president for North American operations, only recently joined us. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience.  We announced in April 2001 that our Board of Directors has concluded a search for our new chief executive officer.  Effective May 1, 2001, Terry S. Semel became chairman and chief executive officer.  Tim Koogle, our former chairman and chief executive officer, was appointed vice chairman, a transitional role he is expected to retain until August 2001, and is expected to remain a member of our Board of Directors and an advisor to the Company.  In addition, we have recently experienced announcements of departures by certain management personnel of our international properties, including Heather Killen, our senior vice president, international operations and we may experience similar departures from our domestic or international business units in the future.  Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years, subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant.

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

Yahoo! is one of the most highly trafficked Web sites on the Internet and is regularly exceeding previous standards for numbers of simultaneous users, unique users and daily page views delivered. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose, is highly complex and may not provide satisfactory service in the future, especially as it becomes an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive, complex, and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user’s preferences. Any loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture would have a material adverse effect on our business.

Our competitors often provide Internet access or computer hardware to our customers and they could make it difficult for our customers to access our services.

Our users must access our services through an Internet service provider, or ISP, with which the user establishes a direct billing relationship using a personal computer or other access device. To the extent that an access provider, such as AOL Time Warner or MSN, or a computer or computing device manufacturer offers online services or properties that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own directory. Also, because an access provider gathers information from the user in connection with the establishment of the billing relationship, an access provider may be more effective than Yahoo! in tailoring services and advertisements to the specific tastes of the user. To the extent that a user opts to use the services offered by his or her access provider or those offered by computer or computing device manufacturers rather than the services provided by Yahoo!, our business, operating results and financial condition will be materially adversely affected.

More individuals are utilizing non-PC devices to access the Internet and we may not be successful in developing a version of our service that will gain widespread adoption by users of such devices.

In the coming years, the number of individuals who access the Internet through devices other than a personal computer such as personal digital assistants, cellular telephones and television set-top devices is expected to increase dramatically. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for online services. Further, as the majority of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue–generating online properties that are adopted by a significant number of handheld device users could have a material adverse effect on our business, operating results and financial condition.

We rely on the value of the Yahoo! brand and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the Yahoo! brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brand. However, because the number of Internet navigation, commerce, community and service companies continues to grow dramatically, it has become increasingly difficult and, due to increased competition, expensive, to obtain quality television, radio, magazine, Internet and other advertising space. Further, the proliferation of Internet–based companies has resulted and will continue to result in increased consumer confusion. Consequently, we will spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand–building efforts to preserve and enhance consumer awareness of the Yahoo! brand during 2001. We may not be able to successfully maintain or enhance consumer awareness of our brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Yahoo! brand in a cost-effective manner, our business, operating results and financial condition would be materially and adversely affected.

The successful operation of our business depends upon the supply of critical elements from other companies.

We will depend upon third parties, to a substantial extent, for several critical elements of our business including various technology, infrastructure, content development, software and distribution components.

Technology and Infrastructure.  We rely on a private third–party provider, Frontier GlobalCenter, Inc., for our principal Internet connections. Email and other service Internet connections are provided to us by GTE. We rely on Network Appliances for key components of our email service. We also rely on Exodus Communications for the hosting of our users’ homepages and Level 3 Communications for hosting and access to our broadcast services. Any disruption in the Internet access provided by these third–party providers or any failure of these third–party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third–party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

Distribution Relationships.  To increase traffic for our online properties and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers such as Microsoft, operators of online networks and leading Web sites, software developers and computer manufacturers, such as Toshiba, Hewlett–Packard and Gateway, and telecommunications companies, such as Sprint PCS. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, we may be required to enter into additional distribution relationships. Any failure to obtain distribution or to obtain distribution on terms that are reasonable, could have a material adverse effect on our business, results of operations, and financial condition.

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

Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. Much of the content that attracts users to the Yahoo! online properties, such as news items, stock quotes, weather reports, maps and audio and video content, is licensed from third parties such as Reuters and TIBCO. In particular, Yahoo! Broadcast relies on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on the site. Our ability to maintain and build relationships with third–party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third–party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both locally and abroad, Yahoo!’s content providers may increase the prices at which they offer their content to Yahoo! and potential content providers may not offer their content on terms agreeable to Yahoo!. An increase in the prices charged to us by third–party content providers could have a material adverse effect on our business, operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate ourselves. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our advertising revenue.

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

We must manage our growth successfully, including the integration of recently–acquired companies, in order to achieve our desired results.

We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel. As the number of Yahoo! employees grows, it will become increasingly difficult and more costly to manage our personnel. Further, as a result of recent acquisitions and international expansion, almost one-half of our employeesare based outside of our Bay Area headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, our business will be adversely affected.

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

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as critical to our success. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. For example, we have obtained the registration for certain of our trademarks, including “Yahoo!” and “Yahooligans!.”  Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet, and while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third–party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. Currently, we are engaged in two lawsuits regarding patent issues and have been notified of a number of other potential disputes.

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

We are aware of lawsuits filed against two of our competitors regarding the presentment of advertisements in response to search requests on “keywords” that may be trademarks of third parties. Initial rulings in these lawsuits were in favor of our competitors, but the plaintiffs in these lawsuits have appealed these initial rulings.

We are subject to U.S. and foreign government regulation of the Internet, the impact of which is difficult to predict.

There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to Yahoo! relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

Several recently passed federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third–party Web sites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

We post our privacy policy and practices concerning the use and disclosure of user data. In addition, GeoCities, a company we acquired in 1999, is required to comply with a consent order between it and the Federal Trade Commission (the “FTC”), which imposes certain obligations and restrictions with respect to information collected from users. Any failure by us to comply with our posted privacy policy, the consent order, FTC requirements or other privacy–related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition.   In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business.  It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

We also periodically enter into arrangements to offer third–party products, services, or content under the Yahoo! brand or via distribution on various Yahoo! properties, including stock quotes and trading information. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content. While our agreements with these parties often provide that we will be indemnified against such liabilities, such indemnification may not be adequate.

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

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations.  During 2000, the closing sale prices of our Common Stock on the Nasdaq Stock Market ranged from $237.50 to $25.625 per share and the sale price of our Common Stock closed at $22.31 per share on May 1, 2001.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet–related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Management and one large stockholder beneficially own approximately 38% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!’s stock price.

Yahoo!’s directors and executive officers and SOFTBANK beneficially owned approximately 38% of our outstanding Common Stock as of March 31, 2001.  Eric Hippeau is a member of our Board of Directors and is also the President and Executive Managing Director of SOFTBANK International Ventures, an affiliate of SOFTBANK.  As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!.  In addition, sales of significant amounts of shares held by Yahoo!’s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! Common Stock.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes.  In recent months, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply.  As a result of these episodes, certain of our operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power.  The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation.  We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

Interest Rate Risk.  The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s investment portfolio.  The Company has not used derivative financial instruments to hedge its investment portfolio.  The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer.  The Company protects and preserves its invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Foreign Currency Risk.  International revenues from the Company’s foreign subsidiaries accounted for approximately 18% of total revenues for the quarter ended March 31, 2001.  International sales are made mostly from the Company’s foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

The Company’s international business is subject to risks typical of an international business, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

The Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company’s foreign sales subsidiaries.  These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  The Company is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations on the Company for the quarter ended March 31, 2001 was not material.

Investment Risk.  The Company invests in equity instruments of privately-held companies for business and strategic purposes.  These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations.  Since the Company’s initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees completing initial public offerings.  Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments.  For these investments in public and privately-held companies, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values.

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of March 31, 2001, the net unrealized gains of $11.9 million on these investments have been recorded net of deferred taxes of $4.8 million as a separate component of stockholders’ equity.

The Company is exposed to market risk as it relates to changes in the market value of its investments.  The Company invests in equity instruments of public companies, certain of which will be classified as derivatives, for business and strategic purposes and has classified these securities as available-for-sale.  These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. The Company has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which the Company has invested.  As of March 31, 2001, the Company had available-for-sale equity investments with a fair market value of $49.9 million and a cost basis of $40.7 million.  Net unrealized gains of $12.7 million have been recorded net of deferred taxes of $5.1 million as a separate component of stockholders’ equity and losses on derivatives of $3.5 million have been recorded in other income on the statement of operations.  The Company’s objective in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines to the Company’s earnings and cash flows.  Beyond the control of the Company, however, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results of the Company in future periods.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

          From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company’s email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy.  In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication.  Currently, the Company is engaged in two lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

          The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows.  However, the Company may incur substantial expenses in defending against third party claims.  In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices.  Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2.        Changes in Securities

          On March 1, 2001 the Company’s Board of Directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of March 20, 2001.  Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit.  Under certain circumstances, if a person or group acquires 15% or more of the Company’s outstanding Common Stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of Yahoo! Common Stock or of any company into which Yahoo! is merged having a value of $500.  The rights expire on March 1, 2011 unless extended by the Company’s Board of Directors.

          On April 16, 2001, the Company sold one (1) million shares of Common Stock to Terry S. Semel, its new chairman and chief executive officer as of May 1, 2001.  Mr. Semel purchased the shares for $17,620,000 in cash.  The shares were sold to Mr. Semel in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

          On April 27, 2001, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders elected as directors Timothy Koogle (with 447,349,167 affirmative votes and 33,904,141 votes withheld), Jeff Mallett (with 447,397,301 affirmative votes and 33,856,006 votes withheld), Jerry Yang (with 447,315,340 affirmative votes and 33,937,968 votes withheld), Eric Hippeau (with 446,790,612 affirmative votes and 34,462,696 votes withheld), Arthur H. Kern (with 448,656,213 affirmative votes and 32,597,094 votes withheld), Michael Moritz (with 446,819,777 affirmative votes and 34,433,531 votes withheld), and Edward R. Kozel (with 448,745,115 affirmative votes and 32,508,193 votes withheld).

          The stockholders also approved an amendment to the Company’s 1996 Employee Stock Purchase Plan to increase the number of shares available for issuance under the plan by an aggregate of 4,000,000 shares to 7,600,000 shares (with 465,380,136 shares voting for, 13,878,377 against, and 1,994,794 abstaining).

          The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending December 31, 2001 (with 478,976,285 shares voting for, 776,023 against, and 1,500,999 abstaining).

Item 5.        Other Information

None.

Item 6.        Exhibits and Reports on Form 8-K

a.       Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S–K)

Description

2.1	Agreement and Plan of Merger dated as of June 27, 2000 by and among the Registrant, Hermes Acquisition Corporation and eGroups, Inc. (Filed as Exhibit 2.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 [the June 30, 2000 10-Q] and incorporated herein by reference.)
3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference.)
3.2*	Amended Bylaws of Registrant
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3**	Form of Senior Note**
4.4**	Form of Subordinated Note**
4.5**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate)**
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7**	Form of Warrant Agreement (together with form of Warrant Certificate)**
4.8*	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant
4.9	Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserv Trust Company, A.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-k, dated March 19, 2001 and incorporated herein by reference)
10.1	Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10–K for the year ended December 31, 1999 [the 1999 10–K] and incorporated herein by reference.)
10.2*	1995 Stock Plan, as amended
10.3	Form of Management Continuity Agreement with certain of the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB–2, Registration No. 333–2142–LA, declared effective on April 11, 1996 [the SB–2 Registration Statement] and incorporated herein by reference.)
10.4	Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB–2 Registration Statement and incorporated herein by reference.)
10.5†	Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB–2 Registration Statement and incorporated herein by reference.)
10.6	Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the 1996 10–K and incorporated herein by reference.)
10.7†	Agreement dated January 15, 1996 between the Registrant and Ziff–Davis Publishing Company (Filed as Exhibit 10.19 to the SB–2 Registration Statement and incorporated herein by reference.)
10.8	Amended and Restated 1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.8 to the 2000 10–K and incorporated herein by reference.)
10.9	1996 Directors' Stock Option Plan, as amended (filed as Exhibit 10.16 to the 1999 10-K and incorporated herein by reference) and form of option agreement (Filed as Exhibit 10.21 to the SB–2 Registration Statement and incorporated herein by reference.)
10.10†	Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers Multi–Media Inc. (Filed as Exhibit 10.23 to the SB–2 Registration Statement and incorporated herein by reference.)
10.11	Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.26 to the SB–2 Registration Statement and incorporated herein by reference.)
10.12†	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10–Q/A for the quarter ended September 30, 1996 [the September 30, 1996 10–Q] and incorporated herein by reference.)
10.13†	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.3 to the September 30, 1996 10–Q and incorporated herein by reference.)
10.14†	SOFTBANK Letter Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Group (Filed as Exhibit 10.4 to the September 30, 1996 10–Q and incorporated herein by reference.)
10.15†	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd. (Filed as Exhibit 10.30 to the 1996 10–K and incorporated herein by reference.)
10.16†	Yahoo! UK License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! UK (Filed as Exhibit 10.31 to the 1996 10–K and incorporated herein by reference.)
10.17†	Yahoo! Deutschland License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! Deutschland (Filed as Exhibit 10.32 to the 1996 10–K and incorporated herein by reference.)
10.18†	Yahoo! France License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! France (Filed as Exhibit 10.33 to the 1996 10–K and incorporated herein by reference.)
10.19	Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8–K, dated July 29, 1997 and incorporated herein by reference.)
10.20	Joint Venture Agreement, dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10–Q for the quarter ended September 30, 1997 [the September 30, 1997 10–Q] and incorporated herein by reference.)
10.21	Sublease Agreement, dated September 11, 1997 between the Registrant and Amdahl Corporation (Filed as Exhibit 10.2 to the September 30, 1997 10–Q and incorporated herein by reference.)
10.22	Four11 Corporation 1995 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S–8, Registration No. 333–39105, dated October 30, 1997, and incorporated herein by reference.)
10.23†	Amendment Agreement dated September 17, 1997 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10–K for the year ended December 31, 1997 [the 1997 10–K] and incorporated herein by reference.)
10.24†	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the 1997 10–K and incorporated herein by reference.)
10.25†	Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.41 to the 1997 10–K and incorporated herein by reference.)
10.26†	Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the 1997 10–K and incorporated herein by reference.)
10.27	Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S–8, Registration No. 333–56781, dated June 12, 1998 [the S–8 Registration Statement dated June 12, 1998], and incorporated herein by reference.)
10.28	Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S–8 Registration Statement, dated June 12, 1998, and incorporated herein by reference.)
10.29	Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among the Registrant, SOFTBANK Holdings Inc., Sequoia Capital VI and Sequoia Technology Partners VI (Filed as Exhibit 10.2 to the September 30, 1998 10–Q and incorporated herein by reference.)
10.30	Content License Agreement dated January 8, 1998 between the Registrant and ZDNet (Filed as Exhibit 10.3 to the September 30, 1998 10–Q and incorporated herein by reference.)
10.31	Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S–8, Registration No. 333–66067, dated October 23, 1998 and incorporated herein by reference.)
10.32†	Termination Agreement between the Registrant and Rogers Media Inc. dated January 6, 1999 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10–Q for the quarter ended March 31, 1999 and incorporated herein by reference.)
10.33	Online Anywhere 1997 Stock Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S–8, Registration No. 333–81635, dated June 25, 1999 [the S–8 Registration Statement dated June 25, 1999] and incorporated herein by reference.)
10.34	Encompass, Inc. Stock Option Plan (Filed as Exhibit 4.2 to the S–8 Registration Statement dated June 25, 1999 and incorporated herein by reference.)
10.35	ISSG Stock Option Plan (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-93497, dated December 23, 1999 and incorporated herein by reference.)
10.36*	Employment Letter, dated as of March 19, 2001, between the Registrant and Gregory Coleman
10.37*	Participation Agreement, dated as of March 16, 2001, by and among the Registrant as Lessee, Lease Plan North America, Inc., as Lessor and Participant, ABN AMRO Bank N.V., as a Participant, the Other Banks and Financial Institutions from time to time Party hereto, as Participants, the Registrant, as Tranche Y Participant, and ABN AMRO Bank N.V., as Agent
10.38*	Master Lease, dated as of March 16, 2001, between Lease Plan North America, Inc., as the Lessor and the Registrant, as the Lessee

†           Confidential treatment granted with respect to certain portions of this Exhibit.

*           Filed herewith.

**         To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

b.     Reports on Form 8-K:

On January 10, 2001, the Company filed a report on Form 8-K which announced Yahoo’s financial results for the quarter and year ended December 31, 2000.  A copy of Yahoo’s press release announcing the results was attached and incorporated by reference therein.

On January 19, 2001, the Company filed a report on Form 8-K/A which amended the Form 8-K/A previously filed on September 22, 2000.  The original Form 8-K announced the completion of the Company’s acquisition of eGroups, Inc. and included its press release therein.  The Form 8-K/A included the consolidated financial statements for the six months ended June 30, 2000 and 1999 and the three years ended December 31, 1999 and the accompanying notes which reflect Yahoo!’s financial position and the results of operations as if eGroups, Inc. was a wholly-owned subsidiary of Yahoo! since inception.

On March 8, 2001, the Company filed a report on Form 8-K which (i) updated its previously reported financial guidance for its first quarter financial results and (ii) announced that its Board of Directors had initiated a search for a new chief executive officer and authorized a stock repurchase program.  A copy of Yahoo’s press release announcing these matters was attached and incorporated by reference therein.

On March 19, 2001, the Company filed a report on Form 8-K which announced that on March 1, 2001, its Board of Directors adopted a Stockholder Rights Plan. A copy of Yahoo’s press release announcing this matter and the Rights Agreement were attached and incorporated by reference therein.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

Dated: May 4, 2001	By: /s/ Susan L. Decker
Susan L. Decker Senior Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

Dated: May 4, 2001	By: /s/ James J. Nelson
James J. Nelson Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Title	Exhibit No.
Amended Bylaws of the Registrant	3.2
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant	4.8
1995 Stock Plan, as amended	10.2
Employment Letter, dated as of March 19, 2001, between the Registrant and Gregory Coleman	10.36
Participation Agreement, dated as of March 16, 2001, by and among the Registrant as Lessee, Lease Plan North America, Inc., as Lessor and Participant, ABN AMRO Bank N.V., as a Participant, the Other Banks and Financial Institutions from time to time Party hereto, as Participants, the Registrant, as Tranche Y Participant, and ABN AMRO Bank N.V., as Agent	10.37
Master Lease, dated as of March 16, 2001, between Lease Plan North America, Inc., as the Lessor and the Registrant, as the Lessee	10.38