Form 10-Q
period 2001-06-30
YAHOO INC
filed 2001-08-10
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

(408) 349-3300

Registrant’s telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes☒  No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2001

Common Stock, $0.001 par value	572,853,000

YAHOO! INC.

PART I -    FINANCIAL INFORMATION

Item 1.      Financial Statements

YAHOO! INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$368,320	$456,877
Restricted cash	30,000	30,000
Short-term investments in marketable securities	591,933	663,353
Restricted short-term investments	27,035	-
Accounts receivable, net	62,186	90,561
Prepaid expenses and other current assets	66,000	50,078

Total current assets	1,145,474	1,290,869

Long-term investments in marketable securities	614,571	625,981
Restricted long-term investment	166,073	-
Property and equipment, net	136,500	109,781
Other assets, net	357,951	242,945

Total assets	$2,420,569	$2,269,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,467	$26,040
Accrued expenses and other current liabilities	205,597	168,029
Deferred revenue	119,455	117,165

Total current liabilities	339,519	311,234

Other liabilities	36,890	32,115
Minority interests in consolidated subsidiaries	28,852	29,313

Stockholders' equity:
Common Stock	571	562
Additional paid-in capital	2,025,943	1,830,526
Retained earnings (accumulated deficit)	(17,530)	42,480
Accumulated other comprehensive income	6,324	23,346

Total stockholders' equity	2,015,308	1,896,914

Total liabilities and stockholders' equity	$2,420,569	$2,269,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net revenues	$182,165	$272,950	$362,380	$503,757
Cost of revenues	41,492	40,100	82,128	75,245

Gross profit	140,673	232,850	280,252	428,512

Operating expenses:
Sales and marketing	101,991	102,847	209,219	186,806
Product development	32,221	26,966	65,342	54,078
General and administrative	20,202	19,364	39,396	35,797
Amortization of intangibles	14,643	4,755	27,447	8,817
Restructuring costs	40,700	-	40,700	-
Acquisition-related costs	4,750	-	4,750	415

Total operating expenses	214,507	153,932	386,854	285,913

Income (loss) from operations	(73,834)	78,918	(106,602)	142,599
Other income, net	26,490	18,874	49,766	75,836
Minority interests in operations of consolidated subsidiaries	233	(2,191)	462	(4,028)

Income (loss) before income taxes	(47,111)	95,601	(56,374)	214,407

Provision for income taxes	1,413	42,270	3,636	93,477

Net income (loss)	$(48,524)	$53,331	$(60,010)	$120,930

Net income (loss) per share - basic	$(0.09)	$0.10	$(0.11)	$0.22

Net income (loss) per share - diluted	$(0.09)	$0.09	$(0.11)	$0.20

Shares used in per share calculation - basic	569,768	547,929	567,608	543,475

Shares used in per share calculation - diluted	569,768	613,615	567,608	615,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended

	June 30, 2001	June 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(60,010)	$120,930
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,453	30,515
Tax benefits from stock options	3,163	84,816
Minority interests in operations of consolidated subsidiaries	(462)	4,028
Noncash (gains) losses from investments	11,234	(40,656)
Noncash restructuring costs	11,659	-
Other noncash charges	7,057	12,192
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	30,415	(12,776)
Prepaid expenses and other assets	(18,385)	(20,485)
Accounts payable	(14,729)	3,492
Accrued expenses and other current liabilities	31,248	40,285
Deferred revenue	1,806	35,001

Net cash provided by operating activities	65,449	257,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(56,220)	(43,047)
Proceeds from disposition of property and equipment	1,164	-
Purchases of marketable securities	(723,012)	(641,674)
Proceeds from sales and maturities of marketable securities	781,624	439,963
Increase in restricted investments	(193,108)	-
Acquisitions and purchases of other investments	(21,510)	(34,971)
Cash acquired in acquisitions and proceeds from the sale of other investments	7,709	2,726

Net cash used in investing activities	(203,353)	(277,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	53,947	201,340
Other	-	3,000

Net cash provided by financing activities	53,947	204,340

Effect of exchange rate changes on cash and cash equivalents	(4,600)	(479)

Net change in cash and cash equivalents	(88,557)	184,200
Cash and cash equivalents at beginning of period	456,877	277,136

Cash and cash equivalents at end of period	$368,320	$461,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC

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

             These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  Certain prior period balances have been reclassified to conform to current period presentation.  The condensed consolidated financial statements for the period ended June 30, 2000 have been restated to reflect the August 2000 acquisition of eGroups, Inc. which was accounted for as a pooling of interests.

Note 2 - Recent Accounting Pronouncements

             Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities.  The adoption of SFAS 133 on January 1, 2001 did not have a material effect on the Company's financial position orresults of operations.  During the three and six month periods ended June 30, 2001, the Company recorded in other income, gains on derivatives of approximately $6.7 million and $3.1 million, respectively, related to investments in equity instruments of other companies.

             In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (‘SFAS 141”), “Business Combinations” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.  The provisions of SFAS 141 are required to be adopted July 1, 2001.  The adoption of SFAS 141 will not change the method of accounting used in previous business combinations including those the Company accounted for under the pooling-of-interests method.

             In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets,” which is effective for fiscal years beginning after December 15, 2001.  Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 “Intangible Assets” and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets.  These assets will then be subject to an impairment test at least annually.  In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

             The Company will adopt SFAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill.  At June 30, 2001, goodwill approximated $176.4 million and goodwill amortization approximated $13.3 million and $25.0 million for the three and six-months ended June 30, 2001, respectively.  In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions.  The Company is required to complete transition impairment tests no later than December 31, 2002.  Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle.  The Company will not be able to determine if an impairment will be required until completion of such impairment test.

Note 3 – Other Assets, net (in thousands)

	June 30, 2001	December 31, 2000

Intangible assets (principally goodwill), net	$193,293	$77,977
Investment in Yahoo! Japan	79,031	77,703
Investments in privately-held companies	65,750	69,500
Other	19,877	17,765

	$357,951	$242,945

Note 4 – Basic and Diluted Net Income (Loss) per Share

             Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if–converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).  For the three and six month periods ended June 30, 2001, options to purchase 26.6 million and 28.8 million shares, respectively, were not included in the computation because they were antidilutive. For the three and six month periods ended June 30, 2000, common share equivalents approximated 65.7 million and 71.6 million shares, respectively, and were primarily related to shares issuable upon the exercise of stock options.

Note 5 – Comprehensive Income (Loss)

             The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Net income (loss)	$(48,524)	$53,331	$(60,010)	$120,930
Unrealized gains (losses) on available-for-sale securities	2,986	(47,494)	(12,129)	(66,452)
Foreign currency translationgains (losses)	425	89	(4,893)	(480)

Comprehensive income (loss)	$(45,113)	$5,926	$(77,032)	$53,998

             Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains or losses on available-for-sale securities, net of tax, and the cumulative translation adjustment.

Note 6 – Restructuring Costs

             In April 2001, the Company announced a restructuring program to balance its investment in growth areas with the desire to modify its near-term business plan to reflect the current economic and capital market slowdown.  This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities and other charges.  As a result of the restructuring program, the Company recorded restructuring costs of $40.7 million classified as operating expenses.  The following paragraphs provide detailed information relating to the restructuring costs which were recorded during the quarter ended June 30, 2001.

Worldwide workforce reduction

             The restructuring program resulted in a workforce reduction of approximately 351 employees across certain business functions, operating units, and geographic regions.  The worldwide workforce reductions started in the second quarter of fiscal 2001 and were substantially completed in that same quarter.  The Company recorded a workforce reduction charge of approximately $9.9 million relating primarily to severance and fringe benefits.

Consolidation of excess facilities and other charges

             The Company recorded a restructuring charge of $30.8 million relating to consolidation of excess facilities and other charges.  Of this charge, approximately $20.8 million was for excess facilities relating primarily to lease terminations and non-cancelable lease costs. Property and equipment that was disposed of or removed from operations resulted in a charge of $7.5 million and consisted primarily of furniture and fixtures, servers, leasehold improvements, and computer equipment. The Company also recorded other restructuring costs of $2.5 million relating primarily to payments for professional fees incurred in connection with the restructuring program.

             A summary of the restructuring costs and other special charges is as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Accrual at June 30, 2001

Workforce reduction	$9,876	$(4,170)	$(4,769)	$937
Consolidation of excess facilities and other charges	30,824	(7,489)	(1,132)	22,203

Total	$40,700	$(11,659)	$(5,901)	$23,140

             The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities.  Remaining cash expenditures relating to workforce reductions will be substantially paid in the third quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease term through February 2009. The Company expects its expects its restructing program to result in annual savings of approximately $40million in operating expenses starting in May 2001.

Note 7 – Acquisition of Kimo.com

             In January 2001, the Company completed the acquisition of Kimo.com, a Taiwanese company, through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $135.7 million.  The purchase price was allocated to the assets acquired, principally goodwill and other intangibles of $128.9 million which are being amortized on a straight-line basis between two to four years, and liabilities assumed based on their estimated fair values at the date of acquisition.  The Company is also obligated to make up to $50 million in future payments contingent on the achievement of certain milestones by the acquired company.  Such payments will be capitalized as part of the purchase price if and when the milestones are attained.  Results of operations for Kimo.com for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.  Results of operations for Kimo.com are included with those of the Company for periods subsequent to the acquisition date.

Note 8 – Stockholder Rights Plan

             In March 2001, the Company adopted a Stockholder Rights Plan.  Under the plan, Rights were distributed as a dividend at the rate of one Right for each share of Common Stock held by stockholders of record as of the close of business on March 20, 2001.  The Rights Plan was not adopted in response to any effort to acquire control of the Company.  The Rights will expire on March 1, 2011.

Note 9 – Stock Repurchase Program

             On March 7, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of Common Stock in the open market from time to time over the next two years, depending on market conditions, share price and other factors.  The Company has not repurchased any shares of its Common Stock under the stock repurchase program as of June 30, 2001.

Note 10 – Segment Information

             Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company operates in two principal business segments globally.  The Company does not allocate any operating costs to its business and premium services segment as management does not use this information to measure the performance of the operating segment.  Management does not believe that allocating these expenses is material in evaluating the segment’s performance.

             Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net revenues:
Advertising	$149,037	$247,479	$298,921	$456,977
Business and premium services	33,128	25,471	63,459	46,780

	$182,165	$272,950	$362,380	$503,757

             Revenue is attributed to individual countries according to the international online property that generated the revenue.  International revenues accounted for 18% of net revenues during the three and six month periods ended June 30, 2001 as compared to 15% during the three and six month periods ended June 30, 2000.  No single foreign country accounted for more than 10% of net revenues for the three and six month periods ended June 30, 2001 and 2000.

Note 11 – Lease

             During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to serve as the Company's new headquarters.  Construction began in 2000 and buildings in the first phase of the project were occupied in the second quarter of 2001.  Upon substantial completion of this phase in March 2001, the Company collateralized a lease facility with deposited funds drawn on the facility by the lessors.  The amount collateralized was approximately $193.1 million, of which, $166.1 million has been classified as a restricted long-term investment and $27.0 million has been classified as a restricted short-term investment.  In August 2001, the Company completed the second phase of the lease facility. The additional amount collateralized was approximately $65.5 million, of which $56.3 million will be classified as a restricted long-term investment and $9.2 million will be classified as a restricted short-term investment.  Rent obligations for the complex will bear a direct relationship to the lessor's carrying costs, estimated at $256.8 million.  Additionally, the Company will participate as one of the lenders in the lease transaction.  The Company has collateralized $30 million of excess costs per the terms of the development agreement.  Such amount is classified as restricted cash in current assets at June 30, 2001.

Note 12 – Commitments and Contingencies

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

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, or similar language.  All forward–looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward–looking statements.  Actual results could differ materially from those projected in the forward–looking statements.  In evaluating the Company’s business, prospective investors should carefully consider the information set forth below under the caption “Risk Factors” set forth herein.  The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

             Yahoo! Inc. (“Yahoo!” or the “Company”) is a global Internet communications, commerce, and media company that offers a comprehensive branded network of services to more than 200 million individuals each month worldwide. As the first online navigational guide to the Web, www.yahoo.com is the leading guide in terms of traffic, advertising, household and business user reach. Yahoo! is the No. 1 Internet brand globally and reaches the largest audience worldwide. The Company also provides online business and premium services designed to enhance the productivity and Web presence of Yahoo!'s clients. These services include Corporate Yahoo!, a customized enterprise portal solution; audio and video streaming; store hosting and management; and Web site tools and services. The Company's global Web network includes 24 World properties. Yahoo! has offices in Europe, the Asia Pacific, Latin America, Australia, Canada, and the United States, and is headquartered in Sunnyvale, California.  The Company, a Delaware corporation, commenced operations in 1995.

             In January 2001, the Company completed the acquisition of Kimo.com through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $135.7 million.  The purchase price was allocated to the assets acquired, principally goodwill and other intangibles of $128.9 million which are being amortized on a straight-line basis between two to four years, and liabilities assumed based on their estimated fair values at the date of acquisition.  The Company is also obligated to make up to $50 million in future payments contingent on the achievement of certain milestones by the acquired company.  Such payments will be capitalized as part of the purchase price if and when the milestones are attained.  Results of operations for Kimo.com for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.  Results of operations for Kimo.com are included with those of the Company for periods subsequent to the acquisition date.

Results of Operations

       Net Revenues

             Net revenues were $182.2 million and $362.4 million for the three and six month periods ended June 30, 2001, respectively, which represent decreases of 33% and 28% when compared to the corresponding periods in fiscal 2000.  No one customer accounted for 10% or more of net revenues during the three and six month periods ended June 30, 2001 and 2000.  Advertising purchases by SOFTBANK, a 21% stockholder of the Company at June 30, 2001, and its consolidated affiliates, were not material during the three and six month periods ended June 30, 2001 and 2000.  Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company.  International revenues accounted for 18% of net revenues during the three and six month periods ended June 30, 2001 as compared to 15% during the corresponding periods in fiscal 2000. Barter revenues represented less than 10% of net revenues during the three and six month periods ended June 30, 2001 and 2000.

             Advertising Revenues.  Of the total net revenues for the quarters ended June 30, 2001 and 2000, advertising revenues were $149.0 million and $247.5 million, respectively.  For the six month periods ended June 30, 2001 and 2000, advertising revenues were $298.9 million and $457.0 million, respectively.  The decrease in the period-to-period comparisons was due primarily to the weak economic climate – many companies have delayed or reduced their marketing budgets in an effort to reduce costs.  Additionally, the Company’s Internet industry related customer base has decreased from the year ago period primarily due to the scarcity of funds available from the capital markets to fund these companies and their marketing programs.  Approximately 3,170 customers advertised on the Company’s online media properties during the quarter ended June 30, 2001 as compared to approximately 3,675 during the second quarter of 2000.  There can be no assurance that customers will continue to purchase advertising on the Company’s Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors.  Due to the Company’s ongoing transition in its customer base from Internet related companies toward companies in more traditional lines of business and the continued weakness in worldwide economic conditions, the Company believes that its 2001 advertising revenues will be considerably lower than its 2000 advertising revenues.

             Business and Premium Services Revenues.  Business and premium services revenues consist of revenues generated from subscription–based hosting and premium services, broadcasting live and on–demand audio and video events, and enterprise services (Corporate Yahoo!). Business and premium services revenues comprised $33.1 million and $25.5 million of total net revenues for the quarters ended June 30, 2001 and 2000, respectively.  For the six month periods ended June 30, 2001 and 2000, business and premium services revenues were $63.5 million and $46.8 million, respectively.  The period-to-period increases are primarily attributable to the increasing number of users of the various hosting and premium services and to Corporate Yahoo!.  Yahoo! Store hosting fees comprised the most significant portion of revenues from hosting services.  Yahoo! Store members approximated 14,000 and 11,000 as of June 30, 2001 and 2000, respectively.  In June 2000, Corporate Yahoo! was launched to enable companies to integrate proprietary corporate content and applications with Yahoo!’s personalized Internet content and services behind existing firewalls.  Revenues from this enterprise service are expected to become an increasing portion of the Company’s business services revenues during 2001.  The Company’s broadcasted events decreased to approximately 700 during the quarter ended June 30, 2001, as compared to 1,000 during the year ago quarter.  For the 2001 fiscal year, the Company expects business and premium services revenues to approach 20% of total revenues, up from 10% in 2000.

       Cost of Revenues

             Cost of revenues consists of the expenses associated with the production and usage of Yahoo! and the Company’s other online media properties.  These costs primarily consist of fees paid to third parties for content included on the Company’s online media properties, Internet connection charges, equipment depreciation, live event production costs, amortization of purchased technology, license fees, and compensation related expenses.  The Company does not allocate any cost of revenues or operating costs to its business and premium services segment as management does not use this information to measure the performance of the operating segment.  Management does not believe that allocating these expenses is material in evaluating the segment’s performance.  Cost of revenues were $41.5 million for the quarter ended June 30, 2001, or 23% of net revenues, as compared to $40.1 million, or 15% of net revenues for the quarter ended June 30, 2000.  For the six month period ended June 30, 2001, cost of revenues were $82.1 million, or 23% of net revenues, as compared to $75.2 million, or 15% of net revenues for the corresponding period in fiscal 2000.  The absolute dollar increase in cost of revenues from period to period is primarily attributable to an increase in server costs.  Cost of revenues increased as a percentage of net revenues principally due to the decline in advertising revenues.  As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 1.2 billion page views per day in June 2001 compared with an average of approximately 692 million page views per day in June 2000.  Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page views figures and accounted for an average of approximately 165 million per day in June 2001 and an average of approximately 85 million per day in June 2000.  The Company anticipates that its cost of revenues will continue to increase in absolute dollars for the foreseeable future.

       Sales and Marketing

             Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation and employee related expenses, sales commissions, and travel costs.  Sales and marketing expenses were $102.0 million, or 56% of net revenues for the quarter ended June 30, 2001 as compared to $102.8 million, or 38% of net revenues for the quarter ended June 30, 2000.  As compared to the year ago quarter, advertising and other marketing related expenses were significantly lower in the quarter ended June 30, 2001 as a result of the Company’s overall effort to manage costs, however, that savings was offset by higher compensation and employee related expenses.  For the six months ended June 30, 2001, sales and marketing expenses were $209.2 million, or 58% of net revenues, as compared to $186.8 million, or 37% of net revenues for the corresponding period in fiscal 2000.  The increase is primarily due to higher compensation and employee related expenses, partially offset by lower advertising and other marketing related expenses.  The Company anticipates that sales and marketing expenses in absolute dollars will increase modestly in 2001 as compared to 2000 as it continues to build its global direct sales organization.

       Product Development

             Product development expenses were $32.2 million, or 18% of net revenues for the quarter ended June 30, 2001 as compared to $27.0 million, or 10% of net revenues for the quarter ended June 30, 2000.  For the six months ended June 30, 2001, product development expenses were $65.3 million, or 18% of net revenues, as compared to $54.1 million, or 11% of net revenues for the corresponding period in fiscal 2000.  Product development expenses consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company’s Web site, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.  The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties.  The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company anticipates that product development expenditures in absolute dollars will increase modestly in 2001 as compared to 2000.

       General and Administrative

             General and administrative expenses were $20.2 million, or 11% of net revenues for the quarter ended June 30, 2001 as compared to $19.4 million, or 7% of net revenues for the quarter ended June 30, 2000.  For the six months ended June 30, 2001, general and administrative expenses were $39.4 million, or 11% of net revenues, as compared to $35.8 million, or 7% of net revenues for the corresponding period in fiscal 2000.  General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas.  The Company anticipates that general and administrative expenses in absolute dollars will increase modestly in 2001 as compared to 2000, as a result of increased fees for professional services.

       Amortization of Intangibles

             Amortization expenses were $14.6 million and $4.8 million for the quarters ended June 30, 2001 and 2000, respectively.  Amortization expenses for the six month periods ended June 30, 2001 and 2000 were $27.4 million and $8.8 million, respectively.  The increase is principally attributable to goodwill amortization resulting from the January 2001 Kimo.com acquisition that resulted in additional goodwill and other intangibles of $128.9 million. Unamortized goodwill and other intangible assets totaled $193.3 million as of June 30, 2001.  The Company is evaluating SFAS 142 to determine the impact on the consolidated financial statements.

       Restructuring Costs

             In April 2001, the Company announced a restructuring program to balance its investment in growth areas with the desire to modify its near-term business plan to reflect the current economic and capital market slowdown.  This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities and other charges.  As a result of the restructuring program, the Company recorded restructuring costs of $40.7 million classified as operating expenses.  The following paragraphs provide detailed information relating to the restructuring costs which were recorded during the quarter ended June 30, 2001.

       Worldwide workforce reduction

             The restructuring program resulted in a workforce reduction of approximately 351 employees across certain business functions, operating units, and geographic regions.  The worldwide workforce reductions started in the second quarter of fiscal 2001 and were substantially completed in that same quarter.  The Company recorded a workforce reduction charge of approximately $9.9 million relating primarily to severance and fringe benefits.

       Consolidation of excess facilities and other charges

             The Company recorded a restructuring charge of $30.8 million relating to consolidation of excess facilities and other charges.  Of this charge, approximately $20.8 million was for excess facilities relating primarily to lease terminations and non-cancelable lease costs. Property and equipment that was disposed of or removed from operations resulted in a charge of $7.5 million and consisted primarily of furniture and fixtures, servers, leasehold improvements, and computer equipment. The Company also recorded other restructuring costs of $2.5 million relating primarily to payments for professional fees incurred in connection with the restructuring program.

             A summary of the restructuring costs and other special charges is as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Accrual at June 30, 2001

Workforce reduction	$9,876	$(4,170)	$(4,769)	$937
Consolidation of excess facilities and other charges	30,824	(7,489)	(1,132)	22,203

Total	$40,700	$(11,659)	$(5,901)	$23,140

             The restructuring accrual is included on the balance sheet in accrued expenses and other liabilities.  Remaining cash expenditures relating to workforce reductions will be substantially paid in the third quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease term through February 2009. The Company expects its restructuring program to result in annual savings of approximately $40 million in operating expenses starting in May 2001.

       Acquisition-related Costs

             During August 2000, the Company completed its acquisition of eGroups and recorded a one-time charge of $22.4 million in the third fiscal quarter of 2000, which included contracts and facilities termination expenses of $13.1 million.  During the quarter ended June 30, 2001, the Company recorded an additional $4.7 million of incremental costs associated with the final settlement of a facilities lease termination related to the eGroups acquisition.  For the quarter ended March 31, 2000, the Company recorded a non-recurring charge of $415,000 relating to expenses incurred in connection with the acquisition of Arthas.com.

       Other Income, Net

             Other income, which consists primarily of interest income and investment gains and losses, was $26.5 million for the quarter ended June 30, 2001.  This included $6.7 million of derivative gains, $3.6 million of investment impairment losses, and goodwill amortization of $1.8 million related to the Yahoo! Japan equity investment.  For the quarter ended June 30, 2000, other income was $18.9 million and included goodwill amortization of $1.5 million related to the Yahoo! Japan equity investment.  For the six months ended June 30, 2001, other income was $49.8 million and included $12.6 million of derivative and investment impairment losses, income of $9.0 million related to a contract termination fee, investment gains of $3.0 million, and goodwill amortization of $3.6 million related to the Yahoo! Japan equity investment.  For the six months ended June 30, 2000, other income was $75.8 million and included a noncash gain from the exchange of certain equity investments of $40.7 million and goodwill amortization of $1.5 million related to the Yahoo! Japan equity investment.  Other income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company, changes in the market rates or the sale of its investments, and investment impairment write-downs.

       Minority Interests in Operations of Consolidated Subsidiaries

             Minority interests in losses from operations of consolidated subsidiaries were $0.2 million and $0.5 million for the three and six month periods ended June 30, 2001, respectively, compared to minority interests in income from operations of consolidated subsidiaries of $2.2 million and $4.0 million for the corresponding periods in fiscal 2000.  The change is attributable to weaker economic climates in Europe and Korea during the periods ended June 30, 2001 as compared to the year ago periods.  The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries.

       Income Taxes

             The Company's effective income tax rate for the three and six month periods ended June 30,2001 differs from the amount computed by applying the statutory federal rate principally due to nondeductible amortization charges related to acquisitions, nondeductible stock compensation charges, and foreign losses for which no tax benefit is provided.  The Company expects the rate during the remainder of 2001 will be significantly higher than the statutory rate.  The rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

       Net Income (Loss)

             The Company recorded a net loss of $48.5 million or $0.09 per share diluted for the quarter ended June 30, 2001 compared to net income of $53.3 million or $0.09 per share diluted for the quarter ended June 30, 2000.  The results for the quarter ended June 30, 2001 include restructuring costs of $40.7 million, amortization of purchased technology and intangible assets acquired in certain acquisitions of $15.6 million, acquisition-related costs of $4.8 million, stock compensation expense of $3.6 million, employer payroll taxes on option exercises of $0.4 million, $6.7 million of derivative gains, $3.6 million of investment impairment losses, and goodwill amortization of $1.8 million related to the Yahoo! Japan equity investment.  The results for the quarter ended June 30, 2000 include amortization of purchased technology and intangible assets acquired in certain acquisitions of $6.8 million, stock compensation expense of $5.7 million, employer payroll taxes on option exercises of $1.9 million, and goodwill amortization of $1.5 million related to the Yahoo! Japan equity investment.

             The Company recorded a net loss of $60.0 million or $0.11 per share diluted for the six months ended June 30, 2001 compared to net income of $120.9 million or $0.20 per share diluted for the six months ended June 30, 2000.  The results for the six months ended June 30, 2001 include restructuring costs of $40.7 million, amortization of purchased technology and intangible assets acquired in certain acquisitions of $30.5 million, stock compensation expense of $7.1 million, acquisition-related costs of $4.7 million, employer payroll taxes on option exercises of $0.7 million, $12.6 million of derivative and investment impairment losses, income of $9.0 million related to a contract termination fee, investment gains of $3.0 million, and goodwill amortization of $3.6 million related to the Yahoo! Japan equity investment.  The results for the six months ended June 30, 2000 include amortization of purchased technology and intangible assets acquired in certain acquisitions of $13.0 million, stock compensation expense of $12.2 million, employer payroll taxes on option exercises of $8.3 million, acquisition-related costs of $0.4 million, a noncash gain from the exchange of certain equity investments of $40.7 million, and goodwill amortization of $1.5 million related to the Yahoo! Japan equity investment.

Liquidity and Capital Resources

             Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes.  The Company had cash and cash equivalents, investments in marketable debt securities, and restricted investments totaling approximately $1.75 billion at June 30, 2001.

             For the six months ended June 30, 2001, cash provided by operating activities of $65.4 million was primarily attributable to changes in nonmonetary working capital of $30.3 million, depreciation and amortization of $62.5 million and other noncash items of $32.6 million, partially offset by a net loss of $60.0 million.  For the six months ended June 30, 2000, cash provided by operating activities of $257.3 million was primarily attributable to earnings of $120.9 million, tax benefits from stock options of $84.8 million, changes in nonmonetary working capital of $45.5 million, depreciation and amortization of $30.5 million, and other noncash items of $16.3 million, partially offset by a non-cash gain from investments of $40.7 million.

             Cash used in investing activities was $203.4 million for the six months ended June 30, 2001.  Proceeds from sales and maturities (net of purchases) of investments in marketable securities during the period were $58.6 million, offset by an increase in restricted investments related to the Company’s leased facilities of $193.1 million, capital expenditures net of proceeds from disposals totaling $55.1 million, and cash used in acquisitions and other investments, net of $13.8 million.  Cash used in investing activities was $277.0 million for the six months ended June 30, 2000.  Purchases (net of proceeds and maturities) of investments in marketable securities during the period were $201.7 million, capital expenditures totaled $43.0 million, and cash used in acquisitions and other investments, net were $32.2 million.

             For the six months ended June 30, 2001 and 2000, cash provided by financing activities of $53.9 million and $204.3 million, respectively were primarily from the issuance of Common Stock pursuant to the exercise of stock options.

             During 1999, the Company entered into agreements for the development of an  office complex in Sunnyvale, California, to serve as the Company's new headquarters.  Construction began in 2000 and buildings in the first phase of the project were occupied in the second quarter of 2001.  Upon substantial completion of this phase in March 2001, the Company collateralized a lease facility with deposited funds drawn on the facility by the lessors.  The amount collateralized was approximately $193.1 million, of which, $166.1 million has been classified as a restricted long-term investment and $27.0 million has been classified as a restricted short-term investment. In August 2001, the Company completed the second phase of the lease facility. The additional amount collateralized was approximately $65.5 million, of which $56.3 million will be classified as a restricted long-term investment and $9.2 million will be classified as a restricted short-term investment.  Rent obligations for the complex will bear a direct relationship to the lessor's carrying costs, estimated at $258.6 million.  Additionally, the Company will participate as one of the lenders in the lease transaction.  The Company has collateralized $30 million of excess costs per the terms of the development agreement. Such amount is classified as restricted cash in current assets at June 30, 2001.

             On March 7, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of Common Stock in the open market from time to time over the next two years, depending on market conditions, share price and other factors.  The Company has not repurchased any shares of its Common Stock under the stock repurchase program as of June 30, 2001.  The Company may utilize equity instrument contracts to facilitate its repurchase of Common Stock.

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

In particular, we face significant competition from AOL Time Warner and Microsoft (MSN). The combination of America Online and Time Warner provides America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including CMGI (Alta Vista), Excite@Home, and Lycos. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. We also face competition from Web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position.

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

Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the year 2000, revenues in each of the first and second quarters of 2001 were substantially lower than revenues in the fourth quarter of 2000. We do not presently believe that the level of revenue growth in 2000 will be sustained in 2001 or in future periods. In addition, we recently announced that at the current time, we are basing our expense budgets on full year 2001 revenues which are expected to be substantially less than our full year 2000 reported revenues. In addition, we currently expect that our operating expenses will continue to increase as we expand our sales and marketing operations, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Additionally, we are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We have experienced a decline in our stock price and market capitalization and our industry is experiencing a slower growth rate than historically realized. If such factors continue, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or other intangible assets is determined. At June 30, 2001, our goodwill and other intangible assets approximated $193.3 million. We also hold investments in securities of technology companies. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, we have realized decreases in the market value of such investments of $163.2 million in the fourth fiscal quarter of 2000 as well as $15.6 million and $3.6 million in the first and second fiscal quarters of 2001, respectively, which have been recorded in our financial statements. We may realize further decreases in the market value of certain investments in future periods. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Depending on the number of shares of our Common Stock for which options are exercised and the fair market value of shares of our Common Stock during such period, these employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

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

We have invested a significant amount of money and resources in the creation of our business and enterprise services, such as Yahoo! Webcast Studio, which allows business customers to create and stream their own corporate events, Corporate Yahoo!, a customized enterprise portal solution, and Yahoo! Website Services, a turnkey service enabling companies to manage their Web presence. Many of these services are unproven and may fail to gain market acceptance. Because the market for these business and enterprise services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. We cannot assure you that the market for business and enterprise services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, our operating results could be adversely affected.

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

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, president, chief financial officer, chief technical officer, senior vice presidents, and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the cases of our chief executive officer and executive vice president for North American operations, only recently joined us. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Effective May 1, 2001, Terry S. Semel became chairman and chief executive officer. Tim Koogle, our former chairman and chief executive officer, was appointed vice chairman, a transitional role he is expected to retain until August 2001, and is expected to remain a member of our Board of Directors and an advisor to the Company. In addition, we have recently experienced announcements of departures by certain management personnel of our international properties  and we may experience similar departures from our domestic or international business units in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant.

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

Yahoo! is one of the most highly trafficked Web sites on the Internet and is regularly exceeding previous standards for numbers of simultaneous users, unique users and daily page views delivered. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties and it is unclear whether current or future anticipated levels of traffic will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose, is highly complex and may not provide satisfactory service in the future, especially as it becomes an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive, complex, and require additional technical expertise. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture may have a material adverse effect on our business, operating results and financial condition.

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

Technology and Infrastructure.  We rely on private third-party providers, including Exodus Communications and its affiliates and Level 3 Communications, for our principal Internet connections, co-location of a significant portion of our data servers and network access. We also rely on Network Appliances for key components of our email service. Any disruption in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

Distribution Relationships.  To increase traffic for our online properties and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers such as Microsoft, operators of online networks and leading Web sites, software developers and computer manufacturers, such as Sony, and telecommunications companies, such as Sprint PCS. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, we may be required to enter into additional distribution relationships. Any failure to obtain distribution or to obtain distribution on terms that are reasonable, could have a material adverse effect on our business, results of operations, and financial condition.

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

We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel. As the number of Yahoo! employees grows, it will become increasingly difficult and more costly to manage our personnel. Further, as a result of recent acquisitions and international expansion, almost one-half of our employees are based outside of our Bay Area headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, our business will be adversely affected.

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

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During the period from January 1, 2000 to June 30, 2001, the closing sale prices of our Common Stock on the Nasdaq Stock Market ranged from $237.50 to $11.38 per share and the sale price of our Common Stock closed at $16.28 per share on August 9, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Management and one large stockholder beneficially own approximately 38% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on Yahoo!'s stock price.

Yahoo!'s directors and executive officers and SOFTBANK beneficially owned approximately 38% of our outstanding Common Stock as of June 30, 2001. Eric Hippeau is a member of our Board of Directors and is also the President and Executive Managing Director of SOFTBANK International Ventures, an affiliate of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! Common Stock.

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

We have adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of Common Stock to stockholders of record as of March 20, 2001. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15% or more of our outstanding Common Stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of our Common Stock or of any company into which we are merged having a value of $500. The rights expire on March 1, 2011 unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding such acquisition.

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

Foreign Currency Risk.  International revenues from the Company’s foreign subsidiaries accounted for approximately 18% of total revenues for the three and six month periods ended June 30, 2001.  International sales are made mostly from the Company’s foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

The Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company’s foreign sales subsidiaries.  These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  The Company is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations on the Company for the three and six month periods ended June 30, 2001 was not material.

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

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of June 30, 2001, the net unrealized gains of $14.7 million on these investments have been recorded net of deferred taxes of $5.9 million as a separate component of stockholders’ equity.

The Company is exposed to market risk as it relates to changes in the market value of its investments.  The Company invests in equity instruments of public companies, certain of which will be classified as derivatives, for business and strategic purposes and has classified these securities as available-for-sale.  These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. The Company has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which the Company has invested.  As of June 30, 2001, the Company had available-for-sale equity investments with a fair market value of $47.7 million and a cost basis of $29.7 million.  Net unrealized gains of $14.9 million have been recorded net of deferred taxes of $6.0 million as a separate component of stockholders’ equity and gains on derivatives of $3.1 million have been recorded in other income on the statement of operations.  The Company’s objective in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines to the Company’s earnings and cash flows.  Beyond the control of the Company, however, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results of the Company in future periods.

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

Item 5.  Other Information

             None.

Item 6.  Exhibits and Reports on Form 8-K

a.	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S–K):

Description

2.1		Agreement and Plan of Merger dated as of June 27, 2000 by and among the Registrant, Hermes Acquisition Corporation and eGroups, Inc. (Filed as Exhibit 2.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 [the June 30, 2000 10-Q] and incorporated herein by reference.)
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 [the March 31, 2001 10-Q] and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3	**	Form of Senior Note**
4.4	**	Form of Subordinated Note**
4.5	**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate)**
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7	**	Form of Warrant Agreement (together with form of Warrant Certificate)**
4.8		Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (Filed as Exhibit 4.8 to the March 31, 2001 10–Q and incorporated herein by reference.)
4.9		Rights Agreement, dated as of March 15, 2001, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 19, 2001 and incorporated herein by reference.)
10.1		Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10–K for the year ended December 31, 1999 [the 1999 10–K] and incorporated herein by reference.)
10.2		1995 Stock Plan, as amended (Filed as Exhibit 10.2 to the March 31, 2001 10–Q and incorporated herein by reference.)
10.3		Form of Management Continuity Agreement with certain of the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB–2, Registration No. 333–2142–LA, declared effective on April 11, 1996 [the SB–2 Registration Statement] and incorporated herein by reference.)
10.4		Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB–2 Registration Statement and incorporated herein by reference.)
10.5	†	Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB–2 Registration Statement and incorporated herein by reference.)
10.6		Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the 1996 10–K and incorporated herein by reference.)
10.7	†	Agreement dated January 15, 1996 between the Registrant and Ziff–Davis Publishing Company (Filed as Exhibit 10.19 to the SB–2 Registration Statement and incorporated herein by reference.)
10.8		Amended and Restated 1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.8 to the 2000 10–K and incorporated herein by reference.)
10.9		1996 Directors' Stock Option Plan, as amended (filed as Exhibit 10.16 to the 1999 10-K and incorporated herein by reference) and form of option agreement (Filed as Exhibit 10.21 to the SB–2 Registration Statement and incorporated herein by reference.)
10.10	†	Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers Multi–Media Inc. (Filed as Exhibit 10.23 to the SB–2 Registration Statement and incorporated herein by reference.)
10.11		Standstill and Voting Agreement dated March 12, 1996 between the Registrant and SOFTBANK Holdings Inc. (Filed as Exhibit 10.26 to the SB–2 Registration Statement and incorporated herein by reference.)
10.12	†	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10–Q/A for the quarter ended September 30, 1996 [the September 30, 1996 10–Q] and incorporated herein by reference.)
10.13	†	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.3 to the September 30, 1996 10–Q and incorporated herein by reference.)
10.14	†	SOFTBANK Letter Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Group (Filed as Exhibit 10.4 to the September 30, 1996 10–Q and incorporated herein by reference.)
10.15	†	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd. (Filed as Exhibit 10.30 to the 1996 10–K and incorporated herein by reference.)
10.16	†	Yahoo! UK License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! UK (Filed as Exhibit 10.31 to the 1996 10–K and incorporated herein by reference.)
10.17	†	Yahoo! Deutschland License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! Deutschland (Filed as Exhibit 10.32 to the 1996 10–K and incorporated herein by reference.)
10.18	†	Yahoo! France License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! France (Filed as Exhibit 10.33 to the 1996 10–K and incorporated herein by reference.)
10.19		Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8–K, dated July 29, 1997 and incorporated herein by reference.)
10.20		Joint Venture Agreement, dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10–Q for the quarter ended September 30, 1997 [the September 30, 1997 10–Q] and incorporated herein by reference.)
10.21		Sublease Agreement, dated September 11, 1997 between the Registrant and Amdahl Corporation (Filed as Exhibit 10.2 to the September 30, 1997 10–Q and incorporated herein by reference.)
10.22		Four11 Corporation 1995 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S–8, Registration No. 333–39105, dated October 30, 1997, and incorporated herein by reference.)
10.23	†	Amendment Agreement dated September 17, 1997 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10–K for the year ended December 31, 1997 [the 1997 10–K] and incorporated herein by reference.)
10.24	†	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the 1997 10–K and incorporated herein by reference.)
10.25	†	Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.41 to the 1997 10–K and incorporated herein by reference.)
10.26	†	Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the 1997 10–K and incorporated herein by reference.)
10.27		Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S–8, Registration No. 333–56781, dated June 12, 1998 [the S–8 Registration Statement dated June 12, 1998], and incorporated herein by reference.)
10.28		Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S–8 Registration Statement, dated June 12, 1998, and incorporated herein by reference.)
10.29		Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among the Registrant, SOFTBANK Holdings Inc., Sequoia Capital VI and Sequoia Technology Partners VI (Filed as Exhibit 10.2 to the September 30, 1998 10–Q and incorporated herein by reference.)
10.30		Content License Agreement dated January 8, 1998 between the Registrant and ZDNet (Filed as Exhibit 10.3 to the September 30, 1998 10–Q and incorporated herein by reference.)
10.31		Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S–8, Registration No. 333–66067, dated October 23, 1998 and incorporated herein by reference.)
10.32	†	Termination Agreement between the Registrant and Rogers Media Inc. dated January 6, 1999 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10–Q for the quarter ended March 31, 1999 and incorporated herein by reference.)
10.33		Online Anywhere 1997 Stock Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S–8, Registration No. 333–81635, dated June 25, 1999 [the S–8 Registration Statement dated June 25, 1999] and incorporated herein by reference.)
10.34		Encompass, Inc. Stock Option Plan (Filed as Exhibit 4.2 to the S–8 Registration Statement dated June 25, 1999 and incorporated herein by reference.)
10.35		ISSG Stock Option Plan (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-93497, dated December 23, 1999 and incorporated herein by reference.)
10.36		Employment Letter, dated as of March 19, 2001, between the Registrant and Gregory Coleman (Filed as Exhibit 10.36 to the March 31, 2001 10–Q and incorporated herein by reference.)
10.37		Participation Agreement, dated as of March 16, 2001, by and among the Registrant as Lessee, Lease Plan North America, Inc., as Lessor and Participant, ABN AMRO Bank N.V., as a Participant, the Other Banks and Financial Institutions from time to time Party hereto, as Participants, the Registrant, as Tranche Y Participant, and ABN AMRO Bank N.V., as Agent (Filed as Exhibit 10.37 to the March 31, 2001 10–Q and incorporated herein by reference.)
10.38		Master Lease, dated as of March 16, 2001, between Lease Plan North America, Inc., as the Lessor and the Registrant, as the Lessee (Filed as Exhibit 10.38 to the March 31, 2001 10–Q and incorporated herein by reference.)
10.39	*	Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel
10.40	*	Stock Purchase Agreement, dated as of April 16, 2001, between the Registrant and Terry S. Semel

†	Confidential treatment granted with respect to certain portions of this Exhibit.
*	Filed herewith.
**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

b.	Reports on Form 8-K:
On April 12, 2001, the Company filed a report on Form 8-K which announced Yahoo!’s financial results for the quarter ended March 31, 2001. A copy of Yahoo!’s press release announcing the results was attached and incorporated by reference therein.

On April 17, 2001, the Company filed a report on Form 8-K which announced that its Board of Directors will appoint Terry S. Semel as Yahoo!'s new chairman and chief executive officer, effective May 1, 2001 and that Tim Koogle will be named vice chairman, a transitional role he is expected to retain until August 2001, and will then remain on Yahoo!'s Board of Directors. A copy of Yahoo!’s press release announcing the appointments was attached and incorporated by reference therein.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

Dated: August 10, 2001	By: /s/ Susan L. Decker

Susan L. Decker
Senior Vice President, Finance
and Administration, and Chief
Financial Officer
(Principal Financial and Accounting Officer)

YAHOO! INC.

Index to Exhibits

Title	Exhibit No.

Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel	10.39

Stock Purchase Agreement, dated as of April 16, 2001, between the Registrant and Terry S. Semel	10.40