Form 10-Q
period 2001-09-30
YAHOO INC
filed 2001-11-09
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2001
Common Stock, $0.001 par value	569,612,000

YAHOO! INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$346,063	$456,877
Restricted cash	-	30,000
Short-term investments in marketable securities	598,851	663,353
Restricted short-term investments	36,212	-
Accounts receivable, net	53,157	90,561
Prepaid expenses and other current assets	63,128	50,078
Total current assets	1,097,411	1,290,869

Long-term investments in marketable securities	535,817	625,981
Restricted long-term investments	222,450	-
Property and equipment, net	140,162	109,781
Other assets, net	359,429	242,945
Total assets	$2,355,269	$2,269,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,322	$26,040
Accrued expenses and other current liabilities	223,683	168,029
Deferred revenue	109,956	117,165
Total current liabilities	344,961	311,234

Other liabilities	41,207	32,115
Minority interests in consolidated subsidiaries	28,542	29,313

Stockholders' equity:
Common Stock	574	562
Additional paid-in capital	2,036,840	1,830,526
Treasury stock	(59,988)	-
Retained earnings (accumulated deficit)	(41,649)	42,480
Accumulated other comprehensive income	4,782	23,346
Total stockholders' equity	1,940,559	1,896,914
Total liabilities and stockholders' equity	$2,355,269	$2,269,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000
Net revenues	$166,131	$295,548	$528,511	$799,305
Cost of revenues	40,698	40,860	122,826	116,105
Gross profit	125,433	254,688	405,685	683,200

Operating expenses:
Sales and marketing	86,731	109,171	295,950	295,977
Product development	29,929	30,060	95,270	84,138
General and administrative	20,072	19,910	59,469	55,707
Amortization of intangibles	15,063	5,418	42,510	14,235
Restructuring costs	-	-	40,700	-
Acquisition-related costs	-	22,370	4,750	22,785
Total operating expenses	151,795	186,929	538,649	472,842

Income (loss) from operations	(26,362)	67,759	(132,964)	210,358
Other income, net	5,827	28,965	55,593	104,801
Minority interests in operations of consolidated subsidiaries	310	(1,394)	772	(5,422)

Income (loss) before income taxes	(20,225)	95,330	(76,599)	309,737

Provision for income taxes	3,894	47,665	7,530	141,142

Net income (loss)	$(24,119)	$47,665	$(84,129)	$168,595

Net income (loss) per share - basic	$(0.04)	$0.09	$(0.15)	$0.31
Net income (loss) per share - diluted	$(0.04)	$0.08	$(0.15)	$0.27

Shares used in per share calculation - basic	571,752	555,807	568,989	547,585
Shares used in per share calculation - diluted	571,752	612,971	568,989	614,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30,	September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(84,129)	$168,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	94,534	49,195
Tax benefits from stock options	6,058	125,534
Minority interests in operations of consolidated subsidiaries	(772)	5,422
Noncash (gains) losses from investments	27,937	(44,587)
Noncash restructuring costs	11,659	-
Other noncash charges	8,111	17,182
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	43,119	(17,977)
Prepaid expenses and other assets	(9,009)	(24,033)
Accounts payable	(20,230)	4,955
Accrued expenses and other liabilities	24,616	84,870
Deferred revenue	(8,027)	61,613
Net cash provided by operating activities	93,867	430,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(73,048)	(65,785)
Proceeds from disposition of property and equipment	1,179	-
Purchases of marketable securities	(884,000)	(1,005,313)
Proceeds from sales and maturities of marketable securities	1,001,474	626,293
Increase in restricted cash and investments, net	(228,662)	-
Acquisitions and purchases of other investments	(34,425)	(67,431)
Cash acquired in acquisitions and proceeds from the sale of other investments	15,472	2,726
Net cash used in investing activities	(202,010)	(509,510)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	62,869	322,900
Repurchase of common stock	(59,988)	-
Other	(2,771)	3,000
Net cash provided by financing activities	110	325,900

Effect of exchange rate changes on cash and cash equivalents	(2,781)	(2,110)

Net change in cash and cash equivalents	(110,814)	245,049
Cash and cash equivalents at beginning of period	456,877	277,136

Cash and cash equivalents at end of period	$346,063	$522,185

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

Note 2 - Recent Accounting Pronouncements

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities.  The adoption of SFAS 133 on January 1, 2001 did not have a material effect on the Company's financial position or results of operations.  During the three and nine month periods ended September 30, 2001, the Company recorded in other income, losses on derivatives of approximately $1.0 million and gains of $2.0 million, respectively, related to investments in equity instruments of other companies.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (‘SFAS 141”), “Business Combinations” which supersedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain.  The provisions of SFAS 141 have been adopted as of July 1, 2001.  The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations, initiated prior to July 1, 2001, including those the Company accounted for under the pooling-of-interests method.

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

The Company will adopt SFAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill.  At September 30, 2001, goodwill approximated $197.7 million and goodwill amortization approximated $13.3 million and $38.3 million for the three and nine months ended September 30, 2001, respectively.  In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions.  The Company is required to complete transition impairment tests no later than December 31, 2002.  Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle.  The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and certain provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.  The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.  Management is evaluating the effect of this statement on the Company’s results of operations and financial position.

Note 3 – Other Assets, net (in thousands)

	September 30,	December 31,
	2001	2000
Intangible assets (principally goodwill), net	$220,795	$77,977
Investment in Yahoo! Japan	77,617	77,703
Investments in privately-held companies	49,861	69,500
Other	11,156	17,765
	$359,429	$242,945

Note 4 – Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method).  For the three and nine month periods ended September 30, 2001, options to purchase 23.3 million and 27.0 million shares, respectively, were not included in the computation because they were antidilutive. For the three and nine month periods ended September 30, 2000, potential common shares of approximately 57.2 million and 66.8 million shares, respectively, were included in the diluted net income per share computation.  These potential common shares were primarily related to shares issuable upon the exercise of stock options.

Note 5 – Comprehensive Income (Loss)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net income (loss)	$(24,119)	$47,665	$(84,129)	$168,595
Unrealized losses on available-for-sale securities	(3,093)	(35,591)	(15,222)	(102,044)
Foreign currency translation gains (losses)	1,551	(1,631)	(3,342)	(2,110)
Comprehensive income (loss)	$(25,661)	$10,443	$(102,693)	$64,441

Accumulated other comprehensive income, as presented on the accompanying condensed consolidated balance sheets, consists of the unrealized gains or losses on available-for-sale securities, net of tax, and the cumulative translation adjustment.

Note 6 – Restructuring Costs

In April 2001, the Company announced a restructuring program to balance its investment in growth areas with the desire to modify its near-term business plan to reflect the current economic and capital market slowdown.  This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities and other charges.  As a result of the restructuring program, the Company recorded restructuring costs of $40.7 million classified as operating expenses in the second quarter of 2001.  The following paragraphs provide detailed information relating to the restructuring costs.

Worldwide workforce reduction

The restructuring program resulted in a workforce reduction of 365 employees across certain business functions, operating units, and geographic regions.  The worldwide workforce reductions started in the second quarter of fiscal 2001 and were substantially completed in that same quarter.  The Company recorded a workforce reduction charge of approximately $9.9 million relating primarily to severance and fringe benefits.

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

A summary of the restructuring costs and other special charges is as follows (in thousands):

				Restructuring
				Accrual at
	Total	Noncash	Cash	September 30,
	Charge	Charges	Payments	2001
Workforce reduction	$9,876	$(4,170)	$(5,531)	$175
Consolidation of excess facilities and other charges	30,824	(7,489)	(2,786)	20,549

Total	$40,700	$(11,659)	$(8,317)	$20,724

The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities.  Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through February 2009.

Note 7 – Acquisition of Kimo.com

In January 2001, the Company completed the acquisition of Kimo.com, a Taiwanese company, through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $135.7 million.  In August 2001, the purchase agreement was amended.  The revised purchase price of $150.7 million was allocated to the assets acquired, principally goodwill and other intangibles of $147.0 million which are being amortized on a straight-line basis between two to four years, and liabilities assumed based on their estimated fair values at the date of acquisition.  The Company is also obligated to make up to $15 million in future payments contingent upon the achievement of certain milestones by the acquired company.  Such payments will be capitalized as part of the purchase price if and when the milestones are attained.  Results of operations for Kimo.com for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.  Results of operations for Kimo.com are included with those of the Company for periods subsequent to January 2001.

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

Note 9 – Stock Repurchase Program

On March 7, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors.  As of September 30, 2001, the Company had repurchased 5,384,423 shares of Common Stock at an average of $11.14 per share for a total amount of approximately $60.0 million.  Of the shares repurchased, 4,959,423 shares were purchased from SOFTBANK, a holder of approximately 20% of the Company’s Common Stock as of September 30, 2001, at $11.09 per share.

Note 10 – Segment Information

Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in two principal business segments globally.  The Company does not allocate any operating costs to its business and premium services segment as management does not use this information to measure the performance of the operating segment.  Management does not believe that allocating these expenses is material in evaluating the segment’s performance.

Summarized information by segment as excerpted from the internal management reports is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
Net revenues:
Advertising	$132,093	$265,857	$431,014	$722,834
Business and premium services	34,038	29,691	97,497	76,471
	$166,131	$295,548	$528,511	$799,305

Revenue is attributed to individual countries according to the international online property that generated the revenue.  International revenues accounted for 16% and 18% of net revenues during the three and nine month periods ended September 30, 2001, respectively, as compared to 16% and 15% during the three and nine month periods ended September 30, 2000, respectively.  No single foreign country accounted for more than 10% of net revenues for the three and nine month periods ended September 30, 2001 and 2000.

Note 11 – Lease

During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to serve as the Company's new headquarters.  Construction began in 2000 and buildings in the first phase of the project were occupied in the second quarter of 2001.  Upon substantial completion of this phase in March 2001, the Company collateralized a lease facility with deposited funds drawn on the facility by the lessors.  The amount collateralized was approximately $193.1 million, of which, $166.1 million has been classified as a restricted long-term investment and $27.0 million has been classified as a restricted short-term investment. In August 2001, the Company completed the second phase of the lease facility in Sunnyvale, California.  The additional amount collateralized was approximately $65.5 million, of which $56.3 million was classified as a restricted long-term investment and $9.2 million was classified as a restricted short-term investment.  Rent obligations for the complex bear a direct relationship to the lessor's carrying costs of $258.4 million.  Additionally, the Company participates as one of the lenders in the lease transaction.

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

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language.  These forward–looking statements are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward–looking statements.  Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ.  Readers should carefully review the risk factors described in this section below and any subsequently filed reports.

Overview

Yahoo! Inc. (“Yahoo!” or the “Company”) is a leading global Internet communications, commerce, and media company that offers a comprehensive branded network of services to more than 210 million individuals each month worldwide. As the first online navigational guide to the Web, www.yahoo.com is the leading guide in terms of traffic, advertising, household and business user reach. Yahoo! is the No. 1 Internet brand globally and reaches the largest audience worldwide. The Company also provides online business and premium services designed to enhance the productivity and Web presence of Yahoo!'s clients. These services primarily include Corporate Yahoo!, a customized enterprise portal solution, and broadcasting live and on-demand audio and video events. The Company's global Web network includes 24 World properties. Yahoo! has offices in Europe, the Asia Pacific, Latin America, Australia, Canada, and the United States, and is headquartered in Sunnyvale, California.  The Company, a Delaware corporation, commenced operations in 1995.

In January 2001, the Company completed the acquisition of Kimo.com, a Taiwanese company, through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $135.7 million.  In August 2001, the purchase agreement was amended.  The revised purchase price of $150.7 million was allocated to the assets acquired, principally goodwill and other intangibles of $147.0 million which are being amortized on a straight-line basis between two to four years, and liabilities assumed based on their estimated fair values at the date of acquisition.  The Company is also obligated to make up to $15 million in future payments contingent upon the achievement of certain milestones by the acquired company.  Such payments will be capitalized as part of the purchase price if and when the milestones are attained.  Results of operations for Kimo.com for periods prior to the acquisition were not material to the Company and accordingly, pro forma results of operations have not been presented.  Results of operations for Kimo.com are included with those of the Company for periods subsequent to January 2001.

Results of Operations

Net Revenues

Net revenues were $166.1 million and $528.5 million for the three and nine month periods ended September 30, 2001, respectively, which represent decreases of 44% and 34% when compared to the corresponding periods in fiscal 2000.  No one customer accounted for 10% or more of net revenues during the three and nine month periods ended September 30, 2001 and 2000.  Advertising purchases by SOFTBANK, a 20% stockholder of the Company at September 30, 2001, and its consolidated affiliates, were not material during the three and nine month periods ended September 30, 2001 and 2000.  Contracted prices on these orders are comparable to those given to other similarly situated customers of the Company.  International revenues accounted for 16% and 18% of net revenues during the three and nine month periods ended September 30, 2001, respectively, as compared to 16% and 15% during the corresponding periods in fiscal 2000. Barter revenues represented less than 10% of net revenues during the three and nine month periods ended September 30, 2001 and 2000.

Advertising Revenues.  Of the total net revenues for the quarters ended September 30, 2001 and 2000, advertising revenues were $132.1 million and $265.9 million, respectively.  For the nine month periods ended September 30, 2001 and 2000, advertising revenues were $431.0 million and $722.8 million, respectively.  The decrease in the period-to-period comparisons was due primarily to the weak economic climate – many companies have delayed or reduced their marketing budgets in an effort to reduce costs.  Additionally, the Company’s Internet industry related customer base has decreased from the year ago period primarily due to the scarcity of funds available from the capital markets to fund these companies and their marketing programs.  Approximately 3,215 customers advertised on the Company’s online media properties during the quarter ended September 30, 2001 as compared to approximately 3,450 during the third quarter of 2000.  There can be no assurance that customers will continue to purchase advertising on the Company’s Web pages, that advertisers will not make smaller and shorter-term purchases, or that market prices for Web-based advertising will not decrease due to competitive or other factors.  Due to the Company’s ongoing transition in its customer base from Internet related companies toward companies in more traditional lines of business and the continued weakness in worldwide economic conditions, the Company believes that its 2001 advertising revenues will be considerably lower than its 2000 advertising revenues.

Business and Premium Services Revenues.  Business and premium services revenues consist of revenues generated primarily from Corporate Yahoo! and broadcasting live and on–demand audio and video events. Business and premium services revenues comprised $34.0 million and $29.7 million of total net revenues for the quarters ended September 30, 2001 and 2000, respectively.  For the nine month periods ended September 30, 2001 and 2000, business and premium services revenues were $97.5 million and $76.5 million, respectively.  The successive period-to-period growth is primarily attributable to the expanding deployment of Corporate Yahoo! as well as the increase in number of users and new premium services introduced during the year.  In June 2000, Corporate Yahoo! was launched to enable companies to integrate proprietary corporate content and applications with Yahoo!’s personalized Internet content and services behind existing firewalls.  Revenues from Corporate Yahoo! are expected to become an increasing portion of the Company’s business and premium services revenues during 2001.  The Company’s broadcasted events decreased to approximately 583 during the quarter ended September 30, 2001, as compared to 1,055 during the year ago quarter.  For the 2001 fiscal year, the Company expects business and premium services revenues to approach 20% of total revenues, up from 10% in 2000.

Cost of Revenues

Cost of revenues consists of the expenses associated with the production and usage of the Yahoo! online media properties.  These costs primarily consist of fees paid to third parties for content included on the Company’s online media properties, Internet connection charges, equipment depreciation, live event production costs, amortization of purchased technology, license fees, and compensation related expenses.

Cost of revenues were $40.7 million for the quarter ended September 30, 2001, or 24% of net revenues, as compared to $40.9 million, or 14% of net revenues for the quarter ended September 30, 2000.  For the nine month period ended September 30, 2001, cost of revenues were $122.8 million, or 23% of net revenues, as compared to $116.1 million, or 15% of net revenues for the corresponding period in fiscal 2000.  The absolute dollar increase in cost of revenues during the nine month periods is primarily attributable to an increase in costs associated with growing network usage.  As measured in page views (defined as electronic page displays), the Company delivered an average of approximately 1.25 billion page views per day in September 2001 compared with an average of approximately 780 million page views per day in September 2000.  Yahoo! Japan, an unconsolidated joint venture of the Company, is included in these page view figures and accounted for an average of approximately 197 million per day in September 2001 and an average of approximately 112 million per day in September 2000.  Cost of revenues increased as a percentage of net revenues principally due to the decline in advertising revenues.

The Company does not allocate any cost of revenues or operating costs to its business and premium services segment as management does not use this information to measure the performance of the operating segment.  Management does not believe that allocating these expenses is material in evaluating the segment’s performance.  The Company anticipates that its cost of revenues will continue to increase in absolute dollars for the foreseeable future as network usage increases and additional content is introduced.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation and employee related expenses, sales commissions, and travel costs.  Sales and marketing expenses were $86.7 million, or 52% of net revenues for the quarter ended September 30, 2001 as compared to $109.2 million, or 37% of net revenues for the quarter ended September 30, 2000.  As compared to the year ago quarter, advertising and other marketing related expenses were significantly lower in the quarter ended September 30, 2001 as a result of the Company’s overall effort to manage costs.   For the nine months ended September 30, 2001, sales and marketing expenses were $296.0 million, or 56% of net revenues, as compared to $296.0 million, or 37% of net revenues for the corresponding period in fiscal 2000.  The percentage increase is primarily due to lower advertising revenues.  The Company anticipates that sales and marketing expenses in absolute dollars will decrease modestly in 2001 as compared to 2000 as it manages discretionary spending in light of the current economic conditions.

Product Development

Product development expenses were $29.9 million, or 18% of net revenues for the quarter ended September 30, 2001 as compared to $30.1 million, or 10% of net revenues for the quarter ended September 30, 2000.  For the nine months ended September 30, 2001, product development expenses were $95.3 million, or 18% of net revenues, as compared to $84.1 million, or 11% of net revenues for the corresponding period in fiscal 2000.  Product development expenses consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company’s Web site, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.  The increase in absolute dollars for the nine month period is primarily attributable to increases in the number of engineers that develop and enhance Yahoo! online media properties.  The Company believes that significant investments in product development are required to remain competitive. Consequently, the Company anticipates that product development expenditures in absolute dollars will increase modestly in 2001 as compared to 2000.

General and Administrative

General and administrative expenses were $20.1 million, or 12% of net revenues for the quarter ended September 30, 2001 as compared to $19.9 million, or 7% of net revenues for the quarter ended September 30, 2000.  For the nine months ended September 30, 2001, general and administrative expenses were $59.5 million, or 11% of net revenues, as compared to $55.7 million, or 7% of net revenues for the corresponding period in fiscal 2000.  General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas.  The Company anticipates that general and administrative expenses in absolute dollars will increase modestly in 2001 as compared to 2000.

Amortization of Intangibles

Amortization expenses were $15.1 million and $5.4 million for the quarters ended September 30, 2001 and 2000, respectively.  Amortization expenses for the nine month periods ended September 30, 2001 and 2000 were $42.5 million and $14.2 million, respectively.  The increase is principally attributable to goodwill amortization resulting from the January 2001 acquisition of Kimo.com that resulted in additional goodwill and other intangibles of $147.0 million. Unamortized goodwill and other intangible assets totaled $220.8 million as of September 30, 2001.  Upon adoption of SFAS 142, the Company will cease to amortize goodwill and will perform an annual impairment test on goodwill.

Restructuring Costs

In April 2001, the Company announced a restructuring program to balance its investment in growth areas with the desire to modify its near-term business plan to reflect the current economic and capital market slowdown.  This restructuring program includes a worldwide workforce reduction, consolidation of excess facilities and other charges.  As a result of the restructuring program, the Company recorded restructuring costs of $40.7 million classified as operating expenses in the second quarter of 2001.  The following paragraphs provide detailed information relating to the restructuring costs.

Worldwide workforce reduction

The restructuring program resulted in a workforce reduction of 365 employees across certain business functions, operating units, and geographic regions.  The worldwide workforce reductions started in the second quarter of fiscal 2001 and were substantially completed in that same quarter.  The Company recorded a workforce reduction charge of approximately $9.9 million relating primarily to severance and fringe benefits.

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

A summary of the restructuring costs and other special charges is as follows (in thousands):

				Restructuring
				Accrual at
	Total	Noncash	Cash	September 30,
	Charge	Charges	Payments	2001
Workforce reduction	$9,876	$(4,170)	$(5,531)	$175
Consolidation of excess facilities and other charges	30,824	(7,489)	(2,786)	20,549

Total	$40,700	$(11,659)	$(8,317)	$20,724

The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities.  Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through February 2009.  The Company expects its restructuring program to result in annual savings of approximately $40 million in operating expenses effective May 2001.

Acquisition-related Costs

During the quarter ended June 30, 2001, the Company recorded an additional $4.7 million of incremental costs associated with the final settlement of a facilities lease termination related to the eGroups acquisition.  In August 2000, the Company completed its acquisition of eGroups and recorded a one-time charge of $22.4 million in the third fiscal quarter of 2000, which included contracts and facilities termination expenses of $13.1 million.

Other Income, Net

Other income, net consists primarily of interest income and investment gains and losses and was $5.8 million for the quarter ended September 30, 2001.  This included $17.9 million of net investment losses.  For the quarter ended September 30, 2000, other income was $29.0 million and included net investment gains of $5.0 million.  For the nine months ended September 30, 2001, other income was $55.6 million and included $27.5 million of net investment losses and income of $9.0 million related to a contract termination fee.  For the nine months ended September 30, 2000, other income was $104.8 million and included net investment gains of $45.7 million.  Other income in future periods may fluctuate as a result of fluctuations in average cash balances maintained by the Company, changes in the market rates or the sale of its investments, and investment impairment write-downs.

Minority Interests in Operations of Consolidated Subsidiaries

Minority interests in losses from operations of consolidated subsidiaries were $0.3 million and $0.7 million for the three and nine month periods ended September 30, 2001, respectively, compared to minority interests in income from operations of consolidated subsidiaries of $1.4 million and $5.4 million for the corresponding periods in fiscal 2000.  The change is attributable to weaker economic climates in Europe and Korea during the periods ended September 30, 2001 as compared to the year ago periods.  The Company expects that minority interests in operations of consolidated subsidiaries in the aggregate will continue to fluctuate in future periods as a function of the results from consolidated subsidiaries.

Income Taxes

The Company's effective income tax rate for the three and nine month periods ended September 30, 2001 differs from the amount computed by applying the statutory federal rate principally due to nondeductible amortization charges related to acquisitions, nondeductible stock compensation charges, and foreign losses for which no tax benefit is provided.  The Company expects the rate during the remainder of 2001 will be significantly higher than the statutory rate.  The rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

Liquidity and Capital Resources

Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes.  The Company had cash and cash equivalents, investments in marketable debt securities, and restricted investments totaling approximately $1.7 billion at September 30, 2001.

For the nine months ended September 30, 2001, cash provided by operating activities of $93.9 million was primarily attributable to changes in nonmonetary working capital of $30.5 million, depreciation and amortization of $94.5 million and other noncash items of $53.0 million, offset by a net loss of $84.1 million.  For the nine months ended September 30, 2000, cash provided by operating activities of $430.7 million was primarily attributable to earnings of $168.6 million, tax benefits from stock options of $125.5 million, changes in nonmonetary working capital of $109.4 million, depreciation and amortization of $49.2 million, and other noncash items of $22.6 million, partially offset by a non-cash gain from investments of $44.6 million.

Cash used in investing activities was $202.0 million for the nine months ended September 30, 2001.  Proceeds from sales and maturities (net of purchases) of investments in marketable securities during the period were $117.6 million, offset by an increase in restricted investments related to the Company’s leased facilities of $228.7 million, capital expenditures net of proceeds from disposals totaling $71.9 million, and cash used in acquisitions and purchases of other investments (net) of $19.0 million.  Cash used in investing activities was $509.5 million for the nine months ended September 30, 2000.  Purchases (net of proceeds and maturities) of investments in marketable securities during the period were $379.0 million, capital expenditures totaled $65.8 million, and cash used in acquisitions and purchases of other investments (net) were $64.7 million.

For the nine months ended September 30, 2001, cash provided by financing activities of $0.1 million was primarily attributable to net proceeds from the issuance of Common Stock of $62.9 million offset by repurchases of Common Stock of $60.0 million pursuant to a stock repurchase program and other financing activities of $2.8 million.  For the nine months ended September 30, 2000, cash provided by financing activities of $325.9 million was primarily from the issuance of Common Stock pursuant to the exercise of stock options.

During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California, to serve as the Company's new headquarters.  Construction began in 2000 and buildings in the first phase of the project were occupied in the second quarter of 2001.  Upon substantial completion of this phase in March 2001, the Company collateralized a lease facility with deposited funds drawn on the facility by the lessors.  The amount collateralized was approximately $193.1 million, of which, $166.1 million has been classified as a restricted long-term investment and $27.0 million has been classified as a restricted short-term investment. In August 2001, the Company completed the second phase of the lease facility in Sunnyvale, California.  The additional amount collateralized was approximately $65.5 million, of which $56.3 million has been classified as a restricted long-term investment and $9.2 million has been classified as a restricted short-term investment. Rent obligations for the complex will bear a direct relationship to the lessor's carrying costs, estimated at $258.4 million.  Additionally, the Company participates as one of the lenders in the lease transaction.

On March 7, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors.  The Company may utilize equity instrument contracts to facilitate its repurchase of Common Stock.  Pursuant to this repurchase program, the Company has repurchased a total of 5.4 million shares for approximately $60.0 million through September 30, 2001.

The Company currently has no material commitments other than those under lease agreements.  The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception, which is consistent with increased staffing, and anticipates that this will continue in the future.  Additionally, the Company will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to those of the Company, which may require the use of cash.  Management believes existing cash and investments will be sufficient to meet the Company’s operating requirements for at least the next twelve months and the foreseeable future; however, the Company may sell additional equity or debt securities or obtain credit facilities to further enhance its liquidity position.  The sale of additional securities could result in additional dilution to the Company’s stockholders.

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

In particular, we face significant competition from AOL Time Warner and Microsoft (MSN). The combination of America Online and Time Warner provides America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo! including CMGI (Alta Vista) and Lycos. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. We also face competition from Web sites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers.  These local providers may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position.

A large number of these Web sites and online services as well as high-traffic e-commerce merchants such as Amazon.com also offer or are expected to offer informational and community features that may be competitive with the services that we offer. In order to effectively compete, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

Financial results for any particular period will not predict results for future periods.

Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the year 2000, revenues in each of the first three quarters of 2001 were substantially lower than revenues in the fourth quarter of 2000.  We do not presently believe that the level of revenue growth in 2000 will be sustained in 2001 or in future periods. In addition we are basing our expense budgets on full year 2001 revenues  which are expected to be substantially less than our full year 2000 reported revenues. In addition, we currently expect that our operating expenses will increase as we expand our sales and marketing operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Additionally, we are required under generally accepted accounting principles to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We have experienced a decline in our stock price and market capitalization and our industry is experiencing a slower growth rate than historically realized. If such factors continue, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or other intangible assets is determined. At September 30, 2001, our goodwill and other intangible assets approximated $220.8 million.

We also hold investments in securities of technology companies. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, we have realized decreases in the market value of such investments of $163.2 million in the fourth fiscal quarter of 2000 as well as $15.6 million, $3.6 million and $22.0 million in the first, second and third fiscal quarters of 2001, respectively, which have been recorded in our consolidated statement of operations. We may realize further decreases in the market value of certain investments in future periods. Further, we are subject to employer payroll taxes when our employees exercise their non-qualified stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. Depending on the number of shares of our Common Stock for which options are exercised and the fair market value of shares of our Common Stock during such period, these employer payroll taxes would be recorded as a charge to operations in the period such options are exercised based on actual gains realized by employees. In addition to the net proceeds we would receive upon the exercise of stock options, we would receive tax deductions for gains realized by employees on the exercise of non-qualified stock options for which the benefit is recorded as additional paid-in capital. However, because we are unable to predict our future stock price and the number of optionees who may exercise during any particular period, we cannot predict what, if any, expense will be recorded in a future period and the impact on our future financial results.

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

General economic downturns could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. As a result, advertising spending across traditional media, as well as the Internet, has decreased.

In addition, the September 11, 2001 terrorist attacks and the United States’ military response, may contribute to continued general economic weakness and, accordingly, further reductions in advertising spending.  Acts of war and terrorism against the United States, and the United States’ response to such acts, may also exacerbate or prolong a general slowdown in the U.S. advertising market and the economy, which could cause our advertising or other revenues to decrease.

In addition, if economic conditions do improve, marketing budgets and advertising spending may not increase from current levels.

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

Currently, a substantial portion of the traffic on our online properties is directed at our communications services, such as email, instant messaging, calendaring and chat rooms, and we expect this trend to continue for the foreseeable future. We provide these and other basic communications services free of charge to our users, as is the case with most of our competitors, and have not yet determined an effective means of generating revenues directly from the provision of such services. Alternative revenue models for our communications and electronic commerce services, such as subscription fees and commissions, are relatively unproven and may not generate sufficient revenues to be meaningful to us. Currently, we are dependent upon the use of other Yahoo! services to generate revenues from our communication services, and there is a risk that this relationship will not be sustained. As communications services become an increasingly important part of our total offering, we must continue to provide new communications applications which are compelling to users and utilize more sophisticated communications technologies to provide such applications to many types of access devices in addition to the personal computer, while continuing to develop an effective method for generating revenues for such services. In addition, the development of these technologies requires long development cycles and a more significant investment by us. If we were unable to develop such applications or use such technologies, the size and rate of growth in our user base would be adversely affected. If we cannot develop a direct or indirect means by which we generate revenues from our communications services that are more than sufficient to offset the costs of providing such services, our business, operating results and financial condition would be materially adversely affected.

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

We have invested a significant amount of money and resources in the creation of our business and enterprise services, such as Yahoo! Webcast Studio, which allows business customers to create and stream their own corporate events, Corporate Yahoo!, a customized enterprise portal solution, and Yahoo! Website Services, a turnkey service enabling companies to manage their Web presence. Many of these services are unproven and may fail to gain market acceptance. Because the market for these business and enterprise services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. The market for business and enterprise services may not continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, our operating results could be adversely affected.

We will continue to expand our operations in international markets in which we have limited experience, are faced with relatively higher costs and are exposed to greater risks.

A key part of our strategy is to continue to develop our Yahoo!-branded online properties in international markets and we have developed, through joint ventures, subsidiaries and branch offices, Yahoo! properties localized for over 20 foreign countries. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally and we rely on the efforts and abilities of our foreign business partners in such activities.

We believe that in light of substantial anticipated competition, we need to expand our operations in international markets quickly in order to effectively obtain market share. However, in a number of international markets, especially those in Europe, we face substantial competition from Internet Service Providers (ISPs) that offer or may offer their own navigational services. Many of these ISPs have a dominant market share in their territories. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online properties. International markets we have selected may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

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

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, president, chief financial officer, chief technical officer, senior vice presidents, and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the cases of our chairman and chief executive officer, our executive vice president for North American operations and our new senior vice presidents, only recently joined us. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. We have recently experienced departures by certain of our domestic and international management personnel and we may experience similar departures in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest and an employee may be more likely to leave our employ upon completion of the vesting period for the initial option grant.

We expect that we will need to hire additional personnel in designated growth areas of our business. The competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our corporate headquarters are located. At times, we have experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. We do not maintain key person life insurance for any of our personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances.

Yahoo! is one of the most highly trafficked Web sites on the Internet and is regularly exceeding previous standards for numbers of simultaneous users, unique users and daily page views delivered. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties and it is unclear whether current or future anticipated levels of traffic or use of services will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose, is highly complex and may not provide satisfactory service in the future, especially as it becomes an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content and other rich media offerings increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive, complex, and require additional technical expertise. If we fail to successfully scale our broadcasts to large audiences of simultaneous users, such failure could adversely affect that portion of our business.  Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture may have a material adverse effect on our business, operating results and financial condition.

Our competitors often provide Internet access or computer hardware to our customers and they could make it difficult for our customers to access our services.

Our users must access our services through an Internet service provider, or ISP, with which the user establishes a direct billing relationship using a personal computer or other access device. To the extent that an access provider, such as AOL Time Warner or MSN, or a computer or computing device manufacturer offers online services or properties that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Also, because an access provider gathers information from the user in connection with the establishment of the billing relationship, an access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user. To the extent that a user opts to use the services offered by his or her access provider or those offered by computer or computing device manufacturers rather than the services provided by us, our business, operating results and financial condition will be materially adversely affected.

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

We depend upon third parties, to a substantial extent, for several critical elements of our business including various technology, infrastructure, content development, software and distribution components.

Technology and Infrastructure.  We rely on private third-party providers, including Exodus Communications and its affiliates and Level 3 Communications, for our principal Internet connections, co-location of a significant portion of our data servers and network access. We also rely on Network Appliances for key components of our email service. Any disruption in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. In addition, Exodus has recently filed for Chapter 11 bankruptcy protection under the United States bankruptcy code.  Exodus’ continued financial difficulties may have negative effects on our business, the nature and extent of which we cannot predict.

We also license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Furthermore, we are dependent on hardware suppliers for prompt delivery, installation, and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business, and could expose us to liabilities to third parties.

Distribution Relationships.  To increase traffic for our online properties and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers such as Microsoft, operators of online networks and leading Web sites, software developers and computer manufacturers, such as Sony, and telecommunications companies, such as Sprint PCS. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, we may need to enter into additional distribution relationships. Any failure to obtain distribution or to obtain distribution on terms that are reasonable, could have a material adverse effect on our business, results of operations, and financial condition.

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

Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. Much of the content that attracts users to the Yahoo! online properties, such as news items, stock quotes, weather reports, maps and audio and video content, is licensed from third parties such as Reuters and TIBCO. In particular, Yahoo! Broadcast relies on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on the site. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both locally and abroad, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate ourselves. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our advertising revenue.

As we provide more audio and video content, particularly music, we may be required to spend significant amounts of money on content acquisition and content broadcasts.

Until recently, the majority of the content that we provided to our users was in print, picture or graphical format and was either created internally or licensed to us by third parties for little or no charge. However, we have been providing recently and we intend to continue to provide increasing amounts of audio and video content to our users, such as the broadcast of music, film content, speeches, news footage, concerts and other special events, through our broadcast services division and our other media properties, and such content may require us to make substantial payments to third parties from whom we license or acquire such content. For example, in order to broadcast music through our online properties, we are currently required to pay royalties both on the copyright in the musical compositions and the copyright in the actual sound recordings of the music to be broadcast. We currently have obtained rights from ASCAP, BMI and SESAC that permit us to engage in the public performance of musical compositions for which they control the rights. These rights have been obtained pursuant to short-term agreements or are under negotiation.  With respect to the copyrights in the specific sound recordings that we broadcast, the Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of such sound recordings and for the making of recordings to facilitate transmissions.  Under these statutory licenses, we will be required to pay licensing fees for the public performance of  sound recordings delivered through retransmissions of radio broadcasts and Internet-only programming.  The DMCA does not specify the rate and terms of the licenses, which will be determined by a copyright arbitration royalty panel (CARP) supervised by the United States Copyright Office. If the royalty rates under negotiation or determined in the arbitration are above our expectations, if the royalty rates charged by the various performance rights societies increase or if any of these or other parties with music licensing rights impose terms that make it difficult or impossible to broadcast music, we may be unable to provide music content to our users in a cost-effective manner. We believe that users of Internet services such as the Yahoo! online properties will increasingly demand high-quality audio and video content. The revenue that we receive as a result of our audio and video broadcasts may not justify the costs of providing such broadcasts. Our inability to cost-effectively provide high-quality audio and/or video content to our users could have a material adverse effect on our business, operating results and financial condition.

We must manage our growth and consolidation successfully, including the integration of recently-acquired companies, in order to achieve our desired results.

We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. We have also recently reduced our workforce in order to decrease our costs and create greater operational efficiency.  This growth and consolidation requires significant time and resource commitments from us and our senior management. Further, as a result of recent acquisitions and international expansion, almost one-half of our employees are based outside of our Bay Area headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth effectively, our business will be adversely affected.

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

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as critical to our success. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. For example, we have obtained the registration for certain of our trademarks, including "Yahoo!" and "Yahooligans!." Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet, and while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. The steps we have taken to protect our proprietary rights may not be adequate.

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

Several federal laws could have an impact on our business. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

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

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could have a material adverse effect on our business, operating results and financial condition.

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

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During the period from January 1, 2000 to September 30, 2001, the closing sale prices of our Common Stock on the Nasdaq Stock Market ranged from $237.50 to $8.11 per share and the sale price of our Common Stock closed at $13.12 per share on November 8, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Management and one large stockholder beneficially own approximately 37% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

Yahoo!'s directors and executive officers and SOFTBANK beneficially owned approximately 37% of our outstanding Common Stock as of September 30, 2001. Eric Hippeau is a member of our Board of Directors and is also the President and Executive Managing Director of SOFTBANK International Ventures, an affiliate of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of Yahoo! Common Stock.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events.  In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. Earlier this year, the western United States (and California in particular) experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner.  The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Foreign Currency Risk.  International revenues from the Company’s foreign subsidiaries accounted for approximately 16% and 18% of total revenues for the three and nine month periods ended September 30, 2001, respectively.  International sales are made mostly from the Company’s foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country.  These subsidiaries also incur most of their expenses in the local currency.  Accordingly, all foreign subsidiaries use the local currency as their functional currency.

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

The Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to the Company’s foreign sales subsidiaries.  These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States.  The Company is also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation.  As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations on the Company for the three and nine month periods ended September 30, 2001 was not material.

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

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, the Company maintains its portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of September 30, 2001, the net unrealized losses of $5.6 million on these investments have been recorded net of deferred taxes of $2.2 million as a separate component of stockholders’ equity.

The Company is exposed to market risk as it relates to changes in the market value of its investments.  The Company invests in equity instruments of public companies, certain of which will be classified as derivatives, for business and strategic purposes and has classified these securities as available-for-sale.  These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair market value due to the volatility of the stock market and the industries in which these companies participate. The Company has realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which the Company has invested.  As of September 30, 2001, the Company had available-for-sale equity investments with a fair market value of $26.5 million and a cost basis of $20.4 million.  Net unrealized gains of $2.5 million have been recorded net of deferred taxes of $1.7 million as a separate component of stockholders’ equity and gains on derivatives of $1.9 million have been recorded in other income on the statement of operations.  The Company’s objective in managing its exposure to stock market fluctuations is to minimize the impact of stock market declines to the Company’s earnings and cash flows.  Beyond the control of the Company, however, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on the operating results of the Company in future periods.

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

Item 2.  Changes in Securities and Use of Proceeds

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

4.2        Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)

4.3*      Form of Senior Note*

4.4*      Form of Subordinated Note*

4.5*      Form of Certificate of Designation for preferred stock (together with preferred stock certificate)*

4.6        Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)

4.7*      Form of Warrant Agreement (together with form of Warrant Certificate)*

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

*              To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

b.             Reports on Form 8-K:

On July 12, 2001 the Company filed a report on Form 8-K which announced Yahoo!’s financial results and certain other information for the quarter ended June 30, 2001.  A copy of Yahoo!’s press release announcing the results and other information was attached and incorporated by reference therein.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

Dated: November 9, 2001	By:	/s/ Susan L. Decker
Susan L. Decker
Senior Vice President, Finance and Administration,
and Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2001	By:	/s/ William E. Losch
William E. Losch
Vice President, Finance
(Principal Accounting Officer)