Form 10-K
period 2001-12-31
YAHOO INC
filed 2002-03-15
CIK 1011006

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 0-28018

YAHOO! INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0398689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 First Avenue
Sunnyvale, California 94089
(Address of principal executive offices)

Registrant's telephone number, including area code: (408) 349-3300

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of February 26, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $5,359,179,577. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's Common Stock outstanding as of February 26, 2002 was 594,973,823.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1)
Proxy Statement for the 2002 Annual Meeting of Stockholders–Part III Items 10, 11, 12 and 13.

Part I

Item 1.    Business

OVERVIEW

Yahoo! Inc. ("Yahoo!", "Our" or "We") is a global Internet business and consumer services company that offers a comprehensive branded network of properties and services, currently to more than 219 million individuals worldwide. As the first online navigational guide to the World Wide Web (the "Web"), www.yahoo.com is a leading guide in terms of traffic, advertising, and household and business user reach. Through Yahoo! Enterprise Solutions, we also provide business services designed to enhance the productivity and Web presence of our clients.

Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. Yahoo! is incorporated in Delaware and commenced operations on March 5, 1995. In April 1996, we completed our initial public offering. Since 1997, we have acquired several companies including those that provided databases, software, technologies and/or tools to develop and expand upon certain of our commerce, communications, broadcast and media properties.

Our global network (the "Yahoo! network") includes 24 world properties. We conduct our business globally and manage it geographically. Our principal areas of measurement and decision-making are the United States and International. Headquartered in Sunnyvale, California, we have offices in the United States, Europe, Asia, Latin America, Australia and Canada.

Most of our properties and services reside in one of six vertical areas: Listings; Media, Finance and Information; Commerce; Communications; Enterprise Solutions and Access and Distribution. We generate multiple sources of revenue across these properties and services that are classified as: Marketing Services, Fees and Listings and Transactions.

The following table presents an overview of our financial reporting structure as well as our vertical properties and services:

PROPERTIES AND SERVICES

Listings Properties

Our listings properties include Search and Directory and classified listings, including Yahoo! Careers, Yahoo! Autos and Yahoo! Real Estate.

Our Search and Directory properties are both a comprehensive, intuitive and user-friendly online guide to Web navigation and the gateway to the vertical offerings on the Yahoo! network. Our Yahoo! Directory offering includes a hierarchical, subject-based directory of Web sites, which enables Web users to locate and access desired information and services through hypertext links. Our directory organizes Web site listings under the following 14 principal categories: Arts and Humanities, Business and Economy, Computers and Internet, Education, Entertainment, Government, Health, News and Media, Recreation and Sports, Reference, Regional, Science, Social Science, and Society and Culture. Web sites are further organized under these major headings by hierarchical subcategories.

Users can either browse the directory listings by subject matter, or use Yahoo! Search, a rapid keyword search function that scans the contents of the entire directory. In addition to any relevant listings from our directory, we provide users with Web-wide search results from the Google search engine. For browse-driven inquiries, our directory results include Sponsored Sites, a Yahoo! created fee-based program that allows commercial sites to receive enhanced placement in the directory. For keyword search-driven inquiries, our search results also include Yahoo! Sponsor Matches, site listings with enhanced placement in search results that are bid on by businesses or organizations and are currently provided through an alliance with Overture Services, Inc.

On our Yahoo! Careers property, job seekers can build and post their resumes and through our partnership with Careerbuilder, search for jobs based on geographic and other user preferences. Through our partnership with Korn/Ferry International, executive job seekers can build profiles within the co-branded career center that are entered into the Korn/Ferry recruitment database. Other services available include tips and information on resume writing, interviewing skills and salary and company research. In early 2002, we closed our acquisition of HotJobs.com, Ltd., a provider of comprehensive e-recruiting solutions, establishing our position as a leader in the online segment of the recruitment marketplace.

Our Yahoo! Autos property offers information about buying, selling or leasing automobiles. Some services in Yahoo! Autos were free to end users at the start of 2001, and moved to be paid services during the year, including individual postings in Yahoo! Classifieds and for pay subscriptions to Consumer Reports (which also includes some free information). Additional services in Yahoo! Autos at the close of 2001 that remained free to consumers included: used car search in Yahoo! Classifieds and Yahoo! Auctions; new car search, pricing, information, and lead referral services from Autobytel and Ford Direct; and used car pricing and information from Kelley Blue Book and Edmunds.com. Through various partners, Yahoo! Autos also offers financing, insurance, and warranty information to our consumers.

Yahoo! Real Estate offers the following services: information for prospective home buyers and sellers, the ability to search for listed properties based on geography, price and features, moving related content and services, information about finding a real estate agent, researching neighborhoods, financing and insurance, home improvement ideas and information, and assistance in locating rentals and roommates.

Media, Finance and Information Properties

The focus of our Media, Finance and Information properties is to deliver information and entertainment to consumers. The properties include the following:

  •
  Media—including Yahoo! Sports, Yahoo! Music (Launch), Yahoo! Movies, Yahoo! Games, Yahoo! TV, Yahoo! Broadcast and Yahoo! Radio;

  •
  Finance—Yahoo! Finance and Yahoo! FinanceVision; and

  •
  Information—including Yahoo! News, Yahoo! Weather, Yahooligans, Yahoo! Health, and Yahoo! Education.

Media

Yahoo! Sports provides access to up-to-the-minute news, real-time statistics and scoring, broadcast programming, localized and global coverage, integrated shopping and auctions opportunities, and an on-line sports community. Yahoo! Sports has content or marketing relationships with the NBA, USOC, CNNSI, The Sporting News, USPS Cycling Team, and Major League Soccer. In 2001, Yahoo! signed a multi-year agreement with Federation Internationale de Football Association (FIFA), the world governing body of soccer, to produce, market, host, and with FIFA, commercially operate the official co-branded Web site of the FIFA World Cup™ (http://www.fifaworldcup.com), as well as to be one of 16 official worldwide FIFA Partners.

LAUNCH, Your Yahoo! Music Experience is an online music destination for consumers, which resulted from our acquisition of Launch Media, Inc. ("Launch") in 2001. Launch provides music consumers with access to downloadable music, music videos, concert Web casts and artist interviews, access to music news, album reviews, and artist biographies. Launch delivers an integrated online music experience, including PressPlay, the online digital music subscription service created by Universal Music Group and Sony Music Entertainment.

Yahoo! Movies provides a daily mix of exclusive content, movie news and special features, including box office results, trailers, and photo galleries, as well as links to the movie-related content across the Yahoo! network. Yahoo! Movies features film promotions for studios such as Disney, Sony, Warner Bros., Universal and Fox.

Yahoo! Games offers over 80 free, Java-based classic board, card, and word games along with downloadable games, game strategy guides, shopping guides, and gaming news and reviews on computer and console videogames.

Yahoo! TV provides television listings, connecting consumers to personalized television listings for more than 40,000 zip codes, 11,000 cable systems, 2,200 channels, and 400,000 programs as of December 31, 2001.

Yahoo! Broadcast distributes rich media content, including interactive audio, video and other multimedia content from leading providers, in real time and on-demand. Yahoo! Broadcast channels include audio books, classic TV, comedy, movies, music, news, people, science, shopping, sports, travel and weather.

Yahoo! Radio is a terrestrial radio station broadcaster on the Web. Listeners can browse or search for a specific genre, station or location and listen to live continuous broadcasts from more than 450 radio stations.

Finance

Yahoo! Finance provides a comprehensive set of financial resources, from investment research to personalized financial management tools. In 2001, Yahoo! Finance launched several new products to help consumers manage their financial life, including two new investment premium services, The Real-Time Package and Research Reports. The Real-Time Package includes a combination of real-time quotes from the New York and American stock exchanges as well as the Nasdaq, breaking news from leading editorial companies, and market analysis including live stock upgrades and downgrades, which are all streamed directly to the consumers' desktop. Research Reports offer investors timely, in-depth analyst research on thousands of individual companies. Additionally, Yahoo! Finance announced Yahoo! Money Manager, a free set of financial tools that provides an integrated view of an individual's financial life, organizing and summarizing everything consumers need to know about their money in one online location. In addition, LendingTree is the loan provider for our Mortgage and Auto Loan Centers.

Yahoo! FinanceVision is a live, Web-based financial network that provides viewers in-depth market coverage, investing insight from third-party sources, morning brokerage calls, and news and commentary from a broad array of premier editorial sources. Yahoo! FinanceVision creates an integrated consumer experience of personalized data along with streaming audio and video.

Information

Yahoo! News aggregates feeds from branded news providers, bringing together content from media companies such as USATODAY.com, New York Times Digital, Associated Press, Reuters, National Public Radio, Dow Jones Financial News, and more. Through Yahoo! News, consumers have access to breaking news coverage, in text, audio and video, from multiple sources and points of view.

Yahoo! Weather provides consumers with personalized weather information, including current conditions and forecast, weather maps and satellite readings, as well as specific forecasts for beach conditions and individual lifestyle activities, such as golfing and skiing. Weather.com, the Web site of The Weather Channel, supplies weather conditions to our global properties.

Yahooligans! is a safe, entertaining and educational Web guide targeted for kids ages 7 to 12. It provides games, instant messaging, reference materials, movies information, the "Teachers' Guide," the "Parents' Guide," "Downloader," where kids can download thousands of images, sounds and video right onto their desktop, as well as daily news, sports, and jokes.

Yahoo! Health, a comprehensive starting point for healthcare information, provides information on diseases, conditions, and medications, as well as access to various health information centers, clinical trial information, and online community tools.

Yahoo! Education is designed to assist students, parents and educators in the education process. The site helps educators extend traditional classrooms and communication with students onto the Internet, offers an extensive reference area through leading education material providers, and enables students to research and prepare to apply for colleges, universities and graduate schools.

Commerce Properties

Our commerce platform comprises Yahoo! Shopping, Yahoo! Auctions, Yahoo! Warehouse and Yahoo! Travel. Our primary goal is to provide buyers and sellers alike with the most comprehensive commerce platform available on the Web. Through strategic arrangements with hundreds of premier brands and thousands of specialty merchants/sellers, we offer our consumers the opportunity to purchase a wide variety of new and used goods and services ranging from consumer electronics, apparel, books and flowers to travel services such as airfare, hotel, car rentals, as well as cruises and vacation packages.

The Yahoo! Shopping platform has a fully-integrated search function that enables consumers to search for products across Yahoo! Shopping (new brand name and specialty products), Yahoo! Auctions (used, unique and hard to find items), Yahoo! Classifieds (general merchandise by region/neighborhood) and the new Yahoo! Warehouse, a fixed price marketplace for used and refurbished commodity items—books, movies, music, videogames and electronics. This platform presents a solution for multi-format comparison-shopping, offering "four ways to shop, one place to buy."

Yahoo! Shopping also offers our users tools and services such as Wallet (express checkout service), Buyer Protection Program (free insurance on purchases up to $1,000), Order History (organizes all relevant purchasing information in one easy to find location) and product recommendation features (editorial content). Shoppers can also compare both price information and merchant quality for certain items as rated by previous shoppers.

Yahoo! Travel offers services to our users covering everything from planning to purchasing to packing. Services are geared towards recreational and business travelers, bringing together the leading travel information and service providers in one place. Yahoo! Travel provides one-stop access to our network of approximately 700 airlines, 50 car rental agencies, and 50,000 hotels through a partnership with Travelocity. In 2001, National Leisure Group joined forces with Yahoo! Travel, providing an extensive selection of approximately 5,000 cruise and vacation packages, bookable both online and over the telephone. During 2001, strategic media relationships were forged with top-tier travel airlines (American Airlines and Delta Airlines), car rental (Budget Car Rental) and hotel (Hotel Reservation Network) companies.

Communications Properties

Our Communications properties provide industry leading, essential free and fee-based services to many of our users. Our registered members communicate one-to-one, one-to-many and many-to-many through our integrated Mail, Messenger, Personals, Chat, GeoCities, Groups and Greetings services.

Yahoo! Mail and Yahoo! Messenger, our instant messaging platform, are among the most popular messaging systems on the Internet. Our free Yahoo! Mail service includes basic email as well as video email capabilities. In addition, we also offer for-pay enhancements including extra email storage. For Yahoo! Messenger, free enhancements beyond the basic service include IMVironments™, Web cam video capabilities and international PC-to-phone calling.

While Yahoo! Personals has existed since 1997, a premium "for pay" version was introduced in 2001. Through the "ClubConnect" subscription service, users are able to start conversations with singles that have posted personal ads on Yahoo! Personals. Users can also purchase an Enhanced Ad option designed to create personal ads that stand out. Free services include the ability to browse the personal ads, post personal ads and photos, and respond to messages received through a designated Personals Mailbox.

Our Yahoo! Groups platform is one of the Internet's most popular group email services, enabling millions of members to communicate with other individuals of similar interests. We have also developed a suite of services that help users manage their personal information, such as Address Book, Calendar, Photos and Briefcase. Users can access their personal information from the Web through their personal computers or other devices such as personal digital assistants (PDA's), pagers and cell phones, using Yahoo! Mobile.

We also offer a powerful suite of voice services aimed at increasing the convenience for members to access information and communicate with anyone worldwide. These services, including Yahoo! by Phone and Yahoo! Phone Card, offer consumers a convenient way to gain easy access to their online information from familiar devices and remain connected. With Yahoo! by Phone, people use natural speech interaction or a touch-tone keypad on any phone to gain easy access to our essential services, including Yahoo! Mail, which is read to the user using advanced text-to-speech technology. In addition through our Yahoo! Everywhere product, we offer many of our featured network services available through wireless and/or alternative devices. These services include My Yahoo!, Mail, Sports, Finance, News, Weather, Calendar, Address Book, Movie Listings, Auctions, Yellow Pages, Driving Directions and People Search, among others.

Enterprise Solutions

Our Enterprise Solutions consist of three primary service offerings: Yahoo! Portal Solutions, Yahoo! Broadcast Solutions and Small Business Services. The main focus is to provide communications solutions to help businesses more easily aggregate and distribute business critical information and interact with their target audiences.

Yahoo! Portal Solutions, formerly known as Corporate Yahoo!, is a leading provider of enterprise information portal solutions that integrate personalized Yahoo! content and services with corporate data and applications for intranets and extranets through the use of deep open standards. Specifically, these solutions allow portal administrators to control the aggregation, personalization and delivery of multi-language content, services and applications that will be accessed by the end-users. These solutions also deliver to our enterprise customers a unified, personalized, and integrated web presence. We have reseller relationships with SAP and Novell to deliver customized portal solutions leveraging this technology.

Yahoo! Broadcast Solutions is a leading provider of Internet broadcasting, communications and collaboration tools to business customers. Whether it be live product launches, global corporate meetings or distributed learning, Broadcast Solutions' tools, infrastructure and partnerships are integrated to provide end-to-end solutions for our business customers. Through the Webcast Studio platform, Yahoo! Broadcast Solutions also offers enhanced data tools and new dynamic interfaces that are focused on specific marketing, training, conference and corporate communications needs. The Webcast packages combine interactive applications, consulting and production services, and promotion or distribution options, for marketers to deliver targeted information. During 2001, Yahoo! Broadcast Solutions launched Training Management Studio, a service that offers online training combining audio and video, and Virtual Conference, a service that makes numerous subject tracks available for live or on demand viewing and that can be accessed by thousands of individuals at numerous global locations.

Small Business Services provides resources, planning tools, research and advice to assist individuals with starting their own online business, as well as to help existing small businesses with expanding their online operations. Our small business offering provides customers with a complete set of services to: develop an online presence (through domain name registration, web hosting, and Yahoo! Business Mail); sell their products online through Yahoo! Store and through integrated points of distribution such as Yahoo! Auctions, Yahoo! Warehouse, Yahoo! Shopping and Yahoo! Classifieds; and promote and market online through Yahoo! Express directory placement, Yahoo! Sponsored Sites, Yahoo! Yellow Pages, and Ad Manager, a self-service advertising tool that enables Yahoo! Store merchants to create, purchase and manage advertising campaigns on the Yahoo! network. Additionally, the number of Yahoo! Shopping and Yahoo! Stores merchants rose from more than 13,000 merchants in 2000 to more than 17,000 in 2001.

Access & Distribution Services

During 2001, we announced a strategic alliance with SBC Communications Inc. ("SBC") to offer a co-branded Internet service to millions of DSL (broadband) customers in SBC's 13-state region and to dial-up subscribers nationwide. The service, which is expected to launch during mid 2002, will offer consumers integrated access and premium service offerings on a subscription basis, and will include a suite of Yahoo! and SBC customized products and services.

OTHER PROPERTIES & PERSONALIZED SERVICES

We also have user services that span across some or all of our vertical properties including Yahoo! Wallet, Yahoo! PayDirect and Yahoo! Companion. Yahoo! Wallet enables users to enter their financial, billing and shipping information into a secure location once and reuse the information for purchases throughout the Yahoo! network without re-entering the information. Yahoo! PayDirect from HSBC Bank plc ("HSBC"), an online person-to-person payment solution, is a service that enables Yahoo! consumers to request, receive, send, and make payments over the Internet, eliminating the need for mailing paper checks and money orders. Yahoo! Companion is a browser add-on that enables users to conveniently access our properties and services from anywhere on the Web.

We also offer personalized user services that are designed to enable efficient use of our properties and services worldwide. A cornerstone of these services is the universal registration system that permits users to easily access properties and services, including My Yahoo!, Yahoo! Chat, Yahoo! Mail, Yahoo! Messenger, Yahoo! Bill Pay, Yahoo! PayDirect, Yahoo! Message Boards, Yahoo! Shopping, Yahoo! Auctions, Yahoo! Clubs, Yahoo! Groups, Yahoo! Personals, Yahoo! Classifieds, Yahoo! Address Book, and Yahoo! Calendar under a single username.

My Yahoo! is our personalized Web information service that allows registered members to create a personal profile which organizes and delivers information of personal interest to the user via a user-customized interface. Users are able to capture their favorite Yahoo! properties and services in one convenient location. From essential information and services, such as news, stock quotes, stock portfolio management, national headlines, local and national weather and sports scores, to more specific applications such as movie show times, ski reports, best travel fares, health tips and traffic reports, My Yahoo! members have information of personal interest available at their fingertips in a customized format. With the My Yahoo! platform, we are able to deliver targeted product, advertising and transaction-based services.

GEOGRAPHIC PROPERTIES

We seek to build upon our global user base by developing Internet properties focused on geographic regions, which include foreign countries as well as domestic metropolitan areas. We have launched numerous geographically targeted Web properties. Additional information required by this item is incorporated herein by reference to Note 9 "Segment and Geographic Information" of the Notes to the Consolidated Financial Statements which appears in Item 8 of this Annual Report on Form 10-K.

We have developed 24 international online properties in 13 languages, including localized versions of Yahoo! in Argentina, Asia, Australia & New Zealand, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, Norway, Singapore, Spain, Sweden, Taiwan and the United Kingdom & Ireland, in addition to Yahoo! guides in Spanish, Mandarin Chinese and Canadian French languages. Outside the English-speaking markets, we have built independent directories of local language Web sites and other content, developed by native speakers of each language. We own a majority or 100% of the non-US operations (except in Japan), and have established offices internationally to facilitate the local development of these businesses. We have pursued a consistent strategy of content aggregation with leading third parties and currently plan to continue to rollout certain selected properties and services for our international markets.

Our joint ventures with SOFTBANK and its affiliates, a holder of approximately 20% of our Common Stock as of December 31, 2001, include Yahoo! Germany, Yahoo! United Kingdom, Yahoo! France ("Yahoo! Europe"), Yahoo! Japan and Yahoo! Korea. These joint ventures were formed to establish and manage local versions of our properties in the respective countries. As of December 31, 2001, we owned approximately 70% of Yahoo! Europe, 34% of Yahoo! Japan and 67% of Yahoo! Korea.

REVENUE CLASSIFICATIONS

Marketing Services revenues are primarily generated from the sale of banner and sponsorship advertisements. Banner agreements typically consist of targeted and non-targeted advertising that appears on or around pages within the Yahoo! network. Sponsorship agreements take many forms including: high profile promotions that are typically focused on a particular event, such as a sweepstakes; branded content integration into our properties allowing marketers to provide contextually relevant information to consumers; and merchant sponsorship opportunities on targeted advertising inventory encouraging users to complete a transaction. Direct marketing revenues result from email campaigns targeted to certain members of our registered community who have indicated a willingness to receive such promotions. Hypertext links are embedded in each advertisement, sponsorship or directed email to provide the user with instant access to the advertiser's Web site, to obtain additional information or to purchase products and services. Additionally, we offer online research and data services, enabling marketers to better understand their customers profiles and behaviors.

Although a significant amount of advertising purchases on our properties are for general rotation on pages within the Yahoo! network, we also offer highly-targeted marketing opportunities that are designed to deliver greater value to advertisers through more focused audiences. By developing an extended family of Yahoo!-branded properties, we seek to offer advertisers a wide range of placement options and promotional opportunities. Essential Marketing Solutions is an integrated set of sales and marketing tools built on the Yahoo! network and delivered in an integrated manner to our global audience. It consists of innovative, interactive marketing programs designed to provide one-stop shopping for companies seeking to secure a measurable Internet presence. Essential Marketing Solutions is focused on satisfying six of the most common marketing needs: acquisition, sales promotion, research, efficiency, optimization, branding and retention.

We maintain three primary channels for selling our marketing services: online, telephone and direct. Our Sponsored Matches service, which provides enhanced visibility for Web sites within Yahoo!'s search results, is sold through our online channel by Overture Services, Inc. Under this agreement, our search results pages feature Overture's top-five Pay-for-Performance search listings sold by its advertisers. Our telemarketing channel focuses on sales of online marketing services to small and medium-size businesses. Our direct advertising sales team focuses on selling our marketing services and solutions to leading agencies and marketers in the United States. As of December 31, 2001, we employed advertising sales professionals in nine locations across the U.S. including: Atlanta, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York and the San Francisco Bay Area. Our advertising sales organization consults regularly with agencies and customers on design and placement of Web-based advertising, and provides clients with measurements and analyses of advertising effectiveness. In addition to its geographic sales structure, we have vertical advertising sales teams for automotive, consumer packaged goods, entertainment, finance, retail, pharmaceuticals, sports, technology, telecommunications, travel and advertising agencies. In international markets, our own internal sales representatives handle our advertising sales. In some countries, where we have not established full operational capacity, sales agency relationships have been established.

Fees and listings revenues are generated from a variety of consumer and business fee and listings-based services, including Small Business Services, Yahoo! Portal Solutions, Yahoo! Broadcast Solutions, Yahoo! Personals and certain Yahoo! Search and Directory services. Our Yahoo! Portal Solutions and Yahoo! Broadcast Solutions sales are handled by a designated sales team.

Transactions revenues include service fees for facilitating transactions through the Yahoo! network. We offer a technology platform directed toward the complete deployment of a commerce-enabled Web site with email, reporting, payment processing, and search functionality. This technology is currently available in the Yahoo! Shopping and Yahoo! Store properties, enabling large and small merchants to transact business online.

PRODUCT DEVELOPMENT

We continually enhance existing services and develop new services to meet evolving consumer demand for technological innovation. Our domestic engineering and production teams are primarily located in our Sunnyvale, California headquarters and in Dallas, Texas. Locally-based teams handle most international production and engineering. We have developed substantially all of our services internally.

EMPLOYEES

As of December 31, 2001, we had approximately 3,000 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. See the "Risk Factors" section below for a further discussion of certain risks related to our employees.

RISK FACTORS

We are in a highly competitive industry and some of our competitors may be more successful in attracting and retaining customers.

The market for Internet products and services is highly competitive, and we expect that competition will continue to intensify. Negative competitive developments could have a material adverse effect on our business and the trading price of our stock.

We compete with many other providers of online navigation, information, entertainment, business, community, electronic commerce and broadcast services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

  •
  companies offering communications, information and entertainment services either on a stand alone basis or integrated into other products and media properties;

  •
  vertical markets where competitors may have advantages in expertise, brand recognition, and other factors;

  •
  manufacturers of personal computers or software who may develop their own Internet portals to which they would direct their customers;

  •
  online employment recruiting companies;

  •
  online merchant hosting services; and

  •
  online broadcasting of business events.

In particular, we face significant competition from AOL Time Warner and Microsoft (MSN). The combination of America Online and Time Warner provides America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo!, including Terra Lycos. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. We also face competition from Websites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences, deepen our relationships with our users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position.

A large number of these Websites and online services as well as high-traffic e-commerce merchants such as Amazon.com, also offer or are expected to offer informational and community features that may be competitive with the services that we offer. In order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance such capabilities. Any of these efforts could have a material adverse effect on our business, operating results and financial condition and be dilutive to our stockholders.

Our intellectual property rights are costly and difficult to protect.

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as critical to Yahoo!'s success. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. For example, we have obtained the registration for certain of our trademarks, including "Yahoo!" and "Yahooligans!." Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet, and while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant portions of Yahoo! directory listings for use in competitive Internet navigational tools and services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

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

Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the year 2000, revenues in the year 2001 were substantially lower than revenues in the prior year. In addition, Yahoo! currently expects that its operating expenses will continue to increase as we expand our sales and marketing operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Additionally, we are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We have experienced a decline in our stock price and market capitalization and our industry is experiencing a slower growth rate than historically realized. If such factors continue, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or amortizable intangible assets is determined. At December 31, 2001, our goodwill and other intangible assets were $214.9 million.

We also hold investments in securities of technology companies. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, we have realized decreases in the market value of such investments of $38.0 million in 2001 which have been recorded in our consolidated statement of operations. We may realize further decreases in the market value of certain investments in future periods.

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

In addition, we are experiencing a shift in the source of our advertising revenues from Internet companies to companies in more traditional lines of business. These advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs. If we are unsuccessful in adapting to the needs of our changing mix of advertisers, it could have a material adverse effect on our business, operating results and financial condition. In addition, Internet companies are ceasing to spend money on advertising at a faster pace than we anticipated, and companies in more traditional lines of business are not spending money on advertising as quickly as we anticipated. These conditions could have a material adverse effect on our business, operating results and financial condition.

Most of our revenues are currently derived from agreements with advertisers or sponsorship arrangements. Our agreements with advertisers and sponsors generally have terms of three years or less and, in many cases, the terms are much shorter. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Many of our advertisers are Internet companies which, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to forecast these revenues accurately. However, our expense levels are based in part on expectations of future revenues and are fixed over the short-term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results.

We also generate revenue from our search and directory capabilities through an advertiser's purchase of an enhanced placement in our results. Yahoo! Sponsor Matches, offered through keyword search-driven inquiries, is currently provided through an alliance with a third party. If we are unable to continue to secure an arrangement with a third party provider on terms which are acceptable to us, or we are unable to develop our own ability to provide this service, our revenue could be adversely affected.

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

In addition, the September 11, 2001 terrorist attacks and the United States' military response, may contribute to continued general economic weakness and, accordingly, further reductions in advertising spending. Acts of war and terrorism against the United States, and the United States' response to such acts, may also exacerbate or prolong a general slowdown in the U.S. advertising market and the economy, which could cause our advertising or other revenues to decrease or fail to grow.

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

Currently, a substantial portion of the traffic on our online properties is directed at our communications services, such as email, instant messaging, calendaring and chat rooms, and we expect this trend to continue for the foreseeable future. We provide these and other basic communications services free of charge to users, as is the case with most of our competitors, and have not yet determined an effective means of generating revenues directly from providing such services. Alternative revenue models for our communications and electronic commerce services, such as subscription fees and commissions, are relatively unproven and may not generate sufficient revenues to be meaningful to us. Currently, we are dependent upon the use of other Yahoo! services to generate revenues from our communications services, and there is a risk that this relationship will not be sustained. As communications services become an increasingly important part of our total offering, we must continue to provide new communications applications that are compelling to users and utilize more sophisticated communications technologies to provide such applications to many types of access devices in addition to the personal computer, while continuing to develop an effective method for generating revenues for such services. In addition, the development of these technologies requires long development cycles and a more significant investment by us. If we were unable to develop such applications or use such technologies, the size and rate of growth in our user base would be adversely affected. If we cannot develop a direct or indirect means by which we generate revenues from our communications services that are greater than the cost of providing such services, our business, operating results and financial condition would be materially adversely affected.

We may not be successful in expanding the number of users of our electronic commerce services and our ability to effectively provide these services is limited because to date, we have not had a direct billing relationship with our users.

We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties. These properties, such as Yahoo! Shopping, link users with a network of retailers with whom we have relationships. We do not establish a direct billing relationship with our users as a result of any purchases they may make with the retailers. In addition, a large number of our users currently utilize Yahoo!'s online shopping services simply to gather information for future offline purchases. We will need to effectively induce information gatherers to make purchases in order for our electronic commerce properties to be successful. Finally, the success of our electronic commerce properties will also depend on, among other things, our ability to attract and retain well-known brands among our network of retailers. The revenue that we derive from our electronic commerce services is typically in the form of a commission paid by the retailer from whom our user purchased a product. Users who had a favorable buying experience with a particular retailer may contact that retailer directly for future purchases rather than through our service. If our users bypass our electronic commerce properties, such as Yahoo! Shopping, and contact retailers directly, we will not receive any revenue for purchases made through such direct contact. Competing providers of online shopping, including merchants with whom we have relationships, may provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services. The inability of our electronic commerce properties to generate significant revenues could have a material adverse effect on our business.

Our business and enterprise services, while costly to develop, may fail to gain market acceptance.

We have invested a significant amount of money and resources in the creation of our business and enterprise services, such as Yahoo! Webcast Studio, which allows business customers to create and stream their own corporate events, and Yahoo! Portal Solutions, a customized enterprise portal solution. Many of these services are unproven and may fail to gain market acceptance. Because the market for these business and enterprise services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. We cannot assure you that the market for business and enterprise services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, our operating results could be adversely affected.

We will continue to expand our operations into international markets in which we have limited experience, are faced with relatively higher costs and are exposed to greater risks.

A key part of our strategy is to develop Yahoo!-branded online properties in international markets. We have developed, through joint ventures, subsidiaries and branch offices, Yahoo! properties localized for over 20 other countries. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally, and we rely on the efforts and abilities of our foreign business partners in such activities.

We believe that in light of substantial anticipated competition, we need to expand our operations in international markets quickly in order to obtain market share effectively. However, in a number of international markets, especially those in Europe, we face substantial competition from Internet Service Providers (ISPs) that offer or may offer their own navigational services. Many of these ISPs have a dominant market share in their territories. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of international online properties. We have selected international markets that may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

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

  •
  longer payment cycles;

  •
  currency exchange rate fluctuations;

  •
  political and economic instability and export restrictions;

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

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, president, chief financial officer, chief technical officer, executive and senior vice presidents, and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the cases of our chairman and chief executive officer, executive vice president for North American operations and certain new senior vice presidents, only recently joined us. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. For example, we have recently announced the departure in April 2002 of our current president and chief operating officer, Jeff Mallett. We are currently engaged in a search for Mr. Mallett's successor. We may experience similar departures from our domestic or international business units in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest, and an employee may be more likely to leave Yahoo!'s employ upon completion of the vesting period for the initial option grant.

We expect that we will need to hire additional personnel in designated growth areas. The competition for qualified personnel is intense, particularly in the San Francisco Bay Area, where our corporate headquarters are located. At times, we have experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. We do not maintain key person life insurance for any of our personnel. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, our business will be adversely affected.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances.

Yahoo! is one of the most highly trafficked Websites on the Internet and is regularly exceeding previous standards for numbers of simultaneous users, unique users and daily page views delivered. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties, and it is unclear whether current or future anticipated levels of traffic or use of services will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose. The architecture is highly complex and may not provide satisfactory service in the future, especially as email and certain other communications services become an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content and other rich media offerings increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex, and require additional technical expertise. If we fail to successfully scale our broadcasts to large audiences of simultaneous users, such failure could adversely affect that portion of our business. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture may have a material adverse effect on our business, operating results and financial condition.

Our competitors often provide Internet access or computer hardware to our users, and our competitors could make it difficult for our users to access our services.

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

More individuals are utilizing non-PC devices to access the Internet, and we may not be successful in developing a version of our service that will gain widespread adoption by users of such devices.

In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, cellular telephones and television set-top devices, is expected to increase dramatically. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult, and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for online services.

As the majority of our revenues are derived through the sale of banner and other advertising optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-generating online properties that are adopted by a significant number of alternative device users could have a material adverse effect on our business, operating results and financial condition.

We rely on the value of the Yahoo! brand, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the Yahoo! brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brand. We will spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brand during 2002 and beyond. We may not be able to successfully maintain or enhance consumer awareness of the Yahoo! brand and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance consumer awareness of the Yahoo! brand in a cost-effective manner, our business, operating results and financial condition would be materially and adversely affected.

The successful operation of our business depends upon the supply of critical elements from other companies.

We depend upon third parties, to a substantial extent, for several critical elements of our business, including various technology, infrastructure, content development, software and distribution components.

Technology and Infrastructure. We rely on private third-party providers, including Exodus, a Cable & Wireless Service and its affiliates and Level 3 Communications, for our principal Internet connections, co-location of a significant portion of our data servers and network access. We also rely on Network Appliance for key components of our email service. Any disruption in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. For example, Exodus was recently acquired out of bankruptcy proceedings by Cable & Wireless. Any continued financial difficulties for Exodus may have negative effects on our business, the nature and extent of which we cannot predict. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Furthermore, we depend on hardware suppliers for prompt delivery, installation and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Distribution Relationships. To increase traffic for our online properties and services and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers, such as Microsoft, operators of online networks and leading Websites, software developers and computer manufacturers, such as Sony, and telecommunications companies, such as Sprint PCS. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into additional distribution relationships. Any failure to obtain distribution or to obtain distribution on terms that are reasonable, could have a material adverse effect on our business, results of operations, and financial condition.

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

Our dependence on third party content and service providers subjects us to risks.

Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content that attracts users to our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties such as Reuters. We also obtain important elements of our search service from our relationship with Google. In particular, Yahoo! Broadcast and our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both locally and abroad, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our advertising revenue.

As we provide more audio and video content, particularly music, we may be required to spend significant amounts of money on content acquisition and content broadcasts.

Until recently, the majority of the content that we provided to our users was in print, picture or graphical format and was either created internally or licensed to us by third parties for little or no charge. However, we have been providing recently and intend to continue to provide increasing amounts of audio and video content to our users, such as the broadcast of music, film content, speeches, news footage, concerts and other special events, through our broadcast services and other media and entertainment properties, and such content may require us to make substantial payments to third parties from whom we license or acquire such content. For example, in order to broadcast music through our online properties, we are currently required to pay royalties both on the copyright in the musical compositions and the copyright in the actual sound recordings of the music to be broadcast. We currently have obtained rights from ASCAP, BMI and SESAC that permit Yahoo! to engage in the public performance of musical compositions for which they control the rights. These rights have been obtained pursuant to short-term agreements or are under negotiation. With respect to the copyrights in the specific sound recordings that we broadcast, the Digital Millennium Copyright Act (DMCA) includes statutory licenses for the performance of such sound recordings and for the making of recordings to facilitate transmissions. Under these statutory licenses, we will be required to pay licensing fees for the public performance of sound recordings delivered through retransmissions of radio broadcasts and Internet-only programming. The DMCA does not specify the rate and terms of the licenses, which were recently recommended by a copyright arbitration royalty panel (CARP) supervised by the United States Copyright Office and which are anticipated to be finally determined in June 2002. If the royalty rates under negotiation or determined in the arbitration are altered in the future to be above our expectations, if the royalty rates charged by the various performance rights societies increase or if any of these or other parties with music licensing rights impose terms that make it difficult or impossible to broadcast music through our properties, we may be unable to provide music content to our users in a cost-effective manner. We believe that users of Internet services such as the Yahoo! online properties will increasingly demand high-quality audio and video content. The revenue we receive as a result of our audio and video broadcasts may not justify the costs of providing such broadcasts. Our inability to cost-effectively provide high-quality audio and/or video content to our users could have a material adverse effect on our business, operating results and financial condition.

We must manage our growth and consolidation successfully, including the integration of recently-acquired companies, in order to achieve our desired results.

We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. We also reduced our workforce in 2001 to decrease our costs and create greater operational efficiency. This growth and consolidation requires significant time and resource commitments from us and our senior management. Further, as a result of recent acquisitions and international expansion, approximately one-half of our employees are based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our consolidations effectively, our business will be adversely affected.

As part of our business strategy, we have completed several acquisitions (including the acquisition of HotJobs.com in February 2002) and expect to enter into additional business combinations and acquisitions. Acquisition transactions are accompanied by a number of risks, including:

  •
  the difficulty of assimilating the operations and personnel of the acquired companies which may be geographically dispersed;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the difficulty of incorporating acquired technology or content and rights into our products and media properties and unanticipated expenses related to such integration;

  •
  the negative impact on reported earnings if any of our previously completed transactions that are expected to continue to qualify for pooling of interest accounting treatment for financial reporting purposes fail to continue to so qualify;

  •
  the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

  •
  the failure to successfully develop an acquired in-process technology resulting in the impairment of amounts currently capitalized as intangible assets;

  •
  the impairment of relationships with employees and customers of either an acquired company or our own business as a result of any integration of new management personnel; and

  •
  the potential unknown liabilities associated with acquired businesses.

We may not be successful in addressing these risks or any other problems encountered in connection with such acquisitions and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could have a material adverse effect on our business, operating results and financial condition.

We may be subject to legal liability for online services.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2001, the closing sale prices of our common stock on the Nasdaq ranged from $42.88 to $8.11 per share and the closing sale price of our common stock on March 13, 2002 was $19.22 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Management and one large stockholder beneficially own approximately 32.6% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

Yahoo!'s directors and executive officers and SOFTBANK beneficially owned approximately 32.6% of Yahoo!'s outstanding common stock as of February 26, 2002. Eric Hippeau is a member of our board of directors and is also a Managing Partner of SOFTBANK Capital Partners, an affiliate of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of our common stock.

Our operations could be significantly hindered by the occurrence of a natural disaster or other catastrophic event.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, the majority of our network infrastructure is located in Northern California, an area susceptible to earthquakes. In the recent past, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could have a material adverse effect on our business, operating results, and financial condition.

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

In addition, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock (of which 2,000,000 shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deterring or preventing a change of control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Yahoo!, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

Terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price or adversely affect our business.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as Yahoo!. These attacks have and may continue to lead to armed hostilities or may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

Item 2. Properties

Our headquarters is a leased office complex located in Sunnyvale, California, which aggregates approximately 807,000 square feet. Office space for our international subsidiaries is leased in Amsterdam, Bangalore, Beijing, Buenos Aires, Copenhagen, Hamburg, Hong Kong, London, Madrid, Melbourne, Mexico City, Milan, Munich, Paris, Sao Paulo, Seoul, Shanghai, Singapore, Sydney, Taipei and Toronto. We also lease offices in Atlanta, Baltimore, Boston, Chicago, Dallas, Detroit, Houston, Los Angeles, Miami, New York, San Diego, San Francisco, Seattle, and Washington, D.C. Our principal Web server equipment and operations are maintained by both Exodus, a Cable & Wireless Service, and by Sprint in Santa Clara, California.

We also have an agreement committing to lease two additional buildings adjacent to our headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

Item 3. Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. Currently, our subsidiary Launch Media, Inc. ("Launch") is engaged in a lawsuit regarding copyright issues which commenced prior to our entering into an agreement to acquire Launch. In addition, from time to time, third parties assert patent infringement claims against Yahoo! in the form of letters, lawsuits and other forms of communication. Currently, we are engaged in two lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

We are not currently aware of any legal proceedings or claims that we believe are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to Yahoo!, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Part II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

Yahoo! Inc. Common Stock is quoted on the Nasdaq National Market System under the symbol "YHOO". The following table sets forth the range of high and low per share bid prices as reported for each period indicated and reflects all stock splits effected:

	2001		2000
	High	Low	High	Low

First quarter	$43.38	$13.50	$237.50	$153.81
Second quarter	23.70	11.38	167.38	112.06
Third quarter	20.87	8.02	139.81	90.38
Fourth quarter	19.50	8.45	87.94	25.63

We had 9,441 stockholders of record as of February 26, 2002. We have not declared or paid any cash dividends on our Common Stock. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

We did not make any unregistered sales of our Common Stock during the fourth quarter of 2001.

Item 6.    Selected Financial Data

	Years Ended December 31,
(in thousands, except per share amounts)
	2001	2000	1999	1998	1997

Net revenues	$717,422	$1,110,178	$591,786	$245,132	$84,108
Net income (loss)	(92,788)	70,776	47,811	(13,641)	(43,376)
Net income (loss) per share – basic	$(0.16)	$0.13	$0.09	$(0.03)	$(0.11)
Net income (loss) per share – diluted	$(0.16)	$0.12	$0.08	$(0.03)	$(0.11)
Shares used in per share calculation – basic	569,724	550,657	516,237	440,131	391,542
Shares used in per share calculation – diluted	569,724	610,678	599,558	440,131	391,542

	December 31,
	2001	2000	1999	1998	1997

Cash, cash equivalents and investments in marketable debt securities	$1,471,993	$1,658,666	$1,004,300	$636,079	$136,581
Restricted cash and restricted long-term investments	258,662	30,000	–	–	–
Working capital	693,016	979,635	796,653	531,032	136,714
Total assets	2,379,346	2,269,576	1,520,129	790,471	203,351
Mandatorily redeemable convertible preferred stock	–	–	52,173	9,923	–
Stockholders' equity	$1,967,017	$1,896,914	$1,251,732	$676,361	$137,241

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to, those discussed below, the results of any acquisition we may complete and in the section in this Annual Report on Form 10-K entitled "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof and do not reflect the results of any acquisitions which we have completed since December 31, 2001. Yahoo! Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K to be filed by us in fiscal year 2002.

OVERVIEW

Yahoo! Inc. ("Yahoo!") is a global Internet business and consumer services company that offers a comprehensive branded network of properties and services, currently to more than 219 million individuals worldwide. As the first online navigational guide to the Web, www.yahoo.com, is a leading guide in terms of traffic, advertising, household and business user reach. Yahoo!'s global brand reaches the largest audience worldwide. Through Yahoo! Enterprise Solutions, we also provide online business and enterprise services designed to enhance the productivity and Web presence of our clients. Our global Web network includes 24 world properties. Headquartered in Sunnyvale, California, we have offices in the United States, Europe, Asia, Latin America, Australia and Canada.

We conduct our business globally and manage it geographically. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the United States and International.

Revenues.  Our revenues are derived principally from services, which include marketing services, fees and listings, and transactions. No one customer accounted for 10% or more of net revenues during these periods.

Marketing services revenues are primarily generated from the sale of banner and sponsorship advertisements. Banner advertising agreements typically range from one week to three years. Sponsorship advertising agreements have longer terms, ranging from three months to five years, and often involve multiple element arrangements. Banner and sponsorship advertisement revenues are recognized as "impressions" are delivered or ratably over the contract period, where applicable, and when collection of the resulting receivable is reasonably assured. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Yahoo! network. We recognize revenue on these arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."

Periodically, we engage in barter transactions for marketing services. Barter revenue is recognized over the periods in which we complete our obligations under the arrangement. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided or received, whichever was more readily determinable in the circumstances. In January 2000, we adopted Emerging Issues Task Force No. 99-17 ("EITF 99-17"), "Accounting for Advertising Barter Transactions," which requires advertising barter transactions to be valued based on similar cash transactions that have occurred within six months prior to the barter transaction. Barter revenues represented 7%, 7%, and 8% of total revenues for 2001, 2000 and 1999. During 2001, we delivered approximately 1.6 billion impressions, as compared to 1.1 billion in 2000, under barter arrangements where fair value was not determinable under EITF 99-17, and accordingly revenue was not recognized.

Fees and listings revenues consist of revenues generated from a variety of consumer and business fee and listings-based services, including Small Business Services, Yahoo! Portal Solutions (formerly known as Corporate Yahoo!), broadcasting live and on-demand events, Yahoo! Personals and certain Search and Directory services. With the exception of Yahoo! Portal Solutions, revenues are recognized in the month in which the services are performed, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. Revenues from Yahoo! Portal Solutions consist of software license arrangements and are recognized upon delivery of the software in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" and Statement of Position 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." Platform and maintenance revenues for Yahoo! Portal Solutions are recognized on a straight-line basis over the term of the contract. Software license revenues have represented less than 10% of total net revenues for 2001, 2000 and 1999.

Transactions revenues include service fees for facilitating transactions through the Yahoo! network, principally from our commerce properties. Transactions revenues are recognized upon notification from the customer that qualifying transactions have occurred and collection of the resulting receivable is reasonably assured.

Results of Operations

Net Revenues

Net revenues by groups of similar service were as follows (dollars in thousands):

	Years Ended December 31,
	2001	*	2000	*	1999	*
Marketing services	$538,771	75%	$968,274	87%	$533,323	90%
Fees and listings	146,445	20%	122,406	11%	55,268	9%
Transactions	32,206	5%	19,498	2%	3,195	1%

	$717,422		$1,110,178		$591,786

*
Percent of Net revenues

Marketing Services Revenues. Marketing services revenues are primarily generated from the sale of banner and sponsorship advertisements. Marketing services in 2001 decreased by $429.5 million, or 44%, as compared to 2000. The decrease is due primarily to the softening of the global economy which significantly impacted many of our customers' marketing budgets. Further impacting marketing services revenues was the decrease in commitment levels and related pricing from companies who advertise on the Internet. In addition, Internet companies spent significantly less money in 2001 due to diminished access to capital markets as compared to 2000 and 1999. During 2001, our customer base has shifted toward more traditional marketers. The increase in absolute dollars from 1999 to 2000 was due primarily to the increasing number of advertisers purchasing space on the Yahoo! network as well as an increase in the size of advertising purchased. Approximately 5,825 customers advertised on the Yahoo! network during 2001 as compared to approximately 6,025 and 5,200 in 2000 and 1999, respectively. No one customer accounted for 10% or more of net revenues during 2001, 2000 and 1999.

There can be no assurance that the purchasing pattern of customers advertising on the Yahoo! network will not continue to fluctuate, that advertisers will not continue to make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors. Due to our ongoing transition in customer base from Internet companies to companies in more traditional lines of business, as well as seasonality and the continuing weakness in world-wide economic conditions, we currently believe that 2002 marketing services revenues will remain comparable in absolute dollars with our 2001 marketing services revenues.

Fees and Listings Revenues. Fees and listings revenues consist of revenues generated from a variety of fee and listings-based services we provide. These services primarily include Small Business Services, Yahoo! Portal Solutions, broadcasting live and on-demand events, Yahoo! Personals and certain Search and Directory services. Fees and listings revenues in 2001 increased $24.0 million, or 20%, as compared to 2000. The increase is primarily attributable to the expanding deployment of Yahoo! Portal Solutions and monetization of certain Search and Directory services, as well as the increase in number of users for our other fee and listings-based services. The increase was partially offset by a decrease in revenues from broadcasted events, caused mainly by a decrease in the number of events to approximately 2,760 during 2001, as compared to 4,150 events during 2000. Fees and listings revenues in 2000 increased $67.1 million, or 121%, as compared to 1999. This increase was primarily attributable to the increasing number of events and average revenue per event broadcasted as well as the increasing number of users of the various fee and listings-based services. We broadcasted approximately 4,150 events during 2000, as compared to 3,600 during 1999. For 2002, we currently expect fees and listings revenues to increase in absolute dollars.

Transactions Revenues. Transaction revenues in 2001 increased by $12.7 million, or 65%, as compared to 2000 and increased by $16.3 million from 1999 to 2000. The year-over-year increases are primarily a result of the increasing number of electronic commerce transactions enabled on the Yahoo! network, principally from our commerce properties. In 2001, the increase in transactions is primarily driven by a shift from some of our marketing service agreements as well as a change in our Yahoo! Store platform, which have historically been fixed-pricing arrangements, towards performance-based agreements. Transactions revenues are also currently expected to increase in absolute dollars.

Overall, we currently expect total combined revenues for marketing services, fees and listings and transactions to increase in 2002 as compared to 2001.

Costs and Expenses:

Primary operating costs and expenses were as follows (dollars in thousands):

	Years Ended December 31,
	2001	*	2000	*	1999	*
Cost of revenues	$157,001	22%	$149,744	13%	$93,181	16%
Sales and marketing	386,944	54%	419,725	38%	223,980	38%
Product development	126,090	18%	117,268	11%	72,368	12%
General and administrative	79,351	11%	74,508	7%	42,441	7%
*
Percent of Net revenues

Cost of Revenues. Cost of revenues consists of the expenses associated with the production and usage of the Yahoo! network. These costs primarily consist of fees paid to third parties for content included on our online media properties, Internet connection charges, equipment depreciation, live event production costs, license fees and compensation related expenses.

Cost of revenues in 2001 increased by $7.3 million, or 5%, as compared to 2000. Cost of revenues in 2000 increased $56.6 million, or 61%, as compared to 1999. The year-over-year increases in absolute dollars are primarily a result of an increase in costs associated with growing network usage and additional content for new and enhanced services on the Yahoo! network. As measured in page views (defined as electronic page displays) per day, we delivered an average of approximately 1.32 billion page views per day in December 2001 compared to 900 million page views per day in December 2000 and an average of approximately 470 million page views per day in December 1999. Yahoo! Japan, an unconsolidated joint venture with SOFTBANK, is included in these page view figures and accounted for an average of approximately 196 million page views per day in December 2001, 116 million page views per day in December 2000 and 39 million page views per day in December 1999.

We currently anticipate that cost of revenues will continue to increase modestly in absolute dollars in 2002, as network usage increases and additional content is introduced for new and enhanced services.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses in 2001 decreased $32.8 million, or 8%, as compared to 2000. This was primarily the result of our overall effort to manage discretionary costs and the 2001 Restructuring programs described below. The cost efficiencies gained in 2001 were partially offset by costs related to the continued investment in our consolidated international subsidiaries. The year-over-year increase in sales and marketing expenses as a percentage of net revenues is primarily due to lower marketing services revenues. Sales and marketing expenses in 2000 increased $195.7 million, or 87%, as compared to 1999, primarily as a result of the increase in advertising and distribution costs associated with our aggressive brand-building strategy, increases in compensation expense associated with growth in the direct sales force and marketing personnel, expansion in the international subsidiaries and an increase in sales commissions associated with the increase in revenues.

We currently anticipate that sales and marketing expenses in absolute dollars will be relatively consistent in 2002 as compared to 2001.

Product Development. Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

Product development expenses in 2001 increased $8.8 million, or 8%, as compared to 2000 and increased $44.9 million, or 62%, from 1999 to 2000. The year-over-year increases in absolute dollars are primarily attributable to increases in the total compensation for engineers that develop and enhance media properties on the Yahoo! network and their related compensation during the respective years, offset by savings obtained through our 2001 Restructuring programs described below.

We believe that continued investments in product development are required to remain competitive. Consequently, we currently anticipate that product development costs in absolute dollars will increase modestly in 2002 compared to 2001.

General and Administrative. General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses in 2001 increased $4.8 million, or 6%, as compared to 2000 and increased $32.1 million, or 76%, from 1999 to 2000. The year-over-year increases in absolute dollars were primarily attributable to increases in the above areas, partially offset by decreases from cost efficiencies obtained through our 2001 Restructuring programs, described below.

We currently believe that general and administrative expenses in absolute dollars will increase modestly in 2002 compared to 2001.

Amortization of Intangibles. From time to time we have purchased, and expect to continue purchasing, assets or businesses which may result in the creation of intangible assets.

Amortization of intangibles expenses was $64.1 million for 2001, or 9%, of net revenues. For 2000 and 1999, amortization of intangibles expenses were $28.3 million and $23.3 million, or 3% and 4% of net revenues, respectively. The year-over-year absolute dollar increases in amortization of intangibles are primarily the result of acquisitions accounted for under the purchase method of accounting during those years. Effective January 1, 2002, we have adopted the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," under which goodwill will no longer be amortized and will be tested for impairment at least annually. See "Recent Accounting Pronouncements" for further information related to the adoption of SFAS 142.

Restructuring Costs. In April and December 2001, we announced restructuring programs to balance our investment in growth areas with the desire to modify our near-term business plan to reflect the current economic and capital market slowdown. These restructuring programs included worldwide workforce reductions, consolidation of excess facilities and other charges. As a result of these restructuring programs, we recorded restructuring costs of $57.5 million classified as operating expenses in 2001.

Worldwide Workforce Reduction. The restructuring programs resulted in a workforce reduction of approximately 650 employees across certain business functions, operating units, and geographic regions. The worldwide workforce reductions in April and December 2001 were substantially completed within 2001. We recorded a workforce reduction charge of $15.1 million in 2001 relating primarily to severance and fringe benefits.

Consolidation of Excess Facilities and Other Charges. We recorded a restructuring charge of $42.3 million in 2001 relating to the consolidation of excess facilities and other charges. Of this charge, approximately $31.1 million was primarily for excess facilities relating to lease terminations and non-cancelable lease costs. This estimate is based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Property and equipment that was disposed of or removed from operations resulted in a net charge of $9.4 million and consisted primarily of furniture and fixtures, servers, leasehold improvements, and computer equipment. We also recorded other restructuring costs of $1.8 million relating primarily to payments for professional fees incurred with the restructuring program.

A summary of the restructuring costs is as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Accrual at December 31, 2001

Workforce reduction	$15,137	$(5,411)	$(5,901)	$3,825
Consolidation of excess facilities and other charges	42,334	(9,380)	(7,279)	25,675

Total	$57,471	$(14,791)	$(13,180)	$29,500

The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. The accrual related to the workforce reduction was substantially paid subsequent to December 31, 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012. We have substantially completed the implementation of the restructuring programs during the fourth quarter of 2001. We expect the restructuring programs to result in annual savings of approximately $65 million in operating expenses effective January 2002.

Acquisition-Related Costs. Acquisition-related costs consist primarily of contract and facility termination expenses, write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of certain employees and various registration and filing fees incurred in connection with business combinations recorded under the pooling-of-interests method of accounting. We also expensed certain in-process research and development that had not yet reached technological feasibility and had no alternative future use in connection with business combinations recorded under the purchase method of accounting.

Acquisition-related costs were $4.8 million, $22.8 million and $88.0 million for 2001, 2000 and 1999. Acquisition-related costs in 2001 were for incremental costs associated with the final settlement of a facilities lease termination in connection with the eGroups acquisition. During 2000, these costs related primarily to the acquisition of eGroups. During 1999, these costs related to the acquisitions of Encompass, GeoCities, Online Anywhere, broadcast.com, ONElist, Inc., Log-Me-On and ISSG.

Due to the elimination of the pooling-of-interests method of accounting for business combinations as a result of the issuance of Statement of Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," future acquisition-related costs are expected to be limited to in-process research and development for technologies acquired in business combinations that has not yet reached technological feasibility and has no alternative future use. Such amounts could have a significant impact on future financial results.

Other Income (Loss), Net. Other income (loss), net was as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Interest income	$91,931	$84,602	$36,273
Investment gains (losses)	(26,623)	(118,943)	–
Contract termination fee	9,000	–	–
Earnings in equity interests	4,356	1,428	1,760
Other	(1,526)	(788)	(361)

	$77,138	$(33,701)	$37,672

Other income (loss), net was $77.1 million, $(33.7) million and $37.7 million for 2001, 2000 and 1999. The increase from 2000 to 2001 was primarily the result of the smaller net investment loss of $26.6 million (which includes a gain of $5.2 million related to the sale of certain equity instruments) in 2001 compared to $118.9 million (which includes a gain of $40.8 million related to the exchange of certain equity investments) in 2000, $9.0 million of income related to a contract termination fee in 2001 and interest income on our larger average investment balance in 2001. The amounts were partially offset by declining interest rates and foreign exchange losses. The decrease from 1999 to 2000 was primarily the result of net investment losses of $118.9 million, partially offset by interest income from a higher average investment balance.

Other income (loss), net in future periods may fluctuate as a result of changes in our average investment balances held, changes in market rates or the sale of investments, and investment impairments.

Minority Interests in Operations of Consolidated Subsidiaries. Minority interests in operations of consolidated subsidiaries represents the minority partners' percentage share of income or losses from such subsidiaries.

Minority interests in income from operations of consolidated subsidiaries was $0.7 million, $5.3 million and $2.5 million for 2001, 2000 and 1999. The change from 2000 to 2001 was due to lower profits within the consolidated affiliates which was attributable to weaker economic climates in Europe and Korea. The change from 1999 to 2000 was attributable to the increased profits in the joint ventures.

Income Taxes. The provision for income taxes for 2001, 2000 and 1999 differs from the amount computed by applying the statutory federal rate principally due to a change in valuation allowance related to nondeductible impairment write-downs of certain of our equity investments, foreign losses not benefited, nondeductible costs related to acquisitions, nondeductible amortization charges related to acquisitions, nondeductible stock-based compensation charges, nontaxable re-organizational gains resulting from exchanges of certain equity investments, and a change in income tax regulations resulting in the recognition of certain acquired loss carryforward benefits.

Business Segment Results

We conduct business globally and manage it geographically. Our segments for financial reporting purposes are the United States and International. Management relies on an internal management reporting process that provides segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, depreciation, restructuring costs and acquisition-related costs. We believe that segment EBITDA is an appropriate measure of evaluating the operating performance of our segments. However, segment EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues in 2001, 2000, and 1999.

Summarized information by segment for 2001, 2000, and 1999, as excerpted from the internal management reports, is as follows (dollars in thousands):

	Years Ended December 31,
	2001	(2)	2000	(2)	1999	(2)
Net Revenues:
United States	$594,332	83%	$941,266	85%	$532,731	90%
International	123,090	17%	168,912	15%	59,055	10%

Total Net Revenues	$717,422		$1,110,178		$591,786

Segment EBITDA (1):		(3)		(3)		(3)
United States	$72,186	12%	$401,485	43%	$186,125	35%
International	(28,564)	(23)%	9,120	5%	3,461	6%

Total segment EBITDA	$43,622	6%	$410,605	37%	$189,586	32%

(1)
Segment EBITDA includes income from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, depreciation, restructuring costs and acquisition-related costs.
(2)
Percent of Total Net revenues.
(3)
Segment EBITDA Margin.

United States. United States revenues in 2001 decreased $346.9 million, or 37%, in absolute dollars as well as decreased as a percentage of net revenues primarily due to the overall softening of the global economy, which significantly impacted many of our customers', marketing budgets. United States revenues in 2000 increased in absolute dollars by $408.5 million, or 77%, yet decreased as a percentage of revenues. The absolute dollar growth was attributable to the increased number of advertisers and size of advertising contracts purchased on our site during 2000, while the decrease as a percentage of revenue was attributable to the expansion of our international markets. United States segment EBITDA decreased $329.3 million, or 82%, in absolute dollars from 2000 to 2001, primarily as a result of decreased net revenues due to the softening of the online advertising market. The United States segment EBITDA decreased in absolute dollars less than revenues in 2001 due to cost savings obtained through a reduction in discretionary spending and the 2001 Restructuring programs. United States segment EBITDA increased $215.4 million, or 116%, in absolute dollars from 1999 to 2000, due to the increase in revenues as a result of stronger economic conditions and capital markets during that period, partially offset by investment in our employees, brand building and infrastructure costs.

International. International revenues in 2001 decreased $45.8 million, or 27%, in absolute dollars primarily due to the decline in international advertising which occurred across all international markets during 2001. International revenues in 2000 increased in absolute dollars by $109.9 million, or 186%, due to extending our reach and product offerings in international markets and expanding into additional countries during 1999 and 2000, to cover most major advertising regions. International segment EBITDA decreased $37.7 million, or 413%, in absolute dollars from 2000 to 2001, primarily as a result of the decline in advertising revenues, offset partially by reduced discretionary spending. International segment EBITDA increased $5.7 million, or 164%, in absolute dollars from 1999 to 2000 which was considerably less than our growth in revenues as we invested in our international operations.

Acquisitions

In January 2001, we completed the acquisition of Kimo.com, a Taiwanese Internet communications and media company, for a total purchase price of $157.4 million. During 2001, we also acquired other companies, for an aggregate purchase price of $31.9 million, that were not significant to our financial position or results of operations. See Note 5 – "Acquisitions" in the Financial Statements for further discussion of acquisitions that we have made in 2001, 2000 and 1999.

In February 2002, we completed the acquisition of HotJobs.com, Ltd., ("HotJobs"), a leading provider of comprehensive online recruiting solutions for employers, staffing firms and job seekers for a total estimated purchase price of $439.1 million (offset by cash acquired of $55.1 million). HotJobs will become a part of our listings properties and is expected to generate revenue principally through listings and subscription fees for access to HotJobs' database. For 2001, HotJobs had reported net revenues of $117.6 million and a net loss of $45.0 million. See "Liquidity and Capital Resources" for further discussion of commitments related to the HotJobs acquisition.

Related Party Transactions

SOFTBANK, including its consolidated affiliates ("SOFTBANK"), was approximately a 20% stockholder at December 31, 2001. We have joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors. As a result, SOFTBANK is able to significantly influence all matters requiring Yahoo! stockholder approval. Revenues from SOFTBANK accounted for approximately 1% of net revenues during each of the years 2001, 2000 and 1999. We believe contracted prices are comparable to those given to our other similarly situated customers.

See Item 13 of this Form 10-K "Certain Relationships and Related Transactions," Note 4 – "Related Party Transactions" and Note 6 – "Joint Ventures" in the Financial Statements for further information related to transactions with related parties.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, intangible assets, income taxes, restructuring costs and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets valuation allowance; accounting for investments in private and publicly-traded securities; and goodwill impairment.

Revenue recognition. Our revenues are primarily generated from the sale of banner and sponsorship advertisements, and revenues generated from a variety of fee and listings-based services. In accordance with generally accepted accounting principles in the United States, the recognition of these revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would likely increase stockholders' equity as substantially all of our net operating losses result from employee stock option deductions.

Accounting for investments in private and publicly-traded securities. We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. We recorded approximately $38 million of impairments on the carrying value of equity securities during 2001.

Goodwill Impairment. Our long-lived assets include goodwill and other intangible assets of $193.0 million and $21.9 million, respectively, as of December 31, 2001. During 2001, we evaluated the recoverability of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets. No impairment losses were recorded related to goodwill and other intangible assets during 2001. We are adopting SFAS 142 effective January 1, 2002. We expect that approximately $50 million to $100 million of goodwill will be impaired upon the adoption of SFAS 142 in connection with the transition impairment tests, which are required to be completed no later than December 31, 2002. The impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. We have not yet determined the amount of the impairment loss but expect to complete that measurement by March 31, 2002. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unamortized negative goodwill to be written off immediately as an extraordinary gain, instead of being deferred and amortized. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001, including those we accounted for under the pooling-of-interests method.

In July 2001, the FASB also issued SFAS 142, which is effective for fiscal years beginning after December 15,

2001. Certain provisions also apply to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and reclassification of certain intangibles out of previously reported goodwill.

We will adopt SFAS 142 effective January 1, 2002, which will result, among other items, in no longer amortizing existing goodwill. At December 31, 2001 and 2000, goodwill approximated $193.0 million and $74.8 million, respectively, and goodwill amortization approximated $53.2 million, $19.7 million and $9.8 million for 2001, 2000 and 1999. We expect that approximately $50 million to $100 million of goodwill will be impaired upon the adoption of SFAS 142 in connection with the transition impairment tests which are required to be completed no later than December 31, 2002. The impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. We expect to complete the impairment loss measurement by March 31, 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes SFAS 121 and certain provisions of APB Opinion No. 30, "Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. We are evaluating the effect of this statement on our results of operations and financial position.

Liquidity and Capital Resources

In summary our cash flows were (in thousands):

	2001	2000	1999

Cash provided by operating activities	106,850	509,707	204,496
Cash used in investing activities	(207,173)	(679,144)	(451,495)
Cash provided by financing activities	18,290	355,279	284,147

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. As of December 31, 2001, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $1.5 billion compared to approximately $1.7 billion and $1.0 billion as of December 31, 2000 and 1999, respectively. Restricted cash and restricted long-term investments amounted to $258.7 million and $30.0 million as of December 31, 2001 and 2000.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, tax benefits from stock options, net investment losses, restructuring costs and other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2001 of $106.9 million consisted primarily of a net loss of $92.8 million adjusted for non-cash items of $185.2 million and $14.4 million provided by working capital and other activities. Cash provided by operating activities in 2000 of $509.7 million consisted primarily of net income of $70.8 million adjusted for non-cash items of $386.4 million and $52.5 million provided by working capital and other activities. Cash provided by operating activities in 1999 of $204.5 million consisted primarily of net income of $47.8 million adjusted for non-cash items of $98.8 million and $57.9 million provided by working capital and other activities.

Cash used in investing activities in 2001 of $207.2 million was primarily attributable to proceeds from sales and maturities (net of purchases) of investments in marketable securities during the year of $128.5 million, the $30.0 million release of collateralized amounts, offset by an increase in restricted investments related to our leased facilities of $258.7 million, capital expenditures totaling $86.2 million and cash used in acquisitions and purchases of other investments (net) of $20.8 million. Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to modestly decrease in 2002 as we further manage discretionary spending. For 2000, cash used in investing activities was $679.1 million. Purchases (net of sales and maturities) of investments in marketable securities during the year were $473.0 million, purchase of restricted investments was $30.0 million, capital expenditures totaled $94.4 million and cash used in acquisitions and purchases of other investments (net) was $81.7 million. For 1999, cash used in investing activities was $451.5 million. Purchases (net of sales and maturities) of investments in marketable securities, acquisitions, and other investments during the period were $399.1 million and capital expenditures totaled $52.4 million.

Cash provided by financing activities in 2001 of $18.3 million was primarily due to proceeds from the issuance of Common Stock pursuant to stock option exercises of $83.9 million, offset by common stock repurchases of $60.0 million and other financing activities of $5.6 million. For 2000, cash provided by financing activities was $355.3 million, primarily due to proceeds from the issuance of Common Stock pursuant to stock option exercises. For 1999, cash provided by financing activities was $284.1 million and was primarily due to proceeds from the issuance of Common Stock pursuant to stock option exercises.

Operating Leases

During 1999, we entered into agreements for the development of an office complex in Sunnyvale, California to serve as our headquarters. Construction was completed in the third quarter of 2001. Upon substantial completion of the construction, we funded the lease facility with deposited funds drawn on the facility by the lessors. The total amount funded was approximately $258.7 million. Approximately $222.4 million of this amount represents an investment in the lease facility resulting from our role as a participant in the master lease facility. The remaining $36.3 million represents collateral for funds provided by the facility's other participants. These amounts have been classified as restricted long-term investments at December 31, 2001. Rent obligations for the complex bear a direct relationship to the lessor's carrying costs of $258.4 million. The lease provides us with the option at the end of the lease term in 2006 to (i) acquire the buildings for an amount equal to the lessor's carrying costs; (ii) re-market the buildings; or (iii) renew the lease for a second, five-year term, upon written consent of the participating parties. We have guaranteed the residual value associated with the buildings under the lease to the lessor of approximately 86% of the lessor's carrying costs.

We have entered into various non-cancelable operating lease agreements for our Sunnyvale headquarters, sales offices throughout the U.S., and our international subsidiaries for original lease periods ranging from 6 months to 13 years and expiring between 2002 and 2012.

In addition, we have entered into various sublease arrangements associated with our excess facilities under the 2001 restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

Net lease commitments as of December 31, 2001 can be summarized as follows (in millions):

Year Ended December 31,	Gross lease commitments	Sublease income	Net lease commitments

2002	$26.3	$(9.7)	$16.6
2003	$26.5	$(10.7)	$15.8
2004	$23.9	$(10.2)	$13.7
2005	$21.1	$(9.1)	$12.0
2006	$11.9	$(4.5)	$7.4
Due after 5 years	$15.3	$–	$15.3

We also have an agreement committing to lease two additional buildings adjacent to our headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, we have committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with increases of 3.5% in each of the following years. After year one of the lease, we have the right to (i) purchase the buildings for approximately $68.9 million, plus fees,

(ii) restructure the lease arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years. These amounts are not included in the table above.

Other Commitments

In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2002.

In March 2001, we announced that the Board of Directors had authorized a repurchase of up to $500 million of our outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. We may utilize equity instrument contracts to facilitate the repurchase of Common Stock. Pursuant to this repurchase program, we have repurchased a total of 5.4 million shares for approximately $60.0 million through December 31, 2001 and may continue to repurchase shares in future periods.

As discussed in "Acquisitions" above, we acquired HotJobs in February 2002. Under the terms of the acquisition, we committed to pay approximately $206.6 million in cash (offset by cash to be acquired of $55.1 million) and issue approximately 12 million shares of common stock. These amounts were substantially paid and issued, respectively, in February 2002. Refer to Note 12 "Subsequent Event" for further discussion of the HotJobs acquisition.

We have experienced a substantial increase in capital expenditures and operating lease arrangements since our inception, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit. Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in additional dilution to our stockholders.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to the our investment portfolio and our lease obligation pertaining to our headquarter facility in Sunnyvale, CA. We have not used derivative financial instruments to hedge our investment portfolio. We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

Rent obligations for our Sunnyvale, California office complex bear a direct relationship to the lessor's carrying costs of $258.4 million. Our rent expense is based on a floating LIBOR interest rate, which is reset periodically and can be locked in for a maximum of six months. As a result, our rent expense is subject to fluctuations as the LIBOR interest rate changes.

Foreign Currency Risk. International revenues from our foreign subsidiaries accounted for approximately 17% of total revenues during 2001. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for 2001 was not material.

Investment Risk. We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. Since our initial investment, certain of these investments in privately-held companies have become marketable equity securities upon the investees completing initial public offerings. Such investments, most of which are in the Internet industry, are subject to significant fluctuations in fair market value due to the volatility of the stock market, and are recorded as long-term investments. For these investments in public and privately-held companies, our policy is to monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and reductions in carrying value when necessary.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2001, the net unrealized gains of $13.7 million on these investments have been recorded net of deferred taxes of $5.5 million as a separate component of stockholders' equity.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of December 31, 2001, we had available-for-sale equity investments with a fair value of $34.8 million and a cost basis of $16.5 million. The net unrealized gains of $18.3 million have been recorded net of deferred taxes of $7.3 million as a separate component of stockholders' equity and gains on derivatives of $4.6 million have been recorded in other income on the statement of operations. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

Item 8.    Financial Statements and Supplementary Data

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Accountants	37
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001	38
Consolidated Balance Sheets at December 31, 2001 and 2000	39
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001	40
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001	41
Notes to Consolidated Financial Statements	42
Financial Statement Schedules:
II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2001	56
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Quarterly Financial Data (unaudited) for the two years ended December 31, 2001	57

Report of Independent Accountants

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 16, 2002, except for Note 12
which is as of February 12, 2002

Consolidated Statements of Operations YAHOO! INC.
(in thousands, except per share amounts)

	Years Ended December 31,
	2001	2000	1999

Net revenues	$717,422	$1,110,178	$591,786

Costs and expenses:
Cost of revenues	157,001	149,744	93,181
Sales and marketing	386,944	419,725	223,980
Product development	126,090	117,268	72,368
General and administrative	79,351	74,508	42,441
Amortization of intangibles	64,085	28,328	23,280
Restructuring costs	57,471	–	–
Acquisition-related costs	4,750	22,785	88,043

Total costs and expenses	875,692	812,358	543,293

Income (loss) from operations	(158,270)	297,820	48,493
Other income (loss), net	77,138	(33,701)	37,672
Minority interests in operations of consolidated subsidiaries	(693)	(5,298)	(2,542)

Income (loss) before income taxes	(81,825)	258,821	83,623
Provision for income taxes	10,963	188,045	35,812

Net income (loss)	$(92,788)	$70,776	$47,811

Net income (loss) per share – basic	$(0.16)	$0.13	$0.09

Net income (loss) per share – diluted	$(0.16)	$0.12	$0.08

Shares used in per share calculation – basic	569,724	550,657	516,237

Shares used in per share calculation – diluted	569,724	610,678	599,558

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets YAHOO! INC.
(in thousands, except par value)

	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$372,632	$456,877
Restricted cash	–	30,000
Short-term investments in marketable securities	553,795	663,353
Accounts receivable, net of allowance of $19,995 and $15,437, respectively	68,648	90,561
Prepaid expenses and other current assets	56,458	50,078

Total current assets	1,051,533	1,290,869
Long-term investments in marketable securities	580,418	625,981
Restricted long-term investments	258,662	–
Property and equipment, net	131,648	109,781
Other assets, net	357,085	242,945

Total assets	$2,379,346	$2,269,576

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,218	$26,040
Accrued expenses and other current liabilities	235,897	168,029
Deferred revenue	109,402	117,165

Total current liabilities	358,517	311,234
Other liabilities	23,806	32,115
Minority interests in consolidated subsidiaries	30,006	29,313
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	–	–
Common Stock, $0.001 par value; 5,000,000 shares authorized; 575,520 and 561,651 issued and outstanding, respectively	581	562
Additional paid-in capital	2,067,410	1,830,526
Treasury stock	(59,988)	–
Retained earnings (accumulated deficit)	(50,308)	42,480
Accumulated other comprehensive income	9,322	23,346

Total stockholders' equity	1,967,017	1,896,914

Total liabilities and stockholders' equity	$2,379,346	$2,269,576

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows YAHOO! INC.
(in thousands)

	Years Ended December 31,
	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(92,788)	$70,776	$47,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	130,575	69,102	42,661
Tax benefits from stock options	2,003	172,525	32,202
Noncash (gains) losses and impairments from investments	26,074	118,626	–
Minority interests in operations of consolidated subsidiaries	693	5,298	2,542
Noncash restructuring costs	14,791	–	–
Purchased in-process research and development	–	–	10,975
Other non-cash charges	11,089	20,898	10,389
Changes in assets and liabilities:
Accounts receivable, net	27,628	(34,042)	(22,274)
Prepaid expenses and other assets	(9,003)	(26,132)	(22,627)
Accounts payable	(27,202)	11,699	2,576
Accrued expenses and other liabilities	31,571	74,582	51,096
Deferred revenue	(8,581)	26,375	49,145

Net cash provided by operating activities	106,850	509,707	204,496

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(86,211)	(94,413)	(52,426)
Purchases of marketable securities	(1,200,623)	(1,432,455)	(998,309)
Proceeds from sales and maturities of marketable securities	1,329,076	959,418	644,057
Increase in restricted cash and investments, net	(228,662)	(30,000)	–
Acquisitions, net of cash acquired, and purchases of other investments	(32,263)	(84,420)	(44,817)
Proceeds from the sales of other investments	11,510	2,726	–

Net cash used in investing activities	(207,173)	(679,144)	(451,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	83,875	352,279	281,055
Repurchase of common stock	(59,988)	–	–
Other	(5,597)	3,000	3,092

Net cash provided by financing activities	18,290	355,279	284,147

Effect of exchange rate changes on cash and cash equivalents	(2,212)	(6,101)	(248)

Net change in cash and cash equivalents	(84,245)	179,741	36,900
Cash and cash equivalents at beginning of year	456,877	277,136	240,236

Cash and cash equivalents at end of year	$372,632	$456,877	$277,136

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity YAHOO! INC.
(in thousands)

	Years Ended December 31,
	2001	2000	1999

Common stock
Balance, beginning of year	$562	$534	$499
Conversion of preferred to common stock	–	2	–
Common stock issued	19	26	35

Balance, end of year	581	562	534

Additional paid-in capital
Balance, beginning of year	1,830,526	1,148,369	747,835
Conversion of preferred to common stock	–	52,171	–
Common stock issued	225,181	501,719	271,409
Compensation expense on option grants	9,096	20,898	10,389
Tax benefit from stock options	1,159	106,375	118,252
Other	1,448	994	484

Balance, end of year	2,067,410	1,830,526	1,148,369

Treasury stock
Balance, beginning of year	–	–	–
Repurchase of common stock	(59,988)	–	–

Balance, end of year	(59,988)	–	–

Retained earnings (accumulated deficit)
Balance, beginning of year	42,480	(25,842)	(72,828)
Net Income (loss)	(92,788)	70,776	47,811
Other	–	(2,454)	(825)

Balance, end of year	(50,308)	42,480	(25,842)

Accumulated other comprehensive income
Balance, beginning of year	23,346	128,671	855
Net unrealized gains (losses) on securities	(10,622)	(99,224)	128,064
Foreign currency translation adjustment	(3,402)	(6,101)	(248)

Balance, end of year	9,322	23,346	128,671

Total stockholders' equity	$1,967,017	$1,896,914	$1,251,732

Other comprehensive income (loss)
Net income (loss)	$(92,788)	$70,776	$47,811
Other comprehensive income (loss):
Net unrealized gains (losses) on securities	(10,622)	(99,224)	128,064
Foreign currency translation adjustment	(3,402)	(6,101)	(248)

Comprehensive income (loss)	$(106,812)	$(34,549)	$175,627

	Number of Shares

Common stock
Balance, beginning of year	561,651	534,419	499,223
Conversion of preferred to common stock	–	1,690	–
Common stock issued	19,253	25,542	35,196
Repurchase of common stock	(5,384)	–	–

Balance, end of year	575,520	561,651	534,419

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements YAHOO! INC.

Note 1 THE COMPANY AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc. ("Yahoo!" or the "Company") is a global Internet business and consumer services company that offers a comprehensive branded network of properties and services to millions of worldwide users daily. The Company, a Delaware corporation, commenced operations in 1995.

Stock Split. The consolidated financial statements for 2000 and 1999 have been restated to give retroactive recognition to a February 2000 stock split.

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

Revenue Recognition. The Company's revenues are derived principally from services, which include marketing services, fees and listings, and transactions.

Marketing services revenues are primarily generated from the sale of banner and sponsorship advertisements. Banner advertising agreements typically range from one week to three years. Sponsorship advertising agreements have longer terms, ranging from three months to five years, and often involve multiple element arrangements. Banner and sponsorship advertisement revenues are recognized as "impressions" are delivered or ratably over the contract period, where applicable, and when collection of the resulting receivable is reasonably assured. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties. The Company recognizes revenue on these arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements."

Periodically, the Company engages in barter transactions for marketing services. Barter revenue is recognized over the periods in which the Company completes its obligations under the arrangement. Prior to January 2000, barter transactions were recorded at the fair value of the goods or services provided or received, whichever was more readily determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force Issue No. 99-17 ("EITF 99-17"), "Accounting for Advertising Barter Transactions," which requires advertising barter transactions to be valued based on similar cash transactions that have occurred within six months prior to the barter transaction. Barter revenues represented 7%, 7%, and 8% of total revenues for 2001, 2000 and 1999. During 2001, the Company delivered approximately 1.6 billion impressions under barter arrangements where fair value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized.

Fees and listings revenues consist of revenues generated from a variety of consumer and business fee and listings-based services, including Small Business Services, Yahoo! Portal Solutions (formerly known as Corporate Yahoo!), broadcasting live and on-demand events and certain Search and Directory services. With the exception of Yahoo! Portal Solutions, revenues are recognized in the month in which the services are performed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Revenues from Yahoo! Portal Solutions consist of software license arrangements and are recognized upon delivery of the software in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" and Statement of Position 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." Platform and maintenance revenues for Yahoo! Portal Solutions are recognized on a straight-line basis over the term of the contract. Software license revenues have represented less than 10% of total net revenues for 2001, 2000 and 1999.

Transactions revenues include service fees for facilitating transactions through the Yahoo! network, principally from our commerce properties. Transactions revenues are recognized upon notification from the customer that qualifying transactions have occurred and collection of the resulting receivable is reasonably assured.

Deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Product Development. Product development costs consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's network, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Web site development costs, and other operating costs.

Internal Use Software Costs. The Company has capitalized certain internal use software and Web site development costs totaling $8.6 million and $3.5 million during 2001 and 2000, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2001, 2000 and 1999, the amortization of capitalized costs totaled $4.7 million, $1.7 million and $0.7 million.

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $113.5 million, $174.8 million, and $85.0 million for 2001, 2000, and 1999.

Benefit Plan. The Company maintains a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 17% of his or her annual compensation to the Plan. The Company matches employee contributions at a rate of 25%. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33.3% per year of employment. During 2001, 2000, and 1999, the Company's contributions amounted to $2.8 million, $2.4 million, and $1.5 million.

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

The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income or loss. As of December 31, 2001 and 2000, the Company recorded unrealized gains on its marketable debt and equity securities of approximately $32.1 million and $49.8 million net of tax of $12.8 million and $19.9 million, respectively.

The Company has investments in equity instruments of privately-held companies. These investments are included in other long-term assets and are generally accounted for under the cost method as the Company does not have the ability to exercise significant influence over operations. The Company monitors its investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary.

The Company accounts for derivatives under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. During 2001, the Company recorded in other income, gains on derivatives of approximately $4.6 million, related to equity instruments of other companies.

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. Substantially all of the Company's cash, cash equivalents, and investments are managed by five financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management's expectations. As of December 31, 2001 and

2000, no one customer accounted for 10% or more of the accounts receivable balance.

Depreciation and Amortization. Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. Goodwill and other intangible assets are included in other assets and are carried at cost less accumulated amortization, which is being provided on a straight-line basis over the economic lives of the respective assets, generally three to ten years. The Company periodically evaluates the recoverability of its long-lived assets based on expected undiscounted cash flows. In accordance with Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," goodwill of $16.3 million acquired in acquisitions subsequent to July 1, 2001 is not subject to amortization. See Note 1 – "Recent Accounting Pronouncements" for the effect of goodwill amortization in future periods.

Income Taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Stock-Based Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and has provided the pro forma disclosure of the effect on net income (loss) and net income (loss) per share as if the fair value based method had been applied in measuring stock compensation expense.

Foreign Currency. The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in other income (loss), net and were not significant during the periods presented.

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For 2001, potential common shares of approximately 26.8 million shares were not included in the computation because they were antidilutive. For 2000 and 1999, potential common shares related to shares issuable upon the exercise of stock options and warrants approximated 60.0 million and 83.3 million shares, respectively. Net income (loss) for 1999 was adjusted to reflect accretion related to mandatorily redeemable convertible preferred stock in the amount of $0.3 million in computing basic and diluted net loss per share.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, investment values, intangible assets, income taxes, restructuring costs and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Comprehensive Income. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustment.

Recent Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"),

"Business Combinations" which supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unamortized negative goodwill to be written off immediately as an extraordinary gain, instead of being deferred and amortized. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations initiated prior to July 1, 2001, including those the Company accounted for under the pooling-of-interests method.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions also apply to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

The Company will adopt SFAS 142 effective January 1, 2002, which will result, among other items, in the Company no longer amortizing its existing goodwill. At December 31, 2001 and 2000, goodwill approximated $193.0 million and $74.8 million, respectively, and goodwill amortization approximated $53.2 million, $19.7 million and $9.8 million for 2001, 2000 and 1999. The Company expects that approximately $50 million to $100 million of its goodwill will be impaired upon the adoption of SFAS 142 in connection with the transition impairment tests which are required to be completed no later than December 31, 2002. The impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company expects to complete the impairment loss measurement by March 31, 2002.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

Note 2 BALANCE SHEET COMPONENTS
(IN THOUSANDS)

	December 31,
	2001	2000

Property and equipment:
Computers and equipment	$177,867	$128,869
Furniture and fixtures	31,875	25,089
Leasehold improvements	40,287	27,517

	250,029	181,475
Less: accumulated depreciation	(118,381)	(71,694)

	$131,648	$109,781

Other assets, net:
Goodwill	$192,987	$74,750
Intangible assets	21,932	3,227
Investment in Yahoo! Japan	79,431	77,703
Investments in privately-held companies	48,855	69,500
Other	13,880	17,765

	$357,085	$242,945

Accrued expenses and other current liabilities:
Accrued compensation and related expenses	$38,045	$25,652
Accrued content, connect, and other costs	48,277	42,532
Accrued sales and marketing related expenses	36,972	31,020
Accrued professional service expenses	17,763	12,626
Accrued restructuring costs	29,500	–
Accrued acquisition costs	28,828	15,452
Accrued income taxes payable	12,943	17,820
Other	23,569	22,927

	$235,897	$168,029

Note 3 INVESTMENTS

The following tables summarize the Company's investments in available-for-sale securities (in thousands):

	December 31, 2001
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies	$232,241	$1,064	$(349)	$232,956
Municipal bonds	53,355	–	–	53,355
Corporate debt securities	800,063	14,771	(1,784)	813,050
Corporate equity securities	16,504	18,528	(180)	34,852

	$1,102,163	$34,363	$(2,313)	$1,134,213

	December 31, 2000
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies	$269,502	$1,319	$–	$270,821
Municipal bonds	58,852	289	–	59,141
Corporate debt securities	867,469	4,358	–	871,827
Corporate equity securities	43,758	44,661	(874)	87,545

	$1,239,581	$50,627	$(874)	$1,289,334

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2001	2000

Due within one year	$553,795	$663,353
Due after one year through five years	545,566	538,436

	$1,099,361	$1,201,789

During 2001 and 2000, the Company recorded impairment charges of $38.0 million and $163.2 million, respectively, related to declines in values of equity securities judged to be other than temporary.

Note 4 RELATED PARTY TRANSACTIONS

At December 31, 2001, SOFTBANK, including its consolidated affiliates ("SOFTBANK"), was a significant stockholder, holding approximately 20% of the then outstanding Common Stock. In addition, we have joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors. As a result, SOFTBANK is able to significantly influence all matters requiring Yahoo! stockholder approval. See Note 6 – "Joint Ventures" for further information related to transactions involving SOFTBANK.

During 2001, 2000, and 1999, the Company recognized net revenues of approximately $9.3 million, $6.8 million, and $6.8 million, respectively, on advertising and other arrangements with SOFTBANK. Management believes that prices on these contracts were comparable to those given to other similarly situated customers of the Company.

Note 5 ACQUISITIONS

Purchase Combinations. The following table summarizes the acquisitions completed during 2001, 2000 and 1999 that were accounted for under the purchase method of accounting (in millions):

	Purchase Price	In-Process Research and Development	Goodwill and Other Intangibles

2001
Kimo.com	$157.4	$–	$153.9
Other acquisitions	$31.9	$–	$38.1
2000
VivaSmart, Inc.	$8.9	$–	$7.7
1999
Log-Me-On.com LLC	$9.9	$9.8	$0.1
Yahoo! Canada	$18.0	$–	$18.0
Innovative Systems Services Group, Inc.	$14.1	$1.2	$12.1

In January 2001, the Company completed the acquisition of Kimo.com, a Taiwanese Internet communications and media company, through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $157.4 million. The purchase price was allocated to the assets acquired, principally goodwill and other intangibles of $153.9 million, which are being amortized on a straight-line basis between two to four years, and liabilities assumed based on their estimated fair values at the date of acquisition. See Note 1 – "Recent Accounting Pronouncements" for the effect of goodwill amortization in future periods. At December 31, 2001, the Company recorded $23.6 million of additional goodwill, which was included in the above purchase price, as Kimo.com achieved certain performance-based milestones. As of December 31, 2001, this amount was included in accrued expenses and other current liabilities and was subsequently paid.

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

Results of operations for the entities acquired in 2001, accounted for under the purchase method of accounting, for periods prior to the acquisition were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

Poolings of Interests Combinations. There were no acquisitions during 2001 that were accounted for as poolings of interests. The following table summarizes the acquisitions completed during 2000 and 1999 that were accounted for as poolings of interests (shares issued in thousands):

	Acquisition Date	Shares Issued

eGroups, Inc.	August 31, 2000	3,425
Arthas.com	February 29, 2000	594
broadcast.com inc.	July 20, 1999	57,294
Online Anywhere	May 28, 1999	906
GeoCities	May 28, 1999	43,281
Encompass, Inc.	May 26, 1999	1,390

For the year ended December 31, 2001, acquisition-related charges totaled $4.8 million related to incremental costs associated with the final settlement of a facilities lease termination related to the August 2000 acquisition of eGroups. For the year ended December 31, 2000, acquisition-related charges totaled $22.8 million related to the acquisitions of Arthas.com and eGroups, which included contracts and facilities termination expenses, write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of certain employees with redundant job functions, and various registration and filing fees. For 1999, acquisition-related charges for acquisitions accounted for as poolings of interests totaled $77.1 million and included investment banking, financial and legal advisory services, severance and contract termination costs related to the mergers. These costs were primarily attributable to the GeoCities and broadcast.com acquisition-related charges of $55.0 million and $20.0 million, respectively. As of December 31, 2001, the acquisition costs related to these transactions have been substantially paid.

The consolidated financial statements for the three years ended December 31, 2001 and the accompanying notes reflect the Company's financial position and the results of operations as if the acquired entities were wholly-owned subsidiaries of the Company since inception, with the exception of Arthas.com whose historical operations were not material to the Company's financial position, results of operations or cash flows.

Net revenues and net income of Yahoo! and the acquired companies, prior to their acquisitions by Yahoo!, are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999

Net revenues:
Yahoo!	$717,422	$1,104,921	$543,732
broadcast.com	–	–	28,748
GeoCities	–	–	12,984
eGroups	–	5,257	3,178
Others	–	–	3,144

	$717,422	$1,110,178	$591,786

Net income (loss):
Yahoo!	$(92,788)	$93,156	$86,766
broadcast.com	–	–	(7,617)
GeoCities	–	–	(17,249)
eGroups	–	(22,380)	(13,322)
Others	–	–	(767)

	$(92,788)	$70,776	$47,811

Note 6 JOINT VENTURES

Yahoo! Japan. During April 1996, the Company signed a joint venture agreement with SOFTBANK whereby Yahoo Japan Corporation ("Yahoo! Japan") was formed to establish and manage in Japan a Japanese version of the Yahoo! Internet Guide, develop related Japanese online navigational services, and conduct other related business. The investment in Yahoo! Japan is being accounted for using the equity method. As of December 31, 2001, the carrying value of the investment was $79.4 million and is recorded in other assets. The fair value of the Company's 34% ownership in Yahoo! Japan, based on the quoted trading price, was approximately $1.2 billion as of December 31, 2001.

During 2001 and 2000, Yahoo! Japan acquired the Company's equity interests in certain entities in Japan for total consideration of $8.9 million and $56.3 million, respectively. The 2001 acquisition was paid in cash and the 2000 acquisition was paid in shares of Yahoo! Japan Common Stock. As a result of the 2000 acquisition, the Company increased its investment in Yahoo! Japan, which resulted in approximately $41 million of goodwill to be amortized over seven years. See Note 1 – "Recent Accounting Pronouncements" for the effect of goodwill amortization in future periods. During the year ended December 31, 2001 and 2000, the Company recorded gains in other income of approximately $5.2 million and $41 million, respectively, from these transactions.

During the year ended December 31, 2001, the results of Yahoo! Japan became significant to the overall results of the Company. The Company records its share of the results of Yahoo! Japan one quarter in arrears within other income (loss), net. The following table presents Yahoo! Japan's condensed financial information, as derived from the Yahoo! Japan financial statements for the twelve months ended September 30, 2001 (in thousands):

2001

Operating data:
Net revenues	$165,206
Gross profit	146,707
Income from operations	59,731
Net income	34,258
Balance sheet data:
Current assets	$83,832
Noncurrent assets	123,202
Current liabilities	48,645
Noncurrent liabilities	18,142

There were no differences between United States and Japanese generally accepted accounting principles that materially impacted the amounts reflected in the Company's financial statements.

Yahoo! Europe. On November 1, 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom, and France ("Yahoo! Europe") to establish and manage versions of the Yahoo! Internet Guide for those countries, develop related online navigational services, and conduct other related business. The parties have invested a total of $6.0 million in proportion to their respective equity interests as of December 31, 2001. The Company has a majority share of approximately 70% in each of the Yahoo! Europe entities, and therefore, has consolidated their financial results.

Yahoo! Korea. During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliated companies whereby Yahoo! Korea was formed to develop and operate a Korean version of the Yahoo! Internet Guide, develop related Korean online navigational services, and conduct other related business. The parties originally invested a total of $1.0 million in proportion to their respective equity interests. During March 2000, the Company invested an additional $61 million in Yahoo! Korea. As a result, the Company recorded goodwill of $20.2 million, which is being amortized over seven years. See Note 1 – "Recent Accounting Pronouncements" for the effect of goodwill amortization in future periods. The Company has a majority share of approximately 67% in the joint venture, and therefore, has consolidated its financial results.

Note 7 RESTRUCTURING COSTS

In April and December 2001, the Company announced restructuring programs to balance its investment in growth areas with the desire to modify its near-term business plan to reflect the current economic and capital market slowdown. These restructuring programs included worldwide workforce reductions, consolidation of excess facilities and other charges. As a result of these restructuring programs, the Company recorded restructuring costs of $57.5 million classified as operating expenses in 2001.

Worldwide Workforce Reduction. The restructuring programs resulted in a workforce reduction of approximately 650 employees across certain business functions, operating units, and geographic regions. The worldwide workforce reductions in April and December 2001 were substantially completed within 2001. The Company recorded a workforce reduction charge of $15.1 million in 2001 relating primarily to severance and fringe benefits.

Consolidation of Excess Facilities and Other Charges. The Company recorded a restructuring charge of $42.3 million in 2001 relating to the consolidation of excess facilities and other charges. Of this charge, approximately $31.1 million was primarily for excess facilities relating to lease terminations and non-cancelable lease costs. This estimate is based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the actual loss could exceed this estimate. Property and equipment that was disposed of or removed from operations resulted in a net charge of $9.4 million and consisted primarily of furniture and fixtures, servers, leasehold improvements, and computer equipment. The Company also recorded other restructuring costs of $1.8 million relating primarily to payments for professional fees incurred with the restructuring program.

A summary of the restructuring costs is as follows (in thousands):

	Total Charge	Noncash Charges	Cash Payments	Restructuring Accrual at December 31, 2001

Workforce reduction	$15,137	$(5,411)	$(5,901)	$3,825
Consolidation of excess facilities and other charges	42,334	(9,380)	(7,279)	25,675

Total	$57,471	$(14,791)	$(13,180)	$29,500

The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. The accrual related to the workforce reduction has been substantially paid subsequent to December 31, 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012.

Note 8 STOCKHOLDERS' EQUITY

Mandatorily Redeemable Convertible Preferred Stock. Prior to the merger with Yahoo!, eGroups and GeoCities had mandatorily redeemable convertible preferred stock outstanding. The Company has recorded accretion on the preferred stock through the date of the GeoCities initial public offering, at which time the GeoCities preferred stock converted to common stock, and through December 1999, at which time the redemption feature on the eGroups preferred stock was waived.

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

Stock Repurchase Program. In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. As of December 31, 2001, the Company had repurchased 5,384,423 shares of Common Stock at an average of $11.14 per share for a total amount of approximately $60.0 million. Of the shares repurchased, 4,959,423 shares were purchased from SOFTBANK at $11.09 per share.

Stock Option Plans. The Company's 1995 Stock Option Plan and stock option plans assumed through acquisitions are collectively referred to as "the Plans."

The Plans allow for the issuance of incentive stock options, non-statutory stock options, and stock purchase rights to purchase a maximum of 275 million shares of the Company's Common Stock. Options are generally granted for a term of ten years and generally vest over a four year period.

The 1996 Directors' Stock Option Plan (the "Directors' Plan") provides for the issuance of up to 2.4 million non-statutory stock options to non-employee directors of the Company. Options under the Directors' Plan vest in equal monthly installments over four years for initial grants to new directors, and over four years for annual grants, with 25% of such options vesting on the one-year anniversary of the date of grant, with the remaining options to vest in equal monthly installments over the 36-month period thereafter. The Directors' Plan was amended in November 2001 to increase the initial grant for an outside Director appointed on or after November 13, 2001 from 50,000 to 100,000 shares.

Activity under the Company's stock option plans is summarized as follows (in thousands, except per share amounts):

	Available for Grant	Options Outstanding	Weighted Average Price per Share

Balance at December 31, 1998	26,154	129,274	$10.60
Additional shares reserved	80,255	–	–
Options granted	(38,040)	38,040	80.76
Options exercised	–	(33,732)	6.91
Options canceled	8,724	(8,792)	11.09
Options forfeited	(7,340)	–	–

Balance at December 31, 1999	69,753	124,790	32.40
Options granted	(27,176)	27,176	102.42
Options exercised	–	(23,795)	14.36
Options canceled	9,846	(9,846)	63.93
Options forfeited	(1,723)	–	–

Balance at December 31, 2000	50,700	118,325	49.83
Options granted	(60,261)	60,261	18.60
Options exercised	–	(15,317)	3.82
Options canceled	26,312	(26,312)	60.45
Options forfeited	(1,792)	–	–

Balance at December 31, 2001	14,959	136,957	$39.22

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2001 (in thousands, except years and per share amounts):

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $0.01	7,935	3.6	$0.00	7,935	$0.00
$0.02 - $0.58	5,492	4.1	0.39	5,475	0.39
$0.63 - $2.20	3,005	4.9	1.47	2,702	1.41
$2.22 - $6.73	5,365	5.8	5.44	5,002	5.57
$6.97 - $9.24	26,614	9.5	9.13	2,447	8.06
$9.83 - $14.57	6,006	8.3	12.35	2,089	13.08
$14.74 - $49.50	38,677	8.4	27.83	17,306	31.47
$50.26 - $71.91	22,744	8.2	65.18	9,672	67.11
$73.14 - $198.69	21,119	8.0	116.46	10,100	114.35

	136,957	7.9	$39.22	62,728	$38.73

Options to purchase approximately 50.0 million shares and 40.0 million shares were exercisable as of December 31, 2000 and 1999, respectively. The weighted average exercise prices per share for options exercisable as of December 31, 2000 and 1999 were $23.25 and $6.49, respectively.

The Company and certain acquired entities have recorded compensation expense related to certain stock options issued with exercise prices below the fair market value of the related common stock. The Company recorded compensation expense in the amount of $9.1 million, $20.9 million, and $10.4 million in 2001, 2000, and 1999, respectively. As of December 31, 2001, approximately $3.3 million remains to be amortized over the remaining vesting periods of the options.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 7.6 million shares of Common Stock. In February 2001, the Company amended the Purchase Plan to allow, among other things, a 24-month offering period beginning with the July 1, 2001 offering period. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock at certain plan-defined dates. The price of the Common Stock purchased under the Purchase Plan for offering periods prior to July 1, 2001 will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. The price of the Common Stock purchased under the Purchase Plan for offering periods on or subsequent to July 1, 2001 will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each 24-month offering period or the specified purchase date. During 2001, 645,000 shares were purchased at prices from $9.25 to $16.99 per share. During 2000, 199,000 shares were purchased at prices from $25.61 to $105.30 per share. During 1999, 96,000 shares were purchased at prices from $52.70 to $75.33 per share. As of December 31, 2001, 5.3 million shares were available under the Purchase Plan for future issuance.

Stock Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2001	2000	1999

Net income (loss)
As reported	$(92,788)	$70,776	$47,811
Pro forma	$(983,195)	$(1,264,987)	$(269,563)
Net income (loss) per share:
As reported – basic	$(0.16)	$0.13	$0.09
Pro forma – basic	(1.73)	(2.30)	(0.52)
As reported – diluted	(0.16)	0.12	0.08
Pro forma – diluted	$(1.73)	$(2.30)	$(0.52)

Because additional stock options are expected to be granted each year, the pro forma disclosures are not representative of pro forma effects on reported financial results for future years. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2001	2000	1999

Expected dividend	0.0%	0.0%	0.0%
Risk-free interest rate ranges	3.1% - 4.8%	5.6% - 6.7%	4.6% - 6.1%
Expected volatility	79%	76%	71%
Expected life (in years)	3	3	3

Note 9 SEGMENTS

The Company conducts business globally and manages it geographically. The Company's primary areas of measurement and decision-making are the United States and International. The Company's management relies on an internal management reporting process that provides revenue and segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, depreciation, restructuring costs and acquisition-related costs. Management believes that segment EBITDA is an appropriate measure of evaluating the operating performance of the Company's segments. However, segment EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues in 2001, 2000, and 1999. Property and equipment information is based on the physical location of the assets.

Summarized information by segment for 2001, 2000, and 1999, as excerpted from the internal management reports, is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999

Net revenues:
United States	$594,332	$941,266	$532,731
International	123,090	168,912	59,055

Total net revenues	$717,422	$1,110,178	$591,786

Segment EBITDA:
United States	$72,186	$401,485	$186,125
International	(28,564)	9,120	3,461

Total segment EBITDA	43,622	410,605	189,586
Corporate and unallocated operating costs and expenses:
Stock compensation expense	(9,096)	(20,898)	(10,389)
Amortization of intangibles	(64,085)	(28,328)	(23,280)
Depreciation	(66,490)	(40,774)	(19,381)
Restructuring costs	(57,471)	–	–
Acquisition-related costs	(4,750)	(22,785)	(88,043)

Income (loss) from operations	$(158,270)	$297,820	$48,493

Capital expenditures, net:
United States	$72,572	$79,657	$49,546
International	13,639	14,756	$2,880

Total consolidated capital expenditures, net	$86,211	$94,413	$52,426

Long-lived assets:
United States	$297,977	$299,882	$169,028
International	190,756	52,844	20,012

Total consolidated long-lived assets	$488,733	$352,726	$189,040

The following table presents net revenues for groups of similar services (in thousands):

	Years Ended December 31,
	2001	2000	1999

Marketing services	$538,771	$968,274	$533,323
Fees and listings	146,445	122,406	55,268
Transactions	32,206	19,498	3,195

	$717,422	$1,110,178	$591,786

Note 10 INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999

United States	$(39,844)	$282,458	$82,913
Foreign	(41,981)	(23,637)	710

	$(81,825)	$258,821	$83,623

The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999

Current:
Federal	$8,093	$166,133	$36,265
State	177	16,791	4,404
Foreign	5,296	9,636	2,383

	13,566	192,560	43,052

Deferred:
Federal	(1,297)	(3,202)	(6,335)
State	(1,306)	(1,313)	(905)

	(2,603)	(4,515)	(7,240)

	$10,963	$188,045	$35,812

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999

Income tax at the federal statutory rate of 35%	$(28,639)	$90,587	$29,268
State income tax, net of federal benefit	(1,034)	9,362	4,535
Non-deductible acquisition-related charges	20,255	15,162	26,433
Research tax credits	(3,900)	(4,000)	(3,000)
Change in valuation allowances	23,508	68,509	(23,292)
Other	773	8,425	1,868

	$10,963	$188,045	$35,812

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999

Deferred income tax assets:
Net operating loss and credit carryforwards	$1,423,323	$1,442,839	$891,569
Non-deductible reserves and expenses	131,321	101,775	9,880

Gross deferred tax assets	1,554,644	1,544,614	901,449
Valuation allowance	(1,530,838)	(1,510,628)	(812,176)

	23,806	33,986	89,273

Deferred income tax liabilities:
Unrealized investment gains	(12,820)	(19,901)	(86,051)
Intangible assets	–	–	(3,222)
Other	(10,986)	(14,085)	–

Gross deferred tax liabilities	(23,806)	(33,986)	(89,273)

Net deferred tax assets (liabilities)	$–	$–	$–

As of December 31, 2001, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $3.3 billion and $1.8 billion, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2010, and approximately $32 million of the state net operating loss carryforwards will begin to expire in 2002. The Company's federal and state research tax credit carryforwards for income tax purposes are approximately $82 million and $74 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2010. Approximately $180 million of net operating loss carryforwards relate to acquired entities and expire beginning in 2010. The Company has a valuation allowance of approximately $1.5 billion as of December 31, 2001 for deferred tax assets because of uncertainty regarding their realization.

Deferred tax assets of approximately $1.4 billion as of December 31, 2001 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets include approximately $25 million related to net operating loss carryforwards in various foreign jurisdictions. These carryforwards will expire if not utilized.

Note 11 COMMITMENTS AND CONTINGENCIES

Operating Leases. During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California to serve as the Company's new headquarters. Construction was completed in the third quarter of 2001. Upon substantial completion of the construction, the Company funded the lease facility with deposited funds drawn on the facility by the lessors. The total amount funded was approximately $258.7 million. Approximately $222.4 million of this amount represents an investment in the lease facility resulting from the Company's role as a participant in the master lease facility. The remaining $36.3 million represents collateral for funds provided by the facility's other participants. These amounts, have been classified as restricted long-term investments at December 31, 2001. Rent obligations for the complex bear a direct relationship to the lessor's carrying costs of $258.4 million. The lease provides the Company with the option at the end of the lease term in 2006 to (i) acquire the buildings for an amount equal to the lessor's carrying costs; (ii) re-market the buildings; or (iii) renew the lease for a second, five-year term, upon written consent of the participating parties. The Company has guaranteed the residual value associated with the buildings under the lease to the lessor of approximately 86% of the lessor's carrying costs.

We have entered into various non-cancelable operating lease agreements for our headquarters, sales offices throughout the U.S., and our international subsidiaries with original lease periods ranging from 6 months to 13 years and expiring between 2002 and 2012.

In addition, the Company has entered into various sublease arrangements associated with its excess facilities under the 2001 restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

Net lease commitments as of December 31, 2001 can be summarized as follows (in millions):

Year Ended December 31,	Gross lease commitments	Sublease income	Net lease commitments

2002	$26.3	$(9.7)	$16.6
2003	$26.5	$(10.7)	$15.8
2004	$23.9	$(10.2)	$13.7
2005	$21.1	$(9.1)	$12.0
2006	$11.9	$(4.5)	$7.4
Due after 5 years	$15.3	$–	$15.3

The Company also entered into an agreement committing to lease two additional buildings adjacent to the Company's headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, the Company has committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with increases of 3.5% in each of the following years. After year one of the lease, the Company has the right to (i) purchase the buildings for approximately $68.9 million, plus fees, or (ii) restructure the lease arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years. These amounts are not included in the table above.

Other Commitments. In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2002.

As discussed in Note 12 – "Subsequent Event," the Company acquired HotJobs.com, Ltd. in February 2002. In connection with this acquisition, the Company paid approximately $206.6 million in cash (offset by cash acquired of $55.1 million) and issued approximately 12 million shares of Common Stock.

Contingencies. From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. Currently, our subsidiary Launch Media, Inc. ("Launch") is engaged in a lawsuit regarding copyright issues which commenced prior to our entering into an agreement to acquire Launch. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in two lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

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

Note 12 SUBSEQUENT EVENT

HotJobs. In February 2002, the Company completed the acquisition of HotJobs.com, Ltd. ("HotJobs"), an online recruiting company. HotJobs will become a part of the Company's listings properties and is expected to generate revenue for the Company primarily through listings and subscription fees for access to HotJobs' database.

The total estimated purchase price of approximately $439.1 million consisted of approximately $191.8 million Yahoo! Common Stock, representing approximately 12 million shares, approximately $206.6 million in cash consideration, approximately $33.7 million of stock options exchanged and direct transaction costs of approximately $7.0 million. The value of the common stock and stock options was determined based on the average market price of the Company's common stock over the 5-day period before and after the terms of the exchange offer were finalized in February 2002.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs is as follows (in millions):

Cash acquired	$55.1
Other tangible assets acquired	45.6
Amortizable intangible assets	98.6
Goodwill	316.5
Liabilities	(41.6)
Deferred income taxes	(39.4)
Deferred compensation	4.3

Total	$439.1

Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name – 7 years; Customer contracts 5-7 years; Developed technology – 3 to 5 years. The preliminary residual purchase price of $316.5 has been recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not expected to be deductible for tax purposes. In accordance with SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually.

For 2001, HotJobs had reported net revenues of $117.6 million and a net loss of $45.0 million.

Schedule II – Valuation and Qualifying Accounts
Years Ended December 31, 2001, 2000, and 1999
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Allowance for Doubtful Accounts
2001	$15,437	$11,370	$6,812	$19,995
2000	$11,397	$14,658	$10,618	$15,437
1999	$5,947	$10,339	$4,889	$11,397

Quarterly Financial Data
(unaudited) (in thousands, except per share amounts)

	Quarters Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Net revenues	$180,215	$182,165	$166,131	$188,911	$230,807	$272,950	$295,548	$310,873
Net income (loss)	(11,486)	(48,524)	(24,119)	(8,659)	67,599	53,331	47,665	(97,819)
Net income (loss) per share – basic	$(0.02)	$(0.09)	$(0.04)	$(0.02)	$0.13	$0.10	$0.09	$(0.17)
Net income (loss) per share – diluted	$(0.02)	$(0.09)	$(0.04)	$(0.02)	$0.11	$0.09	$0.08	$(0.17)
Shares used in per share calculation – basic	565,447	569,768	571,752	571,928	539,020	547,929	555,807	559,872
Shares used in per share calculation – diluted	565,447	569,768	571,752	571,928	616,607	613,615	612,971	559,872

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference from the information under the captions "Proposal No. 1 – Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders. The following sets forth certain information with respect to the other executive officers of Yahoo!:

Jeffrey Mallett (age 37), has served as a member of the board of directors and as President and Chief Operating Officer of Yahoo! since January 1999. Mr. Mallett has served as Chief Operating Officer since January 1998. Prior to that, he served as Yahoo!'s Senior Vice President, Business Operations from October 1995 to January 1998. On January 16, 2002, Mr. Mallett announced his intention to resign as President and Chief Operating Officer and as a director of Yahoo! effective April 2002.

Farzad Nazem (age 40), has served as Executive Vice President and Chief Technology Officer since January 2002. Prior to that, from February 2001 to January 2002, Mr. Nazem served as Senior Vice President, Communications and Technical Services and Chief Technology Officer. From January 1998 to February 2001, Mr. Nazem served as Chief Technology Officer. Prior to that, he served as Yahoo!'s Senior Vice President, Product Development and Site Operations from March 1996 to January 1998. From 1985 to 1996, Mr. Nazem held a number of technical and executive management positions at Oracle Corporation, including, most recently, Vice President of Oracle's Media and Web Server Division and member of the Product Division Management Committee.

Tim Brady (age 33), has served as Chief Product Officer since January 2002, and as Senior Vice President, Commerce and Network Services of Yahoo! from February 2001 to January 2002. From November 1999 to February 2001, Mr. Brady served as Senior Vice President, Network Services. Prior to that, Mr. Brady served as Yahoo!'s Vice President of Production from October 1997 to November 1999 and Yahoo!'s Director of Production from January 1996 to October 1997.

Susan Decker (age 39), has served as Yahoo!'s Chief Financial Officer since June 2000 and as Executive Vice President, Finance and Administration since January 2002. Prior to that, Ms. Decker served as Senior Vice President, Finance and Administration from June 2000 to January 2002. From August 1986 to May 2000, Ms. Decker held several positions for Donaldson, Lufkin & Jenrette, including Director of Global Research from 1998 to 2000. Prior to 1998, she was a Publishing & Advertising Equity Securities Analyst for 12 years.

David Filo (age 35), Chief Yahoo! and a founder of Yahoo!, has served as an officer of Yahoo! since March 1995, and served as a director of Yahoo! from its founding through February 1996. Mr. Filo co-developed Yahoo! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded Yahoo! in 1995.

Gregory Coleman (age 47), has served as Executive Vice President, North American Operations since April 2001. Prior to joining Yahoo!, Mr. Coleman served as President of U.S. Magazine Publishing from July 1998 to March 2001 and as Senior Vice President of Reader's Digest Association from June 1994 to March 2001.

James Fanella (age 44), has served as Senior Vice President, Yahoo! Enterprise Solutions since August 2001. Prior to joining Yahoo!, Mr. Fanella served as Group President and General Manager of Global Services for CommerceOne from September 2000 to July 2001. From November 1999 to September 2000, Mr. Fanella served as a Group President and General Manager of Aptnet, Inc. From August 1994 to October 1999, Mr. Fanella served as a Managing Principal of Unisys Corporation.

Item 11.    Executive Compensation

Incorporated by reference from the information under the captions "Proposal No. 1—Election of Directors – Director Compensation," "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial
Owners and Management

Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Stockholders and Management" in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 36 of this report.

(2)
Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 36 of this report.

(3)
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of June 27, 2000 by and among the Registrant, Hermes Acquisition Corporation and eGroups, Inc. (Filed as Exhibit 2.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 [the June 30, 2000 10-Q] and incorporated herein by reference.)
2.2	Agreement and Plan of Merger, dated as of December 27, 2001 by and among the Registrant, HJ Acquisition Corp. and HotJobs.com, Ltd. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 27, 2001 and incorporated herein by reference.)
3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference.)
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference.)
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3**	Form of Senior Note**
4.4**	Form of Subordinated Note**
4.5**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate)**
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7**	Form of Warrant Agreement (together with form of Warrant Certificate)**
4.8	Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference.)
10.1	Form of Indemnification Agreement with certain of the Registrant's officers and directors (Filed as Exhibit 10.1 to the 1999 10-K and incorporated herein by reference.)

10.2	1995 Stock Plan, as amended (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 and incorporated herein by reference) and form of stock option agreement (Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 [the 1996 10-K] and incorporated herein by reference.)
10.3	Form of Management Continuity Agreement with certain of the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)
10.4	Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
10.5†	Publishing Agreement dated June 2, 1995 between the Registrant and IDG Books Worldwide, Inc. (Filed as Exhibit 10.12 to the SB-2 Registration Statement and incorporated herein by reference.)
10.6	Sublease Agreement dated June 6, 1996 relating to the Registrant's office at 3400 Central Expressway, Suite 201, Santa Clara, California (Filed as Exhibit 10.15 to the 1996 10-K and incorporated herein by reference.)
10.7†	Agreement dated January 15, 1996 between the Registrant and Ziff-Davis Publishing Company (Filed as Exhibit 10.19 to the SB-2 Registration Statement and incorporated herein by reference.)
10.8	Amended and Restated 1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and incorporated herein by reference.)
10.9	1996 Directors' Stock Option Plan, as amended (filed as Exhibit 10.16 to the 1999 10-K and incorporated herein by reference) and form of option agreement (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)
10.10†	Yahoo! Canada Affiliation Agreement dated February 29, 1996 between the Registrant and Rogers Multi-Media Inc. (Filed as Exhibit 10.23 to the SB-2 Registration Statement and incorporated herein by reference.)
10.11†	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1996 [the September 30, 1996 10-Q] and incorporated herein by reference.)
10.12†	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.3 to the September 30, 1996 10-Q and incorporated herein by reference.)
10.13†	SOFTBANK Letter Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Group (Filed as Exhibit 10.4 to the September 30, 1996 10-Q and incorporated herein by reference.)
10.14†	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd. (Filed as Exhibit 10.30 to the 1996 10-K and incorporated herein by reference.)
10.15†	Yahoo! UK License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! UK (Filed as Exhibit 10.31 to the 1996 10-K and incorporated herein by reference.)
10.16†	Yahoo! Deutschland License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! Deutschland (Filed as Exhibit 10.32 to the 1996 10-K and incorporated herein by reference.)
10.17†	Yahoo! France License Agreement dated November 1, 1996 by and between the Registrant and Yahoo! France (Filed as Exhibit 10.33 to the 1996 10-K and incorporated herein by reference.)

10.18	Restructuring Agreement dated as of July 29, 1997 among the Registrant, Visa International Service Association, Visa Marketplace, Inc., Sterling Payot Company, and Sterling Payot Capital, L.P. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated July 29, 1997 and incorporated herein by reference.)
10.19	Joint Venture Agreement, dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [the September 30, 1997 10-Q] and incorporated herein by reference.)
10.20	Sublease Agreement, dated September 11, 1997 between the Registrant and Amdahl Corporation (Filed as Exhibit 10.2 to the September 30, 1997 10-Q and incorporated herein by reference.)
10.21	Four11 Corporation 1995 Stock Option Plan (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-39105, dated October 30, 1997, and incorporated herein by reference.)
10.22†	Amendment Agreement dated September 17, 1997 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 [the 1997 10-K] and incorporated herein by reference.)
10.23†	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the 1997 10-K and incorporated herein by reference.)
10.24†	Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.41 to the 1997 10-K and incorporated herein by reference.)
10.25†	Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.42 to the 1997 10-K and incorporated herein by reference.)
10.26	Viaweb Inc. 1997 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.2 to the Registrant's Registration Statement on Form S-8, Registration No. 333-56781, dated June 12, 1998 [the S-8 Registration Statement dated June 12, 1998], and incorporated herein by reference.)
10.27	Forms of Viaweb Inc. 1996 Option Agreements (Filed as Exhibit 4.3 to the S-8 Registration Statement, dated June 12, 1998, and incorporated herein by reference.)
10.28	Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among the Registrant, SOFTBANK Holdings Inc., Sequoia Capital VI and Sequoia Technology Partners VI (Filed as Exhibit 10.2 to the September 30, 1998 10-Q and incorporated herein by reference.)
10.29	Content License Agreement dated January 8, 1998 between the Registrant and ZDNet (Filed as Exhibit 10.3 to the September 30, 1998 10-Q and incorporated herein by reference.)
10.30	Yoyodyne Entertainment, Inc. 1996 Stock Option Plan and form of Option Agreement thereunder (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-66067, dated October 23, 1998 and incorporated herein by reference.)
10.31†	Termination Agreement between the Registrant and Rogers Media Inc. dated January 6, 1999 (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.)

10.32	Online Anywhere 1997 Stock Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-81635, dated June 25, 1999 [the S-8 Registration Statement dated June 25, 1999] and incorporated herein by reference.)
10.33	Encompass, Inc. Stock Option Plan (Filed as Exhibit 4.2 to the S-8 Registration Statement dated June 25, 1999 and incorporated herein by reference.)
10.34	ISSG Stock Option Plan (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, Registration No. 333-93497, dated December 23, 1999 and incorporated herein by reference.)
10.35	Employment Letter, dated as of March 19, 2001, between the Registrant and Gregory Coleman (Filed as Exhibit 10.36 to the March 31, 2001 10-Q and incorporated herein by reference.)
10.36	Participation Agreement, dated as of March 16, 2001, by and among the Registrant as Lessee, Lease Plan North America, Inc. as Lessor and Participant, ABN AMRO Bank, N.V., as a Participant, the Other Banks and Financial Institutions from time to time Party thereto, as Participants, the Registrant, as Tranche Y Participant, and ABN AMRO Bank N.V., as Agent (Filed as Exhibit 10.37 to the March 31, 2001 10-Q and incorporated herein by reference.)
10.37	Master Lease, dated as of March 16, 2001, between Lease Plan North America, Inc., as the Lessor and the Registrant, as the Lessee (Filed as Exhibit 10.38 to the March 31, 2001 10-Q and incorporated herein by reference.)
10.38	Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.)
10.39	Stock Purchase Agreement, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 and incorporated herein by reference.)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Accountants
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
†
Confidential treatment granted with respect to certain portions of this Exhibit.

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

(b)
Reports on Form 8-K

On October 10, 2001 the Company filed a Current Report on Form 8-K announcing the Company's financial results for the quarterly period ended September 30, 2001.

On November 16, 2001, the Company filed a Current Report on Form 8-K announcing the appointment of two new members to the board of directors of the Company.

On December 13, 2001, the Company filed a Current Report on Form 8-K announcing its offer to acquire HotJobs.com, Ltd.

On December 27, 2001, the Company filed a Current Report on Form 8-K disclosing the Agreement and Plan of Merger by and among HotJobs.com, Ltd., the Company and HJ Acquisition Corp., a wholly-owned subsidiary of the Company.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2002.

YAHOO! INC.
By:	/s/ SUSAN DECKER Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry Semel and Susan Decker, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TERRY SEMEL Terry Semel	Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2002
/s/ JEFFREY MALLETT Jeffrey Mallett	President, Chief Operating Officer, and Director	March 15, 2002
/s/ SUSAN DECKER Susan Decker	Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	March 15, 2002
/s/ WILLIAM E. LOSCH William E. Losch	Vice President, Finance (Principal Accounting Officer)	March 15, 2002
/s/ RONALD W. BURKLE Ronald W. Burkle	Director	March 15, 2002

/s/ ERIC HIPPEAU Eric Hippeau	Director	March 15, 2002
/s/ ARTHUR H. KERN Arthur H. Kern	Director	March 15, 2002
/s/ TIMOTHY KOOGLE Timothy Koogle	Director	March 15, 2002
/s/ EDWARD KOZEL Edward Kozel	Director	March 15, 2002
/s/ MICHAEL MORITZ Michael Moritz	Director	March 15, 2002
/s/ GARY L. WILSON Gary L. Wilson	Director	March 15, 2002
/s/ JERRY YANG Jerry Yang	Director	March 15, 2002

Index to Exhibits

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of Independent Accountants

QuickLinks

  Part I
  Item 1. Business
  Commerce Properties
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Part II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Costs and Expenses
  Business Segment Results
  Acquisitions
  Related Party Transactions
  Critical Accounting Policies
  Recent Accounting Pronouncements
  Liquidity and Capital Resources
  Operating Leases
  Other Commitments
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