Form 10-Q
period 2002-03-31
YAHOO INC
filed 2002-05-10
CIK 1011006

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002
Common Stock, $0.001 par value	597,891,000

YAHOO! INC.

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31, 2002	March 31, 2001
Net revenues	$192,665	$180,215
Costs and expenses:
Cost of revenues	37,821	38,543
Sales and marketing	96,146	107,228
Product development	32,781	33,121
General and administrative	26,670	19,194
Amortization of intangibles	3,422	14,897

Total operating expenses	196,840	212,983

Loss from operations	(4,175)	(32,768)
Other income (loss), net	22,669	23,276
Minority interests in operations of consolidated subsidiaries	212	229

Income (loss) before income taxes and cumulative effect of accounting change	18,706	(9,263)
Provision for income taxes	8,231	2,223

Net income (loss) before cumulative effect of accounting change	10,475	(11,486)
Cumulative effect of accounting change	(64,120)	—

Net loss	$(53,645)	$(11,486)

Net income (loss) per share—basic:
Net income (loss) before cumulative effect of accounting change	$0.02	$(0.02)
Cumulative effect of accounting change	$(0.11)	$—

Net loss per share—basic	$(0.09)	$(0.02)

Net income (loss) per share—diluted
Net income (loss) before cumulative effect of accounting change	$0.02	$(0.02)
Cumulative effect of accounting change	$(0.11)	$—

Net income loss per share—diluted	$(0.09)	$(0.02)

Shares used in per share calculation—basic	586,878	565,447

Shares used in per share calculation—diluted	610,020	565,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$294,248	$372,632
Short-term investments in marketable securities	511,098	553,795
Accounts receivable, net	89,850	68,648
Prepaid expenses and other current assets	52,418	56,458

Total current assets	947,614	1,051,533
Long-term investments in marketable securities	549,866	580,418
Restricted long-term investments	258,662	258,662
Property and equipment, net	143,635	131,648
Goodwill	463,654	192,987
Intangible assets, net	114,547	19,457
Other assets, net	144,818	144,641

Total assets	$2,622,796	$2,379,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,715	$13,218
Accrued expenses and other current liabilities	252,373	235,897
Deferred revenue	125,194	109,402

Total current liabilities	390,282	358,517

Other liabilities	62,906	23,806
Minority interests in consolidated subsidiaries	29,794	30,006
Stockholders' equity:
Common Stock	601	581
Additional paid-in capital	2,309,215	2,067,410
Treasury stock	(59,988)	(59,988)
Accumulated deficit	(103,953)	(50,308)
Accumulated other comprehensive income (loss)	(6,061)	9,322

Total stockholders' equity	2,139,814	1,967,017

Total liabilities and stockholders' equity	$2,622,796	$2,379,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,645)	$(11,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,955	30,211
Tax benefits from stock options	6,804	2,058
Cumulative effect of accounting change	64,120	—
Earnings in equity interests	(4,300)	(614)
Minority interests in operations of consolidated subsidiaries	(212)	(229)
Non-cash losses from investments	1,854	15,637
Other non-cash charges	5,629	3,415
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(7,036)	36,874
Prepaid expenses and other assets	26,670	(12,044)
Accounts payable	(1,516)	(12,521)
Accrued expenses and other current liabilities	(17,840)	10,165
Deferred revenue	3,960	9,587

Net cash provided by operating activities	47,443	71,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,287)	(41,455)
Purchases of marketable securities	(256,739)	(469,405)
Proceeds from sales and maturities of marketable securities	313,923	548,607
Increase in restricted investments	—	(193,108)
Acquisitions, net of cash acquired, and purchases of other investments	(189,168)	(17,271)
Proceeds from the sale of other investments	687	5,000

Net cash used in investing activities	(138,584)	(167,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	15,694	16,495

Net cash provided by financing activities	15,694	16,495

Effect of exchange rate changes on cash and cash equivalents	(2,937)	(5,318)

Net change in cash and cash equivalents	(78,384)	(85,402)
Cash and cash equivalents at beginning of period	372,632	456,877

Cash and cash equivalents at end of period	$294,248	$371,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1—The Company and Basis of Presentation

        Yahoo! Inc. ("Yahoo!" or the "Company") is a leading provider of comprehensive online products and services to consumers and businesses worldwide. The Company, a Delaware corporation, commenced operations in 1995.

        The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

        These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Certain prior period balances have been reclassified to conform to current period presentation.

Note 2—Recent Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and the reclassification of certain intangibles out of previously reported goodwill.

        Upon the adoption of SFAS 142, the Company recognized a transitional goodwill impairment loss of $64.1 million as of January 1, 2002, which was recorded as the cumulative effect of an accounting change in the Company's consolidated statements of operations. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations. See also Note 3—Goodwill.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

Note 3—Goodwill

        The changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows (in thousands, except per share amounts):

	United States	International	Total
Balance as of January 1, 2002	$47,590	$145,397	$192,987
Acquisitions and other (1)	323,395	11,392	334,787
Cumulative effect of accounting change	—	(64,120)	(64,120)

Balance as of March 31, 2002	$370,985	$92,669	$463,654

(1)
Other primarily includes the reclassification of certain intangibles to goodwill in connection with the adoption of SFAS 142 and certain purchase price adjustments to existing goodwill.

        The Company performed a transitional impairment test of its goodwill and intangible assets as of January 1, 2002. Due to the overall softening of the global economy and the related decline in international advertising, the Company recorded a transitional goodwill impairment loss of $64.1 million, which was recorded as a cumulative effect of an accounting change in the Company's Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

        Due to the adoption of SFAS 142, the Company ceased amortizing goodwill. Had SFAS 142 been in effect in the first quarter of 2001, the Company would not have recorded goodwill amortization expense of $12.5 million. The following summarizes net loss adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net loss	$(53,645)	$(11,486)
Goodwill amortization, net of tax	—	12,511

Adjusted net income (loss)	$(53,645)	$1,025

Basic earnings per share—as reported	$(0.09)	$(0.02)
Basic earnings per share—adjusted	$(0.09)	$—
Diluted earnings per share—as reported	$(0.09)	$(0.02)
Diluted earnings per share—adjusted	$(0.09)	$—

Note 4—Intangibles

	March 31, 2002			December 31, 2001
	Gross carrying amount	Accumulated amortization	Net	Net
	(in thousands)
Intangible assets:
Trademarks	$57,100	$(1,782)	$55,318	$2,890
Customer agreements	52,730	(5,450)	47,280	10,275
Developed technology	8,700	(154)	8,546	—
Content and other	4,950	(1,547)	3,403	6,292

	$123,480	$(8,933)	$114,547	$19,457

        Intangibles are all amortizable and have original estimated useful lives as follows: Trademarks—four to seven years; Customer agreements—one to seven years; Developed technology-three to five years; Content and other—two to three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years are as follows: 2002: $21.2 million; 2003: $21.7 million; 2004; $19.6 million; 2005: $15.2 million; and 2006: $14.1 million.

Note 5—Restructuring Costs

        In 2001, the Company announced restructuring programs to balance its investment in growth areas with the desire to modify its near-term business plan to reflect the current economic and capital market slowdown. These restructuring programs included worldwide workforce reductions, consolidation of excess facilities and other charges. As a result of these restructuring programs, the Company recorded restructuring costs of $57.5 million classified as operating expenses in 2001.

        The worldwide workforce reductions totaling approximately 660 employees across certain business functions, operating units and geographic regions commenced in the second quarter of 2001 and were substantially completed by December 31, 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012. If facilities rental rates continue to decrease in their respective markets or if it takes longer than expected to sublease these facilities, the actual loss could increase the original total restructuring costs of $57.5 million.

        A summary of the restructuring costs during the first quarter of 2002 is as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Cash Payments	Restructuring Accrual at March 31, 2002
Workforce reduction	$3,825	$(3,657)	$168
Consolidation of excess facilities and other charges	25,675	(9,696)	15,979

Total	$29,500	$(13,353)	$16,147

        The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities.

Note 6—Basic and Diluted Net Loss per Share

        Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three month period ended March 31, 2002, potential common shares of 23.1 million were included in the computation and were primarily related to shares issuable upon the exercise of stock options. For the three month period ended March 31, 2001, potential common shares related to shares issuable upon the exercise of stock options of 31.1 million were not included in the computation because they were antidilutive.

Note 7—Comprehensive Loss

        The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net loss	$(53,645)	$(11,486)
Unrealized losses on available-for-sale securities	(11,851)	(15,115)
Foreign currency translation losses	(3,532)	(5,318)

Comprehensive loss	$(69,028)	$(31,919)

        Accumulated other comprehensive loss consists of the unrealized gains or losses on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying unaudited condensed consolidated balance sheets.

Note 8—Acquisition

        In February 2002, the Company completed the acquisition of HotJobs.com, Ltd. ("HotJobs"), a recruiting solutions company, which became a part of the Company's listings properties and generates revenue for the Company primarily through listings and subscription fees for access to HotJobs' database.

        The total purchase price of $439.1 million consisted of $191.8 million in Yahoo! Common Stock, representing approximately 12 million shares, $206.6 million in cash consideration, $33.7 million of stock options exchanged and direct transaction costs of $7.0 million. The value of the common stock and stock options was determined based on the average market price of the Company's common stock over the 5-day period surrounding the date the terms of the exchange offer were finalized in February 2002.

        The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs was as follows (in millions):

Cash acquired	$53.3
Other tangible assets acquired	47.1
Amortizable intangible assets	98.6
Goodwill	323.9
Liabilities	(48.3)
Deferred income taxes	(39.4)
Deferred compensation	3.9

Total	$439.1

        Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name—seven years; Customer contracts—five to seven years; Developed technology—three to five years. Goodwill of $323.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

        The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of HotJobs occurred on January 1, 2001 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Net Revenues	$203,460	$213,828
EBITDA (1)	21,714	(3,929)
Net Loss	(63,253)	(22,185)
Basic EPS	$(0.11)	$(0.04)
Diluted EPS	$(0.10)	$(0.04)

(1)
EBITDA is defined as earnings before interest, taxes, depreciation, amortization, transaction-related costs, stock compensation expenses, and restructuring charges.

Note 9—Segment Information

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

        Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three months ended March 31, 2002 and 2001. Property and equipment information is based on the physical location of the assets.

        Summarized information by segment, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Net revenues:
United States	$166,612	$146,974
International	26,053	33,241

Total net revenues	$192,665	$180,215

Segment EBITDA:
United States	$32,450	$10,056
International	(8,049)	(9,198)

Total segment EBITDA	24,401	858
Corporate and unallocated operating costs and expenses:
Stock compensation expense	(5,621)	(3,415)
Amortization of intangibles	(3,422)	(14,897)
Depreciation	(19,533)	(15,314)

Loss from operations	$(4,175)	$(32,768)

Capital expenditures, net:
United States	$6,513	$37,492
International	774	3,963

Total consolidated capital expenditures, net	$7,287	$41,455

	March 31, 2002	December 31, 2001
Long-lived assets:
United States	$731,125	$297,977
International	135,529	190,756

Total consolidated long-lived assets	$866,654	$488,733

        The following table presents net revenues for groups of similar services (in thousands):

	Three Months Ended March 31,
	2002	2001
Marketing services	$120,995	$141,960
Fees and listings	54,990	33,236
Transactions	16,680	5,019

	$192,665	$180,215

Note 10—Commitments and Contingencies

        Operating Leases.    During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California to serve as the Company's new headquarters. Construction was completed in the third quarter of 2001. Upon substantial completion of the construction, the Company funded the lease facility with deposited funds drawn on the facility by the lessors. The total amount funded was approximately $258.7 million. Approximately $222.4 million of this amount represents an investment in the lease facility resulting from the Company's role as a participant in the master lease facility. The remaining $36.3 million represents collateral for funds provided by the facility's other participants. These amounts have been classified as restricted long-term investments at March 31, 2002.

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

        Net lease commitments as of March 31, 2002 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments
Nine months ended December 31, 2002	$19.4	$(10.2)	$9.2
Year ended December 31,
2003	24.4	(11.5)	12.9
2004	21.6	(11.1)	10.5
2005	18.5	(9.6)	8.9
2006	11.3	(4.5)	6.8
2007	5.7	—	5.7
Thereafter	9.6	—	9.6

        The Company also entered into an agreement committing to lease two additional buildings adjacent to the Company's headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, the Company has committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with incremental increases of 3.5% in each of the following years. After year one of the lease, the Company has the right to (i) purchase the buildings for approximately $68.9 million, plus fees, or (ii) restructure the lease arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years. These amounts are not included in the table above.

        Other Commitments.    In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2002.

        Contingencies.    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. Currently, the Company's subsidiary Launch Media, Inc. ("Launch") is engaged in a lawsuit regarding copyright issues which commenced prior to the Company entering into an agreement to acquire Launch. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in two lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. These forward-looking statements are based upon current expectations and beliefs of the Company's management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading "Risk Factors" and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and any subsequently filed SEC reports.

Overview

        Yahoo! Inc. ("Yahoo!") is a leading provider of comprehensive online products and services to consumers and businesses worldwide. Yahoo! reaches more than 237 million individuals worldwide each month. Headquartered in Sunnyvale, California, Yahoo!'s global network includes 25 World properties and is available in 13 languages. We have offices in the United States, Europe, Asia, Latin America, Australia and Canada.

        We conduct our business globally and manage it geographically. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the United States and International.

Results of Operations

Net Revenues

        Net revenues by groups of similar service were as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	*	2001	*
Marketing services	$120,995	63%	$141,960	79%
Fees and listings	54,990	28%	33,236	18%
Transactions	16,680	9%	5,019	3%

	$192,665	100%	$180,215	100%

*
Percent of Net revenues

        Marketing Services Revenues.    Marketing services revenues are primarily generated from the sale of banner and sponsorship advertisements, including sponsored search services provided through our alliance with Overture Services, Inc. Marketing services in the first quarter of 2002 decreased by $21.0 million, or 15%, as compared to the first quarter of 2001. The decrease is due primarily to the softening of the global economy, which significantly impacted many of our customers' marketing budgets. In addition, Internet companies spent significantly less money in the first quarter of 2002 due to a decrease in the availability of funds from the capital markets as compared to the first quarter of 2001.

        Due to our ongoing transition in customer base from Internet companies to companies in more traditional lines of business, as well as the continuing weakness in world-wide economic conditions, we currently believe that 2002 marketing services revenues will remain comparable in absolute dollars with our 2001 marketing services revenues.

        Fees and Listings Revenues.    Fees and listings revenues consist of revenues generated from a variety of fee and listings-based services we provide. These services primarily include access to the HotJobs database, Small Business Services, Yahoo! Portal Solutions, broadcasting live and on-demand events, Yahoo! Personals, and certain Search and Directory services. Fees and listings revenues in the first quarter of 2002 increased $21.8 million, or 65%, as compared to the first quarter of 2001. The increase is primarily attributable to the acquisition of HotJobs' during the first quarter of 2002, the monetization of Yahoo! Personals, as well as the increase in number of users for our other fee and listings-based services. For 2002, we currently expect fees and listings revenues to increase in absolute dollars as compared to 2001.

        Transactions Revenues.    Transaction revenues in the first quarter of 2002 increased by $11.7 million, or 232%, as compared to the first quarter of 2001. The increase is primarily a result of the increasing number of electronic commerce transactions enabled on the Yahoo! network, principally from our commerce and Small Business Services properties. In addition, the increase in transactions is also driven by a shift from some of our marketing service agreements as well as a change in our Yahoo! Store platform, which have historically been fixed-pricing arrangements, towards performance-based agreements. For 2002, transactions revenues are also currently expected to increase in absolute dollars as compared to 2001.

        Overall, we currently expect total combined revenues for marketing services, fees and listings and transactions to increase in 2002 as compared to 2001.

Costs and Expenses:

        Primary operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2002	*	2001	*
Cost of revenues	$37,821	20%	$38,543	21%
Sales and marketing	96,146	50%	107,228	60%
Product development	32,781	17%	33,121	18%
General and administrative	26,670	14%	19,194	11%

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

        Cost of revenues in the first quarter of 2002 decreased by $0.7 million, or 2%, as compared to the first quarter of 2001. The decrease is primarily a result of achieving more favorable bandwidth pricing as compared to the first quarter of 2001, offset partially by an increase in costs associated with increased network usage during the quarter.

        We currently anticipate that cost of revenues will increase modestly in absolute dollars in 2002, as network usage increases and additional content is introduced for new and enhanced services.

        Sales and Marketing.    Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

        Sales and marketing expenses in the first quarter of 2002 decreased $11.1 million, or 10%, as compared to the first quarter of 2001. This is primarily the result of our overall effort to manage discretionary costs and our 2001 Restructuring programs described below. We currently anticipate that sales and marketing expenses in absolute dollars will increase in 2002 as compared to 2001.

        Product Development.    Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

        Product development expenses in the first quarter of 2002 decreased $0.3 million, or 1%, as compared to the first quarter of 2001. The decrease is primarily attributable to savings obtained through our 2001 Restructuring programs described below, offset by increases in the total compensation for engineers that develop and enhance properties and services throughout the Yahoo! Network.

        We believe that continued investments in product development are required to remain competitive. Consequently, we currently anticipate that product development costs in absolute dollars will increase in 2002 as compared to 2001.

        General and Administrative.    General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

        General and administrative expenses in the first quarter of 2002 increased $7.5 million, or 39%, as compared to the first quarter of 2001. The increase is primarily attributable to increases in the above areas, partially offset by decreases from cost efficiencies obtained through our 2001 Restructuring programs, described below.

        We currently believe that general and administrative expenses in absolute dollars will increase in 2002 as compared to 2001.

        Amortization of Intangibles.    From time to time we have purchased, and expect to continue purchasing, assets or businesses which may result in the creation of intangible assets.

        Amortization of intangibles expense was $3.4 million for the first quarter of 2002, or 2%, of net revenues. For the first quarter of 2001, amortization of intangibles expense was $14.9 million, or 8% of net revenues. The decrease in amortization of intangibles is primarily the result of the discontinuance of goodwill amortization in accordance with the adoption of the provisions of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," offset by additional amortizable intangibles acquired in conjunction with acquisitions accounted for under the purchase method of accounting during the first quarter of 2002.

        Effective January 1, 2002, we have adopted the provisions of SFAS 142, and as a result, we performed a transitional impairment test of our goodwill and intangibles as of January 1, 2002. Due to the overall softening of the global economy, and the related decline in international advertising, we recorded a transitional impairment loss of $64.1 million which was recorded as a cumulative effect of an accounting change in our Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

        Restructuring Costs.    In 2001, we announced restructuring programs to balance our investment in growth areas with the desire to modify our near-term business plan to reflect the current economic and capital market slowdown. These restructuring programs included worldwide workforce reductions, consolidation of excess facilities and other charges. As a result of these restructuring programs, we recorded restructuring costs of $57.5 million classified as operating expenses in 2001.

        The worldwide workforce reductions totaling approximately 660 employees across certain business functions, operating units and geographic regions commenced in the second quarter of 2001 and were substantially completed by December 31, 2001. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012. If facilities rental rates continue to decrease in their respective markets or if it takes longer than expected to sublease these facilities, the actual loss could increase the original total restructuring costs of $57.5 million.

        A summary of the restructuring costs during the first quarter of 2002 is as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Cash Payments	Restructuring Accrual at March 31, 2002
Workforce reduction	$3,825	$(3,657)	$168
Consolidation of excess facilities and other charges	25,675	(9,696)	15,979

Total	$29,500	$(13,353)	$16,147

        The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. We expect the restructuring programs to result in annual savings of approximately $65 million in operating expenses effective January 2002.

        Other Income (Loss), Net.    Other income (loss), net was as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Interest income	$18,333	$26,028
Investment losses	(1,893)	(12,620)
Contract termination fees	2,504	9,000
Earnings in equity interests	4,300	614
Other	(575)	254

	$22,669	$23,276

        Other income (loss), net was $22.7 million, and $23.3 million for the quarters ended March 31, 2002 and 2001. The decrease from the first quarter of 2001 to the first quarter of 2002 of $0.6 million is primarily the result of a decrease in interest income related to a larger average investment balance in the first quarter of 2001, larger contract termination fees in 2001, and foreign exchange losses. The decrease was offset by the smaller net investment loss of $1.9 million in the first quarter of 2002 compared to a net investment loss of $12.6 million in the first quarter of 2001, as well as greater earnings in equity interests, primarily due to the cessation of goodwill amortization related to our equity interests in accordance with SFAS 142.

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

        Minority interests in income from operations of consolidated subsidiaries was $0.2 million for both the first quarters of 2002 and 2001.

        Income Taxes.    The provision for income taxes for the quarter ended March 31, 2002 differs from the amount computed by applying the statutory federal rate principally due to foreign losses not benefited and non-deductible stock-based compensation charges. For the quarter ended March 31, 2001, the provision for income taxes differed from the amount computed by applying the statutory federal rate principally due to foreign losses not benefited, non-deductible amortization costs related to our acquisitions, and non-deductible stock-based compensation charges.

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

        Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues in the first quarter of 2002 and 2001.

        Summarized information by segment, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended March 31,
	2002	(2)	2001	(2)
Net revenues:
United States	166,612	86%	146,974	82%
International	26,053	14%	33,241	18%

Total net revenues	192,665	100%	180,215	100%

Segment EBITDA (1):		(3)		(3)
United States	32,450	19%	$10,056	7%
International	(8,049)	(31%)	(9,198)	(28%)

Total segment EBITDA	24,401	13%	858	0%

(1)
Segment EBITDA includes income from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, depreciation, restructuring costs and acquisition-related costs.

(2)
Percent of Total Net revenues.

(3)
Segment EBITDA Margin.

        United States.    United States revenues in the first quarter of 2002 increased $19.6 million, or 13%, compared to the first quarter of 2001 primarily as a result of the acquisition of HotJobs during the first quarter of 2002, as well as the monetization of Yahoo! Personals and Search and Directory services, partially offset by a decrease in other marketing services revenues. United States segment EBITDA in the first quarter of 2002 increased $22.4 million, or 223%, compared to the first quarter of 2001 primarily as a result of increased net revenues during the period and cost savings obtained through a reduction in discretionary spending and the 2001 Restructuring programs.

        International.    International revenues in the first quarter of 2002 decreased $7.2 million, or 22%, primarily due to the decline in international advertising which occurred in international markets during 2001. International segment EBITDA increased $1.1 million, or 12%, primarily as a result of a reduction in discretionary spending and the 2001 Restructuring programs.

Acquisition

        In February 2002, we completed the acquisition of HotJobs.com, Ltd. ("HotJobs"), a recruiting solutions company, which became a part of our listings properties and generates revenue primarily through listings and subscription fees for access to HotJobs' database.

        The total purchase price of $439.1 million consisted of $191.8 million in Yahoo! Common Stock, representing approximately 12 million shares, $206.6 million in cash consideration, $33.7 million of stock options exchanged and direct transaction costs of $7.0 million. The value of the common stock and stock options was determined based on the average market price of our common stock over the 5-day period surrounding the date the terms of the exchange offer were finalized in February 2002.

        The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs was as follows (in millions):

Cash acquired	$53.3
Other tangible assets acquired	47.1
Amortizable intangible assets	98.6
Goodwill	323.9
Liabilities	(48.3)
Deferred income taxes	(39.4)
Deferred compensation	3.9

Total	$439.1

        Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name—seven years; Customer contracts—five to seven years; Developed technology—three to five years. Goodwill of $323.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

Related Party Transactions

        SOFTBANK, including its consolidated affiliates ("SOFTBANK"), was approximately a 16% stockholder of the Company at March 31, 2002. We are party to certain joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors. As a result, SOFTBANK is able to significantly influence all matters requiring Yahoo! stockholder approval. Revenues from SOFTBANK accounted for approximately 1% and 3% of net revenues during each of the quarters ended March 31, 2002 and 2001. We believe contracted prices are comparable to those given to our other similarly situated customers.

Recent Accounting Pronouncements

        Effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

        Upon the adoption of SFAS 142, the Company recognized a transitional goodwill impairment loss of $64.1 million as of January 1, 2002, which was recorded as the cumulative effect of a change in accounting principal in the Company's consolidated Statements of Operations. See also Note—3 Goodwill. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2002	2001
Cash provided by operating activities	$47,443	$71,053
Cash used in investing activities	(138,584)	(167,632)
Cash provided by financing activities	15,694	16,495

        Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. We had cash and cash equivalents and investments in marketable debt securities totaling approximately $1.3 billion at March 31, 2002.

        Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation, amortization, tax benefits from stock options, net investment losses, the cumulative effect of an accounting change, other non-cash items, and the effect of changes in working capital and other activities. For the three months ended March 31, 2002, cash provided by operating activities of $47.4 million consisted primarily of a net loss of $53.6 million adjusted for non-cash items of $96.8 million and $4.2 million provided by working capital and other activities. For the three months ended March 31, 2001, cash provided by operating activities of $71.1 million consisted primarily of a net loss of $11.5 million adjusted for non-cash items of $50.5 million and $32.1 million provided by working capital and other activities.

        Cash used in investing activities in the first quarter of 2002 of $138.6 million was primarily attributable to proceeds from sales and maturities (net of purchases) of investments in marketable securities during the period of $57.2 million, offset by an increase in capital expenditures totaling $7.3 million and cash used in acquisitions and purchases of other investments, net of $188.5 million. Cash used in investing activities in the first quarter of 2001 of $167.6 million was primarily attributable to proceeds from sales and maturities (net of purchases) of investments in marketable securities during the period of $79.2 million, offset by an increase in restricted investments of $193.1 million, capital expenditures totaling $41.5 million, and cash used in acquisitions and purchases of other investments, net of $12.3 million.

        For the three months ended March 31, 2002 and 2001, cash provided by financing activities of $15.7 million and $16.5 million, was primarily from the issuance of Common Stock pursuant to the exercise of stock options.

Operating Leases

        During 1999, we entered into agreements for the development of an office complex in Sunnyvale, California to serve as our headquarters. Construction was completed in the third quarter of 2001. Upon substantial completion of the construction, we funded the lease facility with deposited funds drawn on the facility by the lessors. The total amount funded was approximately $258.7 million. Approximately

$222.4 million of this amount represents an investment in the lease facility resulting from our role as a participant in the master lease facility. The remaining $36.3 million represents collateral for funds provided by the facility's other participants. These amounts are classified as restricted long-term investments at March 31, 2002. Rent obligations for the complex bear a direct relationship to the lessor's carrying costs of $258.4 million. The lease provides us with the option at the end of the lease term in 2006 to (i) acquire the buildings for an amount equal to the lessor's carrying costs; (ii) re-market the buildings; or (iii) renew the lease for a second, five-year term, upon written consent of the participating parties. We have guaranteed the residual value associated with the buildings under the lease to the lessor of approximately 86% of the lessor's carrying costs.

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

        Net lease commitments as of March 31, 2002 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments
Nine months ended December 31, 2002	$19.4	$(10.2)	$9.2
Year ended December 31,
2003	24.4	(11.5)	12.9
2004	21.6	(11.1)	10.5
2005	18.5	(9.6)	8.9
2006	11.3	(4.5)	6.8
2007	5.7	—	5.7
Thereafter	9.6	—	9.6

        We also have an agreement committing to lease two additional buildings adjacent to our headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, we have committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with incremental increases of 3.5% in each of the following years. After year one of the lease, we have the right to (i) purchase the buildings for approximately $68.9 million, plus fees, (ii) restructure the lease arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years. These amounts are not included in the table above.

Other Commitments

        In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2002.

        During 2001, we announced that the Board of Directors had authorized a repurchase of up to $500 million of our outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. We may utilize equity instrument contracts to facilitate the repurchase of Common Stock. Pursuant to this repurchase program, we have repurchased a total of 5.4 million shares for approximately $60.0 million through March 31, 2002 and may continue to repurchase shares in future periods. We did not repurchase any shares of Common Stock during the first quarter of 2002.

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

  •
  online employment recruiting companies;

  •
  online merchant hosting services; and

  •
  online broadcasting of business events.

        In particular, we face significant competition from AOL Time Warner and Microsoft (MSN). The combination of America Online and Time Warner provides America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo!. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with the user, which we generally lack. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. We also face competition from Websites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences, deepen our relationships with our users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position.

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

        Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. In particular, although we experienced strong revenue growth through the year 2000, revenues in the year 2001 were substantially lower than revenues in the prior year. There can be no assurance that the purchasing pattern of customers advertising on the Yahoo! network will not continue to fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors. In addition, Yahoo! currently expects that its operating expenses will continue to increase as we expand our sales and marketing operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Additionally, we are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We have experienced a decline in our stock price and market capitalization and our industry is experiencing a slower growth rate than historically realized. If such factors continue, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or amortizable intangible assets is determined. At March 31, 2002, our goodwill and other intangible assets were $578.2 million. In the first quarter of 2002, we recorded a transitional impairment charge of $64.1 million as a cumulative effect of an accounting change, resulting from the adoption of SFAS 142. For more information on this transitional impairment charge, see Note 2—Recent Accounting Pronouncements and Amortization of Intangibles as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We also hold investments in securities of technology companies. Due to the recent volatility in the stock market in general, and the market prices of securities of technology companies in particular, we have realized decreases in the market value of such investments of $5.9 million in the first quarter of 2002 which have been recorded in our consolidated statement of operations. We may realize further decreases in the market value of certain investments in future periods.

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

        We have invested a significant amount of money and resources in the creation of our Yahoo! Enterprise Solutions business, which is composed of our Portals, Broadcast and Small Business Groups. Many of these services are unproven and may fail to gain market acceptance. Because the market for these business and enterprise services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. We cannot assure you that the market for business and enterprise services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, our operating results could be adversely affected.

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

        We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, chief operating officer, chief financial officer, chief technical officer, executive and senior vice presidents, and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the cases of our newly appointed chief operating officer, Dan Rosensweig, and certain new senior vice presidents, only recently joined us. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, Yahoo!'s president and chief operating officer, Jeff Mallett, departed in April 2002. We may experience similar departures from our domestic or international business units in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, will have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest, and an employee may be more likely to leave Yahoo!'s employ upon completion of the vesting period for the initial option grant.

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

        The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of 2002, the closing sale prices of our common stock on the Nasdaq ranged from $20.50 to $14.44 per share and the closing sale price of our common stock on May 8, 2002 was $16.32 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Management and one large stockholder beneficially own approximately 30.6% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

        Yahoo!'s directors and executive officers and SOFTBANK beneficially owned approximately 30.6% of Yahoo!'s outstanding common stock as of April 30, 2002. Eric Hippeau is a member of our board of directors and is also a Managing Partner of SOFTBANK Capital Partners, an affiliate of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

        Interest Rate Risk.    Our exposure to market rate risk for changes in interest rates relates primarily to the our investment portfolio and our lease obligation pertaining to our headquarter facility in Sunnyvale, California. We have not used derivative financial instruments to hedge our investment portfolio. We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk.

        Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2002, investments in debt securities with maturities less than one year of $511.1 million had a weighted average yield of approximately 4.61%. Investments in debt securities with maturities between one and five years of $528.6 million had a weighted average yield of approximately 4.65%.

        Rent obligations for our Sunnyvale, California office complex bear a direct relationship to the lessor's carrying costs of $258.4 million. Our rent expense is based on a floating LIBOR interest rate, which is reset periodically and can be locked in for a maximum of six months. As a result, our rent expense is subject to fluctuations as the LIBOR interest rate changes. See "Liquidity and Capital Resources—Operating leases" for further discussion of our rent obligations.

        Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 14% of total revenues during the quarter ended March 31, 2002. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, this may adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the first quarter of 2002 was not material.

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

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2002, the net unrealized losses of $19.8 million on these investments have been recorded net of deferred taxes of $7.9 million as a separate component of stockholders' equity.

        We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of March 31, 2002, we had available-for-sale equity investments with a fair value of $21.3 million and a cost basis of $12.4 million. The net unrealized gains of $8.9 million have been recorded net of deferred taxes of

$3.6 million as a separate component of stockholders' equity. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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
  Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference).
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3**	Form of Senior Note.
4.4**	Form of Subordinated Note.
4.5**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7**	Form of Warrant Agreement (together with form of Warrant Certificate).
4.8	Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference).
10.40*	Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp.

    *
    Filed herewith.

    **
    To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

  b.
  Reports on Form 8-K:

    On January 11, 2002 the Company filed a report on Form 8-K announcing the commencement of the exchange offer for HotJobs.com, Ltd. common stock. A copy of the press release was attached and incorporated by reference therein.

    On January 18, 2002, the Company filed a report on Form 8-K which announced Yahoo's financial results for the quarter and year ended December 31, 2001. A copy of Yahoo's press release announcing the results was attached and incorporated by reference therein.

    On January 29, 2002, the Company filed a report on Form 8-K announcing that the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the Company's proposed acquisition of HotJobs.com, Ltd. A copy of the press release was attached and incorporated by reference therein.

    On February 7, 2002, the Company filed a report on Form 8-K announcing the exchange ratio for the exchange offer relating to the Company's proposed acquisition of HotJobs.com, Ltd. and announcing that the Securities and Exchange Commission had declared effective Yahoo!'s registration statement relating to the exchange offer. A copy of the press release was attached and incorporated by reference therein.

    On February 14, 2002, the Company filed a report on Form 8-K which announced the completion of its acquisition of HotJobs.com, Ltd. A copy of Yahoo!'s press release announcing the completion of the acquisition was attached and incorporated by reference therein.

Signatures

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.
Dated: May 10, 2002	By:	/s/ SUSAN L. DECKER Susan L. Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
Dated: May 10, 2002	By:	/s/ WILLIAM E. LOSCH William E. Losch Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.
Index to Exhibits

Title	Exhibit No.
Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp.	10.40

QuickLinks

YAHOO! INC. Table of Contents
  PART I—FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements (unaudited)
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
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
YAHOO! INC. Index to Exhibits