Form 10-Q
period 2002-06-30
YAHOO INC
filed 2002-07-30
CIK 1011006

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2002
Common Stock, $0.001 par value	600,571,000

YAHOO! INC.

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net revenues	$225,792	$182,165	$418,457	$362,380
Costs and expenses:
Cost of revenues	41,708	40,559	79,529	79,102
Sales and marketing	110,015	101,991	206,161	209,219
Product development	35,162	32,221	67,944	65,342
General and administrative	25,437	20,202	52,106	39,396
Amortization of intangibles	5,952	15,576	9,374	30,473
Restructuring costs	—	40,700	—	40,700
Acquisition-related costs	—	4,750	—	4,750

Total operating expenses	218,274	255,999	415,114	468,982

Income (loss) from operations	7,518	(73,834)	3,343	(106,602)
Other income, net	29,228	26,490	51,897	49,766
Minority interests in operations of consolidated subsidiaries	139	233	351	462

Income (loss) before income taxes and cumulative effect of accounting change	36,885	(47,111)	55,591	(56,374)
Provision for income taxes	15,491	1,413	23,722	3,636

Net income (loss) before cumulative effect of accounting change	21,394	(48,524)	31,869	(60,010)
Cumulative effect of accounting change	—	—	(64,120)	—

Net income (loss)	$21,394	$(48,524)	$(32,251)	$(60,010)

Net income (loss) per share — basic:
Net income (loss) before cumulative effect of accounting change	$0.04	$(0.09)	$0.05	$(0.11)
Cumulative effect of accounting change	$—	$—	$(0.10)	$—

Net income (loss) per share — basic	$0.04	$(0.09)	$(0.05)	$(0.11)

Net income (loss) per share — diluted
Net income (loss) before cumulative effect of accounting change	$0.03	$(0.09)	$0.05	$(0.11)
Cumulative effect of accounting change	$—	$—	$(0.10)	$—

Net income (loss) per share — diluted	$0.03	$(0.09)	$(0.05)	$(0.11)

Shares used in per share calculation — basic	598,740	569,768	592,809	567,608

Shares used in per share calculation — diluted	615,542	569,768	612,781	567,608

        The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$303,591	$372,632
Short-term investments in marketable securities	526,411	553,795
Accounts receivable, net	86,340	68,648
Prepaid expenses and other current assets	56,435	56,458

Total current assets	972,777	1,051,533
Long-term investments in marketable securities	643,080	580,418
Restricted long-term investments	258,662	258,662
Property and equipment, net	135,653	131,648
Goodwill	458,132	192,987
Intangible assets, net	108,362	19,457
Other assets, net	149,097	144,641

Total assets	$2,725,763	$2,379,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,164	$13,218
Accrued expenses and other current liabilities	257,576	235,897
Deferred revenue	135,811	109,402

Total current liabilities	407,551	358,517

Other liabilities	89,694	23,806
Minority interests in consolidated subsidiaries	29,655	30,006
Stockholders' equity:
Common Stock	606	581
Additional paid-in capital	2,343,926	2,067,410
Treasury stock	(59,988)	(59,988)
Accumulated deficit	(82,559)	(50,308)
Accumulated other comprehensive income (loss)	(3,122)	9,322

Total stockholders' equity	2,198,863	1,967,017

Total liabilities and stockholders' equity	$2,725,763	$2,379,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2002	June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,251)	$(60,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,431	62,453
Tax benefits from stock options	20,756	3,163
Cumulative effect of accounting change	64,120	—
Earnings in equity interests	(9,800)	(1,328)
Minority interests in operations of consolidated subsidiaries	(351)	(462)
Noncash (gains) losses from investments	(3,101)	12,562
Noncash restructuring costs	—	11,659
Other noncash charges	6,776	7,057
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(3,526)	30,415
Prepaid expenses and other assets	23,874	(18,385)
Accounts payable	(67)	(14,729)
Accrued expenses and other current liabilities	(10,613)	31,248
Current deferred revenue	14,577	1,806
Long term deferred revenue	30,000	—

Net cash provided by operating activities	150,825	65,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(21,588)	(55,056)
Purchases of marketable securities	(543,037)	(723,012)
Proceeds from sales and maturities of marketable securities	495,745	781,624
Increase in restricted investments	—	(193,108)
Acquisitions, net of cash acquired, and purchases of other investments	(189,168)	(18,801)
Proceeds from the sale of other investments	687	5,000

Net cash used in investing activities	(257,361)	(203,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	35,699	53,947

Net cash provided by financing activities	35,699	53,947

Effect of exchange rate changes on cash and cash equivalents	1,796	(4,600)

Net change in cash and cash equivalents	(69,041)	(88,557)
Cash and cash equivalents at beginning of period	372,632	456,877

Cash and cash equivalents at end of period	$303,591	$368,320

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

Note 3—Goodwill

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows (in thousands):

	United States	International	Total
Balance as of January 1, 2002	$47,590	$145,397	$192,987
Acquisitions and other (1)	319,844	9,421	329,265
Cumulative effect of accounting change	—	(64,120)	(64,120)

Balance as of June 30, 2002	$367,434	$90,698	$458,132

(1)
Other primarily includes the reclassification of certain intangibles to goodwill in connection with the adoption of SFAS 142 and certain purchase price adjustments to existing goodwill. See also Note 9—Acquisition.

        The Company performed a transitional impairment test of its goodwill and intangible assets as of January 1, 2002. Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a goodwill transitional impairment loss of $64.1 million, which was recorded during the first quarter as a cumulative effect of an accounting change in the Company's Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

        Due to the adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. Had SFAS 142 been in effect during the three and six months ended June 30, 2001, the Company would not have recorded goodwill amortization expense of $13.9 million and $26.5 million, respectively. The following summarizes net income (loss) adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net income (loss)	$21,394	$(48,524)	$(32,251)	$(60,010)
Goodwill amortization, net of tax	—	13,945	—	26,456

Adjusted net income (loss)	$21,394	$(34,579)	$(32,251)	$(33,554)

Basic earnings per share — as reported	$0.04	$(0.09)	$(0.05)	$(0.11)
Basic earnings per share — adjusted	$0.04	$(0.06)	$(0.05)	$(0.06)
Diluted earnings per share — as reported	$0.03	(0.09)	$(0.05)	$(0.11)
Diluted earnings per share — adjusted	$0.03	$(0.06)	$(0.05)	$(0.06)

Note 4—Intangible Assets, Net
(in thousands)

	June 30, 2002
			December 31, 2001
	Gross carrying amount	Accumulated amortization
			Net	Net
Trademarks	$57,100	$(3,923)	$53,177	$2,890
Customer agreements	52,730	(8,413)	44,317	10,275
Developed technology	8,700	(616)	8,084	—
Content and other	4,950	(2,166)	2,784	6,292

	$123,480	$(15,118)	$108,362	$19,457

        The intangible assets are all amortizable and have original estimated useful lives as follows: Trademarks—four to seven years; Customer agreements—one to seven years; Developed technology—three to five years; Content and other—two to three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2002: $21.2 million; 2003: $21.7 million; 2004: $19.6 million; 2005: $15.2 million; and 2006: $14.1 million. See also Note 9—Acquisition.

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

        A summary of the restructuring costs during the six months ended June 30, 2002 is as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Cash Payments	Restructuring Accrual at June 30, 2002
Workforce reduction	$3,825	$(3,825)	$—
Consolidation of excess facilities and other charges	25,675	(11,946)	13,729

Total	$29,500	$(15,771)	$13,729

        The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities.

Note 6—Other Liabilities

        Other liabilities includes deferred tax liabilities of $59.7 million and $23.8 million and long-term deferred revenue of $30.0 million and $0 as of June 30, 2002 and December 31, 2001, respectively.

Note 7—Basic and Diluted Net Income (Loss) per Share

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and six month period ended June 30, 2002, potential common shares of 16.8 million and 20.0 million were included in the computation and were primarily related to shares issuable upon the exercise of stock options. For the three and six month period ended June 30, 2001, potential common shares related to shares issuable upon the exercise of stock options of 26.6 million and 28.8 million were not included in the computation because they were antidilutive.

Note 8—Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$21,394	$(48,524)	$(32,251)	$(60,010)
Unrealized gains (losses)
on available-for-sale securities	(529)	2,986	(12,380)	(12,129)
Foreign currency translation gains (losses)	3,468	425	(64)	(4,893)

Comprehensive income (loss)	$24,333	$(45,113)	$(44,695)	$(77,032)

        Accumulated other comprehensive income (loss) consists of the unrealized gains or losses on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying unaudited condensed consolidated balance sheets.

Note 9—Acquisition

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

        The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs was as follows (in millions):

Cash acquired	$53.3
Other tangible assets acquired	47.1
Amortizable intangible assets	98.6
Goodwill	325.6
Liabilities	(50.0)
Deferred income taxes	(39.4)
Deferred compensation	3.9

Total	$439.1

        Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name—seven years; Customer contracts—five to seven years; Developed technology—three to five years. Goodwill of $325.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

        The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of HotJobs occurred on January 1, 2001 (in thousands, except per share amounts):

	Six Months Ended June 30,
	2002	2001
Net Revenues	$429,252	$427,433
Net Loss	(41,859)	(75,452)
Basic EPS	$(0.07)	$(0.13)
Diluted EPS	$(0.07)	$(0.13)

Note 10—Segment Information

        The Company conducts business globally and manages it geographically. The Company's primary areas of measurement and decision-making are the United States and International. The Company's management relies on an internal management reporting process that provides revenue and segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, and depreciation. Management believes that segment EBITDA is an appropriate measure of evaluating the operating performance of the Company's segments. However, segment EBITDA should be considered only in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

        Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three and six months ended June 30, 2002 and 2001. Property and equipment information is based on the physical location of the assets.

        Summarized information by segment, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net revenues:
United States	$187,465	$149,111	$354,077	$296,085
International	38,327	33,054	64,380	66,295

Total net revenues	$225,792	$182,165	$418,457	$362,380

Segment EBITDA:
United States	$39,673	$(27,733)	$72,123	$(17,677)
International	(3,560)	(10,217)	(11,609)	(19,415)

Total segment EBITDA	36,113	(37,950)	60,514	(37,092)
Corporate and unallocated operating costs and expenses:
Stock compensation expense	(1,119)	(3,642)	(6,740)	(7,057)
Amortization of intangibles	(5,952)	(15,576)	(9,374)	(30,473)
Depreciation	(21,524)	(16,666)	(41,057)	(31,980)

Income (loss) from operations	$7,518	$(73,834)	$3,343	$(106,602)

Capital expenditures, net:
United States	$13,279	$12,027	$19,792	$49,519
International	1,022	1,574	1,796	5,537

Total consolidated capital expenditures, net	$14,301	$13,601	$21,588	$55,056

	June 30, 2002	December 31, 2001
Long-lived assets:
United States	$731,354	$297,977
International	119,890	190,756

Total consolidated long-lived assets	$851,244	$488,733

        The following table presents net revenues for groups of similar services (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Marketing services	$135,696	$140,919	$256,691	$282,879
Fees and listings	74,082	35,510	129,072	68,746
Transactions	16,014	5,736	32,694	10,755

	$225,792	$182,165	$418,457	$362,380

Note 11—Commitments and Contingencies

        Operating Leases.    During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California to serve as the Company's new headquarters. Construction was completed in the third quarter of 2001. Upon substantial completion of the construction, the Company funded the lease facility with deposited funds drawn on the facility by the lessors. The total amount funded was approximately $258.7 million. Approximately $222.4 million of this amount represents an investment in the lease facility resulting from the Company's role as a participant in the master lease facility. The remaining $36.3 million represents collateral for funds provided by the facility's other participants. These amounts have been classified as restricted long-term investments at June 30, 2002. Rent obligations for the complex bear a direct relationship to the lessor's carrying costs of $258.4 million. The lease provides the Company with the option at the end of the lease term in 2006 to (i) acquire the complex for an amount equal to the lessor's carrying costs; (ii) re-market the complex; or (iii) renew the lease for a second, five-year term, upon written consent of the participating parties. In addition, the Company has the right to acquire the complex pursuant to a purchase option in the master lease agreement. The Company has guaranteed the residual value associated with the buildings under the lease to the lessor of approximately 86% of the lessor's carrying costs. Subsequent to June 30, 2002, the Company exercised its right to acquire the complex pursuant to the master lease agreement. See also Note 12- Subsequent Event.

        The Company has entered into various non-cancelable operating lease agreements for its other offices throughout the U.S. and its international subsidiaries with original lease periods ranging from 6 months to 13 years and expiring between 2002 and 2012.

        In addition, the Company has entered into various sublease arrangements associated with its excess facilities under the 2001 restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

        Net lease commitments as of June 30, 2002, excluding future payments for the Sunnyvale headquarters as the lease was terminated subsequent to period end, can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments
Six months ended December 31, 2002	$10.7	$(3.8)	$6.9
Year ended December 31,
2003	20.5	(7.9)	12.6
2004	16.7	(6.1)	10.6
2005	12.5	(4.0)	8.5
2006	10.9	(3.2)	7.7
2007	7.3	—	7.3
Thereafter	12.8	—	12.8

        The Company also entered into an agreement committing to lease two additional buildings adjacent to the Company's headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, the Company has committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with incremental increases of 3.5% in each of the following years. After year one of the lease, the Company has the right to (i) purchase the buildings for approximately $68.9 million, plus fees, or (ii) restructure the lease through an alternate financing arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years. These amounts are not included in the table above.

        Other Commitments.    In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2002.

        Contingencies.    From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with the Company's email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. Currently, the Company's subsidiary Launch Media, Inc. ("Launch") is engaged in a lawsuit regarding copyright issues which commenced prior to the Company entering into an agreement to acquire Launch. In addition, from time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits and other forms of communication. Currently, the Company is engaged in one lawsuit regarding patent issues and has been notified of a number of other potential patent disputes.

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

Note 12—Subsequent Event

        During July 2002, the Company exercised its right pursuant to the master lease agreement to acquire its Sunnyvale headquarters for approximately $259 million, which was funded by restricted long-term investments. As a result, the Company increased property and equipment by approximately $259 million and eliminated its restricted long-term investments.

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

Results of Operations

Net Revenues

        Net revenues by groups of similar service were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2002	*	2001	*	2002	*	2001	*
Marketing services	$135,696	60%	$140,919	77%	$256,691	61%	$282,879	78%
Fees and listings	74,082	33%	35,510	20%	129,072	31%	68,746	19%
Transactions	16,014	7%	5,736	3%	32,694	8%	10,755	3%

	$225,792	100%	$182,165	100%	$418,457	100%	$362,380	100%

*
Percent of Net revenues

        Marketing Services Revenues.    Marketing services revenues are primarily generated from the sale of banner and sponsorship advertisements, including sponsored search services provided through our alliance with Overture Services, Inc. Marketing services in the second quarter of 2002 decreased by $5.2 million, or 4%, as compared to the second quarter of 2001. For the six months ended June 30, 2002, marketing services decreased $26.2 million, or 9%, as compared to the corresponding year ago period. The decreases are due primarily to a decrease in renewals of previous advertising arrangements from Internet companies offset partially by an increase in revenues from small and medium sized companies, realized through our sponsored search services and inside sales organization.

        We currently believe that 2002 marketing services revenues will remain comparable in absolute dollars with our 2001 marketing services revenues.

        Fees and Listings Revenues.    Fees and listings revenues consist of revenues generated from a variety of fee and listings-based services we provide. These services primarily include access to the HotJobs database, Small Business Services, Yahoo! Portal Solutions, broadcasting live and on-demand events, Yahoo! Personals, and certain Search and Directory services. Fees and listings revenues in the second quarter of 2002 increased $38.6 million, or 109%, as compared to the second quarter of 2001. For the six months ended June 30, 2002, fees and listings revenues increased $60.3 million, or 88%, as compared to the corresponding year ago period. The increases are primarily attributable to the acquisition of HotJobs' during the first quarter of 2002, the monetization of Yahoo! Personals, as well as the increase in number of paying customers for our other fee- and listings-based services.

        For 2002, we currently expect fees and listings revenues to increase in absolute dollars as compared to 2001.

        Transactions Revenues.    Transactions revenues in the second quarter of 2002 increased by $10.3 million, or 179%, as compared to the second quarter of 2001. For the six months ended June 30, 2002, transactions revenues increased $21.9 million, or 204%, as compared to the corresponding year ago period. The increase in transactions is primarily driven by a shift from some of our marketing service and fee-based arrangements towards performance-based agreements and an increasing number of electronic commerce transactions from the Small Business Services properties.

        For 2002, transactions revenues are also currently expected to increase in absolute dollars as compared to 2001.

        Overall, we currently expect total combined revenues for marketing services, fees and listings, and transactions to increase in 2002 as compared to 2001.

Costs and Expenses:

        Primary operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2002	*	2001	*	2002	*	2001	*
Cost of revenues	$41,708	18%	$40,559	22%	$79,529	19%	$79,102	22%
Sales and marketing	110,015	49%	101,991	56%	206,161	49%	209,219	58%
Product development	35,162	16%	32,221	18%	67,944	16%	65,342	18%
General and administrative	$25,437	11%	$20,202	11%	$52,106	12%	$39,396	11%

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

        Cost of revenues in the second quarter of 2002 increased by $1.1 million, or 3%, as compared to the second quarter of 2001. For the six months ended June 30, 2002, cost of revenues increased $0.4 million, or 1%, as compared to the corresponding year ago period. The increases are primarily attributable to the acquisition of HotJobs during the first quarter of 2002 and an increase in costs associated with greater network usage, partially offset by achieving more favorable bandwidth pricing during 2002.

        We currently anticipate that cost of revenues will increase modestly in absolute dollars in 2002.

        Sales and Marketing.    Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

        Sales and marketing expenses in the second quarter of 2002 increased $8.0 million, or 8%, as compared to the second quarter of 2001. This is primarily the result of the acquisition of HotJobs offset by our overall effort to manage discretionary costs and our 2001 Restructuring programs described further below. For the six months ended June 30, 2002, sales and marketing expenses decreased $3.1 million, or 1%, as compared to the corresponding year ago period, which is primarily the result of our overall effort to manage discretionary costs and our 2001 Restructuring programs.

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

        Product development expenses in the second quarter of 2002 increased $2.9 million, or 9%, as compared to the second quarter of 2001. For the six months ended June 30, 2002, product development expenses increased $2.6 million, or 4%, as compared to the corresponding year ago period. The increases are primarily the result of our acquisition of HotJobs as well as overall increases in our total compensation expense related to engineers that develop and enhance properties and services throughout the Yahoo! Network, offset by savings obtained through our 2001 Restructuring programs described below.

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

        General and administrative expenses in the second quarter of 2002 increased $5.2 million, or 26%, as compared to the second quarter of 2001. For the six months ended June 30, 2002, general and administrative expenses increased $12.7 million, or 32%, as compared to the corresponding year ago period. The increases are primarily attributable to increases in compensation related expenses and incremental general and administrative expenses as a result of the acquisition of HotJobs, partially offset by decreases from cost efficiencies obtained through our 2001 Restructuring programs, described below.

        We currently believe that general and administrative expenses in absolute dollars will increase in 2002 as compared to 2001.

        Amortization of Intangibles.    From time to time we have purchased, and expect to continue purchasing, assets or businesses which may result in the creation of intangible assets.

        Amortization of intangibles expense was $6.0 million for the second quarter of 2002, or 3%, of net revenues. For the second quarter of 2001, amortization of intangibles expense was $15.6 million, or 9% of net revenues. For the six months ended June 30, 2002, amortization of intangible expense was $9.4 million, or 2% of net revenues, compared to $30.5 million, or 8% of net revenues, for the corresponding year ago period. The decrease in amortization of intangibles is primarily the result of the discontinuance of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," offset by additional amortizable intangibles acquired in conjunction with acquisitions during the first quarter of 2002.

        Effective January 1, 2002, we have adopted the provisions of SFAS 142, and as a result, we performed a transitional impairment test of our goodwill and intangibles as of January 1, 2002. Due to the overall softening of the global economy, and the related decline in international advertising, we recorded a transitional impairment loss of $64.1 million, which was recorded as a cumulative effect of an accounting change in our Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

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

        A summary of the restructuring costs during the six months ended June 30, 2002 is as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Cash Payments	Restructuring Accrual at June 30, 2002
Workforce reduction	$3,825	$(3,825)	$—
Consolidation of excess facilities and other charges	25,675	(11,946)	13,729

Total	$29,500	$(15,771)	$13,729

        The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. We expect the restructuring programs to result in savings of approximately $65 million in operating expenses in 2002.

        Other Income, Net.    Other income, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income	$16,465	$24,551	$34,798	$50,579
Investment gains (losses)	4,906	3,032	3,013	(9,588)
Contract termination fees	—	—	2,504	9,000
Earnings in equity interests	5,500	714	9,800	1,328
Other	2,357	(1,807)	1,782	(1,553)

	$29,228	$26,490	$51,897	$49,766

        Other income, net was $29.2 million and $26.5 million for the quarters ended June 30, 2002 and 2001. The increase from the second quarter of 2001 to the second quarter of 2002 of $2.7 million is primarily the result of greater earnings in equity interests, the cessation of goodwill amortization related to our equity interests in accordance with SFAS 142, and greater foreign exchange gains and investment gains realized during the second quarter of 2002. These increases were offset by a decrease in interest income related to a smaller average investment balance in the second quarter of 2002 as well as a decline in interest rates.

        Other income, net was $51.9 million and $49.8 million for the six months ended June 30, 2002 and 2001. The increase of $2.1 million is primarily the result of greater investment gains, earnings in equity interests, and the cessation of goodwill amortization related to our equity interests in accordance with SFAS 142. These increases were offset by a decrease in interest income related to a smaller average investment balance in the first half of 2002, a decline in interest rates, and larger contract termination fees in 2001.

        Other income, net in future periods may fluctuate as a result of changes in our average investment balances held, changes in market rates or the sale of investments, and investment impairments.

        Minority Interests in Operations of Consolidated Subsidiaries.    Minority interests in operations of consolidated subsidiaries represents the minority partners' percentage share of income or losses from such subsidiaries.

        Minority interests in income from operations of consolidated subsidiaries was $0.1 million and $0.4 million for the three and six months ended June 30, 2002, compared to $0.2 million and $0.5 million for the corresponding year ago periods.

        Income Taxes.    The provision for income taxes for the three and six months ended June 30, 2002 differs from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit is provided, the recognition of certain capital loss carryforward benefits, and nontaxable earnings from certain investments. For the three and six months ended June 30, 2001, the provision for income taxes differed from the amount computed by applying the statutory federal rate due to nondeductible amortization charges related to acquisitions, nondeductible stock compensation charges, and foreign losses for which no tax benefit is provided.

Business Segment Results

        We conduct business globally and manage it geographically. Our segments for financial reporting purposes are the United States and International. Management relies on an internal management reporting process that provides segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, and depreciation. We believe that segment EBITDA is an appropriate measure of evaluating the operating performance of our segments. However, segment EBITDA should be considered only in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

        Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three and six months ended June 30, 2002 and 2001.

        Summarized information by segment, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2002	(2)	2001	(2)	2002	(2)	2001	(2)
Net revenues:
United States	187,465	83%	$149,111	82%	354,077	85%	$296,085	82%
International	38,327	17%	33,054	18%	64,380	15%	66,295	18%

Total net revenues	225,792	100%	$182,165	100%	418,457	100%	$362,380	100%

Segment EBITDA (1):		(3)		(3)		(3)
United States	39,673	21%	$(27,733)	(19)%	72,123	20%	$(17,677)	(6)%
International	(3,560)	(9)%	(10,217)	(31)%	(11,609)	(18)%	(19,415)	(29)%

Total segment EBITDA	36,113	16%	$(37,950)	(21)%	60,514	14%	$(37,092)	(10)%

(1)
Segment EBITDA includes income from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, and depreciation expense.

(2)
Percent of Total Net revenues.

(3)
Segment EBITDA Margin.

        United States.    United States revenues in the second quarter of 2002 increased $38.4 million, or 26%, compared to the second quarter of 2001. United States revenues during the six months ended June 30, 2002 increased $58.0 million, or 20%, compared to the corresponding year ago period. The increases are primarily a result of the acquisition of HotJobs during the first quarter of 2002, as well as the monetization of Yahoo! Personals and sponsored search services, partially offset by a decrease in other marketing services revenues. United States segment EBITDA in the second quarter of 2002 increased $67.4 million, or 243%, compared to the second quarter of 2001. United States segment EBIDTA during the six months ended June 30, 2002 increased $89.8 million, or 508%, compared to the corresponding year ago period. The increases are primarily due to the nonrecurrence of the 2001 Restructuring and acquisition related costs, which resulted in a $45.5 million charge during the second quarter of 2001, and cost savings obtained through a reduction in discretionary spending and as well as increased net revenues during the period.

        International.    International revenues in the second quarter of 2002 increased $5.3 million, or 16%, compared to the second quarter of 2001, primarily due to an increase in marketing services sponsorships and Yahoo! Portal Solutions. International revenues during the six months ended June 30, 2002 decreased $1.9 million, or 3%, compared to the corresponding year ago period, primarily due to a soft international advertising market in the first quarter of 2002. International segment EBITDA in the second quarter of 2002 increased $6.6 million, or 65%, compared to the second quarter of 2001. International segment EBITDA during the six months ended June 30, 2002 increased $7.8 million, or 40%, compared to the corresponding year ago period. The increases are primarily due to the nonrecurrence of the 2001 Restructuring programs and a reduction in discretionary spending.

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

        The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs was as follows (in millions):

Cash acquired	$53.3
Other tangible assets acquired	47.1
Amortizable intangible assets	98.6
Goodwill	325.6
Liabilities	(50.0)
Deferred income taxes	(39.4)
Deferred compensation	3.9

Total	$439.1

        Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name—seven years; Customer contracts—five to seven years; Developed technology—three to five years. Goodwill of $325.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

Related Party Transactions

        SOFTBANK, including its consolidated affiliates ("SOFTBANK"), was approximately a 14.1% stockholder of the Company at June 30, 2002. We are party to certain joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors. As a result, SOFTBANK is able to significantly influence all matters requiring Yahoo! stockholder approval. Revenues from SOFTBANK accounted for less than 1% of net revenues during the three and six months ended June 30, 2002 and 2001. We believe contracted prices are comparable to those given to unrelated customers.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
	2002	2001
Cash provided by operating activities	$150,825	$65,449
Cash used in investing activities	$(257,361)	$(203,353)
Cash provided by financing activities	$35,699	$53,947

        Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. We had cash and cash equivalents and investments in marketable debt securities totaling approximately $1.5 billion at June 30, 2002.

        Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation, amortization, tax benefits from stock options, net investment gains and losses, the cumulative effect of an accounting change, other non-cash items, changes in long term deferred revenue, and the effect of changes in working capital and other activities. For the six months ended June 30, 2002, cash provided by operating activities of $150.8 million consisted primarily of a net loss of $32.3 million adjusted for non-cash items of $128.9 million and $54.2 million provided by working capital and other activities. For the six months ended June 30, 2001, cash provided by operating activities of $65.4 million consisted primarily of a net loss of $60.1 million adjusted for non-cash items of $95.1 million and $30.4 million provided by working capital and other activities.

        Cash used in investing activities was $257.4 million for the six months ended June 30, 2002. This was primarily attributable to cash used in acquisitions and purchases of other investments, net of $188.5 million, purchases (net of proceeds) of investments in marketable securities during the period of $47.3 million, and capital expenditures totaling $21.6 million. For the six months ended June 30, 2001, cash used in investing activities of $203.4 million was primarily attributable to proceeds from sales and maturities (net of purchases) of investments in marketable securities during the period of $58.6 million, offset by an increase in restricted investments of $193.1 million, capital expenditures totaling $55.1 million, and cash used in acquisitions and purchases of other investments, net of $13.8 million.

        For the six months ended June 30, 2002 and 2001 cash provided by financing activities of $35.7 million and $53.9 million, was primarily from the issuance of Common Stock pursuant to the exercise of stock options.

Operating Leases

        During 1999, we entered into agreements for the development of an office complex in Sunnyvale, California to serve as our headquarters. Construction was completed in the third quarter of 2001. Upon substantial completion of the construction, we funded the lease facility with deposited funds drawn on the facility by the lessors. The total amount funded was approximately $258.7 million. Approximately $222.4 million of this amount represents an investment in the lease facility resulting from our role as a participant in the master lease facility. The remaining $36.3 million represents collateral for funds provided by the facility's other participants. These amounts are classified as restricted long-term investments at June 30, 2002. Rent obligations for the complex bear a direct relationship to the lessor's carrying costs of $258.4 million. The lease provides us with the option at the end of the lease term in 2006 to (i) acquire the complex for an amount equal to the lessor's carrying costs; (ii) re-market the complex; or (iii) renew the lease for a second, five-year term, upon written consent of the participating parties. In addition, we have the right to acquire the complex pursuant to a purchase option in the master lease agreement. We have guaranteed the residual value associated with the buildings under the lease to the lessor of approximately 86% of the lessor's carrying costs. Subsequent to June 30, 2002, we exercised our right to acquire the complex pursuant to the master lease agreement for approximately $259 million, which was funded by restricted long-term investments. As a result, we increased our property and equipment by approximately $259 million and eliminated our restricted long-term investments.

        We have entered into various non-cancelable operating lease agreements for our other offices throughout the U.S. and our international subsidiaries with original lease periods ranging from 6 months to 13 years and expiring between 2002 and 2012.

        In addition, we have entered into various sublease arrangements associated with our excess facilities under the 2001 Restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

        Net lease commitments as of June 30, 2002, excluding future payments for our Sunnyvale headquarters as the lease was terminated subsequent to period end, can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments
Six months ended December 31, 2002	$10.7	$(3.8)	$6.9
Year ended December 31,
2003	20.5	(7.9)	12.6
2004	16.7	(6.1)	10.6
2005	12.5	(4.0)	8.5
2006	10.9	(3.2)	7.7
2007	7.3	—	7.3
Thereafter	12.8	—	12.8

        We also have an agreement committing to lease two additional buildings adjacent to our headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, we have committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with incremental increases of 3.5% in each of the following years. After year one of the lease, we have the right to (i) purchase the buildings for approximately $68.9 million, plus fees, (ii) restructure the lease through an alternate financing arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years. These amounts are not included in the table above.

Other Commitments

        In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2002.

        During 2001, we announced that the Board of Directors had authorized a repurchase of up to $500 million of our outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. We may utilize equity instrument contracts to facilitate the repurchase of Common Stock. Pursuant to this repurchase program, we have repurchased a total of 5.4 million shares for approximately $60.0 million through June 30, 2002 and may continue to repurchase shares in future periods. We did not repurchase any shares of Common Stock during the first and second quarters of 2002.

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

  •
  online employment recruiting companies;

  •
  online merchant hosting services; and

  •
  online broadcasting of business events.

        In particular, we face significant competition from AOL Time Warner and Microsoft (MSN). The combination of America Online and Time Warner provides America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo!. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with the user, which we generally lack, except with respect to users of certain of our premium services. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. We also face competition from Websites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences, deepen our relationships with our users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position.

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

        Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. Currently, we are engaged in one lawsuit regarding patent issues and have been notified of a number of other potential disputes.

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

        We are aware of lawsuits filed against two of our competitors regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. We understand that one of these lawsuits was settled and the other was decided in favor of our competitor.

Financial results for any particular period will not predict results for future periods.

        Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. There can be no assurance that the purchasing pattern of customers advertising on the Yahoo! network will not continue to fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors. In addition, Yahoo! currently expects that its operating expenses will continue to increase as we expand our sales and marketing operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Additionally, we are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We have experienced a decline in our stock price and market capitalization and our industry is experiencing a slower growth rate than historically realized. If such factors continue, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or amortizable intangible assets is determined. At June 30, 2002, our goodwill and other intangible assets were $566.5 million. In the first quarter of 2002, we recorded a transitional impairment charge of $64.1 million as a cumulative effect of an accounting change, resulting from the adoption of SFAS 142. For more information on this transitional impairment charge, see Note 2—Recent Accounting Pronouncements in the notes to condensed consolidated financial statements and Amortization of Intangibles as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

        Most of our revenues are currently derived from advertising or sponsorship arrangements. Our agreements with advertisers and sponsors generally have terms of three years or less and, in many cases, the terms are much shorter. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Many of our advertisers are Internet companies which, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to forecast these revenues accurately. However, our expense levels are based in part on expectations of future revenues and are fixed over the short-term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results.

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

        We have invested a significant amount of money and resources in the creation of our Yahoo! Enterprise Solutions offerings, which is composed of our Portals, Broadcast and Small Business Groups. Many of these services are unproven and may fail to gain market acceptance. Because the market for these business and enterprise services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. We cannot assure you that the market for business and enterprise services will continue to develop or be sustainable. If the market fails to develop, develops more slowly than expected or becomes more competitive than is currently expected, our operating results could be adversely affected.

We will continue to operate in international markets in which we have limited experience, are faced with relatively higher costs and are exposed to greater risks.

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

        We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, chief operating officer, chief financial officer, chief technical officer, executive and senior vice presidents, and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the cases of our newly appointed chief operating officer, Dan Rosensweig, and certain new senior vice presidents, only recently joined us. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. In addition, Yahoo!'s president and chief operating officer, Jeff Mallett, departed in April 2002. We may experience similar departures from our domestic or international business units in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest, and an employee may be more likely to leave Yahoo!'s employ upon completion of the vesting period for the initial option grant.

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

        Yahoo! is one of the most highly trafficked Websites on the Internet and is regularly serving numbers of users and delivering daily page views which are beyond previous standards for Internet usage. In addition, the services offered by Yahoo! and popular with users have changed significantly in the past and are expected to change rapidly in the future. Much of the architecture that we employ was not originally designed to accommodate levels or types of use that we currently experience on our online properties, and it is unclear whether current or future anticipated levels of traffic or use of services will result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services was not primarily designed for this purpose. The architecture is highly complex and may not provide satisfactory service in the future, especially as email and certain other communications services become an increasingly important service offering. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. If we experience delays or interruptions in our service due to inadequacies in our current architecture or as a result of a change in architectures, users may become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content and other rich media offerings increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex, and require additional technical expertise. If we fail to successfully scale our broadcasts to large audiences of simultaneous users, such failure could adversely affect that portion of our business. Also, as we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies and the associated adjustments to our architecture may have a material adverse effect on our business, operating results and financial condition.

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

        Technology and Infrastructure.    We rely on private third-party providers, including Exodus, a Cable & Wireless Service and its affiliates and Level 3 Communications, for our principal Internet connections, co-location of a significant portion of our data servers and network access. We also rely on Network Appliance for key components of our email service. Any disruption in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could have a material adverse effect on our business, operating results, and financial condition. For example, Exodus was acquired out of bankruptcy proceedings by Cable & Wireless. Any continued financial difficulties for Exodus may have negative effects on our business, the nature and extent of which we cannot predict. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Furthermore, we depend on hardware suppliers for prompt delivery, installation and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

        Distribution Relationships.    To increase traffic for our online properties and services and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers, operators of online networks and leading Websites, software developers and computer manufacturers, and telecommunications companies. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into additional distribution relationships. Any failure to obtain distribution or to obtain distribution on terms that are reasonable, could have a material adverse effect on our business, results of operations, and financial condition.

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

        Until recently, the majority of the content that we provided to our users was in print, picture or graphical format and was either created internally or licensed to us by third parties for little or no charge. However, we have been providing recently and intend to continue to provide increasing amounts of audio and video content to our users, such as the broadcast of music, film content, speeches, news footage, concerts and other special events, through our broadcast services and other media and entertainment properties. We believe that users of Internet services such as the Yahoo! online properties will increasingly demand high-quality audio and video content. Such content may require us to make substantial payments to third parties from whom we license or acquire such content.

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

        We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. We also reduced our workforce in 2001 to decrease our costs and create greater operational efficiency. This growth and consolidation requires significant time and resource commitments from us and our senior management. Further, as a result of recent acquisitions and international expansion, more than one-half of our employees are based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our operational consolidations effectively, our business will be adversely affected.

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

  •
  the failure to successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

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

        There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to Yahoo! relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

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

        We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. Currently, our subsidiary Launch Media, Inc. ("Launch") is engaged in a lawsuit regarding copyright issues which commenced prior to our entering into an agreement to acquire Launch. In addition, Yahoo! was recently the subject of a claim brought by certain entities in a French court regarding, among other things, the availability of certain content within our services which was alleged to violate French law. Due to the unsettled nature of the law in this area, we may be subject to similar actions in domestic or other international jurisdictions in the future. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

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

        The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first six months of 2002, the closing sale prices of our common stock on the Nasdaq ranged from $20.50 to $13.72 per share and the closing sale price of our common stock on July 26, 2002 was $12.70 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Management and one large stockholder beneficially own approximately 32.7% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

        Yahoo!'s directors and executive officers and SOFTBANK beneficially owned approximately 32.7% of Yahoo!'s outstanding common stock as of June 30, 2002. Eric Hippeau is a member of our board of directors and is also a Managing Partner of SOFTBANK Capital Partners, an affiliate of SOFTBANK. As a result of their ownership and positions, our directors and executive officers and SOFTBANK collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK, or the prospect of these sales, could adversely affect the market price of our common stock.

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

        Interest Rate Risk.    Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments to hedge our investment portfolio. We invest excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk.

        Investments in both fixed rate and floating rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2002 investments in debt securities with maturities less than one year of $526.4 million had a weighted-average yield of approximately 4.36%. Investments in debt securities with maturities between one and five years of $636.7 million had a weighted-average yield of approximately 4.53%.

        Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 17% and 15% of total revenues during the three and six months ended June 30, 2002. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, this may adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the six months ended June 30, 2002 was not material.

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

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 2002, the net unrealized gains of $6.7 million on these investments have been recorded net of deferred taxes of $2.7 million as a separate component of stockholders' equity.

        We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of June 30, 2002, we had available-for-sale equity investments with a fair value of $6.4 million and a cost basis of $4.8 million. The net unrealized gains of $1.6 million have been recorded net of deferred taxes of $0.6 million as a separate component of stockholders' equity. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy. Currently, our subsidiary Launch Media, Inc. ("Launch") is engaged in a lawsuit regarding copyright issues which commenced prior to our entering into an agreement to acquire Launch. In addition, from time to time, third parties assert patent infringement claims against Yahoo! in the form of letters, lawsuits and other forms of communication. Currently, we are engaged in one lawsuit regarding patent issues and have been notified of a number of other potential patent disputes.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On April 26, 2002, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Terry Semel (with 496,671,887 affirmative votes and 12,877,016 votes withheld), Jerry Yang (with 474,062,799 affirmative votes and 35,486,104 votes withheld), Eric Hippeau (with 472,672,012 affirmative votes and 36,876,891 votes withheld), Arthur H. Kern (with 473,571,123 affirmative votes and 35,977,780 votes withheld), Michael Moritz (with 472,127,379 affirmative votes and 37,421,524 votes withheld), Edward R. Kozel (with 473,986,879 affirmative votes and 35,562,024 votes withheld), Timothy Koogle (with 474,091,711 affirmative votes and 35,457,192 votes withheld), Ronald Burkle (with 505,772,664 affirmative votes and 3,776,239 votes withheld), and Gary Wilson (with 505,777,846 affirmative votes and 3,771,057 votes withheld).

        The stockholders also approved an amendment to the Company's 1995 Stock Plan to increase the number of shares available for issuance under the plan by an aggregate of 35,000,000 shares to 287,000,000 shares (with 276,886,312 shares voting for, 103,448,797 against, and 2,845,214 abstaining).

        The stockholders also approved an amendment to the Company's 1996 Directors' Stock Option Plan to increase the size of the annual grant of the shares to non-employee Directors from 20,000 shares to 50,000 shares and to increase the number of shares available for issuance under the plan by an aggregate of 2,000,000 shares to 4,400,000 shares (with 278,443,404 shares voting for, 101,864,764 against, and 2,872,154 abstaining).

        The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the fiscal year ending December 31, 2002 (with 499,395,533 shares voting for, 8,237,986 against, and 1,915,383 abstaining).

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
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7	**	Form of Warrant Agreement (together with form of Warrant Certificate).
4.8
Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference).
10.41	*	Employment agreement between the Registrant and Daniel Rosensweig dated April 23, 2002.
10.42	*	Recourse Promissory Note executed by Daniel Rosensweig for the benefit of the Registrant.
10.43	*	Yahoo! Inc. Key Executive New Hire Retention Plan.
10.44	*	Key Executive New Hire Retention Agreement between the Registrant and Daniel Rosensweig.

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

  b.
  Reports on Form 8-K:

        On April 17, 2002, the Company filed a report on Form 8-K which announced Yahoo!'s financial results for the quarter ended March 31, 2002 and certain other information. A copy of Yahoo!'s press release announcing the results and certain other information was attached and incorporated by reference therein.

        On June 11, 2002, the Company filed a report on Form 8-K announcing the adoption of a Rule 10b5-1 Trading Program policy that permits certain individuals to establish "blind trusts' or prearranged trading plans to govern the sale of a specified number or dollar amount of shares of Company stock over a predetermined period of time. A copy of the press release was attached and incorporated by reference therein.

Signatures

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.
Dated: July 30, 2002	By:	/s/ Susan L. Decker Susan L. Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
Dated: July 30, 2002	By:	/s/ William E. Losch William E. Losch Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Title	Exhibit No.
Employment agreement between the Registrant and Daniel Rosensweig dated April 23, 2002.	10.41
Recourse Promissory Note executed by Daniel Rosensweig for the benefit of the Registrant.	10.42
Yahoo! Inc. Key Executive New Hire Retention Plan.	10.43
Key Executive New Hire Retention Agreement between the Registrant and Daniel Rosensweig.	10.44

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