Form 10-Q
period 2002-09-30
YAHOO INC
filed 2002-11-01
CIK 1011006

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $0.001 par value	Outstanding at October 25, 2002 590,895,000

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.
Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Net revenues	$248,823	$166,131	$667,280	$528,511
Costs and expenses:
Cost of revenues	41,033	40,598	120,562	119,700
Sales and marketing	109,086	86,731	315,247	295,950
Product development	37,352	29,929	105,296	95,270
General and administrative	25,961	20,072	78,067	59,469
Amortization of intangibles	5,914	15,163	15,288	45,636
Restructuring costs	—	—	—	40,700
Acquisition-related costs	—	—	—	4,750

Total operating expenses	219,346	192,493	634,460	661,475

Income (loss) from operations	29,477	(26,362)	32,820	(132,964)
Other income, net	19,535	5,827	71,432	55,593
Minority interests in operations of consolidated subsidiaries	(916)	310	(565)	772

Income (loss) before income taxes and cumulative effect of accounting change	48,096	(20,225)	103,687	(76,599)
Provision for income taxes	19,239	3,894	42,961	7,530

Net income (loss) before cumulative effect of accounting change	28,857	(24,119)	60,726	(84,129)
Cumulative effect of accounting change	—	—	(64,120)	—

Net income (loss)	$28,857	$(24,119)	$(3,394)	$(84,129)

Net income (loss) per share—basic:
Net income (loss) before cumulative effect of accounting change	$0.05	$(0.04)	$0.10	$(0.15)
Cumulative effect of accounting change	$—	$—	$(0.11)	$—

Net income (loss) per share—basic	$0.05	$(0.04)	$(0.01)	$(0.15)

Net income (loss) per share—diluted
Net income (loss) before cumulative effect of accounting change	$0.05	$(0.04)	$0.10	$(0.15)
Cumulative effect of accounting change	$—	$—	$(0.11)	$—

Net income (loss) per share—diluted	$0.05	$(0.04)	$(0.01)	$(0.15)

Shares used in per share calculation—basic	596,743	571,752	594,120	568,989

Shares used in per share calculation—diluted	607,134	571,752	610,899	568,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$319,319	$372,632
Short-term investments in marketable securities	456,371	553,795
Accounts receivable, net	103,573	68,648
Prepaid expenses and other current assets	57,271	56,458

Total current assets	936,534	1,051,533
Long-term investments in marketable securities	659,903	580,418
Restricted long-term investments	—	258,662
Property and equipment, net	381,816	131,648
Goodwill	453,716	192,987
Intangible assets, net	102,366	19,457
Other assets, net	161,971	144,641

Total assets	$2,696,306	$2,379,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,151	$13,218
Accrued expenses and other current liabilities	262,884	235,897
Deferred revenue	144,351	109,402

Total current liabilities	420,386	358,517

Other liabilities	89,694	23,806
Minority interests in consolidated subsidiaries	30,571	30,006
Stockholders' equity:
Common Stock	606	581
Additional paid-in capital	2,367,784	2,067,410
Treasury stock	(159,988)	(59,988)
Accumulated deficit	(53,702)	(50,308)
Accumulated other comprehensive income	955	9,322

Total stockholders' equity	2,155,655	1,967,017

Total liabilities and stockholders' equity	$2,696,306	$2,379,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,394)	$(84,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,182	94,534
Tax benefits from stock options	38,443	6,058
Cumulative effect of accounting change	64,120	—
Earnings in equity interests	(15,327)	(2,542)
Minority interests in operations of consolidated subsidiaries	565	(772)
(Gains) losses from investments	(2,930)	30,479
Noncash restructuring costs	—	11,659
Other noncash charges	9,228	8,111
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(20,759)	43,119
Prepaid expenses and other assets	24,972	(9,009)
Accounts payable	(1,080)	(20,230)
Accrued expenses and other current liabilities	(4,595)	24,616
Current deferred revenue	23,665	(8,027)
Long term deferred revenue	30,000	—

Net cash provided by operating activities	223,090	93,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(34,881)	(71,869)
Purchases of marketable securities	(797,231)	(884,000)
Proceeds from sales and maturities of marketable securities	808,740	1,001,474
Increase in restricted investments	—	(228,662)
Acquisitions, net of cash acquired	(189,168)	(19,188)
Purchases of other investments	(7,649)	(11,275)
Proceeds from the sale of other investments	687	11,510

Net cash used in investing activities	(219,502)	(202,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Capital Stock, net	38,615	62,869
Repurchase of common stock	(100,000)	(59,988)
Other	—	(2,771)

Net cash provided by (used in) financing activities	(61,385)	110

Effect of exchange rate changes on cash and cash equivalents	4,484	(2,781)

Net change in cash and cash equivalents	(53,313)	(110,814)
Cash and cash equivalents at beginning of period	372,632	456,877

Cash and cash equivalents at end of period	$319,319	$346,063

Supplemental noncash investing activity:
Acquisition of property and equipment funded through restricted investments	$258,662	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited, in thousands)

	Nine Months Ended
	September 30, 2002	September 30, 2001
Common Stock
Balance, beginning of year	$581	$562
Common Stock issued	25	12

Balance, September 30	606	574

Additional paid-in capital
Balance, beginning of year	2,067,410	1,830,526
Common Stock issued	264,118	200,854
Compensation expense on option grants	7,693	8,107
Tax benefit from stock options	32,491	(4,091)
Other	(3,928)	1,444

Balance, September 30	2,367,784	2,036,840

Treasury stock
Balance, beginning of year	(59,988)	—
Repurchase of Common Stock	(100,000)	(59,988)

Balance, September 30	(159,988)	(59,988)

Accumulated deficit
Balance, beginning of year	(50,308)	42,480
Net loss	(3,394)	(84,129)

Balance, September 30	(53,702)	(41,649)

Accumulated other comprehensive income
Balance, beginning of year	9,322	23,346
Net unrealized losses on securities	(8,924)	(15,222)
Foreign currency translation adjustment	557	(3,342)

Balance, September 30	955	4,782

Total Stockholders' Equity	$2,155,655	$1,940,559

	Number of Shares
Common Stock
Balance, beginning of year	575,520	561,651
Common Stock issued	25,549	12,280
Repurchase of Common Stock	(11,074)	(5,384)

Balance, September 30	589,995	568,547

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

        The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

        These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior period balances have been reclassified to conform to current period presentation.

Note 2—Summary of Significant Accounting Policies

        Revenue Recognition.    Marketing services revenues are primarily generated from the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements. The duration of advertising arrangements is typically less than one year but ranges up to five years and, in certain instances, the arrangements involve multiple elements. Marketing services revenues are recognized as "impressions" are delivered, ratably over the contract period, or based on the number of user "click-throughs" delivered. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Company's online properties. "Click-throughs" are defined as the number of times a user clicks on a text-link advertisement or sponsored search result on the Yahoo! Network. Revenues from "click-throughs" are recognized as the net amount earned in the period in which the "click-throughs" occured. The Company recognizes revenue on these arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In all cases, revenue is recognized only when collection of the resulting receivable is reasonably assured.

        Periodically, the Company engages in barter transactions for marketing services. Barter revenue is recognized over the periods in which the Company completes its obligations under the arrangement. In January 2000, the Company adopted Emerging Issues Task Force Issue No. 99-17 ("EITF 99-17"), "Accounting for Advertising Barter Transactions," which requires advertising barter transactions to be valued based on similar cash transactions that have occurred within six months prior to the barter transaction. Barter revenues represented less than 2% of total net revenues for the three and nine months ended September 30, 2002 and 7% and 8% of total revenues for the three and nine months ended September 30, 2001. During the nine months ended September 30, 2002, the Company delivered approximately 1.0 billion impressions under barter arrangements where fair value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized.

        Fees and listings revenues consist of revenues generated from a variety of consumer and business fee and listings-based services, including the HotJobs database, Small Business Services, Yahoo! Portal Solutions, broadcasting live and on-demand events, Yahoo! Personals, SBC Yahoo! Dial, and certain Search and Directory services. With the exception of Yahoo! Portal Solutions, revenues are recognized in the month in which the services are performed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Revenues from Yahoo! Portal

Solutions consist of software license arrangements and are recognized upon delivery of the software in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" and Statement of Position 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." Platform and maintenance revenues for Yahoo! Portal Solutions are recognized on a straight-line basis over the term of the contract. Software license revenues have represented less than 10% of total net revenues for the three and nine months ended September 30, 2002 and 2001.

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

Note 3—Recent Accounting Pronouncements

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles to goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles, and the reclassification of certain intangibles out of previously reported goodwill.

        Upon the adoption of SFAS 142, the Company recognized a transitional goodwill impairment loss of $64.1 million as of January 1, 2002, which was recorded as the cumulative effect of an accounting change in the Company's consolidated statements of operations. Any further impairment losses recorded in the future could have a material adverse impact on the Company's results of operations or financial position. See also Note 4—Goodwill.

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

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

Note 4—Goodwill

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows (in thousands):

	United States	International	Total
Balance as of January 1, 2002	$47,590	$145,397	$192,987
Acquisitions and other (1)	316,774	8,075	324,849
Cumulative effect of accounting change	—	(64,120)	(64,120)

Balance as of September 30, 2002	$364,364	$89,352	$453,716

(1)
Other primarily includes the reclassification of certain intangibles to goodwill in connection with the adoption of SFAS 142 and certain purchase price adjustments to existing goodwill. See also Note 10—Acquisition.

        The Company performed a transitional impairment test of its goodwill and intangible assets as of January 1, 2002. Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a transitional goodwill impairment loss of $64.1 million, which was recorded during the first quarter of 2002 as a cumulative effect of an accounting change in the Company's Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

        Due to the adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. Had SFAS 142 been in effect during the three and nine months ended September 30, 2001, the Company would not have recorded goodwill amortization expense of $13.9 million and $40.4 million, respectively. Had SFAS 142 been in effect during the years ended December 31, 2001, 2000 and 1999, the Company would not have recorded goodwill amortization expense of $55.9 million, $21.6 million, and $12.9 million, respectively. The following table summarizes net income (loss) adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,		Years Ended December 31,
	2002	2001	2002	2001	2001	2000	1999
Reported net income (loss)	$28,857	$(24,119)	$(3,394)	$(84,129)	$(92,788)	$70,776	$47,811
Goodwill amortization, net of tax	—	13,938	—	40,394	55,850	21,578	12,890

Adjusted net income (loss)	$28,857	$(10,181)	$(3,394)	$(43,735)	$(36,938)	$92,354	$60,701

Net income (loss) per share:
Basic—as reported	$0.05	$(0.04)	$(0.01)	$(0.15)	$(0.16)	$0.13	$0.09
Basic—adjusted	$0.05	$(0.02)	$(0.01)	$(0.08)	$(0.06)	$0.17	$0.12
Diluted—as reported	$0.05	(0.04)	$(0.01)	$(0.15)	$(0.16)	$0.12	$0.08
Diluted—adjusted	$0.05	$(0.02)	$(0.01)	$(0.08)	$(0.06)	$0.15	$0.10

Note 5—Intangible Assets, Net
(in thousands)

	September 30, 2002			December 31, 2001
	Gross carrying amount	Accumulated amortization
			Net	Net
Trademarks	$57,100	$(6,064)	$51,036	$2,890
Customer agreements	52,730	(11,257)	41,473	10,275
Developed technology	8,700	(1,078)	7,622	—
Content and other	4,950	(2,715)	2,235	6,292

	$123,480	$(21,114)	$102,366	$19,457

        The intangible assets are all amortizable and have original estimated useful lives as follows: Trademarks—four to seven years; Customer agreements—one to seven years; Developed technology—three to five years; Content and other—two to three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2002: $21.2 million; 2003: $21.7 million; 2004: $19.6 million; 2005: $15.2 million; and 2006: $14.1 million. See also Note 10—Acquisition.

Note 6—Restructuring Costs

        In 2001, the Company announced restructuring programs to balance its investment in growth areas with the desire to modify its near-term business plan to reflect an economic and capital market slowdown. These restructuring programs included worldwide workforce reductions, consolidation of excess facilities and other charges. As a result of these restructuring programs, the Company recorded restructuring costs of $57.5 million classified as operating expenses in 2001.

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

        A summary of the restructuring costs during the nine months ended September 30, 2002 is as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Cash Payments	Restructuring Accrual at September 30, 2002
Workforce reduction	$3,825	$(3,825)	$—
Consolidation of excess facilities and other charges	25,675	(12,962)	12,713

Total	$29,500	$(16,787)	$12,713

        The restructuring accrual is included on the balance sheet within Accrued expenses and other current liabilities.

Note 7—Other Liabilities

        Other liabilities includes deferred tax liabilities of $59.7 million and $23.8 million and long-term deferred revenue of $30.0 million and $0 as of September 30, 2002 and December 31, 2001, respectively.

Note 8—Basic and Diluted Net Income (Loss) per Share

        Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and nine month period ended September 30, 2002, potential common shares of 10.4 million and 16.8 million were included in the computation and were related to shares issuable upon the exercise of stock options. For the three and nine month period ended September 30, 2001, potential common shares related to shares issuable upon the exercise of stock options of 23.3 million and 27.0 million were not included in the computation because they were antidilutive.

Note 9—Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$28,857	$(24,119)	$(3,394)	$(84,129)
Unrealized gains (losses) on available-for-sale securities	3,456	(3,093)	(8,924)	(15,222)
Foreign currency translation gains (losses)	621	1,551	557	(3,342)

Comprehensive income (loss)	$32,934	$(25,661)	$(11,761)	$(102,693)

        Accumulated other comprehensive income (loss) consists of the unrealized gains or losses on available-for-sale securities, net of tax and the cumulative translation adjustment, as presented on the accompanying unaudited condensed consolidated balance sheets.

Note 10—Acquisition

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

        The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs was as follows (in thousands):

Cash acquired	$53,284
Other tangible assets acquired	49,328
Amortizable intangible assets	98,600
Goodwill	322,676
Liabilities	(49,284)
Deferred income taxes	(39,440)
Deferred compensation	3,928

Total	$439,092

        Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name—seven years; Customer contracts—five to seven years; Developed technology—three to five years. Goodwill of $322.7 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

        The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of HotJobs occurred on January 1, 2001 (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2002	2001
Net Revenues	$678,075	$621,066
Net Loss	(13,002)	(104,504)
Net loss per share — basic	$(0.02)	$(0.18)
Net loss per share — diluted	$(0.02)	$(0.18)

Note 11—Stock Repurchase Program

        On March 7, 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. During the third quarter of 2002, the Company repurchased 11,074,197 shares of Common Stock from SOFTBANK America, Inc. ("SOFTBANK America"), a holder of approximately 7% of the Company's Common Stock at September 30, 2002, at a price of $9.03 per share. As of September 30, 2002 and since the initiation of the Stock Repurchase Program, the Company had repurchased a total of 16,458,620 shares of Common Stock at an average price of $9.72 per share for a total amount of approximately $160 million. Of the total shares repurchased, an aggregate of 16,033,620 shares were purchased from SOFTBANK America at an average price of $9.67 per share. The remaining 425,000 shares were repurchased by the Company in open market transactions.

Note 12—Segment Information

        The Company conducts business globally and manages it geographically. The Company's primary areas of measurement and decision-making are the United States and International. The Company's management relies on an internal management reporting process that provides revenue and segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income from operations before certain non-cash operating costs and expenses, including stock compensation expense, amortization of intangibles, and depreciation. Management believes that segment EBITDA is an appropriate measure of evaluating the operating performance of the Company's segments. However, segment EBITDA should be considered only in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

        Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three and nine months ended September 30, 2002 and 2001.

        Summarized information by segment, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net revenues:
United States	$210,135	$139,365	$564,212	$435,450
International	38,688	26,766	103,068	93,061

Total net revenues	$248,823	$166,131	$667,280	$528,511

Segment EBITDA:
United States	$58,574	$16,266	$130,697	$(1,411)
International	1,607	(9,497)	(10,002)	(28,912)

Total segment EBITDA	60,181	6,769	120,695	(30,323)
Corporate and unallocated operating costs and expenses:
Stock compensation expense	(953)	(1,050)	(7,693)	(8,107)
Amortization of intangibles	(5,914)	(15,163)	(15,288)	(45,636)
Depreciation	(23,837)	(16,918)	(64,894)	(48,898)

Income (loss) from operations	$29,477	$(26,362)	$32,820	$(132,964)

Capital expenditures, net:
United States	$10,868	$10,607	$30,660	$60,126
International	2,425	6,206	4,221	11,743

Total consolidated capital expenditures, net	$13,293	$16,813	$34,881	$71,869

        In addition to the above, the Company increased its United States property and equipment by approximately $259 million during the three and nine months ended September 30, 2002 which was funded through restricted investments. See also Operating Leases under Note 13—Commitments and Contingencies.

	September 30, 2002	December 31, 2001
Long-lived assets:
United States	$966,416	$297,977
International	133,453	190,756

Total consolidated long-lived assets	$1,099,869	$488,733

        The amounts above include property and equipment information, which is based on the physical location of the assets.

        The following table presents net revenues for groups of similar services (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Marketing services	$147,418	$120,724	$404,109	$403,603
Fees and listings	83,062	37,000	212,134	105,746
Transactions	18,343	8,407	51,037	19,162

	$248,823	$166,131	$667,280	$528,511

        Revenues from the Company's agreement with Overture Services, Inc. are included in marketing services for the three and nine months ended September 30, 2002 and exceeded 10% of total net revenues in those periods.

Note 13—Commitments and Contingencies

        Operating Leases.    During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California to serve as the Company's new headquarters. Upon substantial completion of the construction in 2001, the Company funded approximately $259 million in connection with the lease financing arrangement for the complex, and at December 31, 2001 such amount had been classified as restricted long-term investments. During July 2002, the Company exercised its right pursuant to the master lease agreement and acquired the complex for approximately $259 million, which was funded through the restricted long-term investments. As a result, the Company increased property and equipment by approximately $259 million and eliminated its restricted long-term investments.

        The Company has entered into various non-cancelable operating lease agreements for its other offices throughout the U.S. and for its international subsidiaries with original lease periods ranging from 6 months to 13 years and expiring between 2002 and 2012.

        In addition, the Company has entered into various sublease arrangements associated with its excess facilities under the 2001 Restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

        Net lease commitments, excluding the lease described below, as of September 30, 2002 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments
Three months ending December 31, 2002	$5.4	$(1.9)	$3.5
Year ending December 31,
2003	20.9	(7.9)	13.0
2004	16.7	(6.1)	10.6
2005	12.5	(4.0)	8.5
2006	10.9	(3.2)	7.7
2007	7.2	—	7.2
Thereafter	12.8	—	12.8

        In addition, the Company entered into an agreement committing to lease two additional buildings adjacent to the Company's headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, the Company has committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with incremental increases of 3.5% in each of the following years. After year one of the lease, the Company has the right to (i) purchase the buildings for approximately $68.9 million, plus fees, or (ii) restructure the lease through an alternate financing arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years. These amounts are not included in the table above.

        Investments in Privately-Held Companies.    During the third quarter of 2002, the Company acquired an equity interest of approximately 16% in Sonera zed Ltd., ("zed"), a privately-held mobile device services company. Under the terms of the investment agreement, Yahoo! has call options to acquire the remaining interests not owned by Yahoo! or sell back its shares. In addition, zed has a put option enabling them to require Yahoo! to acquire the remaining interests not owned by Yahoo! if a majority of the zed outstanding shares are acquired by Yahoo!. The amount of the purchase price for the remaining equity interests in zed not held by Yahoo! is not determinable at this time but will be based on an operating performance based valuation of zed. The Company's investment in zed was immaterial to its condensed consolidated balance sheet as of September 30, 2002.

        Other Commitments.    In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2002.

        Contingencies.    From time to time, third parties assert patent infringement claims against Yahoo! in the form of letters, lawsuits, and other forms of communication. Currently, the Company is engaged in four lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

        In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with Yahoo!'s email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy.

        The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to Yahoo!, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations or cash flows.

        On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against Launch Media, Inc. ("Launch") in the United States District Court for the Southern District of New York. After the lawsuit was commenced, the Company entered into an agreement to acquire Launch. The acquisition of Launch closed in August 2001 and since that time Launch has been a wholly owned subsidiary of Yahoo!. The complaint alleges, among other things, that the consumer-influenced portion of Launch's LAUNCHcast service as operated at the time of the complaint was "interactive" within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. Yahoo! and Launch do not believe that Launch has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit. The lawsuit is still in the preliminary, discovery phase and the Company does not believe it is feasible to predict or determine the outcome or resolution of the Launch litigation. The range of possible resolutions of the Launch litigation could include judgments against Yahoo! or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company's financial position, results of operations or cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. Forward-looking statements so identified include those relating to the Company's beliefs about its operating results for the year ended 2002 compared to 2001 located below under the heading "Results of Operations." These forward-looking statements are based upon current expectations and beliefs of the Company's management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading "Risk Factors" and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and any subsequently filed SEC reports.

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

Results of Operations

Net Revenues

        Net revenues by groups of similar service were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	*	2001	*	2002	*	2001	*
Marketing services	$147,418	59%	$120,724	73%	$404,109	61%	$403,603	76%
Fees and listings	83,062	33%	37,000	22%	212,134	32%	105,746	20%
Transactions	18,343	8%	8,407	5%	51,037	7%	19,162	4%

	$248,823	100%	$166,131	100%	$667,280	100%	$528,511	100%

*
Percent of Net revenues

        Marketing Services Revenues.    Marketing services revenues are primarily generated from the sale of banner, sponsorship, and text-link advertisements, including sponsored search services provided through our agreement with Overture Services, Inc. Marketing services in the third quarter of 2002 increased by $26.7 million, or 22%, as compared to the third quarter of 2001. For the nine months ended September 30, 2002, marketing services increased $0.5 million, or less than 1%, as compared to the corresponding year ago period. The increases are due primarily to an increase in revenues from small and medium sized companies, realized through our sponsored search services and inside sales organization. The increases were partially offset by a decrease in barter revenues and, for the nine month period, a decrease in renewals of previous advertising arrangements from Internet companies during the first half of 2002 and a softening of the European advertising market. During the three and nine months ended September 30, 2002, revenues from our agreement with Overture Services, Inc. exceeded 10% of total net revenues.

        For 2002, we currently believe that marketing services revenues will increase modestly in absolute dollars compared to our 2001 marketing services revenues.

        Fees and Listings Revenues.    Fees and listings revenues consist of revenues generated from a variety of fee and listings-based services we provide. These services primarily include access to the HotJobs database, Small Business Services, Yahoo! Portal Solutions, broadcasting live and on-demand events, Yahoo! Personals, SBC Yahoo! Dial, and certain Search and Directory services. Fees and listings revenues in the third quarter of 2002 increased $46.1 million, or 124%, as compared to the third quarter of 2001. For the nine months ended September 30, 2002, fees and listings revenues increased $106.4 million, or 101%, as compared to the corresponding year ago period. The increases are primarily attributable to the acquisition of HotJobs' during the first quarter of 2002, as well as the increase in paying customers for our fee- and listings-based services, including Yahoo! Personals and the SBC Yahoo! Dial product, which was introduced in the third quarter of 2002.

        For 2002, we currently expect fees and listings revenues to increase in absolute dollars compared to 2001.

        Transactions Revenues.    Transactions revenues in the third quarter of 2002 increased by $9.9 million, or 118%, as compared to the third quarter of 2001. For the nine months ended September 30, 2002, transactions revenues increased $31.9 million, or 166%, as compared to the corresponding year ago period. The increase in transactions is primarily driven by increased commerce transactions enabled on the Yahoo! Network and a change in the Company's pricing for the Yahoo! Store platform primarily from a fixed to transaction-based structure.

        For 2002, transactions revenues are currently expected to increase compared to 2001.

        Overall, we currently expect total combined revenues for marketing services, fees and listings, and transactions to increase approximately 30% to 33% as compared to 2001.

Costs and Expenses:

        Primary operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	*	2001	*	2002	*	2001	*
Cost of revenues	$41,033	16%	$40,598	24%	$120,562	18%	$119,700	23%
Sales and marketing	109,086	44%	86,731	52%	315,247	47%	295,950	56%
Product development	37,352	15%	29,929	18%	105,296	16%	95,270	18%
General and administrative	25,961	10%	20,072	12%	78,067	12%	59,469	11%

*
Percent of Net revenues

        Cost of Revenues.    Cost of revenues consists of the expenses associated with the production and usage of the Yahoo! network. These costs primarily consist of fees paid to third parties for content included on our online media properties, Internet connection charges, equipment depreciation, live event production costs, technology license fees and compensation related expenses.

        Cost of revenues in the third quarter of 2002 increased by $0.4 million, or 1%, as compared to the third quarter of 2001. For the nine months ended September 30, 2002, cost of revenues increased $0.9 million, or 1%, as compared to the corresponding year ago period. The increases are primarily attributable to the acquisition of HotJobs during the first quarter of 2002 and an increase in costs associated with greater network usage, partially offset by achieving more favorable bandwidth pricing during 2002.

        We currently anticipate that cost of revenues will increase modestly in absolute dollars in 2002 compared to 2001.

        Sales and Marketing.    Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

        Sales and marketing expenses in the third quarter of 2002 increased $22.4 million, or 26%, as compared to the third quarter of 2001. For the nine months ended September 30, 2002, sales and marketing expenses increased $19.3 million, or 7%, as compared to the corresponding year ago period. The increases are primarily the result of the acquisition of HotJobs, partially offset by our overall effort to manage discretionary costs and a decrease in barter related expenses.

        We currently anticipate that sales and marketing expenses will increase in absolute dollars in 2002 as compared to 2001.

        Product Development.    Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

        Product development expenses in the third quarter of 2002 increased $7.4 million, or 25%, as compared to the third quarter of 2001. For the nine months ended September 30, 2002, product development expenses increased $10.0 million, or 11%, as compared to the corresponding year ago period. The increases are primarily the result of our acquisition of HotJobs as well as overall increases in our total compensation expense related to engineers that develop and enhance properties and services throughout the Yahoo! Network.

        We believe that continued investments in product development are required to remain competitive. Consequently, we currently anticipate that product development costs will increase in absolute dollars in 2002 as compared to 2001.

        General and Administrative.    General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

        General and administrative expenses in the third quarter of 2002 increased $5.9 million, or 29%, as compared to the third quarter of 2001. For the nine months ended September 30, 2002, general and administrative expenses increased $18.6 million, or 31%, as compared to the corresponding year ago period. The increases are primarily attributable to increases in compensation related expenses and incremental general and administrative expenses as a result of the acquisition of HotJobs.

        We currently believe that general and administrative expenses will increase in absolute dollars in 2002 as compared to 2001.

        Overall, we currently expect total combined primary operating costs and expenses to increase approximately 12% to 14% in absolute dollars as compared to 2001.

        Amortization of Intangibles.    From time to time we have purchased, and expect to continue purchasing, assets or businesses which may result in the creation of intangible assets.

        Amortization of intangibles expense was $5.9 million for the third quarter of 2002, or 2%, of net revenues. For the third quarter of 2001, amortization of intangibles expense was $15.2 million, or 9% of net revenues. For the nine months ended September 30, 2002, amortization of intangible expense was $15.3 million, or 2% of net revenues, compared to $45.6 million, or 9% of net revenues, for the corresponding year ago period. The decrease in amortization of intangibles is primarily the result of the discontinuance of goodwill amortization in accordance with the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," offset by additional amortizable intangibles acquired in conjunction with acquisitions during the first quarter of 2002.

        Effective January 1, 2002, we have adopted the provisions of SFAS 142, and as a result, we performed a transitional impairment test of our goodwill and intangibles as of January 1, 2002. Due to the overall softening of the global economy, and the related decline in international advertising, we recorded a transitional goodwill impairment loss of $64.1 million, which was recorded as a cumulative effect of an accounting change in our Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

        Restructuring Costs.    In 2001, we announced restructuring programs to balance our investment in growth areas with the desire to modify our near-term business plan to reflect an economic and capital market slowdown. These restructuring programs included worldwide workforce reductions, consolidation of excess facilities and other charges. As a result of these restructuring programs, we recorded restructuring costs of $57.5 million classified as operating expenses in 2001.

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

        A summary of the restructuring costs during the nine months ended September 30, 2002 is as follows (in thousands):

	Restructuring Accrual at December 31, 2001	Cash Payments	Restructuring Accrual at September 30, 2002
Workforce reduction	$3,825	$(3,825)	$—
Consolidation of excess facilities and other charges	25,675	(12,962)	12,713

Total	$29,500	$(16,787)	$12,713

        The restructuring accrual is included on the balance sheet in Accrued expenses and other current liabilities.

        Acquisition-Related Costs.    Acquisition-related costs during the nine months ended September 30, 2001 of $4.8 million were for incremental costs associated with the final settlement of a facilities lease termination in connection with our acquisition of eGroups.

        Other Income, Net.    Other income, net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income	$15,382	$22,779	$50,180	$73,358
Investment gains (losses)	(672)	(17,914)	2,341	(27,502)
Contract termination fees, net	(843)	—	1,661	9,000
Earnings in equity interests	5,527	1,214	15,327	2,542
Other	141	(252)	1,923	(1,805)

	$19,535	$5,827	$71,432	$55,593

        Other income, net was $19.5 million and $5.8 million for the quarters ended September 30, 2002 and 2001. The increase from the third quarter of 2001 to the third quarter of 2002 of $13.7 million is primarily the result of lower net investment losses and an increase in earnings in our equity interest in Yahoo! Japan, partially offset by a decrease in interest income related to a decline in interest rates and a smaller average investment balance in the third quarter of 2002.

        Other income, net was $71.4 million and $55.6 million for the nine months ended September 30, 2002 and 2001. The increase of $15.8 million is primarily the result of greater investment gains, earnings in equity interests, and the cessation of goodwill amortization related to our equity interests in accordance with SFAS 142. These increases were offset by a decrease in interest income related to a decline in interest rates and a smaller average investment balance in the first nine months of 2002, as well as larger contract termination fees in 2001.

        Other income, net in future periods may fluctuate as a result of changes in our average investment balances held, changes in market rates or the sale of investments, and investment impairments.

        Minority Interests in Operations of Consolidated Subsidiaries.    Minority interests in operations of consolidated subsidiaries represents the minority investors' percentage share of income or losses from subsidiaries in which we hold a majority ownership interest, but less than 100%, and consolidate the subsidiaries' results in our financial statements.

        Minority interests in income from operations of consolidated subsidiaries was a loss of $0.9 million and $0.6 million for the three and nine months ended September 30, 2002, compared to income of $0.3 million and $0.8 million for the corresponding year ago periods.

        Income Taxes.    The provision for income taxes for the three and nine months ended September 30, 2002 differs from the amount computed by applying the statutory federal rate principally due to state taxes, foreign losses for which no tax benefit is provided, and nontaxable equity earnings from certain investments. For the three and nine months ended September 30, 2001, the provision for income taxes differed from the amount computed by applying the statutory federal rate due to nondeductible amortization charges related to acquisitions, nondeductible stock compensation charges, and foreign losses for which no tax benefit is provided.

Business Segment Results

        We conduct business globally and manage it geographically. Our segments for financial reporting purposes are the United States and International. Management relies on an internal management reporting process that provides segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income from operations before certain non-cash operating costs and expenses, including stock compensation expense, amortization of intangibles, and depreciation. We believe that segment EBITDA is an appropriate measure of evaluating the operating performance of our segments. However, segment EBITDA should be considered only in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

        Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three and nine months ended September 30, 2002 and 2001.

        Summarized information by segment, as excerpted from the internal management reports, is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	(2)	2001	(2)	2002	(2)	2001	(2)
Net revenues:
United States	$210,135	84%	$139,365	84%	$564,212	85%	$435,450	82%
International	38,688	16%	26,766	16%	103,068	15%	93,061	18%

Total net revenues	$248,823	100%	$166,131	100%	$667,280	100%	$528,511	100%

Segment EBITDA(1):		(3)		(3)		(3)		(3)
United States	$58,574	28%	$16,266	12%	$130,697	23%	$(1,411)	0%
International	1,607	4%	(9,497)	(35)%	(10,002)	(10)%	(28,912)	(31)%

Total segment EBITDA	$60,181	24%	$6,769	4%	$120,695	18%	$(30,323)	(6)%

(1)
Segment EBITDA includes income from operations before certain non-cash operating costs and expenses, including stock compensation expense, amortization of intangibles, and depreciation expense.

(2)
Percent of Total net revenues.

(3)
Segment EBITDA Margin.

        United States.    United States revenues in the third quarter of 2002 increased $70.8 million, or 51%, compared to the third quarter of 2001. United States revenues during the nine months ended September 30, 2002 increased $128.8 million, or 30%, compared to the corresponding year ago period. The increases are primarily a result of the acquisition of HotJobs during the first quarter of 2002, as well as the monetization of Yahoo! Personals and sponsored search services, partially offset by a decrease in other marketing services revenues. United States segment EBITDA in the third quarter of 2002 increased $42.3 million, or 260%, compared to the third quarter of 2001. United States segment EBIDTA during the nine months ended September 30, 2002 increased $132.1 million compared to the corresponding year ago period. The increases are primarily due to the nonrecurrence of the 2001 Restructuring and acquisition related costs, which resulted in a $45.5 million charge during the second quarter of 2001, and cost savings obtained through a reduction in discretionary spending and as well as increased net revenues with associated lower incremental costs during the period.

        International.    International revenues in the third quarter of 2002 increased $11.9 million, or 45%, compared to the third quarter of 2001, primarily due to strength in the Asian economy, an increase in marketing services sponsorships, Yahoo! Portal Solutions and transactions revenues. International revenues during the nine months ended September 30, 2002 increased $10.0 million, or 11%, compared to the corresponding year ago period, primarily due to the strengthening of the Asian markets in which we operate and increases in Yahoo! Portal Solutions and transactions revenues, partially offset by a soft advertising market in Europe. International segment EBITDA in the third quarter of 2002 increased $11.1 million, or 117%, compared to the third quarter of 2001, primarily due to a reduction in discretionary spending. International segment EBITDA during the nine months ended September 30, 2002 increased $18.9 million, or 65%, compared to the corresponding year ago period, primarily due to the nonrecurrence of the 2001 Restructuring programs and a reduction in discretionary spending.

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

        The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs was as follows (in thousands):

Cash acquired	$53,284
Other tangible assets acquired	49,328
Amortizable intangible assets	98,600
Goodwill	322,676
Liabilities	(49,284)
Deferred income taxes	(39,440)
Deferred compensation	3,928

Total	$439,092

        Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name—seven years; Customer contracts—five to seven years; Developed technology—three to five years. Goodwill of $322.7 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized and will be tested for impairment at least annually.

Related Party Transactions

        SOFTBANK America Inc., including its consolidated affiliates ("SOFTBANK America"), was approximately a 7% stockholder of the Company at September 30, 2002. We are party to certain joint ventures with SOFTBANK Corp, an affiliate of SOFTBANK America, in France, Germany, Japan, Korea and the United Kingdom. Eric Hippeau, a Managing Partner of SOFTBANK Capital Partners, another affiliate of SOFTBANK America, is also a member of our Board of Directors. As a result, SOFTBANK America is able to significantly influence all matters requiring Yahoo! stockholder approval. Revenues from SOFTBANK Corp and SOFTBANK America accounted for 3% and 2% of net revenues during the three months ended September 30, 2002 and 2001 and 2% and 6% for the nine months ended September 30, 2002 and 2001. We believe contracted prices are comparable to those given to unrelated customers.

        During the third quarter of 2002, we repurchased 11,074,197 shares of Common Stock from SOFTBANK America, Inc. at a price of $9.03 per share pursuant to our Stock Repurchase Program. To date, an aggregate of 16,033,620 shares have been repurchased from SOFTBANK America at an average price of $9.67 per share.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of these consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets valuation allowance; accounting for investments in private and publicly-traded securities; and goodwill impairment.

        Revenue recognition.    Our revenues are primarily generated from the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements, as well as from a variety of fee and listings-based services. In accordance with generally accepted accounting principles in the United States, the recognition of these revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

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

        Accounting for investments in private and publicly-traded securities.    We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. We recorded approximately $5.5 million of impairments on the carrying value of equity securities during the nine months ended September 30, 2002.

        Goodwill Impairment.    Our long-lived assets include goodwill and other intangible assets of $453.7 million and $102.4 million, respectively, as of September 30, 2002. We performed a transitional impairment test of goodwill and intangible assets as of January 1, 2002. Due to, among other things, the overall softening of the global economy and the related decline in international advertising, we recorded a goodwill transitional impairment loss of $64.1 million, which was recorded during the first quarter as a cumulative effect of an accounting change in our Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows and market comparable approach. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the above assumptions were made based on available historical information. Any further impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

        Effective January 1, 2002 we adopted SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the statement includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, the identification of reporting units for the purpose of assessing potential future impairments of goodwill, the reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

        Upon the adoption of SFAS 142, we recognized a transitional goodwill impairment loss of $64.1 million as of January 1, 2002, which was recorded as the cumulative effect of a change in accounting principal in our consolidated Statements of Operations. See also Note 4—Goodwill. Any further impairment losses recorded in the future could have a material adverse impact on our results of operations or financial position.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets. The adoption of this statement did not have a significant impact on our results of operations or financial position.

        In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We are evaluating the effect of this statement on our results of operations and financial position.

Liquidity and Capital Resources

	Nine Months Ended September 30,
	2002	2001
Cash provided by operating activities	$223,090	$93,867
Cash used in investing activities	$(219,502)	$(202,010)
Cash provided by (used in) financing activities	$(61,385)	$110

        Yahoo! invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. We had cash and cash equivalents and investments in marketable debt securities totaling approximately $1.4 billion at September 30, 2002.

        Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation, amortization, tax benefits from stock options, net investment gains and losses, the cumulative effect of an accounting change, other non-cash items, changes in long term deferred revenue, and the effect of changes in working capital and other activities. For the nine months ended September 30, 2002, cash provided by operating activities of $223.1 million consisted primarily of a net loss of $3.4 million adjusted for non-cash items of $174.3 million and $52.2 million provided by working capital and other activities. For the nine months ended September 30, 2001, cash provided by operating activities of $93.9 million consisted primarily of a net loss of $84.1 million adjusted for non-cash items of $147.5 million and $30.5 million provided by working capital and other activities.

        Cash used in investing activities was $219.5 million for the nine months ended September 30, 2002. This was primarily attributable to cash used in acquisitions and purchases of other investments, net of $196.1 million and capital expenditures totaling $34.9 million, offset by proceeds (net of purchases) of investments in marketable securities during the period of $11.5 million. For the nine months ended September 30, 2001, cash used in investing activities of $202.0 million was primarily attributable to an increase in restricted investments of $228.7 million, capital expenditures totaling $71.9 million, and cash used in acquisitions and purchases of other investments, net of $18.9 million offset by proceeds from sales and maturities (net of purchases) of investments in marketable securities during the period of $117.5 million.

        For the nine months ended September 30, 2002 cash used in financing activities of $61.4 was primarily attributable to a repurchase of Common Stock of $100 million, offset by the issuance of Common Stock pursuant to the exercise of stock options of $38.6 million. For the nine months ended September 30, 2001 cash provided by financing activities of $0.1 million was attributable to the issuance of Common Stock pursuant to the exercise of stock options of $62.9 million, offset primarily by a repurchase of Common Stock of $60.0 million.

Operating Leases

        Operating Leases.    During 1999, we entered into agreements for the development of an office complex in Sunnyvale, California to serve as our new headquarters. Upon substantial completion of the construction in 2001, approximately $259 million in connection with the lease financing arrangement was funded for the complex, and at December 31, 2001 such amount had been classified as restricted long-term investments. During July 2002, we exercised our right pursuant to the master lease agreement to acquire the complex for approximately $259 million, which was funded by the restricted long-term investments. As a result, we increased property and equipment by approximately $259 million and eliminated the restricted long-term investments.

        We have entered into various non-cancelable operating lease agreements for our other offices throughout the U.S. and for our international subsidiaries with original lease periods ranging from 6 months to 13 years and expiring between 2002 and 2012.

        In addition, we have entered into various sublease arrangements associated with our excess facilities under the 2001 Restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

        Net lease commitments, excluding the lease described below, as of September 30, 2002 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments
Three months ending December 31, 2002	$5.4	$(1.9)	$3.5
Year ending December 31,
2003	20.9	(7.9)	13.0
2004	16.7	(6.1)	10.6
2005	12.5	(4.0)	8.5
2006	10.9	(3.2)	7.7
2007	7.2	—	7.2
Thereafter	12.8	—	12.8

        In addition, we have an agreement committing to lease two additional buildings adjacent to our headquarters in Sunnyvale, California. Construction began in the fourth quarter of 2001 and the buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, we have committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with incremental increases of 3.5% in each of the following years. After year one of the lease, we have the right to (i) purchase the buildings for approximately $68.9 million, plus fees, (ii) restructure the lease through an alternate financing arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years. These amounts are not included in the table above.

Investments in Privately-Held Companies.

        During the third quarter of 2002, we acquired an equity interest of approximately 16% in Sonera zed Ltd., ("zed"), a privately-held mobile device services company. Under the terms of the investment agreement, we have call options to acquire the remaining interests not owned by Yahoo! or sell back our shares. In addition, zed has a put option enabling them to require us to acquire the remaining interests not owned by Yahoo! if a majority of the zed outstanding shares are acquired by Yahoo!. The amount of the purchase price for the remaining equity interests in zed not held by Yahoo! is not determinable at this time but will be based on an operating performance based valuation of zed. Our investment in zed was immaterial to our condensed consolidated balance sheet as of September 30, 2002.

Other Commitments

        In the ordinary course of business we enter into various arrangements with vendors and other business partners principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2002.

        During 2001, we announced that the Board of Directors had authorized a repurchase of up to $500 million of our outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. We may utilize equity instrument contracts to facilitate the repurchase of Common Stock. Pursuant to this repurchase program, we have repurchased to date a total of 16.5 million shares for approximately $160.0 million through September 30, 2002 and may continue to repurchase shares in future periods.

        We have experienced a substantial increase in capital expenditures and operating lease arrangements since our inception, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit. Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in further dilution to our stockholders.

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

  •
  online employment recruiting companies;

  •
  online merchant hosting services; and

  •
  online broadcasting of business events.

        In particular, we face significant competition from AOL Time Warner and Microsoft ("MSN"). The combination of America Online and Time Warner provides America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo!. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with the user, which we generally lack, except with respect to users of certain of our premium services. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users. We also face competition from Websites focused on vertical markets where expertise in a particular segment of the market may provide a competitive advantage. On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences, deepen our relationships with our users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position.

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

        We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as critical to Yahoo!'s success. We rely upon trademark, patent and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. For example, we have obtained the registration for certain of our trademarks, including "Yahoo!," "GeoCities," "HotJobs," "LAUNCH" and "Yahooligans!." Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet, and while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could materially and adversely affect the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. We cannot guarantee that the steps we have taken to protect our proprietary rights will be adequate.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to use certain technologies in the future.

        Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. Currently, we are engaged in four lawsuits regarding patent issues and have been notified of a number of other potential disputes.

        In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. In the event that we determine that licensing patents or other proprietary rights is appropriate, we cannot guarantee that we will be able to license such proprietary rights on reasonable terms or at all. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, we are aware of lawsuits regarding the presentment of advertisements in response to search requests on "keywords" that may be trademarks of third parties. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability or be prevented from using the rights, which could require us to change our business practices in the future.

Financial results for any particular period will not predict results for future periods.

        Because of the uncertain nature of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. In addition, you should not rely on the results for any period as an indication of future performance. There can be no assurance that the purchasing pattern of customers advertising on the Yahoo! network will not continue to fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors. In addition, Yahoo! currently expects that its operating expenses will continue to increase as we expand our sales and marketing operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties, and acquire complementary businesses and technologies. Additionally, we are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. We have experienced a decline in our stock price and market capitalization and our industry is experiencing a slower growth rate than historically realized. If such factors continue, we may be required to record a significant charge to earnings in our financial statements in the period any impairment of our goodwill or amortizable intangible assets is determined. At September 30, 2002, our goodwill and other intangible assets were $556.1 million. In the first quarter of 2002, we recorded a transitional impairment charge of $64.1 million as a cumulative effect of an accounting change, resulting from the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

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

        We also generate a significant amount of revenue from our search and directory capabilities through an advertiser's purchase of an enhanced placement in our results. Yahoo! Sponsor Matches, offered through keyword search driven inquiries, is currently provided through an agreement with Overture Services, Inc., with an initial term ending in April 2005 and options for us to extend until April 2011. In the third quarter and for the first nine months of 2002, our revenues from our agreement with Overture Services, Inc. exceeded 10% of our total net revenues. If we are unable to continue to secure an arrangement with a third party provider on terms which are acceptable to us, or we are unable to develop our own ability to provide this service, our revenue could significantly decline which could have a material adverse effect on our financial results.

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

Our newly launched access service subjects us to risks.

        We recently launched SBC Yahoo! Dial and SBC Yahoo! DSL, new product offerings within our Internet access service, which operates in a highly competitive market and subjects us to new and different risks than other areas of our business.

        In June 2002 and September 2002 we announced the launch of SBC Yahoo! Dial and SBC Yahoo! DSL, our Internet access service provided through an alliance with SBC Communications Inc. Our access service combines customized content and services from Yahoo! and DSL transport and Internet access from SBC Internet Services (an affiliate of SBC Communications Inc.). Our Internet access service will compete with many large companies, some of which may have substantially greater market presence (including an existing user base), financial, technical, marketing or other resources than those committed to our product offerings. Our service will primarily compete directly or indirectly with established Internet services, such as America Online and the Microsoft Network; national telecommunications companies and regional Bell operating companies (other than SBC); and broadband internet access providers such as Earthlink, Comcast, AT&T Broadband and other cable broadband providers. As a result of these and other competitive factors, we may not be able to attract, grow or retain a customer base for this service, and accordingly, may not be successful. If our service does not generate significant revenue for us, it could harm our business and lower the trading price of our common stock.

        Further, providing Internet access services represents a new business for us. Internet access services, including our service, are susceptible to natural or man-made disasters such as earthquakes, floods, fires, power loss, or sabotage, as well as interruptions from technology malfunctions, computer viruses or hacker attacks. Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service to our access customers. Our ability to control technical and customer service issues is further limited by our dependence on SBC for connectivity, customer service, joint marketing and technical integration of aspects of our access service. Significant disruptions in our access service could harm our goodwill, the Yahoo! brand and ultimately could significantly and negatively impact any potential revenue we may earn from our service.

        If we cannot overcome the competitive and other difficulties mentioned above which accompany launching this new service, our business, operating results and financial condition could be harmed.

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

        We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, chief operating officer, chief financial officer, chief technical officer, executive and senior vice presidents, and vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations or, in the cases of our newly appointed chief operating officer, Dan Rosensweig, and certain new senior vice presidents, only recently joined us. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Yahoo!'s chief product officer, chief global marketing officer, and senior vice president Enterprise Solutions recently announced their departures from Yahoo! during 2002. We may experience similar departures from our domestic or international business units in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options, which will usually vest over a period of four years subsequent to their hire date to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest, and an employee may be more likely to leave Yahoo!'s employ upon completion of the vesting period for the initial option grant.

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

        Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content that attracts users to our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties such as Reuters. We also obtain important elements of our search service from our relationship with Google. In particular, Yahoo! Broadcast and our music and 7entertainment properties rely on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both locally and abroad, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could have a material adverse effect on our business, operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our advertising revenue.

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

We must manage our growth and consolidation successfully, including the integration of recently acquired companies, in order to achieve our desired results.

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

        The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first nine months of 2002, the closing sale prices of our common stock on the Nasdaq ranged from $20.50 to $9.00 per share and the closing sale price on October 28, 2002 was $14.66 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

Management and an affiliated stockholder beneficially own approximately 26.2% of our stock; their interests could conflict with yours; significant sales of stock held by them could have a negative effect on our stock price.

        Yahoo!'s directors and executive officers and SOFTBANK America beneficially owned approximately 26.2% of Yahoo!'s outstanding common stock as of September 30, 2002. Eric Hippeau is a member of our board of directors and is also a Managing Partner of SOFTBANK Capital Partners, an affiliate of SOFTBANK America. As a result of their ownership and positions, our directors and executive officers and SOFTBANK America collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Yahoo!. In addition, sales of significant amounts of shares held by Yahoo!'s directors and executive officers and SOFTBANK America, or the prospect of these sales, could adversely affect the market price of our common stock.

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

        Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2002 we had investments in debt securities with maturities less than one year of $456.4 million. Such investments had a weighted-average yield of approximately 3.66%. As of September 30, 2002, we had investments in debt securities with maturities between one and five years of $655.0 million. Such investments had a weighted-average yield of approximately 4.21%.

        Foreign Currency Risk.    International revenues from our foreign subsidiaries accounted for approximately 16% and 15% of total revenues during the three and nine months ended September 30, 2002. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

        Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, this may adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the nine months ended September 30, 2002 was not material.

        Investment Risk.    From time to time, we invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. Such investments could be subject to significant fluctuations in fair market value. For these investments in privately-held companies, our policy is to monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and reductions in carrying value when necessary.

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2002, net unrealized gains of $17.2 million on these investments have been recorded net of deferred taxes of $6.9 million as a separate component of stockholders' equity.

        We are exposed to market risk as it relates to changes in the market value of our investments. From time to time we invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of September 30, 2002, we had available-for-sale equity investments with a fair value of $4.7 million and a cost basis of $4.8 million. As of September 30, 2002, net unrealized losses of $0.1 million on these investments have been recorded net of deferred taxes as a separate component of stockholders' equity. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

        We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Yahoo!, including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. Although we believe our pre-existing disclosure controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of such review, we implemented minor changes, primarily to formalize and document the procedures already in place. We also established a disclosure committee which consists of certain members of the Company's senior management.

        After the formation of our disclosure committee and within 90 days prior to the filing of this report, the disclosure committee carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Terry S. Semel, and Chief Financial Officer, Susan L. Decker, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, Mr. Semel and Ms. Decker concluded that the Company's disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company's public disclosures complies with its SEC disclosure obligations.

Changes in Controls and Procedures

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, third parties assert patent infringement claims against Yahoo! in the form of letters, lawsuits, and other forms of communication. Currently, we are engaged in four lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

        In addition, from time to time we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with our email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy.

        We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to Yahoo!, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

        On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against Launch Media, Inc. ("Launch") in the United States District Court for the Southern District of New York. After the lawsuit was commenced, we entered into an agreement to acquire Launch. Our acquisition of Launch closed in August 2001 and since that time Launch has been a wholly owned subsidiary of Yahoo!. The complaint alleges, among other things, that the consumer-influenced portion of Launch's LAUNCHcast service as operated at the time of the complaint was "interactive" within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. Yahoo! and Launch do not believe that Launch has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit. The lawsuit is still in the preliminary, discovery phase and we do not believe it is feasible to predict or determine the outcome or resolution of the Launch litigation. The range of possible resolutions of the Launch litigation could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations or cash flows.

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
  Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2		Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference).
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7	**	Form of Warrant Agreement (together with form of Warrant Certificate).
4.8		Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference).
10.45	*	Stock Purchase Agreement, dated as of August 28, 2002 between the registrant and SOFTBANK America, Inc.
10.46	*	Registration Rights Agreement, dated as of August 28, 2002 between the registrant and Acqua Wellington Private Placement Fund Ltd. and Acqua Wellington Opportunity I Limited.
99.1	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 1, 2002

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

b.
Reports on Form 8-K:

          On July 12, 2002, the Company filed a report on Form 8-K which announced Yahoo!'s financial results for the quarterly period ended June 30, 2002 and certain other information. A copy of Yahoo!'s press release announcing the results and certain other information was attached and incorporated by reference therein.

          On August 14, 2002, the Company filed a report on Form 8-K which announced that each of Terry S. Semel, Chief Executive Officer of the Company (the Company's principal executive officer), and Susan L. Decker, Chief Financial Officer of the Company (the Company's principal financial officer) provided to the Securities and Exchange Commission the certification required pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002). A copy of the certification was attached and incorporated by reference therein.

Signatures

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.
Dated: November 1, 2002	By:	/s/ SUSAN L. DECKER Susan L. Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
Dated: November 1, 2002	By:	/s/ WILLIAM E. LOSCH William E. Losch Vice President, Finance (Principal Accounting Officer)

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Terry S. Semel, the Chief Executive Officer of Yahoo! Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Yahoo! Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002	By:	/s/ TERRY S. SEMEL Terry S. Semel Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Susan L. Decker, the Chief Financial Officer of Yahoo! Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Yahoo! Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):
  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 1, 2002	By:	/s/ SUSAN L. DECKER Susan L. Decker Chief Financial Officer

YAHOO! INC.

Index to Exhibits

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2		Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference).
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7	**	Form of Warrant Agreement (together with form of Warrant Certificate).
4.8		Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference).
10.45	*	Stock Purchase Agreement, dated as of August 28, 2002 between the registrant and SOFTBANK America, Inc.
10.46	*	Registration Rights Agreement, dated as of August 28, 2002 between the registrant and Acqua Wellington Private Placement Fund Ltd. and Acqua Wellington Opportunity I Limited.
99.1	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 1, 2002

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

QuickLinks

Table of Contents
  PART I — FINANCIAL INFORMATION
  Item 1. Condensed Consolidated Financial Statements (unaudited)
YAHOO! INC. Condensed Consolidated Statements of Operations (unaudited, in thousands except per share amounts)
YAHOO! INC. Condensed Consolidated Balance Sheets (unaudited, in thousands)
YAHOO! INC. Condensed Consolidated Statements of Cash Flows (unaudited, in thousands)
YAHOO! INC. Condensed Consolidated Statements of Stockholders' Equity (unaudited, in thousands)
YAHOO! INC. Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  RISK FACTORS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
YAHOO! INC. Index to Exhibits