Form 10-K
period 2002-12-31
YAHOO INC
filed 2003-03-21
CIK 1011006

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes /x/    No / /

As of June 28, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $5,375,728,087. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's Common Stock outstanding as of February 28, 2003 was 597,516,126.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1)
Proxy Statement for the 2003 Annual Meeting of Stockholders–Part III Items 10, 11, 12 and 13.

Part I

Item 1. Business

OVERVIEW

Yahoo! Inc. ("Yahoo!", "Our" or "We") is a leading provider of comprehensive Internet products and services to consumers and businesses worldwide. Yahoo! is the No. 1 Internet brand globally and the most trafficked Internet destination worldwide, as quoted by Young & Rubicam's Brand Asset Valuator and Nielsen//NetRatings, respectively.

Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. Yahoo! is incorporated in Delaware and commenced operations on March 5, 1995. In April 1996, we completed our initial public offering. Since 1997, we have acquired several companies including those that provided databases, software, technologies, content, and/or tools to develop and expand upon our network of products and services.

Our global network (the "Yahoo! network") includes 25 world properties available in 13 languages. We manage our business geographically. Our principal areas of measurement and decision-making are the United States and International. Headquartered in Sunnyvale, California, we have offices in the United States, Europe, Asia, Latin America, Australia and Canada.

Our properties and services for consumers and businesses reside in five vertical areas: Search and Marketplace; Information and Content; Network and Platform Services; Enterprise Solutions; and Consumer Services. Our basic products and service offerings are available without charge to our consumers. We also offer a variety of fee-based premium services that provide our consumers access to value-added content or services. In addition, we sell marketing and advertising services to businesses across the majority of our vertical areas and internationally.

We generate multiple sources of revenue across these properties and services that are classified as: Marketing Services, Fees, and Listings. The following table presents an overview of our financial reporting structure as well as our vertical properties and services.

PROPERTIES AND SERVICES

Our properties and service offerings are generally available without charge to our users. We generate revenues from advertising, transaction and listing services, and also offer fee-based premium services that provide our users access to additional content or services.

Search and Marketplace

Our Search properties build, manage and monetize our suite of integrated search services to enable people to find the information, products, and services essential to their lives. Our Marketplace properties focus on being the starting point for consumers looking for information and to purchase products and services. The properties include the following:

  •
  Search and Directory – including Yahoo! Search, Sponsored Search and Sponsor Listings;

  •
  Get Local – including Yahoo! Yellow Pages, Yahoo! Maps and Yahoo! City Guides;

  •
  Classifieds – including Yahoo! Autos and Yahoo! Real Estate;

  •
  Commerce – including Yahoo! Shopping, Yahoo! Auctions and Yahoo! Travel; and

  •
  Careers – HotJobs.

Search and Directory

Our Search and Directory properties are both a comprehensive, intuitive and user-friendly online guide to Web navigation and the gateway to the vertical offerings on the Yahoo! network. Yahoo! Search provides users with free Web-wide search results from the Google search engine, augmented with the contents of the Yahoo! Directory and the Yahoo! network, aimed at providing a relevant, comprehensive, fast and easy search experience. Furthermore, our search results include Yahoo! Sponsor Matches, which are listings with enhanced placement, paid for by businesses or organizations and are currently provided free to users principally through an agreement with Overture Services, Inc. ("Overture"). Our Yahoo! Directory offering includes a hierarchical, subject-based directory of Web sites, which enables Web users to locate and access desired information and services through hypertext links. Our directory organizes Web site listings under the following 14 principal categories: Arts and Humanities, Business and Economy, Computers and Internet, Education, Entertainment, Government, Health, News and Media, Recreation and Sports, Reference, Regional, Science, Social Science, and Society and Culture. Web sites are further organized under these major headings by hierarchical subcategories. Users can access directory listings by browsing through subject matter or using the keyword search function. For browse-driven inquiries, our directory results include Sponsor Listings, a Yahoo! created fee-based program that allows commercial sites to receive enhanced placement in the directory. In March 2003, we completed our acquisition of Inktomi Corporation ("Inktomi"), a provider of OEM Web search technology and paid inclusion services.

Get Local

Yahoo! Get Local is comprised of three comprehensive offerings of local information, available free to users – Yahoo! Yellow Pages, Yahoo! Maps, and Yahoo! City Guides. Yahoo! Yellow Pages connects users to over 13 million local and national merchants in the U.S. Yahoo! Yellow Page business listings include integrated maps and can be displayed by proximity to the user's location. Businesses can pay to have their listings placed in the Sponsored Business section above regular non-paid listings. Yahoo! Maps provides interactive maps with zooming and other capabilities and integrated driving directions. Yahoo! City Guides offers information on local arts and entertainment news and events.

Classifieds

Yahoo! Classifieds is comprised of comprehensive classified advertisements for a wide variety of goods and services, the most significant of which are contained within Yahoo! Autos and Yahoo! Real Estate properties. Our Yahoo! Autos property offers information about buying, selling, leasing, and owning automobiles. Services available free to our users include new and used car searches, pricing information, specification information, insurance information, general financing information, other research information and new car quote referral services provided through third parties. Services available to users for a fee include individual listings in Yahoo! Classifieds, and subscriptions to Consumer Reports research reports.

Yahoo! Real Estate offers the following free services to our users: information for prospective home buyers and sellers; the ability to list a property and search for listed properties based on geography, price and features; moving-related content and services; information about finding a real estate agent, researching neighborhoods, financing and insurance, and home improvement ideas; and assistance in locating rentals and roommates.

Commerce

Our commerce platform comprises three comprehensive offerings: Yahoo! Shopping, Yahoo! Auctions, and Yahoo! Travel. Our goal is to provide buyers and sellers with the most comprehensive commerce platform available on the Web. Through strategic arrangements with hundreds of premier brands and thousands of specialty merchants/sellers, we offer our consumers the opportunity to purchase a wide variety of new and used goods and services ranging from consumer electronics, apparel, books and flowers to travel services such as airfare, hotel, car rentals, as well as cruises and vacation packages.

The Yahoo! Shopping platform provides, free of charge, powerful search functionality and comparison-shopping tools making it easy for consumers to find, research, compare and conveniently buy almost anything online. Featuring products from hundreds of brand name retailers and thousands of specialty stores, Yahoo! Shopping is the starting point of choice for online shopping.

Yahoo! Auctions creates a marketplace for buyers and sellers seeking unique, hard to find, liquidation and used product offerings. Yahoo! serves as an intermediary linking buyers and sellers and is free of charge to users.

Yahoo! Travel provides a free, comprehensive online travel resource and booking service for the recreational and business traveler, bringing together travel information and service providers in one place. Through relationships with Sabre, Travelocity, National Leisure Group and other travel suppliers, Yahoo! Travel offers one-stop access to approximately 700 airlines, 50 car rental agencies and more than 50,000 hotels.

Careers

Our HotJobs property is a leader in the online recruiting industry, providing comprehensive solutions for employers, staffing firms and job seekers. HotJobs' tools and advice put job seekers in control of their careers and make it easier and more cost-effective for recruiters and employers to find qualified candidates than offline alternatives. We provide services for job seekers, which include the ability to create a resume and to search and apply for jobs, as well as access to newsletters, online forums and salary research, free of charge. We generate revenues from fees from employers and staffing firms that access our database of job seekers and use our tools to post, track and manage job openings. In addition to our popular consumer job board, HotJobs provides employers and staffing agencies with a variety of recruiting solutions, including hiring management software.

Information and Content

Our Information and Content properties deliver information and entertainment to consumers. We offer basic content that is generally available without charge to our users, and also provide selected fee-based services as indicated below. The properties include the following:

  •
  Media – including Yahoo! Sports, LAUNCH, Your Yahoo! Music Experience and Yahoo! Games;

  •
  Entertainment – including Yahoo! Movies and Yahoo! TV;

  •
  Information – including Yahoo! News, Yahoo! Weather, Yahooligans!, Yahoo! Health, and Yahoo! Education; and

  •
  Finance – Yahoo! Finance.

Media

Yahoo! Sports provides up-to-the-minute news, real-time statistics and scoring, broadcast programming, localized and global coverage, integrated shopping and auctions opportunities, and an on-line sports community. Yahoo! Sports has content or marketing relationships with the NBA, USOC, CNNSI, The Sporting News, USPS Cycling Team, and Major League Soccer. In 2001, Yahoo! signed a multi-year agreement with Federation Internationale de Football Association ("FIFA"), the world governing body of soccer, to produce, market, host, and with FIFA, commercially operate the official co-branded Web site of the FIFA World Cup™, as well as to be one of 16 official worldwide FIFA Partners. Yahoo! Sports also offers fee-based fantasy games such as Fantasy Football, Baseball, Basketball and Hockey.

LAUNCH, Your Yahoo! Music Experience is an online music destination for consumers. LAUNCH provides music consumers with access to downloadable music, music videos, concert Web casts and artist interviews, access to music news, album reviews, and artist biographies. LAUNCH delivers an integrated online music experience, including PressPlay, the online digital music subscription service created by Universal Music Group and Sony Music Entertainment. In 2003, LAUNCH introduced the following fee-based services: Artist Clubs – a fee-based product that enables fans of a given artist to join a Club that provides exclusive content, and access to prerelease concert tickets and albums; and LAUNCHcast Plus – a fee-based product that offers consumers streaming, high-quality downloadable music and videos.

Yahoo! Games offers over 80 free, Java-based classic board, card, and word games along with downloadable games,

game strategy guides, shopping guides, gaming news and reviews on computer and console videogames. Yahoo Games also offers fee-based products such as Games on Demand and the All-Star Package. Games on Demand allows users to play a variety of games in categories such as strategy, action and arcade classics. The All-Star Package enables consumers to create leagues, compete in tournaments, and meet new players.

Entertainment

Yahoo! Movies provides a daily mix of exclusive content, movie news and special features, including box office results, trailers, and photo galleries, as well as links to the movie-related content across the Yahoo! network. Yahoo! Movies features film promotions for studios such as Disney, Sony, Warner Bros., Universal and Fox.

Yahoo! TV provides television listings, connecting consumers to personalized television listings for more than 40,000 zip codes, 11,000 cable systems, 2,200 channels, and 400,000 programs.

Information

Yahoo! News aggregates feeds from branded news providers, bringing together content from media companies such as Associated Press, Dow Jones Financial News, National Public Radio, New York Times Digital, Reuters, USATODAY.com, and more. Through Yahoo! News, consumers receive breaking news coverage, in text, audio and video, from multiple sources and points of view.

Yahoo! Weather provides personalized weather information, including current conditions and forecast, weather maps and satellite readings, as well as specific forecasts for beach conditions and individual activities, such as golf and skiing. Weather.com, the Web site of The Weather Channel, supplies weather conditions to our global properties.

Yahooligans! is a safe, entertaining and educational Web guide targeted for kids ages 7 to 12. It provides games, instant messaging, reference materials, movies information, the "Teachers' Guide," the "Parents' Guide," "Downloader," where kids can download thousands of images, sounds and video right onto their desktop, as well as daily news, sports, and jokes.

Yahoo! Health, a comprehensive starting point for healthcare information, provides information and directly links to sites on diseases, conditions, and medications, as well as to listings for various health information centers, clinical trial information, and online community tools.

Yahoo! Education is designed to assist students, parents and educators in the education process. The site helps educators extend traditional classrooms and communication with students onto the Internet, offers an extensive reference area through leading education material providers, and enables students to research and prepare to apply for colleges, universities and graduate schools. Yahoo! Education also offers a comprehensive list of Distance Learning programs. These programs allow students to complete all or most of the program from a remote location, while receiving the same credit as students that complete the program onsite.

Finance

Yahoo! Finance provides a comprehensive set of financial resources, from investment research to personalized financial management tools. Yahoo! Finance also offers fee-based products to help consumers manage their financial life, including the Real-Time Package and Research Reports. The Real-Time Package includes a combination of real-time quotes from the New York and American stock exchanges, as well as the Nasdaq, breaking news from leading financial information companies, and market analysis including live stock upgrades and downgrades, which are all streamed directly to the consumers' desktop. Research Reports offer investors timely, in-depth analyst research on thousands of individual companies. Yahoo! Finance also offers Yahoo! Money Manager, a free set of financial tools that provides an integrated view of an individual's financial life, organizing and summarizing information consumers need to know about their money in one online location. In addition, Yahoo! Tax Center allows consumers to file, for a fee, federal and state taxes online with Turbo Tax. Other resources and tools such as federal and state tax forms, tax tips, tax calculator, and tax news are available free of charge to consumers at the Tax Center.

Network and Platform Services

Our Network and Platform Services provide industry leading, free and fee-based services to our users. These services provide core communications services for registered users and a suite of online offerings for small businesses that include:

  •
  Messaging – including Yahoo! Mail, Yahoo! Messenger and Yahoo! Mail Plus;

  •
  Personals – Yahoo! Personals;

  •
  Community – including Yahoo! Groups, Yahoo! Photos, Yahoo! Briefcase, Yahoo! Member Directory and Yahoo! People Search;

  •
  Small Business – including Yahoo! Domains, Yahoo! Web Hosting, Yahoo! Business Mail, Yahoo! Store and Yahoo! Ad Manager; and

  •
  Platform Services – including Yahoo! Wallet, Yahoo! Companion and My Yahoo!.

Messaging

Yahoo! Mail and Yahoo! Messenger, our email and instant messaging platforms, are among the most popular communications systems on the Internet. Our free Yahoo! Mail service has a brand new interface, and offers industry-leading junk mail control and a full-featured Address Book. In addition to our basic email service, we offer fee-based enhancements including extra email storage, mail forwarding, and the ability to check Yahoo! Mail using other client applications. Our newest service, Yahoo! Mail Plus, offers a combination of these features. Yahoo! Messenger offers exciting features such as IMVironments™, which allows users to change the background messaging window, animated emoticons, video web cams and integrated mobile messaging.

Personals

Our subscription online dating service introduced in 2001, Yahoo! Personals, grew quickly to a leading position in the personals space in 2002. This growth was driven by an overall increasing popularity of online dating, our continuing product improvements and our success in gathering a large population of singles from the Yahoo! network. In 2002, our new production introductions included advanced matching, which finds other singles on the service who are the best match for each other based on both users specified criteria. We also improved the multimedia capabilities of our personals ads with the introduction of 30-second voice and video clips that help customers share more information about themselves, improving the quality of information exchanged about possible matches.

Community

Our Community Services suite helps users build and manage relationships and archive their personal memories. Our Yahoo! Groups platform enables millions of members to easily communicate with other individuals with similar interests. Yahoo! Photos provides users with the ability to store, share and print their pictures. Yahoo! Briefcase provides users with the ability to quickly and easily store and share important documents. Additionally, we offer services such as Yahoo! Member Directory and Yahoo! People Search.

Small Business

Our Small Business Services provides resources, planning tools, research and advice to assist individuals with starting their own online business, as well as to help existing small businesses with expanding their online operations. Our Small Business offering provides customers with a complete set of fee-based services to: develop an online presence (through Yahoo! Domains, Yahoo! Web Hosting, and Yahoo! Business Mail); sell their products online through Yahoo! Store and through integrated points of distribution such as Yahoo! Shopping and Yahoo! Classifieds; and promote and market online through Yahoo! Express directory placement, Yahoo! Sponsored Sites, Yahoo! Yellow Pages, and Ad Manager, a self-service advertising tool that enables Yahoo! Store merchants to create, purchase and manage advertising campaigns on the Yahoo! network.

Platform Services

We also have user services that span across some or all of our vertical properties including Yahoo! Wallet and Yahoo! Companion. Yahoo! Wallet, a free service, enables users to enter their financial, billing and shipping information into a secure location once and reuse the information for purchases throughout the Yahoo! network without re-entering the information. Yahoo! Companion is a free browser add-on that enables users to conveniently access our properties and services from anywhere on the Web.

We also offer personalized user services that are designed to enable efficient use of our properties and services worldwide. A cornerstone of these services is the universal registration system that permits users to easily access properties and services on the Yahoo! network under a single username.

My Yahoo! is our free personalized Web information service that allows registered members to create a personal profile which organizes and delivers information of personal interest to the user via a user-customized interface. Users are able to capture their favorite Yahoo! properties and services in one convenient location. From essential information and services, such as news, stock quotes, stock portfolio management, national headlines, local and national weather and sports scores, to more specific applications such as movie show times, ski reports, best travel fares, health tips and traffic reports, My Yahoo! members have information of personal interest available at their fingertips in a self-customized format. With the My Yahoo! platform, we are able to deliver targeted product, advertising and transaction-based services for our advertisers and partners.

Enterprise Solutions

Our Enterprise Solutions consist of two primary fee-based service offerings: Yahoo! Portal Solutions and Yahoo! Broadcast Solutions. The main focus is to provide communications solutions to help businesses more easily aggregate and distribute business critical information and interact with their target audiences.

Yahoo! Portal Solutions is a leading provider of enterprise information portal (Website) solutions that integrate personalized Yahoo! content and services with corporate data and applications for intranets and extranets. Specifically, our portal solutions allow system administrators to control the aggregation, personalization and delivery of multi-language content, services and applications that will be accessed by the end-users. These solutions also allow our enterprise customers to present a unified, personalized, and integrated web presence to their end-users. We have reseller relationships with BEA Systems, SAP, Sun Microsystems and TIBCO software to distribute our enterprise content offering. In addition, we released an enterprise version of our popular Yahoo! Messenger application in March 2003.

Yahoo! Broadcast Solutions is a leading provider of Internet broadcasting, communications and collaboration tools to business customers. Yahoo! Broadcast Solutions' tools, infrastructure and partnerships are integrated to provide end-to-end solutions for our business customers to enable live product launches, global corporate meetings or distributed learning. Through the Webcast Studio platform, Yahoo! Broadcast Solutions also offers enhanced data tools and user interfaces that are focused on specific marketing, training, conference and corporate communications needs. The Webcast packages combine interactive applications, consulting and production services, and promotion or distribution options, for marketers to deliver targeted information.

Consumer Services

The Consumer Services group drives subscriber growth by providing various communication and content services to consumers and small businesses distributed through our access relationships, such as our relationship with SBC Communications Inc. ("SBC"). These services include tightly integrated Yahoo! Services as well as bundled premium elements developed by Yahoo! and by third party partners, and include a customized Internet browser, enhanced personalized interface, online communications and security tools, premium content and value added services, such as parental controls.

During 2002, we launched a strategic alliance with SBC to offer a co-branded Internet service to DSL (broadband) customers in SBC's 13-state region and to dial-up subscribers nationwide. The service offers consumers integrated access and premium services on a subscription basis, and includes a suite of Yahoo! and SBC customized products and services. During 2003, we announced a distribution relationship with British Telecommunications plc ("BT") to offer Yahoo! branded stand-alone premium service bundles which can be purchased with BT's access products in the United Kingdom.

Through arrangements with wireless carriers and mobile device manufacturers, Yahoo! Mobile makes many of our featured network services available through wireless and/or alternative devices. These services include My Yahoo! Mobile, Mail, Mobile Instant Messaging, Mobile Alerts, Finance, News, Weather, Calendar, Address Book, Movie Listings, Auctions, Yellow Pages, Driving Directions and People Search, among others.

GEOGRAPHIC PROPERTIES

We seek to build upon our global user base by developing Internet properties focused on geographic regions, which include foreign countries as well as domestic metropolitan areas. We have launched numerous geographically targeted Web properties. Additional information required by this item is incorporated herein by reference to Note 11 "Segments" of the Notes to the Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K.

We have developed 25 international online properties in 13 local languages, including localized versions of Yahoo! in Argentina, Asia, Australia & New Zealand, Brazil, Canada, China, Denmark, France, Germany, Hong Kong, India, Italy, Japan, Korea, Mexico, Norway, Singapore, Spain, Sweden, Taiwan and the United Kingdom & Ireland. We also provide services through Yahoo! Asia (our portal to southeast Asia), Yahoo! Chinese (U.S. Chinese language site), Yahoo! en Español (U.S. Hispanic site), Yahoo! Canada en Français (French Canadian) and Yahoo! en Català (part of Yahoo! Spain's Catalan language offerings). Outside the English-speaking markets, we have built independent directories of local language Web sites and other content, developed by native speakers of each language. We own a majority or 100% of these non-U.S. operations (except in Japan), and have established offices internationally to facilitate the local development of these businesses. We have pursued a consistent strategy of content aggregation with leading third parties and currently plan to continue to rollout certain selected properties and services for our international markets.

Our joint ventures with SOFTBANK and its affiliates, a holder of approximately 4% of our Common Stock as of December 31, 2002, include Yahoo! Germany, Yahoo! United Kingdom, Yahoo! France (collectively "Yahoo! Europe"), Yahoo! Japan and Yahoo! Korea. These joint ventures were formed to establish and manage local versions of our properties in the respective countries. With the exception of Yahoo! Japan, these joint ventures are operated and managed by us as a part of our global network. Yahoo! Japan is a publicly traded company in Japan that is majority owned by SOFTBANK. As of December 31, 2002, we owned approximately 70% of Yahoo! Europe, 34% of Yahoo! Japan and 67% of Yahoo! Korea. Yahoo! Europe and Yahoo! Korea are consolidated subsidiaries of Yahoo! Inc. The Company has no funding commitment to Yahoo! Japan. As of December 31, 2002, SOFTBANK and its affiliates owned the remaining interests in Yahoo! Europe and Yahoo! Korea not owned by Yahoo! and its affiliates.

REVENUE CLASSIFICATIONS

Marketing Services revenues are primarily generated from the sale of banner, sponsorship, text-link advertisements, including sponsored search advertisements, and transactions revenues. Banner agreements typically consist of targeted and non-targeted advertising that appears on or around pages within the Yahoo! network. Sponsorship agreements take many forms including: high profile promotions that are typically focused on a particular event, such as a sweepstakes; third party branded content integration into our properties allowing marketers to provide information about their products to consumers; and merchant sponsorship opportunities on targeted Yahoo! properties encouraging users to purchase the goods and services of our advertisers. Hypertext links are embedded in each advertisement, sponsorship or directed email to provide the user with instant access to the advertiser's Web site, to obtain additional information or to purchase products and services. Additionally, we offer online research and data services, enabling marketers to better understand their customers profiles and behaviors. Transactions revenues include service fees for facilitating transactions through the Yahoo! network.

Although a significant amount of advertising purchases on our properties are for general rotation on pages within the Yahoo! network, we also offer highly-targeted marketing opportunities that are designed to deliver greater value to advertisers through more focused audiences. By developing an extended family of Yahoo!-branded properties, we seek to offer advertisers a wide range of placement options and promotional opportunities. We offer an integrated set of sales and marketing tools built on the Yahoo! network and delivered in an integrated manner to our global audience. They consist of innovative, interactive marketing programs designed to provide one-stop shopping for companies seeking to secure a measurable Internet presence.

We maintain three primary channels for selling our marketing services: online, telephone and direct. Our Sponsored Matches service, which provides enhanced visibility for Web sites within Yahoo!'s search results, is primarily sold through our online channel by Overture. Under this program, our search results pages feature up to the top-six Pay-for-Performance search listings sold to advertisers. Our telemarketing channel focuses on sales of online marketing services to small and medium-size businesses. Our direct advertising sales team focuses on selling our marketing services and solutions to leading agencies and marketers in the United States. As of December 31, 2002, we employed advertising sales professionals in 11 locations across the U.S., including: Atlanta, Austin, Boston, Chicago, Dallas, Detroit, Los Angeles, Miami, New York, the San Francisco Bay Area and Washington, D.C. Our advertising sales organization consults regularly with agencies and customers on design and placement of Web-based advertising, and provides clients with measurements and analyses of advertising effectiveness. In addition to its geographic sales structure, we have vertical advertising sales teams for automotive, consumer packaged goods, entertainment, finance, retail, pharmaceuticals, sports, technology, telecommunications, travel and advertising agencies. In international markets, our own internal sales representatives handle our advertising sales. In some countries, where we have not established full operational capacity, sales agency relationships have been established.

Fees revenues consist of revenues generated from a variety of consumer and business fee-based services, including SBC Yahoo! DSL and Dial, Yahoo! Personals, Small Business Services, Yahoo! Mail and Yahoo! Enterprise Solutions. Our Yahoo! Enterprise Solutions sales are handled by a designated sales team.

Listings revenues consist of revenues generated from a variety of consumer and business listings-based services, including access to the HotJobs database and classifieds, such as Yahoo! Autos, Yahoo! Real Estate and other Search and Directory services. HotJobs career offerings are handled by a designated sales team.

COMPETITION

We operate in the market for Internet products and services, which is a highly competitive market characterized by rapid change, converging technologies, and increased competition from companies offering communication, information and entertainment services integrated into other products and media properties.

Globally, our most significant competition is from AOL Time Warner ("AOL" or "America Online") and Microsoft ("Microsoft" or "MSN"). AOL is an integrated media and communications company engaged in online services, cable, filmed entertainment, television network, music and publishing. AOL has access to a large potential customer base through its America Online, cable and publishing business units. Microsoft is the largest software company in the world and through its MSN network provides numerous Internet products and services and has alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft's presence on computer desktops through packaged software products and their strategy to sell software through online subscriptions provides them a competitive advantage over us in providing software and services to online users. Both AOL and MSN have a direct billing relationship with a greater number of their users through access and other services than we have with our users through certain of our premium services. This gives them the potential advantage over us in targeting the sale of enhanced services to their user base.

We also face competition from companies focused on vertical markets where expertise in a particular segment of the market may provide them a competitive advantage over us. Two of these competitors, Amazon and eBay, are expanding their positions as e-commerce merchants to leverage advantages from the scale of their commerce platforms to offer informational and community features that are competitive with the services we provide. Additionally, as a result of our recent acquisition of Inktomi, we compete directly with other providers of Web search and related search services, including, among others, AltaVista, Fast Search and Transfer (both of which are under agreement to be acquired by Overture), Google and Looksmart.

Internationally, we compete with local portals that are predominantly supported by the local telecommunication providers, which gives them a competitive advantage over us because they typically already have a direct billing relationship with their users.

PRODUCT DEVELOPMENT

We continually enhance existing services and develop new services to meet evolving consumer demand for technological innovation. Our domestic engineering and production teams are primarily located in our Sunnyvale, California headquarters and in Dallas, Texas and Bangalore, India. Locally-based teams handle most international production and engineering. We have developed internally, acquired or licensed the properties and services we offer.

INTELLECTUAL PROPERTY

We seek to protect our intellectual property through patent, copyright, trade secret and trademark law and through contractual restrictions, such as confidentiality agreements. We consider the Yahoo! trademark to be one of our most valuable assets and we have registered this trademark in the United States and other countries throughout the world.

EMPLOYEES

As of December 31, 2002, we had approximately 3,600 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. See the "Risk Factors" section below for a further discussion of certain risks related to our employees.

AVAILABLE INFORMATION

Yahoo!'s Web site is located at http://www.yahoo.com. Yahoo! makes available free of charge, on or through its Web site, its annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). Information contained on Yahoo!'s Web site is not part of this report or any other report filed with the SEC.

RISK FACTORS

If our competitors are more successful in attracting and retaining customers and users, then our revenues could decline.

We compete with many other providers of online navigation, Web search, information, entertainment, business, recruitment, community, electronic commerce, Internet access and broadcast services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

  •
  companies offering communications, Web search, information, community and entertainment services and Internet access either on a stand alone basis or integrated into other products and media properties;

  •
  vertical markets where competitors may have advantages in expertise, brand recognition, and other factors;

  •
  online employment recruiting companies;

  •
  online merchant hosting services; and

  •
  online broadcasting of business events.

In order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance our capabilities. For example, our recent acquisition of Inktomi brings us leading technology in Web search, which is an important service we provide to our users. If we are unable to maintain or expand our customer and user base in the future, our revenues may decline.

Companies such as AOL Time Warner and Microsoft may have a competitive advantage because they have greater access to content, maintain billing relationships with customers and have access to established distribution networks.

We face significant competition from AOL and Microsoft. The combination of America Online and Time Warner provides America Online with content from Time Warner's movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner's current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo!. In certain of these cases, most notably AOL Time Warner and MSN, our competition has a direct billing relationship with a greater number of their users through access and other services than we have with our users through certain of our premium services. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users.

Our recent acquisition of Inktomi exposes our business to greater competition in the area of Web search.

In March 2003 we completed our acquisition of Inktomi Corporation, a provider of OEM Web search and paid inclusion services. As a result of our acquisition of Inktomi, we compete directly with other providers of Web search and related search services, including, among others, AltaVista, Fast Search & Transfer (both of which are under agreement to be acquired by Overture), Google and Looksmart. Some of these competitors may have longer operating histories focusing on providing Web search services on an OEM basis, larger customer or user bases and greater brand recognition for their Web search businesses. In addition to the general acquisition risks highlighted in these Risk Factors, other companies with greater operational, strategic or financial resources may choose to enter the Web search or paid inclusion spaces by acquisition or internal development, and may create greater competition for customers and users.

Our international segment competes with local Internet service providers that may have a competitive advantage.

On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences, deepen our relationships with our users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our market position internationally.

Our intellectual property rights are valuable and any inability to protect them could dilute our brand image.

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as important to Yahoo!'s success. Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet. Further, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. If we are unable to protect our trademarks from authorized use, our brand image may be harmed. While we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. Any impairment of our brand image could cause our stock price to drop. In addition, protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. In turn, this could harm the results of our business and lower our stock price.

We may be subject to intellectual property infringement claims, which are costly to defend and could limit our ability to provide certain content or use certain technologies in the future.

Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential disputes.

In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights. Currently, our subsidiary LAUNCH Media, Inc. ("LAUNCH") is engaged in a lawsuit regarding copyright issues that commenced prior to our entering into an agreement to acquire LAUNCH. In the event that we determine that licensing patents or other proprietary rights is appropriate, we cannot guarantee that we will be able to license such proprietary rights on reasonable terms or at all. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.

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

There can be no assurance that the purchasing pattern of customers advertising on the Yahoo! network will not continue to fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors. As the percentage of revenues from sources other than advertising increases, it may become more difficult to predict our financial results based on historical performance. Because of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. You should not rely on the results for any period as an indication of future performance.

We expect our operating expenses to continue to increase as we attempt to expand the Yahoo! brand, fund product development, develop media properties and acquire other businesses.

Yahoo! currently expects that its operating expenses will continue to increase as we expand our sales and marketing operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties and premium services, and acquire complementary businesses and technologies.

We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. If our stock price and market capitalization decline, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. At December 31, 2002, our goodwill and other intangible assets were $511.5 million. In the first quarter of 2002, we recorded a transitional impairment charge of $64.1 million as a cumulative effect of an accounting change, resulting from the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Approximately 61% of our revenues are derived from online advertising. Demand from our current and potential clients for online advertising is difficult to forecast accurately.

For the year ended December 31, 2002, approximately 61% of our revenues came from advertisements displayed on our online properties. Our ability to continue to achieve substantial advertising revenue depends upon:

  •
  growth of our user base;

  •
  broadening our relationship with advertisers to small and medium size businesses;

  •
  our user base being attractive to advertisers;

  •
  our ability to derive better demographic and other information from our users;

  •
  acceptance by advertisers of the Web as an advertising medium; and

  •
  our ability to transition and expand into other forms of advertising.

Our agreements with advertisers and sponsors generally have terms of three years or less and, in many cases, the terms are one year or less. The agreements often have payments contingent on usage or "click-through" levels. Some of our advertisers are Internet companies, which in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to forecast these revenues accurately. However, our expense levels are based in part on expectations of future revenues and are fixed over the short-term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

If we are unable to continue to provide search and directory capabilities on terms which are acceptable to us, our revenue could significantly decline.

We also generate a significant amount of revenue from our search and directory capabilities through an advertiser's purchase of an enhanced placement in our results. Yahoo! Sponsor Matches, offered through keyword search driven inquiries, is currently provided through an agreement with Overture Services, Inc., with an initial term ending in April 2005 and options for us to extend until April 2011. For the full year of 2002, our revenues from our agreement with Overture Services, Inc. exceeded 10% of our total net revenues. If we are unable to provide search and directory services which generate significant traffic to our Web sites, to continue to secure an arrangement with a third party provider such as Overture on terms which are acceptable to us, or we are unable to develop our own ability to provide this service, our revenue could significantly decline.

The sources of our advertising revenue are changing and we must adapt to the needs of our changing mix of advertisers to maintain or increase our advertising revenues.

We are experiencing a shift in the source of our advertising revenues from Internet companies to companies in more traditional lines of business. These advertisers often have substantially different requirements and expectations than Internet companies with respect to advertising programs. In addition, companies in more traditional lines of business have only recently begun to increase their aggregate commitments to Internet advertising. If we are unsuccessful in adapting to the needs of our changing mix of advertisers, our revenues could decline.

Decreases or delays in advertising spending due to general economic downturns could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. As a result, advertising spending across traditional media, as well as the Internet, has decreased. Since Yahoo! derives a large part of its revenues from advertising fees, the decrease in or delay of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues. Even if economic conditions do improve, marketing budgets and advertising spending may not increase from current levels.

Due to intense competition, we may not be able to generate substantial revenues from the Internet access market.

In 2002 we announced the launch of SBC Yahoo! DSL and SBC Yahoo! Dial, an Internet access service provided through an alliance with SBC Communications Inc. This access service combines customized content and services from Yahoo! (including browser and other communications services) and DSL transport and Internet access from SBC Internet Services (an affiliate of SBC Communications Inc.). This Internet access service will compete with many large companies, some of which may have substantially greater market presence (including an existing user base), financial, technical, marketing or other resources than those committed to the product offerings with SBC. This service will primarily compete directly or indirectly with established Internet services, such as America Online and the Microsoft Network; national telecommunications companies and regional Bell operating companies (other than SBC); and broadband Internet access providers such as Earthlink, Comcast, and other cable broadband providers. As a result of these and other competitive factors, this service may not be able to attract, grow or retain a customer base, which would negatively impact our ability to sell customized content and services through this channel.

Our success in the Internet access market will depend on technical and customer service issues which we have a limited ability to control.

Internet access services, including SBC Yahoo! DSL and SBC Yahoo! Dial, are susceptible to natural or man-made disasters such as earthquakes, floods, fires, power loss, or sabotage, as well as interruptions from technology malfunctions, computer viruses or hacker attacks. Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service to our access customers. Our ability to control technical and customer service issues is further limited by our dependence on SBC for connectivity, customer service, joint marketing and technical integration of aspects of our access service. Significant disruptions in our access service could harm our goodwill, the Yahoo! brand and ultimately could significantly and negatively impact the amount of revenue we may earn from our service.

Some of our sponsorship arrangements may not generate anticipated revenues.

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

  •
  the sponsors may not renew the arrangements or may renew at lower rates; and

  •
  the arrangements may not generate anticipated levels of shared transaction revenues, or sponsors may default on the payment commitments in such agreements as has occurred in the past.

Accordingly, any leveling off or decrease of our user base (or usage by our existing base) or the failure to generate anticipated levels of shared transaction revenues could result in a significant decrease in our revenues.

We have spent considerable amounts of money and resources to provide a variety of communications services, but such services may not prove to be successful in generating significant revenue for us.

Currently, a substantial portion of the traffic on our online properties is directed at our communications services, such as email, instant messaging and chat rooms, and we expect this trend to continue for the foreseeable future. We provide these and other basic communications services free of charge to users, as is the case with most of our competitors. We also offer fee-based enhancements to our email service and also depend on the use of other Yahoo! services to generate revenues from our communications service. This revenue model and alternative revenue models for our communications and electronic commerce services, such as subscription fees and commissions, are relatively unproven and may not generate sufficient revenues to be meaningful to us. As communications services become an increasingly important part of our total offering, we must continue to provide new communications applications that are compelling to users and utilize more sophisticated communications technologies to provide such applications to many types of access devices in addition to the personal computer, while continuing to develop an effective method for generating revenues for such services. In addition, the development of these technologies requires long development cycles and a more significant investment by us. If we cannot generate revenues from our communications services that are greater than the cost of providing such services, our operating results will be harmed.

We may not be successful in expanding the number of users of our electronic commerce services.

We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties. These properties, such as Yahoo! Shopping, link users with a network of retailers with whom we have relationships. Through our electronic commerce properties, we do not establish a direct billing relationship with our users as a result of any purchases they may make with the retailers. In addition, a large number of our users currently utilize Yahoo!'s online shopping services simply to gather information for future offline purchases. We will need to effectively induce information gatherers to make purchases in order for our electronic commerce properties to be successful. Finally, the success of our electronic commerce properties will also depend on, among other things, our ability to attract and retain well-known brands among our network of retailers. The revenue that we derive from our electronic commerce properties is typically in the form of a commission paid by the retailer from whom our user purchased a product. Users who had a favorable buying experience with a particular retailer may contact that retailer directly for future purchases rather than through our service. If our users bypass our electronic commerce properties, such as Yahoo! Shopping, and contact retailers directly, we will not receive any revenue for purchases made through such direct contact. Competing providers of online shopping, including merchants with whom we have relationships, may provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services and as a consequence our revenue could decline or we could fail to generate significant revenues from electronic commerce. In addition, a decrease in the number of users of Yahoo! Shopping could adversely affect demand for our Yahoo! Store service as a means to market and distribute products online, which could negatively impact the amount of revenue we generate from this service.

Our business and enterprise services, while costly to develop, may fail to gain increasing market acceptance.

We have invested a significant amount of money and resources in the creation of our Yahoo! Enterprise Solutions offerings, which is composed of our Portals and Broadcast Groups. These services may fail to gain increasing market acceptance. Because the market for business and enterprise services is new and evolving, it is difficult to predict the size of this market and its rate of growth, if any. In addition, it is uncertain whether businesses and other organizations will utilize the Internet to any significant degree as a means of broadcasting business conferences and other events. Potential business services customers must increasingly accept audio and video broadcast services over the Internet as a viable alternative to face-to-face meetings, television or audio, audio teleconferences and video conferencing. We cannot assure you that the market for business and enterprise services will continue to grow or be sustainable. In addition, with respect to Portal Solutions, we compete with many large, well capitalized companies offering a broader range of integrated products, which provides them with a competitive advantage. If the market fails to grow, grows more slowly than expected or becomes more competitive than is currently expected, our operating results could be harmed.

We will continue to operate in international markets in which we have limited experience and are faced with relatively higher costs and are exposed to greater risks.

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

We believe that in light of substantial anticipated competition, we need to expand our operations in international markets quickly in order to obtain market share effectively. However, in a number of international markets, especially those in Europe, we face substantial competition from Internet Service Providers (ISPs) that offer or may offer their own navigational services. Many of these ISPs have a dominant market share in their territories. Further, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of our international online properties relative to our domestic experience. We have selected international markets that may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

Our international operations are subject to greater risks.

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

  •
  potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our business, operating results, and financial condition.

If key personnel leave unexpectedly and are not replaced, we may not be able to execute our business plan.

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, and our executive and senior vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations. If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Yahoo!'s chief product officer, chief global marketing officer, and senior vice president of Enterprise Solutions departed from Yahoo! during 2002. We may experience similar departures from our domestic or international business units in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options subsequent to their hire date, which will usually vest over a period of four years to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest for a given position, and an employee may be more likely to leave Yahoo!'s employ upon completion of the vesting period for the initial option grant.

If we are unable to hire qualified personnel in designated growth areas, we may not be able to execute our business plan.

We expect that we will need to hire additional personnel in designated growth areas. The competition for qualified personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters are located. At times, we have experienced difficulties in hiring personnel with the right training or experience, particularly in technical areas. If we do not succeed in attracting new personnel, or retaining and motivating existing personnel, we may be unable to meet our business plan and as a result our stock price may drop.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or customer requirements.

Yahoo! is one of the most highly trafficked Websites on the Internet and is regularly serving numbers of users and delivering daily page views which are beyond previous standards for Internet usage. In addition, the services offered by Yahoo! and popular with users and customers have changed significantly in the past, are expected to change rapidly in the future, and are difficult to predict. Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service. In particular, the architecture utilized for our email and certain other communication services is highly complex and may not provide satisfactory service in the future, especially as email and certain other communications services become an increasingly important service offering and as the rate of unsolicited email continues to increase in volume and complexity. In the future, we may be required to make significant changes to our architecture, including moving to a completely new architecture. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. These delays or interruptions in our service may cause users and customers to become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our broadcast services content and other rich media offerings increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex, and require additional technical expertise. If we fail to successfully scale our broadcasts to large audiences of simultaneous users, such failure could harm that portion of our business. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. An unanticipated loss of traffic, increased costs, inefficiencies or failures to adapt to new technologies or user requirements and the associated adjustments to our architecture could harm our operating results and financial condition.

Our competitors often provide Internet access or computer hardware to our users, and our competitors could make it difficult for our users to access our services, which in turn, could reduce the number of our users.

Our users must access our services through an Internet service provider, or ISP, with which the user establishes a direct billing relationship using a personal computer or other access device. To the extent that an access provider (other than SBC), such as AOL Time Warner or MSN, or a computer or computing device manufacturer offers online services or properties that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Also, because the access provider gathers information from the user in connection with the establishment of the billing relationship, the access provider may be more effective than us in tailoring services and advertisements to the specific tastes of the user. To the extent that a user opts to use the services offered by an access provider (other than SBC Yahoo! DSL or SBC Yahoo! Dial) or those offered by computer or computing device manufacturers rather than the services provided by us, our revenues may decline.

More individuals are utilizing non-PC devices to access the Internet, and we may not be successful in developing a version of our service that will gain widespread adoption by users of such devices.

In the coming years, the number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set-top devices, is expected to increase dramatically. Our services are designed for rich, graphical environments such as those available on personal and laptop computers. The lower resolution, functionality and memory associated with alternative devices may make the use of our services through such devices difficult, and we may be unsuccessful in our efforts to modify our online properties to provide a compelling service for users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we will fail to capture a sufficient share of an increasingly important portion of the market for online services.

We may not be successful in developing marketable advertising services suited for alternative devices.

As the majority of our revenues are derived through the sale of marketing services optimized for a personal computer screen, we may not be successful at developing a viable strategy for deriving substantial revenues from online properties that are directed at the users of alternative devices. Any failure to develop revenue-generating online properties that are adopted by a significant number of alternative device users could harm our business, operating results and financial condition.

We rely on the value of the Yahoo! brand, and the costs of maintaining and enhancing our brand awareness are increasing.

We believe that maintaining and expanding the Yahoo! brand (and other vertical brands, including HotJobs) is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brands. We will spend increasing amounts of money on, and devote greater resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brands. We may not be able to successfully maintain or enhance consumer awareness of the Yahoo! brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the Yahoo! brands in a cost effective manner, our business, operating results and financial condition would be harmed.

The successful operation of our business depends upon the supply of critical elements from other companies and any interruption in that supply could cause service interruptions or reduce the quality of our product offerings.

We depend upon third parties, to a substantial extent, for several critical elements of our business, including various technology, infrastructure, content development, software and distribution components.

Technology and Infrastructure. We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access. Any disruption in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition. Any financial difficulties for our providers may have negative effects on our business, the nature and extent of which we cannot predict. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. We also rely on a third-party manufacturer for key components of our email service. Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Distribution Relationships. In addition to our relationship with SBC, to increase traffic for our online properties and services and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers, operators of online networks and leading Websites, software developers and computer manufacturers, and telecommunications companies. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into additional distribution relationships. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to execute our business plan.

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

Content and Search Service. Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content that attracts users to our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties such as Reuters. We also obtain important elements of our search service from our relationship with Google. In particular, Yahoo! Broadcast and our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both locally and abroad, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our revenue.

As we provide more audio and video content, particularly music, we may be required to spend significant amounts of money on content acquisition and content broadcasts.

In the past, the majority of the content that we provided to our users was in print, picture or graphical format and was either created internally or licensed to us by third parties for little or no charge. However, we have been providing and intend to continue to provide increasing amounts of audio and video content to our users, such as the broadcast of music, film content, speeches, news footage, concerts and other special events, through our broadcast services and other media and entertainment properties. We believe that users of Internet services such as the Yahoo! online properties will increasingly demand high-quality audio and video content. Such content may require us to make substantial payments to third parties from whom we license or acquire such content.

For example, in order to broadcast music through our online properties, we are currently required to pay royalties both on the copyright in the musical compositions and the copyright in the actual sound recordings of the music to be broadcast. The revenue we receive as a result of our audio and video broadcasts may not justify the costs of providing such broadcasts.

Our failure to manage growth and consolidation could harm us.

We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. We also consolidated our workforce in certain areas to decrease our costs and create greater operational efficiency. This growth and consolidation requires significant time and resource commitments from us and our senior management. Further, as a result of recent acquisitions and international expansion, more than one-half of our employees are based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees, anticipate our future growth or manage our operational consolidations effectively, our business will be adversely affected. In addition, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in recent quarters due to acquisitions and the diversification and complexity of our business. Our ability to operate our business efficiently depends on these systems and if we are unable to adapt to these changes, our business will be adversely affected.

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired Inktomi Corporation and have completed several acquisitions (including the acquisition of HotJobs.com in February 2002). We also expect to enter into additional business combinations and acquisitions in the future. The acquisition of HotJobs was accompanied by a number of risks, including:

  •
  the difficulty of assimilating the operations and personnel of HotJobs, which are principally located in New York, with and into Yahoo!'s operations, which are headquartered in California;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the difficulty of incorporating HotJobs' technology or content and rights into our products and media properties and unanticipated expenses related to such integration;

  •
  the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

  •
  the failure to successfully develop HotJobs' technology resulting in the impairment of amounts currently capitalized as intangible assets;

  •
  the impairment of relationships with employees and customers of HotJobs or our own business as a result of any integration of new management personnel; and

  •
  the potential unknown liabilities associated with HotJobs.

We may experience similar risks in connection with our acquisition of Inktomi or future acquisitions. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisition of HotJobs or that we could encounter in future acquisitions and the failure to do so could harm our business.

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

Several federal laws, including the following, could have an impact on our business. The Digital Millennium Copyright Act is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

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

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

We may be subject to legal liability for online services.

We host a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. In addition, Yahoo! was the subject of a claim brought by certain entities in a French court regarding, among other things, the availability of certain content within our services which was alleged to violate French law. Due to the unsettled nature of the law in this area, we may be subject to similar actions in domestic or other international jurisdictions in the future. Our defense of any such actions could be costly and involve significant distraction of our management and other resources. In addition, we are aware that governmental agencies are currently investigating the conduct of online auctions.

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

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our Common Stock has been and may continue to be subject to wide fluctuations. During 2002, the closing sale prices of our Common Stock on the Nasdaq ranged from $9.00 to $20.50 per share and the closing sale price on February 28, 2003 was $20.85 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes. In the past, the western United States (and California in particular) has experienced repeated episodes of diminished electrical power supply. As a result of these episodes, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict their occurrence, duration or cessation. We do not have multiple site capacity for all of our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems.

Technological or other assaults on our service could harm our business.

We are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events. Any such event could reduce our revenue and harm our operating results and financial condition.

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

Terrorist attacks have contributed to economic instability in the United States; continued terrorist attacks, war or other civil disturbances could lead to further economic instability and depress our stock price.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets, and have contributed to volatility in the stock prices of United States publicly traded companies, such as Yahoo!. These attacks have and may continue to lead to armed hostilities (including possible military action in Iraq or elsewhere) or may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States and could reduce our revenue.

Item 2. Properties

Our headquarters are located in Sunnyvale, California and aggregate approximately 807,000 square feet. Office space for our international subsidiaries is leased in Amsterdam, Bangalore, Beijing, Buenos Aires, Copenhagen, Dusseldorf, Hamburg, Hong Kong, London, Madrid, Melbourne, Mexico City, Milan, Mumbai, Munich, New Delhi, Paris, Sao Paulo, Seoul, Shanghai, Singapore, Stockholm, Sydney, Taipei and Toronto. We also lease offices in various locations in the United States, including Atlanta, Austin, Boston, Chicago, Columbus, Dallas, Detroit, Los Angeles, Miami, New York, San Francisco, St. Louis, and Washington, D.C. Our principal Web server equipment and operations are maintained in Santa Clara, California.

We also have an agreement committing to lease two additional buildings adjacent to our headquarters in Sunnyvale, California, which are expected to be ready for occupancy in the third quarter of 2003. We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

Item 3. Legal Proceedings

From time to time, third parties assert patent infringement claims against Yahoo! in the form of letters, lawsuits, and other forms of communication. Currently, we, or our acquired subsidiaries, are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. ("LAUNCH") in the United States District Court for the Southern District of New York. After the lawsuit was commenced, we entered into an agreement to acquire LAUNCH. In June 2001, LAUNCH announced that it had settled the LAUNCH litigation as to UMG Recordings, Inc. Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. The complaint alleges, among other things, that the consumer-influenced portion of LAUNCH's LAUNCHcast service as operated at the time of the complaint was "interactive" within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit. The lawsuit is still in the preliminary, discovery phase and we do not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation. The range of possible resolutions of the LAUNCH litigation could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations or cash flows. In January 2003, LAUNCH announced that it had settled the LAUNCH litigation as to Sony Music Entertainment, Inc.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Yahoo! Inc. Common Stock is quoted on the Nasdaq National Market System under the symbol "YHOO". The following table sets forth the range of high and low per share sales prices as reported for each period indicated and reflects all stock splits effected:

	2002		2001
	High	Low	High	Low

First quarter	$21.35	$13.41	$43.38	$13.50
Second quarter	19.15	12.82	23.70	11.38
Third quarter	14.86	8.94	20.87	8.02
Fourth quarter	18.97	9.01	19.50	8.45

We had 9,865 stockholders of record as of February 28, 2003. We have not declared or paid any cash dividends on our Common Stock. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

We did not make any unregistered sales of our Common Stock during the fourth quarter of 2002.

Item 6. Selected Financial Data

	Years Ended December 31,
(in thousands, except per share amounts)
	2002	2001	2000	1999	1998

Net revenues	$953,067	$717,422	$1,110,178	$591,786	$245,132
Net income (loss) before cumulative effect of accounting change	$106,935	$(92,788)	$70,776	$47,811	$(13,641)
Cumulative effect of accounting change	(64,120)	–	–	–	–

Net income (loss)	$42,815	$(92,788)	$70,776	$47,811	$(13,641)

Net income (loss) per share before cumulative effect of accounting change – basic	$0.18	$(0.16)	$0.13	$0.09	$(0.03)
Cumulative effect of accounting change per share – basic	(0.11)	–	–	–	–

Net income (loss) per share – basic	$0.07	$(0.16)	$0.13	$0.09	$(0.03)

Net income (loss) per share before cumulative effect of accounting change – diluted	$0.18	$(0.16)	$0.12	$0.08	$(0.03)
Cumulative effect of accounting change per share – diluted	(0.11)	–	–	–	–

Net income (loss) per share – diluted	$0.07	$(0.16)	$0.12	$0.08	$(0.03)

Shares used in per share calculation – basic	593,838	569,724	550,657	516,237	440,131

Shares used in per share calculation – diluted	610,060	569,724	610,678	599,558	440,131

	December 31,
	2002	2001	2000	1999	1998

Cash, cash equivalents and investments in marketable debt securities	$1,534,038	$1,471,993	$1,658,666	$1,004,300	$636,079
Restricted cash and restricted long-term investments	–	258,662	30,000	–	–
Working capital	558,190	693,016	979,635	796,653	531,032
Total assets	2,790,181	2,379,346	2,269,576	1,520,129	790,471
Long-term liabilities	84,540	23,806	32,115	17,621	6,930
Mandatorily redeemable convertible Preferred Stock	–	–	–	52,173	9,923
Stockholders' equity	$2,262,270	$1,967,017	$1,896,914	$1,251,732	$676,361

All historical information has been restated to reflect the acquisitions during the years ended 2000, 1999 and 1998 that were accounted for as a pooling of interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following discussion and analysis of management contains forward-looking statements. These forward-looking statements, including those with respect to our expected operating results for 2003, involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the results of any acquisition we may complete, and in the section in this Annual Report on Form 10-K entitled "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof and do not reflect the results of any acquisitions that we have completed since December 31, 2002. Yahoo! Inc. undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K to be filed by us in fiscal year 2003.

OVERVIEW

Yahoo! Inc. ("Yahoo!") is a global Internet company that offers a comprehensive branded network of properties and services to consumers and businesses worldwide. As the first online navigational guide to the Web, www.yahoo.com, is a leading guide in terms of traffic, advertising, household and business user reach. Yahoo!'s global brand reaches the largest audience worldwide. Our global Web network includes 25 world properties. Headquartered in Sunnyvale, California, we have offices in the United States, Europe, Asia, Latin America, Australia and Canada.

We manage our business geographically. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the United States and International.

Revenues.  Our revenues are derived principally from services, which include marketing services, fees, and listings. Revenues for the years ended December 31, 2001 and 2000 have been reclassified to include transactions revenues in marketing services revenues as the transactions are usually generated as a result of other marketing services provided to the customer and are included as part of the overall contract. Fees and listings revenues have also been reclassified in separate categories to provide a greater understanding of the business.

Marketing services revenues are primarily generated from the sale of banner, sponsorship, text-link advertisements, including sponsored search advertisements, and transaction revenues. Banner advertising agreements typically range from one week to three years. The Company recognizes marketing services revenues related to banner advertisements as "impressions" are delivered by the Company. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Yahoo! network. Sponsorship advertising agreements have longer terms than banner advertising agreements, typically ranging from three months to three years, and often involve multiple element arrangements that may include placement on specific properties, exclusivity and content integration. Sponsorship advertisement revenues are recognized as "impressions" are delivered or ratably over the contract period, where applicable, and when collection of the resulting receivable is reasonably assured. Text-link advertisements, including sponsored searches, are recognized as the net amount earned in the period in which the "click-throughs" occur. "Click-throughs" are defined as the number of times a user clicks on an advertisement or search result. Transactions revenues include service fees for facilitating transactions through the Yahoo! network, principally from our commerce properties. Transactions revenues are recognized when there is evidence that the qualifying transactions have occurred and collection of the resulting receivable is reasonably assured. We recognize revenue on these arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Revenues from sponsored search and media from the Company's agreement with Overture Services, Inc. ("Overture") are included in marketing services for the years ended December 31, 2002 and 2001. Revenues from Overture amounted to 14% of net revenues for the year ended December 31, 2002. No one customer accounted for 10% or more of net revenues during 2001 and 2000.

Periodically, we engage in barter transactions for marketing services. Barter revenue is recognized over the periods in which we complete our obligations under the arrangement. In January 2000, we adopted Emerging Issues Task Force No. 99-17 ("EITF 99-17"), "Accounting for Advertising Barter Transactions," which requires advertising barter transactions to be valued based on similar cash transactions that have occurred within six months prior to the barter transaction. Barter revenues represented 2%, 7% and 7% of total revenues for 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, we delivered approximately 3.5 billion, 1.6 billion and 1.1 billion impressions, respectively, under barter arrangements where fair value was not determinable under EITF 99-17, and accordingly revenue was not recognized.

Fees revenues consist of revenues generated from a variety of consumer and business fee-based services, including SBC Yahoo! DSL and Dial, Yahoo! Personals, Small Business Services, Yahoo! Mail, and Yahoo! Enterprise Solutions. With the exception of Yahoo! Portal Solutions, revenues are recognized in the month in which the services are performed, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured. Revenues from Yahoo! Portal Solutions consist of software license and service revenues, which are principally platform and maintenance services. Yahoo! Portal Solutions revenue is recognized in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" and Statement of Position 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." License revenues are recognized when persuasive evidence of arrangement exists, delivery of the license has occurred, the fee is fixed or determinable, and collection is probable. License revenues from Portal Solutions were not material to Yahoo!, as they represented less than 1% of total net revenue for all periods presented. Platform services are sold as a subscription and are recognized ratably over the subscription period. Platform services are priced based on the specific content or service purchased by the customer. These services are optional and renewable annually at fixed renewal rates. Maintenance is generally sold under annual contracts with fixed renewal rates. Maintenance revenue is recognized ratably over the contract period. Yahoo! Portal Solutions revenues have represented less than 10% of total net revenues in all periods presented.

Listings revenues consist of revenues generated from a variety of consumer and business listings-based services, including access to the HotJobs database and classifieds, such as Yahoo! Autos, Yahoo! Real Estate and other Search and Directory services. Revenues are recognized in the month in which the services are performed, provided that no significant obligations remain and collection of the resulting receivable is reasonably assured.

Results of Operations

Net Revenues.

Net revenues by groups of similar service were as follows (dollars in thousands):

	Years Ended December 31,
	2002	(1)	2001	(1)	2000	(1)
Marketing services (2)	$651,568	68%	$570,977	79%	$987,772	89%
Fees	207,941	22%	119,090	17%	115,312	10%
Listings	93,558	10%	27,355	4%	7,094	1%

Net revenues	$953,067		$717,422		$1,110,178

(1)
Percent of Net revenues.
(2)
Marketing services revenues include transaction revenues of $70.0 million, $32.2 million and $19.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Marketing Services Revenues. Marketing services revenues are primarily generated from the sale of banner, sponsorship, text-link advertisements, including sponsored search services primarily provided through our agreement with Overture, and transactions revenues. Marketing services revenues for the year ended December 31, 2002 increased by $80.6 million, or 14% as compared to the prior year. The increase is due to increased revenues of $131.0 million realized through our worldwide sponsored search services, which focus primarily on small and medium sized businesses. In addition, transactions revenues increased $37.8 million or 117% compared to the prior year, and was comprised of $12.4 million due to a change in the Company's pricing for the Yahoo! Store platform primarily from a fixed to transaction-based structure, $5.0 million due to an increase in volume of commerce transactions enabled on the Yahoo! network, and $10.0 million due to increased revenues from other performance-based arrangements. The increases were partially offset by a decrease in barter revenues of $36.4 million, and a $51.9 million decrease in renewals of previous advertising arrangements. The number of impressions and click-throughs delivered under advertising arrangements in 2002 increased by approximately 95% on a combined basis as compared to 2001, while the average price yield per impression and click-through delivered, also on a combined basis, declined approximately 40% for the same period. During the period, the Company's focus remained on obtaining overall advertising dollars rather than maximizing price per unit. Marketing services in 2001 decreased by $416.8 million, or 42%, as compared to 2000. The decrease was due to a softening of the global economy, which significantly impacted many of our customers' marketing budgets. This resulted in significantly reduced spending on Internet advertising on our site in 2001 by our customers, as compared to 2000. The reduction of revenues was due to reduced spending on advertising, rather than a function of pricing, given the increased availability of advertising inventory, as measured in page views, and the Company's focus on obtaining overall advertising dollars, rather than maximizing price per unit or impression. The average price yield per impression and click-through delivered declined approximately 65%, on a combined basis, in 2001 compared with 2000. Although the arrangements that we entered into with our customers were for reduced dollar commitments when compared to 2000, the number of impressions and click-throughs delivered under advertising arrangements increased by approximately 55%, on a combined basis, as compared to 2000. In addition, Internet companies spent significantly less money on advertising in 2001 due to diminished access to capital markets as compared to 2000. During 2001, our customer base shifted toward more traditional marketers. The decrease was partially offset by an increase in transaction revenues of $12.7 million, or 65% as compared to 2000, which resulted from an increase in the number of electronic commerce transactions enabled through the Yahoo! network.

Excluding the merchants brought by Overture and HotJobs, over 8,800 customers advertised directly on the Yahoo! network during 2002 as compared to more than 5,800 and 6,000 in 2001 and 2000, respectively. In addition, in 2002, the Company gained access to advertisers of HotJobs.com, Inc. ("HotJobs") and Overture, bringing our total direct and indirect advertisers to over 85,000 during 2002.

Fees Revenues. Fees revenues consist of revenues generated from a variety of consumer and business fee-based services we provide. These services primarily include SBC Yahoo! DSL and Dial, Yahoo! Personals, Small Business Services, Yahoo! Mail and Yahoo! Enterprise Solutions. For the year ended December 31, 2002, fees revenues increased $88.9 million, or 75%, as compared to the prior year. The increases are attributable to an increase in paying customers for our fee-based services. Approximately $46.7 million of this increase is associated with an increase in our Network and Platform services, of which $41.3 million is associated with Yahoo! Personals. In addition, $12.8 million is attributable to an increase in HotJobs fees revenues, and the remainder of the increase is due to overall growth across other premium Information and Content services, Search and Marketplace services and Consumer services. Fees revenues in 2001 increased $3.8 million, or 3%, as compared to 2000. The significant factors contributing to this increase were $13.1 million attributable to expanded services in the small business sector, as well as $15.9 million attributable to the expanded deployment of Yahoo! Portal Solutions. The increase was partially offset by a $25.4 million decrease in revenues from broadcasted events due to a softening of the global economy, approximately 70% of which was caused by a decrease in the number of events to approximately 2,760 during 2001, as compared to 4,150 events during 2000, and approximately 30% of which was due to a reduction in price per event.

Listings Revenues. Listings revenues consist of revenues generated from a variety of consumer and business listings-based services we provide. These services primarily include access to the HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other Search and Directory services. For the year ended December 31, 2002, listings revenues increased $66.2 million, or 242%, as compared to the prior year, $64.5 million of which was associated with the acquisition of HotJobs. Listings revenues in 2001 increased $20.3 million, or 286%, as compared to 2000, of which $17.6 million relates to listings within the Commerce and Search and Marketplace properties.

Overall, we currently expect total combined revenues for marketing services, fees, and listings to increase in absolute dollars for 2003 compared to 2002.

Costs and Expenses:

Primary operating costs and expenses were as follows (dollars in thousands):

	Years Ended December 31,
	2002	*	2001	*	2000	*
Cost of revenues	$162,881	17%	$157,001	22%	$149,744	13%
Sales and marketing	431,392	45%	386,944	54%	419,725	38%
Product development	143,468	15%	126,090	18%	117,268	11%
General and administrative	105,952	11%	79,351	11%	74,508	7%
*
Percent of Net revenues.

Cost of Revenues. Cost of revenues consists of the expenses associated with the production and usage of the Yahoo! network. These costs primarily consist of fees paid to third parties for content included on our online media properties, Internet connection charges, equipment depreciation, live event production costs, technology license fees and compensation related expenses.

Cost of revenues for the year ended December 31, 2002 increased $5.9 million, or 4%, as compared to the prior year. This reflects approximately $6.7 million of additional expense due to HotJobs, which was acquired during the year, $11.9 million associated with increased royalties and other content-related costs, as well as increased costs for growing network usage and premium services. The increase in 2002 was partially offset by savings of approximately $12.7 million from more favorable bandwidth pricing and more efficient bandwidth utilization during 2002. Cost of revenues in 2001 increased by $7.3 million, or 5%, as compared to 2000. The increase reflects a $16.2 million increase in costs associated with growing network usage and additional content and other costs for new and enhanced services on the Yahoo! network. The increase in 2001 is partially offset by an $8.6 million decrease in costs associated with live event production costs and the licensing of patented technology. Network usage is measured in page views (defined as electronic page displays) per day. We delivered an average of approximately 1.6 billion page views per day in December 2002 compared to approximately 1.1 billion page views per day in December 2001 and approximately 0.8 billion page views per day in December 2000. Cost of revenues was 17%, 22% and 13% of revenues in 2002, 2001 and 2000, respectively. Cost of revenues as a percentage of revenues does not directly correlate to revenues as many of our service offerings are free.

We currently anticipate that cost of revenues will continue to increase in absolute dollars in 2003 compared to 2002, as network usage increases and additional content is introduced for new and enhanced services.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses for the year ended December 31, 2002, increased $44.4 million, or 11%, as compared to the prior year. Sales and marketing expenses increased by $56.5 million due to costs related to HotJobs, which was acquired during the year, and $21.8 million due to increases in compensation related expenses, but was partially offset by approximately $33.9 million in savings from our overall effort to manage discretionary costs and a decrease in barter related expenses. Sales and marketing expenses in 2001 decreased $32.8 million, or 8%, as compared to 2000. This was the result of our overall effort to manage discretionary costs, which resulted in savings of $68.0 million from reduced marketing spending and savings of $15.4 million from the 2001 Restructuring programs. The cost efficiencies gained in 2001 were partially offset by $51.1 million in costs related to the continued investment in people and business process improvement for our sales organizations in the United States and internationally. The year-over-year increase in sales and marketing expenses as a percentage of net revenues is due to a greater decrease in marketing services revenues than sales and marketing expenses.

We currently anticipate that sales and marketing expenses in absolute dollars will increase in 2003 compared to 2002.

Product Development. Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

Product development expenses for the year ended December 31, 2002, increased $17.4 million, or 14%, as compared to the prior year. Product development expenses increased by approximately $12.4 million due to costs related to HotJobs, which was acquired during the year, as well as overall increases of approximately $6.6 million in our total compensation expense related to engineers that develop and enhance properties and services throughout the Yahoo! network. Product development expenses decreased as a percentage of sales to 15% compared to 18% in 2001 as a result of savings in our overall effort to manage discretionary costs. Product development expenses in 2001 increased $8.8 million, or 8%, as compared to 2000. The year-over-year increase in absolute dollars and as a percentage of sales is attributable to an increase in the total compensation for engineers and other costs to develop and enhance media properties on the Yahoo! network of $16.9 million, partially offset by $8.8 million in savings obtained through our 2001 Restructuring programs.

We believe that continued investments in product development are required to remain competitive. Consequently, we currently anticipate that product development costs in absolute dollars will increase in 2003 compared to 2002.

General and Administrative. General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and Administrative expenses for the year ended December 31, 2002, increased $26.6 million, or 34%, as compared to the prior year. The increases are attributable to a $13.7 million increase in compensation related expense and incremental general and administrative expenses, and a $13.0 million increase in costs related to HotJobs, which was acquired during the year. General and administrative expenses as a percentage of sales remained consistent in 2002 compared with 2001. General and administrative expenses in 2001 increased $4.8 million, or 6%, as compared to 2000. The year-over-year increase in absolute dollars and as a percentage of sales was primarily attributable to an increase in compensation related and professional services totaling $6.6 million, partially offset by a decrease of $2.2 million from cost efficiencies obtained through our 2001 Restructuring programs.

We currently believe that general and administrative expenses in absolute dollars will increase in 2003 compared to 2002.

Amortization of Intangibles. From time to time we have purchased, and expect to continue purchasing, assets or businesses, which may result in the creation of intangible assets.

Amortization of intangibles was $21.2 million, or 2% of net revenues for the year ended December 31, 2002, a decrease of $42.9 million compared to $64.1 million or 9% of net revenues for 2001 as a result of the cessation of goodwill amortization in connection with the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." Amortization of intangibles increased $35.8 million in 2001 compared to $28.3 million, or 3% of net revenues for 2000. The year-over-year absolute dollar increases in amortization of intangibles are primarily the result of acquisitions accounted for under the purchase method of accounting during those years.

Restructuring Costs. During 2001, we announced restructuring programs to balance our investment in growth areas with the desire to modify our near-term business plan to reflect the current economic and capital market slowdown. These restructuring programs included worldwide workforce reductions, consolidation of excess facilities and other charges. As a result of these restructuring programs, we recorded restructuring costs of $57.5 million classified as operating expenses in 2001.

Worldwide Workforce Reduction. The restructuring programs resulted in a workforce reduction of approximately 660 employees across certain business functions, operating units, and geographic regions. The worldwide workforce reductions were substantially completed within 2001. We recorded a workforce reduction charge of $15.1 million in 2001 relating primarily to severance and fringe benefits.

Consolidation of Excess Facilities and Other Charges. We recorded a restructuring charge of $42.3 million in 2001 relating to the consolidation of excess facilities and other charges. Of this charge, approximately $31.1 million was primarily for excess facilities relating to lease terminations and non-cancelable lease costs. This charge included estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $5.3 million. Property and equipment that was disposed of or removed from operations resulted in a net charge of $9.4 million and consisted primarily of furniture and fixtures, servers, leasehold improvements, and computer equipment. We also recorded other restructuring costs of $1.8 million relating primarily to payments for professional fees incurred with the restructuring program.

A summary of the restructuring costs is as follows (in thousands):

	Total Charge	2001 Noncash Charges	2001 Cash Payments	Restructuring Accrual at December 31, 2001	2002 Cash Payments	Restructuring Accrual at December 31, 2002

Workforce reduction	$15,137	$(5,411)	$(5,901)	$3,825	$(3,825)	$–
Consolidation of excess facilities and other charges	42,334	(9,380)	(7,279)	25,675	(13,930)	11,745

Total	$57,471	$(14,791)	$(13,180)	$29,500	$(17,755)	$11,745

The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012.

Acquisition-Related Costs. Acquisition-related costs consist of contract and facility termination expenses, write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of employees and registration and filing fees incurred in connection with business combinations recorded under the pooling-of-interests method of accounting.

There were no acquisition-related costs for the year ended December 31, 2002. Acquisition-related costs were $4.8 million and $22.8 million for 2001 and 2000, respectively. Acquisition-related costs in 2001 were for incremental costs associated with the final settlement of a facilities lease termination in connection with the eGroups acquisition. During 2000, these costs related primarily to the acquisition of eGroups.

Due to the elimination of the pooling-of-interests method of accounting for business combinations as a result of the issuance of Statement of Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," future acquisition-related costs are expected to be limited to in-process research and development for technologies acquired in business combinations that have not yet reached technological feasibility and have no alternative future use. Such amounts could have a significant impact on future financial results.

Other Income (Loss), Net. Other income (loss), net was as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Interest income	$63,200	$91,931	$84,602
Investment gains (losses), net	2,189	(26,623)	(118,943)
Contract termination fees	1,661	9,000	–
Earnings in equity interests (Note 8)	22,301	4,356	1,428
Other	2,237	(1,526)	(788)

	$91,588	$77,138	$(33,701)

Other income (loss), net was $91.6 million, $77.1 million and $(33.7) million for 2002, 2001 and 2000, respectively. The increase from 2001 to 2002 of $14.5 million was a result of gains of $2.2 million on investments in 2002, compared to losses of $26.6 million on investments in 2001, as well as higher earnings in equity interests of $22.3 million in 2002 as compared to $4.4 million in 2001. This was partially offset by lower interest income in 2002 as a result of lower cash balances and reduced interest rates. The increase from 2000 to 2001 was primarily the result of the smaller net investment loss of $26.6 million (which includes a gain of $5.2 million related to the sale of certain equity instruments) in 2001 compared to $118.9 million (which includes a gain of $40.8 million related to the exchange of certain equity investments) in 2000. In addition, the Company recorded $9.0 million of income in 2001 related to early termination of a long-term advertising contract, whereby the customer terminated the remaining portion of its original agreement and agreed to pay the Company a negotiated termination fee to settle the commitment. The Company did not provide the advertising related to the cancelled commitment, and therefore recorded the termination fee as other income. The Company also generated higher interest income on our larger average investment balance in 2001. The amounts were partially offset by declining interest rates and foreign exchange losses.

Other income (loss), net in future periods may fluctuate as a result of changes in our average investment balances held, changes in market rates or the sale of investments, and investment impairments.

Minority Interests in Operations of Consolidated Subsidiaries. Minority interests in operations of consolidated subsidiaries represents the minority partners' percentage share of income or losses from such subsidiaries in which we hold a majority ownership interest, but less than 100%, and consolidate the subsidiaries' results in our financial statements.

Minority interests in income from operations of consolidated subsidiaries was $1.6 million, $0.7 million and $5.3 million for 2002, 2001 and 2000, respectively. The change from 2001 to 2002 was due to increased income in Korea and reduced losses in Europe. The change from 2000 to 2001 was due to lower profits within the consolidated affiliates, which was attributable to weaker economic climates in Europe and Korea.

Income Taxes. The provision for income taxes for 2002, 2001 and 2000 differs from the amount computed by applying the statutory federal rate principally due to a change in valuation allowance related to nondeductible impairment write-downs of certain of our equity investments, foreign losses not benefited, nondeductible costs related to acquisitions, nondeductible amortization charges related to acquisitions, nondeductible stock-based compensation charges, nontaxable re-organizational gains resulting from exchanges of certain equity investments, and a change in income tax regulations resulting in the recognition of certain acquired loss carryforward benefits.

The increase in the provision for income taxes in 2002 from 2001 was primarily a result of increases in Federal and State income taxes, driven by net income for 2002 compared to net loss in 2001. This increase was partially offset by non-deductible acquisition related charges in 2001 that did not occur in 2002, which had a tax effect of $20.2 million, as well as a $7.3 million increase in the valuation allowance for 2002 compared to a $23.5 million increase for 2001. The change in valuation allowance from 2001 to 2002 was driven by a significant reduction in impairment write-downs and foreign losses not benefited for 2002 as compared to 2001. The decrease in provision for income taxes in 2001 from 2000 was primarily a result of decreases in federal and state income taxes, as a result of net income in 2000 compared to net loss in 2001, as well as a $68.5 million increase in the valuation allowance for 2000 compared to a $23.5 million increase for 2001. The change in valuation allowance from 2000 to 2001 was driven primarily by nondeductible impairment write-downs incurred in 2000.

Business Segment Results

We manage our business geographically. Our segments for financial reporting purposes are the United States and International. Management relies on an internal management reporting process that provides segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income (loss) from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles and depreciation. We believe that segment EBITDA is an appropriate measure of evaluating the operating performance of our segments. However, segment EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues in 2002, 2001, and 2000.

Summarized information by segment for 2002, 2001, and 2000, as excerpted from the internal management reports, is as follows (dollars in thousands):

	Years Ended December 31,
	2002	(2)	2001	(2)	2000	(2)
Net Revenues:
United States	$806,598	85%	$594,332	83%	$941,266	85%
International	146,469	15%	123,090	17%	168,912	15%

Total Net Revenues	$953,067		$717,422		$1,110,178

Segment EBITDA (1):		(3)		(3)		(3)
United States	$212,721	26%	$16,611	3%	$378,700	40%
International	(6,742)	(4)%	(35,210)	(29)%	9,120	5%

Total segment EBITDA	205,979	22%	(18,599)	(3)%	387,820	35%

Corporate and unallocated operating costs and expenses:
Stock compensation expense	(8,402)		(9,096)		(20,898)
Amortization of intangibles	(21,186)		(64,085)		(28,328)
Depreciation	(88,203)		(66,490)		(40,774)

Income (loss) from operations	$88,188		$(158,270)		$297,820

(1)
Segment EBITDA includes income (loss) from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, and depreciation.
(2)
Percent of Total Net revenues.
(3)
Segment EBITDA Margin.

United States. United States revenues in 2002 increased $212.3 million, or 36% in absolute dollars as well as increased as a percentage of net revenues primarily due to increased revenue from our search and directory and personals properties, as well as revenue from HotJobs. United States revenues in 2001 decreased $346.9 million, or 37%, in absolute dollars as well as decreased as a percentage of net revenues primarily due to the overall softening of the global economy, which significantly impacted many of our customers' marketing budgets. United States segment EBITDA increased $196.1 million, or 1181%, in absolute dollars from 2001 to 2002 as a result of the increase in net revenues. United States segment EBITDA decreased $362.1 million, or 96%, in absolute dollars from 2000 to 2001, primarily as a result of decreased net revenues due to the softening of the online advertising market. The United States segment EBITDA decreased in absolute dollars more than revenues in 2001 due to the charges for the 2001 Restructuring programs, but was partially offset by cost savings obtained through a reduction in discretionary spending and the 2001 Restructuring programs.

International. International revenues in 2002 increased $23.4 million, or 19%, in absolute dollars primarily due to the strengthening of the Asian markets in which we operate, and increases in Yahoo! Portal Solutions and transactions revenues, partially offset by a soft advertising market in Europe. International revenues in 2001 decreased $45.8 million, or 27%, in absolute dollars primarily due to the decline in international advertising which occurred across all international markets during 2001. International segment EBITDA increased $28.5 million in absolute dollars from 2001 to 2002, primarily due to the nonrecurrence of the 2001 Restructuring programs and a reduction in discretionary spending. International segment EBITDA decreased $44.3 million, or 486%, in absolute dollars from 2000 to 2001, primarily as a result of the decline in advertising revenues, offset partially by reduced discretionary spending.

Acquisitions

In February 2002, we completed the acquisition of HotJobs, a recruiting solutions company, which became a part of our listings properties and generates revenue primarily through listings and subscription fees for access to HotJobs' database. The acquisition gained the Company meaningful presence in the online segment of the recruiting marketplace and is consistent with the Company's strategy of building a diversified global business and providing solutions for consumers and business partners. These factors contributed to a purchase price in excess of fair market value of the HotJobs' net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

The total purchase price of $439.1 million consisted of $191.8 million in Yahoo! Common Stock, representing approximately 12.0 million shares, $206.6 million in cash consideration, $33.7 million of stock options exchanged and direct transaction costs of $7.0 million. The value of the Common Stock and stock options was determined based on the average market price of our Common Stock over the 5-day period surrounding the date the terms of the exchange offer were finalized in February 2002.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs was as follows (in thousands):

Cash acquired	$53,284
Other tangible assets acquired	50,697
Amortizable intangible assets	98,600
Goodwill	281,867
Liabilities	(49,284)
Deferred compensation	3,928

Total	$439,092

Although the Company has not finalized the allocation of the purchase price, the Company does not expect the final allocation to differ materially from the preliminary allocation.

Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name – seven years; Customer contracts – five to seven years; Developed technology – three to five years. Goodwill of $281.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

See Note 6 – "Acquisitions" in the Financial Statements for further discussion of acquisitions that we have made in 2002, 2001 and 2000.

Related Party Transactions

SOFTBANK, including its consolidated affiliates ("SOFTBANK"), was approximately a 4% stockholder at December 31, 2002. We have joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors. Revenues from SOFTBANK accounted for approximately 1% of net revenues for each of the three years ended December 31, 2002, 2001, and 2000, respectively. We believe contracted prices are comparable to those with our other similarly situated customers.

See Item 13 of this Form 10-K "Certain Relationships and Related Transactions," Note 7 – "Related Party Transactions" and Note 8 – "Joint Ventures" in the Financial Statements for further information related to transactions with related parties.

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

Revenue recognition. Our revenues are primarily generated from the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements, transactions revenues, and revenues generated from a variety of consumer and business fee and listings-based services. In accordance with generally accepted accounting principles in the United States, the recognition of these revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

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

Accounting for investments in private and publicly-traded securities. We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. We recorded approximately $6.2 million of impairments on the carrying value of equity securities during 2002.

Goodwill Impairment. Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Effective January 1, 2002, we adopted SFAS 142 and performed a transitional test of our goodwill and intangible assets. Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a goodwill impairment loss of $64.1 million, which was recorded during the first quarter of 2002 as a cumulative effect of an accounting change in the Company's consolidated financial statements. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 1 – "The Company and Summary of Significant Accounting Policies" and Note 10 – "Stockholders' Equity."

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not yet determined the effect of adopting FIN 45 on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

Liquidity and Capital Resources

In summary, our cash flows were (in thousands):

	Years Ended December 31,
	2002	2001	2000

Net cash provided by operating activities	$302,448	$106,850	$509,707
Net cash used in investing activities	(345,854)	(207,173)	(679,144)
Net cash provided by (used in) financing activities	(21,810)	18,290	355,279

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years with the intent to make such funds readily available for operating purposes. As of December 31, 2002, we had cash, cash equivalents, and investments in marketable debt securities totaling approximately $1.5 billion compared to approximately $1.5 billion and $1.7 billion as of December 31, 2001 and 2000, respectively.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, tax benefits from stock options, cumulative effect of accounting change, earnings in equity interests, net investment losses, restructuring costs and other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2002 of $302.4 million consisted primarily of net income of $42.8 million adjusted for non-cash items of $221.4 million and $38.2 million provided by working capital and other activities. Cash provided by operating activities in 2001 of $106.9 million consisted primarily of a net loss of $92.8 million adjusted for non-cash items of $185.2 million and $14.4 million provided by working capital and other activities. Cash provided by operating activities in 2000 of $509.7 million consisted primarily of net income of $70.8 million adjusted for non-cash items of $386.4 million and $52.5 million provided by working capital and other activities.

Cash used in investing activities in 2002 of $345.9 million was primarily attributable to cash used in acquisitions and purchases of other investments (net of cash acquired) of $196.1 million, purchases (net of sales and maturities) of investments in marketable securities during the year of $98.2 million, and capital expenditures totaling $51.6 million. Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to modestly increase in 2003. Cash used in investing activities in 2001 of $207.2 million was primarily attributable to proceeds from sales and maturities (net of purchases) of investments in marketable securities during the year of $128.5 million, the $30.0 million release of collateralized amounts, offset by an increase in restricted investments related to our leased facilities of $258.7 million, capital expenditures totaling $86.2 million and cash used in acquisitions and purchases of other investments (net) of $20.8 million. For 2000, cash used in investing activities was $679.1 million. Purchases (net of sales and maturities) of investments in marketable securities during the year were $473.0 million, purchase of restricted investments was $30.0 million, capital expenditures totaled $94.4 million and cash used in acquisitions and purchases of other investments (net) was $81.7 million.

Cash used by financing activities in 2002 of $21.8 million was primarily due to repurchase of Common Stock of $100.0 million, partially offset by proceeds from the issuance of Common Stock pursuant to stock option exercises of $78.2 million. Cash provided by financing activities in 2001 of $18.3 million was primarily due to proceeds from the issuance of Common Stock pursuant to stock option exercises of $83.9 million, offset by Common Stock repurchases of $60.0 million and other financing activities of $5.6 million. For 2000, cash provided by financing activities was $355.3 million, primarily due to proceeds from the issuance of Common Stock pursuant to stock option exercises.

Operating Leases

During 1999, we entered into agreements for the development of an office complex in Sunnyvale, California to serve as our headquarters. Upon substantial completion of the construction in 2001, approximately $259 million was funded for the complex in connection with the lease financing arrangement, and at December 31, 2001 such amount had been classified as restricted long-term investments. During July 2002, we exercised our right, pursuant to the master lease agreement, to acquire the complex for approximately $259 million, which was funded by the restricted long-term investments.

We have entered into various non-cancelable operating lease agreements for our other offices throughout the United States and for our international subsidiaries for original lease periods ranging from 6 months to 13 years and expiring between 2003 and 2012.

In addition, we have entered into various sublease arrangements associated with our excess facilities under the 2001 restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

Net lease commitments as of December 31, 2002 can be summarized as follows (in millions):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitments

2003	$23.7	$(7.9)	$15.8
2004	$23.0	$(6.1)	$16.9
2005	$19.7	$(4.0)	$15.7
2006	$18.4	$(3.2)	$15.2
2007	$14.5	$–	$14.5
Due after 5 years	$105.9	$–	$105.9

We also have an agreement committing to lease two additional buildings adjacent to our headquarters in Sunnyvale, California. The buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, we have committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with increases of 3.5% in each of the following years. These amounts are included in the table above. After year one of the lease, we have the right to (i) purchase the buildings for approximately $68.9 million, plus fees, (ii) restructure the lease arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years.

Other Commitments

In the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2003.

In March 2001, we announced that the Board of Directors had authorized a repurchase of up to $500 million of our outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. Pursuant to this repurchase program, through December 31, 2002, we repurchased a total of 16,458,620 shares of Common Stock at an average of $9.72 per share for a total amount of approximately $160.0 million. Of the shares repurchased, 16,033,620 shares were purchased from SOFTBANK at an average of $9.67 per share. In March 2003, our Board of Directors authorized a two year extension of the stock repurchase program, which authorizes the Company to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of our outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. We may utilize equity instrument contracts to facilitate the repurchase of Common Stock.

In March 2003, we completed our acquisition of Inktomi Corporation ("Inktomi"), a provider of OEM web search and paid inclusion services. Under the terms of the acquisition, we paid approximately $270 million in cash (offset by cash acquired of approximately $47 million). Refer to Note 14 – "Subsequent Events" for further discussion of the Inktomi acquisition.

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

Foreign Currency Risk. International revenues from our foreign subsidiaries accounted for approximately 15% of total revenues during 2002. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for 2002 was not material.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2002 the net unrealized gains of $18.5 million on these investments have been recorded net of deferred taxes of $7.4 million as a separate component of stockholders' equity.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments, primarily in Internet and technology companies, are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of December 31, 2002, we had available-for-sale equity investments with a fair value of $3.5 million and a cost basis of $4.2 million. The net unrealized losses of $0.7 million have been recorded net of deferred taxes of $0.4 million as a separate component of stockholders' equity and gains on derivatives of $0.2 million have been recorded in other income on the statement of operations. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

Item 8.    Financial Statements and Supplementary Data

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Accountants	41
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002	42
Consolidated Balance Sheets at December 31, 2002 and 2001	43
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	44
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2002	45
Notes to Consolidated Financial Statements	46
Financial Statement Schedules:
II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2002	65
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2002	66

Report of Independent Accountants

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the accompanying consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 15, 2003, except for Note 14,
which is as of March 19, 2003

Consolidated Statements of Operations YAHOO! INC.
(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000

Net revenues	$953,067	$717,422	$1,110,178
Costs and expenses:
Cost of revenues	162,881	157,001	149,744
Sales and marketing	431,392	386,944	419,725
Product development	143,468	126,090	117,268
General and administrative	105,952	79,351	74,508
Amortization of intangibles	21,186	64,085	28,328
Restructuring costs	–	57,471	–
Acquisition-related costs	–	4,750	22,785

Total costs and expenses	864,879	875,692	812,358

Income (loss) from operations	88,188	(158,270)	297,820
Other income (loss), net	91,588	77,138	(33,701)
Minority interests in operations of consolidated subsidiaries	(1,551)	(693)	(5,298)

Income (loss) before income taxes and cumulative effect of accounting change	178,225	(81,825)	258,821
Provision for income taxes	71,290	10,963	188,045

Net income (loss) before cumulative effect of accounting change	106,935	(92,788)	70,776
Cumulative effect of accounting change	(64,120)	–	–

Net income (loss)	$42,815	$(92,788)	$70,776

Net income (loss) per share – basic:
Net income (loss) before cumulative effect of accounting change	$0.18	$(0.16)	$0.13
Cumulative effect of accounting change	(0.11)	–	–

Net income (loss) per share – basic	$0.07	$(0.16)	$0.13

Net income (loss) per share – diluted:
Net income (loss) before cumulative effect of accounting change	$0.18	$(0.16)	$0.12
Cumulative effect of accounting change	(0.11)	–	–

Net income (loss) per share – diluted	$0.07	$(0.16)	$0.12

Shares used in per share calculation – basic	593,838	569,724	550,657

Shares used in per share calculation – diluted	610,060	569,724	610,678

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets YAHOO! INC.
(in thousands, except par value)

	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$310,972	$372,632
Short-term investments in marketable securities	463,204	553,795
Accounts receivable, net of allowance of $23,852 and $19,995, respectively	113,612	68,648
Prepaid expenses and other current assets	82,216	56,458

Total current assets	970,004	1,051,533
Long-term investments in marketable securities	763,408	580,418
Restricted long-term investments	–	258,662
Property and equipment, net	371,272	131,648
Goodwill	415,225	192,987
Intangible assets, net	96,252	19,457
Other assets	174,020	144,641

Total assets	$2,790,181	$2,379,346

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,738	$13,218
Accrued expenses and other current liabilities	257,575	235,897
Deferred revenue	135,501	109,402

Total current liabilities	411,814	358,517
Other liabilities	84,540	23,806
Commitments and contingencies (Note 13)
Minority interests in consolidated subsidiaries	31,557	30,006
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	–	–
Common Stock, $0.001 par value; 5,000,000 shares authorized; 594,860 and 575,520 issued and outstanding, respectively	611	581
Additional paid-in capital	2,430,222	2,067,410
Treasury stock	(159,988)	(59,988)
Accumulated deficit	(7,493)	(50,308)
Accumulated other comprehensive income (loss)	(1,082)	9,322

Total stockholders' equity	2,262,270	1,967,017

Total liabilities and stockholders' equity	$2,790,181	$2,379,346

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows YAHOO! INC.
(in thousands, except share amounts)

	Years Ended December 31,
	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,815	$(92,788)	$70,776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109,389	130,575	69,102
Tax benefits from stock options	60,406	2,003	172,525
Cumulative effect of accounting change	64,120	–	–
Earnings in equity interests	(22,301)	(4,356)	(1,428)
Noncash (gains) losses and impairments from investments	(2,422)	30,430	120,054
Minority interests in operations of consolidated subsidiaries	1,551	693	5,298
Noncash restructuring costs	–	14,791	–
Other non-cash charges	10,715	11,089	20,898
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(30,798)	27,628	(34,042)
Prepaid expenses and other assets	29,555	(9,003)	(26,132)
Accounts payable	4,507	(27,202)	11,699
Accrued expenses and other liabilities	(9,904)	31,571	74,582
Deferred revenue	14,815	(8,581)	26,375
Long-term deferred revenue	30,000	–	–

Net cash provided by operating activities	302,448	106,850	509,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(51,553)	(86,211)	(94,413)
Purchases of marketable securities	(1,165,711)	(1,200,623)	(1,432,455)
Proceeds from sales and maturities of marketable securities	1,067,540	1,329,076	959,418
Increase in restricted cash and investments, net	–	(228,662)	(30,000)
Acquisitions, net of cash acquired	(189,168)	(19,188)	–
Purchases of other investments	(7,649)	(13,075)	(84,420)
Proceeds from the sales of other investments	687	11,510	2,726

Net cash used in investing activities	(345,854)	(207,173)	(679,144)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Common Stock, net	78,190	83,875	352,279
Repurchase of Common Stock	(100,000)	(59,988)	–
Other	–	(5,597)	3,000

Net cash provided by (used in) financing activities	(21,810)	18,290	355,279

Effect of exchange rate changes on cash and cash equivalents	3,556	(2,212)	(6,101)

Net change in cash and cash equivalents	(61,660)	(84,245)	179,741
Cash and cash equivalents at beginning of year	372,632	456,877	277,136

Cash and cash equivalents at end of year	$310,972	$372,632	$456,877

During the years ended December 31, 2002, 2001 and 2000, the Company issued approximately 12.0 million, 2.2 million and 4.1 million shares of Common Stock, respectively, in connection with acquisitions. See Note 6 – "Acquisitions" for further information. During the year ended December 31, 2002, the Company acquired property and equipment for approximately $259 million, which was funded through restricted long-term investments. See Note 13 – "Commitments and Contingencies" for further information.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity YAHOO! INC.
(in thousands)

	Years Ended December 31,
	2002	2001	2000

Common Stock
Balance, beginning of year	$581	$562	$534
Conversion of Preferred to Common Stock	–	–	2
Common Stock issued	30	19	26

Balance, end of year	611	581	562

Additional paid-in capital
Balance, beginning of year	2,067,410	1,830,526	1,148,369
Conversion of Preferred to Common Stock	–	–	52,171
Common stock issued	303,689	225,181	501,719
Compensation expense on option grants	8,402	9,096	20,898
Tax benefit from stock options	54,648	1,159	106,375
Other	(3,927)	1,448	994

Balance, end of year	2,430,222	2,067,410	1,830,526

Treasury stock
Balance, beginning of year	(59,988)	–	–
Repurchase of Common Stock	(100,000)	(59,988)	–

Balance, end of year	(159,988)	(59,988)	–

Retained earnings (accumulated deficit)
Balance, beginning of year	(50,308)	42,480	(25,842)
Net income (loss)	42,815	(92,788)	70,776
Other	–	–	(2,454)

Balance, end of year	(7,493)	(50,308)	42,480

Accumulated other comprehensive income (loss)
Balance, beginning of year	9,322	23,346	128,671
Net unrealized losses on securities	(8,636)	(10,622)	(99,224)
Foreign currency translation adjustment	(1,768)	(3,402)	(6,101)

Balance, end of year	(1,082)	9,322	23,346

Total stockholders' equity	$2,262,270	$1,967,017	$1,896,914

Other comprehensive income (loss)
Net income (loss)	$42,815	$(92,788)	$70,776
Other comprehensive income (loss):
Net unrealized losses on securities	(8,636)	(10,622)	(99,224)
Foreign currency translation adjustment	(1,768)	(3,402)	(6,101)

Comprehensive income (loss)	$32,411	$(106,812)	$(34,549)

	Number of Shares

Common Stock
Balance, beginning of year	575,520	561,651	534,419
Conversion of Preferred to Common Stock		–	1,690
Common stock issued	30,414	19,253	25,542
Repurchase of Common Stock	(11,074)	(5,384)	–

Balance, end of year	594,860	575,520	561,651

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

Revenue Recognition. The Company's revenues are derived principally from services, which include marketing services, fees, and listings.

Marketing services revenues are primarily generated from the sale of banner, sponsorship, text-link advertisements, including sponsored search advertisements, and transaction revenues. Banner advertising agreements typically range from one week to three years. The Company recognizes marketing services revenues related to banner advertisements as "impressions" are delivered by the Company. "Impressions" are defined as the number of times that an advertisement appears in pages viewed by users of the Yahoo! network. Sponsorship advertising agreements have longer terms than banner advertising agreements, typically ranging from three months to three years, and often involve multiple element arrangements that may include placement on specific properties, exclusivity and content integration. Sponsorship advertisement revenues are recognized as "impressions" are delivered or ratably over the contract period, where applicable, and when collection of the resulting receivable is reasonably assured. Text-link advertisements, including sponsored searches, are recognized as the net amount earned in the period in which the "click-throughs" occur. "Click-throughs" are defined as the number of times a user clicks on an advertisement or search result. Transactions revenues include service fees for facilitating transactions through the Yahoo! network, principally from the Company's commerce properties. Transactions revenues are recognized when there is evidence that the qualifying transactions have occurred and collection of the resulting receivable is reasonably assured. The Company recognizes revenue on these arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. Revenues from sponsored search and media from the Company's agreement with Overture Services, Inc. ("Overture") are included in marketing services for the years ended December 31, 2002 and 2001. Revenues from Overture amounted to 14% of net revenues for the year ended December 31, 2002. No one customer accounted for 10% or more of net revenues during 2001 and 2000.

Periodically, the Company engages in barter transactions for marketing services. Barter revenue is recognized over the periods in which the Company completes its obligations under the arrangement. In January 2000, the Company adopted Emerging Issues Task Force Issue No. 99-17 ("EITF 99-17"), "Accounting for Advertising Barter Transactions," which requires advertising barter transactions to be valued based on similar cash transactions that have occurred within six months prior to the barter transaction. Barter revenues represented 2%, 7%, and 7% of total revenues for 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, the Company delivered approximately 3.5 billion, 1.6 billion and 1.1 billion impressions, respectively, under barter arrangements where fair value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized.

Fees revenues consist of revenues generated from a variety of consumer and business fee-based services, including

SBC Yahoo! DSL and Dial, Yahoo! Personals, Small Business Services, Yahoo! Mail and Yahoo! Enterprise Solutions. With the exception of Yahoo! Portal Solutions, revenues are recognized in the month in which the services are performed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Revenues from Yahoo! Portal Solutions consist of software license and service revenues, which are principally platform and maintenance services. Yahoo! Portal Solutions revenue is recognized in accordance with Statement of Position No. 97-2, "Software Revenue Recognition" and Statement of Position 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions." License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the license has occurred, the fee is fixed or determinable, and collection is probable. License revenues from Portal Solutions were not material to the Company as they represented less than 1% of total net revenue for all periods presented. Platform services are sold as a subscription and are recognized ratably over the subscription period. Platform services are priced based on the specific content or service purchased by the customer. These services are optional and renewable annually at fixed renewal rates. Maintenance is generally sold under annual contracts with fixed renewal rates. Maintenance revenue is recognized ratably over the contract period. Yahoo! Portal Solutions revenues have represented less than 10% of total net revenues in all periods presented.

Listings revenues consist of revenues generated from a variety of consumer and business listings-based services, including access to the HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other Search and Directory services. Revenues are recognized in the month in which the services are performed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured.

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

The Company's marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income (loss). The Company reviews the securities for impairments considering current factors including the economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the securities. The Company records impairment charges equal to the amount that the cost basis in its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. The fair value for publicly held securities is determined based on quoted market prices as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. The Company recorded $8.6 million, $10.6 million and $99.2 million of unrealized losses during the years ended December 31, 2002, 2001, and 2000, respectively. The Company had unrealized gains on its marketable debt and equity securities of approximately $17.9 million, $32.1 million and $49.8 million net of tax of $7.2 million, $12.8 million and $19.9 million, at December 31, 2002, 2001, and 2000, respectively.

The Company has investments in equity instruments of privately-held companies. These investments are included in other long-term assets and are generally accounted for under the cost method, as the Company does not have the ability to exercise significant influence over operations. The Company monitors its investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The fair value for privately held securities is estimated using the best available information as of the evaluation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information, in accordance with Accounting Principles Board Opinion

No. 18, "The Equity Method of Accounting for Investments in Common Stock."

The Company accounts for derivatives under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The derivatives held by the Company comprise warrants to purchase equity instruments in other public and private companies at specified prices over terms varying from 2.5 to 10 years. These warrants are held for business and strategic purposes. During 2002, 2001 and 2000, the Company recorded in other income, gains on derivatives of approximately $0.2 million, $4.6 million and $3.1 million, respectively.

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, investments, and accounts receivable. As of December 31, 2002, substantially all of the Company's cash, cash equivalents, and investments were managed by five financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management's expectations. As of December 31, 2002 and 2001, no one customer accounted for 10% or more of the accounts receivable balance.

Product Development. Product development costs consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's network, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Website development costs, and other operating costs.

Internal Use Software and Website Development Costs. The Company has capitalized certain internal use software and Website development costs totaling $11.2 million and $8.6 million during 2002 and 2001, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2002, 2001 and 2000, the amortization of capitalized costs totaled $8.9 million, $4.7 million and $1.7 million, respectively.

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. All other advertising costs are expensed as incurred. Advertising expense, including barter advertising, totaled approximately $93.8 million, $113.5 million, and $174.8 million for 2002, 2001, and 2000, respectively.

Benefit Plan. The Company maintains a 401(k) Profit Sharing Plan (the "Plan") for its full-time employees. Each participant in the Plan may elect to contribute from 1% to 17% of his or her annual compensation to the Plan. The Company matches employee contributions at a rate of 25%. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33.3% per year of employment. During 2002, 2001, and 2000, the Company's contributions amounted to $3.3 million, $2.8 million, and $2.4 million, respectively.

Depreciation and Amortization. Buildings are stated at cost and depreciated using the straight-line method over the estimated useful lives of 25 years. Leasehold improvements, computers and equipment, and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years.

Goodwill and other intangible assets are carried at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, generally three to ten years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." In accordance with SFAS 142, the Company ceased amortizing goodwill and performed a transitional test of its goodwill as of January 1, 2002. See Note 4 – "Goodwill." SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market comparable approach. If the carrying amount of the Company's reporting units exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill.

Long-Lived Assets. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

Other Income (Loss), net. Other income (loss), net was as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Interest income	$63,200	$91,931	$84,602
Investment gains (losses), net	2,189	(26,623)	(118,943)
Contract termination fees	1,661	9,000	–
Earnings in equity interests (Note 8)	22,301	4,356	1,428
Other	2,237	(1,526)	(788)

	$91,588	$77,138	$(33,701)

Investment gains (losses), net include investment gains, investment losses, gains on derivatives and impairment charges related to declines in values of publicly traded securities and securities of privately held companies judged to be other than temporary.

Investment gains were $8.8 million in 2002, partially offset by impairment charges on privately held securities of $6.2 million. Investment losses in 2001 were $26.6 million, of which approximately $12.8 million relates to investment impairments on publicly traded securities and $25.2 million relates to investment impairments on privately held securities, offset by a gain of $5.2 million related to the sale of certain equity investments and approximately $4.6 million of gains on derivatives related to equity instruments of other companies. Investment losses in 2000 were $118.9 million, of which approximately $139.8 million relates to investment impairments on publicly traded securities and $23.4 million relates to investment impairments on privately held securities, partially offset by a gain of approximately $40.8 million related to the exchange of certain equity investments.

Income Taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Foreign Currency. The functional currency of the Company's international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in other income (loss), net and were not significant during the periods presented.

Basic and Diluted Net Income (Loss) per Share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon conversion of convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For 2002 and 2000, potential common shares of 16.2 million and 60.0 million, respectively, were included in the computation and were related to shares issuable upon the exercise of stock options. For 2001, potential common shares of approximately 26.8 million shares were not included in the computation because they were antidilutive.

Stock Based Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000

Net income (loss)
As reported	$42,815	$(92,788)	$70,776
Stock compensation expense, net of tax	(482,918)	(890,407)	(1,335,763)

Pro forma	$(440,103)	$(983,195)	$(1,264,987)

Net income (loss) per share:
As reported – basic	$0.07	$(0.16)	$0.13
Pro forma – basic	$(0.74)	$(1.73)	$(2.30)
As reported – diluted	$0.07	$(0.16)	$0.12
Pro forma – diluted	$(0.74)	$(1.73)	$(2.30)

Diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 is computed excluding common share equivalents of 16.2 million, 26.8 million and 60.0 million shares, respectively, as their effect is anti-dilutive.

See Note 10 – "Stockholders' Equity" for the assumptions and methodology used to determine the fair value of stock-based compensation.

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

Comprehensive Income (Loss). Comprehensive income (loss) as defined, includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains and losses on available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustment.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS 146 will have a material impact on the Company's financial position or results of operations, although SFAS 146 may impact the timing of recognition of costs associated with future restructuring, exit or disposal activities.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123." SFAS 148 amends Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 1 – "The Company and Summary of Significant Accounting Policies" and Note 10 – "Stockholders' Equity."

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not yet determined the effect of adopting FIN 45 on its results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

Note 2 BALANCE SHEET COMPONENTS

The following table summarizes the balance sheet components (in thousands):

	December 31,
	2002	2001

Property and equipment, net:
Land	$51,561	$–
Buildings	191,183	–
Leasehold improvements	42,607	40,287
Computers and equipment	245,742	177,867
Furniture and fixtures	45,645	31,875

	576,738	250,029
Less: accumulated depreciation	(205,466)	(118,381)

	$371,272	$131,648

Other assets:
Investment in Yahoo! Japan (Note 8)	$103,331	$79,431
Investments in privately-held companies	47,468	48,855
Other	23,221	16,355

	$174,020	$144,641

Accrued expenses and other current liabilities:
Accrued compensation and related expenses	$76,379	$38,045
Accrued content, connect, and other costs	39,478	48,277
Accrued sales and marketing related expenses	46,424	36,972
Accrued professional service expenses	20,628	17,763
Accrued restructuring costs	11,745	29,500
Accrued acquisition costs	5,909	28,828
Accrued income taxes payable	17,901	12,943
Other	39,111	23,569

	$257,575	$235,897

Other liabilities:
Deferred tax liabilities (Note 12)	$54,540	$23,806
Long-term deferred revenue	30,000	–

	$84,540	$23,806

As of December 31, 2002, long-term deferred revenue of $30.0 million represented cash payments received in advance of revenue recognized related to the Company's agreement with its sponsored search provider. Under the terms of the agreement, the Company receives guaranteed quarterly payments. The $30.0 million cash payment received represents a portion of the final quarters' guaranteed amount, and is expected to be recognized as marketing services revenue in 2005.

Note 3 INVESTMENTS

The following tables summarize the Company's investments in available-for-sale securities (in thousands):

	December 31, 2002
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies	$329,486	$2,025	$(22)	$331,489
Municipal bonds	45,945	–	–	45,945
Corporate debt securities	829,093	17,018	(479)	845,632
Corporate equity securities	4,211	639	(1,304)	3,546

	$1,208,735	$19,682	$(1,805)	$1,226,612

	December 31, 2001
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agencies	$232,241	$1,064	$(349)	$232,956
Municipal bonds	53,355	–	–	53,355
Corporate debt securities	800,063	14,771	(1,784)	813,050
Corporate equity securities	16,504	18,528	(180)	34,852

	$1,102,163	$34,363	$(2,313)	$1,134,213

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2002	2001

Due within one year	$463,204	$553,795
Due after one year through five years	759,862	545,566

	$1,223,066	$1,099,361

Note 4 GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2002	$47,590	$145,397	$192,987
Acquisitions and other (1)	279,492	6,866	286,358
Cumulative effect of accounting change	–	(64,120)	(64,120)

Balance as of December 31, 2002	$327,082	$88,143	$415,225

(1)
Other primarily includes the reclassification of certain intangibles to goodwill in connection with the adoption of SFAS 142 and certain purchase price adjustments to existing goodwill. See also Note 6 – "Acquisitions."

The Company performed a transitional impairment test of its goodwill and intangible assets as of January 1, 2002. Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a transitional goodwill impairment loss of $64.1 million, which was recorded during the first quarter of 2002 as a cumulative effect of an accounting change in the Company's Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows and market valuation approach.

Due to the adoption of SFAS 142 on January 1, 2002, the Company ceased amortizing goodwill. Had SFAS 142 been in effect during the years ended December 31, 2001, and 2000, the Company would not have recorded goodwill amortization expense of $55.9 million and $21.6 million, respectively. The following table summarizes net income (loss) adjusted to exclude goodwill amortization expense, and the related tax effect, that is no longer subject to amortization (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000

Reported net income (loss)	$42,815	$(92,788)	$70,776
Goodwill amortization, net of tax	–	55,850	21,578

Adjusted net income (loss)	$42,815	$(36,938)	$92,354

Net income (loss) per share:
Basic – as reported	$0.07	$(0.16)	$0.13
Basic – adjusted	$0.07	$(0.06)	$0.17
Diluted – as reported	$0.07	$(0.16)	$0.12
Diluted – adjusted	$0.07	$(0.06)	$0.15

The Company performed its annual assessment of goodwill and concluded that there was no additional impairment.

Note 5 INTANGIBLE ASSETS, NET

The following table summarizes the Company's intangible assets, net (in thousands):

	December 31, 2002
	Gross carrying amount	Accumulated amortization	Net

Trademarks	$57,100	$(8,206)	$48,894
Customer agreements	52,730	(14,125)	38,605
Developed technology	8,700	(1,539)	7,161
Content and other	4,950	(3,358)	1,592

	$123,480	$(27,228)	$96,252

	December 31, 2001
	Gross carrying amount	Accumulated amortization	Net

Trademarks	$3,800	$(910)	$2,890
Customer agreements	13,930	(3,655)	10,275
Content and other	7,769	(1,477)	6,292

	$25,499	$(6,042)	$19,457

The intangible assets are all amortizable and have original estimated useful lives as follows: Trademarks – four to seven years; Customer agreements – one to seven years; Developed technology – three to five years; Content and other – two to three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2003: $21.7 million; 2004: $19.6 million; 2005: $15.2 million; 2006: $14.1 million; and 2007: $12.2 million.

Note 6 ACQUISITIONS

Purchase Combinations. The following table summarizes the acquisitions completed during 2002, 2001 and 2000 that were accounted for under the purchase method of accounting (in millions):

	Purchase Price	Goodwill	Other Intangibles

2002
Hotjobs	$439.1	$281.9	$98.6
Other acquisitions	$13.3	$6.7	$1.0
2001
Kimo.com	$157.4	$134.8	$19.1
Other acquisitions	$31.9	$29.5	$8.6
2000
VivaSmart, Inc.	$8.9	$7.7	$–

In February 2002, the Company completed the acquisition of HotJobs.com, Ltd., ("HotJobs"), a recruiting solutions company, which became a part of the Company's listings properties and generates revenue primarily through listings and subscription fees for access to HotJobs' database. The acquisition gained the Company meaningful presence in the online segment of the recruiting marketplace and is consistent with the Company's strategy of building a diversified global business, providing solutions for consumers and business partners. These factors contributed to a purchase price in excess of fair market value of the HotJobs' net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

The total purchase price of $439.1 million consisted of $191.8 million in Yahoo! Common Stock, representing approximately 12.0 million shares, $206.6 million in cash consideration, $33.7 million of stock options exchanged and direct transaction costs of $7.0 million. The value of the Common Stock and stock options was determined based on the average market price of our Common Stock over the 5-day period surrounding the date the terms of the exchange offer were finalized in February 2002.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of HotJobs was as follows (in thousands):

Cash acquired	$53,284
Other tangible assets acquired	50,697
Amortizable intangible assets	98,600
Goodwill	281,867
Liabilities	(49,284)
Deferred compensation	3,928

Total	$439,092

Although the Company has not finalized the allocation of the purchase price, the Company does not expect the final allocation to differ materially from the preliminary allocation.

Amortizable intangible assets acquired have estimated useful lives as follows: Tradename, trademark and domain name – seven years; Customer contracts – five to seven years; Developed technology – three to five years. Goodwill of $281.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

The results of operations of HotJobs' have been included in the Company's consolidated statements of operations since the completion of the acquisition on February 12, 2002. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of HotJobs occurred on January 1, 2001 (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001

Net revenues	$963,862	$835,036
Net income (loss)	$33,207	$(129,992)
Net income (loss) per share – basic	$0.06	$(0.22)
Net income (loss) per share – diluted	$0.05	$(0.22)

Results of operations for periods prior to the acquisition of the other entities acquired in 2002 were not material to the Company on either an individual or aggregate basis, and accordingly, pro forma results of operations have not been presented.

In January 2001, the Company completed the acquisition of Kimo.com, a Taiwanese Internet communications and media company, through the issuance of approximately 2.2 million shares of Yahoo! Common Stock for a total purchase price of $157.4 million. The purchase price was allocated to the assets acquired, principally goodwill and other intangibles of $153.9 million, which were being amortized on a straight-line basis between two to four years, and liabilities assumed based on their estimated fair values at the date of acquisition. The amortization of goodwill ceased upon the adoption of SFAS 142.

Poolings of Interests Combinations. There were no acquisitions during 2002 and 2001 that were accounted for as poolings of interests. The following table summarizes the acquisitions completed during 2000 that were accounted for as poolings of interests (shares issued in thousands):

	Acquisition Date	Shares Issued

eGroups, Inc.	August 31, 2000	3,425
Arthas.com	February 29, 2000	594

For the year ended December 31, 2001, acquisition-related charges totaled $4.8 million related to incremental costs associated with the final settlement of a facilities lease termination related to the August 2000 acquisition of eGroups. For the year ended December 31, 2000, acquisition-related charges totaled $22.8 million related to the acquisitions of Arthas.com and eGroups, which included contracts and facilities termination expenses, write-offs of certain related fixed assets and leasehold improvements, professional services, severance costs associated with the termination of certain employees with redundant job functions, and various registration and filing fees. As of December 31, 2002, the acquisition costs related to these transactions have been substantially paid.

The consolidated financial statements for the three years ended December 31, 2002 and the accompanying notes reflect the Company's financial position and the results of operations as if eGroups, Inc. was a wholly-owned subsidiary of the Company since inception. The historical operations of Arthas.com were not material to the Company's financial position, results of operations or cash flows.

Net revenues and net income of Yahoo! and eGroups, prior to its acquisition by Yahoo!, were as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Net revenues:
Yahoo!	$953,067	$717,422	$1,104,921
eGroups	–	–	5,257

	$953,067	$717,422	$1,110,178

Net income (loss):
Yahoo!	$42,815	$(92,788)	$93,156
eGroups	–	–	(22,380)

	$42,815	$(92,788)	$70,776

Note 7 RELATED PARTY TRANSACTIONS

At December 31, 2002, SOFTBANK, including its consolidated affiliates ("SOFTBANK"), held approximately 4% of the then outstanding Common Stock of the Company. In addition, the Company has joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of the Company's Board of Directors.

During 2002, 2001, and 2000, the Company recognized net revenues of approximately $10.4 million, $9.3 million, and $6.8 million, respectively, on advertising and other arrangements with SOFTBANK. Management believes that prices on these contracts were comparable to those with other similarly situated customers of the Company.

The Company and other third parties are limited partners in Softbank Capital Partners LP ("Softbank Capital"), for which a Softbank affiliate is the General Partner. The Company initially committed to a total investment of $30 million, and subsequently committed to invest an additional $6 million. To date, the total investment by the Company in Softbank Capital is $34.2 million. Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

See Note 8 – "Joint Ventures" for further information related to transactions involving SOFTBANK.

Note 8 JOINT VENTURES

Yahoo! Japan. During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo Japan Corporation ("Yahoo! Japan") was formed to establish and manage in Japan a Japanese version of the Yahoo! Internet Guide, develop related Japanese online navigational services, and conduct other related business. The investment in Yahoo! Japan is being accounted for using the equity method. As of December 31, 2002, the carrying value of the investment was $103.3 million and is recorded in other assets. The fair value of the Company's 34% ownership in Yahoo! Japan, based on the quoted trading price, was approximately $2.0 billion as of December 31, 2002.

During 2001 and 2000, Yahoo! Japan acquired the Company's equity interests in certain entities in Japan for total consideration of $8.9 million and $56.3 million, respectively. The 2001 acquisition was paid in cash and the 2000 acquisition was paid in shares of Yahoo! Japan Common Stock. As a result of the 2000 acquisition, the Company increased its investment in Yahoo! Japan, which resulted in approximately $40.8 million of goodwill to be amortized over seven years. This amortization ceased upon the adoption of SFAS 142. During the years ended December 31, 2001 and 2000, the Company recorded gains in other income of approximately $5.2 million and $40.8 million, respectively, from these transactions.

The Company records its share of the results of Yahoo! Japan one quarter in arrears within other income (loss), net. The following table presents Yahoo! Japan's condensed financial information, as derived from the Yahoo! Japan financial statements for the twelve months ended September 30, 2002 and 2001 (in thousands):

	Years ended September 30,
	2002	2001

Operating data:
Net revenues	$343,680	$165,206
Gross profit	$246,944	$146,707
Income from operations	$124,522	$59,731
Net income	$67,672	$34,258
Balance sheet data:
Current assets	$184,385	$83,832
Noncurrent assets	$97,552	$123,202
Current liabilities	$75,949	$48,645
Noncurrent liabilities	$7,278	$18,142

There were no differences between United States and Japanese generally accepted accounting principles that materially impacted the amounts reflected in the Company's financial statements.

Yahoo! Europe. On November 1, 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in Germany, the United Kingdom, and France (collectively "Yahoo! Europe") to establish and manage versions of the Yahoo! Internet Guide for those countries, develop related online navigational services, and conduct other related business. The parties have invested a total of $6.0 million in proportion to their respective equity interests as of December 31, 2002. The Company has a majority share of approximately 70% in each of the Yahoo! Europe entities, and therefore, has consolidated their financial results.

Yahoo! Korea. During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliated companies whereby Yahoo! Korea was formed to develop and operate a Korean version of the Yahoo! Internet Guide, develop related Korean online navigational services, and conduct other related business. The parties originally invested a total of $1.0 million in proportion to their respective equity interests. During March 2000, the Company invested an additional $61.0 million in Yahoo! Korea. As a result, the Company recorded goodwill of $20.2 million, to be amortized over seven years. This amortization ceased upon the adoption of SFAS 142. The Company has a majority share of approximately 67% in the joint venture, and therefore, has consolidated its financial results.

Note 9 RESTRUCTURING COSTS

During 2001, the Company announced restructuring programs to balance its investment in growth areas with the desire to modify its near-term business plan to reflect an economic and capital market slowdown. These restructuring programs included worldwide workforce reductions, consolidation of excess facilities and other charges. As a result of these restructuring programs, the Company recorded restructuring costs of $57.5 million classified as operating expenses in 2001.

Worldwide Workforce Reduction. The restructuring programs resulted in a workforce reduction of approximately 660 employees across certain business functions, operating units, and geographic regions. The worldwide workforce reductions were substantially completed within 2001. The Company recorded a workforce reduction charge of $15.1 million in 2001 relating primarily to severance and fringe benefits.

Consolidation of Excess Facilities and Other Charges. The Company recorded a restructuring charge of $42.3 million in 2001 relating to the consolidation of excess facilities and other charges. Of this charge, approximately $31.1 million was primarily for excess facilities relating to lease terminations and non-cancelable lease costs. This estimate is based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $5.3 million. Property and equipment that was disposed of or removed from operations resulted in a net charge of $9.4 million and consisted primarily of furniture and fixtures, servers, leasehold improvements, and computer equipment. The Company also recorded other restructuring costs of $1.8 million relating primarily to payments for professional fees incurred with the restructuring program.

A summary of the restructuring costs is as follows (in thousands):

	Total Charge	2001 Noncash Charges	2001 Cash Payments	Restructuring Accrual at December 31, 2001	2002 Cash Payments	Restructuring Accrual at December 31, 2002

Workforce reduction	$15,137	$(5,411)	$(5,901)	$3,825	$(3,825)	$–
Consolidation of excess facilities and other charges	42,334	(9,380)	(7,279)	25,675	(13,930)	11,745

Total	$57,471	$(14,791)	$(13,180)	$29,500	$(17,755)	$11,745

The restructuring accrual is included on the balance sheet in accrued expenses and other current liabilities. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012.

Note 10 STOCKHOLDERS' EQUITY

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

Stock Repurchase Program. In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. As of December 31, 2002, the Company had repurchased 16,458,620 shares of Common Stock at an average of $9.72 per share for a total amount of approximately $160.0 million. Of the shares repurchased, 16,033,620 shares were purchased from SOFTBANK at an average of $9.67 per share. Treasury stock is accounted for under the cost method.

See Note 14 – "Subsequent Events" for information related to the extension of the Stock Repurchase Program.

Stock Option Plans. The Company's 1995 Stock Option Plan and stock option plans assumed through acquisitions are collectively referred to as the "Plans."

The Plans allow for the issuance of incentive stock options, non-statutory stock options, and stock purchase rights. Options are generally granted for a term of ten years and generally vest over a four-year period. The 1995 Stock Option Plan was amended in April 2002 to increase the number of shares available for issuance under the plan by an aggregate of 35 million shares to 287 million shares. Shares available for future option grants at December 31, 2002 totaled approximately 38.5 million.

The 1996 Directors' Stock Option Plan (the "Directors' Plan") provides for the issuance of up to 4.4 million non-statutory stock options to non-employee directors of the Company. Options under the Directors' Plan vest in equal monthly installments over four years for initial grants to new directors, and over four years for annual grants, with 25% of such options vesting on the one-year anniversary of the date of grant, with the remaining options vesting in equal monthly installments over the 36-month period thereafter. The Directors' Plan was amended in April 2002 to increase the annual grant for outside Directors from 20,000 shares to 50,000 shares and to increase the number of shares available for issuance under the plan by an aggregate of 2 million shares to 4.4 million shares. Shares available for future option grants at December 31, 2002 under the Directors' Plan totaled approximately 3.2 million shares.

Activity under the Company's stock option plans is summarized as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Price per Share

Balance at December 31, 1999	124,790	$32.40
Options granted	27,176	102.42
Options exercised	(23,795)	14.36
Options canceled	(9,846)	63.93

Balance at December 31, 2000	118,325	49.83
Options granted	60,261	18.60
Options exercised	(15,317)	3.82
Options canceled	(26,312)	60.45

Balance at December 31, 2001	136,957	39.22
Options granted	32,566	15.47
Options exercised	(17,409)	3.87
Options canceled	(19,630)	47.36

Balance at December 31, 2002	132,484	$36.82

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2002 (in thousands, except years and per share amounts):

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

Less than $0.01	410	2.4	$0.00	410	$0.00
$0.02 - $0.58	4,310	3.2	0.43	4,310	0.43
$0.63 - $5.39	2,993	4.2	2.47	2,870	2.44
$5.55 - $7.26	2,919	5.2	6.61	2,717	6.68
$7.37 - $14.35	30,520	8.7	10.14	7,383	10.15
$14.42 - $18.13	30,289	9.1	16.50	6,977	17.03
$18.17 - $26.56	15,007	7.6	24.40	11,438	25.13
$26.59 - $49.50	9,886	6.9	39.94	6,510	43.99
$50.26 - $89.00	26,596	7.1	69.51	17,867	70.99
$94.26 - $198.69	9,554	7.2	149.74	6,573	151.20

	132,484	7.7	$36.82	67,055	$45.59

Options to purchase approximately 62.7 million shares and 50.0 million shares were exercisable as of December 31, 2001, and 2000, respectively. The weighted average exercise prices per share for options exercisable as of December 31, 2001, and 2000 were $38.73 and $23.25, respectively.

The Company recorded compensation expense in the amount of $8.4 million, $9.1 million, and $20.9 million in 2002, 2001, and 2000, respectively. As of December 31, 2002, approximately $2.3 million remains to be amortized over the remaining vesting periods of the options.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 7.6 million shares of Common Stock. In February 2001, the Company amended the Purchase Plan to allow, among other things, a 24-month offering period beginning with the July 1, 2001 offering period. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's Common Stock at certain plan-defined dates. The price of the Common Stock purchased under the Purchase Plan for offering periods prior to July 1, 2001 was equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each six-month offering period or the specified purchase date. The price of the Common Stock purchased under the Purchase Plan for offering periods on or subsequent to July 1, 2001 will be equal to 85% of the lower of the fair market value of the Common Stock on the commencement date of each 24-month offering period or the specified purchase date. During 2002, 1,228,000 shares were purchased at prices from $9.25 to $12.55 per share. During 2001, 645,000 shares were purchased at prices from $9.25 to $16.99 per share. During 2000, 199,000 shares were purchased at prices from $25.61 to $105.30 per share. As of December 31, 2002, 4.1 million shares were available under the Purchase Plan for future issuance.

Stock Based Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000

Net income (loss)
As reported	$42,815	$(92,788)	$70,776
Stock compensation expense, net of tax	(482,918)	(890,407)	(1,335,763)

Pro forma	$(440,103)	$(983,195)	$(1,264,987)

Net income (loss) per share:
As reported – basic	$0.07	$(0.16)	$0.13
Pro forma – basic	$(0.74)	$(1.73)	$(2.30)
As reported – diluted	$0.07	$(0.16)	$0.12
Pro forma – diluted	$(0.74)	$(1.73)	$(2.30)

Diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 is computed excluding common share equivalents of 16.2 million, 26.8 million and 60.0 million shares, respectively, as their effect is anti-dilutive.

The weighted average fair value of options where the exercise price equaled the market price on grant date was $9.99, $10.36, and $69.82 for grants in the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average fair value of options where the exercise price was greater than the market price on grant date was $10.62, $9.87, and $37.74 for grants in the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average exercise price of options where the exercise price was greater than the market price on grant date was $17.12, $46.48, and $95.84 for grants in the years ended December 31, 2002, 2001 and 2000, respectively.

Because additional stock options are expected to be granted each year, the pro forma disclosures are not representative of pro forma effects on reported financial results for future years. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2002	2001	2000

Expected dividend	0.0%	0.0%	0.0%
Risk-free interest rate ranges	2.2% - 4.1%	3.1% - 4.8%	5.6% - 6.7%
Expected volatility	77%	79%	76%
Expected life (in years)	3	3	3

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

Note 11 SEGMENTS

The Company manages its business geographically. The Company's primary areas of measurement and decision-making are the United States and International. The Company's management relies on an internal management reporting process that provides revenue and segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income (loss) from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles and depreciation. Management believes that segment EBITDA is an appropriate measure of evaluating the operating performance of the Company's segments. However, segment EBITDA should be considered in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues in 2002, 2001, and 2000. Property and equipment information is based on the physical location of the assets.

Summarized information by segment for 2002, 2001, and 2000, as excerpted from the internal management reports, is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Net revenues:
United States	$806,598	$594,332	$941,266
International	146,469	123,090	168,912

Total net revenues	$953,067	$717,422	$1,110,178

Segment EBITDA (1):
United States	$212,721	$16,611	$378,700
International	(6,742)	(35,210)	9,120

Total segment EBITDA	205,979	(18,599)	387,820

Corporate and unallocated operating costs and expenses:
Stock compensation expense	(8,402)	(9,096)	(20,898)
Amortization of intangibles	(21,186)	(64,085)	(28,328)
Depreciation	(88,203)	(66,490)	(40,774)

Income (loss) from operations	$88,188	$(158,270)	$297,820

Capital expenditures, net:
United States	$42,193	$72,572	$79,657
International	9,360	13,639	14,756

Total consolidated capital expenditures, net	$51,553	$86,211	$94,413

Long-lived assets:
United States	$919,667	$297,977	$299,882
International	137,102	190,756	52,844

Total consolidated long-lived assets	$1,056,769	$488,733	$352,726

(1)
Segment EBITDA includes income (loss) from operations before certain unallocated operating costs and expenses, including stock compensation expense, amortization of intangibles, and depreciation.

The following table presents net revenues for groups of similar services (in thousands):

	Years Ended December 31,
	2002	2001	2000

Marketing services (1)	$651,568	$570,977	$987,772
Fees	207,941	119,090	115,312
Listings	93,558	27,355	7,094

Net revenues	$953,067	$717,422	$1,110,178

(1)
Marketing services revenues include transaction revenues of $70.0 million, $32.2 million and $19.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Revenues from the Company's agreement with Overture Services, Inc. ("Overture") are included in marketing services for the years ended December 31, 2002 and 2001. Revenues from Overture amounted to 14% of net revenues for the year ended December 31, 2002. No one customer accounted for 10% or more of net revenues during 2001 and 2000.

Note 12 INCOME TAXES

The components of income (loss) before income taxes are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

United States	$192,068	$(39,844)	$282,458
Foreign	(13,843)	(41,981)	(23,637)

	$178,225	$(81,825)	$258,821

The provision for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000

Current:
Federal	$75,077	$8,093	$166,133
State	11,658	177	16,791
Foreign	4,220	5,296	9,636

	90,955	13,566	192,560

Deferred:
Federal	(17,473)	(1,297)	(3,202)
State	(2,192)	(1,306)	(1,313)

	(19,665)	(2,603)	(4,515)

	$71,290	$10,963	$188,045

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Income tax at the federal statutory rate of 35%	$62,379	$(28,639)	$90,587
State income tax, net of federal benefit	7,078	(1,034)	9,362
Non-deductible acquisition-related charges	–	20,255	15,162
Research tax credits	(3,500)	(3,900)	(4,000)
Change in valuation allowances	7,368	23,508	68,509
Other	(2,035)	773	8,425

	$71,290	$10,963	$188,045

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000

Deferred income tax assets:
Net operating loss and credit carryforwards	$1,443,547	$1,423,323	$1,442,839
Non-deductible reserves and expenses	171,068	131,321	101,775

Gross deferred tax assets	1,614,615	1,554,644	1,544,614
Valuation allowance	(1,560,075)	(1,530,838)	(1,510,628)

	$54,540	$23,806	$33,986

Deferred income tax liabilities:
Unrealized investment gains	$(6,955)	$(12,820)	$(19,901)
Other	(47,585)	(10,986)	(14,085)

Gross deferred tax liabilities	$(54,540)	$(23,806)	$(33,986)

Net deferred tax assets (liabilities)	$–	$–	$–

As of December 31, 2002, the Company's federal and state net operating loss carryforwards for income tax purposes were approximately $3.3 billion and $1.9 billion, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2010, and approximately $200 million of the state net operating loss carryforwards will begin to expire in 2003. The Company's federal and state research tax credit carryforwards for income tax purposes are approximately $88 million and $83 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2010. Approximately $322 million of net operating loss carryforwards relate to acquired entities and expire beginning in 2010. The Company has a valuation allowance of approximately $1.6 billion as of December 31, 2002 for deferred tax assets because of uncertainty regarding their realization.

Deferred tax assets of approximately $1.4 billion as of December 31, 2002 pertain to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Deferred tax assets include approximately $30 million related to net operating loss carryforwards in various foreign jurisdictions. These carryforwards will expire if not utilized.

Deferred tax assets of $54.5 million and $23.8 million, respectively, are included in prepaid and other current assets as of December 31, 2002 and 2001. Deferred tax liabilities of $54.5 million and $23.8 million, respectively, are included in other liabilities as of December 31, 2002 and 2001.

Note 13 COMMITMENTS AND CONTINGENCIES

Operating Leases. During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California to serve as our headquarters. Upon substantial completion of the construction in 2001, approximately $259 million was funded for the complex in connection with the lease financing arrangement, and at December 31, 2001 such amount had been classified as restricted long-term investments. During July 2002, the Company exercised its right, pursuant to the master lease agreement to acquire the complex for approximately $259 million, which was funded by the restricted long-term investments.

The Company has entered into various non-cancelable operating lease agreements for other offices throughout the U.S., and for international subsidiaries, for original lease periods ranging from 6 months to 13 years and expiring between 2003 and 2012.

In addition, the Company has entered into various sublease arrangements associated with excess facilities under the 2001 restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

Net lease commitments as of December 31, 2002 can be summarized as follows (in millions):

Years ending December 31,	Gross lease commitments	Sublease income	Net lease commitments

2003	$23.7	$(7.9)	$15.8
2004	$23.0	$(6.1)	$16.9
2005	$19.7	$(4.0)	$15.7
2006	$18.4	$(3.2)	$15.2
2007	$14.5	$–	$14.5
Due after 5 years	$105.9	$–	$105.9

The Company also has an agreement committing to lease two additional buildings adjacent to the headquarters in Sunnyvale, California. The buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, the Company is committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with increases of 3.5% in each of the following years. These amounts are included in the table above. After year one of the lease, the Company has the right to (i) purchase the buildings for approximately $68.9 million, plus fees, (ii) restructure the lease arrangement, or (iii) continue leasing the buildings under the original agreement for the remaining fourteen years.

Rent expense under operating leases totaled $14.7 million, $19.3 million and $24.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Investments in Privately-Held Companies. During 2002, the Company acquired an equity interest of approximately 16% in Sonera zed OY, ("Zed"), a Finnish company and a previously wholly-owned subsidiary of a privately-held mobile device services company. Under the terms of the investment agreement, the Company has call options to acquire the remaining interests not owned by the Company or sell back its shares. In addition, Zed has a put option enabling Zed to require the Company to acquire the remaining interests not owned by the Company if the Company exercises its option to buy a majority of Zed's outstanding shares. The amount of the purchase price for the remaining equity interests in Zed not held by the Company is not determinable at this time but will be based on an operating performance based valuation of Zed. The Company is not obligated to purchase additional equity in Zed unless it chooses to exercise the option described above. As part of the transaction, the Company has agreed to provide up to 4.8 million Euro in additional funding to Zed. Other than this amount, the Company is not obligated to guarantee any obligations of Zed or provide any funding to Zed. The Company's investment in Zed was immaterial to its consolidated balance sheet as of December 31, 2002.

Other Commitments. In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond 2003.

See also Note 14 – "Subsequent Events" regarding the Company's acquisition of Inktomi Corporation.

Contingencies. From time to time, third parties assert patent infringement claims against Yahoo! in the form of letters, lawsuits, and other forms of communication. Currently, the Company or its acquired subsidiaries, are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with its email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy.

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to Yahoo!, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company's financial position, results of operations or cash flows.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba

Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. ("LAUNCH") in the United States District Court for the Southern District of New York. After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH. In June 2001, LAUNCH announced that it had settled the LAUNCH litigation as to UMG Recordings, Inc. The Company's acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of the Company. The complaint alleges, among other things, that the consumer-influenced portion of LAUNCH's LAUNCHcast service as operated at the time of the complaint was "interactive" within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. The Company and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit. The lawsuit is still in the preliminary, discovery phase and the Company does not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation. The range of possible resolutions of the LAUNCH litigation could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company's financial position, results of operations or cash flows. In January 2003, LAUNCH announced that it had settled the LAUNCH litigation as to Sony Music Entertainment, Inc.

Note 14 SUBSEQUENT EVENTS

Stock Repurchase Program. In March 2003, the Company's Board of Directors authorized a two year extension of the stock repurchase program, which extension authorizes the Company to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of our outstanding shares of Common Stock from time to time over the next two years, depending on market conditions, share price and other factors. The Company may utilize equity instrument contracts to facilitate the repurchase of Common Stock.

Acquisition. In March 2003, the Company completed the acquisition of Inktomi Corporation ("Inktomi"), a provider of original equipment manufacturer ("OEM") Web search and paid inclusion services. The total estimated purchase price of approximately $279.5 million consisted of $269.8 million in cash consideration, approximately $6.4 million of stock options exchanged and direct transaction costs of approximately $3.3 million.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of Inktomi is as follows (in thousands):

Tangible assets acquired	$91,807
Amortizable intangible assets	52,300
Goodwill	199,466

Total assets acquired	343,573
Liabilities assumed	(65,563)
Deferred compensation	1,500

Total	$279,510

A preliminary estimate of $52.3 million has been allocated to amortizable intangible assets consisting of customer contracts and developed technology with useful lives not exceeding five years.

A preliminary estimate of $199.5 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards 142, "Goodwill and other Intangible Assets," goodwill will not be amortized and will be tested for impairment, at least annually. The preliminary purchase price allocation for Inktomi is subject to revision as more detailed analysis is completed and additional information on the fair values of the assets and liabilities becomes available. Any change in the fair value of the net assets of Inktomi will change the amount of the purchase price allocable to goodwill.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Inktomi occurred on January 1, 2002 (in thousands, except per share amounts):

Year Ended December 31, 2002
Net Revenues	$1,023,740
Net income (loss)	$(118,982)
Net income (loss) per share – basic	$0.20
Net income (loss) per share – diluted	$0.20

Schedule II—Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2001, and 2000
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Allowance for Doubtful Accounts
2002	$19,995	$10,229	$6,372	$23,852
2001	$15,437	$11,370	$6,812	$19,995
2000	$11,397	$14,658	$10,618	$15,437

Selected Quarterly Financial Data
(unaudited) (in thousands, except per share amounts)

	Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net revenues	$192,665	$225,792	$248,823	$285,787	$180,215	$182,165	$166,131	$188,911
Net income (loss) before cumulative effect of accounting change	10,475	21,394	28,857	46,209	(11,486)	(48,524)	(24,119)	(8,659)
Cumulative effect of accounting change	(64,120)	–	–	–	–	–	–	–

Net income (loss)	$(53,645)	$21,394	$28,857	$46,209	$(11,486)	$(48,524)	$(24,119)	$(8,659)

Net income (loss) per share before cumulative effect of accounting change – basic	$0.02	$0.04	$0.05	$0.08	$(0.02)	$(0.09)	$(0.04)	$(0.02)
Cumulative effect of accounting change per share – basic	(0.11)	–	–	–	–	–	–	–

Net income (loss) per share – basic	$(0.09)	$0.04	$0.05	$0.08	$(0.02)	$(0.09)	$(0.04)	$(0.02)

Net income (loss) per share before cumulative effect of accounting change – diluted	$0.02	$0.03	$0.05	$0.08	$(0.02)	$(0.09)	$(0.04)	$(0.02)
Net income (loss) per share – diluted	(0.11)	–	–	–	–	–	–	–

Net income (loss) per share – diluted	$(0.09)	$0.03	$0.05	$0.08	$(0.02)	$(0.09)	$(0.04)	$(0.02)

Shares used in per share calculation – basic	586,878	598,740	596,743	592,992	565,447	569,768	571,752	571,928

Shares used in per share calculation – diluted	610,020	615,542	607,134	607,544	565,447	569,768	571,752	571,928

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Incorporated by reference from the information under the captions "Proposal No. 1 – Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003. The following sets forth certain information with respect to the other executive officers of Yahoo!:

Daniel Rosensweig (age 41), has served as Chief Operating Officer since April 2002. Prior to joining Yahoo!, Mr. Rosensweig was President of CNET Networks from October 2000. Prior to that, Mr. Rosensweig served as Chief Executive Officer of ZDNet, Inc. from January 1999 and President of ZDNet, Inc. from 1997 to July 2000. Mr. Rosensweig served as President of Ziff-Davis Internet Publishing Group from 1996 to 1997.

Farzad Nazem (age 41), has served as Executive Vice President and Chief Technology Officer since January 2002. Prior to that, from February 2001 to January 2002, Mr. Nazem served as Senior Vice President, Communications and Technical Services and Chief Technology Officer. From January 1998 to February 2001, Mr. Nazem served as Chief Technology Officer. Prior to that, he served as Yahoo!'s Senior Vice President, Product Development and Site Operations from March 1996 to January 1998. From 1985 to 1996, Mr. Nazem held a number of technical and executive management positions at Oracle Corporation, including Vice President of Oracle's Media and Web Server Division and member of the Product Division Management Committee.

Susan Decker (age 40), has served as Yahoo!'s Chief Financial Officer since June 2000 and as Executive Vice President, Finance and Administration since January 2002. Prior to that, Ms. Decker served as Senior Vice President, Finance and Administration from June 2000 to January 2002. From August 1986 to May 2000, Ms. Decker held several positions for Donaldson, Lufkin & Jenrette, including Director of Global Research from 1998 to 2000. Prior to 1998, she was a Publishing & Advertising Equity Securities Analyst for 12 years.

David Filo (age 36), Chief Yahoo! and a founder of Yahoo!, has served as an officer of Yahoo! since March 1995, and served as a director of Yahoo! from its founding through February 1996. Mr. Filo reports to Chairman and Chief Executive Officer, Terry Semel. He is involved in guiding Yahoo!'s vision, is involved in many key aspects of the business at a strategic and operational level, and is a stalwart of the Company's employee culture and morale. Mr. Filo co-developed Yahoo! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded Yahoo! in 1995.

Gregory Coleman (age 48), has served as Executive Vice President, Media and Sales since October 2002. Prior to that, Mr. Coleman served as Executive Vice President, North American Operations from April 2001 to October 2002. Prior to joining Yahoo!, Mr. Coleman served as President of U.S. Magazine Publishing from July 1998 to March 2001 and as Senior Vice President of Reader's Digest Association from June 1994 to March 2001.

Toby Coppel (age 31), has served as Senior Vice President, Corporate Development since May 2001. Prior to joining Yahoo!, Mr. Coppel served as Chief Financial Officer and Managing Director of Windsor Digital from September 2000 to July 2001. From June 1997 to September 2000, Mr. Coppel was a Vice President at Allen & Company Incorporated.

Jeff Weiner (age 33), has served as Senior Vice President, Search and Marketplace since November 2002. Prior to that, Mr. Weiner served as Senior Vice President, Corporate Development since May 2001. Prior to joining Yahoo!, Mr. Weiner was co-founder and Managing Director of Windsor Digital, a private equity firm. From 1994 to 2000, Mr. Weiner served in several capacities at Warner Bros., including Vice President of Warner Bros. Online.

Geoff Ralston (age 42), has served as Senior Vice President, Network Services since September 2002. Prior to that, from October 1999 to September 2002, Mr. Ralston served as Vice President and General Manager, Communications. From October 1997 to October 1999, he served as Vice President, Engineering.

Jim Brock (age 40), has served as Senior Vice President, Consumer Services since October 2002. From January 2001 to October 2002, Mr. Brock served as Senior Vice President, Major Initiatives. From May 1998 to January 2001, Mr. Brock was a partner at Amicus, a private advisory and investment firm. Prior to that, Mr. Brock was a partner with Venture Law Group where he led the firm's Internet practice.

Steve Boom (age 34), has served as Senior Vice President, Enterprise Solutions since November 2002. From June 2000 to November 2002, he served as Managing Director of Enterprise Solutions for Yahoo! UK Limited. Prior to that, he served as Director of Business Development for Yahoo! UK Limited from January 1999 to June 2000. From August 1998 to December 1998, Mr. Boom served as International Project Director for Yahoo!. Prior to that, Mr. Boom was an associate at Venture Law Group.

Jon Sobel (age 39), has served as Senior Vice President, General Counsel and Secretary since March 2001. Prior to that, Mr. Sobel served as Associate General Counsel from May 1999. Prior to joining Yahoo! in 1998, Mr. Sobel served as Associate General Counsel and Director of Strategic Relations for Electronics for Imaging Inc. from January 1998 to April 1998 and as Associate General Counsel for Chips and Technologies Inc. from January 1997 to January 1998.

Wenda Harris Millard (age 48), has served as Chief Sales Officer since she joined Yahoo! in October 2001. Prior to that, Ms. Millard was Chief Internet Officer at Ziff Davis Media and president of Ziff Davis Internet from December 2000 to October 2001. Prior to joining Ziff Davis Media, Ms. Millard was Executive Vice President of DoubleClick Inc. from July 1996 to December 2000.

Item 11.    Executive Compensation

Incorporated by reference from the information under the captions "Proposal No. 1 – Election of Directors – Director Compensation," "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the information under the captions "Record Date; Voting Securities," "Information Regarding Beneficial Ownership of Principal Stockholders and Management" and "Equity Compensation Plan Information" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

Item 13.    Certain Relationships and Related Transactions

Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed on or before April 30, 2003.

Item 14.    Controls and Procedures

Evaluation of Controls and Procedures

Within 90 days before the date of this report, our disclosure committee carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Terry S. Semel, and Chief Financial Officer, Susan L. Decker, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)). Based upon that evaluation, Mr. Semel and Ms. Decker concluded that the Company's disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality of information contained in, and the timeliness of, the Company's public disclosures complies with its SEC disclosure obligations.

Changes in Controls and Procedures

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 40 of this report.

(2)
Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 40 of this report.

(3)
Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of June 27, 2000 by and among the Registrant, Hermes Acquisition Corporation and eGroups, Inc. (Filed as Exhibit 2.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 [the June 30, 2000 10-Q] and incorporated herein by reference.)
2.2	Agreement and Plan of Merger, dated as of December 27, 2001 by and among the Registrant, HJ Acquisition Corp. and HotJobs.com, Ltd. (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on December 27, 2001 and incorporated herein by reference.)
2.3	Agreement and Plan of Merger dated as of December 23, 2002 by and among the Registrant, December 2002 Acquisition Corp. and Inktomi Corporation (Filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on January 8, 2003 and incorporated herein by reference.)
3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference.)
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on March 5, 2002 [the March 5, 2002 Form S-8] and incorporated herein by reference.)
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3**	Form of Senior Note
4.4**	Form of Subordinated Note
4.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate)
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7**	Form of Warrant Agreement (together with form of Warrant Certificate)
4.8	Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference.)

10.1	Form of Indemnification Agreement with certain of the Registrant's officers and directors (Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)
10.2	1995 Stock Plan, as amended (filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed on June 6, 2002 [the June 6, 2002 Form S-8] and incorporated herein by reference) and form of stock option agreement (Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)
10.3	Form of Management Continuity Agreement with certain of the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)
10.4	Second Amended and Restated Investor Rights Agreement dated March 12, 1996 between the Registrant and certain shareholders (Filed as Exhibit 10.9 to the SB-2 Registration Statement and incorporated herein by reference.)
10.5	Amended and Restated 1996 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.)
10.6	1996 Directors' Stock Option Plan, as amended (filed as Exhibit 4.2 to the June 6, 2002 S-8 and incorporated herein by reference) and form of option agreement (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)
10.7*	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation.
10.8	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to Amendment No. 3 to the Registrant's Registration Statement on Form S-3 filed on December 23, 2002 [the December 23, 2002 Form S-3] and incorporated herein by reference.)
10.9*	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd.
10.10	Joint Venture Agreement dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)
10.11*	Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation.
10.12	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to the December 23, 2002 Form S-3 and incorporated herein by reference.)
10.13	Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.42 to the December 23, 2002 Form S-3 and incorporated herein by reference.)
10.14	Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.41 to the December 23, 2002 Form S-3 and incorporated herein by reference.)
10.15	Amendment to Second Amended and Restated Investor Rights Agreement dated July 7, 1998 among the Registrant, SOFTBANK Holdings Inc., Sequoia Capital VI and Sequoia Technology Partners VI (Filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.)

10.16	Employment Letter, dated as of March 19, 2001, between the Registrant and Gregory Coleman (Filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.)
10.17	Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [the June 30, 2001 10-Q] and incorporated herein by reference.)
10.18	Stock Purchase Agreement, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.40 to the June 30, 2001 10-Q and incorporated herein by reference.)
10.19	Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (Filed as Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)
10.20	Employment agreement between Registrant and Daniel Rosensweig dated April 23, 2002 (Filed as Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [the June 30, 2002 10-Q] and incorporated herein by reference.)
10.21	Recourse Promissory Note executed by Daniel Rosensweig for the benefit of Registrant (Filed as Exhibit 10.42 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.22	Yahoo! Key Executive New Hire Retention Plan (Filed as Exhibit 10.43 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.23	Key Executive New Hire Retention Agreement between the Registrant and Daniel Rosensweig (Filed as Exhibit 10.44 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.24	Stock Purchase Agreement, dated as of August 28, 2002 between the Registrant and SOFTBANK America, Inc. (Filed as Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 [the September 30, 2002 10-Q] and incorporated herein by reference.)
10.25	Registration Rights Agreement, dated as of August 28, 2002 between Registrant and Acqua Wellington Private Placement Fund Ltd. and Acqua Wellington Opportunity I Limited. (Filed as Exhibit 10.46 to the September 30, 2002 10-Q and incorporated herein by reference.)
10.26	Hosting Services Agreement, dated September 26, 2001, by and between the Registrant and eGroups K.K (Filed as Exhibit 10.44 to the December 23, 2003 Form S-3 and incorporated herein by reference.)
10.27†*	Overture Search Services Agreement, dated May 1, 2002 by and between the Registrant and Overture Services, Inc.
10.28†*	First Addendum to Overture Search Services Agreement, dated October 1, 2002 by and between Registrant and Overture Services, Inc.
10.29†*	Second Addendum to Overture Search Services Agreement, dated January 13, 2003 by and between the Registrant and Overture Services, Inc.
10.30	HotJobs.com, Ltd. 1999 Stock Option/Stock Issuance Plan (Filed as Exhibit 4.1 to the March 5, 2002 Form S-8 and incorporated herein by reference.)
10.31	HotJobs.com, Ltd. 1999 Stock Option/Stock Issuance Plan Amendment No. 1 (Filed as Exhibit 4.2 to the March 5, 2002 Form S-8 and incorporated herein by reference.)
10.32	HotJobs.com, Ltd. 2000 Stock Option Plan (Filed as Exhibit 4.3 to the March 5, 2002 Form S-8 and incorporated herein by reference.)
10.33	HotJobs.com, Ltd. Stock Award Plan (Filed as Exhibit 4.4 to the March 5, 2002 Form S-8 and incorporated herein by reference.)

10.34	Resumix, Inc. 1998 Equity Incentive Plan (Filed as Exhibit 4.5 to the March 5, 2002 Form S-8 and incorporated herein by reference.)
10.35	Resumix, Inc. 2000 Stock Option Plan (Filed as Exhibit 4.7 to the March 5, 2002 Form S-8 and incorporated herein by reference.)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Accountants
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
99.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 21, 2003
†
Confidential treatment requested with respect to certain portions of this Exhibit.

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

(b)
Reports on Form 8-K

On October 11, 2002 the Company filed a Current Report on Form 8-K announcing the Company's financial results for the quarterly period ended September 30, 2002.

On December 24, 2002, the Company filed a Current Report on Form 8-K announcing it had signed a definitive agreement to acquire Inktomi Corporation.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2003.

YAHOO! INC.
By:	/s/ SUSAN L. DECKER Susan L. Decker Executive Vice President, Finance and Administration, and Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry S. Semel and Susan L. Decker, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TERRY S. SEMEL Terry S. Semel	Chairman and Chief Executive Officer (Principal Executive Officer)	March 21, 2003
/s/ SUSAN L. DECKER Susan L. Decker	Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	March 21, 2003
/s/ PATRICIA CUTHBERT Patricia Cuthbert	Vice President and Corporate Controller (Principal Accounting Officer)	March 21, 2003
/s/ RONALD W. BURKLE Ronald W. Burkle	Director	March 21, 2003
/s/ ERIC HIPPEAU Eric Hippeau	Director	March 21, 2003
/s/ ARTHUR H. KERN Arthur H. Kern	Director	March 21, 2003

/s/ TIMOTHY KOOGLE Timothy Koogle	Director	March 21, 2003
/s/ ROBERT KOTICK Robert Kotick	Director	March 21, 2003
/s/ EDWARD KOZEL Edward Kozel	Director	March 21, 2003
/s/ GARY L. WILSON Gary L. Wilson	Director	March 21, 2003
/s/ JERRY YANG Jerry Yang	Director	March 21, 2003

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Terry S. Semel, the Chief Executive Officer of Yahoo! Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Yahoo! Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	By:	/s/ TERRY S. SEMEL Terry S. Semel Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Susan L. Decker, the Chief Financial Officer of Yahoo! Inc., certify that:

  1.
  I have reviewed this annual report on Form 10-K of Yahoo! Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent functions):
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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 21, 2003	By:	/s/ SUSAN L. DECKER Susan L. Decker Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

10.7	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation.
10.9	Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd.
10.11	Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation.
10.27†	Overture Search Services Agreement, dated May 1, 2002 by and between the Registrant and Overture Services, Inc.
10.28†	First Addendum to Overture Search Services Agreement, dated October 1, 2002 by and between Registrant and Overture Services, Inc.
10.29†	Second Addendum to Overture Search Services Agreement, dated January 13, 2003 by and between the Registrant and Overture Services, Inc.
21.1	List of Subsidiaries
23.1	Consent of Independent Accountants
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350 dated March 21, 2003
†
Confidential treatment requested with respect to certain portions of this Exhibit.

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
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
  Signatures
  Power of Attorney
  Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  Index to Exhibits