Form 10-Q
period 2003-03-31
YAHOO INC
filed 2003-05-15
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003
common stock, $0.001 par value	603,221,752

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

Three Months Ended

	March 31, 2003	March 31, 2002

Net revenues	$282,948	$192,665
Costs and expenses:
Cost of revenues	43,132	37,821
Sales and marketing	113,688	96,146
Product development	36,684	32,781
General and administrative	28,720	26,670
Amortization of intangibles	5,747	3,422
Total costs and expenses	227,971	196,840
Income (loss) from operations	54,977	(4,175)
Other income, net	22,259	22,669
Minority interests in operations of consolidated subsidiaries	(1,908)	212
Income before income taxes and cumulative effect of accounting change	75,328	18,706
Provision for income taxes	28,625	8,231
Income before cumulative effect of accounting change	46,703	10,475
Cumulative effect of accounting change	—	(64,120)
Net income (loss)	$46,703	$(53,645)

Net income (loss) per share—basic:
Income before cumulative effect of accounting change	$0.08	$0.02
Cumulative effect of accounting change	—	(0.11)
Net income (loss) per share—basic	$0.08	$(0.09)

Net income (loss) per share—diluted
Income before cumulative effect of accounting change	$0.08	$0.02
Cumulative effect of accounting change	—	(0.11)
Net income (loss) per share—diluted	$0.08	$(0.09)

Shares used in per share calculation—basic	596,642	586,878

Shares used in per share calculation—diluted	615,788	610,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	March 31, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$478,443	$310,972
Short-term investments in marketable securities	387,378	463,204
Accounts receivable, net	134,190	113,612
Prepaid expenses and other current assets	76,002	82,216
Total current assets	1,076,013	970,004

Long-term investments in marketable securities	540,896	763,408
Property and equipment, net	377,480	371,272
Goodwill	635,082	415,225
Intangible assets, net	139,992	96,252
Other assets	187,469	174,020
Total assets	$2,956,932	$2,790,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,095	$17,213
Accrued expenses and other liabilities	307,157	259,100
Deferred revenue	148,781	135,501
Total current liabilities	478,033	411,814

Other liabilities	84,540	84,540
Minority interests in consolidated subsidiaries	33,465	31,557
Stockholders’ equity:
Common stock	614	611
Additional paid-in capital	2,485,343	2,430,222
Treasury stock	(159,988)	(159,988)
Retained earnings (accumulated deficit)	39,210	(7,493)
Accumulated other comprehensive loss	(4,285)	(1,082)
Total stockholders’ equity	2,360,894	2,262,270
Total liabilities and stockholders’ equity	$2,956,932	$2,790,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

Three Months Ended

	March 31, 2003	March 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46,703	$(53,645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,073	22,955
Tax benefits from stock options	21,057	6,804
Cumulative effect of accounting change	—	64,120
Earnings in equity interests	(9,729)	(4,300)
Minority interests in operations of consolidated subsidiaries	1,908	(212)
Non-cash losses and impairments from investments	3,101	1,854
Other non-cash charges	486	5,629
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(15,347)	(7,036)
Prepaid expenses and other assets	5,215	26,670
Accounts payable	2,603	(1,516)
Accrued expenses and other liabilities	4,260	(17,840)
Deferred revenue	9,298	3,960
Net cash provided by operating activities	98,628	47,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,503)	(7,287)
Purchases of marketable securities	(137,440)	(256,739)
Proceeds from sales and maturities of marketable securities	430,518	313,923
Acquisitions, net of cash acquired	(228,318)	(189,168)
Proceeds from the sales of other investments	1,281	687
Net cash provided by (used in) investing activities	45,538	(138,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	23,567	15,694
Net cash provided by financing activities	23,567	15,694
Effect of exchange rate changes on cash and cash equivalents	(262)	(2,937)
Net change in cash and cash equivalents	167,471	(78,384)
Cash and cash equivalents at beginning of period	310,972	372,632
Cash and cash equivalents at end of period	$478,443	$294,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands)

Three Months Ended

	March 31, 2003	March 31, 2002

Common stock
Balance, beginning of period	$611	$581
Common stock issued	3	20
Balance, end of period	614	601

Additional paid-in capital
Balance, beginning of period	2,430,222	2,067,410
Common stock issued	26,897	241,203
Compensation expense on option grants	574	5,621
Tax benefit on stock options	19,077	(1,091)
Other	8,573	(3,928)
Balance, end of period	2,485,343	2,309,215

Treasury stock
Balance, beginning of period	(159,988)	(59,988)
Balance, end of period	(159,988)	(59,988)

Retained earnings (accumulated deficit)
Balance, beginning of period	(7,493)	(50,308)
Net income (loss)	46,703	(53,645)
Balance, end of period	39,210	(103,953)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,082)	9,322
Net unrealized losses on securities	(2,970)	(11,851)
Foreign currency translation adjustments	(233)	(3,532)
Balance, end of period	(4,285)	(6,061)

Total stockholders’ equity	$2,360,894	$2,139,814

Other comprehensive income (loss)
Net income (loss)	$46,703	$(53,645)
Other comprehensive loss:
Net unrealized losses on securities	(2,970)	(11,851)
Foreign currency translation adjustment	(233)	(3,532)
Comprehensive income (loss)	$43,500	$(69,028)

Common stock
Balance, beginning of period	594,860	575,520
Common stock issued	2,957	20,495
Balance, end of period	597,817	596,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—The Company and Basis of Presentation

Yahoo! Inc. (“Yahoo!” or the “Company”) is a leading provider of comprehensive online products and services to consumers and businesses worldwide. The Company, a Delaware corporation, commenced operations in 1995.

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

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Certain prior period balances have been reclassified to conform to current period presentation.

Note 2—Summary of Significant Accounting Policies

Revenue Recognition.  The Company’s revenues are derived principally from services, which include marketing services, fees, and listings.

Marketing services revenues are primarily generated from the sale of banner, sponsorship, text-link advertisements, including sponsored search advertisements, and transaction revenues.  Banner advertising agreements typically range from one week to three years.  The Company recognizes marketing services revenues related to banner advertisements as “impressions” are delivered on pages on the Yahoo! network by the Company.  “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Yahoo! network.  Sponsorship advertising agreements have longer terms than banner advertising agreements, typically ranging from three months to three years, and can involve multiple element arrangements that may include placement on specific properties, exclusivity and content integration.  Sponsorship advertisement revenues are recognized as “impressions” are delivered or ratably over the contract period, where applicable, and when collection of the resulting receivable is reasonably assured. Text-link advertisements, including sponsored searches, are generally recognized as the net amount earned in the period in which the “click-throughs” occur.  “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result.  Transactions revenues include service fees for facilitating transactions through the Yahoo! network, principally from the Company’s commerce properties. Transactions revenues are recognized when there is evidence that the qualifying transactions have occurred. The Company recognizes revenue on these arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.”  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

Periodically, the Company engages in barter transactions for marketing services. Barter revenue is recognized over the periods in which the Company completes its obligations under the arrangement.  Barter revenues represented 1% and 2% of total revenues for the three months ended March 31, 2003 and 2002, respectively. During the three months ended March 31, 2003 and 2002, the Company delivered approximately 0.2 billion and 1.3 billion impressions, respectively, under barter arrangements where fair value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized.

Fees revenues consist of revenues generated from a variety of consumer and business fee-based services, including SBC Yahoo! DSL and SBC Yahoo! Dial, Yahoo! Personals, Small Business Services, Yahoo! Mail and Yahoo! Enterprise Solutions. With the exception of Yahoo! Portal Solutions, which is part of Yahoo! Enterprise Solutions, revenues are recognized in the month in which the services are performed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Revenues from Yahoo! Portal Solutions consist of software license and platform service revenues, which are principally platform and maintenance services.  Yahoo! Portal Solutions revenue is recognized in accordance with Statement of Position No. 97-2, “Software Revenue Recognition” and Statement of Position 98-9, “Modification of SOP No. 97-2 with Respect to Certain Transactions.” License revenues are recognized when persuasive evidence of an arrangement exists, delivery of the license has occurred, the fee is fixed or determinable, and collection is probable.  License revenues from Portal Solutions were not material to the Company as they represented less than 1% of total net revenue for all periods presented.  Platform services, which are part of Yahoo!’s network services, are sold as a subscription and are recognized ratably over the subscription period.  Platform services are priced based on the specific content or service purchased by the customer.  These services are optional and renewable annually at fixed renewal rates.  Maintenance is generally sold under annual contracts with fixed renewal rates.  Maintenance revenue is recognized ratably over the contract period.  Yahoo! Portal Solutions revenues have represented less than 10% of total net revenues in all periods presented.

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

Deferred revenue primarily consists of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Use of Estimates.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, investment values, goodwill and intangible assets, income taxes, restructuring costs and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three month period ended March 31, 2003, potential common shares of 19.1 million were included in the computation and were related to shares issuable upon the exercise of stock options. For the three month period ended March 31, 2002, potential common shares related to shares issuable upon the exercise of stock options of 23.1 million were not included in the computation because they were anti-dilutive.

Stock-Based Compensation.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss)
As reported	$46,703	$(53,645)
Stock compensation expense, net of tax	(65,233)	(147,930)
Pro forma	$(18,530)	$(201,575)

Net income (loss) per share:
As reported - basic	$0.08	$(0.09)
Pro forma - basic	$(0.03)	$(0.34)

As reported - diluted	$0.08	$(0.09)
Pro forma - diluted	$(0.03)	$(0.34)

Pro forma diluted net loss per share for the quarter ended March 31, 2003 is computed excluding potential common shares of 19.1 million, as their effect is anti-dilutive.  Diluted net loss per share for the quarter ended March 31, 2002 is computed excluding potential common shares of 23.1 million, as their effect is anti-dilutive.

The Company recorded compensation expense in the amount of $0.6 million, and $5.6 million in the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, approximately $2.9 million remains to be amortized over the remaining vesting periods of the options.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

Note 3—Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure – An Amendment of FASB Statement No. 123.”  SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has included the disclosures required by SFAS 148 in Note 2 – “Summary of Significant Accounting Policies.”

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.  Based on the Company’s historical experience and estimated probability of future loss, the adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  The Company is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

Note 4—Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows (in thousands):

	United States	International	Total

Balance at December 31, 2002	$327,082	$88,143	$415,225
Acquisitions and other(1)	218,666	1,191	219,857
Balance at March 31, 2003	$545,748	$89,334	$635,082

(1)                                  Other primarily includes certain purchase price adjustments to existing goodwill. See also Note 8–Acquisition.

The Company performed a transitional impairment test of its goodwill and intangible assets as of January 1, 2002. Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a transitional goodwill impairment loss of $64.1 million, which was recorded during the first quarter of 2002 as a cumulative effect of an accounting change in the Company’s Condensed Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows and market valuation approach.

Note 5—Intangible Assets, Net

(in thousands)

	March 31, 2003			December 31, 2002
	Gross carrying amount	Accumulated amortization	Net	Net

Trademarks	$57,100	$(10,347)	$46,753	$48,894
Customer-related intangible assets	76,230	(16,550)	59,680	38,605
Developed technology	34,600	(2,001)	32,599	7,161
Content and other	4,956	(3,996)	960	1,592
Total	$172,886	$(32,894)	$139,992	$96,252

The intangible assets are all amortizable and have original estimated useful lives as follows: Trademarks—four to seven years; Customer-related intangible assets—one to seven years; Developed technology—three to five years; Content and other—two to three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: Nine months ending December 31, 2003: $28.2 million; Years ending December 31, 2004: $28.6 million; 2005: $23.6 million; 2006: $22.8 million; and 2007: $21.0 million.

Note 6—Restructuring Costs

During 2001, the Company announced restructuring programs to balance its investment in growth areas with the desire to modify its near-term business plan to reflect an economic and capital market slowdown. These restructuring programs included worldwide workforce reductions of approximately $15.1 million and consolidation of excess facilities and other charges of approximately $42.3 million, which were classified as operating expenses in 2001.  If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $5.3 million.

A summary of the restructuring costs during the three months ended March 31, 2003 is as follows (in thousands):

	Restructuring Accrual at December 31, 2002	Cash Payments	Restructuring Accrual at March 31, 2003

Consolidation of excess facilities and other charges	$11,745	$(1,999)	$9,746

The restructuring accrual is included on the balance sheet in accrued expenses and other liabilities. The accrual related to the workforce reduction was paid by December 31, 2002. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012.

Note 7—Stockholders’ Equity

Stock Repurchase Program.  In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500.0 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. As of March 31, 2003, the Company had repurchased 16,458,620 shares of common stock at an average of $9.72 per share for a total amount of approximately $160.0 million. Of the shares repurchased, 16,033,620 shares were purchased from SOFTBANK at an average of $9.67 per share.  Treasury stock is accounted for under the cost method.

In March 2003, the Company’s Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes the Company to repurchase up to approximately $340.0 million (representing the balance of the $500.0 million originally authorized in March 2001) of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  The Company may utilize equity instrument contracts to facilitate the repurchase of common stock.

Note 8—Acquisition

On March 19, 2003, the Company completed the acquisition of Inktomi Corporation, (“Inktomi”), a provider of original equipment manufacturer (“OEM”) Web search and paid inclusion services.  The acquisition combines Yahoo!’s global audience and Inktomi’s search technology to allow the Company to create a more relevant, comprehensive and higher quality search offering on the Web.  These factors contributed to a purchase price in excess of the fair value of the Inktomi net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $289.6 million consisted of $272.9 million in cash consideration, approximately $13.4 million of stock options exchanged, and direct transaction costs of approximately $3.3 million.  The value of the stock options was determined based on the average market price of the Company’s common stock over the 5-day period prior to and including the date of the acquisition.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of Intkomi was as follows (in thousands):

Cash acquired	$44,610
Tangible assets acquired	25,424
Amortizable intangible assets	49,400
Goodwill	218,487
Liabilities assumed	(49,602)
Deferred stock-based compensation	1,287

Total	$289,606

A preliminary estimate of $49.4 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets and developed technology with useful lives not exceeding five years.  A preliminary estimate of $218.5 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price for Inktomi is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Inktomi will change the amount of the purchase price allocable to goodwill.  Liabilities assumed includes approximately $12.7 million of restructuring costs associated with the acquisition.

The results of operations of Inktomi have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition on March 19, 2003.  The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Inktomi and HotJobs (acquired in February 2002) occurred on January 1, 2002 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2002

Net revenues	$297,879	$226,115
Net income (loss) before cumulative effect of accounting change	$45,679	$(87,807)
Net income (loss)	$45,679	$(151,927)

Net income (loss) per share — basic
Income (loss) per share before cumulative effect of accounting change	$0.08	$(0.15)
Net income (loss) per share	$0.08	$(0.26)
Net income (loss) per share— diluted
Income (loss) per share before cumulative effect of accounting change	$0.07	$(0.15)
Net income (loss) per share	$0.07	$(0.26)

Note 9—Segment Information

The Company manages its business geographically. The Company’s primary areas of measurement and decision-making are the United States and International. The Company’s management relies on an internal management reporting process that provides revenue and segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income (loss) from operations before amortization of intangibles and depreciation.  Segment EBITDA for prior years has been reclassified to include stock compensation expense, consistent with the current year presentation.  Management believes that segment EBITDA is an appropriate measure of evaluating the operating performance of the Company’s segments. However, segment EBITDA should be considered only in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three months ended March 31, 2003 and 2002.

Summarized information by segment is as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2002

Net revenues by segment:
United States	$238,546	$166,612
International	44,402	26,053
Total net revenues	$282,948	$192,665

Segment EBITDA:
United States	$76,948	$26,829
International	7,102	(8,049)
Total segment EBITDA	$84,050	$18,780

Segment EBITDA reconciliation:
Income (loss) from operations	$54,977	$(4,175)
Depreciation and amortization	29,073	22,955
Segment EBITDA	$84,050	$18,780

EBITDA by segment reconciliations:

United States
Income from operations	$51,000	$6,729
Depreciation and amortization	25,948	20,100
Segment EBITDA – United States	$76,948	$26,829

International
Income (loss) from operations	$3,977	$(10,904)
Depreciation and amortization	3,125	2,855
Segment EBITDA – International	$7,102	$(8,049)

Capital expenditures, net:
United States	$15,998	$6,513
International	4,505	774
Total consolidated capital expenditures, net	$20,503	$7,287

	March 31, 2003	December 31, 2002
Long-lived assets:
United States	$1,208,496	$919,667
International	131,527	137,102
Total consolidated long-lived assets	$1,340,023	$1,056,769

The amounts above include property and equipment information, which is based on the physical location of the assets.

The following table presents net revenues for groups of similar services (in thousands):

Three Months Ended

	March 31, 2003	March 31, 2002

Marketing services	$189,965	$137,675
Fees	63,729	39,546
Listings	29,254	15,444
Total net revenues	$282,948	$192,665

Revenues from the Company’s agreement with Overture are included in marketing services, and amounted to approximately 19% and 12% of total net revenues for the three months ended March 31, 2003 and 2002, respectively.

Note 10—Commitments and Contingencies

Operating Leases.  The Company has entered into various non-cancelable operating lease agreements for its offices throughout the U.S. and for its international subsidiaries with original lease periods up to 13 years and expiring between 2003 and 2012.

In addition, the Company has entered into various sublease arrangements associated with its excess facilities under the 2001 Restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

Net lease commitments as of March 31, 2003 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Nine months ending December 31, 2003	$23.3	$(6.8)	$16.5
Years ending December 31,
2004	28.2	(6.2)	22.0
2005	24.3	(4.0)	20.3
2006	22.3	(3.2)	19.1
2007	18.4	—	18.4
2008	14.5	—	14.5
Thereafter	96.7	—	96.7

The Company also has an agreement committing to lease two additional buildings adjacent to the headquarters in Sunnyvale, California.  The buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, the Company is committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with incremental increases of 3.5% in each of the following years.  These amounts are included in the table above.  After year one of the lease, the Company has the right to purchase the buildings for approximately $68.9 million, plus fees, or continue leasing the buildings under the original agreement for the remaining fourteen years.

Investments in Privately-Held Companies.  During 2002, the Company acquired an equity interest of approximately 16% in Zed, a Finnish company and previously wholly-owned subsidiary of a privately-held mobile device services company. Under the terms of the investment agreement, the Company has call options to acquire the remaining interests not owned by the Company or sell back its shares. In addition, Zed has a put option enabling Zed to require the Company to acquire the remaining interests not owned by the Company if the Company exercises its option to buy a majority of Zed’s outstanding shares.  The amount of the purchase price for the remaining equity interests in Zed not held by the Company is not determinable at this time but will be based on an operating performance based valuation of Zed.   The Company is not obligated to purchase additional equity in Zed unless it chooses to exercise the option described above.  As part of the transaction, the Company has agreed to provide up to 4.8 million Euro in additional funding to Zed.  Other than this amount, the Company is not obligated to guarantee any obligations of Zed or to provide any funding to Zed.  The Company’s investment in Zed was immaterial to its condensed consolidated balance sheet as of March 31, 2003.

Other Commitments.  In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond March 31, 2004.

Contingencies.  From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits, and other forms of communication.  Currently, the Company or its acquired subsidiaries are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

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

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.  However, the Company may incur substantial expenses in defending against third party claims.  In the event of a determination adverse to Yahoo! or its subsidiaries, the Company may incur substantial monetary liability, and be required to change its business practices.  Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  The Company’s acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of the Company.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  The Company and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  The lawsuit is still in the preliminary, discovery phase and the Company does not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation.  The range of possible resolutions of the LAUNCH litigation could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company’s financial position, results of operations or cash flows.   An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.

Note 11—Subsequent Event

On April 9, 2003, the Company completed its sale of $750 million of zero coupon senior convertible notes (the “Notes”) due 2008 in a private offering, which offering resulted in net proceeds to the Company of approximately $732 million.  The Notes were issued at par and will bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $41.00 per share, subject to adjustment upon the occurrence of specified events.  Therefore, each $1,000 principal amount of the Notes will initially be convertible into 24.3902 shares of Yahoo! common stock upon the satisfaction of specified conditions.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  Yahoo! may not redeem the Notes prior to their maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2003, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports subsequently filed with the Securities and Exchange Commission (“SEC”).

Overview

Yahoo! Inc. (“Yahoo!”) is a global Internet company that offers a comprehensive branded network of properties and services to consumers and businesses worldwide.  As the first online navigational guide to the Web, www.yahoo.com is a leading guide in terms of traffic, advertising, household and business user reach.  Yahoo!’s global brand reaches the largest audience worldwide.  Our global Web network includes 25 world properties.  Headquartered in Sunnyvale, California, we have offices in the United States, Europe, Asia, Latin America, Australia and Canada.

We manage our business geographically. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the United States and International.

Results of Operations

Net Revenues

Net revenues by groups of similar service were as follows (dollars in thousands):

Three Months Ended

	March 31, 2003	(1)	March 31, 2002	(1)

Marketing services	$189,965	67%	$137,675	71%
Fees	63,729	23%	39,546	21%
Listings	29,254	10%	15,444	8%
Net revenues	$282,948	100%	$192,665	100%

(1)           Percent of net revenues

Marketing Services Revenues.  Marketing services revenues are primarily generated from the sale of banner, sponsorship, and text-link advertisements, including sponsored search services primarily provided through our agreement with Overture Services, Inc. (“Overture”), and transactions revenues.  Marketing services revenues for the first quarter of 2003 increased by $52 million, or 38%, as compared to the same period in 2002.   This increase resulted primarily from our global sponsored search services, which increased approximately $38 million, as well as overall growth in the balance of Yahoo!’s global marketing services revenues.  The number of impressions and click-throughs delivered under advertising arrangements in the three months ended March 31, 2003 increased by approximately 210% on a combined basis as compared to the three months ended March 31, 2002, while the average price yield per impression and click-through delivered, also on a combined basis, declined approximately 55% for the same period.  The increase in volume and decrease in average price per unit primarily resulted from the addition of smaller-sized, lower-priced advertising units to certain of the Company’s properties, which increased available inventory for sale and also resulted in a lower average price per unit.  During the period, the Company’s focus remained on obtaining overall advertising dollars rather than maximizing price per unit or impression.  During the three months ended March 31, 2003 and 2002, revenues from our agreement with Overture accounted for approximately 19% and 12% of total net revenues, respectively.

Fees Revenues.  Fees revenues consist of revenues generated from a variety of consumer and business fee-based services we provide. These services primarily include SBC Yahoo! DSL and SBC Yahoo! Dial, Yahoo! Personals, Small Business Services, Yahoo! Mail and Yahoo! Enterprise Solutions.   Fees revenues for the first quarter of 2003 increased $24 million, or 61% as compared to the same period in 2002.  The increase was primarily driven by the growth in our paying relationships for Yahoo!’s premium services.  Of this increase, approximately $9 million is attributable to our consumer services group, which includes the new SBC Yahoo! DSL and SBC Yahoo! Dial products, and approximately $13 million is attributable to our network services group, which includes Yahoo! Personals and other messaging services.

Listings Revenues.  Listings revenues consist of revenues generated from a variety of consumer and business listings-based services we provide.  These services primarily include access to the HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other Search and Directory services.  Listings revenues for the first quarter of 2003 increased approximately $14 million, or 89% compared to the same period in 2002.  This increase was primarily driven by the incremental contribution in revenue of approximately $10 million from HotJobs (excluding Resumix, which is included in fees revenues), which was acquired in February 2002.

Overall, we currently expect total combined revenues for marketing services, fees, and listings, for 2003, including the impact of Inktomi, to increase in absolute dollars as compared to 2002.

Costs and Expenses:

Primary operating costs and expenses were as follows (dollars in thousands):

Three Months Ended

	March 31, 2003	(1)	March 31, 2002	(1)

Cost of revenues	$43,132	15%	$37,821	20%
Sales and marketing	113,688	40%	96,146	50%
Product development	36,684	13%	32,781	17%
General and administrative	28,720	10%	26,670	14%

(1)   Percent of net revenues

Cost of Revenues.  Cost of revenues consists of the expenses associated with the production and usage of the Yahoo! network. These costs primarily consist of fees paid to third parties for content included on our online media properties, Internet connection charges, equipment depreciation, live event production costs, technology license fees and compensation related expenses.

Cost of revenues in the first quarter of 2003 increased by approximately $5 million, or 14%, as compared to the same period of 2002.  The increases are related to costs associated with greater network usage, premium services and content.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses in the first quarter of 2003 increased approximately $18 million, or 18%, as compared to the same period in 2002.  The increases are the result of increases in compensation-related expenses of approximately $7 million and additional marketing spending of approximately $10 million.

Product Development.  Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

Product development expenses in the first quarter of 2003 increased approximately $4 million, or 12%, as compared to the same period of 2002.   Over $3 million of the increase is the result of increases in our total compensation expense related to engineers that develop and enhance properties and services throughout the Yahoo! network.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses in the first quarter of 2003 increased approximately $2 million, or 8%, as compared to the same period of 2002.  The increases are primarily attributable to increases in incremental general and administrative expenses as a result of the acquisition of HotJobs, as well as increased depreciation on our headquarters building, which was acquired in the third quarter of 2002.

Overall, we currently expect total combined primary operating costs and expenses for 2003, including the impact of Inktomi, to increase in absolute dollars as compared to 2002.

 Amortization of Intangibles.  From time to time we have purchased, and expect to continue purchasing, assets or businesses which may result in the creation of intangible assets.

Amortization of intangibles expense was approximately $6 million for the first quarter of 2003, or 2%, of net revenues, compared to approximately $3 million, or 2% of net revenues for the first quarter of 2002.  The increase in amortization of intangibles is primarily the result of the additional amortizable intangibles acquired in conjunction with the HotJobs acquisition during the first quarter of 2002.

Effective January 1, 2002, we adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” and as a result, we performed a transitional impairment test of our goodwill and intangibles as of January 1, 2002. Due to, among other things, the overall softening of the global economy and the related decline in international advertising, we recorded a transitional goodwill impairment loss of approximately $64 million, which was recorded as a cumulative effect of an accounting change in our Condensed Consolidated Statements of Operations. The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.

We currently expect that amortization of intangibles for 2003, including the impact of Inktomi, will increase in absolute dollars as compared to 2002.

Restructuring Costs.  During 2001, we announced restructuring programs to balance our investment in growth areas with the desire to modify our near-term business plan to reflect an economic and capital market slowdown. These restructuring programs included worldwide workforce reductions of approximately $15.1 million and consolidation of excess facilities and other charges of approximately $42.3 million, which were classified as operating expenses in 2001.

A summary of the restructuring costs during the three months ended March 31, 2003 is as follows (in thousands):

	Restructuring Accrual at December 31, 2002	Cash Payments	Restructuring Accrual at March 31, 2003

Consolidation of excess facilities and other charges	$11,745	$(1,999)	$9,746

The restructuring accrual is included on the balance sheet in accrued expenses and other liabilities. The accrual related to the workforce reduction was paid by December 31, 2002. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012.

Other Income, Net.  Other income, net was as follows (in thousands):

Three Months Ended

	March 31, 2003	March 31, 2002

Interest and investment income	$10,757	$18,333
Investment gains (losses), net	652	(1,893)
Contract termination proceeds, net	750	2,504
Earnings in equity interests	9,729	4,300
Other	371	(575)
	$22,259	$22,669

Other income, net was approximately $22 million for each of the three months ended March 31, 2003 and 2002.  The decrease in interest and investment income, which was primarily related to our investments in debt securities and an overall decline in interest rates was offset by an increase as a result of earnings in our equity interest in Yahoo! Japan.   Investment gains (losses), net for the three months ended March 31, 2003 included a gain of over $4 million on the sale of investments, partially offset by an impairment of approximately $4 million on privately held equity investments.  Investment gains (losses), net for the three months ended March 31, 2002 included an impairment of approximately $6 million on privately held equity investments, partially offset by a gain of approximately $4 million on the sale of investments.

Other income, net in future periods may fluctuate as a result of changes in our average investment balances held, changes in market rates or the sale of investments, and investment impairments.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest, but less than 100%, and consolidate the subsidiaries’ results in our financial statements.

Minority interests in income from operations of consolidated subsidiaries was an expense of approximately $2 million and income of $0.2 million for the three months ended March 31, 2003 and 2002, respectively.  The change was due to income in Europe, compared to losses in the same period of the prior year, as well as increased income in Korea.

Income Taxes.  The provision for income taxes for the three months ended March 31, 2003 differs from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit is provided and nontaxable equity earnings from certain investments. For the three months ended March 31, 2002, the provision for income taxes differed from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit is provided and non-deductible stock-based compensation charges.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment EBITDA information for making financial decisions and allocating resources. Segment EBITDA information includes income (loss) from operations before amortization of intangibles and depreciation.  Segment EBITDA for prior years has been reclassified to include stock compensation expense, consistent with the current year presentation.  Management believes that segment EBITDA is an appropriate measure of evaluating the operating performance of the Company’s segments. However, segment EBITDA should be considered only in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three months ended March 31, 2003 and 2002.

Summarized information by segment is as follows (in thousands):

	Three Months Ended
	March 31, 2003	(1)	March 31, 2002	(1)

Net revenues by segment:
United States	$238,546	84%	$166,612	86%
International	44,402	16%	26,053	14%
Total net revenues	$282,948	100%	$192,665	100%

Segment EBITDA:		(2)		(2)
United States	$76,948	32%	$26,829	16%
International	7,102	16%	(8,049)	(31)%
Total segment EBITDA	$84,050	30%	$18,780	10%

Three Months Ended

	March 31, 2003	March 31, 2002

Segment EBITDA reconciliation:
Income (loss) from operations	$54,977	$(4,175)
Depreciation and amortization	29,073	22,955
Segment EBITDA	$84,050	$18,780

EBITDA by segment reconciliations:

United States
Income from operations	$51,000	$6,729
Depreciation and amortization	25,948	20,100
Segment EBITDA – United States	$76,948	$26,829

International
Income (loss) from operations	$3,977	$(10,904)
Depreciation and amortization	3,125	2,855
Segment EBITDA – International	$7,102	$(8,049)

(1)          Percent of total net revenues.

(2)          Segment EBITDA Margin.

United States.  United States revenues in the first quarter of 2003 increased approximately $72 million, or 43% compared to the same period in 2002.  The increase arose from our search and marketplace properties, which includes sponsored search services, our network services group, which includes communications properties and Yahoo! Personals, and revenue associated with HotJobs.  United States segment EBITDA in the first quarter of 2003 increased approximately $50 million, or 187% compared to the same period of 2002. The increase is primarily due to the increase in United States revenue, as well as continued efforts to control discretionary spending during the period.

International.  International revenues in the first quarter of 2003 increased approximately $18 million, or 70% compared to the same period in 2002.  The increase was primarily due to overall strength in the European and Asian economies, as well as the Internet market, and an increase in search and marketplace revenues, which includes sponsored search revenues.   International segment EBITDA in the first quarter of 2003 increased approximately $15 million compared to the same period in 2002, primarily as a result of the increase in International revenues and continued efforts to control discretionary spending.

Acquisition

On March 19, 2003, we completed the acquisition of Inktomi Corporation, (“Inktomi”), a provider of original equipment manufacturer (“OEM”) Web search and paid inclusion services.  The acquisition combines Yahoo!’s global audience and Inktomi’s search technology to allow us to create a more relevant, comprehensive and higher quality search offering on the Web.  These factors contributed to a purchase price in excess of the fair value of the Inktomi net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $289.6 million consisted of $272.9 million in cash consideration, approximately $13.4 million of stock options exchanged, and direct transaction costs of approximately $3.3 million.  The value of the stock options was determined based on the average market price of our common stock over the 5-day period prior to and including the date of the acquisition.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair value of Inktomi was as follows (in thousands):

Cash acquired	$44,610
Tangible assets acquired	25,424
Amortizable intangible assets	49,400
Goodwill	218,487
Liabilities assumed	(49,602)
Deferred stock-based compensation	1,287
Total	$289,606

A preliminary estimate of $49.4 million has been allocated to amortizable intangible assets consisting of customer-related intangible assets and developed technology with useful lives not exceeding five years.  A preliminary estimate of $218.5 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price for Inktomi is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Inktomi will change the amount of the purchase price allocable to goodwill.  Liabilities assumed include approximately $12.7 million of restructuring costs associated with the acquisition.

Related Party Transactions

SOFTBANK Corporation, including its consolidated affiliates (“SOFTBANK”), was approximately a 4% stockholder of the Company at March 31, 2003. We have joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors.  Revenues from SOFTBANK accounted for less than 1% and approximately 1% of net revenues during the three months ended March 31, 2003 and 2002, respectively.   We believe contracted prices are comparable to those given to unrelated customers.

In addition, the Company has license agreements with Yahoo! Japan and Yahoo! Korea from which, in each case, we received in excess of $60,000 in royalty payments during 2002.  Pursuant to these license agreements the Company licenses specified uses of the Yahoo! brand and business model to each of Yahoo! Japan and Yahoo! Korea on an exclusive basis in Japan and Korea, respectively, in exchange for licensing fees.  Pursuant to the terms of such license agreements, Yahoo! Japan and Yahoo! Korea pay to the Company 3% of their respective revenues.  Pursuant to the Yahoo! Korea license agreement, the amount payable by Yahoo! Korea to the Company for each quarter cannot be less than $12,500.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of its net recorded amount, an adjustment to the valuation allowance would likely increase stockholders’ equity as substantially all of our net operating losses result from employee stock option deductions.

Accounting for investments in private and publicly-traded securities.  We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We recorded approximately $4 million and $6 million of impairments on the carrying value of privately held equity securities during the three months ended March 31, 2003 and 2002, respectively.

Goodwill Impairment. Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Effective January 1, 2002, we adopted SFAS 142 and performed a transitional test of our goodwill and intangible assets.  Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a goodwill impairment loss of approximately $64 million, which was recorded during the first quarter of 2002 as a cumulative effect of an accounting change in the Company’s consolidated financial statements.  The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.  As of March 31, 2003, goodwill was approximately $635 million.  Any further impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure An Amendment of FASB Statement No. 123.”  SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  We have included the disclosures required by SFAS 148 in Note 1 – “Summary of Significant Accounting Policies.”

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  We have applied the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. Based on our historical experience and estimated probability of future loss, the adoption of FIN 45 did not have a material impact on our results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  We do not expect the adoption of SFAS 149 to have a material impact on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

Three Months Ended

	March 31, 2003	March 31, 2002

Cash provided by operating activities	$98,628	$47,443
Cash provided by (used in) investing activities	45,538	(138,584)
Cash provided by financing activities	23,567	15,694

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years, with the intent to make such funds readily available for operating purposes. We had cash and cash equivalents and investments in marketable debt securities totaling approximately $1.4 billion at March 31, 2003.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, tax benefits from stock options, cumulative effect of accounting change, earnings in equity interests, net investment losses, and other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2003 of approximately $99 million consisted primarily of net income of approximately $47 million adjusted for non-cash items of approximately $46 million and $6 million provided by working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2002 of approximately $47 million consisted primarily of net loss of approximately $54 million adjusted for non-cash items of approximately $33 million, cumulative effect of accounting change of approximately $64 million and approximately $4 million provided by working capital and other activities.

Cash provided by investing activities in the three months ended March 31, 2003 of approximately $46 million was primarily attributable to proceeds from sales and maturities of investments in marketable securities and other investments (net of purchases) of approximately $293 million, partially offset by cash paid (net of cash acquired) for acquisitions of approximately $228 million, and capital expenditures totaling approximately $21 million.  Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to modestly increase in 2003.  Cash used in investing activities in the three months ended March 31, 2002 of approximately $139 million was primarily attributable to cash paid (net of cash acquired) for acquisitions of approximately $189 million and capital expenditures of approximately $7 million, partially offset by proceeds from sales and maturities of marketable securities (net of purchases) of approximately $57 million.

Cash provided by financing activities in the three months ended March 31, 2003 and 2002 of approximately $24 and $16 million, respectively, was primarily due to proceeds from the issuance of common stock.

On April 9, 2003, we completed the sale of $750 million of zero coupon senior convertible notes (the “Notes”) due 2008 in a private offering, which offering resulted in net proceeds of approximately $732 million.  The Notes were issued at par and will bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $41.00 per share, subject to adjustment upon the occurrence of specified events.  Therefore, each $1,000 principal amount of the Notes will initially be convertible into 24.3902 shares of Yahoo! common stock upon the occurrence of specified conditions.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  Yahoo! may not redeem the Notes prior to their maturity.  We intend to use these funds, together with existing cash and investments, for general corporate purposes including potential future acquisitions.

Operating Leases

Operating Leases.  We have entered into various non-cancelable operating lease agreements for our offices throughout the U.S. and for our international subsidiaries with original lease periods ranging up to 13 years and expiring between 2003 and 2012.

In addition, we have entered into various sublease arrangements associated with our excess facilities under the 2001 Restructuring programs. Such subleases have terms extending through 2006 and amounts estimated to be received have been included in determining the restructuring accrual.

Net lease commitments as of March 31, 2003 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Nine months ending December 31, 2003	$23.3	$(6.8)	$16.5
Years ending December 31,
2004	28.2	(6.2)	22.0
2005	24.3	(4.0)	20.3
2006	22.3	(3.2)	19.1
2007	18.4	—	18.4
2008	14.5	—	14.5
Thereafter	96.7	—	96.7

We also have an agreement committing to lease two additional buildings adjacent to the headquarters in Sunnyvale, California.  The buildings are expected to be ready for occupancy in the third quarter of 2003. Upon completion of the building construction, we are committed to a 15 year lease obligation, with annual lease payments under the lease of approximately $5.1 million in year one, approximately $6.7 million in year two, and with incremental increases of 3.5% in each of the following years.  These amounts are included in the table above.  After year one of the lease, we have the right to purchase the buildings for approximately $68.9 million, plus fees, or continue leasing the buildings under the original agreement for the remaining fourteen years.

Investments in Privately-Held Companies.

During 2002, Yahoo! acquired an equity interest of approximately 16% in Zed, a Finnish company and previously wholly-owned subsidiary of a privately-held mobile device services company. Under the terms of the investment agreement, Yahoo! has call options to acquire the remaining interests not owned by Yahoo! or sell back its shares. In addition, Zed has a put option enabling Zed to require Yahoo! to acquire the remaining interests not owned by Yahoo! if Yahoo! exercises its option to buy a majority of Zed’s outstanding shares.  The amount of the purchase price for the remaining equity interests in Zed not held by Yahoo! is not determinable at this time but will be based on an operating performance based valuation of Zed.   Yahoo! is not obligated to purchase additional equity in Zed unless it chooses to exercise the option described above.  As part of the transaction, Yahoo! has agreed to provide up to 4.8 million Euro in additional funding to Zed.  Other than this amount, Yahoo! is not obligated to guarantee any obligations of Zed or to provide any funding to Zed.  Yahoo!’s investment in Zed was immaterial to its condensed consolidated balance sheet as of March 31, 2003.

Other Commitments

In the ordinary course of business, Yahoo! enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond March 31, 2004.

In March 2001, our Board of Directors authorized the repurchase of up to $500 million of Yahoo!’s outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. As of March 31, 2003, we had repurchased 16,458,620 shares of common stock at an average of $9.72 per share for a total amount of approximately $160.0 million. Of the shares repurchased, 16,033,620 shares were purchased from SOFTBANK at an average of $9.67 per share.  Repurchased shares are held in treasury stock.  Treasury stock is accounted for under the cost method.

In March 2003, our Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes us to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of our outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  We may utilize equity instrument contracts to facilitate the repurchase of common stock.

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

We face significant competition from AOL Time Warner (“AOL” or “America Online”) and Microsoft (“Microsoft” or “MSN”). The combination of America Online and Time Warner provides America Online with content from Time Warner’s movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner’s current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo!. In certain of these cases, most notably AOL and MSN, our competition has a direct billing relationship with a greater number of their users through access and other services than we have with our users through certain of our premium services. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users.

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired Inktomi Corporation in March 2003 and have completed several acquisitions (including the acquisition of HotJobs.com in February 2002).  We expect to enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  The acquisitions of HotJobs and Inktomi were accompanied by a number of risks, including:

•                  the difficulty of assimilating the operations and personnel of HotJobs, which are principally located in New York, with and into Yahoo!’s operations, which are headquartered in California;

•                  the potential disruption of our ongoing business and distraction of management;

•                  the difficulty of incorporating HotJobs’ technology or content and rights into our products and media properties and unanticipated expenses related to such integration;

•                  the failure to further successfully develop HotJobs’  or Inktomi’s technology resulting in the impairment of amounts currently capitalized as intangible assets;

•                  the impairment of relationships with employees and customers of HotJobs, Inktomi or our own business as a result of any integration of new management personnel; and

•                  the potential unknown liabilities associated with HotJobs and Inktomi.

We may experience similar risks in connection with our future acquisitions.  We may not be successful in addressing these risks or any other problems encountered in connection with the acquisition of HotJobs and Inktomi or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

Our recent acquisition of Inktomi exposes our business to greater competition in the area of Web search.

In March 2003 we completed our acquisition of Inktomi Corporation, a provider of OEM Web search and paid inclusion services. As a result of our acquisition of Inktomi, we compete directly with other providers of Web search and related search services, including, among others, AltaVista, Fast Search & Transfer (both of which have recently been acquired by Overture), Google and Looksmart.  Some of these competitors may have longer operating histories focusing on providing Web search services on an OEM basis, larger customer or user bases and greater brand recognition for their Web search businesses.  In addition to the general acquisition risks highlighted in these risk factors, other companies with greater operational, strategic or financial resources may choose to enter the Web search or paid inclusion spaces by acquisition or internal development, and may create greater competition for customers and users.

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

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as important to Yahoo!’s success.  Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet.  Further, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. If we are unable to protect our trademarks from authorized use, our brand image may be harmed. While we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. Any impairment of our brand image could cause our stock price to drop. In addition, protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. In turn, this could harm the results of our business and lower our stock price.

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

In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights.  Currently, our subsidiary LAUNCH Media, Inc. (“LAUNCH”) is engaged in a lawsuit regarding copyright issues that commenced prior to our entering into an agreement to acquire LAUNCH.  In the event that we determine that licensing patents or other proprietary rights is appropriate, we cannot guarantee that we will be able to license such proprietary rights on reasonable terms or at all. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. If our stock price and market capitalization decline, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. At March 31, 2003, our goodwill and other amortizable intangible assets were $775.1 million. In the first quarter of 2002, we recorded a transitional impairment charge of $64.1 million as a cumulative effect of an accounting change, resulting from the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Approximately 61% of our net revenues are derived from online advertising. Demand from our current and potential clients for online advertising is difficult to forecast accurately.

For the three months ended March 31, 2003, approximately 61% of our net revenues came from advertisements displayed on our online properties. Our ability to continue to achieve substantial advertising revenue depends upon:

•                  growth of our user base;

•                  broadening our relationships with advertisers to small and medium size businesses;

•                  our user base being attractive to advertisers;

•                  our ability to derive better demographic and other information from our users;

•                  acceptance of the Web by advertisers as an advertising medium; and

•                  our ability to transition and expand into other forms of advertising.

Our agreements with advertisers and sponsors generally have terms of three years or less and, in many cases, the terms are one year or less.  The agreements often have payments contingent on usage or “click-through” levels.  Some of our advertisers are Internet companies, which in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to forecast these revenues accurately. However, our expense levels are based in part on expectations of future revenues and are fixed over the short-term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

If we are unable to continue to provide search and directory capabilities on terms which are acceptable to us, our revenue could significantly decline.

We also generate a significant amount of revenue from our search and directory capabilities through an advertiser’s purchase of an enhanced placement in our results. Yahoo! Sponsor Results, offered through keyword search driven inquiries, is currently provided through an agreement with Overture Services, Inc., (“Overture”) with an initial term ending in April 2005 and options for us to extend until April 2011. For the quarter ended March 31, 2003, our revenues from our agreement with Overture were approximately 19% of our total net revenues. If we are unable to provide search and directory services which generate significant traffic to our Web sites, to continue to secure an arrangement with a third party provider such as Overture on terms which are acceptable to us, or we are unable to develop our own ability to provide this service, our revenue could significantly decline.

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

We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties. These properties, such as Yahoo! Shopping, link users with a network of retailers with whom we have relationships. Through our electronic commerce properties, we do not establish a direct billing relationship with our users as a result of any purchases they may make with the retailers. In addition, a large number of our users currently utilize Yahoo!’s online shopping services simply to gather information for future offline purchases. We will need to effectively induce information gatherers to make purchases in order for our electronic commerce properties to be successful. Finally, the success of our electronic commerce properties will also depend on, among other things, our ability to attract and retain well-known brands among our network of retailers. The revenue that we derive from our electronic commerce properties is typically in the form of a commission paid by the retailer from whom our user purchased a product. Users who had a favorable buying experience with a particular retailer may contact that retailer directly for future purchases rather than through our service. If our users bypass our electronic commerce properties, such as Yahoo! Shopping, and contact retailers directly, we will not receive any revenue for purchases made through such direct contact. Competing providers of online shopping, including merchants with whom we have relationships, may provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services and as a consequence our revenue could decline or we could fail to generate significant revenues from electronic commerce.  In addition, a decrease in the number of users of Yahoo! Shopping could adversely affect demand for our Yahoo! Store service as a means to market and distribute products online, which could negatively impact the amount of revenue we generate from this service.

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

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, and our executive and senior vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations.  If any of these individuals were to leave Yahoo! unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Yahoo!’s chief product officer, chief marketing officer, and senior vice president of Enterprise Solutions departed from Yahoo! during 2002. We may experience similar departures from our domestic or international business units in the future. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options subsequent to their hire date, which will usually vest over a period of four years to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest for a given position, and an employee may be more likely to leave Yahoo!’s employ upon completion of the vesting period for the initial option grant.

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

We believe that maintaining and expanding the Yahoo! brand (and other vertical brands, including Inktomi and HotJobs) is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brands. We will spend increasing amounts of money on, and devote greater resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brands. We may not be able to successfully maintain or enhance consumer awareness of the Yahoo! brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the Yahoo! brands in a cost effective manner, our business, operating results and financial condition would be harmed.

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

Content and Search Service.  Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content that attracts users to our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties such as Reuters. We also obtain important elements of our search service from our relationship with Google. In particular, Yahoo! Broadcast and our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both domestically and abroad, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our revenue.

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

Our failure to manage growth, consolidation and diversification of our business could harm us.

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

In addition, our business has evolved in recent quarters to include, among other initiatives, a variety of fee-based premium services.  Regulation of the Internet, including U.S. and foreign laws and regulations relating to user privacy, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of products and services and intellectual property ownership and infringement, may impact our evolving business in ways we have not yet anticipated.  Such regulation may impose significant additional costs on our business or subject us to additional liabilities.  Additionally, our business relies on our financial reporting and data systems (including our systems for billing users of our fee-based services), which have grown increasingly complex in recent quarters due to acquisitions and the diversification and complexity of our business.  Our ability to operate our business efficiently depends on these systems and if we are unable to adapt to these changes, our business will be adversely affected.

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

Due to the nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate Web transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.

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

We issued $750 million of zero coupon senior convertible notes due 2008 which we may not be able to repay in cash and could result in dilution of our earnings per share.

In April 2003, we issued $750 million of zero coupon senior convertible notes due April 1, 2008.  Each $1,000 principal amount of the notes is convertible into 24.3902 shares of our common stock prior to April 1, 2008 if the sale price of our common stock issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred.  We may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity.  We may choose to pay the purchase price of the notes in cash, shares of our common stock, shares of common stock of the surviving corporation, or a combination of cash and shares of the applicable common stock.  We may not have enough cash on hand or have the ability to access cash to pay the notes if presented on a fundamental change or at maturity.  In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of 2003, the closing sale prices of our common stock on the Nasdaq ranged from $17.54 to $24.76 per share and the closing sale price on May 13, 2003 was $27.22 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Terrorist attacks and the recent outbreak of hostilities in Iraq have contributed to economic instability in the United States and Internationally, which could lead to reduced advertising spending by our customers.

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope, and in March 2003, the United States became involved in hostilities with Iraq. These events, coupled with political instability elsewhere in the world have caused volatility in the financial markets and uncertainty in the global economy.  Under these circumstances, there is a risk that our existing and potential customers may decrease spending, particularly for marketing services.  Because marketing services continue to constitute a majority or our revenues, any such decrease in expenditures could materially and adversely affect our operating results and financial condition.  In addition, the political and economic conditions described above may contribute to increased volatility in stock prices, which may cause our stock price to decline.

Special note regarding forward-looking statements.

Some of the statements in this Report constitute forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology.   This Report includes, among others for fiscal 2003, statements regarding our:

•                  revenues for marketing services, fees and listings;

•                  primary operating costs and expenses;

•                  amortization of intangibles;

•                  estimated goodwill from the Inktomi acquisition;

•                  capital expenditures;

•                  use of funds from the sale of convertible notes, together with cash and investments;

•                  operating lease arrangements;

•                  evaluation of possible acquisitions of, or investments in business, products and technologies; and

•                  existing cash and investments being sufficient to meet operating requirements.

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those listed in these “Risk Factors” and elsewhere in this Report.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this Report to conform them to actual results.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2003 we had investments in debt securities with maturities less than one year of approximately $666 million. Such investments had a weighted-average yield of approximately 1.34%. Investments in debt securities with maturities between one and five years of approximately $530 million had a weighted-average yield of approximately 3.35%.

Foreign Currency Risk.  International revenues from our foreign subsidiaries accounted for approximately 16% of total revenues during the three months ended March 31, 2003. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three months ended March 31, 2003 was not material.

Investment Risk.   We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. Since our initial investment, certain of these investments in privately held companies have become marketable equity securities upon the investees completing initial public offerings.  Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and are recorded as long-term investments. For these investments in public and privately-held companies, our policy is to monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and reductions in carrying value when necessary.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2003, net unrealized gains of $14.5 million on these investments have been recorded net of deferred taxes of $5.8 million as a separate component of stockholders’ equity.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of March 31, 2003, we had available-for-sale equity investments with a fair value of $2.4 million and a cost basis of $4.1 million. The net unrealized losses of $1.7 million have been recorded net of deferred taxes of $0.6 million as a separate component of stockholders’ equity and gains on derivatives of $0.5 million have been recorded in other income, net on the condensed consolidated statement of operations. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, our disclosure committee carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Terry S. Semel, and Chief Financial Officer, Susan L. Decker, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, Mr. Semel and Ms. Decker concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality of the information contained in, and timeliness of, the Company’s public disclosures complies with its SEC disclosure obligations.

Changes in Controls and Procedures

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, third parties assert patent infringement claims against Yahoo! in the form of letters, lawsuits, and other forms of communication.  Currently, we or our acquired subsidiaries, are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

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

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse to Yahoo! or our subsidiaries, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  The Company’s acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of the Company.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  The Company and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  The lawsuit is still in the preliminary, discovery phase and the Company does not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation.  The range of possible resolutions of the LAUNCH litigation could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company’s financial position, results of operations or cash flows.  An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.

Item 2.  Changes in Securities and Use of Proceeds

During the three months ended March 31, 2003, we issued 214,142 shares of common stock (the “Shares”) in connection with our acquisition of Innovative Systems Services Group, Inc. ("ISSG") in November 1999.  The Shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended, and pursuant to the agreement to acquire ISSG, we have agreed to register the resale of these Shares on a Registration Statement on Form S-3.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

a.                         Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
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
4.8

Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference).

4.9

Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference).

4.10	Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K).
10.36*	Employment Letter, dated as of March 20, 2003 between the Registrant and Gregory Coleman.
99.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 14, 2003

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

b.             Reports on Form 8-K:

On January 8, 2003, the Company filed an amended report on Form 8-K/A (amending the report on Form 8-K filed on December 24, 2002) which included the Agreement and Plan of Merger dated December 22, 2003 by and among Yahoo!, December 2002 Acquisition Corp., and Inktomi Corporation.

On January 16, 2003, the Company filed a report on Form 8-K which announced Yahoo!’s financial results for the year ended December 31, 2002 and certain other information. A copy of Yahoo!’s press release announcing the results and certain other information was attached and incorporated by reference therein.

On February 13, 2003, the Company filed a report on Form 8-K which included the unaudited pro forma combined condensed financial statements related to the merger of Inktomi and Yahoo!.

On March 24, 2003, the Company filed an amended report on Form 8-K/A which amended the report on Form 8-K filed on February 13, 2003.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

	By:	/s/ Susan L. Decker
Dated: May 14, 2003		Susan L. Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICIA CUTHBERT
Dated: May 14, 2003		Patricia Cuthbert Vice President and Corporate Controller (Principal Accounting Officer)

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ Terry S. Semel
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003	By:	/s/ Susan L. Decker
Susan L. Decker Chief Financial Officer

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
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
4.8

Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference).

4.9

Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference).

4.10	Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K).
10.36*	Employment Letter, dated as of March 20, 2003 between the Registrant and Gregory Coleman.
99.1*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 14, 2003

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.