Form 10-Q
period 2003-06-30
YAHOO INC
filed 2003-08-01
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2003
Common stock, $0.001 par value	610,116,199

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net revenues	$321,406	$225,792	$604,354	$418,457
Costs and expenses:
Cost of revenues	46,842	41,708	89,974	79,529
Sales and marketing	122,218	110,015	235,906	206,161
Product development	45,687	35,162	82,371	67,944
General and administrative	34,125	25,437	62,845	52,106
Amortization of intangibles	9,762	5,952	15,509	9,374
Total costs and expenses	258,634	218,274	486,605	415,114
Income from operations	62,772	7,518	117,749	3,343

Other income, net	20,335	29,228	42,594	51,897
Minority interests in operations of consolidated subsidiaries	(1,126)	139	(3,034)	351
Income before income taxes and cumulative effect of accounting change	81,981	36,885	157,309	55,591
Provision for income taxes	31,153	15,491	59,778	23,722
Income before cumulative effect of accounting change	50,828	21,394	97,531	31,869
Cumulative effect of accounting change	—	—	—	(64,120)
Net income (loss)	$50,828	$21,394	$97,531	$(32,251)

Net income (loss) per share—basic:
Income before cumulative effect of accounting change	$0.08	$0.04	$0.16	$0.05
Cumulative effect of accounting change	—	—	—	(0.10)

Net income (loss) per share—basic	$0.08	$0.04	$0.16	$(0.05)

Net income (loss) per share—diluted:
Income before cumulative effect of accounting change	$0.08	$0.03	$0.16	$0.05
Cumulative effect of accounting change	—	—	—	(0.10)

Net income (loss) per share—diluted	$0.08	$0.03	$0.16	$(0.05)

Shares used in per share calculation—basic	604,018	598,740	600,330	592,809

Shares used in per share calculation—diluted	628,577	615,542	622,183	612,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	June 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,075,582	$310,972
Short-term investments in marketable securities	497,400	463,204
Accounts receivable, net	142,372	113,612
Prepaid expenses and other current assets	103,407	82,216
Total current assets	1,818,761	970,004

Long-term investments in marketable securities	744,237	763,408
Property and equipment, net	371,794	371,272
Goodwill	636,434	415,225
Intangible assets, net	130,939	96,252
Other assets	219,356	174,020
Total assets	$3,921,521	$2,790,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,086	$18,738
Accrued expenses and other current liabilities	302,640	257,575
Deferred revenue	155,997	135,501
Total current liabilities	477,723	411,814

Long-term debt	750,000	—
Other liabilities	102,374	84,540
Minority interests in consolidated subsidiaries	34,591	31,557
Stockholders’ equity:
Common stock	624	611
Additional paid-in capital	2,621,560	2,430,222
Treasury stock	(159,988)	(159,988)
Retained earnings (accumulated deficit)	90,038	(7,493)
Accumulated other comprehensive income (loss)	4,599	(1,082)
Total stockholders’ equity	2,556,833	2,262,270
Total liabilities and stockholders’ equity	$3,921,521	$2,790,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

Six Months Ended

	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$97,531	$(32,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,576	50,431
Tax benefits from stock options	49,645	20,756
Cumulative effect of accounting change	—	64,120
Earnings in equity interests	(19,730)	(9,800)
Minority interests in operations of consolidated subsidiaries	3,034	(351)
Non-cash (gains) losses and impairments from investments	5,968	(3,101)
Other non-cash charges	3,045	6,776
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(23,529)	(3,526)
Prepaid expenses and other assets	(3,965)	23,874
Accounts payable	(405)	(67)
Accrued expenses and other liabilities	(933)	(10,613)
Current deferred revenue	16,514	14,577
Long-term deferred revenue	—	30,000
Net cash provided by operating activities	190,751	150,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(41,273)	(21,588)
Purchases of marketable securities	(666,178)	(543,037)
Proceeds from sales and maturities of marketable securities	650,499	495,745
Acquisitions, net of cash acquired	(228,318)	(189,168)
Purchases of other investments	(6,274)	—
Proceeds from the sales of other investments	—	687
Net cash used in investing activities	(291,544)	(257,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	733,125	—
Proceeds from issuance of common stock, net	128,611	35,699
Net cash provided by financing activities	861,736	35,699
Effect of exchange rate changes on cash and cash equivalents	3,667	1,796
Net change in cash and cash equivalents	764,610	(69,041)
Cash and cash equivalents at beginning of period	310,972	372,632
Cash and cash equivalents at end of period	$1,075,582	$303,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Common stock
Balance, beginning of period	$614	$601	$611	$581
Common stock issued	10	5	13	25
Balance, end of period	624	606	624	606

Additional paid-in capital
Balance, beginning of period	2,485,343	2,309,215	2,430,222	2,067,410
Common stock issued	105,034	19,999	131,931	261,202
Compensation expense on option grants	891	1,120	1,465	6,741
Tax benefit on stock options	30,292	13,592	49,369	12,501
Other	—	—	8,573	(3,928)
Balance, end of period	2,621,560	2,343,926	2,621,560	2,343,926

Treasury stock
Balance, beginning of period	(159,988)	(59,988)	(159,988)	(59,988)
Balance, end of period	(159,988)	(59,988)	(159,988)	(59,988)

Retained earnings (accumulated deficit)
Balance, beginning of period	39,210	(103,953)	(7,493)	(50,308)
Net income (loss)	50,828	21,394	97,531	(32,251)
Balance, end of period	90,038	(82,559)	90,038	(82,559)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(4,285)	(6,061)	(1,082)	9,322
Net unrealized gains (losses) on securities	2,593	(529)	(377)	(12,380)
Foreign currency translation adjustments	6,291	3,468	6,058	(64)
Balance, end of period	4,599	(3,122)	4,599	(3,122)

Total stockholders’ equity	$2,556,833	$2,198,863	$2,556,833	$2,198,863

Other comprehensive income (loss)
Net income (loss)	$50,828	$21,394	$97,531	$(32,251)
Other comprehensive loss:
Net unrealized gains (losses) on securities	2,593	(529)	(377)	(12,380)
Foreign currency translation adjustment	6,291	3,468	6,058	(64)
Comprehensive income (loss)	$59,712	$24,333	$103,212	$(44,695)

	Number of Shares
Common stock
Balance, beginning of period	597,817	596,015	594,860	575,520
Common stock issued	9,533	4,488	12,490	24,983

Balance, end of period	607,350	600,503	607,350	600,503

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

Periodically, the Company engages in barter transactions for marketing services. Barter revenue is recognized over the periods in which the Company completes its obligations under the arrangement.  Barter revenues represented less than 1% of total revenues each for the three and six months ended June 30, 2003, compared to approximately 2% of total revenues each for the three and six months ended June 30, 2002.  During the three and six months ended June 30, 2003, the Company delivered approximately 1.3 billion and 1.5 billion impressions, respectively, under barter arrangements where fair value was not determinable under EITF 99-17 and, accordingly, revenue was not recognized, compared to approximately 1.4 billion and 2.8 billion impressions for the three and six months ended June 30, 2002, respectively.

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

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For the three and six month period ended June 30, 2003, potential common shares of 24.6 million and 21.9 million, respectively, were included in the computation and were related to shares issuable upon the exercise of stock options.  For the three month period ended June 30, 2003, the 18.3 million common shares issuable under the terms of the zero coupon senior convertible notes that the Company issued in April 2003 have not been included in potential common shares as the conversion of the notes is subject to certain contingencies that have not yet been met. For the three month period ended June 30, 2002, potential common shares of 16.8 million were included in the computation and were related to shares issuable upon the exercise of stock options.  For the six month period ended June 30, 2002, potential common shares related to shares issuable upon the exercise of stock options of 20.0 million were not included in the computation because they were anti-dilutive.

Stock-Based Compensation.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss)
As reported	$50,828	$21,394	$97,531	$(32,251)
Stock compensation expense, net of tax	(77,864)	(106,660)	(143,097)	(254,590)
Pro forma	$(27,036)	$(85,266)	$(45,566)	$(286,841)

Net income (loss) per share:
As reported - basic	$0.08	$0.04	$0.16	$(0.05)
Pro forma - basic	$(0.04)	$(0.14)	$(0.08)	$(0.48)

As reported - diluted	$0.08	$0.03	$0.16	$(0.05)
Pro forma - diluted	$(0.04)	$(0.14)	$(0.08)	$(0.48)

Pro forma diluted net loss per share for the three and six months ended June 30, 2003 is computed excluding potential common shares of 24.6 million and 21.9 million, respectively, as the effect is anti-dilutive.  Pro forma diluted net loss per share for the three months ended June 30, 2002 is computed excluding potential common shares of 16.8 million, as the effect is anti-dilutive. Diluted net loss per share and pro forma diluted net loss per share for the six months ended June 30, 2002 are computed excluding potential common shares of 20.0 million, as the effect is anti-dilutive.

The Company recorded compensation expense in the amount of $0.9 million, and $1.1 million in the three months ended June 30, 2003 and 2002, respectively.  The Company recorded compensation expense in the amount of $1.5 million, and $6.7 million in the six months ended June 30, 2003 and 2002, respectively.          As of June 30, 2003, approximately $2.0 million remains to be amortized over the remaining vesting periods of the options.

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

Note 3—Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus are not expected to have a significant effect on the Company’s results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  The Company is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  The Company does not expect the adoption of SFAS 149 to have a material impact on its financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The Company does not anticipate that the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

Note 4—Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

	United States	International	Total

Balance at December 31, 2002	$327,082	$88,143	$415,225
Acquisitions and other (1)	217,100	4,109	221,209
Balance at June 30, 2003	$544,182	$92,252	$636,434

(1)                                  Other primarily includes certain purchase price adjustments that effect existing goodwill. See also Note 9—Acquisition.

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

Note 5—Intangible Assets, Net

(in thousands)

	June 30, 2003			December 31, 2002
	Gross carrying amount	Accumulated amortization	Net	Net

Trademarks	$57,100	$(12,488)	$44,612	$48,894
Customer-related intangible assets	76,230	(21,540)	54,690	38,605
Developed technology	34,600	(3,757)	30,843	7,161
Content and other	4,956	(4,162)	794	1,592

Total	$172,886	$(41,947)	$130,939	$96,252

The intangible assets are all amortizable and have original estimated useful lives as follows: Trademarks—four to seven years; Customer-related intangible assets—one to seven years; Developed technology—three to five years; Content and other—two to three years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: Six months ending December 31, 2003: $18.4 million; Years ending December 31, 2004: $28.6 million; 2005: $23.6 million; 2006: $22.8 million; and 2007: $21.0 million.

Note 6—Restructuring Costs

During 2001, the Company announced restructuring programs to balance its investment in growth areas with the desire to modify its near-term business plan to reflect an economic and capital market slowdown. These restructuring programs included a charge for worldwide workforce reductions of approximately $15.1 million and consolidation of excess facilities and other charges of approximately $42.3 million, which were classified as operating expenses in 2001.  If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $5.0 million.

A summary of the restructuring accrual during the six months ended June 30, 2003 is as follows (in thousands):

	Restructuring Accrual at December 31, 2002	Cash Payments	Restructuring Accrual at June 30, 2003

Consolidation of excess facilities and other charges	$11,745	$(2,481)	$9,264

The restructuring accrual is included on the balance sheet in accrued expenses and other liabilities. The accrual related to the workforce reduction was paid by December 31, 2002. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012.

Note 7—Long-Term Debt

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of approximately $17 million, which have been deferred and are included on the balance sheet in other assets.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $41.00 per share, which would result in an aggregate of 18.3 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 24.3902 shares of Yahoo! common stock prior to April 1, 2008 if the sale price of our common stock issuable upon conversion of the Notes reaches a specified threshold for a defined period of time or specified corporate transactions have occurred.  The specified thresholds for conversion prior to the maturity date are (1) the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110% of the conversion price on that 30th trading day, and (2) during the period beginning January 1, 2008 through the maturity date, the closing sale price of the Company’s common stock on the previous trading day was 110% or more of the then current conversion price.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  The Company may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity.  Yahoo! may not redeem the Notes prior to their maturity.

Note 8—Stockholders’ Equity

Stock Repurchase Program.  In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. In March 2003, the Company’s Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes the Company to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  The Company may utilize equity instrument contracts to facilitate the repurchase of common stock.  From March 2001 through June 30, 2003, the Company had repurchased 16,458,620 shares of common stock at an average of $9.72 per share for a total amount of approximately $160 million. Of the shares repurchased, 16,033,620 shares were purchased from SOFTBANK at an average of $9.67 per share.  No shares were repurchased during the six months ended June 30, 2003.  Treasury stock is accounted for under the cost method.

Note 9—Acquisition

On March 19, 2003, the Company completed the acquisition of Inktomi Corporation, (“Inktomi”), a provider of original equipment manufacturer Web search and paid inclusion services.  The acquisition combined Yahoo!’s global audience and Inktomi’s search technology to allow the Company to create a more relevant, comprehensive and higher quality search offering on the Web.  These factors contributed to a purchase price in excess of the fair value of the Inktomi net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$44,610
Other tangible assets acquired	26,990
Amortizable intangible assets	49,400
Goodwill	216,921
Liabilities assumed	(49,602)
Deferred stock-based compensation	1,287
Total	$289,606

Amortizable intangible assets consist of customer-related intangible assets and developed technology with useful lives not exceeding five years.  A preliminary estimate of $216.9 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for Inktomi is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Inktomi will change the amount of the purchase price allocable to goodwill.  Liabilities assumed includes approximately $12.7 million of restructuring costs associated with the acquisition.

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

	Six Months Ended
	June 30, 2003	June 30, 2002

Net revenues	$619,285	$470,921
Income (loss) before cumulative effect of accounting change	$96,507	$(83,255)
Net income (loss)	$96,507	$(147,375)

Net income (loss) per share — basic:
Income (loss) per share before cumulative effect of accounting change	$0.16	$(0.14)
Net income (loss) per share	$0.16	$(0.25)
Net income (loss) per share— diluted:
Income (loss) per share before cumulative effect of accounting change	$0.16	$(0.14)
Net income (loss) per share	$0.16	$(0.25)

Note 10—Segment Information

The Company manages its business geographically. The Company’s primary areas of measurement and decision-making are the United States and International. The Company’s management relies on an internal management reporting process that provides revenue and segment information for making financial decisions and allocating resources. Segment operating income before depreciation and amortization includes income (loss) from operations before amortization of intangibles and depreciation.  Segment operating income before depreciation and amortization (previously referred to as “Segment EBITDA”) for prior years has been reclassified to include stock compensation expense, consistent with the current year presentation.  Management believes that segment operating income before depreciation and amortization is an appropriate measure of evaluating the operating performance of the Company’s segments. However, segment operating income before depreciation and amortization should be considered only in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three and six months ended June 30, 2003 and 2002.

Summarized information by segment is as follows (in thousands):

	Three Months Ended,		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net revenues by segment:
United States	$271,345	$187,465	$509,891	$354,077
International	50,061	38,327	94,463	64,380
Total net revenues	$321,406	$225,792	$604,354	$418,457

	Three Months Ended,		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Segment operating income (loss) before depreciation and amortization:
United States	$90,555	$38,554	$167,503	$65,383
International	6,720	(3,560)	13,822	(11,609)
Total segment operating income before depreciation and amortization	$97,275	$34,994	$181,325	$53,774

Segment operating income before depreciation and amortization reconciliation:
Income from operations	$62,772	$7,518	$117,749	$3,343
Depreciation and amortization	34,503	27,476	63,576	50,431
Segment operating income before depreciation and amortization	$97,275	$34,994	$181,325	$53,774

Operating income (loss) before depreciation and amortization by segment reconciliations:

United States
Income from operations	$60,472	$13,874	$111,472	$20,603
Depreciation and amortization	30,083	24,680	56,031	44,780
Segment operating income before depreciation and amortization – United States	$90,555	$38,554	$167,503	$65,383

International
Income (loss) from operations	$2,300	$(6,356)	$6,277	$(17,260)
Depreciation and amortization	4,420	2,796	7,545	5,651
Segment operating income (loss) before depreciation and amortization – International	$6,720	$(3,560)	$13,822	$(11,609)

Capital expenditures, net:
United States	$16,372	$13,279	$32,370	$19,792
International	4,398	1,022	8,903	1,796
Total consolidated capital expenditures, net	$20,770	$14,301	$41,273	$21,588

	June 30, 2003	December 31, 2002
Long-lived assets:
United States	$1,224,455	$919,667
International	134,068	137,102
Total consolidated long-lived assets	$1,358,523	$1,056,769

The amounts above include property and equipment information, which is based on the physical location of the assets.

The following table presents net revenues for groups of similar services (in thousands):

	Three Months Ended,		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Marketing services	$219,198	$151,710	$409,163	$289,385
Fees	69,926	49,063	133,655	88,609
Listings	32,282	25,019	61,536	40,463
Total net revenues	$321,406	$225,792	$604,354	$418,457

Revenues from the Company’s agreement with Overture Services, Inc. (“Overture”) are included in marketing services, and amounted to approximately 20% and 11% of total net revenues for the three months ended June 30, 2003 and 2002, respectively, and approximately 20% and 11% of total net revenues for the six months ended June 30, 2003 and 2002, respectively (See Note 12 – Subsequent Event).

Note 11—Commitments and Contingencies

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

Net lease commitments as of June 30, 2003 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Six months ending December 31, 2003	$16.3	$(4.6)	$11.7
Years ending December 31,
2004	28.8	(6.2)	22.6
2005	24.3	(4.0)	20.3
2006	22.3	(3.2)	19.1
2007	18.4	—	18.4
2008	14.5	—	14.5
Thereafter	96.7	—	96.7

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

Investment in Privately-Held Company.  During 2002, the Company acquired an equity interest of approximately 16% in Sonera zed OY (“Zed”), a Finnish company and previously wholly-owned subsidiary of a publicly-held telecommunications company. Under the terms of the investment agreement, the Company has call options to acquire the remaining interests not owned by the Company and a put option to sell back its shares.  In addition, Zed has a put option enabling Zed to require the Company to acquire the remaining interests not owned by the Company if the Company exercises its option to buy a majority of Zed’s outstanding shares.  The amount of the purchase price for the remaining equity interests in Zed not held by the Company under these options is not determinable at this time but will be based on an operating performance based valuation of Zed.  The Company is not obligated to purchase additional equity in Zed unless it chooses to exercise the option described above.  As part of the transaction, the Company has agreed to provide up to 4.8 million Euro in additional funding to Zed.  Other than this amount, the Company is not obligated to guarantee any obligations of Zed or to provide any funding to Zed.  The Company’s investment in Zed was immaterial to its condensed consolidated balance sheet as of June 30, 2003.

Other Commitments.  In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond June 30, 2004.

In connection with Company’s commercial agreements, Yahoo! provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains directors and officers insurance which may cover certain liabilities arising from directors and officers indemnifications.  Many of these indemnifications provided by the Company do not have stipulated maximum liabilities, therefore the Company is not able to develop a reasonable estimate of the maximum liabilities.  To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

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

Note 12—Subsequent Event

On July 14, 2003, Yahoo! announced the signing of a definitive agreement to acquire Overture, a provider of commercial search services on the Internet.  Under the terms of the agreement, each outstanding share of Overture will be exchanged for 0.6108 shares of Yahoo! common stock and $4.75 in cash, which amounts to approximately $0.3 billion in aggregate cash on the date of the announcement, and together with stock options exchanged and direct transaction costs will result in an aggregate purchase price of approximately $1.6 billion.  The transaction is subject to customary closing conditions, including regulatory approval and the approval of Overture’s stockholders, and is expected to be completed in the fourth quarter of 2003.

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

Results of Operations

Net Revenues

Net revenues by groups of similar service were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2003	(1)	June 30, 2002	(1)	June 30, 2003	(1)	June 30, 2002	(1)

Marketing services	$219,198	68%	$151,710	67%	$409,163	68%	$289,385	69%
Fees	69,926	22%	49,063	22%	133,655	22%	88,609	21%
Listings	32,282	10%	25,019	11%	61,536	10%	40,463	10%
Total net revenues	$321,406	100%	$225,792	100%	$604,354	100%	$418,457	100%

(1)                                  Percent of net revenues

Marketing Services Revenues.  Marketing services revenues are primarily generated from the sale of banner, sponsorship, and text-link advertisements, including sponsored search services primarily provided through our agreement with Overture Services, Inc. (“Overture”), and transactions revenues.  Marketing services revenues for the second quarter of 2003 increased by $67 million, or 44%, as compared to the same period in 2002.  This increase resulted primarily from our global sponsored search services, which increased approximately $45 million for the three months ended June 30, 2003, as well as increases in overall growth in the balance of Yahoo!’s global marketing services revenues of approximately $14 million, and incremental revenue from Inktomi of approximately $8 million, which was acquired in the first quarter of 2003.  Marketing services revenues for the six months ended June 30, 2003 increased by $120 million, or 41%, as compared to the same period in 2002.  This increase resulted primarily from our global sponsored search services, which increased approximately $81 million for the six months ended June 30, 2003, as well as increases in overall growth in the balance of Yahoo!’s global marketing services revenues of approximately $30 million, and incremental revenue from Inktomi of approximately $9 million.

The total number of impressions and click-throughs delivered under advertising arrangements, excluding barter arrangements, in the three months ended June 30, 2003 increased by approximately 59% on a combined basis as compared to the three months ended June 30, 2002, while the average price yield per impression and click-through delivered, also on a combined basis, declined approximately 2% for the same period.  The total number of impressions and click-throughs delivered under advertising arrangements, excluding barter arrangements, in the six months ended June 30, 2003 increased by approximately 67% on a combined basis as compared to the six months ended June 30, 2002, while the average price yield per impression and click-through delivered, also on a combined basis, declined approximately 11% for the same period.  The increase in volume and decrease in average price per unit primarily resulted from the addition of smaller-sized, lower-priced advertising units to certain of the Company’s properties, which increased available inventory for sale and also resulted in a lower average price per unit.  During the period, the Company’s focus remained on obtaining overall advertising dollars rather than maximizing price per unit or impression.  During the three months ended June 30, 2003 and 2002, revenues from our agreement with Overture accounted for approximately 20% and 11% of total net revenues, respectively.  During the six months ended June 30, 2003 and 2002, revenues from our agreement with Overture accounted for approximately 20% and 11% of total net revenues, respectively.

Fees Revenues.  Fees revenues consist of revenues generated from a variety of consumer and business fee-based services we provide. These services primarily include SBC Yahoo! DSL and SBC Yahoo! Dial, Yahoo! Personals, Small Business Services, Yahoo! Mail and Yahoo! Enterprise Solutions.  Fees revenues for the second quarter of 2003 increased $21 million, or 43% as compared to the same period in 2002.  Of this increase, approximately $13 million is attributable to our consumer services offerings and approximately $9 million is attributable to our network services offerings.  Fees revenues for the six months ended June 30, 2003 increased $45 million, or 51% as compared to the same period in 2002.  The increase was primarily driven by the growth in our paying relationships for Yahoo!’s premium services.  Of this increase, approximately $22 million is attributable to our consumer services offerings and approximately $22 million is attributable to our network services offerings.

Listings Revenues.  Listings revenues consist of revenues generated from a variety of consumer and business listings-based services we provide.  These services primarily include access to the HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other Search and Directory services.  Listings revenues for the second quarter of 2003 increased approximately $7 million, or 29% compared to the same period in 2002 primarily due to an increase in our search and marketplace services revenues.  Listings revenues for the six months ended June 30, 2003 increased approximately $21 million, or 52% compared to the same period in 2002.  This increase was primarily driven by the incremental contribution in revenue of approximately $12 million from HotJobs (excluding Resumix, which is included in fees revenues), as well as approximately $8 million in increases in our search and marketplace services revenues.

Overall, we currently expect total combined revenues for marketing services, fees, and listings for 2003 to increase in absolute dollars as compared to 2002.

Costs and Expenses:

Primary operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2003	(1)	June 30, 2002	(1)	June 30, 2003	(1)	June 30, 2002	(1)

Cost of revenues	$46,842	15%	$41,708	18%	$89,974	15%	$79,529	19%
Sales and marketing	122,218	38%	110,015	49%	235,906	39%	206,161	49%
Product development	45,687	14%	35,162	16%	82,371	14%	67,944	16%
General and administrative	34,125	11%	25,437	11%	62,845	10%	52,106	12%

(1)                                  Percent of net revenues

Cost of Revenues.  Cost of revenues consists of the expenses associated with the production and usage of the Yahoo! network. These costs primarily consist of fees paid to third parties for content included on our online media properties, Internet connection charges, equipment depreciation, technology license fees and compensation related expenses.

Cost of revenues in the second quarter of 2003 increased by approximately $5 million, or 12%, as compared to the same period of 2002.  Cost of revenues for the six months ended June 30, 2003 increased by approximately $10 million, or 13%, as compared to the same period of 2002.  The increases for both the three and six month periods were due to increased costs associated with greater network usage, premium services and content.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses in the second quarter of 2003 increased approximately $12 million, or 11%, as compared to the same period in 2002, primarily as a result of increases in marketing spending of approximately $9 million.  Sales and marketing expenses for the six months ended June 30, 2003 increased approximately $30 million, or 14%, as compared to the same period in 2002, as a result of increases in marketing spending of approximately $17 million, and compensation-related expenses of approximately $12 million.

Product Development.  Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

Product development expenses in the second quarter of 2003 increased approximately $11 million, or 30%, as compared to the same period of 2002.  Product development expenses for the six months ended June 30, 2003 increased approximately $14 million, or 21%, as compared to the same period of 2002.  The increases for both the three and six month periods are the result of increases in our total compensation expense related to engineers that develop and enhance properties and services throughout the Yahoo! network.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses in the second quarter of 2003 increased approximately $9 million, or 34%, as compared to the same period of 2002.  General and administrative expenses for the six months ended June 30, 2003 increased approximately $11 million, or 21%, as compared to the same period of 2002.  The increases for both the three and six month periods are primarily attributable to increases professional services expenses of approximately $6 million and $9 million, respectively.

Overall, we currently expect total combined primary operating costs and expenses for 2003 to increase in absolute dollars as compared to 2002.

Amortization of Intangibles.  From time to time we have purchased, and expect to continue purchasing, assets or businesses which may result in the creation of amortizable intangible assets.

Amortization of intangibles expense was approximately $10 million for the second quarter of 2003, or 3% of net revenues, compared to approximately $6 million, or 3% of net revenues for the second quarter of 2002.  Amortization of intangibles expense was approximately $16 million for the six months ended June 30, 2003, or 3% of net revenues, compared to approximately $9 million, or 2% of net revenues for the six months ended June 30, 2002.  The increase in amortization of intangibles is primarily the result of the additional amortizable intangibles acquired in conjunction with the Inktomi acquisition during the first quarter of 2003.

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

We currently expect that amortization of intangibles for 2003 will increase in absolute dollars as compared to 2002.

Restructuring Costs.  During 2001, we announced restructuring programs to balance our investment in growth areas with the desire to modify our near-term business plan to reflect an economic and capital market slowdown. These restructuring programs included worldwide workforce reductions of approximately $15 million and consolidation of excess facilities and other charges of approximately $42 million, which were classified as operating expenses in 2001.

A summary of the restructuring accrual during the six months ended June 30, 2003 is as follows (in thousands):

	Restructuring Accrual at December 31, 2002	Cash Payments	Restructuring Accrual at June 30, 2003

Consolidation of excess facilities and other charges	$11,745	$(2,481)	$9,264

The restructuring accrual is included on the balance sheet in accrued expenses and other liabilities. The accrual related to the workforce reduction was paid by December 31, 2002. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended,		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Interest and investment income	$12,194	$16,465	$22,951	$34,798
Investment gains (losses), net	(2,282)	4,906	(1,630)	3,013
Contract termination proceeds, net	—	—	750	2,504
Earnings in equity interests	10,001	5,500	19,730	9,800
Other	422	2,357	793	1,782
Total other income, net	$20,335	$29,228	$42,594	$51,897

Other income, net was approximately $20 million and $29 million, respectively, for the three months ended June 30, 2003 and 2002. Other income, net was approximately $43 million and $52 million, respectively, for the six months ended June 30, 2003 and 2002.  The $4 million and $12 million decreases in interest and investment income for the three and six months ended June 30, 2003, respectively, were primarily related to our investments in debt securities and an overall decline in interest rates, and were offset by increases as a result of earnings in our equity interests of $5 million and $10 million, respectively, primarily related to our investment in Yahoo! Japan.      Investment gains (losses), net for the three months ended June 30, 2003 included an impairment of approximately $3 million on privately held equity investments.  Investment gains (losses), net for the six months ended June 30, 2003 included a gain of approximately $5 million on the sale of investments, offset by impairment of approximately $7 million on privately held equity investments.  Investment gains (losses), net for the three months ended June 30, 2002 included a gain of approximately $4 million on the sale of investments.  Investment gains (losses), net for the six months ended June 30, 2002 included an impairment of approximately $6 million on privately held equity investments, offset by a gain of approximately $8 million on the sale of investments.

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

Minority interests in income from operations of consolidated subsidiaries was an expense of approximately $1.1 million and income of $0.1 million for the three months ended June 30, 2003 and 2002, respectively.  Minority interests in income from operations of consolidated subsidiaries was an expense of approximately $3.0 million and income of $0.4 million for the six months ended June 30, 2003 and 2002, respectively.  The change was due to income in Europe, compared to losses in Europe in the same period of the prior year, as well as increased income in Korea.

Income Taxes.  The provision for income taxes for the three and six months ended June 30, 2003 differs from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit is provided and nontaxable equity earnings from certain investments. For the three and six months ended June 30, 2002, the provision for income taxes differed from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit is provided, the recognition of certain capital loss carryforward benefits, nontaxable earnings from certain investments, and non-deductible stock-based compensation charges.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation and amortization for making financial decisions and allocating resources. Segment operating income before depreciation and amortization includes income (loss) from operations before amortization of intangibles and depreciation.  Segment operating income before depreciation and amortization (previously referred to as “Segment EBITDA”) for prior years has been reclassified to include stock compensation expense, consistent with the current year presentation.  Management believes that segment operating income before depreciation and amortization is an appropriate measure of evaluating the operating performance of the Company’s segments. However, segment operating income before depreciation and amortization should be considered only in addition to, not as a substitute for or superior to, operating income, cash flows or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three and six months ended June 30, 2003 and 2002.

Summarized information by segment is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	(1)	2002	(1)	2003	(1)	2002	(1)

Net revenues by segment:
United States	$271,345	84%	$187,465	83%	$509,891	84%	$354,077	85%
International	50,061	16%	38,327	17%	94,463	16%	64,380	15%
Total net revenues	$321,406	100%	$225,792	100%	$604,354	100%	$418,457	100%

Segment operating income (loss) before depreciation and amortization:

		(2)		(2)		(2)		(2)

United States	$90,555	33%	$38,554	21%	$167,503	33%	$65,383	18%
International	6,720	13%	(3,560)	(9)%	13,822	15%	(11,609)	(18)%
Total segment operating income before depreciation and amortization	$97,275	30%	$34,994	15%	$181,325	30%	$53,774	13%

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Segment operating income before depreciation and amortization reconciliation:
Income from operations	$62,772	$7,518	$117,749	$3,343
Depreciation and amortization	34,503	27,476	63,576	50,431
Segment operating income before depreciation and amortization	$97,275	$34,994	$181,325	$53,774

Operating income (loss) before depreciation and amortization by segment reconciliations:

United States
Income from operations	$60,472	$13,874	$111,472	$20,603
Depreciation and amortization	30,083	24,680	56,031	44,780
Segment operating income before depreciation and amortization – United States	$90,555	$38,554	$167,503	$65,383

International
Income (loss) from operations	$2,300	$(6,356)	$6,277	$(17,260)
Depreciation and amortization	4,420	2,796	7,545	5,651
Segment operating income (loss) before depreciation and amortization – International	$6,720	$(3,560)	$13,822	$(11,609)

(1)          Percent of total net revenues.

(2)          Segment operating income before depreciation and amortization margin.

United States.  United States revenues in the second quarter of 2003 increased approximately $84 million, or 45% compared to the same period in 2002. United States revenues for the six months ended June 30, 2003 increased approximately $156 million, or 44% compared to the same period in 2002.  The increase in revenues resulted from our search and marketplace properties, which includes sponsored search services, our network services offerings, which includes communications services and Yahoo! Personals, and our consumer services offerings, which includes SBC Yahoo! DSL and Dial.  United States segment operating income before depreciation and amortization in the second quarter of 2003 increased approximately $52 million, or 135% compared to the same period of 2002. United States segment operating income before depreciation and amortization for the six months ended June 30, 2003 increased approximately $102 million, or 156% compared to the same period of 2002.  The increase is primarily due to the increase in United States revenues, as well as continued efforts to control discretionary spending during the period.

International.  International revenues in the second quarter of 2003 increased approximately $12 million, or 31% compared to the same period in 2002.  International revenues for the six months ended June 30, 2003 increased approximately $30 million, or 47% compared to the same period in 2002.  The increase was primarily due to overall strength in the European and Asian economies, which resulted in an increase in search and marketplace revenues, which includes sponsored search revenues.  International segment operating income before depreciation and amortization in the second quarter of 2003 increased approximately $10 million compared to the same period in 2002 and for the six months ended June 30, 2003 increased approximately $25 million compared to the same period in 2002.  These increases were primarily a result of the increase in International revenues and continued efforts to control discretionary spending.

Acquisition

On March 19, 2003, we completed the acquisition of Inktomi Corporation, (“Inktomi”), a provider of original equipment manufacturer Web search and paid inclusion services.  The acquisition combined Yahoo!’s global audience and Inktomi’s search technology to allow us to create a more relevant, comprehensive and higher quality search offering on the Web.  These factors contributed to a purchase price in excess of the fair value of the Inktomi net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$44,610
Other tangible assets acquired	26,990
Amortizable intangible assets	49,400
Goodwill	216,921
Liabilities assumed	(49,602)
Deferred stock-based compensation	1,287
Total	$289,606

Amortizable intangible assets consist of customer-related intangible assets and developed technology with useful lives not exceeding five years.  A preliminary estimate of $216.9 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for Inktomi is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Inktomi will change the amount of the purchase price allocable to goodwill.  Liabilities assumed include approximately $12.7 million of restructuring costs associated with the acquisition.

Related Party Transactions

SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”), was approximately a 4% stockholder of the Company at June 30, 2003. We have joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors.  Revenues from SOFTBANK accounted for less than 1% of net revenues for all periods presented.  We believe contracted prices are comparable to those given to unrelated customers.

In addition, the Company has license agreements with Yahoo! Japan and Yahoo! Korea from which, in each case, we have received in excess of $60,000 in royalty payments during the six months ended June 30, 2003.  Pursuant to these license agreements the Company licenses specified uses of the Yahoo! brand and business model to each of Yahoo! Japan and Yahoo! Korea on an exclusive basis in Japan and Korea, respectively, in exchange for licensing fees.  Pursuant to the terms of such license agreements, Yahoo! Japan and Yahoo! Korea pay to the Company 3% of their respective revenues.  Pursuant to the Yahoo! Korea license agreement, the amount payable by Yahoo! Korea to the Company for each quarter cannot be less than $12,500.

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

Accounting for investments in private and publicly-traded securities.  We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We recorded approximately $3 million and $7 million of impairments on the carrying value of privately held equity securities during the three and six months ended June 30, 2003, respectively. We recorded approximately $6 million of impairments on the carrying value of privately held equity securities during the six months ended June 30, 2002, respectively.

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

Effective January 1, 2002, we adopted SFAS 142 and performed a transitional test of our goodwill and intangible assets.  Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a goodwill impairment loss of approximately $64 million, which was recorded during the first quarter of 2002 as a cumulative effect of an accounting change in the Company’s consolidated financial statements.  The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.  As of June 30, 2003, goodwill was approximately $636 million.  Any further impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003.  The provisions of this consensus are not expected to have a significant effect on our results of operations or financial position.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Management is currently evaluating the effect of adopting FIN 46 on its results of operations and financial position.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  We do not expect the adoption of SFAS 149 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  We do not expect the adoption of SFAS 150 to have a material impact on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

Six Months Ended

	June 30, 2003	June 30, 2002

Cash provided by operating activities	$190,751	$150,825
Cash used in investing activities	(291,544)	(257,361)
Cash provided by financing activities	861,736	35,699

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years, with the intent to make such funds readily available for operating purposes. We had cash, cash equivalents and investments in marketable debt securities totaling approximately $2.3 billion at June 30, 2003.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, tax benefits from stock options, cumulative effect of accounting change, earnings in equity interests, net investment losses, and other non-cash items, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2003 of approximately $191 million consisted primarily of net income of approximately $98 million adjusted for non-cash items of approximately $105 million and approximately $12 million used by working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2002 of approximately $151 million consisted primarily of net loss of approximately $32 million adjusted for non-cash items of approximately $65 million, cumulative effect of accounting change of approximately $64 million and approximately $54 million provided by working capital and other activities.

Cash used in investing activities in the six months ended June 30, 2003 of approximately $292 million was primarily attributable to cash paid (net of cash acquired) for acquisitions of approximately $228 million, capital expenditures totaling approximately $41 million, and purchases of investments in marketable securities (net of proceeds from sales and maturities) and other investments of approximately $22 million.  Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to increase in 2003.  Cash used in investing activities in the six months ended June 30, 2002 of approximately $257 million was primarily attributable to cash paid (net of cash acquired) for acquisitions of approximately $189 million, purchases of investments in marketable securities and other investments (net of proceeds from sales and maturities) of approximately $47 million and capital expenditures of approximately $21 million.

Cash provided by financing activities in the six months ended June 30, 2003 of approximately $862 million was primarily attributable from proceeds from issuance of debt of approximately $733 million and proceeds from issuance of common stock of approximately $129 million as a result of the exercise of employee stock options.  Cash provided by financing activities in the six months ended June 30, 2002 of approximately $36 million, was primarily due to proceeds from the issuance of common stock as a result of the exercise of employee stock options.

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds of approximately $733 million after transaction fees of approximately $17 million, which have been deferred and are included on the balance sheet in other assets.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $41.00 per share, which would result in an aggregate of 18.3 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 24.3902 shares of Yahoo! common stock prior to April 1, 2008 if the sale price of our common stock issuable upon conversion of the Notes reaches a specified threshold for a defined period of time or specified corporate transactions have occurred.  The specified thresholds for conversion prior to the maturity date are (1) the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110% of the conversion price on that 30th trading day, and (2) during the period beginning January 1, 2008 through the maturity date, the closing sale price of the Company’s common stock on the previous trading day was 110% or more of the then current conversion price.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  The Company may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity.  Yahoo! may not redeem the Notes prior to their maturity.  We intend to use these funds, together with existing cash and investments, for general corporate purposes including potential future acquisitions.

On July 14, 2003, Yahoo! announced the signing of a definitive agreement to acquire Overture, a provider of commercial search services on the Internet.  Under the terms of the agreement, each outstanding share of Overture will be exchanged for 0.6108 shares of Yahoo! common stock and $4.75 in cash, which amounts to approximately $0.3 billion in aggregate cash on the date of the announcement, and together with stock options exchanged and direct transaction costs will result in an aggregate purchase price of approximately $1.6 billion.  The transaction is subject to customary closing conditions, including regulatory approval and the approval of Overture’s stockholders, and is expected to be completed in the fourth quarter of 2003.

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

Net lease commitments as of June 30, 2003 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Six months ending December 31, 2003	$16.3	$(4.6)	$11.7
Years ending December 31,
2004	28.8	(6.2)	22.6
2005	24.3	(4.0)	20.3
2006	22.3	(3.2)	19.1
2007	18.4	—	18.4
2008	14.5	—	14.5
Thereafter	96.7	—	96.7

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

Investment in Privately-Held Company.

During 2002, Yahoo! acquired an equity interest of approximately 16% in Sonera zed OY (“Zed”), a Finnish company and previously wholly-owned subsidiary of a publicly-held telecommunications company. Under the terms of the investment agreement, Yahoo! has call options to acquire the remaining interests not owned by Yahoo! and a put option to sell back its shares.  In addition, Zed has a put option enabling Zed to require Yahoo! to acquire the remaining interests not owned by Yahoo! if Yahoo! exercises its option to buy a majority of Zed’s outstanding shares.  The amount of the purchase price for the remaining equity interests in Zed not held by Yahoo! under these options is not determinable at this time but will be based on an operating performance based valuation of Zed.  Yahoo! is not obligated to purchase additional equity in Zed unless it chooses to exercise the option described above.  As part of the transaction, Yahoo! has agreed to provide up to 4.8 million Euro in additional funding to Zed.  Other than this amount, Yahoo! is not obligated to guarantee any obligations of Zed or to provide any funding to Zed.  Yahoo!’s investment in Zed was immaterial to its condensed consolidated balance sheet as of June 30, 2003.

Other Commitments

In the ordinary course of business, Yahoo! enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond June 30, 2004.

In connection with Company’s agreements, the Company provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains directors and officers insurance which may cover certain liabilities arising from directors and officers indemnifications.  Many of these indemnifications provided by the Company do not have stipulated maximum liabilities, therefore the Company is not able to develop a reasonable estimate of the maximum liabilities.  To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

In March 2001, our Board of Directors authorized the repurchase of up to $500 million of Yahoo!’s outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  In March 2003, our Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes us to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of our outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  We may utilize equity instrument contracts to facilitate the repurchase of common stock.  From March 2001 through June 30, 2003, we had repurchased 16,458,620 shares of common stock at an average of $9.72 per share for a total amount of approximately $160 million. Of the shares repurchased, 16,033,620 shares were purchased from SOFTBANK at an average of $9.67 per share.  No shares were repurchased during the six months ended June 30, 2003.  Repurchased shares are held in treasury stock.  Treasury stock is accounted for under the cost method.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit. Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in further dilution to our stockholders.

RISK FACTORS

If our competitors are more successful in attracting and retaining customers and users, then our revenues could decline.

We compete with many other providers of online navigation, Web search, information, entertainment, business, recruitment, community, electronic commerce, and Internet access services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

•                  companies offering communications, Web search, information, community and entertainment services and Internet access either on a stand alone basis or integrated into other products and media properties;

•                  vertical markets where competitors may have advantages in expertise, brand recognition, and other factors;

•                  online employment recruiting companies; and

•                  online merchant hosting services.

In order to compete effectively, we may need to expend significant internal engineering resources or acquire other technologies and companies to provide or enhance our capabilities.  For example, our recent acquisition of Inktomi Corporation brings us leading technology in Web search, which is an important service we provide to our users. If we are unable to maintain or expand our customer and user base in the future, our revenues may decline.

Companies such as AOL Time Warner and Microsoft may have a competitive advantage because they have greater access to content, maintain billing relationships with more customers and have access to established distribution networks.

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

As part of our business strategy, we acquired Inktomi Corporation in March 2003 and have completed several acquisitions (including the acquisition of HotJobs.com in February 2002).  We have also recently entered into an agreement to acquire Overture and expect to enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  The acquisitions of HotJobs and Inktomi were accompanied by a number of risks, including:

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

We may experience similar risks in connection with our future acquisitions, including our proposed acquisition of Overture.

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

In March 2003 we completed our acquisition of Inktomi Corporation, a provider of OEM Web search and paid inclusion services. As a result of our acquisition of Inktomi, we compete directly with other providers of Web search and related search services, including, among others, AskJeeves, Google, LookSmart and Overture (which we recently agreed to acquire).  Some of these competitors may have longer operating histories focusing on providing Web search services on an OEM basis, larger customer or user bases and greater brand recognition for their Web search businesses.  In addition to the general acquisition risks highlighted in these risk factors, we are subject to the risk that other companies with greater operational, strategic or financial resources may choose to enter the Web search or paid inclusion spaces by acquisition or internal development, and may create greater competition for customers and users.

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

Many parties are actively developing search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of these technologies and rights associated with online business are likely to arise in the future. In addition to existing patents and intellectual property rights, we anticipate that additional third-party patents related to our services will be issued in the future. From time to time, parties assert patent infringement claims against us in the form of letters, lawsuits and other forms of communications. Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential disputes. We expect that we will increasingly be subject to patent litigation as our services expand.

In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights.  Currently, our subsidiary LAUNCH Media, Inc. (“LAUNCH”) is engaged in a lawsuit regarding copyright issues that commenced prior to our entering into an agreement to acquire LAUNCH.  In the event that we determine that licensing proprietary rights is appropriate, we cannot guarantee that we will be able to license such proprietary rights on reasonable terms or at all. We may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.

In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could require us to change our business practices in the future.  As a result, these claims could harm our business.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. If our stock price and market capitalization decline, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. At June 30, 2003, our goodwill and other amortizable intangible assets were $767 million. In the first quarter of 2002, we recorded a transitional impairment charge of $64.1 million as a cumulative effect of an accounting change, resulting from the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Approximately 68% of our net revenues are derived from marketing services. Demand from our current and potential clients for online advertising is difficult to forecast accurately.

For the three months ended June 30, 2003, approximately 68% of our net revenues came from advertisements displayed on our online properties including transaction fees. Our ability to continue to achieve substantial advertising revenue depends upon:

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

We also generate a significant amount of revenue from our search and directory capabilities through an advertiser’s purchase of an enhanced placement in our results. Yahoo! Sponsor Results, offered through keyword search driven inquiries, is currently provided through an agreement with Overture with an initial term ending in April 2005 and options for us to extend until April 2011. For the three and six months ended June 30, 2003, our revenues from our agreement with Overture were approximately 20% of our total net revenues. If we are unable to provide search and directory services which generate significant traffic to our Web sites, to continue to secure an arrangement with a third party provider such as Overture on terms which are acceptable to us, or we are unable to develop our own ability to provide this service, including through our pending acquisition of Overture, our revenue could significantly decline.

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

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including Internet advertising, has been generally characterized in recent quarters by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. As a result, advertising spending has decreased. Since Yahoo! derives a large part of its revenues from advertising fees, the decrease in or delay of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues.  Even if economic conditions do improve, marketing budgets and advertising spending may not increase from current levels.

Due to intense competition, we may not be able to generate substantial revenues from the Internet access market.

In 2002 we launched SBC Yahoo! DSL and SBC Yahoo! Dial, an Internet access service provided through an alliance with SBC Communications Inc. This access service combines customized content and services from Yahoo! (including browser and other communications services) and DSL transport and Internet access from SBC Internet Services (an affiliate of SBC Communications Inc.). This Internet access service competes with many large companies, some of which may have substantially greater market presence (including an existing user base), financial, technical, marketing or other resources than those committed to the product offerings with SBC. This service primarily competes directly or indirectly with established Internet services, such as AOL and the MSN; national telecommunications companies and regional Bell operating companies (other than SBC); and broadband Internet access providers such as Earthlink, Comcast, and other cable broadband providers. As a result of these and other competitive factors, this service may not be able to attract, grow or retain a customer base, which would negatively impact our ability to sell customized content and services through this channel.

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

Content and Search Service.  Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content that attracts users to our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties such as Reuters. We also obtain important elements of our search service from our relationship with Google. In particular, our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both domestically and abroad, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or at a slower rate than anticipated, which would decrease our revenue.

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

Our failure to manage growth and diversification of our business could harm us.

We have experienced dramatic growth in personnel in recent years and expect to continue to hire additional personnel in selected areas. This growth requires significant time and resource commitments from us and our senior management.  Further, as a result of recent acquisitions and international expansion, more than one-half of our employees are based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or anticipate our future growth, our business will be adversely affected.

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

We issued $750 million of zero coupon senior convertible notes due April 2008 which we may not be able to repay in cash and could result in dilution of our earnings per share.

In April 2003, we issued $750 million of zero coupon senior convertible notes due April 1, 2008.  The notes are convertible into our common stock at a conversion price of $41.00 per share, which would result in an aggregate of 18.3 million shares, subject to adjustment upon the occurrence of specified events.  Therefore, each $1,000 principal amount of the notes will initially be convertible into 24.3902 shares of our common stock prior to April 1, 2008 if the sale price of our common stock issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred.  We may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity.  Following a fundamental change of the Company, we may choose to pay the purchase price of the notes in cash, shares of our common stock, shares of common stock of the surviving corporation, or a combination of cash and shares of the applicable common stock.  We may not have enough cash on hand or have the ability to access cash to pay the notes if presented on a fundamental change or at maturity.  In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of 2003, the closing sale prices of our common stock on the Nasdaq ranged from $22.79 to $32.90 per share and the closing sale price on July 30, 2003 was $30.79 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

Terrorist attacks and the recent hostilities in Iraq have contributed to economic instability in the United States and Internationally, which could lead to reduced advertising spending by our customers.

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

•                  combined revenues for marketing services, fees and listings;

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2003 we had investments in debt securities with maturities less than one year of approximately $1.4 billion. Such investments had a weighted-average yield of approximately 1.65%. Investments in debt securities with maturities between one and five years of approximately $741 million had a weighted-average yield of approximately 2.89%. The fair market value of our long term debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and the decrease as interest rate rise. The interest changes affect the fair market value but do not impact our financial position, cash flows or results of operations.

Foreign Currency Risk.  International revenues from our foreign subsidiaries accounted for approximately 16% of total revenues during the three and six months ended June 30, 2003. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three months ended June 30, 2003 was not material.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. Since our initial investment, certain of these investments in privately held companies have become marketable equity securities upon the investees completing initial public offerings.  Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and are recorded as long-term investments. For these investments in public and privately-held companies, our policy is to monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and record reductions in carrying value when necessary.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 2003, net unrealized gains of approximately $1.1 million on these investments have been recorded net of deferred taxes of $0.4 million as a separate component of stockholders’ equity.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of June 30, 2003, we had available-for-sale equity investments with a fair value of approximately $2.9 million and a cost basis of approximately $4.1 million. The net unrealized losses of approximately $1.1 million have been recorded net of deferred taxes of approximately $0.4 million as a separate component of stockholders’ equity and losses on derivatives of approximately $0.4 million have been recorded in other income, net on the condensed consolidated statement of operations. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

Item 4. Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  The lawsuit is still in the preliminary, discovery phase and we do not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation.  The range of possible resolutions of the LAUNCH litigation could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations or cash flows.  An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.

Item 2. Changes in Securities and Use of Proceeds

In April 2003, we completed the sale of $750 million of principal amount of Zero Coupon Senior Convertible Notes (the “Notes”) due April 2008, in a private placement to Qualified Institutional Buyers (as such term is defined in the Securities Act) in reliance on Rule 144A of the Securities Act, and to certain persons in offshore transactions in reliance on Regulation S.  Credit Suisse First Boston was the principal placement agent in the sale of the Notes.  The transaction fees associated with the Notes totaled approximately $17 million, and the net proceeds to the Company from the offering of the Notes were approximately $733 million.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $41.00 per share, which would result in an aggregate of 18.3 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will be initially convertible into 24.3902 shares of Yahoo! common stock prior to April 1, 2008 if the sale price of our common stock issuable upon conversion of the notes reaches a specified threshold for a defined period of time or specified corporate transactions have occurred.  The specified thresholds for conversion prior to the maturity date are (1) the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110% of the conversion price on that 30th trading day, and (2) during the period beginning January 1, 2008 through the maturity date, the closing sale price of the Company’s common stock on the previous trading day was 110% or more of the then current conversion price.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  The Company may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity.  Yahoo! can not redeem the notes prior to maturity.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 2003, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Terry Semel (with 431,656,655 shares voting for and 90,093,755 withheld), Jerry Yang (with 431,373,274 voting for and 90,377,136 withheld), Roy Bostock (with 512,300,640 shares voting for and 9,449,770 withheld), Ronald Burkle (with 431,385,320 shares voting for and 90,365,090 withheld), Eric Hippeau (with 410,236,918 shares voting for and 111,513,492 withheld), Arthur Kern (with 418,554,774 shares voting for and 103,195,636 withheld), Robert Kotick (with 512,208,289 shares voting for and 9,542,121 withheld), Edward Kozel (with 430,586,588 shares voting for and 91,163,822 withheld) and Gary Wilson (with 418,570,782 shares voting for and 103,179,628 withheld).

The stockholders also approved an amendment to the Company’s 1995 Stock Plan (with 292,948,430 shares voting for, 126,800,074 against, 6,078,653 abstaining and 95,923,253 broker non-votes).

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the fiscal year ending December 31, 2003 (with 509,680,357 shares voting for, 6,322,557 against, 5,747,496 abstaining, and 0 broker non-votes).

The stockholders voted for a stockholder proposal regarding the Company’s Stockholder Rights Plan (with 239,243,544 shares voting for, 180,445,085 against, 6,138,524 abstaining, and 95,923,257 broker non-votes).

The stockholders voted against a stockholder proposal regarding indexed options (with 35,788,845 shares voting for, 382,772,969 against, 7,265,337 abstaining, and 95,923,259 broker non-votes).

The stockholders voted against a stockholder proposal regarding expensing stock options (with 143,340,227 shares voting for, 273,141,978 against, 9,344,645 abstaining, and 95,923,560 broker non-votes).

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

4.10	Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K).
10.37†*	Third Addendum to Overture Search Services Agreement, dated April 25, 2003 by and between the Registrant and Overture Services, Inc.
31*

Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 1, 2003.

*                      Filed herewith.

**               To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

†                       Confidential treatment requested with respect to certain portions of this Exhibit.

b.                                      Reports on Form 8-K:

On April 7, 2003, the Company filed a current report on Form 8-K which attached and incorporated by reference a press release announcing the pricing of the Company’s Zero Coupon Senior Convertible Notes due April 2008.

On April 9, 2003, the Company filed a current report on Form 8-K which announced the Company’s financial results for the quarter ended March 31, 2003 and certain other information.  A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

On April 10, 2003, the Company filed a current report on Form 8-K which announced the completion of the Company’s offering of its Zero Coupon Senior Convertible Notes due April 2008.

On April 18, 2003, the Company filed a current report on Form 8-K which announced that Jerry Yang had established a trading plan under Rule 10b5-1.

On May 27, 2003, the Company filed an amended current report on Form 8-K/A which amended the Company’s report on Form 8-K filed on February 13, 2003 and disclosed certain additional financial information.

On May 30, 2003, the Company filed a current report on Form 8-K which included a reconciliation of financial measures contained in the Company’s current report on Form 8-K dated January 16, 2003 to the most directly comparable measures calculated in accordance with generally accepted accounting principles.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: August 1, 2003		Susan Decker
Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICIA CUTHBERT
Dated: August 1, 2003		Patricia Cuthbert
Vice President and Corporate Controller (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
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

4.10	Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K).
10.37†*	Third Addendum to Overture Search Services Agreement, dated April 25, 2003 by and between the Registrant and Overture Services, Inc.
31*

Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 1, 2003.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 1, 2003.

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

†                                          Confidential treatment requested with respect to certain portions of this Exhibit.