Form 10-Q
period 2003-09-30
YAHOO INC
filed 2003-11-07
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2003
Common stock, $0.001 par value	657,333,967

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Net revenues	$248,823	$356,821	$667,280	$961,175
Cost of revenues	41,033	47,287	120,562	137,261
Gross profit	207,790	309,534	546,718	823,914

Operating expenses:
Sales and marketing	109,086	128,846	315,247	364,752
Product development	37,352	48,026	105,296	130,397
General and administrative	25,961	39,653	78,067	102,498
Amortization of intangibles	5,914	9,511	15,288	25,020
Total operating expenses	178,313	226,036	513,898	622,667
Income from operations	29,477	83,498	32,820	201,247

Other income, net	19,535	23,935	71,432	66,529
Minority interests in operations of consolidated subsidiaries	(916)	(2,063)	(565)	(5,097)
Income before income taxes and cumulative effect of accounting change	48,096	105,370	103,687	262,679
Provision for income taxes	19,239	40,041	42,961	99,819
Income before cumulative effect of accounting change	28,857	65,329	60,726	162,860
Cumulative effect of accounting change	—	—	(64,120)	—
Net income (loss)	$28,857	$65,329	$(3,394)	$162,860

Net income (loss) per share—basic:
Income before cumulative effect of accounting change	$0.05	$0.11	$0.10	$0.27
Cumulative effect of accounting change	—	—	(0.11)	—
Net income (loss) per share—basic	$0.05	$0.11	$(0.01)	$0.27

Net income (loss) per share—diluted:
Income before cumulative effect of accounting change	$0.05	$0.10	$0.10	$0.26
Cumulative effect of accounting change	—	—	(0.11)	—
Net income (loss) per share—diluted	$0.05	$0.10	$(0.01)	$0.26

Shares used in per share calculation—basic	596,743	610,697	594,120	603,786

Shares used in per share calculation—diluted	607,134	637,444	610,899	627,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands)

	December 31, 2002	September 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$310,972	$681,518
Short-term investments in marketable securities	463,204	564,283
Accounts receivable, net	113,612	151,024
Prepaid expenses and other current assets	82,216	105,221
Total current assets	970,004	1,502,046

Long-term investments in marketable securities	763,408	1,243,708
Property and equipment, net	371,272	386,443
Goodwill	415,225	635,488
Intangible assets, net	96,252	121,023
Other assets	174,020	216,997
Total assets	$2,790,181	$4,105,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,738	$19,771
Accrued expenses and other current liabilities	257,575	321,299
Deferred revenue	135,501	150,518
Total current liabilities	411,814	491,588

Long-term debt	—	750,000
Other liabilities	84,540	102,374
Minority interests in consolidated subsidiaries	31,557	36,654
Stockholders’ equity:
Common stock	611	629
Additional paid-in capital	2,430,222	2,729,020
Treasury stock	(159,988)	(159,988)
Retained earnings (accumulated deficit)	(7,493)	155,367
Accumulated other comprehensive income (loss)	(1,082)	61
Total stockholders’ equity	2,262,270	2,725,089
Total liabilities and stockholders’ equity	$2,790,181	$4,105,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

Nine Months Ended

	September 30, 2002	September 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,394)	$162,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,182	96,589
Tax benefits from stock options	38,443	85,843
Cumulative effect of accounting change	64,120	—
Earnings in equity interests	(15,327)	(32,225)
Minority interests in operations of consolidated subsidiaries	565	5,097
Non-cash (gains) losses and impairments from investments	(2,930)	6,081
Other non-cash charges	9,228	5,201
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(20,759)	(31,815)
Prepaid expenses and other assets	24,972	(756)
Accounts payable	(1,080)	280
Accrued expenses and other liabilities	(4,595)	18,147
Current deferred revenue	23,665	10,982
Long-term deferred revenue	30,000	—
Net cash provided by operating activities	223,090	326,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(34,881)	(79,718)
Purchases of marketable securities	(797,231)	(1,632,298)
Proceeds from sales and maturities of marketable securities	808,740	1,041,429
Acquisitions, net of cash acquired	(189,168)	(228,318)
Purchases of other investments	(7,649)	—
Proceeds from the sales of other investments	687	2,763
Net cash used in investing activities	(219,502)	(896,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	—	733,125
Proceeds from issuance of common stock, net	38,615	203,027
Repurchase of common stock	(100,000)	—
Net cash provided by (used in) financing activities	(61,385)	936,152
Effect of exchange rate changes on cash and cash equivalents	4,484	4,252
Net change in cash and cash equivalents	(53,313)	370,546
Cash and cash equivalents at beginning of period	372,632	310,972
Cash and cash equivalents at end of period	$319,319	$681,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Common stock
Balance, beginning of period	$606	$624	$581	$611
Common stock issued	—	5	25	18
Balance, end of period	606	629	606	629

Additional paid-in capital
Balance, beginning of period	2,343,926	2,621,560	2,067,410	2,430,222
Common stock issued	2,916	74,414	264,118	206,345
Compensation expense on option grants	952	486	7,693	1,951
Tax benefit on stock options	19,990	32,560	32,491	81,929
Other	—	—	(3,928)	8,573
Balance, end of period	2,367,784	2,729,020	2,367,784	2,729,020

Treasury stock
Balance, beginning of period	(59,988)	(159,988)	(59,988)	(159,988)
Repurchase of common stock	(100,000)	—	(100,000)	—
Balance, end of period	(159,988)	(159,988)	(159,988)	(159,988)

Retained earnings (accumulated deficit)
Balance, beginning of period	(82,559)	90,038	(50,308)	(7,493)
Net income (loss)	28,857	65,329	(3,394)	162,860
Balance, end of period	(53,702)	155,367	(53,702)	155,367

Accumulated other comprehensive income (loss)
Balance, beginning of period	(3,122)	4,599	9,322	(1,082)
Net unrealized gains (losses) on securities	3,456	(5,452)	(8,924)	(5,829)
Foreign currency translation adjustments	621	914	557	6,972
Balance, end of period	955	61	955	61

Total stockholders’ equity	$2,155,655	$2,725,089	$2,155,655	$2,725,089

Other comprehensive income (loss)
Net income (loss)	$28,857	$65,329	$(3,394)	$162,860
Other comprehensive income (loss):
Net unrealized gains (losses) on securities	3,456	(5,452)	(8,924)	(5,829)
Foreign currency translation adjustment	621	914	557	6,972
Comprehensive income (loss)	$32,934	$60,791	$(11,761)	$164,003

Number of Shares

Common stock
Balance, beginning of period	600,503	607,350	575,520	594,860
Common stock issued	566	5,306	25,549	17,796
Repurchase of common stock	(11,074)	—	(11,074)	—
Balance, end of period	589,995	612,656	589,995	612,656

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

Marketing services revenues are primarily generated from the sale of banner, sponsorship, and text-link advertisements, including sponsored search advertisements, and transaction revenues.  Banner advertising agreements typically range from one week to three years.  The Company recognizes marketing services revenues related to banner advertisements as “impressions” are delivered on pages on the Yahoo! network by the Company.  “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Yahoo! network.  Sponsorship advertising agreements have longer terms than banner advertising agreements, typically ranging from three months to three years, and can involve multiple element arrangements that may include placement on specific properties, exclusivity and content integration.  Sponsorship advertisement revenues are recognized as “impressions” are delivered or ratably over the contract period, where applicable, and when collection of the resulting receivable is reasonably assured. Text-link advertisements, including sponsored searches, are generally recognized as the net amount earned in the period in which the “click-throughs” occur.  “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result.  Transactions revenues include service fees for facilitating transactions through the Yahoo! network, principally from the Company’s commerce properties. Transactions revenues are recognized when there is evidence that the qualifying transactions have occurred. The Company recognizes revenue on these arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force (“EITF”) Issue 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

Periodically, the Company engages in barter transactions for marketing services. Barter revenue is recognized over the periods in which the Company completes its obligations under the arrangement.  Barter revenues represented approximately 2% of total revenues each for the three and nine months ended September 30, 2002, compared to less than 1% of total revenues each for the three and nine months ended September 30, 2003.  During the three and nine months ended September 30, 2002, the Company delivered approximately 0.5 billion and 3.3 billion impressions, respectively, under barter arrangements where fair value was not determinable under EITF 99-17 “Accounting for Advertising Barter Transactions” and, accordingly, revenue was not recognized, compared to approximately 1.2 billion and 2.7 billion impressions for the three and nine months ended September 30, 2003, respectively.

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

Basic and Diluted Net Income (Loss) per Share.  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method).  For the three month period ended September 30, 2002, potential common shares of 10.4 million were included in the computation and were related to shares issuable upon the exercise of stock options.  For the nine month period ended September 30, 2002, potential common shares related to shares issuable upon the exercise of stock options of 16.8 million were not included in the computation because they were anti-dilutive.  For the three and nine month period ended September 30, 2003, potential common shares of 26.7 million and 23.5 million, respectively, were included in the computation and were related to shares issuable upon the exercise of stock options.  For the three month period ended September 30, 2003, the 18.3 million common shares issuable under the terms of the zero coupon senior convertible notes that the Company issued in April 2003 have not been included in potential common shares as the conversion of the notes is subject to certain contingencies that have not yet been met.

Stock-Based Compensation.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Net income (loss):
As reported	$28,857	$65,329	$(3,394)	$162,860
Stock compensation expense, net of tax	(118,337)	(81,470)	(372,927)	(224,567)
Pro forma	$(89,480)	$(16,141)	$(376,321)	$(61,707)

Net income (loss) per share:
As reported - basic	$0.05	$0.11	$(0.01)	$0.27
Pro forma - basic	$(0.15)	$(0.03)	$(0.63)	$(0.10)

As reported - diluted	$0.05	$0.10	$(0.01)	$0.26
Pro forma - diluted	$(0.15)	$(0.03)	$(0.63)	$(0.10)

Pro forma diluted net loss per share for the three months ended September 30, 2002 is computed excluding potential common shares of 10.4 million, as the effect is anti-dilutive.   Diluted net loss per share and pro forma diluted net loss per share for the nine months ended September 30, 2002 are computed excluding potential common shares of 16.8 million, as the effect is anti-dilutive.  Pro forma diluted net loss per share for the three and nine months ended September 30, 2003 is computed excluding potential common shares of 26.7 million and 23.5 million, respectively, as the effect is anti-dilutive.

The Company recorded compensation expense in the amount of $1.0 million, and $0.5 million in the three months ended September 30, 2002 and 2003, respectively.  The Company recorded compensation expense in the amount of $7.7 million, and $2.0 million in the nine months ended September 30, 2002 and 2003, respectively.   As of September 30, 2003, approximately $1.4 million remains to be amortized over the remaining vesting periods of the options.

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

Note 3—Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus did not have a significant effect on the Company’s results of operations or financial position.

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  The adoption of SFAS 149 did not have a material impact on the Company’s financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

Note 4—Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

	United States	International	Total

Balance at December 31, 2002	$327,082	$88,143	$415,225
Acquisitions and other (1)	216,366	3,897	220,263
Balance at September 30, 2003	$543,448	$92,040	$635,488

(1)                                  Other primarily includes certain purchase price adjustments that affect existing goodwill. See also Note 9—Acquisition.

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

Note 5—Intangible Assets, Net

(in thousands)

	December 31, 2002	September 30, 2003
	Net	Gross carrying amount	Accumulated amortization	Net

Trademarks	$48,894	$57,100	$(14,629)	$42,471
Customer-related intangible assets	38,605	76,230	(26,764)	49,466
Developed technology	7,161	34,600	(5,514)	29,086
Content and other	1,592	—	—	—

Total	$96,252	$167,930	$(46,907)	$121,023

The intangible assets are all amortizable and have original estimated useful lives as follows: Trademarks—four to seven years; Customer-related intangible assets—one to seven years; Developed technology—three to five years; Content and other—two to three years. Based on the amount of intangibles subject to amortization as of September 30, 2003, excluding effects of the intangible assets acquired in the October 2003 acquisition of Overture Services, Inc. ("Overture") as described in Note 12—Subsequent Event, the estimated amortization expense for each of the succeeding five years is as follows: Three months ending December 31, 2003: $9.0 million; Years ending December 31, 2004: $28.6 million; 2005: $23.6 million; 2006: $22.8 million; and 2007: $21.0 million.

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

A summary of the restructuring accrual during the nine months ended September 30, 2003 is as follows (in thousands):

	Restructuring Accrual at December 31, 2002	Cash	Restructuring Accrual at September 30, 2003
		Payments

Consolidation of excess facilities and other charges	$11,745	$(3,311)	$8,434

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

Note 8—Stockholders’ Equity

Stock Repurchase Program.  In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.   In March 2003, the Company’s Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes the Company to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  The Company may utilize equity instrument contracts to facilitate the repurchase of common stock.  From March 2001 through September 30, 2003, the Company had repurchased 16,458,620 shares of common stock at an average of $9.72 per share for a total amount of approximately $160 million. Of the shares repurchased, 16,033,620 shares were purchased from SOFTBANK at an average of $9.67 per share.  No shares were repurchased during the nine months ended September 30, 2003.  Treasury stock is accounted for under the cost method.

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

The total estimated purchase price of approximately $289.6 million consisted of $272.9 million in cash consideration, approximately $13.4 million of stock options exchanged, and direct transaction costs of approximately $3.3 million.  The value of the stock options was determined using the Black-Scholes option valuation model.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$44,610
Other tangible assets acquired	27,408
Amortizable intangible assets	49,400
Goodwill	216,188
Liabilities assumed	(49,287)
Deferred stock-based compensation	1,287
Total	$289,606

Amortizable intangible assets consist of customer-related intangible assets and developed technology with useful lives not exceeding five years.  A preliminary estimate of $216.2 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for Inktomi is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Inktomi will change the amount of the purchase price allocable to goodwill.  Liabilities assumed included approximately $12.7 million of restructuring costs associated with the acquisition, of which approximately $5.6 million remains as of September 30, 2003.

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

	Nine Months Ended
	September 30, 2002	September 30, 2003

Net revenues	$734,915	$976,106
Income (loss) before cumulative effect of accounting change	$(171,898)	$161,836
Net income (loss)	$(236,018)	$161,836

Net income (loss) per share — basic:
Income (loss) per share before cumulative effect of accounting change	$(0.29)	$0.27
Net income (loss) per share	$(0.39)	$0.27
Net income (loss) per share— diluted:
Income (loss) per share before cumulative effect of accounting change	$(0.29)	$0.26
Net income (loss) per share	$(0.39)	$0.26

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

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three and nine months ended September 30, 2002 and 2003.

Summarized information by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Net revenues by segment:
United States	$210,135	$299,759	$564,212	$809,650
International	38,688	57,062	103,068	151,525
Total net revenues	$248,823	$356,821	$667,280	$961,175

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Segment operating income (loss) before depreciation and amortization:
United States	$57,621	$106,122	$123,004	$273,625
International	1,607	10,389	(10,002)	24,211
Total segment operating income before depreciation and amortization	$59,228	$116,511	$113,002	$297,836

Operating income before depreciation and amortization reconciliation:
Income from operations	$29,477	$83,498	$32,820	$201,247
Depreciation and amortization	29,751	33,013	80,182	96,589
Operating income before depreciation and amortization	$59,228	$116,511	$113,002	$297,836

Operating income (loss) before depreciation and amortization by segment reconciliations:

United States
Income from operations	$30,751	$77,684	$51,354	$189,156
Depreciation and amortization	26,870	28,438	71,650	84,469
Segment operating income before depreciation and amortization – United States	$57,621	$106,122	$123,004	$273,625

International
Income (loss) from operations	$(1,274)	$5,814	$(18,534)	$12,091
Depreciation and amortization	2,881	4,575	8,532	12,120
Segment operating income (loss) before depreciation and amortization – International	$1,607	$10,389	$(10,002)	$24,211

Capital expenditures, net:
United States	$10,868	$33,174	$30,660	$65,544
International	2,425	5,271	4,221	14,174
Total consolidated capital expenditures, net	$13,293	$38,445	$34,881	$79,718

	December 31, 2002	September 30, 2003
Long-lived assets:
United States	$919,667	$1,224,672
International	137,102	135,279
Total consolidated long-lived assets	$1,056,769	$1,359,951

The amounts above include property and equipment information, which is based on the physical location of the assets.

The following table presents net revenues for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Marketing services	$165,761	$245,072	$455,146	$654,235
Fees	57,331	79,358	145,940	213,013
Listings	25,731	32,391	66,194	93,927
Total net revenues	$248,823	$356,821	$667,280	$961,175

Revenues from the Company’s agreement with Overture are included in marketing services, and amounted to approximately 15% and 20% of total net revenues for the three months ended September 30, 2002 and 2003, respectively, and approximately 13% and 20% of total net revenues for the nine months ended September 30, 2002 and 2003, respectively.  See Note 12 – Subsequent Event.

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

Net lease commitments as of September 30, 2003 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Three months ending December 31, 2003	$8.2	$(2.2)	$6.0
Years ending December 31,
2004	28.8	(6.2)	22.6
2005	24.3	(4.0)	20.3
2006	22.3	(3.2)	19.1
2007	18.4	—	18.4
2008	14.5	—	14.5
Thereafter	96.7	—	96.7

Investment in Privately-Held Company.  During 2002, the Company acquired an equity interest of approximately 16% in Sonera zed OY (“Zed”), a Finnish company and previously wholly-owned subsidiary of a publicly-held telecommunications company. Under the terms of the investment agreement, the Company has call options to acquire the remaining interests not owned by the Company and a put option to sell back its shares.  In addition, Zed has a put option enabling Zed to require the Company to acquire  the remaining interests not owned by the Company if the Company exercises its option to buy a majority of Zed’s outstanding shares.  The amount of the purchase price for the remaining equity interests in Zed not held by the Company under these options is not determinable at this time but will be based on an operating performance based valuation of Zed.   The Company is not obligated to purchase additional equity in Zed unless it chooses to exercise the option described above.  As part of the transaction, the Company has agreed to provide up to 4.0 million Euro in additional funding to Zed.  Other than this amount, the Company is not obligated to guarantee any obligations of Zed or to provide any funding to Zed.  The Company’s investment in Zed was immaterial to its condensed consolidated balance sheet as of September 30, 2003.

Other Commitments.  In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond September 30, 2004.

In connection with Company’s commercial agreements, Yahoo! provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains directors and officers insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances.  The indemnification provided by the Company to its officers and directors does not have a stipulated maximum, therefore the Company is not able to develop a reasonable estimate of the maximum liabilities.  To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such indemnification obligations in its financial statements.

Contingencies.  From time to time, third parties assert patent infringement claims against the Company in the form of letters, lawsuits, and other forms of communication.  Currently, the Company or its subsidiaries are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

In addition, from time to time the Company and its subsidiaries are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims arising in connection with its commercial search, email, message boards, auction sites, shopping services, and other communications and community features, such as claims alleging defamation or invasion of privacy.

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.  However, the Company may incur substantial expenses in defending against third party claims.  In the event of a determination adverse to the Company or its subsidiaries, the Company may incur substantial monetary liability, and be required to change its business practices.  Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  The Company’s acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of the Company.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  The Company and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  The lawsuit is still in the preliminary, discovery phase and the Company does not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation.  The range of possible resolutions of the LAUNCH litigation could include judgments against the Company or settlements that could require substantial payments by the Company, which could have a material adverse impact on the Company’s financial position, results of operations or cash flows.   An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a The RCA Records Label is the sole remaining plaintiff in this proceeding as of October 2003.

Note 12—Subsequent Event

On October 7, 2003, Yahoo! completed the acquisition of Overture, a provider of commercial search services on the Internet.  Yahoo! believes that the combined assets will further position it as a leader in the Internet advertising sector. Together, the two companies will be able to provide a diversified suite of integrated marketing solutions, including branding, paid placement, graphical ads, text links, multimedia, and contextual advertising.  These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from Overture, and as a result, the Company has recorded goodwill in connection with this transaction.  See Note 10—Segment Information for information related to revenues generated from the Company’s agreement with Overture.

Under the terms of the acquisition agreement, each outstanding share of Overture was exchanged for 0.6108 shares of Yahoo! common stock and $4.75 in cash, which amounts to approximately $309 million in aggregate cash, and together with stock options exchanged and direct transaction costs resulted in an aggregate purchase price of approximately $1.7 billion.  The value of the common stock was determined based on the average market price of the common stock over the 5-day period surrounding the date the acquisition was announced in July 2003.  The value of the stock options was determined using the Black-Scholes option valuation model.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$152,212
Other tangible assets acquired	227,832
Amortizable intangible assets
Existing technology and patents	134,300
Affiliate contracts and related relationships	125,300
Advertiser contracts and related relationships	77,000
Trade name, trademark, and domain name	17,300
Goodwill	1,144,906
Total assets acquired	1,878,850

Liabilities assumed	(224,815)
Deferred stock-based compensation	79,102
Total	$1,733,137

A preliminary estimate of $354 million has been allocated to amortizable intangible assets consisting of existing technology, patents, affiliate and advertiser contracts and related relationships, trade names, trademarks and domain names with useful lives not exceeding five years.

Other tangible assets acquired of $228 million includes long-term prepaid traffic acquisition costs paid by Overture to Yahoo! of approximately $30 million.  Liabilities assumed of approximately $225 million includes a current liability for traffic acquisition costs owed by Overture to Yahoo! of approximately $34 million.

A preliminary estimate of $1.1 billion has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and amortizable intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for Overture is subject to revision as more detailed analysis is completed and additional information on the fair value of Overture’s assets and liabilities becomes available.  Any change in the fair value of the net assets of Overture will change the amount of the purchase price allocable to goodwill.

Overture’s commitments related to leases and affiliate contracts as of October 7, 2003 for each of the succeeding five years is as follows: Period ending December 31, 2003: $19.7 million; Years ending December 31, 2004: $60.6 million; 2005: $19.5 million; 2006: $6.4 million; and 2007: $2.0 million.

Overture's revenue and net income, as reported in their most recent quarterly filing on Form 10-Q for the six months ended June 30, 2003, were $490 million and $19 million, respectively. Overture's results of operations will be included in the Company's consolidated statements of operations beginning October 7, 2003, the date of acquisition.

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of the Company acquired in October 2003.  In October 2002, Robert Novak, doing business as PetsWarehouse and PetsWarehouse.com, filed a complaint in the United States District Court for the Eastern District of New York against Overture.  In August 2003, Accor filed a complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L, Overture’s wholly-owned subsidiary in France.  The plaintiffs in each of these cases claim, among other things, that they have trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms.  Overture has also been named as a defendant in several other trade name infringement actions filed in Los Angeles, California in which plaintiffs made similar claims.  The Company and Overture believe that Overture has meritorious defenses to liability and damages in each of these lawsuits and are contesting them vigorously.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Settlement discussions relating to this case on behalf of the named defendants have occurred over the last several months, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and Overture’s insurance carriers. A proposal has been made for the settlement and release of claims against the issuer defendants, including Overture. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages, and intend to defend the case vigorously.

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

On October 7, 2003, Yahoo! completed the acquisition of Overture Services Inc. (“Overture”), a provider of commercial search services on the Internet.  Revenues from the Company’s agreement with Overture are included in marketing services, and amounted to approximately 20% and 15% of total net revenues for the three months ended September 30, 2003 and 2002, respectively, and approximately 20% and 13% of total net revenues for the nine months ended September 30, 2003 and 2002, respectively. Overture's revenue and net income, as reported in their most recent quarterly filing on Form 10-Q for the six months ended June 30, 2003, were $490 million and $19 million, respectively. Overture's results of operations will be included in the Company's consolidated statements of operations beginning October 7, 2003, the date of acquisition. See Note 12 – Subsequent Event.

Results of Operations

Net Revenues

Net revenues by groups of similar service were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2002	(1)	September 30, 2003	(1)	September 30, 2002	(1)	September 30, 2003	(1)

Marketing services	$165,761	67%	$245,072	69%	$455,146	68%	$654,235	68%
Fees	57,331	23%	79,358	22%	145,940	22%	213,013	22%
Listings	25,731	10%	32,391	9%	66,194	10%	93,927	10%
Total net revenues	$248,823	100%	$356,821	100%	$667,280	100%	$961,175	100%

(1)           Percent of net revenues

Marketing Services Revenues.  Marketing services revenues are primarily generated from the sale of banner, sponsorship, and text-link advertisements, including sponsored search services primarily provided through our agreement with Overture, a recently acquired wholly-owned subsidiary of the Company, and transactions revenues.  Marketing services revenues for the third quarter of 2003 increased by approximately $79 million, or 48%, as compared to the same period in 2002.  This increase resulted primarily from our global sponsored search services, which increased approximately $43 million for the three months ended September 30, 2003, as well as increases in overall growth in the balance of Yahoo!’s global marketing services revenues of approximately $36 million.   Marketing services revenues for the nine months ended September 30, 2003 increased by $199 million, or 44%, as compared to the same period in 2002.   This increase resulted primarily from our global sponsored search services, which increased approximately $125 million for the nine months ended September 30, 2003, as well as increases in overall growth in the balance of Yahoo!’s global marketing services revenues of approximately $74 million.

The total number of impressions and click-throughs delivered under advertising arrangements, excluding barter arrangements, in the three months ended September 30, 2003 increased by approximately 13% on a combined basis as compared to the three months ended September 30, 2002, while the average price yield per impression and click-through delivered, also on a combined basis, increased approximately 21% for the same period.  The increase in volume primarily resulted from the addition of smaller-sized advertising units to certain of the Company’s properties, which increased the number of ads per page and inventory available for sale, as well as an overall increase in total page views.  The increase in average price per unit primarily resulted from an overall increase in the price achieved for our network inventory.  The total number of impressions and click-throughs delivered under advertising arrangements, excluding barter arrangements, in the nine months ended September 30, 2003 increased by approximately 46% on a combined basis as compared to the nine months ended September 30, 2002, while the average price yield per impression and click-through delivered, also on a combined basis, declined approximately 1% for the same period.  The increase in volume and decrease in average price per unit primarily resulted from the addition of smaller-sized, lower-priced advertising units to certain of the Company’s properties, which increased available inventory for sale and also resulted in a lower average price per unit.  The Company’s focus remains on obtaining overall advertising dollars rather than maximizing price per unit or impression.  During the three months ended September 30, 2003 and 2002, revenues from our agreement with Overture accounted for approximately 20% and 15% of total net revenues, respectively.  During the nine months ended September 30, 2003 and 2002, revenues from our agreement with Overture accounted for approximately 20% and 13% of total net revenues, respectively.

Fees Revenues.  Fees revenues consist of revenues generated from a variety of consumer and business fee-based services we provide. These services primarily include SBC Yahoo! DSL and SBC Yahoo! Dial, Yahoo! Personals, Small Business Services, Yahoo! Mail and Yahoo! Enterprise Solutions.   Fees revenues for the third quarter of 2003 increased $22 million, or 38% as compared to the same period in 2002.  Fees revenues for the nine months ended September 30, 2003 increased $67 million, or 46% as compared to the same period in 2002.  The increases were driven by the growth in the number of our paying relationships for Yahoo!’s premium services, which were approximately 4.2 million as of September 30, 2003, compared to approximately 1.6 million in the same period in 2002.

Listings Revenues.  Listings revenues consist of revenues generated from a variety of consumer and business listings-based services we provide.  These services primarily include access to the HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other Search and Directory services.  Listings revenues for the third quarter of 2003 increased approximately $7 million, or 26% compared to the same period in 2002 primarily due to an increase in our search and marketplace services revenues.  Listings revenues for the nine months ended September 30, 2003 increased approximately $28 million, or 42% compared to the same period in 2002.  This increase was primarily driven by the incremental contribution in revenue of approximately $25 million from our search and marketplace services revenues.

Costs and Expenses:

Primary operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2002	(1)	September 30, 2003	(1)	September 30, 2002	(1)	September 30, 2003	(1)

Cost of revenues	$41,033	16%	$47,287	13%	$120,562	18%	$137,261	14%
Sales and marketing	109,086	44%	128,846	36%	315,247	47%	364,752	38%
Product development	37,352	15%	48,026	13%	105,296	16%	130,397	14%
General and administrative	25,961	10%	39,653	11%	78,067	12%	102,498	11%

(1)           Percent of net revenues

Cost of Revenues.  Cost of revenues consists of the expenses associated with the production and usage of the Yahoo! network. These costs primarily consist of fees paid to third parties for content included on our online media properties, Internet connection charges, equipment depreciation, technology license fees and compensation related expenses.

Cost of revenues in the third quarter of 2003 increased by approximately $6 million, or 15%, as compared to the same period of 2002.  Cost of revenues for the nine months ended September 30, 2003 increased by approximately $17 million, or 14%, as compared to the same period of 2002.  The increases for both the three and nine month periods were due to increased costs associated with greater network usage, premium services and content.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses in the third quarter of 2003 increased approximately $20 million, or 18%, as compared to the same period in 2002, primarily as a result of increases in total compensation expense and professional services.  Sales and marketing expenses for the nine months ended September 30, 2003 increased approximately $50 million, or 16%, as compared to the same period in 2002, as a result of increases in compensation and professional services expenses of approximately $26 million, and marketing spending of approximately $22 million.

Product Development.  Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

Product development expenses in the third quarter of 2003 increased approximately $11 million, or 29%, as compared to the same period of 2002.   Product development expenses for the nine months ended September 30, 2003 increased approximately $25 million, or 24%, as compared to the same period of 2002.   The increases for both the three and nine month periods are the result of increases in our total compensation expense related to engineers that develop and enhance properties and services throughout the Yahoo! network.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses in the third quarter of 2003 increased approximately $14 million, or 53%, as compared to the same period of 2002.  General and administrative expenses for the nine months ended September 30, 2003 increased approximately $24 million, or 31%, as compared to the same period of 2002.  The increases for both the three and nine month periods are primarily attributable to increased professional services expenses of approximately $8 million and $17 million, respectively.

Overall, we currently expect total combined primary operating costs and expenses for 2003, including the impact of Overture, to increase in absolute dollars as compared to 2002.

Amortization of Intangibles.  From time to time we have purchased, and expect to continue purchasing, assets or businesses, which may result in the creation of amortizable intangible assets.

Amortization of intangibles expense was approximately $10 million for the third quarter of 2003, or 3% of net revenues, compared to approximately $6 million, or 2% of net revenues for the third quarter of 2002.  Amortization of intangibles expense was approximately $25 million for the nine months ended September 30, 2003, or 3% of net revenues, compared to approximately $15 million, or 2% of net revenues for the nine months ended September 30, 2002.  The increase in amortization of intangibles is primarily the result of the additional amortizable intangibles acquired in conjunction with the Inktomi acquisition during the first quarter of 2003.

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

We currently expect amortization of intangibles to increase further, in absolute dollars, as compared to 2002 as a result of the Overture acquisition.

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

A summary of the restructuring accrual during the nine months ended September 30, 2003 is as follows (in thousands):

	Restructuring Accrual at December 31, 2002	Cash	Restructuring Accrual at September 30, 2003
		Payments

Consolidation of excess facilities and other charges	$11,745	$(3,311)	$8,434

The restructuring accrual is included on the balance sheet in accrued expenses and other liabilities. The accrual related to the workforce reduction was paid by December 31, 2002. Amounts related to the net lease expense due to the consolidation of facilities will be paid over the respective lease terms through December 2012.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Interest and investment income	$15,382	$12,038	$50,180	$34,989
Investment gains (losses), net	(672)	(6)	2,341	(1,636)
Contract termination proceeds, net	(843)	—	1,661	750
Earnings in equity interests	5,527	12,495	15,327	32,225
Other	141	(592)	1,923	201
Total other income, net	$19,535	$23,935	$71,432	$66,529

Other income, net was approximately $24 million and $20 million, respectively, for the three months ended September 30, 2003 and 2002. Other income, net was approximately $67 million and $71 million, respectively, for the nine months ended September 30, 2003 and 2002.   The $3 million and $15 million decreases in interest and investment income for the three and nine months ended September 30, 2003, respectively, were primarily related to our investments in debt securities and an overall decline in interest rates.  These decreases were offset by increases of $7 million and $17 million, respectively, as a result of earnings in our equity interests primarily related to our investment in Yahoo! Japan.   Investment gains (losses), net for the nine months ended September 30, 2003 included a net gain of approximately $6 million on the sale of investments, offset by impairment of approximately $8 million on privately held equity investments. Investment gains (losses), net for the three months ended September 30, 2003 did not include any material comparative amounts.  Investment gains (losses), net for the nine months ended September 30, 2002 included a gain of approximately $8 million on the sale of investments, partially offset by an impairment of approximately $6 million on privately held equity investments.  Investment gains (losses), net for the three months ended September 30, 2002 did not include any material comparative amounts.

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

Minority interests in income from operations of consolidated subsidiaries was an expense of approximately $2 million and $1 million for the three months ended September 30, 2003 and 2002, respectively.  Minority interests in income from operations of consolidated subsidiaries was an expense of approximately $5 million and $1 million for the nine months ended September 30, 2003 and 2002, respectively.  The change was due to net income in Europe, compared to net losses in Europe in the same period of the prior year, as well as increased net income in Korea.

Income Taxes.  The provision for income taxes for the three and nine months ended September 30, 2003 differs from the amount computed by applying the statutory federal rate principally due to nontaxable equity earnings from certain investments and foreign losses for which no tax benefit is provided.  For the three and nine months ended September 30, 2002, the provision for income taxes differed from the amount computed by applying the statutory federal rate principally due to state taxes, foreign losses for which no tax benefit is provided, and nontaxable equity earnings from certain investments.

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

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of net revenues during the three and nine months ended September 30, 2003 and 2002.

Summarized information by segment is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	(1)	2003	(1)	2002	(1)	2003	(1)

Net revenues by segment:
United States	$210,135	84%	$299,759	84%	$564,212	85%	$809,650	84%
International	38,688	16%	57,062	16%	103,068	15%	151,525	16%

Total net revenues	$248,823	100%	$356,821	100%	$667,280	100%	$961,175	100%

Segment operating income (loss) before depreciation and amortization:

		(2)		(2)		(2)		(2)

United States	$57,621	27%	$106,122	35%	$123,004	22%	$273,625	34%
International	1,607	4%	10,389	18%	(10,002)	(10)%	24,211	16%

Total segment operating income before depreciation and amortization	$59,228	24%	$116,511	33%	$113,002	17%	$297,836	31%

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003

Operating income before depreciation and amortization reconciliation:
Income from operations	$29,477	$83,498	$32,820	$201,247
Depreciation and amortization	29,751	33,013	80,182	96,589
Operating income before depreciation and amortization	$59,228	$116,511	$113,002	$297,836

Operating income (loss) before depreciation and amortization by segment reconciliations:

United States
Income from operations	$30,751	$77,684	$51,354	$189,156
Depreciation and amortization	26,870	28,438	71,650	84,469
Segment operating income before depreciation and amortization – United States	$57,621	$106,122	$123,004	$273,625

International
Income (loss) from operations	$(1,274)	$5,814	$(18,534)	$12,091
Depreciation and amortization	2,881	4,575	8,532	12,120
Segment operating income (loss) before depreciation and amortization – International	$1,607	$10,389	$(10,002)	$24,211

(1)          Percent of total net revenues.

(2)          Segment operating income before depreciation and amortization margin.

United States.  United States revenues in the third quarter of 2003 increased approximately $90 million, or 43% compared to the same period in 2002. United States revenues for the nine months ended September 30, 2003 increased approximately $245 million, or 44% compared to the same period in 2002.   The increase in revenues resulted from our search and marketplace properties, which includes sponsored search services, our network services offerings, which includes communications services and Yahoo! Personals, and our consumer services offerings, which includes SBC Yahoo! DSL and SBC Yahoo! Dial.  United States segment operating income before depreciation and amortization in the third quarter of 2003 increased approximately $49 million, or 84% compared to the same period of 2002. United States segment operating income before depreciation and amortization for the nine months ended September 30, 2003 increased approximately $151 million, or 122% compared to the same period of 2002.  The increase is primarily due to the increase in United States revenues, as well as continued efforts to control discretionary spending during the period.

International.  International revenues in the third quarter of 2003 increased approximately $18 million, or 47% compared to the same period in 2002.  International revenues for the nine months ended September 30, 2003 increased approximately $48 million, or 47% compared to the same period in 2002.  The increase was primarily due to overall strength in the European and Asian economies, which resulted in an increase in search and marketplace revenues, including sponsored search revenues.   International segment operating income before depreciation and amortization in the third quarter of 2003 increased approximately $9 million compared to the same period in 2002 and for the nine months ended September 30, 2003 increased approximately $34 million compared to the same period in 2002.  These increases were primarily a result of the increase in International revenues and continued efforts to control discretionary spending.

Acquisitions

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

The total estimated purchase price of approximately $289.6 million consisted of $272.9 million in cash consideration, approximately $13.4 million of stock options exchanged, and direct transaction costs of approximately $3.3 million.  The value of the stock options was determined using the Black-Scholes option valuation model.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$44,610
Other tangible assets acquired	27,408
Amortizable intangible assets	49,400
Goodwill	216,188
Liabilities assumed	(49,287)
Deferred stock-based compensation	1,287
Total	$289,606

Amortizable intangible assets consist of customer-related intangible assets and developed technology with useful lives not exceeding five years.  A preliminary estimate of $216.2 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for Inktomi is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Inktomi will change the amount of the purchase price allocable to goodwill.  Liabilities assumed include approximately $12.7 million of restructuring costs associated with the acquisition, of which approximately $5.6 million remains as of September 30, 2003.

On October 7, 2003, Yahoo! completed the acquisition of Overture, a provider of commercial search services on the Internet. See Note 12 – Subsequent Event.

Related Party Transactions

SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”), was approximately a 4% stockholder of the Company at September 30, 2003. We have joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom. A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors.  Revenues from SOFTBANK accounted for less than 1% of net revenues for the three and nine months ended September 30, 2003.   Revenues from SOFTBANK accounted for approximately 3% and 2% of net revenues for the three and nine months ended September 30, 2002, respectively.  We believe contracted prices are comparable to those given to unrelated customers.

In addition, the Company has license agreements with Yahoo! Japan and Yahoo! Korea from which, in each case, we have received in excess of $60,000 in royalty payments during the nine months ended September 30, 2003.  Pursuant to these license agreements the Company licenses specified uses of the Yahoo! brand and business model to each of Yahoo! Japan and Yahoo! Korea on an exclusive basis in Japan and Korea, respectively, in exchange for licensing fees.  Pursuant to the terms of such license agreements, Yahoo! Japan and Yahoo! Korea pay to the Company 3% and 8%, respectively, of their revenues.  Pursuant to the Yahoo! Korea license agreement, the amount payable by Yahoo! Korea to the Company for each quarter cannot be less than $12,500.

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

Accounting for investments in private and publicly-traded securities.  We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We recorded approximately $2 million and $8 million of impairments on the carrying value of privately held equity securities during the three and nine months ended September 30, 2003, respectively.   There were no impairment charges recorded in the three months ended September 30, 2002.  We recorded approximately $6 million of impairments on the carrying value of privately held equity securities during the nine months ended September 30, 2002, respectively.

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

Effective January 1, 2002, we adopted SFAS 142 and performed a transitional test of our goodwill and intangible assets.  Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a goodwill impairment loss of approximately $64 million, which was recorded during the first quarter of 2002 as a cumulative effect of an accounting change in the Company’s consolidated financial statements.  The fair value of the reporting unit giving rise to the transitional impairment loss was estimated using the expected present value of future cash flows.  As of September 30, 2003, goodwill was approximately $635 million.  Any further impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003.  The provisions of this consensus did not have a significant effect on our results of operations or financial position.

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively.  The adoption of SFAS 149 did not have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).  SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity.  It requires that those instruments be classified as liabilities in balance sheets.  The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003.  The adoption of SFAS 150 did not have a material impact on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

Nine Months Ended

	September 30, 2002	September 30, 2003

Cash provided by operating activities	$223,090	$326,284
Cash used in investing activities	(219,502)	(896,142)
Cash provided by (used in) financing activities	(61,385)	936,152

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years, with the intent to make such funds readily available for operating purposes. We had cash, cash equivalents and investments in marketable debt securities totaling approximately $2.5 billion at September 30, 2003.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation, amortization, tax benefits from stock options, cumulative effect of accounting change, earnings in equity interests, noncash gains, losses and impairments from investments, other non-cash items, and the effect of changes in working capital and other activities.  Cash provided by operating activities for the nine months ended September 30, 2003 of approximately $326 million consisted primarily of net income of approximately $163 million adjusted for non-cash items of approximately $166 million and approximately $3 million used by working capital. Cash provided by operating activities for the nine months ended September 30, 2002 of approximately $223 million consisted primarily of net loss of approximately $3 million adjusted for non-cash items of approximately $110 million, cumulative effect of accounting change of approximately $64 million and approximately $52 million provided by working capital and other activities.

Cash used in investing activities in the nine months ended September 30, 2003 of approximately $896 million was primarily attributable to purchases of investments in marketable securities and other investments (net of proceeds from sales and maturities) of approximately $588 million, cash paid (net of cash acquired) for acquisitions of approximately $228 million, and capital expenditures totaling approximately $80 million.  Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures, and including the impact of Overture, are currently expected to increase in 2003 compared to 2002.  Cash used in investing activities in the nine months ended September 30, 2002 of approximately $220 million was primarily attributable to cash paid (net of cash acquired) for acquisitions of approximately $189 million, capital expenditures of approximately $35 million, and proceeds from sales and maturities of investments in marketable securities and other investments (net of purchases) of approximately $4 million.

Cash provided by financing activities in the nine months ended September 30, 2003 of approximately $936 million was primarily attributable from proceeds from issuance of debt of approximately $733 million and proceeds from issuance of common stock of approximately $203 million as a result of the exercise of employee stock options.  Cash used in financing activities in the nine months ended September 30, 2002 of approximately $61 million, was primarily due to repurchase of common stock of approximately $100 million, partially offset by proceeds from the issuance of common stock of approximately $39 million as a result of the exercise of employee stock options.

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

On October 7, 2003, Yahoo! completed the acquisition of Overture, a provider of commercial search services on the Internet.   Under the terms of the acquisition, each outstanding share of Overture was exchanged for 0.6108 shares of Yahoo! common stock and $4.75 in cash, which amounts to approximately $309 million in aggregate cash, and together with stock options exchanged and direct transaction costs resulted in an aggregate purchase price of approximately $1.7 billion.    See Note 12 – Subsequent Event for further discussion of the Overture acquisition.

Overture’s commitments related to leases and affiliate contracts as of October 7, 2003 for each of the succeeding five years is as follows: Period ending December 31, 2003: $19.7 million; Years ending December 31, 2004: $60.6 million; 2005: $19.5 million; 2006: $6.4 million; and 2007: $2.0 million.

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

Net lease commitments as of September 30, 2003 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Three months ending December 31, 2003	$8.2	$(2.2)	$6.0
Years ending December 31,
2004	28.8	(6.2)	22.6
2005	24.3	(4.0)	20.3
2006	22.3	(3.2)	19.1
2007	18.4	—	18.4
2008	14.5	—	14.5
Thereafter	96.7	—	96.7

Investment in Privately-Held Company.

During 2002, Yahoo! acquired an equity interest of approximately 16% in Sonera zed OY (“Zed”), a Finnish company and previously wholly-owned subsidiary of a publicly-held telecommunications company. Under the terms of the investment agreement, Yahoo! has call options to acquire the remaining interests not owned by Yahoo! and a put option to sell back its shares.  In addition, Zed has a put option enabling Zed to require Yahoo! to acquire the remaining interests not owned by Yahoo! if Yahoo! exercises its option to buy a majority of Zed’s outstanding shares.  The amount of the purchase price for the remaining equity interests in Zed not held by Yahoo! under these options is not determinable at this time but will be based on an operating performance based valuation of Zed.   Yahoo! is not obligated to purchase additional equity in Zed unless it chooses to exercise the option described above.  As part of the transaction, Yahoo! has agreed to provide up to 4.0 million Euro in additional funding to Zed.  Other than this amount, Yahoo! is not obligated to guarantee any obligations of Zed or to provide any funding to Zed.  Yahoo!’s investment in Zed was immaterial to its condensed consolidated balance sheet as of September 30, 2003.

Other Commitments

In the ordinary course of business, Yahoo! enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond September 30, 2004.

In connection with Company’s commercial agreements, Yahoo! provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains directors and officers insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers in certain circumstances.  The indemnification provided by the Company to its officers and directors does not have a stipulated maximum, therefore the Company is not able to develop a reasonable estimate of the maximum liabilities.  To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such indemnification obligations in its financial statements.

In March 2001, our Board of Directors authorized the repurchase of up to $500 million of Yahoo!’s outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  In March 2003, our Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes us to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of our outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  We may utilize equity instrument contracts to facilitate the repurchase of common stock.  From March 2001 through September 30, 2003, we had repurchased 16,458,620 shares of common stock at an average of $9.72 per share for a total amount of approximately $160 million. Of the shares repurchased, 16,033,620 shares were purchased from SOFTBANK at an average of $9.67 per share.  No shares were repurchased during the nine months ended September 30, 2003.  Repurchased shares are held in treasury stock.  Treasury stock is accounted for under the cost method.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and including the impact of Overture, we anticipate that this will continue in the future as business conditions merit.  Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position. The sale of additional securities could result in further dilution to our stockholders.

RISK FACTORS

If our competitors are more successful in attracting and retaining customers and users, then our revenues could decline.

We compete with many other providers of online navigation, Web search, commercial search, information, entertainment, business, recruitment, community, electronic commerce, and Internet access services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

•                  companies offering communications, Web search, commercial search, information, community and entertainment services and Internet access either on a stand alone basis or integrated into other products and media properties;

•                  vertical markets where competitors may have advantages in expertise, brand recognition, available financial and other resources, and other factors;

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

Companies such as Time Warner and Microsoft may have a competitive advantage because they have greater access to content, maintain billing relationships with more customers and have access to established distribution networks.

We face significant competition from Time Warner’s America Online business (“AOL” or “America Online”) and Microsoft (“Microsoft” or “MSN”). The combination of America Online and Time Warner provides America Online with content from Time Warner’s movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner’s current customers and subscribers of its various media properties. To a less significant extent, we also face competition from other companies that have combined a variety of services under one brand in a manner similar to Yahoo!. In certain of these cases, most notably AOL and MSN, our competition has a direct billing relationship with a greater number of their users through access and other services than we have with our users through certain of our premium services. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users.

Our recent acquisitions of Inktomi and Overture expose our business to greater competition in the area of algorithmic Web search and paid inclusion services.

In March 2003 we completed our acquisition of Inktomi Corporation (“Inktomi”), a provider of OEM algorithmic Web search and paid inclusion services.  In addition, we completed our acquisition of Overture Services, Inc. (“Overture”) in October 2003, increasing our algorithmic Web search and paid inclusion business through Overture’s recently acquired Alta Vista and Fast Search & Transfer Web search businesses.  As a result of these acquisitions, we compete directly with other providers of Web search and related search services, including, among others, AskJeeves, Google, and LookSmart, Ltd.  Some of these competitors may have longer operating histories focusing on providing Web search services on an OEM basis, larger customer or user bases and greater brand recognition for their Web search businesses.  In addition to the general acquisition risks highlighted in these risk factors, we are subject to the risk that other companies with greater operational, strategic, financial, personnel or other resources may choose to enter the Web search or paid inclusion spaces by acquisition or internal development, and may create greater competition for advertisers, customers and users.

If Overture fails to maintain and grow its advertiser, user, business and affiliate constituencies, our revenues could significantly decline and our business could be adversely affected.

Overture’s paid placement search service is comprised of advertiser-generated listings, which are screened for relevance and accessed by users and businesses through the Yahoo! properties and through Overture’s affiliates, a network of other Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s sites.  The search listings are ranked according to the advertiser’s bid; the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertiser’s search listing (also known as a paid introduction, click-through or a paid click).  Overture’s growth in commercial search services depends, in part on the maintenance of a critical mass of advertisers, users, affiliates and traffic generated by the Yahoo! properties and Overture’s network of other Web properties.  Such a critical mass encourages increased participation in Overture’s paid placement search marketplace.  To the extent Overture experiences a decline in the growth or number of any one or all constituents, the value of Overture’s paid placement service could be harmed, and our revenues or business could be adversely affected.

Our recent acquisition of Overture exposes our business to greater competition with providers of pay-per-click advertising search services.

As a result of our acquisition of Overture, we compete directly with other providers of pay-per-click advertising services and paid search that are similar to Overture’s, including Espotting Media, Inc. (which is under agreement to be acquired by FindWhat), FindWhat, Google, LookSmart, Primedia, and Terra Lycos.  In addition, we believe it is likely that there will be additional entrants to the pay-per-click search market.  Some of these entrants may have greater operational, strategic, financial, personnel or other resources than we do.  These competitors compete against Overture for affiliate arrangements and could cause Overture to enter into affiliate arrangements with less favorable terms or lose current affiliates or not acquire new affiliates, which could reduce the number of click-throughs, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby harm our business, operating results and financial condition.

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired Overture in October 2003 and Inktomi Corporation in March 2003 and have completed several other acquisitions.  We expect to enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  The acquisitions of Overture and Inktomi were accompanied by a number of risks, including:

•                  the difficulty of assimilating the operations and personnel of Overture, which are principally located in Southern California, with and into Yahoo!’s operations, which are headquartered in Northern California;

•                  the potential disruption of our ongoing business and distraction of management;

•                  the difficulty of incorporating acquired technology or content and rights into our products and unanticipated expenses related to such integration;

•                  the failure to further successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•                  the impairment of relationships with customers of Overture and Inktomi, or our own customers as a result of any integration of operations;

•                  the impairment of relationships with employees of Overture and Inktomi or our own business as a result of any integration of new management personnel; and

•                  the potential unknown liabilities associated with Overture and Inktomi.

We may experience similar risks in connection with our future acquisitions.  We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Overture and Inktomi or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

Our international segment competes with local Internet service providers that may have a competitive advantage.

On an international level, we compete directly with local providers; they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to obtain more knowledge about our users and their preferences, deepen our relationships with our users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

Our intellectual property rights are valuable and any inability to protect them could dilute our brand image.

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as important to Yahoo!’s success.  Effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet.  Further, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. If we are unable to protect our trademarks from unauthorized use, our brand image may be harmed. While we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. Any impairment of our brand image could cause our stock price to drop. In addition, protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. In turn, this could harm the results of our business and lower our stock price.

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

In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights.  Currently, our subsidiary LAUNCH Media, Inc. (“LAUNCH”) is engaged in a lawsuit regarding copyright issues that commenced prior to our entering into an agreement to acquire LAUNCH.  In addition, Overture is in litigation with several companies, each of which has claimed that allowing advertisers to bid on certain search terms constitutes trademark infringement.

In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements, if available, or be prevented from using the rights, which could require us to change our business practices in the future.  We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. As a result, these claims could harm our business.

Financial results for any particular period will not predict results for future periods.

There can be no assurance that the purchasing pattern of customers advertising on the Yahoo! network will not continue to fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors.  In addition, there can be no assurance that the volume of searches conducted, the amounts bid by advertisers for search listings or the number of advertisers that bid on the Overture service will not vary widely from period to period.  As the percentage of revenues from sources other than advertising increases, it may become more difficult to predict our financial results based on historical performance.  Because of the rapidly changing market we serve, period-to-period comparisons of operating results are not likely to be meaningful. You should not rely on the results for any period as an indication of future performance.

We expect our operating expenses to continue to increase as we attempt to expand the Yahoo! brand, fund product development, develop media properties and acquire other businesses.

Yahoo! currently expects that its operating expenses will continue to increase as we expand our operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties and premium services, and acquire and integrate complementary businesses and technologies.

We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. If our stock price and market capitalization decline, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. At September 30, 2003, our goodwill and other amortizable intangible assets were $757 million.  In addition, we will account for the acquisition of Overture using the purchase method of accounting.  Accordingly, we will record approximately $1.1 billion of the purchase price of Overture as goodwill.  In the first quarter of 2002, we recorded a transitional impairment charge of $64.1 million as a cumulative effect of an accounting change, resulting from the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

Approximately 69% of our net revenues are derived from marketing services. Demand from our current and potential clients for online advertising is difficult to forecast accurately.

For the three months ended September 30, 2003, approximately 69% of our net revenues came from our marketing services, including sponsored search services.  Sponsored search services provided through Overture represented approximately 20% of our total revenues for the three months ended September 30, 2003.  Our ability to continue to achieve substantial advertising revenue depends upon:

•                  growth of our user base;

•                  broadening our relationships with advertisers to small and medium size businesses;

•                  our user base being attractive to advertisers;

•                  demand for our commercial search services by advertisers, users and businesses, including prices paid by advertisers, the number of searches performed by users and the rate at which they click-through to commercial search results;

•                  our ability to maintain our affiliate program for our commercial search services;

•                  our ability to generate significant traffic to our Web sites;

•                  our ability to derive better demographic and other information from our users;

•                  continued acceptance of the Web by advertisers as an advertising medium; and

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

Overture depends on a limited number of sources to direct users and businesses to its service to conduct searches.

The users and businesses that conduct searches on Overture’s service come from a limited number of sources.  In addition to the Yahoo! properties, sources for users conducting searches are members of Overture’s affiliate network, including portals, browsers, and other affiliates.  Overture’s agreements with affiliates vary in duration, and depending on the agreement, may be terminable upon the occurrence of certain events, including for failure to meet certain service levels, for material breaches of agreement terms, for changes in control (including the change of control of Overture which recently occurred with Yahoo!’s acquisition of Overture) or in some instances, at will.  Overture may not be successful in renewing any of its affiliate agreements, or if they are renewed, they may not be on as favorable terms.  The loss of any of these affiliates could harm our ability to generate revenue and our operating results.

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

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In the recent past, the overall market for advertising, including Internet advertising, was generally characterized by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. As a result, advertising spending decreased. Since Yahoo! derives a large part of its revenues from advertising fees, any decreases in or delays of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues.  Even as economic conditions improve, marketing budgets and advertising spending may not increase from current levels.

Due to intense competition, we may not be able to generate substantial revenues from the Internet access market.

In 2002 we launched SBC Yahoo! DSL and SBC Yahoo! Dial, an Internet access service provided through an alliance with SBC Communications Inc.  In September 2003 we launched BT Yahoo! Broadband, an Internet access service provided in the United Kingdom through an alliance with British Telecommunications plc (“BT”).  These access services combine customized content and services from Yahoo! (including browser and other communications services) and DSL transport and Internet access from SBC Internet Services (an affiliate of SBC Communications Inc.) and BT. These Internet access services compete with many large companies, some of which may have substantially greater market presence (including an existing user base), financial, technical, marketing or other resources than those committed to the product offerings with SBC and BT. In the United States, these services primarily compete directly or indirectly with established Internet services, such as AOL and the MSN; other national telecommunications companies and regional Bell operating companies; and broadband Internet access providers such as Earthlink, Comcast, and other cable broadband providers.  In the United Kingdom, these services primarily compete directly or indirectly with established Internet services, such as AOL and Freeserve; other major UK Internet service providers; and cable broadband providers such as NTL and Telewest.  As a result of these and other competitive factors, these services may not be able to attract, grow or retain a customer base, which would negatively impact our ability to sell customized content and services through this channel.

Our success in the Internet access market will depend on technical and customer service issues, which we have a limited ability to control.

Internet access services, including SBC Yahoo! DSL, SBC Yahoo! Dial and BT Yahoo! Broadband, are susceptible to natural or man-made disasters such as earthquakes, floods, fires, power loss, or sabotage, as well as interruptions from technology malfunctions, computer viruses or hacker attacks. Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service to our access customers. Our ability to control technical and customer service issues is further limited by our dependence on SBC and BT for connectivity, customer service, joint marketing and technical integration of aspects of our access service. Significant disruptions in our access service could harm our goodwill, the Yahoo! brand and ultimately could significantly and negatively impact the amount of revenue we may earn from our service.

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

We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties. These properties, such as Yahoo! Shopping, link users with a network of retailers with whom we have relationships. The success of our electronic commerce properties depends on, among other things, our ability to attract and retain well-known brands among our network of retailers. Through our electronic commerce properties, we do not establish a direct billing relationship with our users as a result of any purchases they may make with the retailers.  The revenue that we derive from our electronic commerce properties is typically in the form of lead-based fees, wherein retailers pay a fee based on the number of times a user clicks on a link to their site, and advertising fees.  Users who had a favorable buying experience with a particular retailer may contact that retailer directly for future purchases rather than through our service. If our users bypass our electronic commerce properties, such as Yahoo! Shopping, and contact retailers directly, our revenue could decline. Competing providers of online shopping, including merchants with whom we have relationships, may provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services and as a consequence our revenue could decline or we could fail to generate significant revenues from electronic commerce.  In addition, a decrease in the number of users of Yahoo! Shopping could adversely affect demand for our Yahoo! Merchant Solutions service as a means to market and distribute products online, which could negatively impact the amount of revenue we generate from this service.

We will continue to operate in international markets in which we have limited experience and are faced with relatively higher costs and are exposed to greater risks.

A key part of our strategy is to develop Yahoo!-branded online properties in international markets. We have developed, through joint ventures, subsidiaries and branch offices, localized properties in over 20 international countries. To date, we have only limited experience in developing localized versions of our products and marketing and operating our products and services internationally, and we rely on the efforts and abilities of our foreign business partners in such activities.

We believe that in light of substantial anticipated competition, we need to expand our operations in international markets quickly in order to obtain market share effectively. However, in a number of international markets, especially those in Europe, we face substantial competition from Internet Service Providers (ISPs) that offer or may offer their own navigational services. Many of these ISPs have a dominant market share in their territories. Furthermore, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of our international online properties relative to our domestic experience. We have selected international markets that may not develop at a rate that supports our level of investment. In particular, international markets typically have been slower than domestic markets in adopting the Internet as an advertising and commerce medium.

Our international operations are subject to increased risks.

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

We are substantially dependent on the continued services of our key personnel, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, and our executive and senior vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations.  In addition, as part of our integration of Overture’s personnel and operations, we may lose key employees of Overture.  If any of these individuals were to leave unexpectedly, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successor obtains the necessary training and experience. Many of our management personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants. While management personnel are typically granted additional stock options subsequent to their hire date, which will usually vest over a period of four years to provide additional incentive to remain at Yahoo!, the initial option grant is typically the largest for a given position, and an employee may be more likely to leave Yahoo!’s employ upon completion of the vesting period for the initial option grant.

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

We believe that maintaining and expanding the Yahoo! brand (and other vertical brands, including Overture, Inktomi and HotJobs) is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brands. We will spend increasing amounts of money on, and devote greater resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brands. We may not be able to successfully maintain or enhance consumer awareness of the Yahoo! brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the Yahoo! brands in a cost effective manner, our business, operating results and financial condition would be harmed.

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

Distribution Relationships.  In addition to our relationships with SBC and BT, to increase traffic for our online properties and services and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with leading Web browser providers, operators of online networks and leading Websites, software developers and computer manufacturers, and telecommunications companies. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into additional distribution relationships. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to execute our business plan.

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

There are currently few laws or regulations directly applicable to the Internet. The application of existing laws and regulations to Yahoo! relating to issues such as user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of products and services, and intellectual property ownership and infringement can be unclear. In addition, we will also be subject to new laws and regulations directly applicable to our activities.  Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear.  Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and dampen the growth in use of the Web.

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

We post our privacy policies and practices concerning the use and disclosure of user data. In addition, GeoCities, a company we acquired in 1999, is required to comply with a consent order between it and the Federal Trade Commission (the “FTC”), which imposes certain obligations and restrictions with respect to information collected from users. Any failure by us to comply with our posted privacy policies, the consent order, FTC requirements or other privacy-related laws and regulations could result in proceedings by the FTC or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could materially and adversely affect our business through a decrease in user registrations and revenues. This could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

In April 2003, we issued $750 million of zero coupon senior convertible notes due April 1, 2008.  The notes are convertible into our common stock at a conversion price of $41.00 per share, which would result in the issuance of an aggregate of 18.3 million shares, subject to adjustment upon the occurrence of specified events.  Therefore, each $1,000 principal amount of the notes will initially be convertible into 24.3902 shares of our common stock prior to April 1, 2008 if the sale price of our common stock issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred.  The specified thresholds for conversion prior to the maturity date are (1) the closing sale price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110% of the conversion price in effect on that 30th trading day, and (2) during the period beginning January 1, 2008 through the maturity date, the closing sale price of our common stock on the previous trading day was 110% or more of the then current conversion price.  We may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity.  Following a fundamental change of the Company, we may choose to pay the purchase price of the notes in cash, shares of our common stock, shares of common stock of the surviving corporation, or a combination of cash and shares of the applicable common stock.  We may not have enough cash on hand or have the ability to access cash to pay the notes if presented on a fundamental change or at maturity.  In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the third quarter of 2003, the closing sale prices of our common stock on the Nasdaq ranged from $28.87 to $37.82 per share and the closing sale price on October 31, 2003 was $43.71 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

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

Some of the statements in this Report constitute forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of such terms or other comparable terminology.   This Report includes, among others for fiscal 2003, statements regarding our:

•                  primary operating costs and expenses;

•                  amortization of intangibles;

•                  estimated goodwill from the Inktomi and Overture acquisitions;

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2003 we had investments in debt securities with maturities between three months and one year of approximately $0.6 billion. Such investments had a weighted-average yield of approximately 2.06%. Investments in debt securities with maturities between one and five years of approximately $1.2 billion had a weighted-average yield of approximately 2.41%.   The fair market value of our long-term debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and the decrease as interest rate rise. The interest changes affect the fair market value but do not impact our financial position, cash flows or results of operations.

Foreign Currency Risk.  International revenues from our foreign subsidiaries accounted for approximately 16% of total revenues during the three and nine months ended September 30, 2003. International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. We are also exposed to foreign exchange rate fluctuations as the financial statements of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The effect of foreign exchange rate fluctuations for the three months ended September 30, 2003 was not material.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2003, net unrealized losses of approximately $1.0 million on these investments have been recorded net of deferred taxes of $0.4 million as a separate component of stockholders’ equity.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of September 30, 2003, we had available-for-sale equity investments with a fair value of approximately $2.5 million and a cost basis of approximately $4.1 million. The net unrealized losses of approximately $1.6 million have been recorded net of deferred taxes of approximately $0.6 million as a separate component of stockholders’ equity and gains on derivatives of approximately $0.3 million have been recorded in other income, net on the condensed consolidated statement of operations. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

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

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of the Company acquired in October 2003.  In October 2002, Robert Novak, doing business as PetsWarehouse and PetsWarehouse.com, filed a complaint in the United States District Court for the Eastern District of New York against Overture.  In August 2003, Accor filed a complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture’s wholly-owned subsidiary in France.  The plaintiffs in each of these cases claim, among other things, that they have trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms.  Overture has also been named as a defendant in several other trade name infringement actions filed in Los Angeles, California in which plaintiffs made similar claims.  The Company and Overture believe that Overture has meritorious defenses to liability and damages in each of these lawsuits and are contesting them vigorously.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  The lawsuit is still in the preliminary, discovery phase and we do not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation.  The range of possible resolutions of the LAUNCH litigation could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations or cash flows.  An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding as of October 2003.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Settlement discussions relating to this case on behalf of the named defendants have occurred over the last several months, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and Overture’s insurance carriers. A proposal has been made for the settlement and release of claims against the issuer defendants, including Overture. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

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

2.4

Agreement and Plan of Merger dated as of July 14, 2003 by and among the Registrant, July 2003 Merger Corp. and Overture Services, Inc (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2003 and incorporated herein by reference).

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

4.10		Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K).
31	*

Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2003.

32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 7, 2003.

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

b.             Reports on Form 8-K:

On July 9, 2003, the Company filed a current report on Form 8-K to report that it had issued a press release announcing the Company’s financial results for the quarter ended June 30, 2003 and certain other information.

On July 17, 2003, the Company filed a current report on Form 8-K to report that it had entered into a definitive agreement to acquire Overture Services, Inc.

On August 8, 2003, the Company filed an amended current report on Form 8-K/A, which amended the current report on Form 8-K filed on July 17, 2003, to report certain financial information related to the Company’s acquisitions of Overture Services, Inc. and Inktomi Corporation.

On September 3, 2003, the Company filed a current report on Form 8-K to report that it had issued a press release announcing that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in relation to the previously announced agreement to acquire Overture Services, Inc., had expired.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: November 7, 2003		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICIA CUTHBERT
Dated: November 7, 2003		Patricia Cuthbert Vice President and Corporate Controller (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number		Description

2.4

Agreement and Plan of Merger dated as of July 14, 2003 by and among the Registrant, July 2003 Merger Corp. and Overture Services, Inc (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 17, 2003 and incorporated herein by reference).

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

4.10		Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K).
31	*

Certificates of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 7, 2003.

32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 7, 2003.

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.