Form 10-Q
period 2004-03-31
YAHOO INC
filed 2004-05-07
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2004
Common stock, $0.001 par value	673,364,167

As of May 3, 2004 there were 673,364,167 shares (or 1,346,728,334 shares after giving retroactive effect to the registrant’s two-for-one stock split, payable in the form of a stock dividend, having a record date of April 26, 2004 and taking effect as of May 11, 2004) of the registrant’s common stock, $0.001 par value, outstanding.

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31, 2003	March 31, 2004

Revenues	$282,948	$757,786
Cost of revenues	43,132	281,705
Gross profit	239,816	476,081

Operating expenses:
Sales and marketing	113,479	166,295
Product development	36,398	76,989
General and administrative	28,640	57,556
Stock compensation expense (1)	575	12,572
Amortization of intangibles	5,747	30,512
Total operating expenses	184,839	343,924

Income from operations	54,977	132,157

Other income, net	12,530	14,378
Earnings in equity interests	9,729	19,868
Minority interests in operations of consolidated subsidiaries	(1,908)	(482)
Income before income taxes	75,328	165,921
Provision for income taxes	28,625	64,709
Net income	$46,703	$101,212

Net income per share—basic:	$0.04	$0.08

Net income per share—diluted:	$0.04	$0.07

Shares used in per share calculation—basic	1,193,284	1,328,154

Shares used in per share calculation—diluted	1,231,576	1,426,548

(1) Stock compensation expense by function:
Sales and marketing	$209	$3,605
Product development	286	4,723
General and administrative	80	4,244
Total stock compensation expense	$575	$12,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(in thousands except par value)

	December 31, 2003	March 31, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$713,539	$790,809
Short-term investments in marketable securities	595,978	767,118
Accounts receivable, net	282,415	281,966
Prepaid expenses and other current assets	129,777	138,052
Total current assets	1,721,709	1,977,945

Long-term investments in marketable securities	1,261,693	1,232,343
Property and equipment, net	449,512	449,428
Goodwill	1,805,561	1,849,111
Intangible assets, net	445,640	433,477
Other assets	247,539	249,883
Total assets	$5,931,654	$6,192,187

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,890	$15,234
Accrued expenses and other current liabilities	483,628	516,415
Deferred revenue	192,278	200,991
Total current liabilities	707,796	732,640

Long-term debt	750,000	750,000
Other liabilities	72,890	75,996
Minority interests in consolidated subsidiaries	37,478	42,060
Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,321,408 and 1,331,970 issued and outstanding, respectively	1,356	1,364
Additional paid-in capital	4,288,138	4,408,141
Treasury stock	(159,988)	(159,988)
Retained earnings	230,386	331,598
Accumulated other comprehensive income	3,598	10,376
Total stockholders’ equity	4,363,490	4,591,491
Total liabilities and stockholders’ equity	$5,931,654	$6,192,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,703	$101,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,073	66,192
Tax benefits from stock options	21,057	60,750
Earnings in equity interests	(9,729)	(19,868)
Non-cash (gains) losses and impairments from investments	3,101	(3,745)
Minority interests in operations of consolidated subsidiaries	1,908	482
Stock compensation expense	575	12,572
Other non-cash items	(89)	2,472
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(15,347)	1,189
Prepaid expenses and other assets	5,215	(4,410)
Accounts payable	2,603	(17,909)
Accrued expenses and other liabilities	4,260	32,303
Deferred revenue	9,298	4,735
Net cash provided by operating activities	98,628	235,975
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(20,503)	(38,689)
Purchases of marketable securities	(137,440)	(514,555)
Proceeds from sales and maturities of marketable securities	430,518	382,060
Acquisitions, net of cash acquired	(228,318)	(43,767)
Proceeds from sales of other investments	1,281	10,911
Net cash provided by (used in) investing activities	45,538	(204,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	23,567	92,295
Structured stock repurchase	—	(50,000)
Net cash provided by financing activities	23,567	42,295
Effect of exchange rate changes on cash and cash equivalents	(262)	3,040
Net change in cash and cash equivalents	167,471	77,270
Cash and cash equivalents at beginning of period	310,972	713,539
Cash and cash equivalents at end of period	$478,443	$790,809

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

Supplemental schedule of investing activities:

Acquisition-related activities (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2004

Cash paid for acquisitions	$272,928	$50,684
Cash acquired in acquisitions	(44,610)	(6,917)
	$228,318	$43,767

Value of common stock options issued in connection with acquisitions	$13,367	$2,209

See Note 6 – “Acquisitions” for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2004

Common stock
Balance, beginning of period	$1,222	$1,356
Common stock issued	6	8
Balance, end of period	1,228	1,364

Additional paid-in capital
Balance, beginning of period	2,429,611	4,288,138
Common stock issued	40,261	95,154
Stock compensation expense	575	12,572
Tax benefit from stock options	19,076	63,543
Structured stock repurchase	—	(50,000)
Deferred stock-based compensation	(1,287)	(865)
Other	(3,507)	(401)
Balance, end of period	2,484,729	4,408,141

Treasury stock
Balance, beginning and end of period	(159,988)	(159,988)

Retained earnings (accumulated deficit)
Balance, beginning of period	(7,493)	230,386
Net income	46,703	101,212
Balance, end of period	39,210	331,598

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,082)	3,598
Net unrealized gains (losses) on securities	(2,970)	4,201
Foreign currency translation adjustment	(233)	2,577
Balance, end of period	(4,285)	10,376

Total stockholders’ equity	$2,360,894	$4,591,491

Other comprehensive income
Net income	$46,703	$101,212
Other comprehensive income (loss):
Net unrealized gains (losses) on securities	(2,970)	4,201
Foreign currency translation adjustment	(233)	2,577
Comprehensive income	$43,500	$107,990

	Number of Shares
Common stock
Balance, beginning of period	1,189,720	1,321,408
Common stock issued	5,914	10,562
Balance, end of period	1,195,634	1,331,970

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

On April 7, 2004, the Yahoo! Board of Directors approved a two-for-one split of the Company’s shares of common stock to be effected in the form of a stock dividend. As a result of the stock split, Yahoo! stockholders will receive one additional share of Yahoo! common stock for each share of common stock held of record on April 26, 2004. The additional shares of Yahoo! common stock will be distributed on May 11, 2004. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Certain prior period balances have been reclassified to conform to the current year presentation.

Note 2—Summary of Significant Accounting Policies

Revenue Recognition.  The Company’s revenues are derived principally from services, which include marketing services, fees, and listings.

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition,” and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

Marketing services revenue is primarily generated from rich media advertisements (banner and other media advertisements), sponsorship and text-link advertisements (including pay-for-performance search advertisements), paid inclusion, algorithmic search services and transactions.  Banner advertising agreements typically range from one week to three years.  The Company recognizes marketing services revenue related to banner advertisements as “impressions” are delivered by the Company.  “Impressions” are defined as the number of times that an advertisement appears in pages viewed by users of the Yahoo! network.  Sponsorship advertising agreements have longer terms than banner advertising agreements, typically ranging from three months to three years, and often involve multiple element arrangements (arrangements with more than one deliverable) that may include placement on specific properties, exclusivity and content integration.  Sponsorship advertisement revenue is recognized as “impressions” are delivered or ratably over the contract period, where applicable.  Text-link and hypertext link advertisements, including pay-for-performance search advertisements or results, are recognized in the period in which the “click-throughs” occur.  “Click-throughs” are defined as the number of times a user clicks on an advertisement or search result.  Per-query search fees are recognized based on the query volume in the period, and revenue from customers who pay a fixed fee to be included in the Web search index are recognized over the term of the agreement.  Transactions revenue includes service fees for facilitating transactions through the Yahoo! network, principally from the Company’s commerce properties. Transactions revenue is recognized when there is evidence that the qualifying transactions have occurred.

Fees revenue consists of revenues generated from a variety of consumer and business fee-based services, including SBC Yahoo! DSL and SBC Yahoo! Dial, Yahoo! Personals, Small Business Services and Yahoo! Mail.  Revenue is recognized in the month in which the services are performed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured.

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

Traffic Acquisition Costs.  The Company enters into agreements of varying duration with third party affiliates that integrate the Company’s pay-for-performance search service into their Web sites.  There are generally three economic structures of the affiliate agreements:  guaranteed fixed payments which often carry reciprocal performance guarantees from the affiliate, variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks, or a combination of the two.

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, investment values, goodwill and intangible assets, income taxes, restructuring costs and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Basic and Diluted Net Income per Share.  Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the conversion of zero coupon senior convertible notes (using the if-converted method).  For the three month period ended March 31, 2003, potential common shares of 38 million (split adjusted) were included in the computation and were related to shares issuable upon the exercise of stock options.  For the three month period ended March 31, 2004, total potential common shares of 98 million (split-adjusted), consisting of 61 million (split-adjusted) issuable upon the exercise of stock options and 37 million (split-adjusted) issuable upon the conversion of the zero coupon senior convertible notes, were included in the computation.  See Note 8—”Long-Term Debt” for additional information related to the zero-coupon senior convertible notes.

Stock-Based Compensation.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.  The Company recorded compensation expense of approximately $1 million and $13 million in the three months ended March 31, 2003 and 2004, respectively.  As of March 31, 2004, approximately $39 million of deferred stock-based compensation expense remains to be amortized over the remaining vesting periods of the options and restricted stock, and is included in additional paid-in capital in the consolidated balance sheet.

If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2004

Net income (loss):
As reported	$46,703	$101,212
Add: Stock compensation expense included in reported net income (loss), net of related tax effects	362	7,543
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects	(65,595)	(71,011)
Pro forma net income (loss)	$(18,530)	$37,744

Net income (loss) per share:
As reported - basic	$0.04	$0.08
Pro forma - basic	$(0.02)	$0.03

As reported - diluted	$0.04	$0.07
Pro forma - diluted	$(0.02)	$0.03

Pro forma diluted net loss per share for the three months ended March 31, 2003 is computed excluding potential common shares of 38 million (split-adjusted), as their effect is anti-dilutive.

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

Note 3—Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  Certain provisions of FIN 46 became effective during the quarter ended March 31, 2004, the adoption of which did not have a material impact on the Company’s financial position, cash flows or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 is effective for fiscal periods beginning after March 31, 2004.   The Company is currently evaluating the effect of adopting EITF 03-06 on its financial statements.

Note 4—Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands):

	United States	International	Total

Balance at December 31, 2003	$1,710,998	$94,563	$1,805,561
Acquisitions and other (1)	4,594	38,956	43,550
Reclassification (2)	(242,490)	242,490	—
Balance at March 31, 2004	$1,473,102	$376,009	$1,849,111

(1)          Other primarily includes certain purchase price adjustments that affect existing goodwill. See also Note 6—”Acquisitions.”

(2)          Reclassification reflects the allocation of goodwill related to the Overture acquisition to our financial reporting segments.

Note 5—Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2003	March 31, 2004
		Gross carrying amount	Accumulated amortization	Net
	Net

Trademark, trade name and domain name	$56,830	$75,400	$(20,626)	$54,774
Customer, affiliate, and advertiser related relationships	233,390	287,885	(61,700)	226,185
Developed technology and patents	155,420	175,254	(22,736)	152,518

Total intangible assets, net	$445,640	$538,539	$(105,062)	$433,477

The intangible assets are all amortizable and have original estimated useful lives as follows: Trademark, trade name and domain name—four to seven years; Customer, affiliate, and advertiser related relationships—three to seven years; Developed technology and patents—two to five years.  The Company recognized amortization expense on intangible assets of approximately $6 million and $31 million for the three months ended March 31, 2003 and 2004, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: Nine months ending December 31, 2004: $91million; years ending December 31, 2005: $116 million; 2006: $108 million; 2007: $78 million; and 2008: $38 million.

Note 6—Acquisitions

3721.  On January 2, 2004, Yahoo! completed the acquisition of all of the outstanding capital shares of 3721 Network Software Company Limited, (“3721”), a Hong Kong-based software development company.  The acquisition combined Yahoo!’s global audience and 3721’s keyword search technology to enable Yahoo! to continue improving its global search services.   These factors contributed to a purchase price in excess of the fair value of 3721’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $54 million consisted of approximately $51 million in cash consideration, approximately $2 million related to stock options exchanged, and direct transaction costs of approximately $1 million.  The value of the stock options was determined using the Black-Scholes option valuation model.  Under the terms of the acquisition, Yahoo! has also contingently agreed to pay up to a maximum amount of  $70 million in cash, part of which will be an addition to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$6,917
Other tangible assets acquired	4,553
Amortizable intangible assets
Trade name, trademark and domain name	1,000
Customer, affiliate, and advertiser related relationships	7,600
Developed technology and patents	3,800
Goodwill	37,523
Total assets acquired	61,393

Liabilities assumed	(9,467)
Deferred stock-based compensation	1,757
Total	$53,683

Amortizable intangible assets consist of trade names, trademarks and domain names, customer, affiliate and advertiser related intangible assets and developed technology and patents, with useful lives not exceeding five years.  Based on a preliminary estimate, no amount has been allocated to in-process research and development, and $38 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for 3721 is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of 3721 will change the amount of the purchase price allocable to goodwill.

The results of operations of 3721 have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition on January 2, 2004.  Results of operations for 3721 for periods prior to the acquisition were not material to the Company and accordingly pro forma results of operations have not been presented.

In March and October 2003, we acquired Inktomi Corporation (“Inktomi”) and Overture Services, Inc. (“Overture”), for aggregate purchase prices of approximately $290 million and $1.7 billion, respectively.  Based on preliminary estimates, goodwill of approximately $217 million and $1.2 billion, and other intangible assets of approximately $49 million and $354 million, respectively, were recorded as a result of the Inktomi and Overture acquisitions.  The preliminary purchase price allocation for Overture is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Overture will change the amount of the purchase price allocable to goodwill.  The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Inktomi and Overture occurred on January 1, 2003 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2003	March 31, 2004

Net revenues	$476,930	$757,786
Net income	$37,187	$101,212

Net income (loss) per share — basic:	$0.03	$0.08
Net income (loss) per share — diluted:	$0.03	$0.07

Note 7 —Related Party Transactions

SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”) was approximately a four percent stockholder of the Company at March 31, 2004. The Company has joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom to establish and manage versions of the Yahoo! Internet Guide for those countries. A Managing Partner of a SOFTBANK affiliate is also a member of the Company’s Board of Directors.  In March 2004, SOFTBANK and the Company entered into an agreement that provided that, so long as SOFTBANK directly or indirectly owns or controls any shares of the Company’s common stock, SOFTBANK shall, at the Company’s direction, either vote or cause to be voted such shares of common stock in accordance with any written voting recommendation of the Company’s Board of Directors or grant a proxy to the Company entitling the Company to vote or cause to be voted such shares in proportion to the votes cast by the other stockholders of the Company.  Revenues from SOFTBANK accounted for less than one percent of total revenues for the three months ended March 31, 2004 and 2003.  The Company believes that contracted prices in the relevant transactions are comparable to those with other similarly situated customers.

The Company and other third parties are limited partners in Softbank Capital Partners LP (“Softbank Capital”), a venture capital fund for which a SOFTBANK affiliate is the General Partner.  The Company initially committed in July 1999 to a total investment of $30 million in the fund, and subsequently committed to invest an additional $6 million.  To date, the total investment by the Company in Softbank Capital is approximately $34 million.  Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

In addition, the Company has commercial arrangements with Yahoo! Japan, consisting of services and license fees for which the net cost was approximately $8 million in the three months ended March 31, 2004.

Note 8—Long-Term Debt

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of approximately $17 million, which have been deferred and are included on the balance sheet in other assets.  As of March 31, 2004, approximately $14 million of the transaction fees remain to be amortized.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share (split-adjusted), which would result in the issuance of an aggregate of approximately 37 million shares (split-adjusted), subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 48.7804 shares (split-adjusted) of Yahoo! common stock prior to April 1, 2008 if the sale price of the Company’s common stock issuable upon conversion of the Notes reaches a specified threshold for a defined period of time or specified corporate transactions have occurred.  The specified thresholds for conversion prior to the maturity date are (1) the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110 percent of the conversion price on that 30th trading day, and (2) during the period beginning January 1, 2008 through the maturity date, the closing sale price of the Company’s common stock on the previous trading day was 110 percent or more of the then current conversion price.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  The Company may be required to repurchase all of the notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value.  Yahoo! may not redeem the Notes prior to their maturity.  For the three month period ended March 31, 2004, the 37 million (split-adjusted) shares issuable upon the conversion of the zero coupon senior convertible notes, were included in the computation of diluted earnings per share.  As of March 31, 2004, the fair value of the Notes was approximately $1.0 billion based on quoted market prices.

Note 9— Stockholders’ Equity

Stock Repurchase Program.  In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. In March 2003, the Company’s Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes the Company to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. The Company may utilize equity instrument contracts to facilitate the repurchase of common stock. From March 2001 through March 31, 2004, the Company had repurchased 32,917,240 shares of common stock at an average of $4.86 per share (split-adjusted) for a total amount of approximately $160 million. Of the shares repurchased, 32,067,240 shares were purchased from SOFTBANK at an average of $4.84 per share (split-adjusted).  No shares were repurchased during the quarter ended March 31, 2004.  Treasury stock is accounted for under the cost method.

Structured Stock Repurchase.  In February 2004, Yahoo! entered into a six month structured stock repurchase transaction in the amount of $50 million. The structured stock repurchase will be settled in cash or stock depending on the market price of the Company’s common stock on the date of the settlement. Upon settlement, the Company will either have its investment returned with a premium or receive up to approximately 2.6 million shares of its own common stock, respectively, depending on whether the market price of Yahoo! common stock is above or below $20.56 (split-adjusted), the pre-determined price agreed in connection with such transaction.  This transaction is recorded in stockholders’ equity in the consolidated balance sheet as of March 31, 2004.  The shares underlying this transaction were considered outstanding at March 31, 2004.

Note 10—Segment Information

The Company manages its business geographically.  The primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation and amortization for making financial decisions and allocating resources. Segment operating income before depreciation and amortization includes income from operations before depreciation, amortization of intangible assets and amortization of stock compensation expense.  Management believes that segment operating income before depreciation and amortization is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Summarized information by segment is as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2004

Revenues by segment:
United States	$238,546	$599,271
International	44,402	158,515
Total revenues	$282,948	$757,786

Segment operating income before depreciation and amortization:
United States	$77,523	$191,254
International	7,102	19,667
Total segment operating income before depreciation and amortization	84,625	210,921

Corporate and unallocated operating costs and expenses:
Depreciation and amortization	(29,073)	(66,192)
Stock compensation expense	(575)	(12,572)
Income from operations	$54,977	$132,157

	Three Months Ended
	March 31, 2003	March 31, 2004

Capital expenditures, net:
United States	$15,998	$30,357
International	4,505	8,332
Total consolidated capital expenditures, net	$20,503	$38,689

	December 31, 2003	March 31, 2004
Property and equipment, net:
United States	$414,632	$411,806
International	34,880	37,622
Total consolidated property and equipment, net	$449,512	$449,428

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues during the three months ended March 31, 2003 and 2004.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2004

Marketing services	$189,965	$635,468
Fees	63,729	88,470
Listings	29,254	33,848
Total revenues	$282,948	$757,786

For the three month period ended March 31, 2003, revenues from the Company’s agreement with Overture (prior to being acquired by the Company) were included in marketing services and amounted to approximately 19 percent of total revenues.

Note 11—Commitments and Contingencies

Operating Leases.  The Company has entered into various non-cancelable operating lease agreements for its offices throughout the United States, and for its international subsidiaries with original lease periods up to 15 years and expiring between 2004 and 2018.  In addition, the Company has entered into various sublease arrangements associated with its excess facilities.  Such subleases have terms extending through 2006.

Net lease commitments as of March 31, 2004 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Nine months ending December 31, 2004	$36	$(5)	$31
Years ending December 31,
2005	37	(4)	33
2006	26	(3)	23
2007	21	—	21
2008	17	—	17
2009	15	—	15
Thereafter	90	—	90
Total lease commitments	$242	$(12)	$230

Other Commitments.  In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond March 31, 2005 that are not included in the table below.

In connection with Company’s commercial agreements, Yahoo! provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  In addition, the Company has agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies.  The Company maintains directors and officers insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors, officers and employees of acquired companies, in certain circumstances.  The indemnification provided by the Company to its officers and directors does not have a stipulated maximum, therefore the Company is not able to develop a reasonable estimate of the maximum liabilities.  To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such indemnification obligations in its financial statements.

Contractual Obligations.  Contractual obligations at March 31, 2004 are as follows (in millions):

	Payments due by period
	Total	Due in 2004	Due in 2005-006	Due in 2007-008	Due in 2009 or after
Long-term debt (1)	$750	$—	$—	$750	$—
Operating lease obligations, net of sublease income	230	31	56	38	105
Affiliate commitments (2)	213	55	158	—	—
Noncancelable purchase obligations	48	26	22	—	—
Total contractual obligations	$1,241	$112	$236	$788	$105

(1)          The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share (split-adjusted), subject to adjustment upon the occurrence of certain events.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  See Note 8 — “Long-Term Debt” for further information related to the long-term debt.

(2)          The Company is obligated to make payments under contracts to provide search services to its third party affiliates, which represent traffic acquisition costs.

At March 31, 2003 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria.  The contingent earn-out payment is not included in the table above.

On January 2, 2004, Yahoo! completed the acquisition of 3721.  In January 2004, approximately $51 million in cash consideration was paid.  Under the terms of the acquisition, Yahoo! also contingently agreed to pay up to a maximum of $70 million in cash, part of which will be an addition to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.   The contingent payment is not included in the table above.  See Note 6 –“Acquisitions” for additional information related to this acquisition.

See also Note 12 –“Subsequent Events.”

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

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of Yahoo! acquired in October 2003.  In October 2002, Robert Novak, doing business as PetsWarehouse and PetsWarehouse.com, filed a complaint in the United States District Court for the Eastern District of New York against Overture.  In August 2003, Accor filed a complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture’s wholly-owned subsidiary in France.  In May 2004, Government Employees Insurance Company filed a complaint in the Eastern District of Virginia against Overture.  The plaintiffs in each of these cases claim, among other things, that they have trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms.  The complaints seek injunctive relief and damages.  Overture has also been named as a defendant in several other trade name infringement actions filed in Los Angeles, California in which plaintiffs made similar claims.  Yahoo! and Overture believe that Overture has meritorious defenses to liability and damages in each of these lawsuits and are contesting them vigorously.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  Yahoo!’s acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  The lawsuit is still in the discovery phase and we do not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation.  The range of possible resolutions of the LAUNCH litigation could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations or cash flows.  An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding as of March 2004.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Settlement discussions relating to this case on behalf of the named defendants have occurred over the last year, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and Overture’s insurance carriers. A proposal has been made for the settlement and release of claims against the issuer defendants, including Overture. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of its current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct.  The complaints seek unspecified monetary damages and other relief purportedly on behalf of Yahoo! from the Derivative Defendants.  The Company understands the Derivative Defendants deny any impropriety and intend to defend the lawsuits vigorously.  The Company does not believe that the ultimate costs to resolve these matters will have a material adverse effect on its financial condition, results of operations or cash flows.  In addition, the Company believes there are procedural defects to permitting these complaints to proceed on Yahoo!’s behalf.

Note 12—Subsequent Events

Kelkoo S.A.  On April 5, 2004, the Company completed the acquisition of a majority interest in Kelkoo S.A. (“Kelkoo”), a leading European online comparison shopping service.  Under the terms of the acquisition, the Company has agreed to acquire up to 100 percent of the share capital of Kelkoo for an aggregate cash purchase price of approximately €475 million (approximately $576 million), subject to certain adjustments.  The allocation of the purchase price to the assets acquired and liabilities assumed is still being determined.

Stock split.  On April 7, 2004, the Yahoo! Board of Directors approved a two-for-one split of the Company’s shares of common stock to be effected in the form of a stock dividend. As a result of the stock split, Yahoo! stockholders will receive one additional share of Yahoo! common stock for each share of common stock held of record on April 26, 2004. The additional shares of Yahoo! common stock will be distributed on May 11, 2004.  All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. These forward-looking statements, including those with respect to our operating results for 2004, are based upon current expectations and beliefs of the Company’s management and are subject to risks and uncertainties that could cause results to differ materially from those indicated in the forward-looking statements. Some, but not all, of the factors, which could cause actual results to differ materially include those set forth in the risks discussed below under the subheading “Risk Factors” and elsewhere in this report. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, or to explain why actual results differ. Readers should carefully review the risk factors described in this section below and in any reports subsequently filed with the Securities and Exchange Commission.

Overview

Yahoo! Inc., including its consolidated subsidiaries (“Yahoo!”), is a global Internet company that offers a comprehensive branded network of properties and services to consumers and businesses worldwide.  As the first online navigational guide to the Web, www.yahoo.com is a leading guide in terms of traffic, advertising, household and business user reach.  Yahoo!’s global brand reaches the largest audience worldwide.  Headquartered in Sunnyvale, California, we have offices in the United States, Europe, Asia, Latin America, Australia and Canada.

We manage our business geographically. We rely on an internal management reporting process that provides revenue and certain operating cost information for making financial decisions and allocating resources. Our principal areas of measurement and decision-making are the United States and International.

In March and October 2003, we acquired Inktomi Corporation (“Inktomi”) and Overture Services, Inc. (“Overture”), for aggregate purchase prices of approximately $290 million and $1.7 billion, respectively.   In January 2004, we acquired 3721 Network Software Company Limited (“3721”) for an aggregate purchase price of approximately $54 million.

On April 7, 2004, our Board of Directors approved a two-for-one split of our shares of common stock to be effected in the form of a stock dividend. As a result of the stock split, our stockholders will receive one additional share of Yahoo! common stock for each share of common stock held of record on April 26, 2004.  The additional shares of Yahoo! common stock will be distributed on May 11, 2004. All share and per share amounts in the accompanying condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

We generate service revenues from our marketing services, fees and listings offerings.  Revenues for the quarters ended March 31, 2003 and 2004 were as follows (dollars in thousands):

	Quarter ended		Year -over-Year
Revenues	March 31, 2003	March 31, 2004	Growth ($)	Growth (%)

Marketing services	$189,965	$635,468	$445,503	235%
Fees	63,729	88,470	24,741	39%
Listings	29,254	33,848	4,594	16%
Total revenues	$282,948	$757,786	$474,838	168%

Marketing services revenue is primarily generated from rich media advertisements, sponsorship and text-link advertisements (including pay-for-performance search advertisements), paid inclusion, algorithmic search services and transactions.  Marketing services revenue increased in the first quarter of 2004 compared to the same period in 2003 due to an increase in legacy (non-acquisition related) marketing services revenues, and incremental revenue associated with acquisitions completed during the past year.  For the quarter ended March 31, 2004, approximately 84 percent of our total revenues came from marketing services.  Fees revenue is generated from a variety of consumer and business fee-based services.  Fees revenue increased in the first quarter of 2004 compared to the same period in 2003 due to an increase in the number of paying relationships for our fee-based services to approximately 5.8 million paying users at March 31, 2004 from approximately 2.9 million paying users at March 31, 2003.    Average revenue per paying user per month decreased to approximately $5 per user per month in the quarter ended March 31, 2004 from approximately $8 per user per month in the quarter ended March 31, 2003 as a result of faster subscriber growth in some of our lower priced offerings.  Listings revenue consists of revenues generated from a variety of consumer and business listings-based services.  Listings revenue increased in the quarter ended March 31, 2004 compared to the same period in 2003, primarily from our Search and Marketplace listings.

Cash flows for the quarters ended March 31, 2003 and 2004 were as follows (in thousands):

	Quarter ended		Year -over-Year Change ($)
	March 31, 2003	March 31, 2004

Net cash provided by operating activities	$98,628	$235,975	$137,347
Net cash provided by (used in) investing activities	$45,538	$(204,040)	$(249,578)
Net cash provided by financing activities	$23,567	$42,295	$18,728

The increase in net cash provided by operating activities was primarily related to increased revenues described above and from the strong collections of accounts receivable.  We also generated cash from the exercise of stock options by our employees. We used the cash we generated to continue to pursue our investment and acquisition strategies, and completed the acquisition of 3721, a Hong Kong-based software development company on January 2, 2004 for approximately $44 million in cash, net of cash acquired.  In February 2004, we entered into a six month structured stock repurchase transaction in the amount of $50 million. The structured stock repurchase will be settled in cash or stock depending on the market price of our common stock on the date of the settlement. Upon settlement, we will either have our investment returned with a premium or receive up to approximately 2.6 million shares (split-adjusted) of our own common stock, respectively, depending on whether the market price of our common stock is above or below $20.56 (split-adjusted), the pre-determined price agreed in connection with such transaction.

Results of Operations

Revenues

Revenues by groups of similar service were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2003	(1)	March 31, 2004	(1)

Marketing services	$189,965	67%	$635,468	84%
Fees	63,729	23%	88,470	12%
Listings	29,254	10%	33,848	4%
Total revenues	$282,948	100%	$757,786	100%

(1)           Percent of total revenues

Marketing Services Revenues.  Marketing services revenue for the first quarter of 2004 increased by approximately $446 million, or 235%, as compared to the same period in 2003.  This increase resulted from a 53 percent increase in legacy (non-acquisition related) marketing services revenues, primarily in the Search and Marketplace properties, including approximately $10 million related to a gain from unredeemed third party loyalty program points that expired during the quarter, and incremental revenue of approximately $346 million associated with acquisitions completed during the past year.

Including the effects of our Overture acquisition, the combined number of impressions and click-throughs delivered under advertising arrangements in the three months ended March 31, 2004 increased by approximately 170% as compared to the three months ended March 31, 2003, and the combined average price yield per impression and click-through delivered increased approximately 46% for the same period.  The increase in volume primarily resulted from an overall increase in total click-throughs.  The increase in average price per unit resulted from an overall increase in the price achieved for click-throughs and our network inventory.

Fees Revenues.  Fees revenue for the first quarter of 2004 increased approximately $25 million, or 39% as compared to the same period in 2003.  The increase was driven by the growth in the number of our paying relationships for Yahoo!’s fee-based services, which was approximately 5.8 million users as of March 31, 2004, compared to approximately 2.9 million users as of March 31, 2003.   Average revenue per paying user per month decreased to approximately $5 per user per month in the quarter ended March 31, 2004 from approximately $8 per user per month in the quarter ended March 31, 2003 as a result of faster subscriber growth in some of our lower priced services.

Listings Revenues.  Listings revenue for the first quarter of 2004 increased approximately $5 million, or 16% compared to the same period in 2003 primarily due to an increase in our Search and Marketplace services revenues.

Overall, we currently expect total combined revenues for marketing services, fees, and listings to increase in absolute dollars for 2004, compared to 2003.

Costs and Expenses:

Primary operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2003	(1)	March 31, 2004	(1)

Cost of revenues	$43,132	15%	$281,705	37%
Sales and marketing	113,479	40%	166,295	22%
Product development	36,398	13%	76,989	10%
General and administrative	28,640	10%	57,556	8%
Stock compensation expense	575	—%	12,572	2%
Amortization of intangibles	5,747	2%	30,512	4%

(1)   Percent of total revenues

Cost of Revenues.  Cost of revenues consist of traffic acquisition costs and other expenses associated with the production and usage of the Yahoo! network.  Traffic acquisition costs consist of payments made to our third party affiliates that have integrated our pay-for-performance search services into their Web sites.  Other cost of revenues primarily consist of fees paid to third parties for content included on our online media properties, Internet connection charges, equipment depreciation, technology license fees and compensation related expenses.

Cost of revenues in the first quarter of 2004 increased by approximately $239 million as compared to the same period of 2003.  The increase reflects approximately $234 million of incremental cost of revenue related to acquisitions completed during the past year, of which approximately $208 million related to traffic acquisition costs.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses in the first quarter of 2004 increased approximately $53 million, or 47%, as compared to the same period in 2003.   Approximately $29 million of this increase was due to incremental costs associated with acquisitions completed during the past year.  The remainder of the increase was primarily due to increases in total compensation expenses related to increased headcount.

Product Development.  Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

Product development expenses in the first quarter of 2004 increased approximately $41 million, or 112%, as compared to the same period of 2003.   Approximately $29 million of this increase was due to incremental costs associated with the acquisitions completed during the past year.  The remainder of the increase was the result of increases in our total compensation expense related to an increase in the number of engineers that develop and enhance properties and services throughout the Yahoo! network.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses in the first quarter of 2004 increased approximately $29 million, or 101%, as compared to the same period of 2003.  Approximately $19 million of this increase was due to incremental costs associated with the acquisitions completed during the past year. The remainder of the increase was the result of increases in our total compensation, related to increased headcount and professional services expenses.

Stock Compensation.  Stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued in connection with acquisitions we have completed and other equity-based awards. This expense is primarily being recorded using an accelerated amortization method.

Stock compensation expense for the three months ended March 31, 2004, was approximately $13 million, an increase of approximately $12 million as compared to the same period of 2003.  Stock compensation expense increased in connection with the acquisitions completed during the past year.   Stock compensation expense is allocated as follows (in thousands):

	Quarter Ended
	March 31, 2003	March 31, 2004

Sales and marketing	$209	$3,605
Product development	286	4,723
General and administrative	80	4,244
Total stock compensation expense	$575	$12,572

Amortization of Intangibles.  In the past, we have purchased, and expect to continue purchasing, assets or businesses, which may result in the creation of amortizable intangible assets.

Amortization of intangibles expense was approximately $31 million for the first quarter of 2004, or 4% of total revenues, compared to approximately $6 million, or 2% of revenues for the first quarter of 2003.  The increase in amortization of intangibles is primarily the result of the additional amortizable intangibles acquired in conjunction with the acquisitions completed during the past year.

Overall, we currently expect total combined primary operating costs and expenses for 2004 to increase in absolute dollars as compared to 2003, as the Company continues to grow.  In addition, we expect to incur incremental costs in 2004 related to acquisitions completed in 2003 and 2004.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2004

Interest and investment income	$10,757	$12,762
Investment gains, net	652	3,122
Contract termination proceeds, net	750	—
Other	371	(1,506)
Total other income, net	$12,530	$14,378

Other income, net increased for three months ended March 31, 2004 compared to the three months ended March 31, 2003, primarily as a result of increased interest and investment income related to our increased investments in debt securities, despite an interest rate decline from 2.99 percent in the quarter ended March 31, 2003 to 1.94 percent in the quarter ended March 31, 2004.  In addition, the Company recognized an increase in net gains on investments.  These increases were partially offset by foreign exchange losses for the quarter ended March 31, 2004 compared to gains for the quarter ended March 31, 2003.

Other income, net in future periods may fluctuate as a result of changes in our average investment balances held, changes in market rates or the sale of investments, and investment impairments.

Earnings in Equity Interests.  Earnings in equity interests was approximately $20 million for the three months ended March 31, 2004 compared to approximately $10 million for the three months ended March 31, 2003, as a result of our investment in Yahoo! Japan, which achieved increased net income compared to the same period in the prior year.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest, but less than 100%, and consolidate the subsidiaries’ results in our financial statements.

Minority interests in income from operations of consolidated subsidiaries was an expense of approximately $1 million and $2 million for the three months ended March 31, 2004 and 2003, respectively.  The change was due to decreased net income in European subsidiaries.

Income Taxes.  The provision for income taxes for the three months ended March 31, 2004 differs from the amount computed by applying the statutory federal rate principally due to state taxes, foreign losses for which no tax benefit is provided and nontaxable equity earnings from certain investments.  For the three months ended March 31, 2003, the provision for income taxes differed from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit is provided and nontaxable equity earnings from certain investments.  The effective tax rate for the three months ended March 31, 2004 was 39 percent compared to 38 percent for the same period in 2003.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation and amortization for making financial decisions and allocating resources. Segment operating income before depreciation and amortization includes income from operations before depreciation, amortization of intangibles and amortization of stock compensation expense.  Management believes that segment operating income before depreciation and amortization is an appropriate measure of evaluating the operating performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Summarized information by segment is as follows (in thousands):

	Three Months Ended March 31,
	2003	(1)	2004	(1)

Revenues by segment:
United States	$238,546	84%	$599,271	79%
International	44,402	16%	158,515	21%

Total revenues	$282,948	100%	$757,786	100%

Segment operating income before depreciation and amortization:

United States	$77,523	$191,254
International	7,102	19,667
Total segment operating income before depreciation and amortization	$84,625	$210,921

Corporate and unallocated operating costs and expenses:
Depreciation and amortization	(29,073)	(66,192)
Stock compensation expense	(575)	(12,572)

Income from operations	$54,977	$132,157

(1)          Percent of total revenues.

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10% of revenues during the three months ended March 31, 2004 and 2003.

United States.  United States revenues in the first quarter of 2004 increased approximately $361 million, or 151% compared to the same period in 2003.  Approximately $257 million of this increase was due to incremental revenue associated with acquisitions completed during the past year.  The remainder of the increase in legacy revenues resulted primarily from our search and marketplace properties.  United States segment operating income before depreciation and amortization in the first quarter of 2004 increased approximately $114 million, or 147% compared to the same period of 2003.  The increase is primarily due to the increase in United States revenues, as well as continued efforts to control discretionary spending during the period.

International.  International revenues in the first quarter of 2004 increased approximately $114 million, or 257% compared to the same period in 2003.  Approximately $93 million of this increase was due to incremental revenue associated with acquisitions completed during the past year.  The remainder of the increase was primarily due to overall strength in the European and Asian markets, which resulted in an increase in legacy revenues, primarily from our search and marketplace properties.   International segment operating income before depreciation and amortization in the first quarter of 2004 increased approximately $13 million compared to the same period in 2003.  These increases were primarily a result of the increase in International revenues and continued efforts to control discretionary spending.

Acquisition

On January 2, 2004, we completed the acquisition of all of the outstanding capital shares of 3721, a Hong Kong-based software development company.  The acquisition combined Yahoo!’s global audience and 3721’s keyword search technology to enable Yahoo! to continue improving its global search services.  These factors contributed to a purchase price in excess of the fair value of 3721’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $54 million consisted of approximately $51 million in cash consideration, approximately $2 million related to stock options exchanged, and direct transaction costs of approximately $1 million.  The value of the stock options was determined using the Black-Scholes option valuation model.  Under the terms of the acquisition, we have also contingently agreed to pay up to a maximum amount of $70 million in cash, part of which will be an addition to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$6,917
Other tangible assets acquired	4,553
Amortizable intangible assets
Trade name, trademark and domain name	1,000
Customer, affiliate, and advertiser related relationships	7,600
Developed technology and patents	3,800
Goodwill	37,523
Total assets acquired	61,393

Liabilities assumed	(9,467)
Deferred stock-based compensation	1,757
Total	$53,683

Amortizable intangible assets consist of trade names, trademarks and domain names, customer, affiliate and advertiser related intangible assets and developed technology and patents, with useful lives not exceeding five years.  Based on a preliminary estimate, no amount has been allocated to in-process research and development, and $38 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for 3721 is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of 3721 will change the amount of the purchase price allocable to goodwill.

Related Party Transactions

SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”), was approximately a four percent stockholder of the Company at March 31, 2004. We have joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom to establish and manage versions of the Yahoo! Internet Guide for those countries.  A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors.  In March 2004, SOFTBANK and the Company entered into an agreement that provided that, so long as SOFTBANK directly or indirectly owns or controls any shares of the Company’s common stock, SOFTBANK shall, at the Company’s direction, either vote or cause to be voted such shares of common stock in accordance with any written voting recommendation of the Company’s Board of Directors or grant a proxy to the Company entitling the Company to vote or cause to be voted such shares in proportion to the votes cast by the other stockholders of the Company.  Revenues from SOFTBANK accounted for less than one percent of total revenues for the three months ended March 31, 2004 and 2003.   We believe contracted prices in the relevant transactions are comparable to those with our other similarly situated customers.

Yahoo! and other third parties are limited partners in Softbank Capital Partners LP (“Softbank Capital”), a venture capital fund for which a SOFTBANK affiliate is the General Partner.  We initially committed in July 1999 to a total investment of $30 million in the fund, and subsequently committed to invest an additional $6 million.  To date, the total investment by the Company in Softbank Capital is approximately $34 million.  Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

In addition, we have commercial arrangements with Yahoo! Japan, consisting of services and license fees for which the net cost was approximately $8 million in the three months ended March 31, 2004.

Critical Accounting Policies and Estimates

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

We believe the following critical accounting policies are affected by more significant judgments used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and deferred tax assets; accounting for investments in private and publicly-traded securities; and goodwill and other intangible asset impairment.

Revenue recognition.  Our revenues are primarily generated from the sale of rich media advertisements (banner and other media advertisements), sponsorship and text-link advertisements (including pay-for-performance search advertisements), paid inclusion, algorithmic searches, transactions and from a variety of consumer and business fee and listings-based services. In accordance with generally accepted accounting principles in the United States, the recognition of these revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

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

Accounting for investments in private and publicly-traded securities.  We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary.  We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We did not record any impairments on the carrying value of privately held equity securities during the three months ended March 31, 2004.  We recorded approximately $4 million of impairments on the carrying value of privately held equity securities during the three months ended March 31, 2003.

Goodwill Impairment. Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.  Any impairment losses recorded in the future could have a material adverse impact on our financial condition and results of operations.

Intangible Asset Impairment.  Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that we record an impairment charge on finite-lived intangibles or long-lived assets to be held and used when we determine that the carrying value of intangible assets and long-lived assets may not be recoverable.  Based on the existence of one or more indicators of impairment, we measure any impairment of intangibles or long-lived assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model.  Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many factors.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  Certain provisions of FIN 46 became effective during the quarter ended March 31, 2004, the adoption of which did not have a material impact on our financial position, cash flows or results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 is effective for fiscal periods beginning after March 31, 2004.  We are currently evaluating the effect of adopting EITF 03-06 on our financial statements.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Three Months Ended
	March 31, 2003	March 31, 2004

Cash provided by operating activities	$98,628	$235,975
Cash provided by (used in) investing activities	45,538	(204,040)
Cash provided by financing activities	23,567	42,295

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years, with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.  As of March 31, 2004, we had cash, cash equivalents and investments in marketable securities totaling approximately $2.8 billion, compared to $2.6 billion at December 31, 2003.

Cash provided by operating activities of approximately $236 million for the quarter ended March 31, 2004 consisted primarily of net income of approximately $101 million adjusted for non-cash items of approximately $119 million and approximately $16 million provided by working capital.  The increase in cash provided by operating activities was due to higher net income levels, adjusted for non-cash items, including depreciation and amortization of approximately $66 million and tax benefits from stock options of approximately $61 million.  The strong collections of accounts receivable provided an increased contribution of cash from working capital.  Cash provided by operating activities for the three months ended March 31, 2003 of approximately $99 million consisted primarily of net income of approximately $47 million adjusted for non-cash items of approximately $46 million and approximately $6 million provided by working capital and other activities.

Cash used in investing activities in the three months ended March 31, 2004 of approximately $204 million was primarily attributable to purchases of investments in marketable securities and other investments (net of proceeds from sales and maturities) of approximately $132 million, cash paid (net of cash acquired) for acquisitions of approximately $44 million, and capital expenditures totaling approximately $39 million.  Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to range from $175 million to $205 million in 2004 as we invest in expansion of our network capabilities.  Cash provided by investing activities in the three months ended March 31, 2003 of approximately $46 million was primarily attributable to proceeds from sales and maturities of investments in marketable securities and other investments (net of purchases) of approximately $293 million, partially offset by cash paid (net of cash acquired) for acquisitions of approximately $228 million, and capital expenditures of approximately $21 million.

Cash provided by financing activities in the three months ended March 31, 2004 of approximately $42 million was primarily attributable to proceeds from issuance of common stock of approximately $92 million as a result of the exercise of employee stock options, partially offset by cash used in a structured stock repurchase transaction in the amount of $50 million.  The structured stock repurchase will be settled in cash or stock depending on the market price of the Company’s common stock on the date of the settlement. Upon settlement, the Company will either have its capital investment returned with a premium or receive up to approximately 2.6 million shares (split-adjusted) of its own common stock, respectively, depending on whether the market price of Yahoo! common stock is above or below $20.56 (split-adjusted), the pre-determined price agreed in connection with such transaction.  Cash provided by financing activities in the three months ended March 31, 2003 of approximately $24 million was due to proceeds from the issuance of common stock as a result of the exercise of employee stock options.

Commitments and Contractual Obligations

Operating Leases.  We have entered into various non-cancelable operating lease agreements for our offices throughout the U.S. and for our international subsidiaries with original lease periods ranging up to 15 years and expiring between 2004 and 2018.  In addition, we have entered into various sublease arrangements associated with our excess facilities. Such subleases have terms extending through 2006.

Net lease commitments as of March 31, 2004 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Nine months ending December 31, 2004	$36	$(5)	$31
Years ending December 31,
2005	37	(4)	33
2006	26	(3)	23
2007	21	—	21
2008	17	—	17
2009	15	—	15
Thereafter	90	—	90
Total lease commitments	$242	$(12)	$230

Other Commitments.  In the ordinary course of business, Yahoo! enters into various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond March 31, 2005 that are not included in the table below.

In connection with our commercial agreements, we provide indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.   In addition, the Company has agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.  The indemnification provided by us to our officers and directors does not have a stipulated maximum, therefore we are not able to develop a reasonable estimate of the maximum liabilities.  To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.  Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position beyond March 31, 2005. The sale of additional securities could result in further dilution to our stockholders.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria.  The contingent earn-out payment is not included in the table below.

On January 2, 2004, we completed our acquisition of 3721.  In January 2004, approximately $51 million in cash consideration was paid.  Under the terms of the acquisition, we have also contingently agreed to pay up to a maximum of $70 million in cash, part of which will be an addition to the purchase price and the remainder operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.   The contingent payment is not included in the table below.

Contractual Obligations.  Contractual obligations at March 31, 2004 are as follows (in millions):

	Payments due by period
	Total	Due in 2004	Due in 2005-006	Due in 2007-008	Due in 2009 or after
Long-term debt (1)	$750	$—	$—	$750	$—
Operating lease obligations, net of sublease income	230	31	56	38	105
Affiliate commitments (2)	213	55	158	—	—
Noncancelable purchase obligations	48	26	22	—	—
Total contractual obligations	$1,241	$112	$236	$788	$105

(1)          The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share (split adjusted), subject to adjustment upon the occurrence of certain events.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.

(2)          We are obligated to make payments under contracts to provide search services to our third party affiliates, which represent traffic acquisition costs.

At March 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We face significant competition from companies such as Time Warner’s AOL, Microsoft and Google.

We face significant competition from companies that have combined a variety of services under one brand name in a manner similar to Yahoo!, including Time Warner’s America Online business (“AOL” or America Online”), Microsoft Corporation (“Microsoft” or “MSN”) and Google Inc. (“Google”).  The combination of America Online and Time Warner provides America Online with content from Time Warner’s movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner’s current customers and subscribers of its various media properties.  Many of these competitors are developing new technologies, allocating extensive resources to product development and marketing and expanding their offerings which may be competitive with our offerings.  For example, Google has recently announced the development of a consumer email service and has launched shopping services that may be competitive with services that we offer and Microsoft has announced plans to develop its own search services.  In certain of these cases, most notably AOL and MSN, our competition has a direct billing relationship with a greater number of their users through access and other services than we have with our users through certain of our premium services. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users.

Our acquisitions of Inktomi and Overture expose our business to greater competition in the area of algorithmic Web search and paid inclusion services.

In March 2003 we completed our acquisition of Inktomi Corporation (“Inktomi”), a provider of algorithmic Web search and paid inclusion services.  In addition, we completed our acquisition of Overture Services, Inc. (“Overture”) in October 2003, increasing our algorithmic Web search and paid inclusion business through Overture’s Alta Vista and Fast Search & Transfer Web search businesses.  As a result of these acquisitions, we compete directly with other providers of Web search and related search services, including, among others, AskJeeves, Inc., Google, and LookSmart, Ltd.  Some of these competitors may have longer operating histories focusing on providing Web search services, larger customer or user bases and greater brand recognition for their Web search businesses.  In addition to the general acquisition risks highlighted in these risk factors, we are subject to the risk that other companies with greater operational, strategic, financial, personnel or other resources may choose to enter the Web search or paid inclusion spaces by acquisition or internal development, and may create greater competition for advertisers, customers and users.

If we are unable to provide search technologies and services which generate significant traffic to our Web sites, our business could be harmed.

We recently deployed our own web search technology to provide web search results on our network.  We have limited experience in operating our own search service.  Web search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent enhancements.  We must continually invest in improving user experience, search relevance, speed, our operational infrastructure and other aspects of our search technology to continue to attract, retain and expand our user base.  If we are unable to provide search technologies and services which generate significant traffic to our Web sites, our business could be harmed.

If Overture fails to maintain its advertiser, user, business and affiliate constituencies, our revenues could significantly decline and our business could be adversely affected.

Overture’s pay-for-performance search service is comprised of advertiser-generated listings, which are screened for relevance and accessed by users and businesses through the Yahoo! properties and through Overture’s affiliates, a network of other Web properties that have integrated Overture’s search service into their sites or that direct user traffic to Overture’s sites.  The search listings are ranked according to the advertiser’s bid; that is, the higher the bid, the higher the ranking. Advertisers pay Overture the bid price for clicks on the advertiser’s search listing (also known as a paid introduction, click-through or a paid click).  Overture’s success in pay-for-performance search services depends in part on the maintenance of a critical mass of advertisers, users, and traffic generated by the Yahoo! properties and Overture’s affiliates.  Such a critical mass encourages increased participation in Overture’s paid placement search marketplace.  To the extent Overture experiences a decline in the number of any of these constituents, the value of Overture’s paid placement service could be harmed, and our revenues or business could be adversely affected.

Our recent acquisition of Overture exposes our business to greater competition with providers of pay-for-performance advertising search services.

As a result of our acquisition of Overture, we compete directly with other providers of pay-for-performance advertising services that are similar to Overture’s, including Espotting Media, Inc. (which is under agreement to be acquired by FindWhat), FindWhat.com, Google Inc., LookSmart, Ltd., and Terra Lycos.  In addition, we believe it is likely that there will be additional entrants to the pay-for-performance search market.  Some of these entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition.  These competitors compete against Overture for affiliate arrangements and could cause Overture to enter into affiliate arrangements with less favorable terms, lose current affiliates or not acquire new affiliates, which could reduce the number of click-throughs, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby harm our business, operating results and financial condition.

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired Overture in October 2003, 3721 Network Software Company Limited (“3721”) in January 2004, Kelkoo S.A. (“Kelkoo”) in April 2004 and have completed several other acquisitions since inception.  We expect to enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  The acquisitions of Overture, 3721 and Kelkoo were accompanied by a number of risks, including:

•                  the difficulty of assimilating the operations and personnel of our acquired companies with and into Yahoo!’s operations;

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

•                  in the case of 3721 and Kelkoo, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•                  the potential unknown liabilities associated with the acquired companies.

We may experience similar risks in connection with our future acquisitions.  We may not be successful in addressing these risks or any other problems encountered in connection with the acquisitions of Overture, 3721 and Kelkoo or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

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

On an international level, we compete directly with local Internet Service Providers ("ISPs"); they may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to improve our product offerings, obtain more knowledge about our users and their preferences, deepen our relationships with our users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.  At March 31, 2004, our goodwill and amortizable intangible assets were $2.3 billion.  In the first quarter of 2002, we recorded a transitional impairment charge of $64 million as a cumulative effect of an accounting change, upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

The majority of our revenues are derived from marketing services. Demand from our current and potential clients for online advertising is difficult to forecast accurately.

For the quarter ended March 31, 2004, approximately 84 percent of our total revenues came from marketing services.  Our ability to continue to achieve substantial advertising revenue depends upon:

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

Our agreements with advertisers and sponsors generally have terms of three years or less and, in many cases, the terms are one year or less or, in the case of Overture’s business, may be immediately terminable by the advertiser.  The agreements often have payments contingent on usage or “click-through” levels.  Accordingly, it is difficult to forecast these revenues accurately. However, our expense levels are based in part on expectations of future revenues, include guaranteed minimum payments to our affiliates in connection with our pay-for-performance advertising services, and are fixed over the short-term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

Overture depends on a limited number of sources to direct users and businesses to its service to conduct searches.

The users and businesses that conduct searches on Overture’s service come from a limited number of sources.  In addition to the Yahoo! properties, sources for users conducting searches are members of Overture’s affiliate network, including portals, browsers, and other affiliates.  Overture’s agreements with affiliates vary in duration, and depending on the agreement, provide varying levels of discretion to the affiliate in the implementation of the Overture service, including the degree to which affiliates can modify the presentation of the Overture search results on their websites or integrate the Overture services with their own services, and may be terminable upon the occurrence of certain events, including failure to meet certain service levels, material breaches of agreement terms, changes in control (including the change of control of Overture which occurred with Yahoo!’s acquisition of Overture) or in some instances, at will.  Overture may not be successful in renewing any of its affiliate agreements, or if they are renewed, they may not be on as favorable terms.  The loss of any of these affiliates or adverse change in implementation of the Overture service by any of our affiliates could harm our ability to generate revenue and our operating results.

Decreases or delays in advertising spending due to general economic downturns could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In the past, the overall market for advertising, including Internet advertising, was generally characterized by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. As a result, advertising spending decreased. Since Yahoo! derives a large part of its revenues from advertising fees, any decreases in or delays of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues.  Even as economic conditions improve, marketing budgets and advertising spending may not increase from current levels.

Due to intense competition, we may not be able to generate substantial revenues from the Internet access market.

In 2002 we launched SBC Yahoo! DSL and SBC Yahoo! Dial, an Internet access service provided through an alliance with SBC Communications Inc.  In 2003 we launched BT Yahoo! Internet, a range of broadband and dial-up Internet access services provided in the United Kingdom through an alliance with British Telecommunications plc (“BT”).  These access services combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from SBC Internet Services (an affiliate of SBC Communications Inc.) and BT.  In January 2004, we announced a similar alliance with Rogers Cable Communications Inc. (“Rogers”) to provide cable broadband Internet access service in Canada. These Internet access services compete with many large companies, some of which may have substantially greater market presence (including an existing user base), financial, technical, marketing or other resources than those committed to the product offerings with SBC, BT and Rogers. In the United States, these services primarily compete directly or indirectly with established Internet services, such as AOL and MSN; other national telecommunications companies and regional Bell operating companies; and broadband Internet access providers such as Earthlink, Inc., Comcast Corporation, and other cable broadband providers.  In the United Kingdom, these services primarily compete directly or indirectly with established Internet services, such as AOL and Freeserve plc; other major UK Internet service providers; and cable broadband providers such as NTL Incoporated and Telewest Communications.  In Canada, these services primarily compete with Bell Canada’s Sympatico and Aliant Inc.  As a result of these and other competitive factors, these services may not be able to attract, grow or retain a customer base, which would negatively impact our ability to sell customized content and services through this channel.

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

We have focused, and intend to continue to focus, significant resources on the development and enhancement of our electronic commerce properties, such as Yahoo! Shopping. The success of our electronic commerce properties depends on, among other things, our ability to attract and retain well-known brands among our network of retailers, the ability to generate traffic to our commerce properties, and, in some cases, the rate at which users click through to search results. Through our electronic commerce properties, we do not establish a direct billing relationship with our users as a result of any purchases they may make with the retailers.  The revenue that we derive from our electronic commerce properties is typically in the form of lead-based fees, wherein retailers pay a fee based on the number of times a user clicks on a link to their site, transaction fees, and advertising fees.  Users who had a favorable buying experience with a particular retailer may contact that retailer directly for future purchases rather than through our service. If our users bypass our electronic commerce properties, such as Yahoo! Shopping, and contact retailers directly, our revenue could decline. Competing providers of online shopping, including merchants with whom we have relationships, may provide a more convenient and comprehensive online shopping experience due to their singular focus on electronic commerce. As a result, we may have difficulty competing with those merchants for users of electronic commerce services and as a consequence our revenue could decline or we could fail to generate significant revenues from electronic commerce.

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

We believe that in light of substantial competition, we need to expand our operations in international markets quickly in order to obtain market share effectively. However, in a number of international markets, especially those in Europe, we face substantial competition from ISPs that offer or may offer their own navigational services and from other companies that provide commercial search services. Many of these companies have a dominant market share in their territories. Furthermore, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of our international online properties relative to our domestic experience. We have selected international markets that may not develop at a rate that supports our level of investment. In particular, certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium.

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

Distribution Relationships.  In addition to our relationships with access providers such as SBC and BT, to increase traffic for our online properties and services and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with, operators of online networks and leading Websites, electronics companies, and computer manufacturers. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into additional distribution relationships. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to fully execute our business plan.

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

Content.  Our future success depends upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content that attracts users to our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties. In particular, our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. We may be unable to enter into or preserve relationships with the third parties whose content we seek to obtain. Many of our current licenses for third-party content extend for a period of less than two years and there can be no guarantee that they will be renewed upon their expiration. In addition, as competition for compelling content increases both domestically and abroad, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters may be able to offer similar or identical content. Likewise, most sports and entertainment content available on our online properties are also available on other media like radio or television. These media are currently, and for the foreseeable future will be, much more widely adopted for listening or viewing such content than the Web. These factors also increase the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users on our online properties may not grow at all or may grow at a slower rate than anticipated, which would harm our operating results.

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

In April 2003, we issued $750 million of zero coupon senior convertible notes due April 1, 2008.  The notes are convertible into our common stock at a conversion price of $20.50 per share (split-adjusted), which would result in the issuance of an aggregate of 37 million shares (split-adjusted), subject to adjustment upon the occurrence of specified events.  Therefore, each $1,000 principal amount of the notes will initially be convertible into 48.7804 shares (split-adjusted) of our common stock prior to April 1, 2008 if the sale price of our common stock issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred.  The specified thresholds for conversion prior to the maturity date are (1) the closing sale price of our common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeds 110 percent of the conversion price in effect on that 30th trading day, and (2) during the period beginning January 1, 2008 through the maturity date, the closing sale price of our common stock on the previous trading day was 110 percent or more of the then current conversion price.  We may be required to repurchase all of the notes at face value following a fundamental change of the Company, such as a change of control, prior to maturity.  Following a fundamental change of the Company, we may choose to pay the purchase price of the notes in cash, shares of our common stock, shares of common stock of the surviving corporation, or a combination of cash and shares of the applicable common stock.  We may not have enough cash on hand or have the ability to access cash to pay the notes if presented on a fundamental change or at maturity.  In addition, the purchase of our notes with shares of our common stock or the conversion of the notes into our common stock could result in dilution of our earnings per share.

Our stock price has been volatile historically and may continue to be volatile.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of 2004, the closing sale prices of our common stock on the Nasdaq ranged from $20.83 to $24.87 per share (split-adjusted) and the closing sale price on May 3, 2004 was $26.15 per share (split-adjusted). Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance and stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes.  We do not have multiple site capacity for all of our services in the event of any such occurrence.  In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed and intend to continue distributing our servers among additional data centers located around the world.  Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems.

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

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001.  As a result of our two-for-one stock split effective May 11, 2004, each share of common stock will now be associated with one-half of one right.  Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of our common stock or of any company into which we are merged having a value of $500. The rights expire on March 1, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2004 we had investments in debt securities with maturities between three months and one year of approximately $767 million.  Such investments had a weighted-average yield of approximately 2.04%. Investments in debt securities with maturities between one and five years of approximately $1.2 billion had a weighted-average yield of approximately 2.43%.   A hypothetical 100 basis point increase in interest rates would result in approximately $27 million decrease (approximately one percent) in the fair value of our available-for-sale securities at March 31, 2004.

The fair market value of our zero coupon senior convertible notes is subject to interest rate risk.  Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest changes affect the fair market value but do not impact our financial position, cash flows or results of operations.  As of March 31, 2004, the fair value of the zero coupon senior convertible notes was approximately $1.0 billion based on quoted market prices.

Foreign Currency Risk.  International revenues from our foreign subsidiaries accounted for approximately 21% of total revenues during the three months ended March 31, 2004.  International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary.  As exchange rates vary, our international financial results may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations for the three months ended March 31, 2004 was not material.

Investment Risk.   We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent and we do not have the ability to exercise significant influence over operations. Since our initial investment, certain of these investments in privately held companies have become marketable equity securities upon the investees completing initial public offerings.  Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and are recorded as long-term investments. For these investments in public and privately-held companies, our policy is to monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and record reductions in carrying value when necessary.  An impairment in the carrying value of our privately held investments of five percent would result in a decrease in the carrying value of our privately held investments and a charge to operations of approximately $2 million.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2004, net unrealized gains on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of March 31, 2004, we had available-for-sale equity investments with a fair value of approximately $5 million and a cost basis of approximately $4 million. The net unrealized gains have been recorded net of deferred taxes as a separate component of stockholders’ equity. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

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

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of Yahoo! acquired in October 2003.  In October 2002, Robert Novak, doing business as PetsWarehouse and PetsWarehouse.com, filed a complaint in the United States District Court for the Eastern District of New York against Overture.  In August 2003, Accor filed a complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture’s wholly-owned subsidiary in France.  In May 2004, Government Employees Insurance Company filed a complaint in the Eastern District of Virginia against Overture.  The plaintiffs in each of these cases claim, among other things, that they have trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms.  The complaints seek injunctive relief and damages.  Overture has also been named as a defendant in several other trade name infringement actions filed in Los Angeles, California in which plaintiffs made similar claims.  Yahoo! and Overture believe that Overture has meritorious defenses to liability and damages in each of these lawsuits and are contesting them vigorously.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  The lawsuit is still in the discovery phase and we do not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation.  The range of possible resolutions of the LAUNCH litigation could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations or cash flows.  An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding as of March 2004.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture into case number 01 Civ. 6339. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Settlement discussions relating to this case on behalf of the named defendants have occurred over the last year, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and Overture’s insurance carriers. A proposal has been made for the settlement and release of claims against the issuer defendants, including Overture. The settlement is subject to a number of conditions, including approval of the proposed settling parties and the court. If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against us (as nominal defendant) and certain of our current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct.  The complaints seek unspecified monetary damages and other relief purportedly on behalf of Yahoo! from the Derivative Defendants.  We understand the Derivative Defendants deny any impropriety and intend to defend the lawsuits vigorously.  We do not believe that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.  In addition, we believe there are procedural defects to permitting these complaints to proceed on Yahoo!’s behalf.

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

4.10

Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference).

10.38*	Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004.
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 7, 2004.

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

b.                                      Reports on Form 8-K:

On January 6, 2004, the Company filed an amendment to a current report on Form 8-K/A to report that Yahoo! Holdings (Hong Kong) Limited, a wholly-owned subsidiary of the Company, had completed the acquisition of 3721 Network Software Company Limited.

On January 14, 2004, the Company filed a current report on Form 8-K to report that it had issued a press release announcing the Company’s financial results for the quarter and full year ended December 31, 2003 and certain other information.

On March 26, 2004 the Company filed a Current Report on Form 8-K attaching as an exhibit a press release announcing that it had entered into a definitive agreement to acquire Kelkoo S.A.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: May 7, 2004		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICIA CUTHBERT
Dated: May 7, 2004		Patricia Cuthbert Vice President and Corporate Controller (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
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

4.10

Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference).

10.38*	Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004.
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 7, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 7, 2004.

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.