Form 10-Q
period 2004-06-30
YAHOO INC
filed 2004-08-09
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2004
Common stock, $0.001 par value	1,360,577,284

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Revenues	$321,406	$832,299	$604,354	$1,590,085
Cost of revenues	46,842	297,383	89,974	579,088
Gross profit	274,564	534,916	514,380	1,010,997

Operating expenses:
Sales and marketing	122,106	191,875	235,585	358,170
Product development	45,099	87,140	81,497	164,129
General and administrative	33,934	63,159	62,574	120,715
Stock compensation expense (1)	891	7,140	1,466	19,712
Amortization of intangibles	9,762	36,108	15,509	66,620
Total operating expenses	211,792	385,422	396,631	729,346
Income from operations	62,772	149,494	117,749	281,651

Other income, net	10,334	13,179	22,864	27,557
Earnings in equity interests	10,001	24,108	19,730	43,976
Minority interests in operations of consolidated subsidiaries	(1,126)	(1,752)	(3,034)	(2,234)
Income before income taxes	81,981	185,029	157,309	350,950
Provision for income taxes	31,153	72,517	59,778	137,226
Net income	$50,828	$112,512	$97,531	$213,724

Net income per share—basic:	$0.04	$0.08	$0.08	$0.16

Net income per share—diluted:	$0.04	$0.08	$0.08	$0.15

Shares used in per share calculation—basic	1,208,036	1,347,459	1,200,660	1,337,807

Shares used in per share calculation—diluted	1,257,154	1,449,707	1,244,365	1,438,128

(1) Stock compensation expense by function:
Sales and marketing	$112	$2,376	$321	$5,981
Product development	588	2,548	874	7,271
General and administrative	191	2,216	271	6,460
Total stock compensation expense	$891	$7,140	$1,466	$19,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(in thousands except par value)

	December 31, 2003	June 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$713,539	$707,880
Short-term investments in marketable securities	595,978	829,387
Accounts receivable, net	282,415	337,082
Prepaid expenses and other current assets	129,777	138,518
Total current assets	1,721,709	2,012,867

Long-term investments in marketable securities	1,261,693	1,112,556
Property and equipment, net	449,512	463,890
Goodwill	1,805,561	2,295,585
Intangible assets, net	445,640	504,841
Other assets	247,539	270,288
Total assets	$5,931,654	$6,660,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,890	$27,075
Accrued expenses and other current liabilities	483,628	552,867
Deferred revenue	192,278	213,378
Total current liabilities	707,796	793,320

Long-term debt	750,000	750,000
Other liabilities	72,890	111,768
Minority interests in consolidated subsidiaries	37,478	43,812
Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,321,408 and 1,354,237 issued and outstanding, respectively	1,356	1,387
Additional paid-in capital	4,288,138	4,695,991
Treasury stock	(159,988)	(159,988)
Retained earnings	230,386	444,110
Accumulated other comprehensive income (loss)	3,598	(20,373)
Total stockholders’ equity	4,363,490	4,961,127
Total liabilities and stockholders’ equity	$5,931,654	$6,660,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2003	June 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,531	$213,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,576	143,620
Tax benefits from stock options	49,645	121,121
Earnings in equity interests	(19,730)	(43,976)
Minority interests in operations of consolidated subsidiaries	3,034	2,234
Stock compensation expense	1,466	19,712
Net losses on sale of assets and other, net	7,547	9,616
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(23,529)	(35,822)
Prepaid expenses and other assets	(3,965)	582
Accounts payable	(405)	(13,593)
Accrued expenses and other liabilities	(933)	51,869
Deferred revenue	16,514	16,590
Net cash provided by operating activities	190,751	485,677
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(41,273)	(94,388)
Purchases of marketable securities	(666,178)	(862,013)
Proceeds from sales and maturities of marketable securities	650,499	751,723
Acquisitions, net of cash acquired	(228,318)	(573,877)
Purchases of other investments	(6,274)	(491)
Proceeds from sales of other investments	—	16,979
Net cash used in investing activities	(291,544)	(762,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	733,125	—
Proceeds from issuance of common stock, net	128,611	317,678
Structured stock repurchase	—	(50,000)
Net cash provided by financing activities	861,736	267,678
Effect of exchange rate changes on cash and cash equivalents	3,667	3,053
Net change in cash and cash equivalents	764,610	(5,659)
Cash and cash equivalents at beginning of period	310,972	713,539
Cash and cash equivalents at end of period	$1,075,582	$707,880

Supplemental schedule of investing activities:

Acquisition-related activities (in thousands):

	Six Months Ended
	June 30, 2003	June 30, 2004

Cash paid for acquisitions	$272,928	$619,611
Cash acquired in acquisitions	(44,610)	(45,734)
	$228,318	$573,877

Value of common stock options issued in connection with acquisitions	$13,367	$2,209

See Note 6 – “Acquisitions” for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Common stock
Balance, beginning of period	$1,228	$1,364	$1,222	$1,356
Common stock issued	20	23	26	31
Balance, end of period	1,248	1,387	1,248	1,387

Additional paid-in capital
Balance, beginning of period	2,484,729	4,408,141	2,429,611	4,288,138
Common stock issued	105,024	226,232	145,285	321,386
Stock compensation expense	891	7,140	1,466	19,712
Tax benefit from stock options, net	30,292	49,760	49,368	113,303
Structured stock repurchase	—	—	—	(50,000)
Deferred stock-based compensation	—	4,963	(1,287)	4,098
Other	—	(245)	(3,507)	(646)
Balance, end of period	2,620,936	4,695,991	2,620,936	4,695,991

Treasury stock
Balance, beginning and end of period	(159,988)	(159,988)	(159,988)	(159,988)

Retained earnings (accumulated deficit)
Balance, beginning of period	39,210	331,598	(7,493)	230,386
Net income	50,828	112,512	97,531	213,724
Balance, end of period	90,038	444,110	90,038	444,110

Accumulated other comprehensive income (loss)
Balance, beginning of period	(4,285)	10,376	(1,082)	3,598
Net unrealized gains (losses) on securities	2,593	(15,913)	(377)	(11,712)
Foreign currency translation adjustments	6,291	(14,836)	6,058	(12,259)
Balance, end of period	4,599	(20,373)	4,599	(20,373)

Total stockholders’ equity	$2,556,833	$4,961,127	$2,556,833	$4,961,127

Other comprehensive income
Net income	$50,828	$112,512	$97,531	$213,724
Other comprehensive income
Net unrealized gains (losses) on securities	2,593	(15,913)	(377)	(11,712)
Foreign currency translation adjustment	6,291	(14,836)	6,058	(12,259)
Comprehensive income	$59,712	$81,763	$103,212	$189,753

	Number of Shares
Common stock
Balance, beginning of period	1,195,634	1,331,970	1,189,720	1,321,408
Common stock issued	19,066	22,267	24,980	32,829
Balance, end of period	1,214,700	1,354,237	1,214,700	1,354,237

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

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

The results of operations of companies acquired during the period have been included in the Company’s consolidated statements of operations since the completion of the acquisitions.  See Note 6 — “Acquisitions.”

On April 7, 2004, the Yahoo! Board of Directors approved a two-for-one split of the Company’s shares of common stock effected in the form of a stock dividend. As a result of the stock split, Yahoo! stockholders received one additional share of Yahoo! common stock for each share of common stock held of record on April 26, 2004. The additional shares of Yahoo! common stock were distributed on May 11, 2004. All share and per share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

Fees revenue consists of revenues generated from a variety of consumer and business fee-based services, including SBC Yahoo! DSL and SBC Yahoo! Dial, BT Yahoo! Broadband and BT Yahoo! Internet, Yahoo! Personals, Small Business Services and Yahoo! Mail.  Revenue is recognized in the month in which the services are performed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured.

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

Use of Estimates.  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, investment values, goodwill and intangible assets, income taxes, restructuring costs and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Basic and Diluted Net Income per Share.  Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method).  For the three and six month period ended June 30, 2003, potential common shares of 49 million and 44 million, respectively, were included in the computation of diluted net income per share and were related to shares issuable upon the exercise of stock options. For the three and six months ended June 30, 2003, 83 million and 101 million options to purchase common stock, respectively, were excluded from the calculation, as the effect was antidilutive. For the three month period ended June 30, 2004, total potential common shares of 102 million, consisting of 65 million issuable upon the exercise of stock options and 37 million issuable upon the conversion of the zero coupon senior convertible notes, were included in the computation of diluted net income per share.  For the six month period ended June 30, 2004, total potential common shares of 100 million, consisting of 63 million issuable upon the exercise of stock options and 37 million issuable upon the conversion of the zero coupon senior convertible notes, were included in the computation of diluted net income per share. For the three and six months ended June 30, 2004, 58 million and 62 million options to purchase common stock respectively, were excluded from the calculation, as the effect was antidilutive. See Note 8—”Long-Term Debt” for additional information related to the zero-coupon senior convertible notes.

Stock-Based Compensation.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.  The Company recorded compensation expense of approximately $1 million and $7 million in the three months ended June 30, 2003 and 2004, respectively.  The Company recorded compensation expense of approximately $1 million and $20 million in the six months ended June 30, 2003 and 2004, respectively.

As of June 30, 2004, approximately $26 million of deferred stock-based compensation expense remains to be amortized over the remaining vesting periods of the options and restricted stock, and is included in additional paid-in capital in the consolidated balance sheet.

If the Black-Scholes fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Net income:
As reported	$50,828	$112,512	$97,531	$213,724
Add: Stock compensation expense included in reported net income, net of related tax effects	891	4,284	1,466	11,827
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects	(78,755)	(61,503)	(144,563)	(132,514)
Pro forma net income (loss)	$(27,036)	$55,293	$(45,566)	$93,037

Net income (loss) per share:
As reported - basic	$0.04	$0.08	$0.08	$0.16
Pro forma - basic	$(0.02)	$0.04	$(0.04)	$0.07

As reported - diluted	$0.04	$0.08	$0.08	$0.15
Pro forma - diluted	$(0.02)	$0.04	$(0.04)	$0.06

Pro forma diluted net loss per share for the three and six months ended June 30, 2003 is computed excluding potential common shares of 49 million and 44 million, respectively, as their effect is anti-dilutive.

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after December 15, 2004.  Should this proposed statement be finalized in its current form, it will have a significant impact on the Company’s consolidated statement of operations, as the Company will be required to expense the fair value of its stock option grants and stock purchases under the Company’s employee stock purchase plan.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004.  The Company does not believe that this consensus will have a material impact on its consolidated results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the Company’s calculation of earnings per share.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”).  EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met.  If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004.  Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of its zero coupon senior convertible notes (the “Notes”) in its diluted earnings per share computation for all periods during which the Notes are outstanding.  See Note 8 — “Long Term Debt.”

Note 4—Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

	United States	International	Total

Balance at December 31, 2003	$1,710,998	$94,563	$1,805,561
Acquisitions and other (1)	5,243	484,781	490,024
Reclassification (2)	(242,490)	242,490	—
Balance at June 30, 2004	$1,473,751	$821,834	$2,295,585

(1)          Other primarily includes certain purchase price adjustments that affect existing goodwill, and foreign currency translation adjustments of ($14.4) million for the six months ended June 30, 2004.  See also Note 6—”Acquisitions.”

(2)          Reclassification reflects the allocation of goodwill related to the Overture acquisition to our financial reporting segments.

Note 5—Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

		June 30, 2004
	December 31, 2003	Gross carrying	Accumulated
	Net	amount	amortization (1)	Net

Trademark, trade name and domain name	$56,830	$136,700	$(26,509)	$110,191
Customer, affiliate, and advertiser related relationships	233,390	323,985	(81,642)	242,343
Developed technology and patents	155,420	184,845	(32,538)	152,307

Total intangible assets, net	$445,640	$645,530	$(140,689)	$504,841

(1)          Accumulated amortization includes foreign currency translation adjustments of less than $1 million for the six months ended June 30, 2004.

The intangible assets are all amortizable and have original estimated useful lives as follows: Trademark, trade name and domain name—four to seven years; Customer, affiliate, and advertiser related relationships—three to seven years; Developed technology and patents—two to five years.  The Company recognized amortization expense on intangible assets of approximately $10 million and $36 million for the three months ended June 30, 2003 and 2004, respectively.  The Company recognized amortization expense on intangible assets of approximately $16 million and $67 million for the six months ended June 30, 2003 and 2004, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: Six months ending December 31, 2004: $73 million; years ending December 31, 2005: $141 million; 2006: $131 million; 2007: $98 million; and 2008: $57 million.

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

The total estimated purchase price of approximately $54 million consisted of approximately $51 million in cash consideration, approximately $2 million related to stock options exchanged, and direct transaction costs of approximately $1 million.  The value of the stock options was determined using the Black-Scholes option valuation model.  Under the terms of the acquisition, Yahoo! has also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$6,917
Other tangible assets acquired	4,498
Amortizable intangible assets
Trade name, trademark and domain name	1,000
Customer, affiliate, and advertiser related relationships	7,600
Developed technology and patents	3,800
Goodwill	39,397
Total assets acquired	63,212

Liabilities assumed	(11,186)
Deferred stock-based compensation	1,757
Total	$53,783

Amortizable intangible assets consist of trade names, trademarks and domain names, customer, affiliate and advertiser related intangible assets and developed technology and patents, with useful lives not exceeding five years.  Based on a preliminary estimate, no amount has been allocated to in-process research and development, and $39 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for 3721 is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of 3721 will change the amount of the purchase price allocable to goodwill.

The results of operations of 3721 have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition on January 2, 2004.  Results of operations for 3721 for periods prior to the acquisition were not material to the Company and accordingly pro forma results of operations have not been presented.

Kelkoo.  On April 5, 2004, the Company completed the acquisition of a majority interest in Kelkoo S.A. (“Kelkoo”), a leading European online comparison shopping service.  On May 24, 2004, the Company completed the acquisition of an additional interest in Kelkoo, increasing the Company’s total ownership interest in Kelkoo to 99.9 percent.  The acquisition expands the Company’s global commerce presence and together with the Company’s current services is expected to increase the Company’s competitive position in Europe.  These factors contributed to a purchase price in excess of the fair value of Kelkoo’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $577 million consisted of approximately $569 million in cash consideration, $5 million in incurred liabilities and direct transaction costs of approximately $3 million.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$38,817
Other tangible assets acquired	24,277
Amortizable intangible assets
Trade name, trademark and domain name	61,300
Customer, affiliate, and advertiser related relationships	36,100
Developed technology and patents	9,100
Goodwill	458,519
Total assets acquired	628,113

Liabilities assumed	(51,326)

Total	$576,787

Amortizable intangible assets consist of trade names, trademarks and domain names, customer, affiliate and advertiser related intangible assets and developed technology and patents, with useful lives not exceeding five years.  Based on a preliminary estimate, no amount has been allocated to in-process research and development, and $459 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for Kelkoo is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Kelkoo will change the amount of the purchase price allocable to goodwill.

The results of operations of Kelkoo have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisition on April 5, 2004.  Results of operations for Kelkoo for periods prior to the acquisition were not material to the Company and accordingly pro forma results of operations have not been presented.

Inktomi and Overture.  In March and October 2003, we acquired Inktomi Corporation (“Inktomi”) and Overture Services, Inc. (“Overture”), for aggregate purchase prices of approximately $290 million and $1.7 billion, respectively.  Based on preliminary estimates, goodwill of approximately $217 million and $1.2 billion, and other intangible assets of approximately $49 million and $354 million, respectively, were recorded as a result of the Inktomi and Overture acquisitions.  The purchase price allocation for Inktomi has been finalized without any significant changes, while the preliminary purchase price for Overture is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Overture will change the amount of the purchase price allocable to goodwill.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Inktomi and Overture occurred on January 1, 2003 (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2003	June 30, 2004

Revenues	$994,756	$1,590,085
Net income	$78,473	$213,724

Net income per share — basic:	$0.06	$0.16
Net income per share — diluted:	$0.06	$0.15

Note 7 —Related Party Transactions

SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”) was approximately a four percent stockholder of the Company at June 30, 2004. The Company has joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom to establish and manage versions of the Yahoo! Internet Guide for those countries. A Managing Partner of a SOFTBANK affiliate is also a member of the Company’s Board of Directors.  In March 2004, SOFTBANK and the Company entered into an agreement that provided that, so long as SOFTBANK directly or indirectly owns or controls any shares of the Company’s common stock, SOFTBANK shall, at the Company’s direction, either vote or cause to be voted such shares of common stock in accordance with any written voting recommendation of the Company’s Board of Directors or grant a proxy to the Company entitling the Company to vote or cause to be voted such shares in proportion to the votes cast by the other stockholders of the Company.  Revenues from SOFTBANK accounted for less than one percent of total revenues for the three and six months ended June 30, 2003 and 2004.  The Company believes that contracted prices in the relevant transactions are comparable to those with other similarly situated customers.

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

The Company has a 34 percent share in Yahoo! Japan, its joint venture with SOFTBANK in Japan.  The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests.  The earnings in equity interests related to Yahoo! Japan amounted to $24 million and $44 million for the three and six months ended June 30, 2004, respectively, compared to $10 million and $20 million for the three and six months ended June 30, 2003, respectively. The Company also has commercial arrangements with Yahoo! Japan, consisting of services and license fees for which the net cost was approximately $12 million and $20 million in the three and six months ended June 30, 2004, respectively, compared to net revenues of approximately $3 million and $7 million for the three and six months ended June 30, 2003, respectively.

Note 8—Long-Term Debt

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of approximately $17 million, which have been deferred and are included on the balance sheet in other assets.  As of June 30, 2004, approximately $13 million of the transaction fees remain to be amortized.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.  The Notes will be convertible prior to the final maturity date (1) during any fiscal quarter if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeded 110 percent of the conversion price on that 30th trading day, (2) during the period beginning January 1, 2008 through the maturity date, if the closing sale price of the Company’s common stock on the previous trading day was 110 percent or more of the then current conversion price, and (3) upon specified corporate transactions.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  The Company may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value.  Yahoo! may not redeem the Notes prior to their maturity.  For the three and six month periods ended June 30, 2004, the 37 million shares issuable upon the conversion of the zero coupon senior convertible

Notes were included in the computation of diluted earnings per share.  As of June 30, 2004, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning July 1, 2004 and ending on September 30, 2004.  During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.  The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.  As of June 30, 2004, the fair value of the Notes was approximately $1.4 billion based on quoted market prices.

Note 9— Stockholders’ Equity

Stock Repurchase Program.  In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. In March 2003, the Company’s Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes the Company to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. The Company may utilize equity instrument contracts to facilitate the repurchase of common stock. From March 2001 through June 30, 2004, the Company had repurchased 32,917,240 shares of common stock at an average of $4.86 per share for a total amount of approximately $160 million. Of the shares repurchased, 32,067,240 shares were purchased from SOFTBANK at an average of $4.84 per share.  No shares were repurchased during the six months ended June 30, 2004.  Treasury stock is accounted for under the cost method.

Structured Stock Repurchase.  In February 2004, Yahoo! entered into a six month structured stock repurchase transaction in the amount of $50 million. The structured stock repurchase will be settled in cash or stock depending on the market price of the Company’s common stock on the date of the settlement. Upon settlement, if the market price of Yahoo! common stock is at or above $20.56, the pre-determined price agreed in connection with such transaction, the Company will have its investment returned with a premium. If the market price of Yahoo! common stock is below $20.56, the Company will receive approximately 2.6 million shares of its own common stock. This transaction is recorded in stockholders’ equity in the condensed consolidated balance sheet as of June 30, 2004.  The shares underlying this transaction were considered outstanding at June 30, 2004.

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

Summarized information by segment is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Revenues by segment:
United States	$271,345	$624,161	$509,891	$1,223,432
International	50,061	208,138	94,463	366,653
Total revenues	$321,406	$832,299	$604,354	$1,590,085
Segment operating income before depreciation and amortization:
United States	$91,446	$198,365	$168,969	$389,619
International	6,720	35,697	13,822	55,364
Total segment operating income before depreciation and amortization	98,166	234,062	182,791	444,983
Depreciation and amortization	(34,503)	(77,428)	(63,576)	(143,620)
Stock compensation expense	(891)	(7,140)	(1,466)	(19,712)
Income from operations	$62,772	$149,494	$117,749	$281,651
Capital expenditures, net:
United States	$16,372	$47,925	$32,370	$78,282
International	4,398	7,774	8,903	16,106
Total consolidated capital expenditures, net	$20,770	$55,699	$41,273	$94,388

	December 31, 2003	June 30, 2004
Property and equipment, net:
United States	$414,632	$421,465
International	34,880	42,425
Total consolidated property and equipment, net	$449,512	$463,890

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues during the three and six months ended June 30, 2003 and 2004.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Marketing services	$219,198	$690,634	$409,163	$1,326,102
Fees	69,926	103,851	133,655	192,321
Listings	32,282	37,814	61,536	71,662
Total revenues	$321,406	$832,299	$604,354	$1,590,085

For the three and six month periods ended June 30, 2003, revenues from the Company’s agreement with Overture (prior to being acquired by the Company) were included in marketing services and amounted to approximately 20 percent of total revenues in both periods.

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

Net lease commitments as of June 30, 2004 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Six months ending December 31, 2004	$22	$(3)	$19
Years ending December 31,
2005	40	(4)	36
2006	30	(3)	27
2007	26	—	26
2008	19	—	19
2009	16	—	16
Thereafter	89	—	89
Total lease commitments	$242	$(10)	$232

Other Commitments.  In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond June 30, 2005 that are not included in the contractual obligations table below.

In connection with Company’s commercial agreements, Yahoo! provides indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies.  The Company maintains directors and officers insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors, officers and employees of acquired companies, in certain circumstances.  The indemnification provided by the Company to its officers and directors does not have a stipulated maximum, therefore the Company is not able to develop a reasonable estimate of the liabilities.  To date, the Company has not incurred material costs as a result of such obligations and has not accrued any liabilities related to such indemnification obligations in its financial statements.

Contractual Obligations.  Contractual obligations at June 30, 2004 are as follows (in millions):

	Payments due by period
	Total	Due in 2004	Due in 2005-2006	Due in 2007-2008	Due in 2009 or after
Long-term debt (1)	$750	$—	$—	$750	$—
Operating lease obligations, net of sublease income	232	19	63	45	105
Affiliate commitments (2)	419	81	335	3	—
Noncancelable purchase obligations	84	27	56	1	—
Total contractual obligations	$1,485	$127	$454	$799	$105

(1)   The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  See Note 8 – “Long-Term Debt” for further information related to the long-term debt.

(2)   Represents fixed payments that the Company is obligated to make under contracts to provide search services to its third party affiliates, which represent traffic acquisition costs.

At June 30, 2003 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria.  The contingent earn-out payment is not included in the contractual obligations table above.

On January 2, 2004, Yahoo! completed the acquisition of 3721.  In January 2004, approximately $51 million in cash consideration was paid.  Under the terms of the acquisition, Yahoo! also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.  The contingent payment is not included in the contractual obligations table above.  See Note 6 – “Acquisitions” for additional information related to this acquisition.

The remaining $2 million commitment to invest in Softbank Capital is not included in the contractual obligations table above.  See Note 7 – “Related Party Transactions” for additional information.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  Yahoo!’s acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!.  Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding.  On March 16, 2004, plaintiffs filed motions for partial summary judgment on the issues of willfulness and whether the consumer-influenced portion of Launch’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004 and a hearing on the motions was held on June 18, 2004.  The Court has not yet ruled on the motions for summary judgment.  The Company does not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation at this time.  The range of possible resolutions of the LAUNCH litigation could include judgments against Yahoo! or settlements that could require substantial payments by Yahoo!, which could have a material adverse impact on the Company’s financial position, results of operations or cash flows.  An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Settlement discussions relating to this case on behalf of the named defendants have occurred over the last year, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and Overture’s insurance carriers. A proposal has been made for the settlement and release of claims against the issuer defendants, including Overture. The settlement is subject to a number of conditions, including approval of the court.  If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of its current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct.  The complaints seek unspecified monetary damages and other relief purportedly on behalf of Yahoo! from the Derivative Defendants.  The Company understands the Derivative Defendants deny any impropriety and intend to defend the lawsuits vigorously.  The Company does not believe that the ultimate costs to resolve these matters will have a material adverse effect on its financial condition, results of operations or cash flows.  In addition, the Company believes there are procedural defects to permitting these complaints to proceed on Yahoo!’s behalf.  In April 2004, Yahoo! filed a motion to dismiss the Delaware action for failure to plead demand futility.  On August 2, 2004, the Delaware Court of Chancery granted the motion to dismiss.

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

In March and October 2003, we acquired Inktomi Corporation (“Inktomi”) and Overture Services, Inc. (“Overture”), for aggregate purchase prices including cash acquired of approximately $290 million and $1.7 billion, respectively.  In January and April 2004, we acquired 3721 Network Software Company Limited (“3721”) and Kelkoo S.A. (“Kelkoo”) for aggregate purchase prices including cash acquired of approximately $54 million and $577 million, respectively.

We generate service revenues from our marketing services, fees and listings offerings.  Revenues for the three and six months ended June 30, 2003 and 2004 were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
Revenues	June 30, 2003	June 30, 2004	Growth	Growth	June 30, 2003	June 30, 2004	Growth	Growth
			($)	(%)			($)	(%)

Marketing services	$219,198	$690,634	$471,436	215%	$409,163	$1,326,102	$916,939	224%
Fees	69,926	103,851	33,925	49%	133,655	192,321	58,666	44%
Listings	32,282	37,814	5,532	17%	61,536	71,662	10,126	16%
Total revenues	$321,406	$832,299	$510,893	159%	$604,354	$1,590,085	$985,731	163%

As more fully explained below, total revenues increased for the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 primarily due to revenue increases of $376 million and $727 million, respectively, from the acquisitions completed in the past year, and growth of 42 percent and 43 percent, respectively, in Yahoo!’s organic offerings.

Cash flows for six months ended June 30, 2003 and 2004 were as follows (in thousands):

	Six months Ended
	June 30, 2003	June 30, 2004	Year -over- Year Change
			($)

Net cash provided by operating activities	$190,751	$485,677	$294,926
Net cash used in investing activities	$(291,544)	$(762,067)	$(470,523)
Net cash provided by financing activities	$861,736	$267,678	$(594,058)

The increase in net cash provided by operating activities for the six months ended June 30, 2004 was primarily related to increased revenues described above.  During the six month period, we also generated $318 million in cash from the exercise of stock options by our employees.  We used the cash we generated to continue to pursue our investment and acquisition strategies, and completed the acquisitions of 3721, a Hong Kong-based software development company and Kelkoo, a leading European online comparison shopping service, for approximately $44 million and $530 million in cash, net of cash acquired, respectively.  In February 2004, we entered into a six month structured stock repurchase transaction in the amount of $50 million. The structured stock repurchase will be settled in cash or stock depending on the market price of our common stock on the date of the settlement. Upon settlement, if the market price of Yahoo! common stock is at or above $20.56, the pre-determined price agreed in connection with such transaction, we will have our investment returned with a premium.  If the market price of our common stock is below $20.56, we will receive approximately 2.6 million shares of our own common stock.

Results of Operations

Revenues

Revenues by groups of similar service were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2003	(1)	June 30, 2004	(1)	June 30, 2003	(1)	June 30, 2004	(1)

Marketing services	$219,198	68%	$690,634	83%	$409,163	68%	$1,326,102	83%
Fees	69,926	22%	103,851	12%	133,655	22%	192,321	12%
Listings	32,282	10%	37,814	5%	61,536	10%	71,662	5%
Total revenues	$321,406	100%	$832,299	100%	$604,354	100%	$1,590,085	100%

(1)                                  Percent of revenues

Marketing Services Revenues.  Marketing services revenue is primarily generated from rich media advertisements, sponsorship and text-link advertisements (including pay-for-performance search advertisements), paid inclusion, algorithmic search services and transactions.  Marketing services revenue for the second quarter of 2004 increased by approximately $471 million, or 215 percent, as compared to the same period in 2003.  This increase resulted from a 45 percent increase in organic marketing services revenues and incremental revenue of approximately $374 million associated with acquisitions completed in the past year.  Marketing services revenue for the six months ended June 30, 2004 increased by approximately $917 million, or 224 percent, as compared to the same period in 2003.  This increase resulted from a 48 percent increase in organic marketing services revenues, including approximately $10 million related to a gain from unredeemed third party loyalty program points that expired during the first quarter of 2004, and incremental revenue of approximately $719 million associated with acquisitions completed during the past year.

The number of page views delivered in the three and six months ended June 30, 2004 increased by approximately 28 percent and 29 percent, respectively, as compared to the same periods in 2003.  These increases resulted from a 25 percent and a 27 percent increase, respectively, in page views from organic operations, and the remainder from increases in page views associated with acquisitions completed in the past year.

Marketing services revenue yield per page view increased approximately 146 percent and 151 percent for the three and six month periods, respectively.  The significant increases are primarily due to the acquisitions completed in the past year, including the impact of Overture, which provides advertising on affiliate Web sites, and whose Web traffic is not counted in our network page view figures.  Excluding the effects of the acquisitions completed in the past year, revenue yield per page view increased 13 percent and 15 percent in the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.

Fees Revenues.  Fees revenue is generated from a variety of consumer and business fee-based services.  Fees revenue for the second quarter of 2004 increased approximately $34 million, or 49 percent as compared to the same period in 2003.  Fees revenue for the six months ended June 30, 2004 increased approximately $59 million, or 44 percent, as compared to the same period in 2003.  The increases were driven by the growth in the number of our paying relationships for Yahoo!s’ fee-based services, which comprised approximately 6.4 million users as of June 30, 2004, compared to approximately 3.5 million users as of June 30, 2003.  Average revenue per paying user per month decreased to approximately $4 per user per month for the three month period ended June 30, 2004 from approximately $5 per user per month for the three month period ended June 30, 2003 as a result of faster subscriber growth in some of our lower priced consumer services.

Listings Revenues.  Listings revenue consists of revenues generated from a variety of consumer and business listings-based services.  Listings revenue for the second quarter of 2004 increased approximately $6 million, or 17 percent compared to the same period in 2003.  Listings revenue for the six months ended June 30, 2004 increased approximately $10 million, or 16 percent, compared to the same period in 2003.  The increases were primarily due to an increase in sales of services in our Search and Marketplace properties.

Overall, we currently expect total combined revenues for marketing services, fees, and listings to increase in absolute dollars for 2004, compared to 2003.

Costs and Expenses:

Primary operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2003	(1)	June 30, 2004	(1)	June 30, 2003	(1)	June 30, 2004	(1)

Cost of revenues	$46,842	15%	$297,383	36%	$89,974	15%	$579,088	36%
Sales and marketing	122,106	38%	191,875	23%	235,585	39%	358,170	23%
Product development	45,099	14%	87,140	10%	81,497	13%	164,129	10%
General and administrative	33,934	11%	63,159	8%	62,574	10%	120,715	8%
Stock compensation expense	891	—%	7,140	1%	1,466	—%	19,712	1%
Amortization of intangibles	9,762	3%	36,108	4%	15,509	3%	66,620	4%

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

Cost of revenues in the second quarter of 2004 increased by approximately $251 million as compared to the same period of 2003.  The increase reflects approximately $241 million of incremental cost of revenues related to acquisitions completed during the past year, of which the majority related to traffic acquisition costs.  Cost of revenues in the six months ended June 30, 2004 increased by approximately $489 million as compared to the same period of 2003.  The increase reflects approximately $475 million of incremental cost of revenues related to acquisitions completed during the past year, of which the majority related to traffic acquisition costs.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses in the second quarter of 2004 increased approximately $70 million, or 57 percent, as compared to the same period in 2003, primarily as a result of incremental costs of approximately $39 million associated with acquisitions completed during the past year.  Sales and marketing expenses for the six months ended June 30, 2004 increased approximately $123 million, or 52 percent, as compared to the same period in 2003, primarily as a result of incremental costs of approximately $68 million associated with acquisitions completed during the past year.  The remainder of the increases for both the three and six month periods was primarily due to increases in total compensation expenses related to increased headcount, as well as increased professional services and marketing spending.

Product Development.  Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

Product development expenses in the second quarter of 2004 increased approximately $42 million, or 93 percent, as compared to the same period of 2003.  Product development expenses for the six months ended June 30, 2004 increased approximately $83 million, or 101 percent, as compared to the same period of 2003.  Approximately $30 million and $59 million of the increases in the three and six months ended June 30, 2004, respectively, were due to incremental costs associated with the acquisitions completed during the past year.  The remainder of the increases was the result of increases in our total compensation expense related to an increase in the number of engineers that develop and enhance properties and services throughout the Yahoo! network.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses in the second quarter of 2004 increased approximately $29 million, or 86 percent, as compared to the same period of 2003.  General and administrative expenses for the six months ended June 30, 2004 increased approximately $58 million, or 93 percent, as compared to the same period of 2003.  Approximately $22 million and $41 million of the increases in the three and six months ended June 30, 2004, respectively, were due to incremental costs associated with the acquisitions completed during the past year.  The remainder of the increases was the result of increases in our total compensation, related to increased headcount and professional services expenses.

Stock Compensation.  Stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued in connection with acquisitions we have completed and other equity-based awards. This expense is primarily being recorded using an accelerated amortization method.

Stock compensation expense for the second quarter of 2004 was approximately $7 million, an increase of approximately $6 million as compared to the same period of 2003.  Stock compensation expense for the six months ended June 30, 2004 was approximately $20 million, an increase of approximately $18 million as compared to the same period of 2003.  Stock compensation expense increased in connection with the acquisitions completed during the past year.  Stock compensation expense is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Sales and marketing	$112	$2,376	$321	$5,981
Product development	588	2,548	874	7,271
General and administrative	191	2,216	271	6,460
Total stock compensation expense	$891	$7,140	$1,466	$19,712

Amortization of Intangibles.  In the past, we have purchased, and expect to continue purchasing, assets or businesses which may result in the creation of amortizable intangible assets.

Amortization of intangibles expense was approximately $36 million for the second quarter of 2004, or 4 percent of total revenues, compared to approximately $10 million, or 3 percent of revenues, for the second quarter of 2003.  Amortization of intangibles expense was approximately $67 million, or 4 percent of total revenues, for the six months ended June 30, 2004, compared to approximately $16 million, or 3 percent of revenues, for the same period of 2003.

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

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Interest and investment income	$12,194	$13,254	$22,951	$26,016
Investment losses, net	(2,282)	(5,610)	(1,630)	(2,488)
Contract termination proceeds, net	—	3,107	750	3,107
Other	422	2,428	793	922
Total other income, net	$10,334	$13,179	$22,864	$27,557

Other income, net increased in the second quarter of 2004 compared to the same period of 2003, primarily due to increased interest and investment income, partially offset by an increase in net investment losses.  Other income, net increased for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, primarily as a result of increased interest and investment income related to our increased investments in debt securities, as a result of increased cash balances, despite an interest rate decrease from 2.67 percent in the quarter ended June 30, 2003 to 1.92 percent in the quarter ended June 30, 2004.  These increases were partially offset by an increase in net investment losses, primarily as a result of impairment of private investments of approximately $6 million and $7 million for the six months ended June 30, 2004 and 2003, respectively.

Other income, net in future periods may fluctuate as a result of changes in our average investment balances held, changes in market rates or the sale of investments, and investment impairments.

Earnings in Equity Interests.  Earnings in equity interests was approximately $24 million and $10 million, respectively, for the three months ended June 30, 2004 and 2003.  Earnings in equity interests was approximately $44 million and $20 million, respectively, for the six months ended June 30, 2004 and 2003.  The increases in the three and six months ended June 30, 2004, compared to the same periods of 2003 are primarily as a result of our investment in Yahoo! Japan, which achieved increased net income compared to the same periods in the prior year.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries’ results in our financial statements.

Minority interests in income from operations of consolidated subsidiaries was an expense of approximately $2 million and $1 million for the three months ended June 30, 2004 and 2003, respectively.  The change was primarily due to increased net income in European subsidiaries.  Minority interests in income from operations of consolidated subsidiaries was an expense of approximately $2 million and $3 million for the six months ended June 30, 2004 and 2003, respectively.  The change was primarily due to decreased net income in Asian subsidiaries, partially offset by increased net income in European subsidiaries.

Income Taxes.  The provision for income taxes for the three and six months ended June 30, 2004 differs from the amount computed by applying the statutory federal rate principally due to state taxes, foreign losses for which no tax benefit is provided and nontaxable equity earnings from certain investments.  For the three and six months ended June 30, 2003, the provision for income taxes differed from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit is provided and nontaxable equity earnings from certain investments.  The effective tax rate for both the three and six months ended June 30, 2004 was 39 percent, compared to 38 percent for both the three and six months ended June 30, 2003.

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

Summarized information by segment is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	(1)	2004	(1)	2003	(1)	2004	(1)

Revenues by segment:
United States	$271,345	84%	$624,161	75%	$509,891	84%	$1,223,432	77%
International	50,061	16%	208,138	25%	94,463	16%	366,653	23%
Total revenues	$321,406	100%	$832,299	100%	$604,354	100%	$1,590,085	100%

(1)          Percent of total revenues.

Segment operating income before depreciation and amortization:

United States	$91,446	$198,365	$168,969	$389,619
International	6,720	35,697	13,822	55,364
Total segment operating income before depreciation and amortization	98,166	234,062	182,791	444,983
Depreciation and amortization	(34,503)	(77,428)	(63,576)	(143,620)
Stock compensation expense	(891)	(7,140)	(1,466)	(19,712)
Income from operations	$62,772	$149,494	$117,749	$281,651

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues during the three months and six months ended June 30, 2004 and 2003.

United States.  United States revenues in the second quarter of 2004 increased approximately $353 million, or 130 percent compared to the same period in 2003.  United States revenues for the six months ended June 30, 2004 increased approximately $714 million, or 140 percent compared to the same period in 2003.  Approximately $244 million and $501 million of the increases, respectively, for the three months and six months ended June 30, 2004 were due to incremental revenue associated with acquisitions completed during the past year.  The remainder of the increase was due to a strong increase in organic revenues.  United States segment operating income before depreciation and amortization in the second quarter of 2004 increased approximately $107 million, or 117 percent, compared to the same period of 2003.  United States segment operating income before depreciation and amortization for the six months ended June 30, 2004 increased approximately $221 million, or 131 percent, compared to the same period of 2003.  The increases for both the three and six month periods ended June 30, 2004 were primarily due to the increases in United States revenues, as well as continued efforts to control discretionary spending during the periods.

International.  International revenues in the second quarter of 2004 increased approximately $158 million, or 316 percent, compared to the same period in 2003.  International revenues for the six months ended June 30, 2004 increased approximately $272 million, or 288 percent, compared to the same period in 2003.  Approximately $132 million and $225 million of the increases, respectively, for the three and six months ended June 30, 2004 were due to incremental revenue associated with acquisitions completed during the past year.  The remainder of the increase was primarily due to overall strength in the European and Asian markets, which resulted in an increase in organic revenues.  International segment operating income before depreciation and amortization for the three and six months ended June 30, 2004 increased approximately $29 million and $42 million, respectively, compared to the same periods in 2003.  These increases were primarily a result of the increase in International revenues and continued efforts to control discretionary spending during the periods.

Acquisitions

3721.  On January 2, 2004, we completed the acquisition of all of the outstanding capital shares of 3721, a Hong Kong-based software development company.  The acquisition combined Yahoo!’s global audience and 3721’s keyword search technology to enable Yahoo! to continue improving its global search services.  These factors contributed to a purchase price in excess of the fair value of 3721’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $54 million consisted of approximately $51 million in cash consideration, approximately $2 million related to stock options exchanged, and direct transaction costs of approximately $1 million.  The value of the stock options was determined using the Black-Scholes option valuation model.  Under the terms of the acquisition, we have also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$6,917
Other tangible assets acquired	4,498
Amortizable intangible assets
Trade name, trademark and domain name	1,000
Customer, affiliate, and advertiser related relationships	7,600
Developed technology and patents	3,800
Goodwill	39,397
Total assets acquired	63,212

Liabilities assumed	(11,186)
Deferred stock-based compensation	1,757
Total	$53,783

Amortizable intangible assets consist of trade names, trademarks and domain names, customer, affiliate and advertiser related intangible assets and developed technology and patents, with useful lives not exceeding five years.  Based on a preliminary estimate, no amount has been allocated to in-process research and development, and $39 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for 3721 is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of 3721 will change the amount of the purchase price allocable to goodwill.

Kelkoo.  On April 5, 2004, we completed the acquisition of a majority interest in Kelkoo S.A. (“Kelkoo”), a leading European online comparison shopping service.  On May 24, 2004, we completed the acquisition of an additional interest in Kelkoo, increasing our total ownership interest in Kelkoo to 99.9 percent.  The acquisition expands our global commerce presence and together with our current services is expected to increase our competitive position in Europe.  These factors contributed to a purchase price in excess of the fair value of Kelkoo’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $577 million consisted of approximately $569 million in cash consideration, $5 million in incurred liabilities and direct transaction costs of approximately $3 million.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$38,817
Other tangible assets acquired	24,277
Amortizable intangible assets
Trade name, trademark and domain name	61,300
Customer, affiliate, and advertiser related relationships	36,100
Developed technology and patents	9,100
Goodwill	458,519
Total assets acquired	628,113

Liabilities assumed	(51,326)

Total	$576,787

Amortizable intangible assets consist of trade names, trademarks and domain names, customer, affiliate and advertiser related intangible assets and developed technology and patents, with useful lives not exceeding five years.  Based on a preliminary estimate, no amount has been allocated to in-process research and development, and $459 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The preliminary purchase price allocation for Kelkoo is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Kelkoo will change the amount of the purchase price allocable to goodwill.

Related Party Transactions

SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”), was approximately a four percent stockholder of the Company at June 30, 2004. We have joint ventures with SOFTBANK in France, Germany, Japan, Korea and the United Kingdom to establish and manage versions of the Yahoo! Internet Guide for those countries.  A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors.  In March 2004, SOFTBANK and the Company entered into an agreement that provided that, so long as SOFTBANK directly or indirectly owns or controls any shares of the Company’s common stock, SOFTBANK shall, at the Company’s direction, either vote or cause to be voted such shares of common stock in accordance with any written voting recommendation of the Company’s Board of Directors or grant a proxy to the Company entitling the Company to vote or cause to be voted such shares in proportion to the votes cast by the other stockholders of the Company.  Revenues from SOFTBANK accounted for less than one percent of total revenues for the three and six months ended June 30, 2004 and 2003.  We believe contracted prices in the relevant transactions are comparable to those with our other similarly situated customers.

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

We have a 34 percent share in Yahoo! Japan, our joint venture with SOFTBANK in Japan.  We record our share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests.  The earnings in equity interests related to Yahoo! Japan amounted to $24 million and $44 million for the three and six months ended June 30, 2004, respectively, compared to $10 million and $20 million for the three and six months ended June 30, 2003, respectively.  We also have commercial arrangements with Yahoo! Japan, consisting of services and license fees for which the net cost was approximately $12 million and $20 million in the three and six months ended June 30, 2004, respectively, compared to net revenues of approximately $3 million and $7 million for the three and six months ended June 30, 2003, respectively.

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

Accounting for investments in private and publicly-traded securities.  We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary.  We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We recorded approximately $6 million of impairments on the carrying value of privately held equity securities during the three and six months ended June 30, 2004.  We recorded approximately $3 million and $7 million of impairments on the carrying value of privately held equity securities during the three and six months ended June 30, 2003, respectively.

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. We do not believe that this consensus will have a material impact on our consolidated results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on our calculation of earnings per share.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and we would be required to include the shares issuable upon the conversion of our zero coupon senior convertible notes (the “Notes”) in our diluted earnings per share computation for all periods during which the Notes are outstanding.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Six Months Ended
	June 30, 2003	June 30, 2004

Cash provided by operating activities	$190,751	$485,677
Cash used in investing activities	$(291,544)	$(762,067)
Cash provided by financing activities	$861,736	$267,678

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years, with the intent to make such funds readily available for operating purposes, including expansion of operations and potential acquisitions or other transactions.  We had cash, cash equivalents and investments in marketable securities totaling approximately $2.6 billion at both June 30, 2004 and December 31, 2003.

Cash provided by operating activities of approximately $486 million for the six months ended June 30, 2004 consisted primarily of net income of approximately $214 million adjusted for non-cash items of approximately $252 million and approximately $20 million provided by working capital.  The increase in cash provided by operating activities was due to higher net income levels, adjusted for non-cash items, including depreciation and amortization of approximately $144 million and tax benefits from stock options of approximately $121 million. Cash provided by operating activities for the six months ended June 30, 2003 of approximately $191 million consisted primarily of net income of approximately $98 million adjusted for non-cash items of approximately $105 million and approximately $12 million used by working capital and other activities.

Cash used in investing activities in the six months ended June 30, 2004 of approximately $762 million was primarily attributable to cash paid (net of cash acquired) for acquisitions of approximately $574 million, capital expenditures totaling approximately $94 million, and purchases of investments in marketable securities and other investments (net of proceeds from sales and maturities) of approximately $94 million.  Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to range from $190 million to $215 million in 2004 as we invest in expansion of our network capabilities.  Cash used in investing activities in the six months ended June 30, 2003 of approximately $291 million was primarily attributable to cash paid (net of cash acquired) for acquisitions of approximately $228 million, capital expenditures of approximately $41 million, and purchases of investments in marketable securities and other investments (net of proceeds from sales and maturities) of approximately $22 million.

Cash provided by financing activities in the six months ended June 30, 2004 of approximately $268 million was primarily attributable to proceeds from issuance of common stock of approximately $318 million as a result of the exercise of employee stock options, partially offset by cash used in a structured stock repurchase transaction in the amount of $50 million.  The structured stock repurchase transaction will be settled in cash or stock depending on the market price of the Company’s common stock on the date of the settlement in the third quarter of 2004.  Upon settlement, if the market price of Yahoo! common stock is at or above $20.56, the pre-determined price agreed in connection with such transaction, the Company will have its investment returned with a premium.  If the market price of Yahoo! common stock is below $20.56, the Company will receive approximately 2.6 million shares of its own common stock.  Cash provided by financing activities in the six months ended June 30, 2003 of approximately $862 million was primarily due to proceeds from issuance of debt of approximately $733 million and proceeds from issuance of common stock pursuant to stock option exercise of approximately $129 million.

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

Net lease commitments as of June 30, 2004 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Six months ending December 31, 2004	$22	$(3)	$19
Years ending December 31,
2005	40	(4)	36
2006	30	(3)	27
2007	26	—	26
2008	19	—	19
2009	16	—	16
Thereafter	89	—	89
Total lease commitments	$242	$(10)	$232

Other Commitments.  In the ordinary course of business, Yahoo! enters into various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond June 30, 2005 that are not included in the contractual obligations table below.

In connection with our commercial agreements, we provide indemnifications of varying scope and terms to customers, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.  The indemnification provided by us to our officers and directors does not have a stipulated maximum, therefore we are not able to develop a reasonable estimate of the liabilities.  To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.  Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position beyond June 30, 2005. The sale of additional securities could result in further dilution to our stockholders.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria.  The contingent earn-out payment is not included in the contractual obligations table below.

On January 2, 2004, we completed our acquisition of 3721.  In January 2004, approximately $51 million in cash consideration was paid.  Under the terms of the acquisition, we have also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.  The contingent payment is not included in the contractual obligations table below.

The remaining $2 million commitment to invest in Softbank Capital is not included in the contractual obligations table below.

Contractual Obligations.  Contractual obligations at June 30, 2004 are as follows (in millions):

	Payments due by period
	Total	Due in 2004	Due in 2005-2006	Due in 2007-2008	Due in 2009 or after
Long-term debt (1)	$750	$—	$—	$750	$—
Operating lease obligations, net of sublease income	232	19	63	45	105
Affiliate commitments (2)	419	81	335	3	—
Noncancelable purchase obligations	84	27	56	1	—
Total contractual obligations	$1,485	$127	$454	$799	$105

(1)          The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events.  Upon conversion, Yahoo! has the right to deliver cash in lieu of common stock.  See Note 8 – “Long-Term Debt” for further information related to the long-term debt.

(2)          Represents fixed payments that we are obligated to make fixed under contracts to provide search services to our third party affiliates, which represent traffic acquisition costs.

At June 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RISK FACTORS

We face significant competition from companies such as Time Warner’s AOL, Microsoft and Google.

We face significant competition from companies that have combined a variety of services under one brand name in a manner similar to Yahoo!, including Time Warner’s America Online business (“AOL” or “America Online”), Google Inc. (“Google”), and Microsoft Corporation (“Microsoft” or “MSN”).  The combination of America Online and Time Warner provides America Online with content from Time Warner’s movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner’s current customers and subscribers of its various media properties.  Many of these competitors are developing new technologies, allocating extensive resources to product development and marketing and expanding their offerings which may be competitive with our offerings.  For example, Google has announced the development of a consumer email service and has launched shopping services that may be competitive with services that we offer and Microsoft has announced plans to develop its own search services.  In certain of these cases, most notably AOL and MSN, our competition has a direct billing relationship with a greater number of their users through access and other services than we have with our users through certain of our premium services. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users.

If our competitors are more successful in attracting and retaining customers and users, then our revenues could decline.

We also compete for customers and users with many other providers of online navigation, Web search, commercial search, information, entertainment, business, recruitment, community, electronic commerce and Internet access services. As we expand the scope of our Internet offerings, we will compete directly with a greater number of Internet sites, media companies, and companies providing business services across a wide range of different online services, including:

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

Our acquisitions of Inktomi and Overture expose our business to greater competition in the area of Web search and paid inclusion services.

In March 2003 we completed our acquisition of Inktomi Corporation (“Inktomi”), a provider of Web search and paid inclusion services.  In addition, we completed our acquisition of Overture Services, Inc. (“Overture”) in October 2003, increasing our Web search and paid inclusion business through Overture’s Alta Vista and Fast Search & Transfer Web search businesses.  As a result of these acquisitions, we compete directly with other providers of Web search and related search services, including, among others, AskJeeves, Inc., Google, and LookSmart, Ltd.  Some of these competitors may have longer operating histories focusing on providing Web search services, larger customer or user bases and greater brand recognition for their Web search businesses.  In addition to the general acquisition risks highlighted in these risk factors, we are subject to the risk that other companies with greater operational, strategic, financial, personnel or other resources may choose to enter the Web search or paid inclusion spaces by acquisition or internal development, and may create greater competition for advertisers, customers and users.

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

Our acquisition of Overture exposes our business to greater competition with providers of pay-for-performance advertising search services.

As a result of our acquisition of Overture, we compete directly with other providers of pay-for-performance advertising services that are similar to Overture’s, including FindWhat.com (which recently acquired Espotting Media, Inc.), Google, LookSmart, Ltd., and Terra Lycos.  In addition, we believe it is likely that there will be additional entrants to the pay-for-performance search market.  Some of these entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition.  These competitors compete against Overture for affiliate arrangements and could cause Overture to enter into affiliate arrangements with less favorable terms, lose current affiliates or not acquire new affiliates, which could reduce the number of click-throughs, increase the amount of revenue shared with affiliates, and reduce total revenues and thereby harm our business, operating results and financial condition.

Acquisitions could result in operating difficulties.

As part of our business strategy, we have made strategic acquisitions, including Overture in October 2003, 3721 Network Software Company Limited (“3721”) in January 2004, and Kelkoo S.A. (“Kelkoo”) in April 2004.  We expect to enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  Our acquisitions to date were accompanied by a number of risks, including:

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

We may experience similar risks in connection with our future acquisitions.  We may not be successful in addressing these risks or any other problems encountered in connection with our acquisitions or that we could encounter in future acquisitions, which would harm our business or cause us to fail to realize the anticipated benefits of our acquisitions.

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

On an international level, we compete directly with local Internet Service Providers (“ISPs”).  These ISPs may have several advantages, including greater knowledge about the particular country or local market and access to significant financial or strategic resources in such local markets. We must continue to improve our product offerings, become more knowledgeable about our local users and their preferences, deepen our relationships with our local users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.  At June 30, 2004, our goodwill and amortizable intangible assets were $2.8 billion.  In the first quarter of 2002, we recorded a transitional impairment charge of $64 million as a cumulative effect of an accounting change, upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

The majority of our revenues are derived from marketing services. Demand from our current and potential clients for online advertising is difficult to forecast accurately.

For the quarter ended June 30, 2004, approximately 83 percent of our total revenues came from marketing services.  Our ability to continue to achieve substantial advertising revenue depends upon:

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

Our agreements with advertisers and sponsors generally have terms of three years or less and, in many cases, the terms are one year or less or, in the case of Overture’s business, may be immediately terminable by the advertiser.  The agreements often have payments contingent on usage or click-through levels.  Accordingly, it is difficult to forecast these revenues accurately. However, our expense levels are based in part on expectations of future revenues, include guaranteed minimum payments to our affiliates in connection with our pay-for-performance advertising services, and are fixed over the short-term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

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

We have dedicated considerable resources to provide a variety of premium services, which may not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements to many of our free services, including email, instant messaging, personals, finance, games and sports.  The development cycles for these technologies are long and generally require significant investment by us.  We must continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services.  If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results will be harmed.

Due to intense competition, we may not be able to generate substantial revenues from the Internet access market.

Through alliances with Internet access providers, we offer access services that combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from the third party access providers.  These Internet access services compete with many large companies such as AOL, MSN, Comcast Corporation and other established Internet access providers.  In certain of these cases, our competition has substantially greater market presence (including an existing user base), and financial, technical, marketing or other resources than those committed to our product offerings.  As a result of these and other competitive factors, these services may not be able to attract, grow or retain a customer base, which would negatively impact our ability to sell customized content and services through this channel.

Our success in the Internet access market will depend on technical and customer service issues, which we have a limited ability to control.

Internet access services, including those we provide through alliances with access providers, are susceptible to natural or man-made disasters such as earthquakes, floods, fires, power loss, or sabotage, as well as interruptions from technology malfunctions, computer viruses or hacker attacks. Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service to our access customers. Our ability to control technical and customer service issues is further limited by our dependence on the access provider for connectivity, customer service, joint marketing and technical integration of aspects of our access service. Significant disruptions in our access service could harm our goodwill, the Yahoo! brand and ultimately could significantly and negatively impact the amount of revenue we may earn from our service.

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

A key part of our strategy is to develop Yahoo!-branded online properties and expand our commercial search offerings in international markets. We have developed, through joint ventures, subsidiaries and branch offices, localized properties and search services in over 20 international countries.  To date, we have only limited experience in marketing and operating our products and services internationally, and we rely on the efforts and abilities of our foreign business partners in such activities.

We believe that in light of substantial competition, we need to expand our operations in international markets quickly in order to obtain market share effectively. However, in a number of international markets, especially those in Europe, we face substantial competition from ISPs that offer or may offer their own navigational services and from other companies that provide commercial search services. Many of these companies have a dominant market share in their territories. Furthermore, foreign providers of competing online services may have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of our international online properties relative to our domestic experience. Our operations in international markets may not develop at a rate that supports our level of investment. In particular, certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium.

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

Yahoo! is one of the most highly trafficked Websites on the Internet and is regularly serving numbers of users and delivering daily page views which are beyond previous standards for Internet usage. In addition, the services offered by Yahoo!, and popular with users and customers, have changed significantly in the past, are expected to change rapidly in the future, and are difficult to predict. Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service. In particular, the architectures utilized for our services are highly complex and may not provide satisfactory service in the future, especially as the usage levels of email and certain other services increase, the rate of unsolicited email continues to increase in volume and complexity and the number of advertisers utilizing the Overture service increases. In the future, we may be required to make significant changes to our architectures, including moving to completely new architectures. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. These delays or interruptions in our service may cause users and customers to become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demand for our services increases, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex, and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic and user preferences and the associated costs and potential loss of traffic could harm our operating results and financial condition.

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

Our users must access our services through an Internet access provider, including providers of cable and DSL Internet access. To the extent that an access provider (other than those with which we have a relationship), such as AOL or MSN, or a computer or computing device manufacturer offers online services or properties that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own directory.  To the extent that a user opts to use the services offered by an access provider (other than those with which we have a relationship) or those offered by computer or computing device manufacturers rather than the services provided by us, our revenues may decline.

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

Technology and Infrastructure.  We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access.  Any disruption in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition.  Any financial difficulties experienced by our providers may have negative effects on our business, the nature and extent of which we cannot predict.  We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements.  We also rely on a third-party manufacturer for key components of our email service.  Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our products and services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Distribution Relationships.  In addition to our relationships with Internet access providers, to increase traffic for our online properties and services and make them more available and attractive to advertisers and consumers, we have certain distribution agreements and informal relationships with, operators of online networks and leading Websites, electronics companies, and computer manufacturers. These distribution arrangements typically are not exclusive and do not extend over a significant amount of time. Further, some of our distributors are competitors or potential competitors who may not renew their distribution contracts with us. Potential distributors may not offer distribution of our properties and services on reasonable terms, or at all. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into additional distribution relationships. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to fully execute our business plan.

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

Additionally, our business relies on our financial reporting and data systems and controls (including our systems for billing users of our fee-based services), which have grown increasingly complex in the recent past due to acquisitions and the diversification and complexity of our business.  To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  If we are unable to adapt to these changes, our business will be adversely affected.

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

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the second quarter of 2004, the closing sale prices of our common stock on the Nasdaq ranged from $24.17 to $36.40 per share and the closing sale price on August 4, 2004 was $27.91 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance and stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001.  As a result of our two-for-one stock split effective May 11, 2004, each share of common stock is now associated with one-half of one right.  Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of our common stock or of any company into which we are merged having a value of $500. The rights expire on March 1, 2011 unless extended by our board of directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2004 we had investments in debt securities with maturities between three months and one year of approximately $829 million.  Such investments had a weighted-average yield of approximately 2.18 percent. Investments in debt securities with maturities between one and five years of approximately $1.1 billion had a weighted-average yield of approximately 2.59 percent.  A hypothetical 100 basis point increase in interest rates would result in approximately $27 million decrease (approximately one percent) in the fair value of our available-for-sale securities at June 30, 2004.

The fair market value of our zero coupon senior convertible notes is subject to interest rate risk.  Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest changes affect the fair market value but do not impact our financial position, cash flows or results of operations.  As of June 30, 2004, the fair value of the zero coupon senior convertible notes was approximately $1.4 billion based on quoted market prices.

Foreign Currency Risk.  International revenues from our foreign subsidiaries accounted for approximately 25 percent and 23 percent of total revenues during the three and six months ended June 30, 2004.  International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary.  As exchange rates vary, our international financial results may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations for the three and six months ended June 30, 2004 was not material.

Investment Risk.  We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent and we do not have the ability to exercise significant influence over operations. Since our initial investment, certain of these investments in privately held companies have become marketable equity securities upon the investees completing initial public offerings.  Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and are recorded as long-term investments. For these investments in public and privately-held companies, our policy is to monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and record reductions in carrying value when necessary.  An impairment in the carrying value of our privately held investments of five percent would result in a decrease in the carrying value of our privately held investments and a charge to operations of approximately $1 million.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of June 30, 2004, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of June 30, 2004, we had available-for-sale equity investments with a fair value of approximately $4 million and a cost basis of approximately $4 million.  Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding.  On March 16, 2004 plaintiffs filed motions for partial summary judgment on the issues of willfulness and whether the consumer-influenced portion of Launch’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004 and a hearing on the motions was held on June 18, 2004.  The Court has not yet ruled on the motions for summary judgment.  We do not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation at this time.  The range of possible resolutions of the LAUNCH litigation could include judgments against us or settlements that could require substantial payments by us, which could have a material adverse impact on our financial position, results of operations or cash flows.  An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Settlement discussions relating to this case on behalf of the named defendants have occurred over the last year, resulting in a final settlement memorandum of understanding with the plaintiffs in the case and Overture’s insurance carriers. A proposal has been made for the settlement and release of claims against the issuer defendants, including Overture. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against us (as nominal defendant) and certain of our current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct.  The complaints seek unspecified monetary damages and other relief purportedly on behalf of Yahoo! from the Derivative Defendants.  We understand the Derivative Defendants deny any impropriety and intend to defend the lawsuits vigorously.  We do not believe that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.  In addition, we believe there are procedural defects to permitting these complaints to proceed on Yahoo!’s behalf.  In April 2004, Yahoo! filed a motion to dismiss the Delaware action for failure to plead demand futility.  On August 2, 2004, the Delaware Court of Chancery granted the motion to dismiss.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2004, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Terry Semel (with 466,417,661 shares voting for and 135,419,466 withheld), Jerry Yang (with 466,338,706 voting for and 135,498,421 withheld), Roy Bostock (with 459,505,535 shares voting for and 142,331,592 withheld), Ronald Burkle (with 466,539,415 shares voting for and 135,297,712 withheld), Eric Hippeau (with 452,868,382 shares voting for and 148,968,745 withheld), Arthur Kern (with 443,544,158 shares voting for and 158,292,969 withheld), Robert Kotick (with 450,652,449 shares voting for and 151,184,678 withheld), Edward Kozel (with 459,561,641 shares voting for and 142,275,486 withheld) and Gary Wilson (with 443,537,956 shares voting for and 158,299,171 withheld).

The stockholders also approved an amendment to the Company’s 1996 Employee Stock Purchase Plan (with 457,389,297 shares voting for, 20,237,552 against, 3,260,219 abstaining and 120,950,059 broker non-votes).

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the fiscal year ending December 31, 2004 (with 581,278,620 shares voting for, 17,552,461 against, 3,006,046 abstaining, and 0 broker non-votes).

The stockholders voted against a stockholder proposal regarding expensing stock options (with 216,593,154 shares voting for, 255,430,270 against, 8,863,644 abstaining, and 120,950,059 broker non-votes).

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.                                       Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 and incorporated herein by reference).
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3**	Form of Senior Note.
4.4**	Form of Subordinated Note.
4.5**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7**	Form of Warrant Agreement (together with form of Warrant Certificate).
4.8

Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference).

4.9

Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 10, 2003 and incorporated herein by reference).

4.10

Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference).

10.5*	Amended and Restated 1996 Employee Stock Purchase Plan and form of subscription agreement.
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 9, 2004.

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

b.                                      Reports on Form 8-K:

On April 6, 2004, the Company filed an amended report on Form 8-K/A announcing that the Company had completed its acquisition of a majority interest in Kelkoo S.A.

On April 7, 2004, the Company filed a current report on Form 8-K which announced the Company’s financial results for the quarter ended March 31, 2004 and certain other information.  A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

On May 26, 2004, the Company filed an amended report on Form 8-K/A announcing that the Company had completed its acquisition of an additional interest in Kelkoo S.A, and as a result of its acquisition, the Company’s ownership interest in Kelkoo S.A. increased to approximately 99.9%.

On May 28, 2004, the Company filed a current report on Form 8-K which announced that Jerry Yang had established a trading plan under Rule 10b5-1.

On June 30, 2004, the Company filed a current report on Form 8-K which announced that the market price condition for convertibility of the Company’s Zero Coupon Senior Convertible Notes due 2008 has been satisfied with respect to the fiscal quarter beginning July 1, 2004 and ending on September 30, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: August 9, 2004		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICIA CUTHBERT
Dated: August 9, 2004		Patricia Cuthbert Vice President and Corporate Controller (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 and incorporated herein by reference).
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3**	Form of Senior Note.
4.4**	Form of Subordinated Note.
4.5**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7**	Form of Warrant Agreement (together with form of Warrant Certificate).
4.8

Rights Agreement, dated as of March 15, 2001, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 19, 2001 and incorporated herein by reference).

4.9

Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 10, 2003 and incorporated herein by reference).

4.10

Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference).

10.5*	Amended and Restated 1996 Employee Stock Purchase Plan and form of subscription agreement.
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 9, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 9, 2004.

*                                         Filed herewith.

**                                  To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.