Form 10-Q
period 2004-09-30
YAHOO INC
filed 2004-10-29
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2004
Common stock, $0.001 par value	1,374,819,307

YAHOO! INC.

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2004
Condensed Consolidated Balance Sheets at December 31, 2003 and September 30, 2004
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2004
Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2003 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Revenues	$356,821	$906,715	$961,175	$2,496,800
Cost of revenues	47,287	332,333	137,261	911,421
Gross profit	309,534	574,382	823,914	1,585,379

Operating expenses:
Sales and marketing	128,748	192,950	364,333	551,120
Product development	47,683	97,033	129,180	261,162
General and administrative	39,609	69,215	102,183	189,930
Stock compensation expense (1)	485	6,111	1,951	25,823
Amortization of intangibles	9,511	36,968	25,020	103,588
Total operating expenses	226,036	402,277	622,667	1,131,623
Income from operations	83,498	172,105	201,247	453,756

Other income, net	11,440	123,281	34,304	150,838
Earnings in equity interests	12,495	25,696	32,225	69,672
Minority interests in operations of consolidated subsidiaries	(2,063)	(660)	(5,097)	(2,894)
Income before income taxes	105,370	320,422	262,679	671,372
Provision for income taxes	40,041	67,117	99,819	204,343
Net income	$65,329	$253,305	$162,860	$467,029

Net income per share—basic:	$0.05	$0.19	$0.13	$0.35

Net income per share—diluted:	$0.05	$0.17	$0.13	$0.32

Shares used in per share calculation-basic	1,221,394	1,361,136	1,207,571	1,345,583

Shares used in per share calculation-diluted	1,274,888	1,458,610	1,254,540	1,444,955

(1) Stock compensation expense by function:
Sales and marketing	$98	$1,731	$419	$7,712
Product development	343	2,371	1,217	9,642
General and administrative	44	2,009	315	8,469
Total stock compensation expense	$485	$6,111	$1,951	$25,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(in thousands except par value)

	December 31, 2003	September 30, 2004
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$713,539	$963,528
Short-term investments in marketable debt securities	595,978	1,200,592
Short-term investments in marketable equity securities	—	762,280
Accounts receivable, net	282,415	384,738
Prepaid expenses and other current assets	129,777	158,611
Total current assets	1,721,709	3,469,749

Long-term investments in marketable debt securities	1,256,698	907,448
Property and equipment, net	449,512	484,703
Goodwill	1,805,561	2,324,916
Intangible assets, net	445,640	480,685
Other assets	252,534	279,034
Total assets	$5,931,654	$7,946,535

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,890	$41,283
Accrued expenses and other current liabilities	483,628	586,252
Deferred revenue	192,278	224,261
Total current liabilities	707,796	851,796

Long-term deferred revenue	—	66,909
Long-term debt	750,000	750,000
Other liabilities	72,890	116,581
Minority interests in consolidated subsidiaries	37,478	44,472
Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,321,408 and 1,365,228 issued and outstanding, respectively	1,356	1,398
Additional paid-in capital	4,288,138	5,132,149
Treasury stock	(159,988)	(159,988)
Retained earnings	230,386	697,415
Accumulated other comprehensive income (loss)	3,598	445,803
Total stockholders’ equity	4,363,490	6,116,777
Total liabilities and stockholders’ equity	$5,931,654	$7,946,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2003	September 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162,860	$467,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,589	225,108
Tax benefits from stock options	85,843	177,266
Earnings in equity interests	(32,225)	(69,672)
Minority interests in operations of consolidated subsidiaries	5,097	2,894
Stock compensation expense	1,951	25,823
(Gains)/losses on sale of investments, assets and other, net	9,331	(91,067)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(31,815)	(83,288)
Prepaid expenses and other assets	(756)	(6,434)
Accounts payable	280	(899)
Accrued expenses and other liabilities	18,147	83,561
Deferred revenue	10,982	22,780
Net cash provided by operating activities	326,284	753,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(79,718)	(160,132)
Purchases of marketable debt securities	(1,632,298)	(1,178,741)
Proceeds from sales and maturities of marketable debt securities	1,041,429	902,072
Acquisitions, net of cash acquired	(228,318)	(607,692)
Proceeds from sales of marketable equity securities and other	2,763	206,933
Net cash used in investing activities	(896,142)	(837,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	733,125	—
Proceeds from issuance of common stock, net	203,027	423,591
Structured stock repurchase, net	—	(95,907)
Net cash provided by financing activities	936,152	327,684
Effect of exchange rate changes on cash and cash equivalents	4,252	6,764
Net change in cash and cash equivalents	370,546	249,989
Cash and cash equivalents at beginning of period	310,972	713,539
Cash and cash equivalents at end of period	$681,518	$963,528

Supplemental schedule of investing activities:

Acquisition-related activities (in thousands):

	Nine Months Ended
	September 30, 2003	September 30, 2004

Cash paid for acquisitions	$272,928	$655,181
Cash acquired in acquisitions	(44,610)	(47,489)
	$228,318	$607,692

Value of common stock options issued in connection with acquisitions	$13,367	$3,384

See Note 6—“Acquisitions” for further information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited, in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Common stock
Balance, beginning of period	$1,248	$1,387	$1,222	$1,356
Common stock issued	10	11	36	42
Balance, end of period	1,258	1,398	1,258	1,398

Additional paid-in capital
Balance, beginning of period	2,620,936	4,695,991	2,429,611	4,288,138
Common stock issued	74,409	109,792	219,694	431,178
Stock compensation expense	485	6,111	1,951	25,823
Tax benefit from stock options, net	32,561	369,321	81,929	482,624
Structured stock repurchase, net	—	(45,907)	—	(95,907)
Deferred stock-based compensation	—	(3,159)	(1,287)	939
Other	—	—	(3,507)	(646)
Balance, end of period	2,728,391	5,132,149	2,728,391	5,132,149

Treasury stock
Balance, beginning and end of period	(159,988)	(159,988)	(159,988)	(159,988)

Retained earnings (accumulated deficit)
Balance, beginning of period	90,038	444,110	(7,493)	230,386
Net income	65,329	253,305	162,860	467,029
Balance, end of period	155,367	697,415	155,367	697,415

Accumulated other comprehensive income (loss)
Balance, beginning of period	4,599	(20,373)	(1,082)	3,598
Net unrealized gains (losses) on securities, net of tax	(5,452)	456,283	(5,829)	444,571
Foreign currency translation adjustments	914	9,893	6,972	(2,366)
Balance, end of period	61	445,803	61	445,803

Total stockholders’ equity	$2,725,089	$6,116,777	$2,725,089	$6,116,777

Other comprehensive income
Net income	$65,329	$253,305	$162,860	$467,029
Other comprehensive income
Net unrealized gains (losses) on securities, net of tax	(5,452)	456,283	(5,829)	444,571
Foreign currency translation adjustment	914	9,893	6,972	(2,366)
Comprehensive income	$60,791	$719,481	$164,003	$909,234

	Number of Shares
Common stock
Balance, beginning of period	1,214,700	1,354,237	1,189,720	1,321,408
Common stock issued	10,612	10,991	35,592	43,820
Balance, end of period	1,225,312	1,365,228	1,225,312	1,365,228

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

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

The results of operations of companies acquired during the period have been included in the Company’s consolidated statements of operations since the completion of the acquisitions. See Note 6 – “Acquisitions.”

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

Basic and Diluted Net Income per Share. Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (the “Notes”), (using the if-converted method). For the three and nine month periods ended September 30, 2003, potential common shares of 53 million and 47 million, respectively, were included in the computation of diluted net income per share and were related to shares issuable upon the exercise of stock options. For the three and nine month periods ended September 30, 2003, 73 million and 86 million options to purchase common stock, respectively, were excluded from the calculation, as the effect was anti-dilutive. For the three month period ended September 30, 2004, total potential common shares of 97 million, consisting of 60 million shares issuable upon the exercise of stock options and 37 million shares issuable upon the conversion of the Notes, were included in the computation of diluted net income per share. For the nine month period ended September 30, 2004, total potential common shares of 99 million, consisting of 62 million shares issuable upon the exercise of stock options and 37 million shares issuable upon the conversion of the Notes, were included in the computation of diluted net income per share. For the three and nine month periods ended September 30, 2004, 45 million and 62 million options to purchase common stock, respectively, were excluded from the calculation, as the effect was anti-dilutive. See Note 8—“Long-Term Debt” for additional information related to the Notes.

Stock-Based Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company recorded compensation expense of less than $1 million and approximately $6 million in the three months ended September 30, 2003 and 2004, respectively. The Company recorded compensation expense of approximately $2 million and $26 million in the nine months ended September 30, 2003 and 2004, respectively.

As of September 30, 2004, approximately $22 million of deferred stock-based compensation expense remains to be amortized over the remaining vesting periods of the options and restricted stock, and is included in additional paid-in capital on the consolidated balance sheets.

If the Black-Scholes fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Net income:
As reported	$65,329	$253,305	$162,860	$467,029
Add: Stock compensation expense included in reported net income, net of related tax effects	291	3,667	1,171	15,494
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects	(81,761)	(60,350)	(225,738)	(192,864)
Pro forma net income (loss)	$(16,141)	$196,622	$(61,707)	$289,659

Net income (loss) per share:
As reported - basic	$0.05	$0.19	$0.13	$0.35
As reported - diluted	$0.05	$0.17	$0.13	$0.32

Pro forma - basic	$(0.01)	$0.14	$(0.05)	$0.22
Pro forma - diluted	$(0.01)	$0.13	$(0.05)	$0.20

Pro forma diluted net loss per share for the three and nine months ended September 30, 2003 is computed excluding potential common shares of 53 million and 47 million, respectively, as their effect is anti-dilutive.

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

Note 3—Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns.  Certain provisions of FIN 46 became effective during the quarter ended March 31, 2004, the adoption of which did not have a material impact on the financial position, cash flows or results of operations of the Company.

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005.  It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In April 2004, the Emerging Issues Task Force (“EITF”) issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on the calculation of earnings per share of the Company.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004. Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding.  Since the first quarter of 2004, the Company has included the shares issuable upon conversion of the Notes in its computation of diluted earnings per share.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

Note 4—Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

	United States	International	Total

Balance at December 31, 2003	$1,710,998	$94,563	$1,805,561
Acquisitions and other (1)	29,796	489,559	519,355
Reclassification (2)	(242,490)	242,490	—
Balance at September 30, 2004	$1,498,304	$826,612	$2,324,916

(1)                                  Other primarily includes certain purchase price adjustments that affect existing goodwill, and foreign currency translation adjustments of $(8.5) million for the nine months ended September 30, 2004. See also Note 6—“Acquisitions.”

(2)                                  Reclassification reflects the allocation of goodwill related to the Overture acquisition to our financial reporting segments.

Note 5—Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2003	September 30, 2004
	Net	Gross carrying amount	Accumulated amortization (1)	Net

Trademark, trade name and domain name	$56,830	$136,700	$(31,936)	$104,764
Customer, affiliate, and advertiser related relationships	233,390	323,985	(101,325)	222,660
Developed technology and patents	155,420	196,378	(43,117)	153,261
Total intangible assets, net	$445,640	$657,063	$(176,378)	$480,685

(1)                                  Accumulated amortization includes foreign currency translation adjustments of approximately $2 million for the nine months ended September 30, 2004.

The intangible assets are all amortizable and have original estimated useful lives as follows: Trademark, trade name and domain name—four to seven years; Customer, affiliate, and advertiser related relationships—three to seven years; Developed technology and patents—two to five years. The Company recognized amortization expense on intangible assets of approximately $10 million and $37 million for the three months ended September 30, 2003 and 2004, respectively. The Company recognized amortization expense on intangible assets of approximately $25 million and $104 million for the nine months ended September 30, 2003 and 2004, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: Three months ending December 31, 2004: $37 million; years ending December 31, 2005: $143 million; 2006: $134 million; 2007: $100 million; and 2008 and thereafter: $67 million.

Note 6—Acquisitions

Acquisitions completed in 2003

Inktomi and Overture.  In March and October 2003, the Company acquired Inktomi Corporation (“Inktomi”) and Overture Services, Inc. (“Overture”), for aggregate purchase prices of approximately $290 million (including a net cash outlay of $228 million) and $1.7 billion (including a net cash outlay of $148 million), respectively. Based on preliminary estimates, goodwill of approximately $217 million and $1.2 billion, and other intangible assets of approximately $49 million and $354 million, respectively, were recorded as a result of the Inktomi and Overture acquisitions.  The purchase price allocation for Inktomi has been finalized without any significant changes, while the purchase price for Overture is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of Overture will change the amount of the purchase price allocated to goodwill.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Inktomi and Overture occurred on January 1, 2003 (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2003	September 30, 2004

Revenues	$1,572,991	$2,496,800
Net income	$136,760	$467,029

Net income per share — basic:	$0.11	$0.35
Net income per share — diluted:	$0.10	$0.32

Acquisitions completed in 2004

3721. On January 2, 2004, the Company completed the acquisition of all of the outstanding capital shares of 3721 Network Software Company Limited, (“3721”), a Hong Kong-based software development company. The acquisition combined the Company’s global audience and 3721’s keyword search technology to enable the Company to continue improving its global search services. These factors contributed to a purchase price in excess of the fair value of 3721’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $54 million consisted of approximately $51 million in cash consideration, approximately $2 million related to stock options exchanged, and direct transaction costs of approximately $1 million. The total cash consideration of $51 million less cash acquired of approximately $7 million resulted in a net cash outlay of approximately $44 million. The value of the stock options was determined using the Black-Scholes option valuation model. Under the terms of the acquisition, the Company has also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.

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

Kelkoo. On April 5, 2004, the Company completed the acquisition of a majority interest in Kelkoo S.A. (“Kelkoo”), a leading European online comparison shopping service. In July 2004, the Company completed the acquisition of additional interests in Kelkoo, increasing the Company’s total ownership interest in Kelkoo to 100 percent. The acquisition expands the Company’s global commerce presence and together with the Company’s current services is expected to increase the Company’s competitive position in Europe. These factors contributed to a purchase price in excess of the fair value of Kelkoo’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $577 million consisted of approximately $568 million in cash consideration, $6 million in incurred liabilities and direct transaction costs of approximately $3 million. The total cash consideration of $568 million less cash acquired of approximately $39 million resulted in a net cash outlay of approximately $529 million.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$38,817
Other tangible assets acquired	24,277
Amortizable intangible assets
Trade name, trademark and domain name	61,300
Customer, affiliate, and advertiser related relationships	36,100
Developed technology and patents	9,100
Goodwill	459,149
Total assets acquired	628,743

Liabilities assumed	(51,956)
Total	$576,787

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

Other Acquisitions. During the quarter ended September 30, 2004 the Company acquired two other companies which were accounted for as business combinations.  The total estimated purchase price for these two acquisitions was approximately $38 million and consisted of approximately $36 million in cash consideration and approximately $2 million related to stock options exchanged and direct transaction costs. The total cash consideration of $36 million less cash acquired of approximately $2 million resulted in a net cash outlay of approximately $34 million. Of the purchase price, approximately $31 million was allocated to goodwill, $11 million to amortizable intangible assets, and $4 million to net assumed liabilities. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.

Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

The results of operations of each of the acquisitions completed during the year have been included in the Company’s condensed consolidated statements of operations since the date that the respective acquisition was completed. Proforma results of operations have not been presented for the acquisitions completed during the year as the results of the acquired companies either individually or in aggregate were not material to the Company.

Note 7 —Related Party Transactions

SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”) was approximately a four percent stockholder of the Company at September 30, 2004. The Company has joint ventures with SOFTBANK in France, Germany, Japan, South Korea and the United Kingdom to establish and manage versions of the Yahoo! Internet Guide for those countries. A Managing Partner of a SOFTBANK affiliate is also a member of the Company’s Board of Directors. In March 2004, SOFTBANK and the Company entered into an agreement that provided that, so long as SOFTBANK directly or indirectly owns or controls any shares of the Company’s common stock, SOFTBANK shall, at the Company’s direction, either vote or cause to be voted such shares of common stock in accordance with any written voting recommendation of the Company’s Board of Directors or grant a proxy to the Company entitling the Company to vote or cause to be voted such shares in proportion to the votes cast by the other stockholders of the Company. Revenues from SOFTBANK accounted for less than one percent of total revenues for the three and nine months ended September 30, 2003 and 2004. The Company believes that contracted prices in the relevant transactions are comparable to those with other similarly situated customers.

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

The Company has a 34 percent share in Yahoo! Japan, its joint venture with SOFTBANK in Japan. The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests. The earnings in equity interests related to Yahoo! Japan amounted to approximately $26 million and $70 million for the three and nine months ended September 30, 2004, respectively, compared to $13 million and $33 million for the three and nine months ended September 30, 2003, respectively. The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including search services and pay-for-performance search services and the related traffic acquisition costs, and license fees for which the net cost was approximately $22 million and $42 million in the three and nine months ended September 30, 2004, respectively, compared to net revenues of approximately $4 million and $11 million for the three and nine months ended September 30, 2003, respectively.

Note 8—Long-Term Debt

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of approximately $17 million, which have been deferred and are included on the consolidated balance sheets in other assets. As of September 30, 2004, approximately $12 million of the transaction fees remain to be amortized. The Notes were issued at par and bear no interest. The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock. The Notes will be convertible prior to the final maturity date (1) during any fiscal quarter if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeded 110 percent of the conversion price on that 30th trading day, (2) during the period beginning January 1, 2008 through the maturity date, if the closing sale price of the Company’s common stock on the previous trading day was 110 percent or more of the then current conversion price, and (3) upon specified corporate transactions. Upon conversion, the Company has the right to deliver cash in lieu of common stock. The Company may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value. The Company may not redeem the Notes prior to their maturity.

For the three and nine month periods ended September 30, 2004, the 37 million shares issuable upon the conversion of the Notes were included in the computation of diluted earnings per share. As of September 30, 2004, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning October 1, 2004 and ending on December 31, 2004.  During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.  The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met. As of September 30, 2004, the fair value of the Notes was approximately $1.3 billion based on quoted market prices.

Note 9— Other Income, Net

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Interest and investment income	$12,038	$14,962	$34,989	$40,978
Investment gains (losses), net (1)	(6)	110,268	(1,636)	107,780
Other	(592)	(1,949)	951	2,080
Total other income, net	$11,440	$123,281	$34,304	$150,838

(1) See Note 13—“Litigation Settlement” for information relating to the investment gains in the three months ended September 30, 2004.

Note 10—Stockholders’ Equity

Stock Repurchase Program.  In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. In March 2003, the Company’s Board of Directors authorized a two-year extension of the stock repurchase program, which extension authorizes the Company to repurchase up to approximately $340 million (representing the balance of the $500 million originally authorized in March 2001) of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. The Company may utilize equity instrument contracts to facilitate the repurchase of common stock. From March 2001 through September 30, 2004, the Company had repurchased 32,917,240 shares of common stock at an average of $4.86 per share for a total amount of approximately $160 million. Of the shares repurchased, 32,067,240 shares were purchased from SOFTBANK at an average of $4.84 per share. No shares were repurchased during the nine months ended September 30, 2004. Treasury stock is accounted for under the cost method.

Structured Stock Repurchase. During the nine months ended September 30, 2004, the Company entered into two structured stock repurchase transactions which settle in cash or stock depending on the market price of our common stock on the date of maturity. In February 2004, the Company entered into a six month structured stock repurchase transaction in the amount of $50 million which matured in August 2004 resulting in a cash settlement of $54 million.  In August 2004, the Company entered into a $100 million transaction which will mature in four separate tranches through March 31, 2005.  On each of the maturity dates, if the market price of Yahoo! common stock is at or above the pre-determined price agreed in connection with such transaction, which ranges from $25.29 to $26.74 for these four tranches, the Company will have its investment returned with a premium.  If the market price of the Company’s common stock is below the pre-determined price, the Company will receive shares of its common stock, up to an aggregate of 4.2 million shares. These transactions are recorded in stockholders’ equity on the consolidated balance sheets as of September 30, 2004. The shares underlying these transactions were considered outstanding at September 30, 2004 and have been included in the computation of both basic and diluted earnings per share for the three and nine months ended September 30, 2004.

Note 11—Segment Information

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

Summarized information by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Revenues by segment:
United States	$299,759	$654,985	$809,650	$1,878,417
International	57,062	251,730	151,525	618,383
Total revenues	$356,821	$906,715	$961,175	$2,496,800

Segment operating income before depreciation and amortization:
United States	$106,607	$223,260	$275,576	$612,879
International	10,389	36,444	24,211	91,808
Total segment operating income before depreciation and amortization	116,996	259,704	299,787	704,687
Depreciation and amortization	(33,013)	(81,488)	(96,589)	(225,108)
Stock compensation expense	(485)	(6,111)	(1,951)	(25,823)
Income from operations	$83,498	$172,105	$201,247	$453,756

Capital expenditures, net:
United States	$33,174	$47,757	$65,544	$126,039
International	5,271	17,987	14,174	34,093
Total consolidated capital expenditures, net	$38,445	$65,744	$79,718	$160,132

	December 31, 2003	September 30, 2004
Property and equipment, net:
United States	$414,632	$431,018
International	34,880	53,685
Total consolidated property and equipment, net	$449,512	$484,703

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues during the three and nine months ended September 30, 2003 and 2004.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Marketing services	$245,072	$765,112	$654,235	$2,091,214
Fees	79,358	104,201	213,013	296,522
Listings	32,391	37,402	93,927	109,064
Total revenues	$356,821	$906,715	$961,175	$2,496,800

For the three and nine month periods ended September 30, 2003, revenues from the Company’s agreement with Overture (prior to being acquired by the Company) were included in marketing services and amounted to approximately 20 percent of total revenues in both periods.

Note 12—Commitments and Contingencies

Operating Leases. The Company has entered into various non-cancelable operating lease agreements for its offices throughout the United States, and for its international subsidiaries with original lease periods up to 23 years and expiring between 2004 and 2027. In addition, the Company has entered into various sublease arrangements associated with its excess facilities. Such subleases have terms extending through 2006.

Net lease commitments as of September 30, 2004 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Three months ending December 31, 2004	$11	$(1)	$10
Years ending December 31,
2005	38	(5)	33
2006	27	(3)	24
2007	22	—	22
2008	17	—	17
2009	14	—	14
Thereafter	138	—	138
Total lease commitments	$267	$(9)	$258

Other Commitments. In the ordinary course of business the Company enters into various arrangements with vendors and other business partners, principally for marketing, technology, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond September 30, 2005 that are not included in the contractual obligations table below.

In connection with the Company’s commercial agreements, the Company provides indemnifications of varying scope and terms to customers, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains directors and officers insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, the Company has not incurred material costs as a result of obligations under these agreements and the Company has not accrued any liabilities related to such indemnification obligations in its financial statements.

Contractual Obligations. Contractual obligations at September 30, 2004 are as follows (in millions):

	Payments due by period
	Total	Due in 2004	Due in 2005-2006	Due in 2007-2008	Due in 2009 or after
Long-term debt (1)	$750	$—	$—	$750	$—
Operating lease obligations, net of sublease income	258	10	57	39	152
Affiliate commitments (2)	388	38	346	4	—
Noncancelable purchase obligations	67	15	51	1	—
Total contractual obligations	$1,463	$63	$454	$794	$152

(1)          The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Upon conversion, the Company has the right to deliver cash in lieu of common stock. See Note 8 – “Long-Term Debt” for further information related to the long-term debt.

(2)          Represents fixed payments that the Company is obligated to make under contracts to provide search services to its third party affiliates, which represent traffic acquisition costs.

At September 30, 2003 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

On January 2, 2004, the Company completed the acquisition of 3721. In January 2004, approximately $51 million in cash consideration was paid. Under the terms of the acquisition, the Company also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.           The contingent payment is not included in the contractual obligations table above. See Note 6 – “Acquisitions” for additional information related to this acquisition.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York. The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH. In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.. Yahoo!’s acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit. In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.. In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.. Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding. On March 16, 2004, plaintiffs filed motions for partial summary judgment on the issues of willfulness and whether the consumer-

influenced portion of Launch’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004 and a hearing on the motions was held on June 18, 2004. The Court has not yet ruled on the motions for summary judgment. The Company does not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation at this time. The range of possible resolutions of the LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH, which could have a material adverse impact on the Company’s financial position, results of operations or cash flows. An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.

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

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of its current and former officers and directors (the “Derivative Defendants”). Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004. The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct. The complaints seek unspecified monetary damages and other relief purportedly on behalf of Yahoo! from the Derivative Defendants. The Company understands the Derivative Defendants deny any impropriety and intend to defend the lawsuits vigorously. The Company does not believe that the ultimate costs to resolve these matters will have a material adverse effect on its financial condition, results of operations or cash flows. In addition, the Company believes there are procedural defects to permitting these complaints to proceed on Yahoo!’s behalf. In April 2004, Yahoo! filed a motion to dismiss the Delaware action for failure to plead demand futility. On August 2, 2004, the Delaware Court of Chancery granted the motion to dismiss.  On October 18, 2004, the plaintiffs appealed the granting of the motion to dismiss.

Note 13 – Litigation Settlement

In April 2002, the Company’s wholly owned subsidiary, Overture, filed a lawsuit against Google Inc. (“Google”) in the United States District Court for the Northern District of California. The lawsuit asserted that Google infringed Overture’s U.S. Patent No. 6,269,361 (“the 361 patent”). The 361 patent protects various features and innovations relating to bid-for-performance products and Overture’s pay-for-performance search technologies.

In addition, the Company had a second dispute with Google concerning the shares issuable to the Company pursuant to a warrant held by the Company to purchase Google shares that were received in connection with a June 2000 services agreement. Pursuant to a conversion provision in the warrant, in June 2003, Google issued 1.2 million shares to the Company. The Company believed it was entitled to a greater number of shares in accordance with the warrant agreement.

In August 2004, Google issued 2.7 million shares of Class A common stock in settlement of these two disputes. The Company agreed to dismiss the 361 patent lawsuit and has granted to Google a fully-paid license to the 361 patent as well as several related patent applications held by Overture. The Company allocated the 2.7 million shares between the two disputes, based on the relative fair values of the two disputes, including consideration of a valuation performed by a third party. A portion of the shares allocated to the patent dispute has been recorded as an adjustment to goodwill for the period that the patents were in effect prior to Overture’s acquisition by the Company. The portion of the shares received for the settlement of the patent dispute which has been allocated to future periods has been recorded in deferred revenue on the consolidated balance sheets and will be recognized as fees revenues over the remaining life of the patent, approximately 12 years. The shares allocated to the warrant dispute settlement did not have an income statement effect as the fair value of the warrant was recorded at the time the services were performed based on the fair value of the services rendered.

During the quarter ended September 30, 2004, the Company disposed of approximately 2.3 million shares of Google and recorded a gain of approximately $105 million, net of selling costs, which is included in other income, net on the consolidated statements of operations. The capital gain on this transaction, together with the increased fair value of marketable equity securities held by the Company, resulted in the recognition of a tax benefit related to previously reserved capital losses, which reduced the effective income tax rate for the quarter ended September 30, 2004 when compared to the quarter ended September 30, 2003.

The Company’s remaining holdings of approximately 5.9 million Google shares are now classified as available-for-sale securities and reported at fair value and included in short-term investments in marketable equity securities on the consolidated balance sheets. The unrealized gain, net of tax, of $450 million for the three months ended September 30, 2004 is recorded in other comprehensive income. The related tax effect has been credited to additional paid-in capital as it reduces the valuation allowance relating to net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options.

Note 14—Subsequent Event

Musicmatch, Inc. On October 18, 2004, the Company completed the acquisition of Musicmatch, Inc. (“Musicmatch”), a leading provider of personalized music software and services for an aggregate cash purchase price of approximately $160 million. The allocation of the purchase price to the assets acquired and liabilities assumed is still being determined.

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

We generate service revenues from our marketing services, fees and listings offerings. Revenues for the three and nine months ended September 30, 2003 and 2004 were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
Revenues	September 30, 2003	September 30, 2004	Growth ($)	Growth (%)	September 30, 2003	September 30, 2004	Growth ($)	Growth (%)

Marketing services	$245,072	$765,112	$520,040	212%	$654,235	$2,091,214	$1,436,979	220%
Fees	79,358	104,201	24,843	31%	213,013	296,522	83,509	39%
Listings	32,391	37,402	5,011	15%	93,927	109,064	15,137	16%
Total revenues	$356,821	$906,715	$549,894	154%	$961,175	$2,496,800	$1,535,625	160%

As more fully explained below, total revenues increased for the three and nine month periods ended September 30, 2004 as compared to the same periods in 2003 primarily due to revenue increases of $430 million and $1.2 billion, respectively, from the acquisitions completed in the past year, and growth of 34 percent and 39 percent, respectively, in Yahoo!’s organic offerings.

Cash flows for nine months ended September 30, 2003 and 2004 were as follows (in thousands):

	Nine Months Ended		Year -over- Year Change ($)
	September 30, 2003	September 30, 2004

Net cash provided by operating activities	$326,284	$753,101	$426,817
Net cash used in investing activities	$(896,142)	$(837,560)	$58,582
Net cash provided by financing activities	$936,152	$327,684	$(608,468)

The increase in net cash provided by operating activities for the nine months ended September 30, 2004 was primarily related to increased revenues described earlier. During the nine month period, we also generated $424 million in cash from the exercise of stock options by our employees and approximately $191 million from the sale of an equity investment. We used the cash we generated to continue to pursue our investment and acquisition strategies, and completed the acquisitions of Kelkoo, a leading European online comparison shopping service, for approximately $529 million, net of cash acquired, 3721, a Hong Kong-based software development company, for approximately $44 million, net of cash acquired and two smaller acquisitions in the quarter for total cash consideration of approximately $34 million, net of cash acquired. During the nine months ended September 30, 2004, we entered into two structured stock repurchase transactions which settle in cash or stock depending on the market price of our common stock on the date of maturity. In February 2004, we entered into a six month structured stock repurchase transaction in the amount of $50 million which matured in August 2004 resulting in a cash settlement of $54 million.  In August 2004, we entered into a $100 million transaction which will mature in four separate tranches through March 31, 2005.  On each of the maturity dates, if the market price of our common stock is at or above the pre-determined price agreed in connection with such transaction, which ranges from $25.29 to $26.74 for these four tranches, we will have our investment returned with a premium.  If the market price of our common stock is below the pre-determined price, we will receive shares of our common stock, up to an aggregate of 4.2 million shares. These transactions are recorded in stockholders’ equity on the consolidated balance sheets as of September 30, 2004. The shares underlying these transactions were considered outstanding at September 30, 2004 and have been included in the computation of both basic and diluted earnings per share for the three and nine months ended September 30, 2004.

Results of Operations

Revenues

Revenues by groups of similar service were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2003	(1)	September 30, 2004	(1)	September 30, 2003	(1)	September 30, 2004	(1)

Marketing services	$245,072	69%	$765,112	84%	$654,235	68%	$2,091,214	84%
Fees	79,358	22%	104,201	12%	213,013	22%	296,522	12%
Listings	32,391	9%	37,402	4%	93,927	10%	109,064	4%
Total revenues	$356,821	100%	$906,715	100%	$961,175	100%	$2,496,800	100%

(1)           Percent of revenues

Marketing Services Revenues. Marketing services revenue is primarily generated from rich media advertisements, sponsorship and text-link advertisements (including pay-for-performance search advertisements), paid inclusion, algorithmic search services and transactions. Marketing services revenue for the third quarter of 2004 increased by approximately $520 million, or 212 percent, as compared to the same period in 2003. This increase resulted from a 38 percent increase in organic marketing services revenues and incremental revenue of approximately $427 million associated with acquisitions completed in the past year. Marketing services revenue for the nine months ended September 30, 2004 increased by approximately $1.4 billion, or 220 percent, as compared to the same period in 2003. This increase resulted from a 44 percent increase in organic marketing services revenues, including approximately $10 million related to a gain from unredeemed third party loyalty program points that expired during the first quarter of 2004, and incremental revenue of approximately $1.1 billion associated with acquisitions completed during the past year.

The number of network page views delivered in the three and nine months ended September 30, 2004 increased by approximately 33 percent and 31 percent, respectively, as compared to the same periods in 2003. These increases resulted from a 29 percent increase in page views from organic operations, and the remainder from increases in page views associated with acquisitions completed in the past year.

Marketing services revenue yield per network page view increased approximately 135 percent and 143 percent for the three and nine month periods, respectively. The significant increases are primarily due to the acquisitions completed in the past year, including the impact of Overture, which provides advertising on affiliate Web sites, and whose Web traffic is not counted in our network page view figures. Excluding the effects of the acquisitions completed in the past year, revenue yield per network page view increased 7 percent and 11 percent in the three and nine months ended September 30, 2004, respectively, compared to the same periods in 2003.

Fees Revenues. Fees revenue is generated from a variety of consumer and business fee-based services. Fees revenue for the third quarter of 2004 increased approximately $25 million, or 31 percent as compared to the same period in 2003. Fees revenue for the nine months ended September 30, 2004 increased approximately $84 million, or 39 percent, as compared to the same period in 2003. The increases were driven by the growth in the number of our paying relationships for Yahoo!’s fee-based services, which comprised approximately 7.6 million users as of September 30, 2004, compared to approximately 4.2 million users as of September 30, 2003. Average revenue per paying user per month was unchanged at approximately $4 per user per month for the three month periods ended September 30, 2004 and September 30, 2003.

Listings Revenues. Listings revenue consists of revenues generated from a variety of consumer and business listings-based services. Listings revenue for the third quarter of 2004 increased approximately $5 million, or 15 percent compared to the same period in 2003. Listings revenue for the nine months ended September 30, 2004 increased approximately $15 million, or 16 percent, compared to the same period in 2003. The increases resulted from Hot Jobs’ revenue growth along with increases in many of our other classified categories including those from a company that we acquired in the past year.

For the fourth quarter of 2004, we expect total combined revenues for marketing services, fees, and listings to continue to increase in absolute dollars, compared to the same period in 2003.

Costs and Expenses:

Primary operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2003	(1)	September 30, 2004	(1)	September 30, 2003	(1)	September 30, 2004	(1)

Cost of revenues	$47,287	13%	$332,333	37%	$137,261	14%	$911,421	37%
Sales and marketing	128,748	36%	192,950	21%	364,333	38%	551,120	22%
Product development	47,683	13%	97,033	11%	129,180	13%	261,162	10%
General and administrative	39,609	11%	69,215	8%	102,183	11%	189,930	8%
Stock compensation expense	485	—%	6,111	1%	1,951	—%	25,823	1%
Amortization of intangibles	9,511	3%	36,968	4%	25,020	3%	103,588	4%

(1)           Percent of total revenues

Cost of Revenues. Cost of revenues consists of traffic acquisition costs and other expenses associated with the production and usage of the Yahoo! network. Traffic acquisition costs consist of payments made to our third party affiliates that have integrated our pay-for-performance search services into their Web sites. Other cost of revenues primarily consist of fees paid to third parties for content included on our online media properties, Internet connection charges, equipment depreciation, technology license fees and compensation related expenses.

Cost of revenues in the third quarter of 2004 increased by approximately $285 million as compared to the same period of 2003. The increase reflects approximately $270 million of incremental cost of revenues related to acquisitions completed during the past year, of which the majority related to traffic acquisition costs arising from the Overture acquisition. Cost of revenues in the nine months ended September 30, 2004 increased by approximately $774 million as compared to the same period of 2003. The increase reflects approximately $737 million of incremental cost of revenues related to acquisitions completed during the past year, of which the majority related to traffic acquisition costs.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses in the third quarter of 2004 increased approximately $64 million, or 50 percent, as compared to the same period in 2003, primarily as a result of incremental costs of approximately $47 million associated with acquisitions completed during the past year. Sales and marketing expenses for the nine months ended September 30, 2004 increased approximately $187 million, or 51 percent, as compared to the same period in 2003, primarily as a result of incremental costs of approximately $102 million associated with acquisitions completed during the past year. The remainder of the increases for both the three and nine month periods were primarily due to increases in total compensation expenses related to increased headcount as well as marketing spending.

Product Development. Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! network, classification and organization of listings within Yahoo! properties, research and development expenses, and other operating costs.

Product development expenses in the third quarter of 2004 increased approximately $49 million, or 103 percent, as compared to the same period of 2003. Product development expenses for the nine months ended September 30, 2004 increased approximately $132 million, or 102 percent, as compared to the same period of 2003. Approximately $33 million and $87 million of the increases in the three and nine months ended September 30, 2004, respectively, were due to incremental costs associated with the acquisitions completed during the past year. The remainder of the change was the result of increases in our total compensation expense related to an increase in the number of engineers that develop and enhance properties and services throughout the Yahoo! network.

General and Administrative. General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses in the third quarter of 2004 increased approximately $30 million, or 75 percent, as compared to the same period of 2003. General and administrative expenses for the nine months ended September 30, 2004 increased approximately $88 million, or 86 percent, as compared to the same period of 2003. Approximately $20 million and $60 million of the increases in the three and nine months ended September 30, 2004, respectively, were due to incremental costs associated with the acquisitions completed during the past year. The remainder of the increases was the result of increases in our total compensation related to increased headcount, and professional services expenses.

Stock Compensation. Stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued in connection with acquisitions we have completed and other equity-based awards. This expense is primarily being recorded using an accelerated amortization method.

Stock compensation expense for the third quarter of 2004 was approximately $6 million, an increase of approximately $6 million as compared to the same period of 2003. Stock compensation expense for the nine months ended September 30, 2004 was approximately $26 million, an increase of approximately $24 million as compared to the same period of 2003. Stock compensation expense increased in connection with the acquisitions completed during the past year.  Stock compensation expense is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Sales and marketing	$98	$1,731	$419	$7,712
Product development	343	2,371	1,217	9,642
General and administrative	44	2,009	315	8,469
Total stock compensation expense	$485	$6,111	$1,951	$25,823

Amortization of Intangibles. In the past, we have purchased, and expect to continue purchasing, assets or businesses which may result in the creation of amortizable intangible assets.

Amortization of intangibles expense was approximately $37 million for the third quarter of 2004, or 4 percent of total revenues, compared to approximately $10 million, or 3 percent of revenues, for the third quarter of 2003. Amortization of intangibles expense was approximately $104 million, or 4 percent of total revenues, for the nine months ended September 30, 2004, compared to approximately $25 million, or 3 percent of revenues, for the same period of 2003. The increase in amortization of intangibles is primarily the result of the additional amortizable intangibles acquired in conjunction with the acquisitions completed during the past year.

Overall, for the fourth quarter of 2004, we expect total operating costs and expenses to continue to increase in absolute dollars as compared to the same period in 2003, as the Company continues to grow. In addition, we expect to incur incremental costs related to acquisitions completed in 2003 and 2004.

Other Income, Net.

Other income, net was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004

Interest and investment income	$12,038	$14,962	$34,989	$40,978
Investment gains (losses), net	(6)	110,268	(1,636)	107,780
Other	(592)	(1,949)	951	2,080
Total other income, net	$11,440	$123,281	$34,304	$150,838

The increase in other income, net for the three and nine months ended September 30, 2004 as compared to the same periods of 2003, is primarily due to the sale of an investment and the related gain of approximately $105 million.

Other income, net in future periods may fluctuate as a result of changes in our average investment balances held, changes in market rates, the sale of investments, and investment impairments.

Earnings in Equity Interests. Earnings in equity interests primarily represent our share of the results of Yahoo! Japan one quarter in arrears. For the three months ended September 30, 2004 and 2003 our earnings in equity interests were approximately $26 million and $12 million, respectively and approximately $70 million and $32 million for the nine months ended September 30, 2004 and 2003, respectively. These increases in the three and nine months ended September 30, 2004, compared to the same periods of 2003 are a result of the increased net income achieved by Yahoo! Japan.

Minority Interests in Operations of Consolidated Subsidiaries. Minority interests in operations of consolidated subsidiaries represent the minority investors’ percentage share of income or losses from subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries’ results in our financial statements.

Minority interests in income from operations of consolidated subsidiaries was approximately $1 million and $2 million for the three months ended September 30, 2004 and 2003, and approximately $3 million and $5 million for the nine months ended September 30, 2004 and 2003 respectively. In both comparison periods, the change was primarily due to reduced net income in our subsidiaries as a result of increased marketing spending.

Income Taxes.  The provision for income taxes for the three and nine months ended September 30, 2004 differs from the amount computed by applying the statutory federal rate principally due to utilization of capital loss carryovers, state taxes, foreign losses for which no tax benefit is provided, and nontaxable equity earnings from certain investments. For the three and nine months ended September 30, 2003, the provision for income taxes differed from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit is provided and nontaxable equity earnings from certain investments. The effective tax rate for the three months ended September 30, 2004 was 21 percent, compared to 38 percent for the three months ended September 30, 2003. The effective tax rate for the nine months ended September 30, 2004 was 30 percent, compared to 38 percent for the nine months ended September 30, 2003. The principal reason for the reduced rates for both the three and nine months ended September 30, 2004 is the recognition of the tax benefit of previously reserved capital losses realized in the quarter due to the recognition of a capital gain on the sale of an investment and increased fair market values of certain marketable equity securities.

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

Summarized information by segment is as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	(1)	2004	(1)	2003	(1)	2004	(1)

Revenues by segment:
United States	$299,759	84%	$654,985	72%	$809,650	84%	$1,878,417	75%
International	57,062	16%	251,730	28%	151,525	16%	618,383	25%
Total revenues	$356,821	100%	$906,715	100%	$961,175	100%	$2,496,800	100%

(1)           Percent of total revenues.

Segment operating income before depreciation and amortization:

United States	$106,607	$223,260	$275,576	$612,879
International	10,389	36,444	24,211	91,808
Total segment operating income before depreciation and amortization	116,996	259,704	299,787	704,687
Depreciation and amortization	(33,013)	(81,488)	(96,589)	(225,108)
Stock compensation expense	(485)	(6,111)	(1,951)	(25,823)
Income from operations	$83,498	$172,105	$201,247	$453,756

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues during the three months and nine months ended September 30, 2004 and 2003.

United States. United States revenues in the third quarter of 2004 increased approximately $355 million, or 118 percent compared to the same period in 2003. United States revenues for the nine months ended September 30, 2004 increased approximately $1.1 billion or 132 percent compared to the same period in 2003. Approximately $258 million and $759 million of the increases, respectively, for the three months and nine months ended September 30, 2004 were due to incremental revenue associated with acquisitions completed during the past year. The remainder of the increase was due to a strong increase in organic revenues. United States segment operating income before depreciation and amortization in the third quarter of 2004 increased approximately $117 million, or 109 percent, compared to the same period of 2003. United States segment operating income before depreciation and amortization for the nine months ended September 30, 2004 increased approximately $337 million, or 122 percent, compared to the same period of 2003. The increases for both the three and nine month periods ended September 30, 2004 were primarily due to the increases in United States revenues, as well as continued efforts to control discretionary spending during the periods.

International.  International revenues in the third quarter of 2004 increased approximately $195 million, or 341 percent, compared to the same period in 2003.  International revenues for the nine months ended September 30, 2004 increased approximately $467 million, or 308 percent, compared to the same period in 2003.  Approximately $172 million and $397 million of the increases, respectively, for the three and nine months ended September 30, 2004 were due to incremental revenue associated with acquisitions completed during the past year.  The remainder of the increase was primarily due to overall strength in the European and Asian markets, which resulted in an increase in organic revenues.   International segment operating income before depreciation and amortization for the three and nine months ended September 30, 2004 increased approximately $26 million and $68 million, respectively, compared to the same periods in 2003.  These increases were primarily a result of the increase in International revenues and continued efforts to control discretionary spending during the periods.

Acquisitions completed in 2004

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

The total estimated purchase price of approximately $54 million consisted of approximately $51 million in cash consideration, approximately $2 million related to stock options exchanged, and direct transaction costs of approximately $1 million.  The total cash consideration of $51 million less cash acquired of approximately $7 million resulted in a net cash outlay of approximately $44 million. The value of the stock options was determined using the Black-Scholes option valuation model.  Under the terms of the acquisition, we have also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met.

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

Kelkoo.  On April 5, 2004, we completed the acquisition of a majority interest in Kelkoo, a leading European online comparison shopping service.  In July 2004, we completed the acquisition of additional interests in Kelkoo, increasing our total ownership interest in Kelkoo to 100 percent.  The acquisition expands our global commerce presence and together with our current services is expected to increase our competitive position in Europe.  These factors contributed to a purchase price in excess of the fair value of Kelkoo’s net tangible and intangible assets acquired, and as a result, we have recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $577 million consisted of approximately $568 million in cash consideration, $6 million in incurred liabilities and direct transaction costs of approximately $3 million. The total cash consideration of $568 million less cash acquired of approximately $39 million resulted in a net cash outlay of approximately $529 million.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$38,817
Other tangible assets acquired	24,277
Amortizable intangible assets
Trade name, trademark and domain name	61,300
Customer, affiliate, and advertiser related relationships	36,100
Developed technology and patents	9,100
Goodwill	459,149
Total assets acquired	628,743

Liabilities assumed	(51,956)
Total	$576,787

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

Other Acquisitions.  During the quarter ended September 30, 2004 we acquired two other companies which were accounted for as business combinations.  The total estimated purchase price for these two acquisitions was approximately $38 million and consisted of approximately $36 million in cash consideration and approximately $2 million related to stock options exchanged and direct transaction costs. The total cash consideration of $36 million less cash acquired of approximately $2 million resulted in a net cash outlay of approximately $34 million. Of the purchase price, approximately $31 million was allocated to goodwill, $11 million to amortizable intangible assets and $4 million to net assumed liabilities. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

Related Party Transactions

SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”), was approximately a four percent stockholder of the Company at September 30, 2004. We have joint ventures with SOFTBANK in France, Germany, Japan, South Korea and the United Kingdom to establish and manage versions of the Yahoo! Internet Guide for those countries.  A Managing Partner of a SOFTBANK affiliate is also a member of our Board of Directors.  In March 2004, SOFTBANK and the Company entered into an agreement that provided that, so long as SOFTBANK directly or indirectly owns or controls any shares of the Company’s common stock, SOFTBANK shall, at the Company’s direction, either vote or cause to be voted such shares of common stock in accordance with any written voting recommendation of the Company’s Board of Directors or grant a proxy to the Company entitling the Company to vote or cause to be voted such shares in proportion to the votes cast by the other stockholders of the Company.  Revenues from SOFTBANK accounted for less than one percent of total revenues for the three and nine months ended September 30, 2004 and 2003.   We believe contracted prices in the relevant transactions are comparable to those with our other similarly situated customers.

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

We have a 34 percent share in Yahoo! Japan, our joint venture with SOFTBANK in Japan.  We record our share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests.  The earnings in equity interests related to Yahoo! Japan amounted to $26 million and $70 million for the three and nine months ended September 30, 2004, respectively, compared to $13 million and $33 million for the three and nine months ended September 30, 2003, respectively.  We also have commercial arrangements with Yahoo! Japan, consisting of services, including search services and pay-for-performance search services and the related traffic acquisition costs, and license fees for which the net cost was approximately $22 million and $42 million in the three and nine months ended September 30, 2004, respectively, compared to net revenues of approximately $4 million and $11 million for the three and nine months ended September 30, 2003, respectively.

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

Accounting for investments in private and publicly-traded securities.  We hold equity interests in companies, some of which are publicly traded and have highly volatile share prices. We record an investment impairment charge when we believe an investment has experienced a decline in value that is judged to be other than temporary.  We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performance and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future. We did not record any impairment on the carrying value of privately held equity securities during the three months ended September 30, 2004. During the nine months ended September 30, 2004, we recorded $6 million of impairments on the carrying value of privately held equity securities. We recorded approximately $2 million and $8 million of impairments on the carrying value of privately held equity securities during the three and nine months ended September 30, 2003, respectively.

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

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in our consolidated statement of operations. The effective date of the proposed standard is for periods beginning after June 15, 2005.  It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan.

In April 2004, the Emerging Issues Task Force (“EITF”)  issued Statement No. 03-06 “Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”).  EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock.  The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security.  EITF 03-06 became effective during the quarter ended June 30, 2004, the adoption of which did not have an impact on our calculation of earnings per share.

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

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. We are currently evaluating the impact of this proposed statement on our financial position and results of operations.

Liquidity and Capital Resources

Summarized cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30, 2003	September 30, 2004

Cash provided by operating activities	$326,284	$753,101
Cash used in investing activities	$(896,142)	$(837,560)
Cash provided by financing activities	$936,152	$327,684

We invest excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than two years, with the intent to make such funds readily available for operating purposes, including expansion of operations, potential acquisition, repurchases of stock or other transactions.  We had cash, cash equivalents and investments in marketable debt securities totaling approximately $3.1 billion at September 30, 2004 compared to $2.6 billion at December 31, 2003.   As at September 30, 2004 we also held investments in marketable equity securities totaling $762 million.

Cash provided by operating activities of approximately $753 million for the nine months ended September 30, 2004 consisted primarily of net income of approximately $467 million adjusted for non-cash items of approximately $270 million and approximately $16 million provided by working capital.  The increase in cash provided by operating activities was due to higher net income levels, adjusted for non-cash items, including depreciation and amortization of approximately $225 million, tax benefits from stock options of approximately $177 million and a gain on the sale of an investment of approximately $105 million. Cash provided by operating activities for the nine months ended September 30, 2003 of approximately $326 million consisted primarily of net income of approximately $163 million adjusted for non-cash items of approximately $167 million and approximately $3 million used by working capital.

Cash used in investing activities in the nine months ended September 30, 2004 of approximately $838 million was primarily attributable to cash paid (net of cash acquired) for acquisitions of approximately $608 million, capital expenditures totaling approximately $160 million, and purchases of investments in marketable debt securities and other investments (net of proceeds from sales and maturities of marketable debt and equity securities) of approximately $70 million.  Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to range from $215 million to $235 million for the full year of 2004 as we invest in an expansion of our network capabilities.  Cash used in investing activities in the nine months ended September 30, 2003 of approximately $896 million was primarily attributable to cash paid (net of cash acquired) for acquisitions of approximately $228 million, capital expenditures of approximately $80 million, and purchases of investments in marketable debt securities and other investments (net of proceeds from sales and maturities) of approximately $588 million.

Cash provided by financing activities in the nine months ended September 30, 2004 of approximately $328 million was primarily attributable to proceeds from issuance of common stock of approximately $424 million as a result of the exercise of employee stock options, partially offset by net cash used in a structured stock repurchase transactions in the amount of $96 million.  The structured stock repurchase transactions will be settled in cash or stock depending on the market price of our common stock on the maturity dates which occur through March 31, 2005.  On each of the maturity dates, if the market price of Yahoo! common stock is at or above the pre-determined price agreed in connection with such transaction, which ranges from $25.29 to $26.74 for these four tranches, we will have our investment returned with a premium.  If the market price of our common stock is below the pre-determined price, we will receive shares of our common stock, up to an aggregate of 4.2 million shares.  Cash provided by financing activities in the nine months ended September 30, 2003 of approximately $936 million was primarily due to proceeds from issuance of debt of approximately $733 million and proceeds from issuance of common stock pursuant to stock option exercise of approximately $203 million.

Commitments and Contractual Obligations

Operating Leases.  We have entered into various non-cancelable operating lease agreements for our offices throughout the United States, and for our international subsidiaries with original lease periods up to 23 years and expiring between 2004 and 2027.  In addition, we have entered into various sublease arrangements associated with our excess facilities.  Such subleases have terms extending through 2006.

Net lease commitments as of September 30, 2004 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Three months ending December 31, 2004	$11	$(1)	$10
Years ending December 31,
2005	38	(5)	33
2006	27	(3)	24
2007	22	—	22
2008	17	—	17
2009	14	—	14
Thereafter	138	—	138
Total lease commitments	$267	$(9)	$258

Other Commitments.  In the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements. There are no material commitments for these arrangements extending beyond September 30, 2005 that are not included in the contractual obligations table below.

In connection with our commercial agreements, we provide indemnifications of varying scope and terms to customers, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties.  In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements.

We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.  Additionally, we will continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash. Management believes existing cash and investments will be sufficient to meet operating requirements for at least the next twelve months; however, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position beyond September 30, 2005. The sale of additional securities could result in dilution to our stockholders.

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

The remaining $2 million commitment to invest in Softbank Capital is not included in the contractual obligations table below.

Contractual Obligations.  Contractual obligations at September 30, 2004 are as follows (in millions):

	Payments due by period
	Total	Due in 2004	Due in 2005-2006	Due in 2007-2008	Due in 2009 or after
Long-term debt (1)	$750	$—	$—	$750	$—
Operating lease obligations, net of sublease income	258	10	57	39	152
Affiliate commitments (2)	388	38	346	4	—
Noncancelable purchase obligations	67	15	51	1	—
Total contractual obligations	$1,463	$63	$454	$794	$152

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

At September 30, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RISK FACTORS

We face significant competition from companies such as Time Warner’s AOL, Google and Microsoft.

We face significant competition from companies that have combined a variety of services under one brand name in a manner similar to Yahoo!, including Time Warner’s America Online business (“AOL” or “America Online”), Google Inc. (“Google”), and Microsoft Corporation (“Microsoft” or “MSN”).  The combination of America Online and Time Warner provides America Online with content from Time Warner’s movie and television, music, books and periodicals, news, sports and other media holdings; access to a network of cable and other broadband delivery technologies; and considerable resources for future growth and expansion. The America Online/Time Warner combination also provides America Online with access to a broad potential customer base consisting of Time Warner’s current customers and subscribers of its various media properties.  Many of these competitors are developing new technologies, allocating extensive resources to product development and marketing and expanding their offerings which may be competitive with our offerings.  For example, Google has launched a consumer email service and shopping services that may be competitive with services that we offer and Microsoft is testing its own search services.  In certain of these cases, most notably AOL and MSN, our competition has a direct billing relationship with a greater number of their users through access and other services than we have with our users through certain of our premium services. This relationship permits our competitors to have several potential advantages including the potential to be more effective than us in targeting services and advertisements to the specific taste of their users.

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

Our acquisitions of Inktomi and Overture expose our business to greater competition in the area of Web search services.

As a result of our acquisitions of Inktomi and Overture in 2003, we compete directly with other providers of Web search and related search services, including paid inclusion services, such as AskJeeves, Inc., Google, and LookSmart, Ltd.  Some of these competitors may have longer operating histories focusing on providing Web search services, larger customer or user bases and greater brand recognition for their Web search businesses.  In addition to the general acquisition risks highlighted in these risk factors, we are subject to the risk that other companies with greater operational, strategic, financial, personnel or other resources may choose to enter the Web search or paid inclusion spaces by acquisition or internal development, and may create greater competition for advertisers, customers and users.

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

As part of our business strategy, we have made strategic acquisitions, including Overture in October 2003, 3721 in January 2004, Kelkoo in April 2004, and Musicmatch in October 2004.  We expect to enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  Our acquisitions to date were accompanied by a number of risks, including:

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

In addition to patent claims, third parties have asserted and most likely will continue to assert claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights.  Currently, our subsidiary LAUNCH is engaged in a lawsuit regarding copyright issues that commenced prior to our acquisition of LAUNCH.  In addition, Overture is in litigation with several companies, each of which has claimed that allowing advertisers to bid on certain search terms constitutes trademark infringement.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.  At September 30, 2004, our goodwill and amortizable intangible assets were $2.8 billion.  In the first quarter of 2002, we recorded a transitional impairment charge of $64 million as a cumulative effect of an accounting change, upon the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

The majority of our revenues are derived from marketing services. Demand from our current and potential clients for online advertising is difficult to forecast accurately.

For the quarter ended September 30, 2004, approximately 84 percent of our total revenues came from marketing services.  Our ability to continue to achieve substantial advertising revenue depends upon:

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

Overture depends in certain markets on a limited number of sources to direct a significant percentage of users and businesses to its service to conduct searches.

A significant percentage of users and businesses that conduct searches on Overture’s service, come from a limited number of sources in certain markets.  In addition to the Yahoo! properties, sources for users conducting searches are members of Overture’s affiliate network, including portals, browsers, and other affiliates.  Overture’s agreements with affiliates vary in duration, and depending on the agreement, provide varying levels of discretion to the affiliate in the implementation of the Overture service, including the degree to which affiliates can modify the presentation of the Overture search results on their websites or integrate the Overture services with their own services, and may be terminable upon the occurrence of certain events, including failure to meet certain service levels, material breaches of agreement terms, changes in control (including the change of control of Overture which occurred with Yahoo!’s acquisition of Overture) or in some instances, at will.  Overture may not be successful in renewing any of its affiliate agreements, or if they are renewed, they may not be on as favorable terms.  The loss of any of its affiliates providing significant users or businesses or an adverse change in implementation of the Overture service by any of these affiliates could harm our ability to generate revenue and our operating results

Decreases or delays in advertising spending due to general economic downturns could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. In the past, the overall market for advertising, including Internet advertising, was generally characterized by softness of demand and the reduction of marketing and advertising budgets or the delay in spending of budgeted resources. As a result, advertising spending decreased. Since Yahoo! derives a large part of its revenues from advertising fees, any decreases in or delays of advertising spending could reduce our revenues or negatively impact our ability to grow our revenues.  Even if economic conditions improve, marketing budgets and advertising spending may not increase from current levels.

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

Internet access services, including those we provide through alliances with access providers, are susceptible to natural or man-made disasters such as earthquakes, floods, fires, power loss, terrorist attacks, or sabotage, as well as interruptions from technology malfunctions, computer viruses or hacker attacks. Other potential service interruptions may result from unanticipated demands on network infrastructure, increased traffic or problems in customer service to our access customers. Our ability to control technical and customer service issues is further limited by our dependence on the access provider for connectivity, customer service, joint marketing and technical integration of aspects of our access service. Significant disruptions in our access service could harm our goodwill, the Yahoo! brand and ultimately could significantly and negatively impact the amount of revenue we may earn from our service.

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

We may not be successful in expanding the number of users of our online shopping services.

The success of our online shopping service depends on our ability to generate traffic to Yahoo! Shopping and related services and, the rate at which users click through to search results. The revenue that we derive from Yahoo! Shopping and related services is typically in the form of related services and lead-based fees, wherein retailers pay a fee based on the number of times a user clicks on a link to their site and related services, transaction fees, and advertising fees.  Users who had a favorable buying experience with a particular retailer may contact that retailer directly for future purchases rather than through our services. Competing providers of online shopping, including retailers, with whom we have relationships, may provide a more convenient and comprehensive online shopping experience due to their singular focus on shopping.  If our users bypass Yahoo! Shopping and related services, and contact competing providers directly, our revenue could decline.

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

We believe that maintaining and expanding the Yahoo! brand (and our other brands, including HotJobs, Inktomi, LAUNCH, Kelkoo, Musicmatch and Overture) is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brands. We will spend increasing amounts of money on, and devote greater resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brands. We may not be able to successfully maintain or enhance consumer awareness of the Yahoo! brands and, even if we are successful in our branding efforts, such efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the Yahoo! brands in a cost effective manner, our business, operating results and financial condition would be harmed.

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

We are continuing to grow and diversify our business both in the U.S. and internationally. As a result, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. Our business relies on our data systems, billing systems for our fee based and other services, and other operational and financial reporting and control systems.  All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business and to acquisitions of new businesses with different systems.  To effectively manage this growth, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex.  If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

Additionally, we have experienced recent growth in personnel numbers and expect to continue to hire additional personnel in selected areas. This growth requires significant time and resource commitments from our senior management.  Further, as a result of recent acquisitions and international expansion, more than one-half of our employees are based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the third quarter of 2004, the closing sale prices of our common stock on the Nasdaq ranged from $25.70 to $34.30 per share and the closing sale price on October 27, 2004 was $36.18 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new products and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance and stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, break-ins, terrorist attacks and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area susceptible to earthquakes.  We do not have multiple site capacity for all of our services in the event of any such occurrence.  In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed and intend to continue distributing our servers among additional data centers located around the world.  Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems.

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

•      revenues;

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2004 we had investments in debt securities with maturities between three months and one year of approximately $1.2 billion.  Such investments had a weighted-average yield of approximately 2.13 percent. Investments in debt securities with maturities between one and five years of approximately $907 million had a weighted-average yield of approximately 2.76 percent.  A hypothetical 100 basis point increase in interest rates would result in an approximate $24 million decrease (approximately one percent) in the fair value of our available-for-sale debt securities at September 30, 2004.

The fair market value of the zero coupon senior convertible notes (the “Notes”) is subject to interest rate risk.  Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest changes affect the fair market value but do not impact our financial position, cash flows or results of operations.  As of September 30, 2004, the fair value of the Notes was approximately $1.3 billion based on quoted market prices.

Foreign Currency Risk.  International revenues from our foreign subsidiaries accounted for approximately 28 percent and 25 percent of total revenues during the three and nine months ended September 30, 2004.  International sales are made mostly from our foreign sales subsidiaries in their respective countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, all foreign subsidiaries use the local currency as their functional currency.

Our international business is subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States are charged to our foreign sales subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary.  As exchange rates vary, our international financial results may vary from expectations and adversely impact overall expected profitability.  The effect of foreign exchange rate fluctuations for the three and nine months ended September 30, 2004 was not material.

Investment Risk.   We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent and we do not have the ability to exercise significant influence over operations. Since our initial investment, certain of these investments in privately held companies have become marketable equity securities upon the investees completing initial public offerings.  Such investments are subject to significant fluctuations in fair market value due to the volatility of the stock market and are recorded as long-term investments. For these investments in privately-held companies, our policy is to monitor these investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and record reductions in carrying value when necessary.  An impairment in the carrying value of our privately held investments of five percent would result in a decrease in the carrying value of our privately held investments and a charge to operations of less than $1 million.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents, short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of September 30, 2004, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies, certain of which may be classified as derivatives, for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of September 30, 2004, we had available-for-sale equity investments with a fair value of approximately $765 million of which $762 million are classified as current assets and have been included on the consolidated balance sheets as short-term investments in marketable equity securities and $3 million have been classified as long term assets and have been included in long term other assets.  These equity investments have a total cost basis of approximately $16 million.  Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our operating results in future periods. Using a hypothetical reduction of 25 percent in the stock price of each of our equity securities, the fair value of our equity investments would decrease by approximately $191 million at September 30, 2004.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH in the United States District Court for the Southern District of New York.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc..  Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.   In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc..  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc..  Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding.  On March 16, 2004 plaintiffs filed motions for partial summary judgment on the issues of willfulness and whether the consumer-influenced portion of Launch’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004 and a hearing on the motions was held on June 18, 2004.  The Court has not yet ruled on the motions for summary judgment.  We do not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation at this time.  The range of possible resolutions of the LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH, which could have a material adverse impact on our financial position, results of operations or cash flows.  An estimate of the potential loss, if any, or range of loss that could arise from the LAUNCH litigation cannot be made at this time.

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

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against us (as nominal defendant) and certain of our current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct.  The complaints seek unspecified monetary damages and other relief purportedly on behalf of Yahoo! from the Derivative Defendants.  We understand the Derivative Defendants deny any impropriety and intend to defend the lawsuits vigorously.  We do not believe that the ultimate costs to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.  In addition, we believe there are procedural defects to permitting these complaints to proceed on Yahoo!’s behalf.  In April 2004, Yahoo! filed a motion to dismiss the Delaware action for failure to plead demand futility.  On August 2, 2004, the Delaware Court of Chancery granted the motion to dismiss. On October 18, 2004, the plaintiffs appealed the granting of the motion to dismiss.

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

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated October 29, 2004.

*              Filed herewith.

**           To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: October 29, 2004		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ PATRICIA CUTHBERT
Dated: October 29, 2004		Patricia Cuthbert Vice President and Corporate Controller (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the June 30, 2000 10-Q and incorporated herein by reference).
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
4.1	Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 and incorporated herein by reference).
4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3**	Form of Senior Note.
4.4**	Form of Subordinated Note.
4.5**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7**	Form of Warrant Agreement (together with form of Warrant Certificate).
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

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2004.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated October 29, 2004.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated October 29, 2004.

*              Filed herewith.

**           To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.