Form 10-K
period 2004-12-31
YAHOO INC
filed 2005-03-11
CIK 1011006

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No ☐

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $43,655,450,020. Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant's Common Stock outstanding as of March 4, 2005 was 1,387,175,086.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1)
Proxy Statement for the 2004 Annual Meeting of Stockholders – Part III Items 10, 11, 12, 13 and 14.

YAHOO! INC.
FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2004

Yahoo! and the Yahoo! logos are trademarks and/or registered trademarks of Yahoo! Inc. Other registered trademarks include: HotJobs, Inktomi, Kelkoo, Musicmatch, Overture, and Yahooligans. All other names are trademarks and/or registered trademarks of their respective owners.

Item 1. Business

OVERVIEW

Yahoo! Inc., together with its consolidated subsidiaries, ("Yahoo!", the "Company", "our", "we" or "us") is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. We seek to provide Internet services that are essential and relevant to users and businesses through the provision of online properties (the "Yahoo! Network") to Internet users and a range of tools and marketing solutions for businesses to market to that community of users. Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. We were incorporated in 1995 and are a Delaware corporation. We are headquartered in Sunnyvale, California, and have offices in North America, Europe, Asia, Latin America and Australia.

We seek to leverage the power of the Yahoo! Network to create the most innovative and highest quality Internet services for users, and to provide the most efficient and effective marketing services for businesses to reach these users. Our focus is to increase our user base and to achieve deeper engagement of our users on the Yahoo! Network thereby enhancing the value of that user base and increasing the spending by our advertisers.

We are also focused on extending our marketing platform and access to Internet users beyond the Yahoo! Network through our distribution network of third party entities (which we refer to as "affiliates") who have integrated our sponsored search offerings into their websites.

Many of our services are free to our users. We generate revenue by providing marketing services to businesses across the majority of our properties and by establishing paying relationships with our users for premium services. We classify these revenues as either Marketing Services or Fees. Our offerings to users and businesses currently fall into three categories – Search and Marketplace; Information and Content; and Communications and Consumer Services. The majority of our offerings are available globally.

MARKETING SERVICES FOR BUSINESSES

As part of our strategy to provide the most efficient and effective marketing services for businesses, we are committed to providing end-to-end internet marketing solutions for advertisers. There is ongoing growth in the advertising market and an increasing shift in advertisers' use of media towards the Internet and away from traditional media. We are committed to capitalizing on this shift and helping our advertisers create Internet marketing solutions that are cost effective, compelling and engaging to the user. We leverage our research of the marketplace and our understanding of our users and their interests to offer a suite of marketing services for our advertisers to meet the full range of their needs from brand building, to consumer awareness, direct marketing, lead generation and commerce services. Our offerings enable marketers to display their advertisements in different forms and in different locations on the Yahoo! Network and our affiliates' websites.

Advertisers can display textual, rich media and graphical advertisements across the Yahoo! Network on each page that is viewed by our users. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the network. We also help advertisers reach their desired audiences by placing contextually relevant advertisements on our pages. For these advertising services, we earn revenue as "impressions" are delivered where "impressions" are the number of times that an advertisement appears in pages viewed by users.

In addition, we offer a series of sponsored search offerings that enable advertisers to display text based links to their websites on the Yahoo! Network as well as on our affiliates' websites. These advertisements are displayed in response to different user actions – a keyword in a search query initiated by a user or when specific content is being viewed on the Yahoo! Network or the networks of our affiliates by a user. For example, if a user searches on the keyword "television" in the Yahoo! Search box or the search box on the website of one of our affiliates, links to websites for advertisers selling televisions will appear alongside the algorithmic search results. Alternatively, if the user is reading an article about interest rates, he or she may be presented with advertising links to websites for mortgage-related advertisers. For these advertising services, we earn revenue when "click-throughs" occur, where "click-throughs" are defined as the number of times a user clicks on an advertiser's listing.

We also provide services that allow businesses to list information on properties on the Yahoo! Network which can be accessed by our users. For example, a business can include job postings on our HotJobs site or include information about their business in our Yahoo! Local Enhanced Listing Service. We earn revenues as these listing services are provided.

OFFERINGS TO USERS

Our offerings to users on our Yahoo! Network currently fall into three categories: Search and Marketplace; Information and Content; and Communications and Consumer Services.

Search and Marketplace

Our Search and Marketplace offerings are often the starting point for users searching for information, seeking to purchase products and services on the Internet and seeking to access free services on the Internet. Our offerings include the following:

  •
  Search – Yahoo! Search

  •
  Local – Yahoo! Local; Yahoo! Yellow Pages; Yahoo! Maps; and Yahoo! Real Estate

  •
  Shopping – Yahoo! Shopping; and Yahoo! Auctions

  •
  Travel – Yahoo! Travel

  •
  Autos – Yahoo! Autos

  •
  Jobs – Yahoo! HotJobs

  •
  Small Business – Yahoo! Merchant Solutions; Yahoo! Web Hosting; Yahoo! Business Mail; and Yahoo! Domains

Search

Yahoo! Search is our own proprietary algorithmic search technology, which was launched during 2004. Yahoo! Search provides users with a comprehensive and highly relevant personalized online search experience and free Internet search results prioritized based on relevance to the user's search query. We also continue to build upon this proprietary search technology to introduce a series of products that help users complete search tasks and that serve as a gateway to our properties and services within the Yahoo! Network. For example, if the user enters the phrase "hybrid car" into the Yahoo! Search box, the Yahoo! search technology will search the Web and return links to the most relevant sites regarding "hybrid car" on the Web. To further refine the search, a user may select a search view link to focus the web results on images, news, products or other options relevant to the search topic. For example, by selecting the "images" link and entering the search term "hybrid car", pictures of hybrid cars on the Web will be returned.

Local

Our Local offerings include four individual properties whose primary services are available free to users: Yahoo! Local, Yahoo! Yellow Pages, Yahoo! Maps and Yahoo! Real Estate.

Yahoo! Local is a stand-alone offering, leveraging content and technology from other properties such as Yahoo! Yellow Pages and Yahoo! Maps to help users find information on a local level. Yahoo! Local offers businesses a free service called Yahoo! Local Basic Listing allowing them to post detailed company information, such as their business hours, contact information, product/services offered and website address for Yahoo! Local users to see. Businesses can submit additional content such as photos, logo and/or marketing information for a monthly fee through the Yahoo! Local Enhanced Listing service.

Yahoo! Yellow Pages enables users to quickly connect to local and national merchants in the United States. Businesses can also choose to pay to have their listings placed in the Sponsored Business section which appears above the regular non-paid yellow page listings.

Yahoo! Maps provides interactive maps with zooming, real time traffic conditions and incident reports, together with integrated driving directions.

Yahoo! Real Estate provides information for home buyers and sellers. Yahoo! Real Estate enables users to search for listed properties based on geography, price and features. In addition, information regarding moving-related content and services; information about finding a real estate agent, neighborhoods, financing and insurance, home improvement ideas; and assistance in locating rentals and roommates is available. Users can also pay to list a property in certain markets.

Shopping

Yahoo! Shopping provides comprehensive search functionality and comparison-shopping tools for users to find, research, compare and buy products online. This property also provides a full suite of merchant ratings and product review tools. Our shopping offerings also include the services of Kelkoo, S.A. ("Kelkoo"), an online comparison shopping service we acquired in April 2004, which has operations in 10 European countries. We generate revenue from merchants when users click through to their websites or through a revenue share of the final selling value when users purchase products.

Yahoo! Auctions is incorporated into the Yahoo! Shopping platform and is a marketplace for buyers and sellers to trade goods in an auction-style setting. Yahoo! Auctions connects buyers and sellers and is available free of charge to buyers. We generate revenue from sellers through listings and a revenue share of the final selling value when users sell products.

Travel

Yahoo! Travel provides research and booking functionality for users to find, compare and conveniently purchase travel products such as airline tickets, hotel rooms, car rentals, vacation packages and cruises. We generate revenue from our travel partner through a revenue share of the booking value when users make travel arrangements on Yahoo! Travel. Separately, Yahoo! offers a travel search service called Yahoo! FareChase beta. Yahoo! FareChase beta is an extension of our search offerings that allows users to search for travel information from multiple travel service provider sites simultaneously and obtain results from all providers on one page for purposes of comparison shopping. This service is available free of charge for users and distribution is free to suppliers of travel products and online travel agents.

Autos

Yahoo! Autos enables users to research, price and compare cars online. Information and services available free of charge to our users include vehicle pricing information, specification and option information, expert reviews, user reviews and ratings, car comparisons, financing calculators, and dealer referrals. Services available for a fee to users include used car listings and premium research content. We generate revenue through listings and transaction fees from automotive manufacturers and other automotive advertisers. Transaction fees are earned on a per lead basis for transactions completed between our users and automotive manufacturers, dealers and advertisers.

Jobs

Yahoo! HotJobs is a leader in the online recruiting industry, providing comprehensive solutions for employers, staffing firms and job seekers. HotJobs' tools and advice put job seekers in control of their career search and make it easier and more cost-effective for recruiters and employers to find qualified candidates compared to traditional methods. Yahoo! HotJobs enables job seekers to create an on-line resume and to search and apply for jobs, and provides access to newsletters, online forums and salary research, free of charge. We generate revenues from employers and staffing firms that pay to access our database of job seekers and use our tools to post, track and manage job openings.

Small Business

Yahoo! Small Business provides a comprehensive suite of fee-based services that enables businesses and individuals to develop an online presence through Yahoo! Domains, Yahoo! Business Mail and Yahoo! Web Hosting, to sell their products online through Yahoo! Merchant Solutions and to conduct on-line marketing campaigns through integrating offerings such as Yahoo! Shopping, sponsored search and Yahoo! Yellow Pages.

Information and Content

Our Information and Content offerings deliver information and entertainment to users. We offer basic content that is available without charge to our users, and also provide some of our content on a fee or subscription basis. Our information and content offerings include the following:

  •
  Information – Yahoo! Front Page (www.yahoo.com); My Yahoo!; Yahoo! Toolbar; Yahoo! News; Yahoo! Finance; and Yahoo! Health

  •
  Media and Entertainment – Yahoo! Sports; Yahoo! Music; Yahoo! Movies; Yahoo! TV; Yahoo! Games; and Yahooligans!

Information

The Yahoo! Front Page (www.yahoo.com) serves as a free navigation hub and entry point into the Yahoo! Network. Among many available features on the page are the ability to perform a Web search, read the latest news, link to Yahoo! sites in the Yahoo! Network, and view promotions from Yahoo!'s advertisers.

My Yahoo! is our free, personalized Web information service that allows registered members to create a personal profile which organizes and delivers information of personal interest to the user via a user-customized interface. The My Yahoo! platform allows us to deliver targeted advertising and transaction-based services on behalf of our advertisers and partners.

Yahoo! Toolbar is a free browser add-on that enables users to conveniently access our properties and services from anywhere on the Web. In 2004, the Yahoo! Toolbar introduced Pop-Up Blocker and Anti-Spy, two free services designed to enhance the user experience.

Yahoo! News aggregates news stories from news providers such as the Associated Press, Reuters, AFP, The Washington Post, USA TODAY, Chicago Tribune, National Public Radio, and U.S. News & World Report. Through Yahoo! News, users receive free up-to-the-minute news coverage with text, photos, audio and video, from multiple sources and points of view.

Yahoo! Finance provides a comprehensive set of financial resources that range from investment and company information to personal finance management tools. Yahoo! Finance offers free financial tools to help users manage their personal finances as well as data, news and information for making informed investment decisions. In addition, Yahoo! Finance offers fee-based services, including a real-time stock quotes package, company conference call transcripts, and analyst research reports.

Yahoo! Health is a comprehensive starting point for users to find healthcare information. Yahoo! Health provides free information and links to sites on healthy living, medical conditions and medications, as well as listings for various health information centers, clinical trial information and online community tools.

Media and Entertainment

Yahoo! Sports provides up-to-the-minute news, real-time statistics and scoring, broadcast programming, integrated shopping, and an on-line sports community. Yahoo! Sports has content and marketing relationships with professional sports organizations and media outlets including the National Basketball Association, Player's Inc., Sports Illustrated Interactive, USA Today and the Associated Press. Yahoo! Sports also offers free and fee-based fantasy games, real-time statistical trackers and live sports broadcasts.

Yahoo! Music is a comprehensive online music destination. Yahoo! Music provides music fans with access to a wide selection of streaming audio, music videos, artist interviews, music news, album reviews and artist biographies. Yahoo! Music also offers fee-based music services such as premium radio. In 2004, we extended our premium music services with the acquisition of Musicmatch, Inc. ("Musicmatch") a leading provider of personalized digital music technology. Musicmatch's offerings include Musicmatch Jukebox, music management software that enables users to manage, discover and play digital music; Musicmatch Music Store, an a-la-carte song download service; and Musicmatch On Demand, a streaming music subscription service that provides unlimited access to more than 800,000 songs.

Yahoo! Movies and Yahoo! TV offer entertainment services which include entertainment news, photo galleries, exclusive content; such as trailers, and extra or never-before-seen footage; and links to entertainment-related content across the Yahoo! Network. Yahoo! Movies features paid-for film promotions for major movie studios, including Disney, Sony, Warner Bros., Universal and Fox. Yahoo! TV partners with key television networks, producers and content creators to give users a deeper, more engaging experience with their favorite programs.

Yahoo! Games offers free, classic board, card, arcade and word games along with downloadable games, game strategy guides, shopping guides, gaming news and reviews on computer and console videogames. Yahoo! Games also offers a variety of fee-based premium game downloads and subscriptions.

Yahooligans! is a free entertainment and educational Web guide designed for children ages seven to twelve. Yahooligans! offerings include games, instant messaging, reference materials and movie information.

Communications and Consumer Services

Our Communications and Consumer Services offerings provide a wide range of communication and content services to users and small businesses. The offerings are distributed both on the Yahoo! Network and through our access alliances, including those with SBC Communications Inc. ("SBC"), BT Group plc ("BT"), Rogers Cable Inc. ("Rogers") and Verizon Communications Inc. ("Verizon"). These offerings incorporate a suite of integrated Yahoo! tools and services, including security features, communications tools, compelling content, and a customized Internet browser – all in an individualized environment. We offer some services free of charge to our users, and also provide some of our services on a fee or subscription basis. Our offerings include the following:

  •
  Premium Internet Packages – SBC Yahoo! DSL; BT Yahoo! Broadband; and Rogers Yahoo! HiSpeed

  •
  Communications – Yahoo! Mail; Yahoo! Messenger; Yahoo! Photos; and Yahoo! Communities

  •
  Personals – Yahoo! Personals; and Yahoo! Personals Premier

  •
  Mobile – Yahoo! Mobile Internet; Yahoo! Search for Mobile; and Yahoo! Messenger for Mobile.

Premium Internet Packages

Yahoo! has several strategic alliances with various providers of broadband DSL service in the United States and Internationally. We have a strategic alliance with SBC to offer a co-branded Internet service to DSL (broadband) customers in SBC's 13-state region and to dial-up subscribers nationwide. This service offers users integrated access and premium services on a subscription basis, and includes a suite of Yahoo! and SBC customized products and services. We announced an expansion of our alliance in October 2004, with the intention to extend the SBC Yahoo! service to home television and audio systems, wireless phones, wi-fi and home networking equipment. In the United Kingdom, we have a similar alliance with BT offering co-branded DSL and dial-up services. In early 2004, we announced an alliance with Rogers, and in July the companies launched Rogers Yahoo! HiSpeed, a service which provides broadband Internet access bundled with Yahoo! services across Rogers' broadband network in Canada. In early 2005, we announced an alliance to deliver a fully integrated co-branded broadband offering to subscribers of Verizon Online's DSL and new fiber-based services.

Communications

Yahoo! Mail is a free service that provides users with a full-featured email experience including industry-leading spam and virus protection, significant storage and attachment size capacity, advanced search capabilities, and robust address book functionality. In addition to our basic email service, for a fee we offer Yahoo! Mail Plus, a premium mail service providing a combination of these features plus a personalized spam filter, additional storage capacity, graphical ad blocker, and personalized stationery, among other features.

The Yahoo! Messenger instant messaging service ("IM") provides a free, interactive and personalized way for people to connect to their friends, family and colleagues instantaneously. Yahoo! Messenger has introduced unique features and deeper integration with Yahoo! services including Yahoo! Games, Yahoo! Music and Yahoo! Photos. Yahoo! Messenger also offers features that heighten self expression including Avatars – graphical and customizable character representations – and Audibles – expressive verbal animations.

Yahoo! Photos makes it easy for people to upload, store and share their photos for free. For example, Yahoo! users can now view their pictures with a friend instantly using a specially designed Yahoo! Photos IMVironment in Yahoo! Messenger. Users can also order high-quality prints and photo gifts as a premium service.

Yahoo! Communities helps users build and manage relationships and includes properties such as Yahoo! Groups, Chat, Member Directory, and Message Boards. Yahoo! Groups gives users a convenient way to connect with others who share the same interests and ideas, through a Website and email group.

Personals

Yahoo! Personals is a leading on-line dating service. It allows users, free of charge, to post a profile and search for others with whom to communicate within the Yahoo! Personals community. Users can also send short one-time messages to others to communicate their interest without charge. With a paid subscription, Yahoo! Personals' users can email and use Yahoo! Messenger to communicate with others in the Yahoo! Personals community. The standard Yahoo! Personals subscription service serves a large population of daters with newly enhanced search and communication features aimed at meeting the needs of today's online daters. Yahoo! Personals Premier is designed for singles seeking long-term relationships and offers deeper profiling and advanced searching tools.

Mobile

Yahoo! Mobile focuses on extending key Yahoo! services beyond the desktop to provide users with an integrated PC-to-mobile experience. Through relationships with leading wireless carriers and device manufacturers around the world, we offer new ways for users to connect their wireless devices to their Yahoo! content and community. Users can access Yahoo!'s Mobile Internet portal from their data-enabled phone, to gain access to a range of their Yahoo! services on the Yahoo! Network including Yahoo! Messenger, Yahoo! Mail and Yahoo! Alerts. In addition, users can choose to buy a range of premium Yahoo! services and other premium mobile content, including downloadable Yahoo! Mobile Photos, ring tones and games on their device. In 2004, we launched a number of new services including Yahoo! Search for Mobile (Local, Image Search and Web search). We generate revenue through a combination of premium subscriptions for

Yahoo! services, fees from carriers for services that drive data usage and revenue share arrangements on distribution of premium mobile content.

ACQUISITIONS

Consistent with our business strategy to provide users with high quality, innovative services and to provide the most efficient and effective marketing platform for businesses, and our financial strategy to create long-term value for our shareholders, we continue to acquire companies. We completed a number of acquisitions during 2004, including the acquisitions of 3721 Network Software Company Limited, ("3721") in January, Kelkoo in April, and Musicmatch in October. 3721 is a Hong Kong-based software development company focused on keyword search technology. Kelkoo is an online comparison shopping service for the European market. Musicmatch is a provider of personalized music software and services. Since inception, we have also acquired a number of other companies including those that provided technologies, content, databases, software, and/or tools to develop and expand upon our offerings on the Yahoo! Network.

GEOGRAPHIC AREAS

We manage and measure our business geographically; our principal geographies being the United States and International. We seek to build upon our global user base by developing Internet offerings focused on geographic regions, which include foreign countries as well as domestic metropolitan areas. We have launched numerous geographically and demographically-targeted Web offerings. Additional information required by this item is incorporated herein by reference to Note 15 – "Segments" of the Notes to the Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K.

We provide services in more than 15 languages in over 20 countries, regions and territories, including localized versions of Yahoo! in Argentina, Australia, Brazil, Canada, Greater China Region (Mainland China, Taiwan, Hong Kong), Northern Europe and Scandinavia (Denmark, Sweden, Norway), France, Germany, Greece, India, Italy, Japan, Mexico, New Zealand, Russia, Singapore, South Korea, Spain, United Kingdom & Ireland, and the United States. We also provide some of our most popular and point-of-entry services through Yahoo! Asia (our portal to Southeast Asia), Yahoo! Chinese (U.S. Chinese language site), Yahoo! en Español (U.S. Hispanic site), Yahoo! Canada en français (French Canadian) and Yahoo! en Català (part of Yahoo! Spain's Catalan language offerings). Outside of Yahoo's English-speaking markets, we have built independent, localized-language directories, Websites and other content, developed by native speakers of each language. We own a majority or 100 percent of these international operations (except in Japan), and have established offices worldwide to facilitate the local development of these businesses. We have pursued a consistent strategy of content aggregation with leading third parties and currently plan to continue to rollout certain selected services for our international markets.

We have joint ventures with SOFTBANK Corp. and its affiliates (collectively "SOFTBANK") including Yahoo! France, Yahoo! Germany, Yahoo! United Kingdom (collectively "Yahoo! Europe"), Yahoo! Japan and Yahoo! Korea. These joint ventures were formed to establish and manage local versions of our properties in the respective countries. With the exception of Yahoo! Japan, these joint ventures are operated and managed by us as a part of our global network. Yahoo! Japan is a publicly traded company in Japan that is majority owned by SOFTBANK. As of December 31, 2004, we owned approximately 70 percent of Yahoo! Europe, 34 percent of Yahoo! Japan and 67 percent of Yahoo! Korea. Yahoo! Europe and Yahoo! Korea are consolidated subsidiaries of Yahoo! Inc. We account for our investment in Yahoo! Japan using the equity method. We have no funding commitment to Yahoo! Japan. As of December 31, 2004, SOFTBANK owned the remaining interests in Yahoo! Europe and Yahoo! Korea not owned by us.

SALES AND MARKETING

We maintain three primary channels for selling our marketing services: direct, online, and telephone. Our telemarketing channel focuses on sales of online marketing services to small and medium-size businesses. Our direct advertising sales team focuses on selling our marketing services and solutions to leading agencies and marketers in the United States. As of December 31, 2004, we employed advertising sales professionals in locations across the United States, including: Atlanta, Boston, Chicago, Dallas, Detroit, the Los Angeles area, Miami, New York, San Francisco, and Sunnyvale. Our advertising sales organization consults regularly with agencies and advertisers on design and placement of Web-based advertising, and provides clients with measurements and analyses of advertising effectiveness. In addition to our geographic sales structure, we have advertising sales teams for automotive, consumer packaged goods, entertainment, finance, retail, pharmaceuticals, sports, technology, telecommunications and travel. In international markets, we have either our own internal sales professionals or we have established sales agency relationships in 22 countries.

COMPETITION

We operate in the market for Internet services, which is a highly competitive market characterized by rapid change, converging technologies, and increased competition from companies offering communication, information and entertainment services integrated into other products and media properties.

Globally, our most significant competition is from Time Warner's America Online business ("AOL" or "America Online"), Google Inc. ("Google") and Microsoft Corporation ("Microsoft" or "MSN"). Time Warner is an integrated media and communications company engaged in online services, cable television, filmed entertainment, television networks, music and publishing. AOL has access to content from Time Warner's movie, television, music, books, periodicals, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion. Google, in addition to search, offers many other services that directly compete with our services, including a consumer email service, shopping services and Internet advertising solutions. Microsoft is a leading software company and through its MSN network provides numerous Internet products and services and has alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft has introduced its own search service and has announced plans to develop features that may make web search a more integrated part of its Windows operating system. Microsoft's presence on computer desktops through packaged software products and their strategy to sell software through online subscriptions provides them a competitive advantage in providing software and services to online users. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a more significant number of their users through access and other services than we have with our users through our premium services. This relationship may permit these competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage.

We also compete directly with other providers of sponsored search advertising services, including FindWhat.com, LookSmart, Ltd., and Lycos Inc. In addition; we believe it is likely that there will be additional entrants to the sponsored search market.

We also face competition from companies focused on markets where expertise in a particular segment of the market may provide them a competitive advantage. Two of these competitors, Amazon.com, Inc. and eBay Inc., are expanding their positions as e-commerce merchants to leverage advantages from the scale of their commerce platforms to offer informational and community features that are competitive with the services we provide.

Internationally, we compete with local portals that are predominantly supported by the local telecommunication providers, or local providers of specific Internet services locally designed and marketed, which give them a potential competitive advantage because they typically already have a direct billing relationship with their users.

See the "Risk Factors" section below for additional information regarding competition.

PRODUCT DEVELOPMENT

We continually enhance existing, and develop new, products and services to meet evolving consumer demand for technological innovation. Our engineering and production teams are primarily located in our Sunnyvale, California headquarters and in Pasadena, California, Dallas, Texas and Bangalore, India. Locally-based teams handle most international product development and engineering. We have developed internally, acquired or licensed the products and services we offer. Product development expenses totaled approximately $142 million, $207 million and $369 million, respectively for 2002, 2003 and 2004.

INTELLECTUAL PROPERTY

We regard our copyrights, patents, trademarks, domain names and similar intellectual property as important to Yahoo!'s brand and success. We seek to protect our intellectual property through patent, copyright, trade secret and trademark law and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information. We consider the Yahoo! trademark and our many related trademarks to be among our most valuable assets and we have registered these trademarks in the United States and other countries throughout the world and aggressively seek to protect them. We also hold patents and have registered a number of other trademarks, domain names, and copyrights in the United States and internationally, and have pending patent applications to protect our proprietary rights. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademarks, patents, technologies or copyrighted materials, to third parties.

EMPLOYEES

As of December 31, 2004, we had approximately 7,600 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel. See the "Risk Factors" section below for a further discussion of certain risks related to our employees.

AVAILABLE INFORMATION

Our website is located at http://www.yahoo.com. We make available free of charge, on or through our website, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission ("SEC"). Information contained on Yahoo!'s Website is not part of this report or any other report filed with the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

RISK FACTORS

We face significant competition from companies such as Time Warner's AOL, Google and Microsoft.

We face significant competition from companies that have combined a variety of services under one brand name in a manner similar to Yahoo!, including AOL, Google, and Microsoft. AOL has access to content from Time Warner's movie, television, music, books, periodicals, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion. Google, in addition to search, offers many other services that directly compete with our services, including a consumer email service, desktop search, local search, photos, maps, shopping services and Internet advertising solutions. Microsoft has introduced its own search service and has announced plans to develop features that may make web search a more integrated part of its Windows operating system. We expect these competitors increasingly to use their financial and engineering resources to compete with us. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through access and other services than we have with our users through our premium services. This relationship may permit these competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than us in attracting users and customers, our business and revenues could be adversely affected.

We also face competition from other Internet service providers, including destination websites and Internet access providers.

We also compete for customers and users with many other providers of online services, including online navigation, Web search, commercial search, information, entertainment, recruiting, community, electronic commerce and Internet access services. Some of our competitors in specific areas, particularly in specific vertical markets or commerce services, such as shopping, auctions or travel, may have longer operating histories in the market, larger customer or user bases, and more brand recognition in the specific market.

Our users must access our services through an Internet access provider, including providers of cable and DSL Internet access. To the extent that an access provider or a computer or computing device manufacturer offers online services that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider's or manufacturer's own directory. Further, through their direct billing relationship with users, access providers may be better able to target services and advertisements to the preferences of their users.

In addition, smaller competitors may consolidate with larger competitors or with each other and become more competitive. New competitors may also enter the market. If our competitors are more successful in attracting and retaining customers and users, then our revenues could decline.

We face competition from other providers of sponsored search advertising services which could affect our operating results.

We compete directly with other providers of sponsored search advertising services, including FindWhat.com, Google, LookSmart, Ltd., and Lycos Inc. In addition, we believe it is likely that there will be additional entrants to this advertising market. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition. These competitors compete against us for affiliate arrangements and could cause us to have to enter into affiliate arrangements with less favorable terms, to lose current affiliates or to fail to acquire new affiliates. The loss of affiliates or a reduction in the revenue from affiliate arrangements could harm our business, operating results, and cash flows from operations.

We face significant competition from traditional media companies which could affect our operating results.

We also compete with traditional media companies for advertising. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. If we fail to persuade existing advertisers to retain and grow their spending with us and if we fail to persuade new advertisers to spend a portion of their budget on advertising with us, our business and revenues could be adversely affected.

If we are unable to provide search technologies and services which generate significant traffic to our Web sites, our business could be harmed, causing our revenues to decline.

We have deployed our own Web search technology to provide Web search results on our network. We have limited experience in operating our own search service. Web search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We must continually invest in improving our user's experience, including search relevance, speed, and services responsive to their needs and preferences to continue to attract, retain and expand our user base. If we are unable to provide search technologies and services which generate significant traffic to our Web sites, our business could be harmed, causing our revenues to decline.

The majority of our revenues are derived from marketing services and the reduction in spending by or loss of current or potential customers would cause our revenues to decline.

For the year ended December 31, 2004, approximately 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

  •
  growing our user base;

  •
  broadening our relationships with advertisers to small and medium size businesses;

  •
  attracting advertisers to our user base;

  •
  increasing demand for our marketing services by advertisers, users and businesses, including prices paid by advertisers, the number of searches performed by users and the rate at which they click-through to commercial search results;

  •
  maintaining our affiliate program for our sponsored search offerings;

  •
  deriving better demographic and other information from our users; and

  •
  driving continued acceptance of the Web by advertisers as an advertising medium.

Our agreements with advertisers have terms of up to three years, and in the majority of cases, the terms are one year or less, or, in the case of our sponsored search advertising services, may be terminated at any time by the advertiser. The agreements often have payments contingent upon on usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. However, our expense levels are based in part on expectations of future revenues, include guaranteed minimum payments to our affiliates in connection with our sponsored search advertising services, and are fixed over the short-term with respect to certain categories. Any reduction in spending by or loss of existing or potential future customers would cause our revenues to decline. Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

In certain markets we depend on a limited number of sources to direct a significant percentage of users and businesses to our service to conduct searches and a loss of these sources could harm our operating results.

A significant percentage of users and businesses that conduct searches using our sponsored search service, come from a limited number of sources in certain markets. In addition to the Yahoo! Network, sources for users conducting searches are members of our affiliate network, including portals, browsers, and other affiliates. Our agreements with affiliates vary in duration, and depending on the agreement, provide varying levels of discretion to the affiliate in the implementation of the sponsored search service, including the degree to which affiliates can modify the presentation of the search results on their websites or integrate the sponsored search services with their own services. The agreements may be terminable upon the occurrence of certain events, including failure to meet certain service levels, material breaches of agreement terms, changes in control or in some instances, at will. We may not be successful in renewing our affiliate agreements, or if they are renewed, they may not be renewed on as favorable terms. The loss of affiliates providing significant users or businesses or an adverse change in implementation of the sponsored search service by any of these affiliates could harm our ability to generate revenue, our operating results, and cash flows from operations.

Some of our shared revenue arrangements may not generate anticipated revenues.

We typically receive co-branded revenue through revenue sharing arrangements and sponsorship fees or a portion of transactions revenue in return for minimum levels of user impressions to be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

  •
  the revenue we are entitled to receive may be adjusted downwards;

  •
  we may be required to "make good" on our obligations by providing additional or alternative services;

  •
  the sponsors or co-brand services may not renew the arrangements or may renew at lower rates; and

  •
  the arrangements may not generate anticipated levels of shared transactions revenue, or sponsors may default on the payment commitments in such agreements as has occurred in the past.

Accordingly, any leveling off or decrease of our user base (or usage by our existing base) or the failure to generate anticipated levels of shared transactions revenue could result in a significant decrease in our revenues.

Decreases or delays in advertising spending due to general economic conditions could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. Since we derive the majority of our revenues from advertising, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

Financial results for any particular period will not predict results for future periods.

There can be no assurance that the purchasing pattern of customers advertising on the Yahoo! Network will not continue to fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors. In addition, there can be no assurance that the volume of searches conducted, the amounts bid by advertisers for search listings or the number of advertisers that bid on our sponsored search service will not vary widely from period to period. As revenues from new sources increase, it may become more difficult to predict our financial results based on historical performance. You should not rely on the results for any period as an indication of future performance.

We may not be able to generate substantial revenues from our alliances with Internet access providers.

Through alliances with Internet access providers, we offer access services that combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from the third party access providers. We may not be able to retain the alliances with our existing Internet access providers or to obtain new alliances with Internet access providers on terms that are reasonable. In addition, these Internet access services compete with many large companies such as AOL, MSN, Comcast Corporation and other established Internet access providers. In certain of these cases, our competition has substantially greater market presence (including an existing user base) and greater financial, technical, marketing or other resources. As a result of these and other competitive factors, these Internet access providers may not be able to attract, grow or retain a customer base, which would negatively impact our ability to sell customized content and services through this channel. Any negative impact on our ability to sell content and services through our alliances with Internet access providers could negatively impact our business and anticipated revenues from our alliances.

We have dedicated considerable resources to provide a variety of premium services, which may not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements to many of our free services, including email, personals, finance, games, music, and sports. The development cycles for these technologies are long and generally require significant investment by us. We have previously discontinued certain non-profitable premium services. We must however continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services. If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results may be harmed.

We expect our operating expenses to continue to increase as we attempt to expand the Yahoo! brand, fund product development, develop media properties and acquire other businesses which could harm our operating results.

We currently expect that our operating expenses will continue to increase as we expand our operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties and premium services, and acquire and integrate complementary businesses and technologies. If our expenses increase at a greater pace than our revenues, our operating results could be harmed.

If we are unable to license or acquire compelling content at reasonable costs or if we do not develop compelling content, the number of users of our services may not grow as anticipated which could harm our operating results.

Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content on our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties. We have been providing increasing amounts of audio and video content to our users and we believe that users will increasingly demand high-quality audio and video content, such as the broadcast of music, film content, speeches, news footage, concerts and other special events. Such content may require us to make substantial payments to third parties from whom we license or acquire such content. For example, our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters and other media such as radio or television may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow at all or may grow at a slower rate than anticipated, which could harm our operating results.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as important to Yahoo!'s brand and success. While we attempt to protect and stop any unauthorized use of our proprietary rights, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. In addition, effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet. Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We rely on the value of the Yahoo! brand, and a failure to maintain or enhance the Yahoo! brand in a cost effective manner could harm our operating results.

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

We are, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could result in damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

Internet, technology and media companies often hold a significant number of patents. Further, many of these companies and other parties are actively developing search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future. From time to time, parties assert patent infringement claims against us. Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential disputes.

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights or failure to maintain confidentiality of user data. Currently, our subsidiary LAUNCH Media, Inc. ("LAUNCH") is engaged in a lawsuit regarding copyright issues that commenced prior to our acquisition of LAUNCH. In addition, Overture Services Inc. ("Overture") is in litigation involving claims that allowing advertisers to bid on certain search terms and Overture's display of search results triggered by those search terms constitutes trademark infringement. A court in France recently held Overture SARL and Overture liable for displaying search results triggered by certain trademarked keywords. Overture SARL has appealed, and Overture intends to appeal, this decision.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers or affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brand and negatively impact our operating results.

Acquisitions could result in operating difficulties and unanticipated liabilities.

We have made strategic acquisitions, including Inktomi Corporation ("Inktomi") in March 2003, Overture in October 2003, 3721 in January 2004, Kelkoo in April 2004, and Musicmatch in October 2004. We expect to enter into additional business combinations and acquisitions in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. Our acquisitions to date were accompanied by a number of risks, including:

  •
  the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

  •
  the potential disruption of our ongoing business and distraction of management;

  •
  the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

  •
  the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

  •
  the potential for patent and trademark infringement claims against the acquired company;

  •
  the impairment of relationships with customers and partners of the acquired companies or our customers and partners as a result of the integration of acquired operations;

  •
  the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

  •
  the difficulty of integrating the acquired company's accounting, management information, human resources and other administrative systems;

  •
  in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

  •
  the impact of known potential liabilities or unknown liabilities associated with the acquired companies.

We are likely to experience similar risks in connection with our future acquisitions. Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions could cause us to fail to realize the anticipated benefits of our acquisitions, incur unanticipated liabilities and harm our business generally.

Our failure to manage growth and diversification of our business could harm us.

We are continuing to grow and diversify our business both in the United States and internationally. As a result, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas. Our business relies on our data systems, billing systems for our fee based and other services, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business and to acquisitions of new businesses with different systems. To effectively manage this growth, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls. In particular, as our premium and other services for which we bill users grow, any failure of our billing systems to accommodate the increasing number of transactions and accurately bill users could adversely affect our business and ability to collect revenue. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

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

If we are unable to retain our existing senior management and key personnel and hire new highly skilled personnel, we may not be able to execute our business plan.

We are substantially dependent on the continued services of our senior management, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, and our executive and senior vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. The competition for such highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters is located. Many of our management and key personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants. Although employees receive additional grants, an employee may be more likely to leave Yahoo! upon completion of the vesting period for the initial option grant which is generally the largest. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, we may be unable to meet our business plan and as a result our stock price may decline.

More individuals are utilizing non-PC devices to access the Internet, and versions of our service developed or optimized for these devices may not gain widespread adoption by users of such devices.

The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set-top devices, has increased dramatically. Our services were originally designed for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our services through such devices difficult, and the versions of our service developed for these devices may not be compelling to users of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract advertisers.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of December 31, 2004, our goodwill and amortizable intangible assets were $3 billion.

We plan to continue to operate in international markets in which we may have limited experience or rely on business partners, and in which we are faced with relatively higher costs.

We plan to expand Yahoo! branded online properties and search offerings in international markets. We have currently developed, through joint ventures, subsidiaries and branch offices, localized offerings in over 20 countries outside of the United States. As we expand to new international markets, we will have only limited experience in marketing and operating our products and services in such markets and we may rely on the efforts and abilities of foreign business partners in such markets. We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of our international online properties relative to our domestic experience. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment.

In international markets we compete with local Internet service providers that may have competitive advantages.

In a number of international markets, especially those in Asia, Europe, and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications and other commercial services. Many of these companies have a dominant market share in their territories and are owned by local telecommunication providers which give them a competitive advantage. Local providers of competing online services may also have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility than Yahoo! due to the fact that we are subject to both domestic and foreign regulatory requirements. We must continue to improve our local offerings, become more knowledgeable about our local users and their preferences, deepen our relationships with our local users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

  •
  trade barriers and changes in trade regulations;

  •
  difficulties in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;

  •
  stringent local labor laws and regulations;

  •
  longer payment cycles;

  •
  currency exchange rate fluctuations;

  •
  political or social unrest or economic instability;

  •
  import or export restrictions;

  •
  seasonal volatility in business activity;

  •
  risks related to government regulation including those more fully described below; and

  •
  potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our business, operating results, and financial condition.

We are subject to U.S. and foreign government regulation of the Internet which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of services, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Internationally, we may also be subject to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to have to change or limit our business practices in a manner adverse to our business.

A number of federal laws, including those referenced below impact our business. The Digital Millennium Copyright Act ("DMCA") is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act ("CDA") are intended to provide statutory protections to online service providers who distribute third party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further any failures on our part to comply with these regulations may subject us to significant liabilities.

There are federal, state and international laws regarding privacy and protection of user data. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, any consent orders from time to time entered into by us, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings against us by governmental entities or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could impose requirements which may result in a decrease our user registrations and revenues. In addition, the interpretation and application of user data protection laws in Europe and other international jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied inconsistently from country to country and with our current data protection practices. Complying with these varying international requirements could cause us to incur substantial costs and to have to change our business practices. Further, any failure by us to protect users privacy and data, could result in a loss of user confidence in our services and ultimately in a loss of users which could adversely affect our business.

We may be subject to legal liability for online services.

We host a wide variety of services that enable individuals and businesses to exchange information, generate content, advertise products and services, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. In addition, Yahoo! was the subject of a claim brought by certain entities in a French court regarding, among other things, the availability of certain content within our services which was alleged to violate French law. We may be subject to similar actions in domestic or other international jurisdictions in the future. Our defense of any such actions could be costly and involve significant time and attention of our management and other resources.

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

We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic and technology advances or customer requirements.

Yahoo! is one of the most highly trafficked Websites on the Internet and is regularly serving an increased number of users and delivering an increased number of daily page views. For example, the usage levels of email and the number and complexity of advertisers utilizing our sponsored search offerings have increased. In addition, the products and services offered by Yahoo! have expanded and changed significantly and are expected to continue to expand and change rapidly in the future. There is also an increased use of rich media content such as audio and video. Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service. In particular, the technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex. In the future, we may be required to make significant changes to our architectures, including moving to completely new architectures. If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service. These delays or interruptions in our service may cause users and customers to become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex, and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user's preferences. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

We may not be successful in expanding the number of users of our e-commerce offerings which could result in a decline in our revenues.

The success of our e-commerce offerings depends on our ability to generate traffic to Yahoo! Shopping, and similar services and the rate at which users either purchase products or click through to search results. The revenue that we derive from Yahoo! Shopping and related services is typically in the form of lead-based fees, where retailers pay a fee based on the number of times a user clicks on a link to their site, transaction fees, and advertising fees. Users who had a favorable buying experience with a particular retailer may contact that retailer directly for future purchases rather than through our services. Competing providers of e-commerce offerings, including retailers with whom we have relationships, may provide a more convenient and comprehensive online customer experience due to their singular focus on e-commerce. Retailers may also establish exclusive relationships with our competitors. If our users bypass our e-commerce offerings and related services and contact competing providers or retailers directly, our revenue could decline.

New technologies could block our ads, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

We rely on third party providers for our principal Internet connections and technologies, databases and services critical to our properties and services and any errors, failures or disruption in the services provided by these third parties could significantly harm our business and operating results.

We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access. Any disruption, from natural disasters, technology malfunctions, sabotage or other factors, in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition. We have little control over these third-party providers which increases our vulnerability to disruptions or problems with their services. Any financial difficulties experienced by our providers may have negative effects on our business, the nature and extent of which we cannot predict. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. We also rely on a third-party provider for key components of our email service. Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our services. Any errors, failures, interruptions, or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand, our business and operating results.

We rely on distribution agreements and relationships with various third parties and any failure to obtain or maintain such distribution relationships on reasonable terms could impair our ability to fully execute our business plan.

In addition to our relationships with Internet access providers, to increase traffic for our offerings and make them more available and attractive to advertisers and users, we have certain distribution agreements and informal relationships with, operators of online networks and leading Websites, software companies, electronics companies, and computer manufacturers. Depending on the distributor and the agreement, these distribution arrangements may not be exclusive and may only have a short term. Some of our distributors, particularly distributors who are also competitors or potential competitors, may not renew their distribution agreements with us. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into amended distributions agreements with existing distributors to cover the new devices and agreements with additional distributors. In the future, existing and potential distributors may not offer distribution of our properties and services to us on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to fully execute our business plan.

We rely on third party providers of streaming media products to broadcast streaming audio and video content to our users and any change in the licensing terms, costs or user acceptance of these products could adversely affect our business.

We rely on leading providers of streaming media products to license the software necessary to broadcast streaming audio and video content to our users. There can be no assurance that these providers will continue to license these products to us on reasonable terms, or at all. Our users are currently able to electronically download copies of the software to play streaming media free of charge, but providers of streaming media products may begin charging users for copies of their player software or otherwise change their business model in a manner that slows the widespread acceptance of these products. In order for our rich media services to be successful, there must be a large base of users of these streaming media products. We have limited or no control over the availability or acceptance of streaming media software, and to the extent that any of these circumstances occur, our business may be adversely affected.

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing a loss of advertisers and revenue.

We are exposed to the risk of fraudulent clicks on our ads by persons seeking to increase advertising fees. Click-through fraud occurs when a person clicks on one of our advertiser's listings displayed on a web site in order to generate a payment rather than to view the underlying content. If this fraudulent activity occurs and we are unable to stop it, we will have to provide refunds of revenue that our advertisers have paid to us and that was later attributed to click-through fraud. These types of fraudulent activities could damage our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

Interruptions, delays or failures in the provision of our services could damage our brand and harm our operating results.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area subject to earthquakes. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. For example, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of any such occurrence. In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed and intend to continue distributing our servers among additional data centers located around the world. Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any of these events which cause interruptions in our service and could result in damage to our brand if users believe are systems are unreliable and could adversely affect are operating results.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2004, the closing sale prices of our common stock on the Nasdaq ranged from $20.83 to $39.14 per share and the closing sale price on March 4, 2005 was $32.36 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance and stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001. As a result of our two-for-one stock split effective May 11, 2004, each share of common stock is now associated with one-half of one right. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of our common stock or of any company into which we are merged having a value of $500. The rights expire on March 1, 2011, unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our board of directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our board of directors regarding such acquisition.

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

Item 2. Properties

Our headquarters are located in Sunnyvale, California and aggregate approximately one million square feet. Office space for our international subsidiaries is leased in Amsterdam, Bangalore, Beijing, Buenos Aires, Calgary, Chengdu, Copenhagen, Dublin, Dusseldorf, Echivolles, Guangzhou, Hamburg, Hong Kong, London, Oslo, Madrid, Melbourne, Mexico City, Milan, Mumbai, Munich, New Delhi, Paris, São Paulo, Seoul, Shanghai, Singapore, Stockholm, Sydney, Taipei, Tokyo, Toronto and Trondheim. We also lease offices in various locations in the United States, including Atlanta, Boston, Chicago, Columbus, Dallas, Detroit, Irvine, the Los Angeles Area, Miami, New York, Orlando, Reston, the San Diego Area, San Francisco Bay Area, Seattle, and Washington, D.C.. Our principal Web server equipment and operations are maintained in California and several other domestic and international locations.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of corporate operations and for any additional sales offices.

Item 3. Legal Proceedings

From time to time, third parties assert patent infringement claims against Yahoo!. Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.

In addition, from time to time we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims, including claims alleging defamation or invasion of privacy, arising in connection with our email, message boards, auction sites, shopping services, and other communications and community features.

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of Yahoo! acquired in October 2003. In October 2002, Robert Novak, doing business as PetsWarehouse and PetsWarehouse.com, filed a complaint in the United States District Court for the Eastern District of New York against Overture. In May 2004, Government Employees Insurance Company ("GEICO") filed a complaint in the Eastern District of Virginia against Overture. The plaintiffs in each of these cases claim, among other things, that they have trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms. The complaints seek injunctive relief and damages. Overture settled with GEICO in November 2004 and with Robert Novak and Pets Warehouse in February 2005. Overture has also been named as a defendant in several other trade name infringement actions filed in Los Angeles, California in which plaintiffs made similar claims. Yahoo! and Overture believe that Overture has meritorious defenses to liability and damages in each of these lawsuits and are contesting them vigorously. In August 2003, Accor filed a similar complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture's wholly-owned subsidiary in France. On January 17, 2005, the Nanterre District Court ruled in favor of Accor and found Overture and Overture S.A.R.L. liable for trademark infringement. Overture S.A.R.L. has appealed, and Overture intends to appeal, this decision.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH in the United States District Court for the Southern District of New York. The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH's LAUNCHcast service is "interactive" within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH. In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc. Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit. In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc. In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc. Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding. On March 16, 2004, plaintiffs filed motions for partial summary judgment on the issues of willful infringement and whether the consumer-influenced portion of Launch's LAUNCHcast service is "interactive" within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004, and a hearing on the motions was held on June 18, 2004. The Court has not yet ruled on the motions for summary judgment. We do not believe it is feasible to predict or determine the outcome or resolution of the remaining LAUNCH litigation at this time. The range of possible resolutions of such LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture's initial public offering, Overture, and certain of Overture's current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Settlement discussions relating to this case on behalf of the named defendants have occurred over the last year, resulting in a final settlement memorandum of understanding with the plaintiff and Overture's insurance carriers. This settlement proposal includes the settlement of, and release of claims against, the issuer defendants, including Overture. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against us (as nominal defendant) and certain of our current and former officers and directors (the "Derivative Defendants"). Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004. The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct. The complaints seek unspecified monetary damages and other relief purportedly on behalf of Yahoo! from the Derivative Defendants. In April 2004, Yahoo! filed a motion to dismiss the Delaware action for failure to plead demand futility. On August 2, 2004, the Delaware Court of Chancery granted the motion to dismiss. On October 18, 2004, the plaintiffs appealed the granting of the motion to dismiss. On January 21, 2005, the Supreme Court of the State of Delaware affirmed the opinion of the Delaware Court of Chancery granting the motion to dismiss. We understand the Derivative Defendants deny any impropriety and intend to defend the remaining lawsuits vigorously.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against third party claims. In the event of a determination adverse toYahoo! or our subsidiaries, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Yahoo! Inc. common stock is quoted on the Nasdaq National Market System under the symbol "YHOO." The following table sets forth the range of high and low per share sales prices as reported for each period indicated and reflects all stock splits effected:

	2003		2004
	High	Low	High	Low

First quarter	$12.50	$8.25	$25.21	$20.57
Second quarter	$16.75	$11.26	$36.51	$23.95
Third quarter	$19.13	$14.05	$35.34	$25.52
Fourth quarter	$22.74	$17.50	$39.79	$33.60

We had 10,082 stockholders of record as of March 4, 2005. We have not declared or paid any cash dividends on our common stock. We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

We did not make any unregistered sales of our common stock during the fourth quarter of 2004.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 with respect to shares of the Company's common stock that may be issued under the Company's existing equity compensation plans, including our 1995 Stock Plan, as amended, our 1996 Employee Stock Purchase Plan (the "ESPP"), as amended and our 1996 Directors' Stock Option Plan, as amended.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price per Share of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders(1)	200,847,000	$24.03	62,500,000(2)
(1)
Does not include options to purchase an aggregate of 11,854,000 shares of the Company's common stock that the Company assumed through acquisitions as of December 31, 2004. The weighted average exercise price of those outstanding options is $17.54 per share.

(2)
Includes 17,877,000 shares of our common stock remaining available for future issuance under the ESPP, as of December 31, 2004.

Item 6. Selected Financial Data

Consolidated Statements of Operations Data:

	Years Ended December 31,
(in thousands, except per share amounts)	2000	2001	2002	2003	2004

Revenues	$1,110,178	$717,422	$953,067	$1,625,097	$3,574,517
Gross profit	$960,434	$560,421	$790,186	$1,266,994	$2,275,958
Net income (loss) before cumulative effect of accounting change*	$70,776	$(92,788)	$106,935	$237,879	$839,553
Cumulative effect of accounting change	–	–	(64,120)	–	–

Net income (loss)*	$70,776	$(92,788)	$42,815	$237,879	$839,553

Net income (loss) per share before cumulative effect of accounting change – basic*	$0.06	$(0.08)	$0.09	$0.19	$0.62
Cumulative effect of accounting change per share – basic	–	–	(0.05)	–	–

Net income (loss) per share – basic*	$0.06	$(0.08)	$0.04	$0.19	$0.62

Net income (loss) per share before cumulative effect of accounting change – diluted*	$0.06	$(0.08)	$0.09	$0.18	$0.58
Cumulative effect of accounting change per share – diluted	–	–	(0.05)	–	–

Net income (loss) per share – diluted*	$0.06	$(0.08)	$0.04	$0.18	$0.58

Shares used in per share calculation – basic	1,101,314	1,139,448	1,187,677	1,233,480	1,353,439

Shares used in per share calculation – diluted	1,221,356	1,139,448	1,220,120	1,310,796	1,452,499

Consolidated Balance Sheet Data:

	December 31,
(in thousands)	2000	2001	2002	2003	2004

Cash, cash equivalents and marketable debt securities	$1,658,666	$1,471,993	$1,534,038	$2,566,215	$3,742,262
Working capital	979,635	693,016	558,190	1,013,913	2,909,768
Total assets	2,269,576	2,379,346	2,790,181	5,931,654	9,178,201
Long-term liabilities	32,115	23,806	84,540	822,890	851,782
Total stockholders' equity	1,896,914	1,967,017	2,262,270	4,363,490	7,101,446

Information for the year ended December 31, 2000 has been restated to reflect the acquisitions during the year ended December 31, 2000 that were accounted for as pooling of interests. All acquisitions following the year ended December 31, 2000 were accounted for under the purchase method. See Note 3 – "Acquisitions" in the consolidated financial statements for additional information.

*
Our net income for 2004 includes a gain, net of tax, of $314 million, $0.23 per basic share or $0.22 per diluted share related to the sale of an investment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as "may," "will," "should," "could," "would," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "project," "potential," or "continue" or the negative of such terms or other comparable terminology. This Report includes, among others, forward statements regarding our:

  •
  expectations about revenues for marketing services and fees;

  •
  expectations about operating costs and expenses;

  •
  anticipated capital expenditures;

  •
  anticipated product development costs;

  •
  evaluation of possible acquisitions of, or investments in, businesses, products and technologies; and

  •
  existing cash and investments being sufficient to meet operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward looking statements. Such risks and uncertainties include, among others, those listed under the heading "Risk Factors" and elsewhere in this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Overview

We are a leading global Internet brand and one of the most trafficked Internet destinations worldwide. We seek to provide Internet services that are essential and relevant to users and businesses through the provision of the Yahoo! Network to Internet users and a range of tools and marketing solutions for businesses to market to that community of users.

We seek to leverage the power of the Yahoo! Network to create the most innovative and highest quality Internet services for users, and to provide the most efficient and effective marketing services for businesses to reach these users. Our focus is to increase our user base and to achieve deeper engagement of our users on the Yahoo! Network thereby enhancing the value of that user base and increasing the spending by our advertisers.

We are also focused on extending our marketing platform and access to Internet users beyond the Yahoo! Network through our distribution network of affiliates who have integrated our sponsored search offerings into their websites.

Many of our services are free to our users. We generate revenues by providing marketing services to businesses across the majority of our properties and by establishing paying relationships with our users for premium services. We classify these revenues as either Marketing Services or Fees. Our offerings to users and businesses currently fall into three categories – Search and Marketplace; Information and Content; and Communications and Consumer Services. The majority of our offerings are available globally. We manage and measure our business geographically; our principal geographies being the United States and International.

Revenue Sources

Marketing Services revenue is generated from several offerings including: the display of textual, rich media and graphical advertisements, display of text based links to an advertiser's listing, listing based services, and commerce based transactions.

We recognize revenue related to the display of advertisements on the Yahoo! Network as "impressions" are delivered. "Impressions" are the number of times that an advertisement appears in pages viewed by users.

We generate revenue from the display of text based links to the websites of our advertisers which are placed on the Yahoo! Network as well as on the websites of our affiliates who have integrated our sponsored search offerings into their websites. We recognize revenue from these arrangements as "click-throughs" occur. "Click-throughs" are defined as the number of times a user clicks on an advertiser's listing.

Listing revenue is generated from a variety of consumer and business listings-based services, including access to the HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other search services. We recognize listings revenue when the services are performed.

Transaction revenue is generated from facilitating commerce-based transactions through the Yahoo! Network, principally from Yahoo!'s commerce properties including Yahoo! Travel and Yahoo! Shopping. We recognize transaction revenue when there is evidence that qualifying transactions have occurred, for example, when travel arrangements are booked through Yahoo! Travel.

Fees revenue consists of revenues generated from a variety of consumer and business fee-based services, including internet broadband and dial-up services, premium mail, music and personals offerings as well as services for small businesses. We recognize fees revenue when the services are delivered.

	Years ended December 31,

Operating Highlights (in thousands)	2003	2004	Year-over-Year Change

Revenues	$1,625,097	$3,574,517	$1,949,420
Income from operations	$295,666	$688,581	$392,915
Net cash provided by operating activities	$428,144	$1,089,821	$661,677
Net cash used in investing activities	$(1,342,337)	$(1,292,849)	$49,488
Net cash provided by financing activities	$1,086,326	$580,967	$(505,359)

Our revenue growth can be attributed to a combination of organic growth and acquisitions. On an organic level, we are benefiting from an expanding user and advertiser base and from increased user activity levels across our offerings on the Yahoo! Network. This revenue growth together with our overall effort to manage discretionary spending has led to the year-over-year increases in income from operations. We also continue to acquire companies. We have completed a number of acquisitions over the past few years, including the acquisitions of Inktomi and Overture in 2003 and 3721, Kelkoo, and Musicmatch in 2004. During the first year of owning a significant acquired company, our practice has been to disaggregate the results and disclose any impact on our revenues and expenses separately. As a result, until the first anniversary of the acquisition date, the revenues and expenses of our acquired businesses are described as "acquisition related" in the discussion that follows. Thereafter the underlying results of these acquisitions are considered part of our organic base. Our historical financial statements reflect the impact of these acquired businesses from their respective dates of acquisition and the discussion of our results of operations that follows explains the impact of these acquisitions on our consolidated results to provide information that will assist in understanding the changes in the years presented. Our year over year reported growth rates, calculated on a consolidated basis, include the impact from acquisitions. Excluding the impact from acquisitions, our growth rates would be lower.

Cash generated from our operations is a measure of the cash productivity of our business model and is an area of focus for us. The growth of cash flow from operations demonstrates our commitment to creating value and is primarily a function of our increasing net income, net of increases in our net working capital balances. As of December 31, 2004, we had cash, cash equivalents and marketable debt securities totaling approximately $3.7 billion, an increase of $1.1 billion compared to $2.6 billion as of December 31, 2003. The principal components of the increase in cash, cash equivalents and marketable debt securities were cash generated from operating activities of approximately $1.1 billion, proceeds of $503 million from the sale of marketable equity securities and proceeds of $651 million from the exercise of employee stock options, offset by cash used for business combinations of $756 million, capital expenditures of $246 million and $70 million for structured stock repurchase activities.

During the year ended December 31, 2004, we disposed of approximately four million shares of an investment in a publicly traded company and recorded a pre-tax gain of approximately $413 million, net of selling costs, which is included in other income, net on the consolidated statements of operations.

We believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate are correlated to the number of users and the amount of time that these users are spending on our network. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to our users and increase our share of users and deepen their engagement with our products and services. We believe this deeper engagement of new and existing users, coupled with the expansion of the online advertising market as advertisers shift their spending from traditional media to the Internet will increase our revenues in 2005.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2002	2003	2004

Revenues	100%	100%	100%
Cost of revenues	17	22	36

Gross profit	83	78	64

Operating expenses:
Sales and marketing	45	33	22
Product development	15	13	11
General and administrative	11	10	7
Stock compensation expense	1	1	1
Amortization of intangibles	2	3	4

Total operating expenses	74	60	45

Income from operations	9	18	19
Other income, net	7	3	14

Income before income taxes, earnings in equity interests, minority interests and cumulative effect of accounting change	16	21	33
Provision for income taxes	(7)	(9)	(12)
Earnings in equity interests	2	3	2
Minority interests in operations of consolidated subsidiaries	0	0	0

Net income before cumulative effect of accounting change	11	15	23
Cumulative effect of accounting change	(7)	–	–

Net income	4%	15%	23%

Revenues. Revenues by groups of similar services were as follows (dollars in thousands):

	Years Ended December 31,
							2002-2003 % Change	2003-2004 % Change
	2002	(1)	2003	(1)	2004	(1)

Marketing services(2)	$745,126	78%	$1,326,905	82%	$3,148,941	88%	78%	137%
Fees	207,941	22%	298,192	18%	425,576	12%	43%	43%

Total revenues	$953,067	100%	$1,625,097	100%	$3,574,517	100%	71%	120%

(1)
Percent of total revenues

(2)
Marketing Services revenues include revenues previously classified as listings revenues of $94 million, $127 million, and $147 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Marketing Services Revenue. Marketing Services revenue for the year ended December 31, 2004 increased by approximately $1,822 million, or 137 percent as compared to the prior year. Marketing Services revenue for the year ended December 31, 2003 increased by approximately $582 million, or 78 percent as compared to the prior year. The successive year-over-year growth in our marketing services revenue can be attributed to a combination of acquisitions and organic growth. Incremental revenue from acquisitions contributed approximately $1,230 million and $285 million to the increases in the years ended December 31, 2004 and 2003, respectively. The remainder of the increase, approximately $592 million in 2004 and $297 million in 2003, is from organic growth in advertising across the entire Yahoo! Network.

This growth in our marketing services revenues is driven by our growing number of users, advertisers and inventory. As our user base increases and users spend more time on the Yahoo! Network, they drive a higher number of page views, which we view as inventory, and a higher number of search queries which result in a higher number of impressions and paid clicks. This increased level of engagement on the Yahoo! Network attracts more advertisers to our advertising services which also contributes to the growth in our marketing services revenue.

On the Yahoo! Network, our number of unique users worldwide as of December 31, 2004 was approximately 31 percent higher than the number of unique users as of December 31, 2003 which was 24 percent higher than December 31, 2002. Unique users are the estimated number of people who visited the Yahoo! Network in a given time period.

The combined number of page views and searches, including those from our affiliate network, in 2004 and including the effects of acquisitions, increased by approximately 50 percent as compared to 2003 with approximately 10 percent of the increase in volume attributable to acquisitions. The combined number of page views and searches in 2003, including the effects of acquisitions, increased by approximately 35 percent as compared to 2002 with approximately 5 percent of the increase in volume attributable to acquisitions. The increase in the organic volume of page views and searches resulted from the combined effect of an increased number of users, an expanded offering of properties which increases our inventory of page views and the introduction of new sponsored search offerings. The combined average yield per page view and search increased by approximately 55 percent in 2004 compared to 2003, of which approximately one-half is attributable to acquisitions. The combined average yield per page view and search increased by approximately 30 percent in 2003 compared to 2002, of which approximately 20 percent is attributable to acquisitions. The increase in organic yield per page view and search is primarily due to a sales mix change towards higher yielding properties and advertising services.

The average user is also spending more time on our Yahoo! Network. We believe this increase can be attributed to our expanding offerings as well as our enhanced algorithmic search technology which provides a new level of personalization to the search experience. We also believe this trend makes our network more attractive to advertisers and increases their spending on our properties. Further, we believe the growth in users on the Yahoo! Network and on the Internet overall is reflective of the increasing acceptance, importance and dependence of users on the Internet. As a result of this trend of an increased on-line audience, advertisers are shifting more of their spending from traditional media to the Internet to reach this growing audience.

Fees Revenue. Fees revenue in 2004 increased approximately $127 million, or 43 percent, as compared to 2003 of which $10 million relates to acquisitions. Approximately $115 million was primarily associated with an increase in the number of paying users for our fee-based services, which were 8.4 million at December 31, 2004 compared to 4.9 million at December 31, 2003. Our increasing base of fee paying users is due to a greater penetration of our services with our existing users as well as our continued expansion of service offerings including new business relationships with BT and Rogers for fee based services. These fee-based services include Internet broadband and dial-up services, our premium mail, music and personals offerings as well as our services for small businesses. Average revenue per paying user per month declined to approximately $4 in 2004 from $5 in 2003 as a result of faster subscriber growth in some of the lower priced offerings, and the introduction of lower priced fee-based services.

For the year ended December 31, 2003, fees revenue increased approximately $90 million, or 43 percent, as compared to the prior year. Approximately $100 million was associated with an increase in the number of paying users for our fee-based services, which were 4.9 million at December 31, 2003 compared to 2.2 million at December 31, 2002. Average revenue per paying user per month declined to approximately $5 in 2003 from $7 in 2002 as a result of faster subscriber growth in some of the lower priced offerings, and the introduction of lower priced fee-based services in 2003.

We currently expect combined revenues for marketing services and fees to increase in absolute dollars for 2005 compared to 2004 as we seek to increase users and traffic on our Yahoo! Network and benefit from expected growth in the on-line advertising market.

Costs and Expenses: Primary operating costs and expenses were as follows (dollars in thousands):

	Years Ended December 31,
							2002-2003 % Change	2003-2004 % Change
	2002	(1)	2003	(1)	2004	(1)

Cost of revenues	$162,881	17%	$358,103	22%	$1,298,559	36%	120%	263%
Sales and marketing	429,968	45%	530,613	33%	778,029	22%	23%	47%
Product development	141,766	15%	207,285	13%	368,760	11%	46%	78%
General and administrative	100,676	11%	157,027	10%	262,602	7%	56%	67%
Stock compensation expense	8,402	1%	22,029	1%	32,290	1%	162%	47%
Amortization of intangibles	21,186	2%	54,374	3%	145,696	4%	157%	168%

(1)
Percent of total revenues.

Cost of Revenues. Cost of revenues consists of traffic acquisition costs and other expenses associated with the production and usage of the Yahoo! Network.

Traffic Acquisition Costs ("TAC"). TAC consists of payments made to affiliates that have integrated our sponsored search offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! website. TAC payments commenced following our acquisition of Overture in October 2003 when we began offering sponsored search services. We enter into agreements of varying duration that involve TAC. There are generally three economic structures of the affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliate; variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks; or a combination of the two. We expense TAC under two methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Other cost of revenues. Other cost of revenues consists of fees paid to third parties for content included on our online media properties, Internet connection charges, server equipment depreciation, technology license fees and compensation related expenses.

Cost of revenues for the year ended December 31, 2004 increased approximately $940 million, or 263 percent, as compared to 2003. This reflects approximately $769 million of incremental cost of revenue related to acquisitions of which, approximately $703 million related to TAC associated with the Overture acquisition. The remainder of the increase represented increased costs for search serving, royalties and content, as well as increased costs for growing network usage and premium services. Cost of revenues for the year ended December 31, 2003 increased approximately $195 million, or 120 percent, as compared to 2002 of which $182 million was due to acquisitions, including $153 million associated with TAC.

Cost of revenues was 36 percent, 22 percent, and 17 percent of revenues in 2004, 2003, and 2002, respectively. The year over year increases mainly relate to the additional TAC described above.

We currently anticipate that cost of revenues will continue to increase in absolute dollars in 2005 compared to 2004. TAC, which is the largest component of our cost of revenues, increases as our sponsored search revenues increase. Additionally, we expect increased network usage which will drive higher internet connection charges and higher costs relating to the introduction of additional content for new and enhanced services.

Sales and Marketing. Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses for the year ended December 31, 2004, increased approximately $247 million, or 47 percent, as compared to the prior year. Sales and marketing expenses increased by approximately $136 million due to incremental costs related to acquisitions. The remainder of the increase was primarily due to increases of $25 million in advertising spending and $77 million in compensation and outside services expenses as we expanded our sales coverage model and increased our advertiser base and presence in certain territories. Sales and marketing expenses for the year ended December 31, 2003, increased approximately $101 million, or 23 percent, as compared to the prior year. Acquisitions provided approximately $37 million of this increase, $43 million was attributable to increased compensation and outside services expenses and $21 million to increased advertising spending.

Sales and marketing expenses in 2004, 2003 and 2002 as a percentage of revenues were 22 percent, 33 percent and 45 percent, respectively, and decreased as a result of the overall increase in revenues, and savings as a result of our overall effort to manage discretionary costs.

We currently believe that sales and marketing expenses will increase in absolute dollars in 2005 compared to 2004, as we continue to grow and expand our reach to advertisers and users and as we incur a full year of costs in 2005 related to acquisitions completed in 2004.

Product Development. Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! Network, classification and organization of listings within Yahoo! properties and research and development as well as depreciation expense and other operating costs.

Product development expenses for the year ended December 31, 2004, increased approximately $161 million, or 78 percent, as compared to the prior year. Product development expenses increased by approximately $104 million due to incremental costs related to acquisitions. The remainder of the increase was due to increases of $34 million of compensation related expenses and $14 million of depreciation expense. Product development expenses for the year ended December 31, 2003, increased approximately $66 million, or 46 percent, as compared to the prior year of which $35 million was due to acquisitions and the remainder to increased compensation expense. The year over year increases in compensation expense reflect our continued investment in the number of talented engineers who develop and build new properties and services in the Yahoo! Network, and enhance our existing properties and services. The increase in depreciation expense reflects our growing base of property and equipment.

Product development expenses in 2004, 2003 and 2002 as a percentage of revenues were 11 percent, 13 percent and 15 percent, respectively, and decreased as a result of the overall increase in revenues and savings as a result of our overall effort to manage discretionary costs.

We currently believe that product development expenses will increase in absolute dollars in 2005 compared to 2004, as we believe that continued investments in product development are required to remain competitive, and as we incur a full year of costs in 2005 related to acquisitions completed in 2004.

General and Administrative. General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses for the year ended December 31, 2004, increased approximately $106 million, or 67 percent, as compared to the prior year. General and administrative expenses increased by approximately $66 million due to incremental costs related to acquisitions. The remainder of the increase was primarily due to an increase of $24 million of professional services expenses and $16 million in compensation related expenses. The year over year increase in compensation related expense reflects expansion of our team in line with and to support increased compliance and infrastructure needs. General and administrative expenses for the year ended December 31, 2003, increased approximately $56 million, or 56 percent, as compared to the prior year. The increase was attributable to approximately

$17 million of costs related to acquisitions, $19 million to outside services and $12 million in compensation related expenses.

General and administrative expenses as a percentage of revenues were 7 percent, 10 percent, and 11 percent in 2004, 2003, and 2002, respectively. The decrease is a result of the overall increase in revenues and savings as a result of our overall effort to manage discretionary costs.

We currently believe that general and administrative expenses in absolute dollars will increase in 2005 compared to 2004, as we continue to invest in our infrastructure to support our continued organic growth and as we incur a full year of costs in 2005 related to acquisitions completed in 2004.

Stock Compensation. Stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with business combinations and other equity-based awards. This expense is generally being amortized using the accelerated amortization method in accordance with Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

The increase in stock compensation expense for the year ended December 31, 2004, was primarily a result of a full year of amortization expense relating to stock options assumed in acquisitions, as well as an increase in the issuance of restricted stock awards during the year. The increase from 2002 to 2003 was due to the stock compensation expense associated with acquisitions. Stock compensation expense was allocated as follows (in thousands):

	Years Ended December 31,
	2002	2003	2004

Sales and marketing	$1,424	$5,785	$9,620
Product development	1,702	10,526	12,010
General and administrative	5,276	5,718	10,660

Total stock compensation expense	$8,402	$22,029	$32,290

We believe that stock compensation expenses in absolute dollars will increase in 2005 compared to 2004. See Note 1 – "The Company and Summary of Significant Accounting Policies" in the consolidated financial statements for a discussion of the impact of the adoption of Financial Accounting Standards Board ("FASB") Statement No. 123R, "Share Based Payment" which will be effective July 1, 2005.

Amortization of Intangibles. We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

Amortization of intangibles was approximately $146 million, or four percent of revenues for the year ended December 31, 2004, compared to $54 million or three percent of revenues for 2003 and $21 million or two percent of revenues for 2002. The year-over-year increases in amortization of intangibles were the result of our continued acquisition activity which has resulted in increased amortizable intangible assets. As of December 31, 2004, we had net amortizable intangible assets of $481 million on our consolidated balance sheets.

Other Income, Net. Other income, net was as follows (in thousands):

	Years Ended December 31,
	2002	2003	2004

Interest and investment income	$63,200	$47,202	$60,830
Investment gains (losses), net	2,189	(1,223)	415,125
Other	3,898	1,527	20,488

Total other income, net	$69,287	$47,506	$496,443

Other income, net increased in 2004 primarily due to the sale of approximately four million shares of an investment in a publicly traded company which resulted in a gain of approximately $413 million, net of selling costs which is included in investment gains (losses), net. In addition, interest and investment income earned in 2004 was higher than 2003 as a result of larger invested balances. The remainder of the increase was due to $6 million of foreign exchange gains and other activities. In 2003, other income, net decreased approximately $22 million compared to 2002, primarily as a result of decreased interest and investment income, due to reduced interest rates on investments. Average interest rates were approximately 2.1 percent, 2.4 percent and 3.9 percent in 2004, 2003 and 2002, respectively.

Other income, net in future periods may fluctuate as a result of changes in our average investment balances held, changes in interest and foreign exchange rates, sales of investments, and impairments of investments.

Income Taxes. The provision for income taxes for 2004, 2003 and 2002 differs from the amount computed by applying the statutory federal rate principally due to foreign losses for which no tax benefit was provided, tax credits, decreased valuation allowance related to previous impairment write-downs of equity investments not benefited, and decreased valuation allowance related to utilization of previously realized capital losses not benefited.

Effective this year, a new subtotal is being presented in the consolidated statement of operations: Income before income taxes, earnings in equity interests, minority interests and cumulative effect of accounting change. Earnings in equity interests and minority interests in operations of consolidated subsidiaries are now presented below provision for income taxes. In accordance with generally accepted accounting principles, these items have consistently been presented net of income taxes. This presentation has also been adopted for prior periods. As a result of this change in presentation, the effective tax rate changed in prior periods.

The increase in the provision for income taxes in 2004 from 2003 of approximately $291 million was primarily a result of increases in federal and state income taxes, driven by higher pretax income in 2004 compared to 2003. This increase included an approximate $41 million valuation allowance decrease for 2004 compared to a $9 million valuation allowance increase for 2003. The change in valuation allowance from 2003 to 2004 was driven primarily by our ability to utilize previously realized capital losses against the capital gain we realized on the sale of an investment during the year. The effective tax rate for 2004 was 37 percent compared to 43 percent in 2003. The increase in the provision for income taxes in 2003 from 2002 of approximately $76 million was primarily a result of increases in federal and state income taxes, driven by higher pretax income in 2003 compared to 2002. This increase included an approximate $9 million valuation allowance increase for 2003 compared to $7 million for 2002. The change in valuation allowance from 2002 to 2003 was driven by an increase of foreign losses for which no tax benefit was provided for 2003 as compared to 2002. The effective tax rate for 2003 was 43 percent compared to 45 percent in 2002.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). Among other provisions, the Act includes a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad. We currently do not intend to repatriate foreign earnings under the Act. It is not anticipated that the other provisions of the Act will have a material impact on our effective tax rate.

Earnings in Equity Interests. Earnings in equity interests was approximately $95 million for the year ended December 31, 2004 compared to $48 million in 2003 and $22 million in 2002, as a result of our investment in Yahoo! Japan. See Note 8 – "Joint Ventures" in the consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries. Minority interests in operations of consolidated subsidiaries represents the minority holders' percentage share of income or losses from such subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries' results in our financial statements. Minority interests in income from operations of consolidated subsidiaries was approximately $2 million, $6 million, and $2 million for 2004, 2003, and 2002, respectively. See Note 8 – "Joint Ventures" in the consolidated financial statements for additional information.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the United States and International. Management relies on an internal management reporting process that provides revenue and segment operating income (loss) before depreciation and amortization for making financial decisions and allocating resources. Segment operating income (loss) before depreciation and amortization, includes income (loss) from operations before depreciation, amortization of intangible assets and amortization of stock compensation expense. Management believes that segment operating income (loss) before depreciation and amortization is an appropriate measure for evaluating the operational performance of the Company's segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income (loss) from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Summarized information by segment was as follows (dollars in thousands):

	Years Ended December 31,
							2002-2003 % Change	2003-2004 % Change
	2002	(1)	2003	(1)	2004	(1)

Revenues by segment:
United States	$806,598	85%	$1,355,153	83%	$2,653,437	74%	68%	96%
International	146,469	15%	269,944	17%	921,080	26%	84%	241%

Total revenues	$953,067	100%	$1,625,097	100%	$3,574,517	100%	71%	120%

(1)
Percent of total revenues.

	Years Ended December 31,
				2002-2003 % Change	2003-2004 % Change
	2002	2003	2004

Segment operating income (loss) before depreciation and amortization:
United States	$212,721	$441,372	$891,103	107%	102%
International	(6,742)	36,011	140,809	634%	291%

Total segment operating income before depreciation and amortization	205,979	477,383	1,031,912	132%	116%
Depreciation and amortization	(109,389)	(159,688)	(311,041)	46%	95%
Stock compensation expense	(8,402)	(22,029)	(32,290)	162%	47%

Income from operations	$88,188	$295,666	$688,581	235%	133%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in 2002, 2003, or 2004.

United States. United States revenues in 2004 increased approximately $1,298 million, or 96 percent as compared to the prior year. United States revenues in 2003 increased approximately $549 million, or 68 percent as compared to the prior year. The successive year-over-year growth can be attributed to a combination of acquisitions and organic growth. Incremental revenue from acquisitions contributed approximately $790 million and $226 million to the increases in 2004 and 2003, respectively. The remainder of the increases, $508 million in 2004 and $323 million in 2003 is primarily from strong growth in advertising across the entire Yahoo! Network. United States segment operating income before depreciation and amortization increased approximately $450 million, or 102 percent from 2003 to 2004 primarily as a result of the increase in revenues, as well as continued efforts to control discretionary spending. United States segment operating income before depreciation and amortization increased approximately $229 million, or 107 percent from 2002 to 2003 primarily as a result of the increase in revenues, as well as continued efforts to control discretionary spending.

International. International revenues in 2004 increased approximately $651 million, or 241 percent as compared to the prior year. International revenues in 2003 increased approximately $123 million, or 84 percent as compared to the prior year. The successive year-over-year growth can be attributed to a combination of acquisitions and organic growth. Incremental revenue from acquisitions contributed approximately $449 million and $53 million to the increases in 2004 and 2003, respectively. The remainder of the increase, approximately $202 million in 2004 and $70 million in 2003 is primarily from strong growth in advertising across the entire Yahoo! Network and the strengthening of the Asian and European markets in which we primarily operate. International segment operating income (loss) before depreciation and amortization increased approximately $105 million from 2003 to 2004, primarily due to the increase in revenues and continued efforts to control discretionary spending. International segment operating income (loss) before depreciation and amortization increased approximately $43 million from 2002 to 2003, primarily due to the increase in revenues and continued efforts to control discretionary spending.

International revenues accounted for approximately 26 percent of total revenues during 2004 as compared to 17 percent during 2003 and 15 percent during 2002. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will decrease for our International segment when the U.S. dollar strengthens against foreign currencies.

During 2004, the U.S. dollar weakened against the Euro and other foreign currencies as compared to 2003. Using the average foreign currency exchange rates from 2003, our international revenues for 2004 would have been lower than we reported using the actual exchange rates for 2004, by approximately $59 million, and our international segment operating income before depreciation and amortization would have been lower by approximately $10 million.

Acquisitions

In the two years ended December 31, 2004, the aggregate purchase price for all acquisitions was approximately $2.9 billion of which $2.1 billion was allocated to goodwill, $557 million to amortizable intangibles and the residual to net tangible assets.

Acquisitions completed in the last two years include the following:

  •
  March 2003 – Inktomi, a provider of Web search and paid inclusion services for a total purchase price of $290 million;

  •
  October 2003 – Overture, a provider of commercial search services, including sponsored search services for a total purchase price of $1,732 million;

  •
  January 2004 – 3721, a Hong Kong-based software development company; focused on keyword search technology for a total purchase price of $74 million;

  •
  April 2004 – Kelkoo, a European online comparison shopping service for a total purchase price of $571 million;

  •
  October 2004 – Musicmatch, a provider of personalized music software and services for a total purchase price of $157 million.

See Note 3 – "Acquisitions" in the consolidated financial statements for additional information relating to these acquisitions.

We may continue to evaluate possible acquisitions of, or investments in businesses, products, and technologies that are complementary to our business, which may require the use of cash.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition. Our revenues are generated from marketing services and fees. Marketing services revenue is generated from several offerings including: the display of textual, rich media and graphical advertisements, display of text based links to advertisers' listings, listing based services, and commerce based transactions. Fees revenue includes revenue from a variety of consumer and business fee-based services. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we have certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable) that may include placement on specific properties and content integration. We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) if an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangements should be reported gross as a principal versus net as an agent; and (6) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Deferred Income Tax Asset Valuation Allowance. We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing prudent and feasible tax planning strategies and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would likely increase stockholders' equity as substantially all of our net operating losses result from employee stock option deductions.

Goodwill and Other Intangible Assets. Our long-lived assets include goodwill and other intangible assets and as of December 31, 2004 had a net balance of $3 billion. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. See Note 4 – "Goodwill" in the consolidated financial statements for additional information. Based on our 2004 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated economic useful lives. We must record an impairment charge on these assets when we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the other intangible assets which could trigger impairment.

Recent Accounting Pronouncements

In March 2004, the Emergency Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides guidance on the meaning of "other-than-temporary" impairment and its application to certain marketable debt and equity securities accounted for under FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004 and have been reflected in Note 7 – "Investments" in the Financial Statements. We are currently evaluating the effect of this proposed statement on our results of operations and financial position.

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. We have not yet completed our analysis of the impact of adopting FASB Statement No. 123R and therefore we are currently unable to quantify its effect on our results of operations. However, we know that the adoption of this new statement will have a significant impact on the results of operations and net income per share as we will be required to expense the fair value of all share based payments.

Liquidity and Capital Resources

As of and for the years ended December 31, (dollars in thousands):

	2002	2003	2004

Cash and cash equivalents	$234,073	$415,892	$823,723
Marketable debt securities	1,299,965	2,150,323	2,918,539

Total cash, cash equivalents and marketable debt securities	$1,534,038	$2,566,215	$3,742,262

Percentage of total assets	55%	43%	41%

Net cash provided by operating activities	$302,448	$428,144	$1,089,821
Net cash used in investing activities	(384,007)	(1,342,337)	(1,292,849)
Net cash provided by (used in) financing activities	(21,810)	1,086,326	580,967

The Company's operating activities for each year in the three years ended December 31, 2004 have generated adequate cash to meet our operating needs. As of December 31, 2004, we had cash, cash equivalents, and marketable debt securities totaling $3.7 billion, an increase of $1.1 billion compared to $2.6 billion as of December 31, 2003. The principal components of the increase were cash generated from operating activities of $1.1 billion, proceeds of $503 million from the sale of marketable equity securities and proceeds of $651 million from the exercise of employee stock options, partially offset by cash used for acquisitions of $756 million, capital expenditures of $246 million and $70 million for share repurchase activities. Our investments in marketable equity securities which totaled $816 million as of December 31, 2004 are not included above.

As of December 31, 2004, approximately $45 million of earnings held by the Company's foreign subsidiaries are designated as indefinitely invested outside the United States. If these funds were required for our operations in the United States, we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our United States operations.

We invest excess cash predominantly in marketable debt securities that are highly liquid, of high-quality investment grade, and predominantly have effective maturities of less than two years. We also invest excess cash to expand our operations and for potential acquisitions, share repurchase activities or other transactions. As of December 31, 2004, certain of our marketable debt securities have a fair value below cost due to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment and expect to realize the full value of all of these investments upon maturity or sale.

We expect to continue to generate positive cash flow from operations in 2005. Management believes existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in additional dilution to our stockholders.

Cash flow changes

Cash provided by operating activities has been greater than net income in all three years presented mainly due to the net impact of non cash adjustments to income. Non cash adjustments include depreciation and amortization, tax benefits from stock options, cumulative effect of accounting change, earnings in equity interests, stock compensation expense, as well adjustments for gains and losses from the sale of investments. In 2003 and 2004, operating cash flows were reduced by cash used for working capital needs while in 2002, operating cash flows were positively impacted by changes in working capital balances. In all years, the most significant working capital change was the increase in our accounts receivable balance reflecting increases in revenues and accounts receivable related to both our organic business and to acquisitions. The days sales outstanding metric increased slightly from 2003 to 2004 but remained relatively flat from 2002 to 2003. In 2004, there was also a significant increase in accrued expenses and other current liabilities that provided a positive working capital change. This increase was mainly due to a higher accrual balance for TAC payments to affiliates arising from increased sponsored search revenue in 2004.

Cash used in investing activities is primarily attributable to net purchases of marketable debt securities, capital expenditures and cash consideration used in acquisitions. We reinvested our cash into marketable debt securities in net amounts of $157 million, $848 million and $807 million in 2002, 2003 and 2004, respectively. Our capital expenditures totaled $52 million, $117 million and $246 million in 2002, 2003 and 2004, respectively. In each year our capital expenditures were primarily for purchases of information technology assets to support our expanding offerings, our increased number of users and our international growth. Cash used as consideration for acquisitions, net of cash acquired was $189 million, $376 million and $756 million in 2002, 2003 and 2004, respectively. In 2004 our net cash consideration was primarily expended on the acquisitions of Kelkoo, 3721 and Musicmatch. The acquisitions of HotJobs in 2002 and Inktomi and Overture in 2003 were the main uses of the net cash consideration in these years, although these acquisitions were also partially funded with our stock. In 2004, we generated $503 million of cash from the sale of marketable equity securities, for which there was no comparable transaction in either 2003 or 2002.

Cash provided by (used in) financing activities is driven by our financing activities relating to employee option exercises, stock repurchases and debt financing. Cash proceeds from employee option exercises have increased from $78 million in 2002 to $353 million in 2003 and $651 million in 2004 as our employee numbers and stock price have risen in each successive year. During the year ended December 31, 2004, we entered into two structured stock repurchase transactions which settle in cash or stock depending on the market price of our common stock on the date of maturity. In February 2004, we entered into a six month structured stock repurchase transaction in the amount of $50 million which matured in August 2004 resulting in us receiving a cash settlement of $54 million. In August 2004, we entered into a

$100 million transaction which will mature in four separate tranches through March 31, 2005. One of the four tranches matured and settled in December 2004, resulting in us receiving a cash settlement of $26 million. On each of the remaining maturity dates, if the market price of our common stock is at or above the pre-determined price agreed in connection with such transaction, which ranges from $25.41 to $26.74 for the remaining three tranches, we will have our investment returned with a premium. If the market price of our common stock is below the pre-determined price, we will repurchase shares of our common stock, up to an aggregate of 3.1 million shares for the remaining three tranches. In 2003, we generated net cash proceeds of $733 million from the issuance of long term convertible debt as further described below. Cash provided by financing activities will be used for general corporate purposes, including potential future acquisitions or other transactions.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the "Notes") which are due in April 2008. These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur. Upon conversion, we have the right to deliver cash in lieu of common stock. As of December 31, 2004, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning January 1, 2005 and ending March 31, 2005. We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value. We may not redeem the Notes prior to their maturity. See Note 9 – "Long-Term Debt" in the consolidated financial statements for additional information related to the long-term debt.

Subsequent to December 31, 2004, we repurchased 4,907,230 shares of our common stock in open market transactions at an average price of approximately $33.60 per share, for a total amount of approximately $165 million. Additionally, we entered into a $100 million structured stock repurchase transaction which will mature in two separate tranches in June 2005 and August 2005, respectively. On each of the maturity dates, if the market price of Yahoo! common stock is at or above $30.69 for the June 2005 maturing tranche and $31.49 for the August 2005 maturing tranche, we will have our investment returned with a premium. If the market price of the Yahoo! common stock is below the pre-determined prices, we will repurchase shares of our common stock, up to an aggregate of 3.4 million shares.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures, and are currently expected to increase in 2005 as we invest in the expansion of our network and offerings. We continue to increase capital expenditures and operating lease commitments, which is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual Obligations and Commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2004 (in millions):

	Payments due by period
	Total	Due in 2005	Due in 2006-2007	Due in 2008-2009	More than 5 years

Long-term debt(1)	$750	$–	$–	$750	$–
Operating lease obligations(2)	409	44	75	67	223
Affiliate commitments(3)	390	99	291	–	–
Non-cancelable obligations(4)	75	59	16	–	–

Total contractual obligations	$1,624	$202	$382	$817	$223

(1)
The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. See Note 9 – "Long-Term Debt" in the consolidated financial statements for additional information related to the long-term debt.

(2)
We have entered into various non-cancelable operating lease agreements for our offices throughout the United States, and for our international subsidiaries with original lease periods up to 23 years and expiring between 2005 and 2027.

(3)
We are obligated to make payments under contracts to provide sponsored search services to our affiliates, which represent traffic acquisition costs.

(4)
We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements.

As of December 31, 2003 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Commitments

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria. The earn-out payment is not included in the contractual obligations table.

On January 2, 2004, we completed the acquisition of 3721. In January 2004, approximately $51 million in cash consideration was paid. Under the terms of the acquisition, we also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder of which will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met. As of December 31, 2004, we recorded an additional $20 million of additional purchase price and $3 million of additional operating expense, as 3721 achieved certain performance-based milestones. As of December 31, 2004, these amounts were included in accrued expenses and other current liabilities and will be paid in 2005. The remaining contingent payment of up to $35 million is not included in the contractual obligations table below. See Note 3 – "Acquisitions" in the consolidated financial statements for additional information related to this acquisition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2004 and 2003 we had investments in debt securities with effective maturities between three months and one year of approximately $1.9 billion and $894 million, respectively. Such investments had a weighted-average yield of approximately 2.37 percent and 1.92 percent, respectively. As of December 31, 2004 and 2003 we had investments in debt securities with effective maturities between one and five years of approximately $1.0 billion and $1.3 billion respectively. Such investments had a weighted average yield of approximately 2.98 percent and 2.37 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $25 million decrease (approximately one percent) in the fair value of our available-for-sale securities as of December 31, 2004 and 2003.

The fair market value of the zero coupon senior convertible notes (the "Notes") is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations. As of December 31, 2004 and 2003, the fair value of the Notes was approximately $1.4 billion and $966 million, respectively based on quoted market prices.

Foreign Currency Risk. International revenues accounted for approximately 26 percent of total revenues during 2004 as compared to 17 percent during 2003. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will decrease for our International segment when the U.S. dollar strengthens against foreign currencies.

During 2004, the U.S. dollar weakened against the Euro and other foreign currencies as compared to 2003. Using the average foreign currency exchange rates from 2003, our international revenues for 2004 would have been lower than we reported using the actual exchange rates for 2004, by approximately $59 million and our international segment operating income before depreciation and amortization would have been lower by approximately $10 million.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. When there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. During 2004, we recorded foreign currency transaction gains, realized and unrealized, of approximately $6 million as compared to $3 million and $2 million in 2003 and 2002, respectively, which are recorded in other income, net on the consolidated statement of operations.

Investment Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2004 and 2003, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from both the sale of investments, as well as mergers and acquisitions of companies in which we have invested. As of December 31, 2004, we had available-for-sale equity investments with a fair value of approximately $812 million, classified as current assets and included on the consolidated balance sheets as marketable equity securities. These equity investments have a total cost basis of approximately $10 million. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our financial position and/or operating results in future periods. Using a hypothetical reduction of 10 percent in the stock price of each of our equity securities, the fair value of our equity investments would decrease by approximately $80 million as of December 31, 2004. Our investments in available-for-sale equity investments were not material as of December 31, 2003.

Item 8. Financial Statements and Supplementary Data

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	49
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004	51
Consolidated Balance Sheets at December 31, 2003 and 2004	52
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	53
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2004	55
Notes to Consolidated Financial Statements	56
Financial Statement Schedules:
II – Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2004	88
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2004	89

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

We have completed an integrated audit of Yahoo! Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the accompanying consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed in Note 2 to the accompanying consolidated financial statements, during 2004, the Company adopted EITF Issue No. 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings per Share."

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 11, 2005

Consolidated Statements of Operations  YAHOO! INC.
(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2003	2004

Revenues	$953,067	$1,625,097	$3,574,517
Cost of revenues	162,881	358,103	1,298,559

Gross profit	790,186	1,266,994	2,275,958

Operating expenses:
Sales and marketing	429,968	530,613	778,029
Product development	141,766	207,285	368,760
General and administrative	100,676	157,027	262,602
Stock compensation expense*	8,402	22,029	32,290
Amortization of intangibles	21,186	54,374	145,696

Total operating expenses	701,998	971,328	1,587,377

Income from operations	88,188	295,666	688,581
Other income, net	69,287	47,506	496,443

Income before income taxes, earnings in equity interests, minority interests and cumulative effect of accounting change	157,475	343,172	1,185,024
Provision for income taxes	(71,290)	(147,024)	(437,966)
Earnings in equity interests	22,301	47,652	94,991
Minority interests in operations of consolidated subsidiaries	(1,551)	(5,921)	(2,496)

Net income before cumulative effect of accounting change	106,935	237,879	839,553
Cumulative effect of accounting change	(64,120)	–	–

Net income	$42,815	$237,879	$839,553

Net income per share – basic:
Net income per share before cumulative effect of accounting change	$0.09	$0.19	$0.62
Cumulative effect of accounting change per share	(0.05)	–	–

Net income per share – basic	$0.04	$0.19	$0.62

Net income per share – diluted:
Net income per share before cumulative effect of accounting change	$0.09	$0.18	$0.58
Cumulative effect of accounting change per share	(0.05)	–	–

Net income per share – diluted	$0.04	$0.18	$0.58

Shares used in per share calculation – basic	1,187,677	1,233,480	1,353,439

Shares used in per share calculation – diluted	1,220,120	1,310,796	1,452,499

*Stock compensation expense by function:
Sales and marketing	$1,424	$5,785	$9,620
Product development	1,702	10,526	12,010
General and administrative	5,276	5,718	10,660

Total stock compensation expense	$8,402	$22,029	$32,290

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets  YAHOO! INC.
(in thousands, except par values)

	December 31,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$415,892	$823,723
Marketable debt securities	893,625	1,875,964
Marketable equity securities	–	812,288
Accounts receivable, net of allowance of $31,961 and $34,215, respectively	282,415	479,993
Prepaid expenses and other current assets	129,777	98,507

Total current assets	1,721,709	4,090,475
Long-term marketable debt securities	1,256,698	1,042,575
Property and equipment, net	449,512	531,696
Goodwill	1,805,561	2,550,957
Intangible assets, net	445,640	480,666
Other assets	252,534	481,832

Total assets	$5,931,654	$9,178,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,890	$48,205
Accrued expenses and other current liabilities	483,628	853,115
Deferred revenue	192,278	279,387

Total current liabilities	707,796	1,180,707
Long-term deferred revenue	–	65,875
Long-term debt	750,000	750,000
Other long-term liabilities	72,890	35,907
Commitments and contingencies (Note 13)
Minority interests in consolidated subsidiaries	37,478	44,266
Stockholders' equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	–	–
Common Stock, $0.001 par value; 10,000,000 shares authorized; 1,321,408 and 1,383,584 issued and outstanding, respectively	1,354	1,416
Additional paid-in capital	4,340,514	5,682,884
Deferred stock-based compensation	(52,374)	(28,541)
Treasury stock	(159,988)	(159,988)
Retained earnings	230,386	1,069,939
Accumulated other comprehensive income	3,598	535,736

Total stockholders' equity	4,363,490	7,101,446

Total liabilities and stockholders' equity	$5,931,654	$9,178,201

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows  YAHOO! INC.
(in thousands)

	Years Ended December 31,
	2002	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,815	$237,879	$839,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,389	159,688	311,041
Tax benefits from stock options	60,406	124,852	408,976
Cumulative effect of accounting change	64,120	–	–
Earnings in equity interests	(22,301)	(47,652)	(94,991)
Minority interests in operations of consolidated subsidiaries	1,551	5,921	2,496
Stock compensation expense	8,402	22,029	32,290
(Gains)/losses from sales of investments, assets, and other, net	(109)	11,047	(394,028)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(30,798)	(122,220)	(162,690)
Prepaid expenses and other assets	29,555	16,835	(12,217)
Accounts payable	4,507	(12,889)	(3,570)
Accrued expenses and other liabilities	(9,904)	(640)	113,953
Current deferred revenue	14,815	33,294	49,008
Long-term deferred revenue	30,000	–	–

Net cash provided by operating activities	302,448	428,144	1,089,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(51,553)	(117,329)	(245,501)
Purchases of marketable debt securities	(1,644,880)	(4,686,286)	(3,449,155)
Proceeds from sales and maturities of marketable debt securities	1,487,851	3,837,940	2,642,621
Acquisitions, net of cash acquired	(189,168)	(376,236)	(755,707)
Proceeds from the sales of marketable equity securities	20,705	1,928	502,806
Other investing activities, net	(6,962)	(2,354)	12,087

Net cash used in investing activities	(384,007)	(1,342,337)	(1,292,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	–	733,125	–
Proceeds from issuance of common stock, net	78,190	353,201	650,525
Repurchase of common stock	(100,000)	–	–
Structured stock repurchase, net	–	–	(69,558)

Net cash provided by (used in) financing activities	(21,810)	1,086,326	580,967

Effect of exchange rate changes on cash and cash equivalents	3,556	9,686	29,892

Net change in cash and cash equivalents	(99,813)	181,819	407,831
Cash and cash equivalents at beginning of year	333,886	234,073	415,892

Cash and cash equivalents at end of year	$234,073	$415,892	$823,723

Consolidated Statements of Cash Flows  YAHOO! INC. (Continued)
(in thousands, unless otherwise stated)

Supplemental cash flow disclosures:

Income taxes paid and interest paid were not material during the years ended December 31, 2002, 2003, and 2004.

During the year ended December 31, 2002, the Company acquired property and equipment for approximately $259 million, which was funded through restricted long-term investments. See Note 13 – "Commitments and Contingencies" for additional information.

Acquisition-related activities:

	Years Ended December 31,
	2002	2003	2004

Cash paid for acquisitions	$242,452	$581,519	$815,136
Cash acquired in acquisitions	(53,284)	(205,283)	(59,429)

	$189,168	$376,236	$755,707

Common stock and common stock options issued in connection with acquisitions	$225,528	$1,428,259	$4,231

During the years ended December 31, 2002, and 2003, the Company issued approximately 24 million and 79 million shares of common stock, respectively, in connection with acquisitions. No shares of common stock were issued during the year ended December 31, 2004. See Note 3 – "Acquisitions" for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity  YAHOO! INC.
(in thousands)

	Years Ended December 31,
	2002	2003	2004

Common Stock
Balance, beginning of year	$1,162	$1,222	$1,354
Common stock issued	60	132	62

Balance, end of year	1,222	1,354	1,416

Additional paid-in capital
Balance, beginning of year	2,070,084	2,431,903	4,340,514
Common stock issued and stock options assumed	307,171	1,791,760	667,212
Tax benefits from stock options	54,648	116,851	744,716
Structured stock repurchases, net	–	–	(69,558)

Balance, end of year	2,431,903	4,340,514	5,682,884

Deferred stock-based compensation
Balance, beginning of year	(3,255)	(2,292)	(52,374)
Common stock issued and stock options assumed	(7,439)	(72,111)	(8,457)
Stock compensation expense	8,402	22,029	32,290

Balance, end of year	(2,292)	(52,374)	(28,541)

Treasury stock
Balance, beginning of year	(59,988)	(159,988)	(159,988)
Repurchase of common stock	(100,000)	–	–

Balance, end of year	(159,988)	(159,988)	(159,988)

Retained earnings (accumulated deficit)
Balance, beginning of year	(50,308)	(7,493)	230,386
Net income	42,815	237,879	839,553

Balance, end of year	(7,493)	230,386	1,069,939

Accumulated other comprehensive income
Balance, beginning of year	9,322	(1,082)	3,598
Net unrealized gains (losses) on available-for-sale securities, net of tax	(8,636)	(6,705)	471,425
Foreign currency translation adjustment	(1,768)	11,385	60,713

Balance, end of year	(1,082)	3,598	535,736

Total stockholders' equity	$2,262,270	$4,363,490	$7,101,446

Comprehensive income
Net income	$42,815	$237,879	$839,553
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities before tax	(14,396)	(11,151)	785,688
Tax impact of net unrealized gains (losses)	5,760	4,446	(314,263)

Net unrealized gains (losses) on available-for-sale securities, net of tax	(8,636)	(6,705)	471,425
Foreign currency translation adjustment	(1,768)	11,385	60,713

Comprehensive income	$32,411	$242,559	$1,371,691

	Number of Shares
Common Stock
Balance, beginning of year	1,151,040	1,189,720	1,321,408
Common stock issued	60,828	131,688	62,176
Repurchase of common stock	(22,148)	–	–

Balance, end of year	1,189,720	1,321,408	1,383,584

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements  YAHOO! INC.

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries, ("Yahoo!" or the "Company") is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo! seeks to provide Internet services that are essential and relevant to users and businesses through the provision of online properties (the "Yahoo! Network") to Internet users and a range of tools and marketing solutions for businesses to market to that community of users.

Stock Split. On April 7, 2004, the Yahoo! Board of Directors approved a two-for-one split of the Company's shares of common stock effected in the form of a stock dividend. As a result of the stock split, Yahoo! stockholders received one additional share of Yahoo! common stock for each share of common stock held of record on April 26, 2004. The additional shares of Yahoo! common stock were distributed on May 11, 2004. All share and per share amounts in these consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Basis of Presentation. The consolidated financial statements include the accounts of Yahoo! and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method and are included in other assets on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition.

Certain prior year balances have been reclassified to conform to the current year presentation. Effective this year, a new subtotal is being presented in the consolidated statement of operations: Income before income taxes, earnings in equity interests, minority interests and cumulative effect of accounting change. Earnings in equity interests and minority interests in operations of consolidated subsidiaries are now presented below the provision for income taxes. In accordance with generally accepted accounting principles, these items have consistently been presented net of income taxes. This presentation has also been adopted for prior periods. In addition, the Company has made reclassifications in the consolidated balance sheets related to the classification of auction rate securities. Certain of these securities were included in the cash and cash equivalents line on the balance sheet in prior years. These amounts have been reclassified to short term marketable debt securities. See Note 7 – "Investments" for additional information.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted for pro forma disclosure purposes. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

Revenue Recognition. The Company's revenues are derived principally from services, which comprise marketing services for businesses and offerings to users. The Company classifies these revenues as marketing services and fees.

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 "Revenue Recognition," ("SAB 104") and Financial Accounting Standard Board's Emerging

Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured. In accordance with EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Product," the Company accounts for cash consideration given to customers, who do not receive a separately identifiable benefit or can not reasonably estimate fair value, as a reduction of revenue rather than as an expense.

Marketing Services revenue is generated from several offerings including: the display of textual, rich media and graphical advertisements, display of text based links to advertiser's listings, listing based services, and commerce based transactions.

The Company recognizes revenue related to the display of advertisements on the Yahoo! Network as "impressions" are delivered. "Impressions" are the number of times that an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to three years, and in the majority of cases, the terms are less than one year or may be terminated at any time by the advertiser. Some of these advertising agreements involve multiple element arrangements (arrangements with more than one deliverable) that may include placement on specific properties, and content integration.

The Company generates revenue from the display of text based links to the websites of its advertisers which are placed on the Yahoo! Network as well as on the websites of third party entities (which the Company refers to as "affiliates") who have integrated the Company's sponsored search offerings into their websites. The Company recognizes revenue from these arrangements as "click-throughs" occur. "Click-throughs" are defined as the number of times a user clicks on an advertiser's listing. The Company pays affiliates based on click-throughs on the advertiser's listings that are displayed on the websites of these affiliates. These payments are called traffic acquisition costs. In accordance with EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the revenue derived from these arrangements that involve traffic supplied by affiliates is reported gross of the payment to affiliates. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

Listing revenue is generated from a variety of consumer and business listings-based services, including access to the HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other search services. The Company recognizes listings revenue when the services are performed.

Transaction revenue is generated from facilitating commerce-based transactions through the Yahoo! Network, principally from Yahoo!'s commerce properties including Yahoo! Travel and Yahoo! Shopping. The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred, for example, when travel arrangements are booked through Yahoo! Travel.

Fees revenue consists of revenues generated from a variety of consumer and business fee-based services, including internet broadband and dial-up services, premium mail, music and personals offerings as well as services for small businesses. The Company recognizes fees revenue when the services are performed.

Short-term deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition. Long-term deferred revenue arose on the settlement of a litigation dispute. See Note 14 – "Litigation Settlement" for additional information.

Traffic Acquisition Costs. Traffic acquisition costs consist of payments made to affiliates that have integrated the Company's sponsored search offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! website. The Company enters into agreements of varying duration that involve these traffic acquisition costs. There are generally three economic structures of the affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliate; variable payments based on a percentage of the Company's revenue or based on a certain metric, such as number of searches or paid clicks; or a combination of the two. The Company expenses, as cost of revenues, traffic acquisition costs associated with affiliate arrangements under two methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers. Agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Internal Use Software and Website Development Costs. The Company has capitalized certain internal use software and Website development costs totaling approximately $11 million, $11 million, and $19 million during 2002, 2003, and 2004, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2002, 2003 and 2004, the amortization of capitalized costs totaled approximately $9 million, $9 million and $11 million, respectively. Capitalized internal use software and Website development costs are included in property and equipment, net.

Product Development. Product development costs consist primarily of payroll and related expenses incurred for enhancements to and maintenance of the Company's network, classification and organization of listings within Yahoo! properties, research and development expenses, amortization of capitalized Website development costs, and other operating costs.

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $94 million, $115 million, and $160 million for 2002, 2003, and 2004, respectively.

Stock-Based Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2003	2004

Net income (loss):
As reported	$42,815	$237,879	$839,553
Add: Stock compensation expense included in reported net income, net of related tax effects	5,041	12,987	19,374
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects	(389,045)	(183,515)	(235,728)

Pro forma net income (loss)	$(341,189)	$67,351	$623,199

Net income (loss) per share:
As reported – basic	$0.04	$0.19	$0.62
As reported – diluted	$0.04	$0.18	$0.58
Pro forma – basic	$(0.29)	$0.05	$0.46
Pro forma – diluted	$(0.29)	$0.05	$0.43

See Note 12 – "Employee Benefits" for the assumptions and methodology used to determine the fair value of stock-based compensation.

See "Recent Accounting Pronouncements" below regarding the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R ("SFAS 123R"), "Share-Based Payment."

Income Taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities and are measured using the currently enacted tax rates and laws. The provision for income taxes comprises the Company's current tax liability and change in deferred income tax assets and liabilities. A valuation allowance is provided to reduce deferred income tax assets to the amount that, based on available evidence, is more likely than not to be realized.

Comprehensive Income. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Items of comprehensive income for the Company are unrealized gains and losses on available-for-sale securities, net of tax, and foreign currency translation adjustments which are added to net income to compute comprehensive income.

Cash and Cash Equivalents, Short and Long-Term Investments. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers which are classified as marketable debt securities. All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Investments with effective maturities of less than twelve months from the balance sheet date are considered short-term investments. Investments with effective maturities greater than twelve months from the balance sheet date are considered long-term investments.

The Company's marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for securities is determined based on quoted market prices as of the valuation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method.

The Company has investments in equity instruments of privately-held companies. These investments are included in other long-term assets and are generally accounted for under the cost method, as the Company does not have the ability to exercise significant influence over operations. The Company monitors its investments for impairment by considering current factors including economic environment, market conditions and operational performance and other specific factors relating to the business underlying the investment, and records reductions in carrying values when necessary. The fair value for privately held securities is estimated using the best available information as of the valuation date, including the quoted market prices of comparable public companies, recent financing rounds of the investee and other investee specific information, in accordance with Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

The Company accounts for derivatives under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The derivatives held by the Company as of December 31, 2004 comprise warrants to purchase equity instruments in public and private companies at specified prices over original terms varying from 4 to 10 years. These warrants are held for business and strategic purposes. During the year ended December 31, 2004, the Company entered into a derivative contract to sell certain securities. As of December 31, 2004, the contract was completed. During 2002, 2003 and 2004, the realized and unrealized gains on derivatives recorded in other income, net were not material to the consolidated results of operations.

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, and accounts receivable. As of December 31, 2004, substantially all of the Company's cash, cash equivalents, and investments were managed by four financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. The Company makes judgment as to its ability to collect outstanding receivables based primarily on management's evaluation of the customer's financial condition, past collection history and overall aging of the receivables. Historically, such losses have been within management's expectations. As of December 31, 2003 and 2004, no one customer accounted for 10 percent or more of the accounts receivable balance. The fair value of marketable equity securities held by the Company was approximately $816 million as of December 31, 2004. The fair value of these investments is subject to fluctuation based on market prices.

Long-Lived Assets.

Property and Equipment. Buildings are stated at cost and depreciated using the straight-line method over the estimated useful lives of 25 years. Leasehold improvements are amortized over the shorter of the lease term and five years. Computers and equipment, and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. The Company recognized depreciation expense on property and equipment of approximately $88 million, $105 million, and $165 million for 2002, 2003, and 2004, respectively.

Goodwill. Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of the Company's reporting units exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the Company's reporting unit's goodwill with the carrying amount of that goodwill.

Intangible Assets Other than Goodwill. Intangible assets other than goodwill are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the economic lives of the respective assets, generally two to seven years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

Foreign Currency. The functional currency of the Company's international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders' equity. Net gains and losses resulting from foreign exchange transactions are included in other income, net and were not significant during the periods presented.

Recent Accounting Pronouncements

In March 2004, the EITF reached a consensus on EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides guidance on the meaning of "other-than-temporary" impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities in periods beginning after June 15, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share based payments.

Note 2 BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company's zero coupon senior convertible notes (the "Notes") (using the if-converted method). For 2002, 2003 and 2004, approximately 157 million, 87 million and 50 million options to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the year. See Note 9 – "Long-Term Debt" for additional information related to the Notes.

The Company also accounts for the earnings per share impact of its Notes in accordance with EITF Issue No. 04-08, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-08"). EITF 04-08 requires that contingently convertible debt be accounted for as convertible debt and included in diluted earnings per share computations regardless of whether the market price trigger (or other contingent feature) has been met. The consensus was effective retroactively beginning with reporting periods ending after December 15, 2004. The Company issued its Notes in April 2003 and the number of diluted shares in the year ended December 31, 2003 has been revised to include the shares related to the issuance of the Notes. The inclusion of these shares resulted in a decrease of $0.01 to previously reported diluted earnings per share for the year ended December 31, 2003.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2003	2004

Numerator:
Net income before cumulative effect of accounting change	$106,935	$237,879	$839,553
Cumulative effect of accounting change	(64,120)	–	–

Net income	$42,815	$237,879	$839,553

Denominator:
Weighted average common shares and denominator for basic calculation	1,187,677	1,233,480	1,353,439

Weighted average effect of dilutive securities:
Employee stock options	32,443	50,681	62,475
Convertible debt securities	–	26,635	36,585

Denominator for diluted calculation	1,220,120	1,310,796	1,452,499

Net income per share – basic:
Net income per share before cumulative effect of accounting change	$0.09	$0.19	$0.62
Cumulative effect of accounting change per share	(0.05)	–	–

Net income per share – basic	$0.04	$0.19	$0.62

Net income per share – diluted:
Net income per share before cumulative effect of accounting change	$0.09	$0.18	$0.58
Cumulative effect of accounting change per share	(0.05)	–	–

Net income per share – diluted	$0.04	$0.18	$0.58

Note 3 ACQUISITIONS

The following table summarizes the purchase acquisitions completed during the three years in the period ended December 31, 2004 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles

2002
HotJobs	$439	$282	$99
Other acquisitions	13	7	1
2003
Inktomi	290	217	49
Overture	1,732	1,155	354
2004
3721	74	59	12
Kelkoo	571	454	107
Musicmatch	157	172	21
Other acquisitions	49	41	14

Acquisition completed in 2002

HotJobs. In February 2002, the Company completed the acquisition of HotJobs.com, Ltd., ("HotJobs"), a recruiting solutions company, which became part of its search and marketplace offerings and generates revenue primarily through listings and subscription fees for access to the HotJobs' database. Through this acquisition, the Company gained a meaningful presence in the online segment of the recruiting marketplace. This is consistent with the Company's strategy of building a diversified global business and providing solutions for users and business partners. These factors contributed to a purchase price in excess of fair market value of the HotJobs' net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with the transaction.

The total purchase price of approximately $439 million consisted of $192 million in Yahoo! common stock, representing approximately 24 million shares, $206 million in cash consideration, $34 million related to approximately 7 million stock options exchanged and direct transaction costs of $7 million. The $206 million of total cash consideration less cash acquired of approximately $53 million resulted in a net cash outlay of approximately $153 million. The value of the common stock was determined based on the average market price of Yahoo! common stock over the 5-day period surrounding the date the terms of the exchange offer were finalized in February 2002. The value of the stock options was determined using the Black-Scholes option valuation model.

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

Amortizable intangible assets acquired have estimated useful lives not exceeding seven years. No amount has been allocated to in-process research and development. Goodwill of $282 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

Acquisitions completed in 2003

Inktomi. On March 19, 2003, the Company completed the acquisition of Inktomi Corporation ("Inktomi"), a provider of Web search and paid inclusion services on the Internet. The acquisition combined the Company's global audience and Inktomi's search technology to allow the Company to create a more relevant, comprehensive and higher quality search offering on the Web. In February 2004, the Company launched its own branded algorithmic search technology, Yahoo! Search Technology, based on Inktomi's search technology and began deployment on a worldwide basis. These factors contributed to a purchase price in excess of the fair value of the Inktomi net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of approximately $290 million consisted of $273 million in cash consideration, $14 million related to 2 million stock options exchanged, and direct transaction costs $3 million. The $273 million of total cash consideration less cash acquired of approximately $45 million resulted in a net cash outlay of $228 million. The value of the stock options was determined using the Black-Scholes option valuation model.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$44,610
Other tangible assets acquired	27,522
Amortizable intangible assets
Existing technology and patents	25,900
Customer contracts and related relationships	23,500
Goodwill	217,425

Total assets acquired	338,957
Liabilities assumed	(50,638)
Deferred stock-based compensation	1,287

Total	$289,606

The amortizable intangible assets have useful lives not exceeding five years. No amount has been allocated to in-process research and development. Goodwill of $217 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Liabilities assumed included approximately $23 million of restructuring costs associated with the acquisition, $6 million of which related to workforce reduction and the remainder related to excess facilities. As of December 31, 2004, approximately $12 million remains related to excess facilities. This amount includes estimated sub-lease income based on current comparable rates for leases in the respective markets. If facilities rental rates continue to decrease in these markets or if it takes longer than expected to sublease these facilities, the maximum amount the actual loss could exceed the original estimate is approximately $2 million.

Overture. On October 7, 2003, the Company completed the acquisition of Overture Services, Inc. ("Overture"), a provider of commercial search services on the Internet, including sponsored search services. The Company believed that the combined assets would further position it as a leader in the Internet advertising sector. Together, the two companies would be able to provide a diversified suite of integrated marketing solutions, including branding, paid placement, graphical ads, text-links, multimedia, and contextual advertising. These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from Overture, and as a result, the Company has recorded goodwill in connection with this transaction.

Under the terms of the acquisition agreement, each outstanding share of Overture was exchanged for 1.2216 shares of Yahoo! common stock, representing approximately 79 million shares valued at $1.3 billion, and $4.75 in cash, which amounts to $309 million in aggregate cash, and together with $136 million related to 19 million stock options exchanged and direct transaction costs of $10 million which resulted in an aggregate purchase price of $1.7 billion. The approximate $309 million of total cash consideration less cash acquired of $161 million resulted in a net cash outlay of $148 million. The value of the common stock was determined based on the average market price of the common stock over the 5-day period surrounding the date the acquisition was announced in July 2003. The value of the stock options was determined using the Black-Scholes option valuation model.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$160,673
Other tangible assets acquired	237,632
Amortizable intangible assets
Existing technology and patents	134,300
Affiliate and advertiser contracts and related relationships	202,300
Trade name, trademark, and domain name	17,300
Goodwill	1,155,068

Total assets acquired	1,907,273
Liabilities assumed	(242,868)
Deferred stock-based compensation	67,213

Total	$1,731,618

The amortizable intangible assets have useful lives not exceeding five years. No amount has been allocated to in-process research and development. Goodwill of $1.2 billion represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Other tangible assets acquired of approximately $238 million included long-term prepaid traffic acquisition costs paid by Overture to Yahoo! of $30 million. Liabilities assumed of approximately $243 million included a current liability for traffic acquisition costs owed by Overture to Yahoo! of $28 million. Liabilities assumed included approximately $26 million of restructuring costs associated with the acquisition, $18 million of which related to workforce reduction and $8 million related to excess facilities. As of December 31, 2004, approximately $1 million remains related to severance costs and $1 million related to excess facilities.

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

	Years Ended December 31,
	2002	2003

Revenues	$1,604,786	$2,257,027
Net income (loss) before cumulative effect of accounting change	(163,592)	200,904
Net income (loss)	(227,712)	200,904
Net income (loss) per share – basic:
Net income (loss) per share before cumulative effect of accounting change	$(0.13)	$0.16
Net income (loss) per share	$(0.18)	$0.16
Net income (loss) per share – diluted:
Net income (loss) per share before cumulative effect of accounting change	$(0.13)	$0.15
Net income (loss) per share	$(0.18)	$0.15

Acquisitions completed in 2004

3721. On January 2, 2004, the Company completed the acquisition of all of the outstanding capital shares of 3721 Network Software Company Limited ("3721"), a Hong Kong-based software development company. The acquisition combined the Company's global audience and 3721's keyword search technology to enable the Company to continue improving its global search services. These factors contributed to a purchase price in excess of the fair value of 3721's net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of approximately $74 million consisted of $51 million in cash consideration, $2 million related to stock options exchanged, direct transaction costs of $1 million and $20 million related to a contingent earnout that will be paid in 2005. The total cash consideration of approximately $51 million less cash acquired of approximately $7 million resulted in an initial net cash outlay of $44 million.

Under the terms of the acquisition, the Company has contingently agreed to pay an additional amount of cash up to a maximum of $35 million per year for two years ending December 31, 2005. The total maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met. At December 31, 2004, the Company recorded an additional $20 million of purchase price and $3 million of additional operating expense, as 3721 achieved certain performance-based milestones. As of December 31, 2004, these amounts were included in accrued expenses and other current liabilities and will be paid in 2005.

The allocation of the purchase price, excluding the remaining contingent payment, to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$6,917
Other tangible assets acquired	4,498
Amortizable intangible assets
Trade name, trademark, and domain name	1,000
Customer, affiliate, and advertiser related relationships	7,600
Developed technology and patents	3,800
Goodwill	59,397

Total assets acquired	83,212
Liabilities assumed	(11,186)
Deferred stock-based compensation	1,757

Total	$73,783

The amortizable intangible assets have useful lives not exceeding five years. No amount has been allocated to in-process research and development, and approximately $59 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

Kelkoo. On April 5, 2004, the Company completed the acquisition of a majority interest in Kelkoo S.A. ("Kelkoo"), a leading European online comparison shopping service. In July 2004, the Company completed the acquisition of additional interests in Kelkoo, increasing the Company's total ownership interest in Kelkoo to 100 percent. The acquisition expanded the Company's global commerce presence and together with the Company's current services is expected to increase the Company's competitive position in Europe. These factors contributed to a purchase price in excess of the fair value of Kelkoo's net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of approximately $571 million consisted of $562 million in cash consideration, $6 million in incurred liabilities and direct transaction costs of $3 million. The total cash consideration of approximately $562 million less cash acquired of $39 million resulted in a net cash outlay of $523 million.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$38,817
Other tangible assets acquired	24,068
Amortizable intangible assets
Trade name, trademark and domain name	61,300
Customer, affiliate, and advertiser related relationships	36,100
Developed technology and patents	9,100
Goodwill	453,555

Total assets acquired	622,940
Liabilities assumed	(51,832)

Total	$571,108

The amortizable intangible assets have useful lives not exceeding five years. No amount has been allocated to in-process research and development, and approximately $454 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

Musicmatch. On October 18, 2004, the Company completed the acquisition of Musicmatch, Inc. ("Musicmatch"), a leading provider of personalized music software and services. The acquisition significantly increased the Company's presence in the digital music business and together with the Company's current music services, Yahoo! Music, is expected to provide one of the most comprehensive suite of music services for users, marketers, artists and record labels. These factors contributed to a purchase price in excess of the fair value of Musicmatch's net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $157 million consisted of $156 million in cash consideration, and direct transaction costs of $1 million. The approximate $156 million of total cash consideration less cash acquired of $3 million resulted in a net cash outlay of $153 million.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$2,516
Other tangible assets acquired	9,199
Amortizable intangible assets
Developed technology and patents	18,100
Customer contracts and related relationships	1,700
Trade name, trademark and domain name	1,100
Goodwill	172,456

Total assets acquired	205,071
Liabilities assumed	(47,917)

Total	$157,154

The amortizable intangible assets have useful lives not exceeding 3 years. Based on a preliminary estimate, no amount has been allocated to in-process research and development, and approximately $172 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. The preliminary purchase price allocation for Musicmatch is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of Musicmatch will change the amount of the purchase price allocable to goodwill.

Other Acquisitions. During the year ended December 31, 2004 the Company acquired three other companies which were accounted for as business combinations. The total estimated purchase price for these three acquisitions was approximately $49 million and consisted of $46 million in cash consideration and $2 million related to stock options exchanged and $1 million direct transaction costs. The total cash consideration of $46 million less cash acquired of approximately $2 million resulted in a net cash outlay of $44 million. Of the purchase price, approximately $41 million was allocated to goodwill, $14 million to amortizable intangible assets and $6 million to net assumed liabilities. No amounts have been allocated to in-process research and development. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

The results of operations of each of the acquisitions completed during the year ended December 31, 2004 have been included in the Company's consolidated statements of operations since the date that the respective acquisition was completed. Proforma results of operations have not been presented for the acquisitions completed during the year as the results of the acquired companies either individually or in aggregate were not material to the Company.

Note 4 GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2003	$327,082	$88,143	$415,225
Acquisitions and other(1)	1,383,916	6,420	1,390,336

Balance as of December 31, 2003	1,710,998	94,563	1,805,561
Acquisitions and other(1)	204,911	540,485	745,396
Reclassification(2)	(242,490)	242,490	–

Balance as of December 31, 2004	$1,673,419	$877,538	$2,550,957

(1)
Other primarily includes certain purchase price adjustments that affect existing goodwill, and foreign currency translation adjustments. Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $31 million for the year ended December 31, 2004, and were immaterial for the year ended December 31, 2003. See also Note 3 – "Acquisitions" for additional information.

(2)
Reclassification reflects the allocation of goodwill related to the Overture acquisition to the Company's financial reporting segments.

Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company performed a transitional impairment test of its goodwill and intangible assets as of January 1, 2002. Due to, among other things, the overall softening of the global economy and the related decline in international advertising, the Company recorded a transitional goodwill impairment loss of approximately $64 million in the International segment, which was recorded during the first quarter of 2002 as a cumulative effect of an accounting change in the Company's consolidated statements of operations.

The fair value of the reporting units was estimated using the expected present value of future cash flows and the market valuation approach.

The Company performed its annual assessment of goodwill in 2003 and 2004, and concluded that there were no additional impairments.

Note 5 INTANGIBLE ASSETS, NET

The following table summarizes the Company's intangible assets, net (in thousands):

	December 31, 2003
	Gross carrying amount	Accumulated amortization	Net

Trademark, trade name and domain name	$74,400	$(17,570)	$56,830
Customer, affiliate, and advertiser related relationships	276,855	(43,465)	233,390
Developed technology and patents	168,900	(13,480)	155,420

Total intangible assets, net	$520,155	$(74,515)	$445,640

	December 31, 2004
	Gross carrying amount	Accumulated amortization*	Net

Trademark, trade name and domain name	$137,800	$(34,004)	$103,796
Customer, affiliate, and advertiser related relationships	319,585	(114,553)	205,032
Developed technology and patents	226,107	(54,269)	171,838

Total intangible assets, net	$683,492	$(202,826)	$480,666

*
Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $10 million as of December 31, 2004, and an immaterial amount as of December 31, 2003.

The intangible assets are all amortizable and have original estimated economic lives as follows:

  •
  Trademark, trade name and domain name – four to seven years;
  •
  Customer, affiliate, and advertiser related relationships – three to seven years; and
  •
  Developed technology and patents – two to five years.

The Company recognized amortization expense on intangible assets of approximately $21 million, $54 million, and $146 million for 2002, 2003, and 2004, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2005: $156 million; 2006: $146 million; 2007: $108 million; 2008: $60 million, and 2009: $11 million.

Note 6 CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other Income, net

Other income, net for 2002, 2003, and 2004 was as follows (in thousands):

	Years Ended December 31,
	2002	2003	2004

Interest and investment income	$63,200	$47,202	$60,830
Investment gains (losses), net*	2,189	(1,223)	415,125
Other	3,898	1,527	20,488

Total other income, net	$69,287	$47,506	$496,443

*
See Note 14 – "Litigation Settlement" for additional information related to the investment gains in the year ended December 31, 2004.

Investment gains (losses), net include realized investment gains, realized investment losses, realized and unrealized gains on derivatives and impairment charges related to declines in values of publicly traded securities and securities of privately held companies judged to be other than temporary.

Prepaid expenses and other current assets

As of December 31, Prepaid expenses and other current assets consisted of the following (in thousands):

	2003	2004

Prepaid expenses	$50,989	$72,622
Deferred income taxes (Note 10)	72,374	3,958
Other	6,414	21,927

Total prepaid expenses and other current assets	$129,777	$98,507

Property and equipment, net

As of December 31, Property and equipment, net consisted of the following (in thousands):

	2003	2004

Land	$51,061	$51,061
Buildings	191,183	191,183
Leasehold improvements	52,833	62,488
Computers and equipment	416,266	560,907
Furniture and fixtures	50,973	54,066

	762,316	919,705
Less: accumulated depreciation and amortization	(312,804)	(388,009)

Total property and equipment, net	$449,512	$531,696

Other assets

As of December 31, Other assets consisted of the following (in thousands):

	2003	2004

Investment in Yahoo! Japan (Note 8)	$152,831	$239,803
Deferred income taxes (Note 10)	–	195,916
Investments in privately-held companies	38,105	12,992
Other	61,598	33,121

Total other assets	$252,534	$481,832

Accrued expenses and other current liabilities

As of December 31, Accrued expenses and other current liabilities consisted of the following (in thousands):

	2003	2004

Accrued content, connection, traffic acquisition and other costs	$138,550	$220,661
Deferred income taxes (Note 10)	–	195,916
Accrued compensation and related expenses	128,339	168,722
Accrued taxes payable	32,725	51,857
Accrued professional service expenses	24,391	48,408
Accrued sales and marketing related expenses	48,418	47,830
Accrued acquisition-related costs	38,967	34,298
Accrued rent and utilities	11,428	11,063
Other	60,810	74,360

Total accrued expenses and other current liabilities	$483,628	$853,115

Other liabilities

As of December 31, Other liabilities consisted of the following (in thousands):

	2003	2004

Other liabilities:
Deferred income taxes (Note 10)	$72,374	$35,771
Other	516	136

Total other liabilities	$72,890	$35,907

Accumulated other comprehensive income

As of December 31, the components of Accumulated other comprehensive income were as follows (in thousands):

	2002	2003	2004

Unrealized gains and losses on available-for-sale securities, net of tax	$10,594	$3,889	$475,314
Foreign currency translation	(11,676)	(291)	60,422

Accumulated other comprehensive income	$(1,082)	$3,598	$535,736

Note 7 INVESTMENTS

The following tables summarize the Company's investments in available-for-sale securities (in thousands):

	December 31, 2003
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency securities	$720,933	$1,044	$(2,526)	$719,451
Municipal bonds	8,714	–	(5)	8,709
Corporate bonds	955,418	10,229	(2,232)	963,415
Auction rate securities	458,745	3	–	458,748
Corporate equity securities	4,053	942	–	4,995

Total investments in available-for-sale securities	$2,147,863	$12,218	$(4,763)	$2,155,318

	December 31, 2004
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government and agency securities	$991,952	$189	$(6,179)	$985,962
Municipal bonds	9,160	11	(20)	9,151
Corporate bonds	1,132,667	1,670	(5,948)	1,128,389
Auction rate securities	795,037	–	–	795,037
Corporate equity securities	13,611	802,730	(219)	816,122

Total investments in available-for-sale securities	$2,942,427	$804,600	$(12,366)	$3,734,661

	December 31,
	2003	2004

Reported as:
Marketable debt securities	$893,625	$1,875,964
Marketable equity securities	–	812,288
Long-term marketable debt securities	1,256,698	1,042,575
Other assets	4,995	3,834

Total	$2,155,318	$3,734,661

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their legal stated maturity dates.

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2003	2004

Due within one year	$434,877	$1,080,927
Due after one year through five years	1,256,698	1,042,575
Due after five years	458,748	795,037

Total available-for-sale debt securities	$2,150,323	$2,918,539

In accordance with EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the following tables show all investments in an unrealized loss position for which an other-than temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2003
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and agency securities	$397,247	$(2,526)	–	–	$397,247	$(2,526)
Municipal bonds	2,911	(5)	–	–	2,911	(5)
Corporate bonds	308,575	(2,232)	–	–	308,575	(2,232)
Auction rate securities	–	–	–	–	–	–
Corporate equity securities	–	–	–	–	–	–

Total investments in available-for-sale securities	$708,733	$(4,763)	$–	$–	$708,733	$(4,763)

	December 31, 2004
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government and agency securities	$668,465	$(4,238)	$159,590	$(1,941)	$828,055	$(6,179)
Municipal bonds	–	–	2,899	(20)	2,899	(20)
Corporate bonds	689,859	(3,659)	209,439	(2,289)	899,298	(5,948)
Auction rate securities	–	–	–	–	–	–
Corporate equity securities	3,834	(219)	–	–	3,834	(219)

Total investments in available-for-sale securities	$1,362,158	$(8,116)	$371,928	$(4,250)	$1,734,086	$(12,366)

The Company's investment portfolio consists of government and corporate securities with effective maturities less than five years. The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity or sale.

See Note 14 – "Litigation Settlement" for additional information related to the change in the balance of corporate equity securities.

Note 8 JOINT VENTURES

SOFTBANK Corp., including its consolidated affiliates ("SOFTBANK") was approximately a four percent stockholder of the Company at December 31, 2004. The Company has joint ventures with SOFTBANK in France, Germany, Japan, South Korea and the United Kingdom to establish and manage versions of the Yahoo! Internet Guide for those countries. In March 2004, SOFTBANK and the Company entered into an agreement that provided that, so long as SOFTBANK directly or indirectly owns or controls any shares of the Company's common stock, SOFTBANK shall, at the Company's direction, either vote or cause to be voted such shares of common stock in accordance with any written voting recommendation of the Company's Board of Directors or grant a proxy to the Company entitling the Company to vote or cause to be voted such shares in proportion to the votes cast by the other stockholders of the Company.

Yahoo! Japan. During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation ("Yahoo! Japan") was formed. The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs, and license fees. Due to the acquisition of Overture, traffic acquisition costs have increased resulting in the net cost of these arrangements of approximately $67 million for the year ended December 31, 2004, compared to net revenues of $8 million and $9 million for the years ended December 31, 2002 and 2003, respectively. As of December 31, 2003 and 2004, the Company had a net payable balance to Yahoo! Japan of approximately $2 million and $30 million respectively.

The investment in Yahoo! Japan is being accounted for using the equity method. As of December 31, 2004, the carrying value of the investment was approximately $240 million and is recorded in long-term other assets. The fair value of the Company's 34 percent ownership in Yahoo! Japan, based on the quoted trading price, was approximately $12 billion as of December 31, 2004.

Prior to and during 2001, Yahoo! Japan acquired the Company's equity interests in certain entities in Japan for total consideration of approximately $65 million, paid partially in shares of Yahoo! Japan common stock and partially in cash. As a result of the acquisition, the Company increased its investment in Yahoo! Japan, which resulted in approximately $41 million of goodwill to be amortized over seven years. The amortization ceased upon the adoption of SFAS No. 142.

The Company also records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests. The following table presents Yahoo! Japan's condensed financial information, as derived from the Yahoo! Japan financial statements for the years ended September 30, 2002, 2003 and 2004 and as of September 30, 2003 and 2004 (in thousands):

	Years Ended September 30,
	2002	2003	2004

Operating data:
Revenues	$297,787	$500,091	$868,281
Gross profit	246,137	462,352	810,114
Income from operations	124,522	262,393	470,681
Net income	67,672	145,720	290,576
Balance sheet data:
Current assets		$316,584	$622,794
Noncurrent assets		206,704	291,566
Current liabilities		112,959	192,761
Noncurrent liabilities		15,795	22,803

The differences between United States and Japanese generally accepted accounting principles did not materially impact the amounts reflected in the Company's financial statements.

Yahoo! Europe. During November, 1996, the Company signed a joint venture agreement with a subsidiary of SOFTBANK whereby separate companies were formed in France, Germany and the United Kingdom (collectively "Yahoo! Europe") to establish and manage versions of the Yahoo! Internet Guide for those countries, develop related online navigational services, and conduct other related business. The parties have invested a total of $6 million in proportion to their respective equity interests as of December 31, 2004. The Company has a majority share of approximately 70 percent in each of the Yahoo! Europe entities, and therefore, has consolidated their financial results. Minority interests are presented separately on the consolidated balance sheets and statement of operations.

Yahoo! Korea. During August 1997, the Company signed a joint venture agreement with SOFTBANK and other SOFTBANK affiliated companies whereby Yahoo! Korea was formed to develop and operate a Korean version of the

Yahoo! Internet Guide, develop related Korean online navigational services, and conduct other related business. The parties originally invested a total of $1 million in proportion to their respective equity interests. During March 2000, the Company invested an additional $61 million in Yahoo! Korea. As a result, the Company recorded goodwill of approximately $20 million. The Company has a majority share of approximately 67 percent in the joint venture, and therefore, has consolidated its financial results. Minority interests are presented separately on the consolidated balance sheets and statement of operations.

Note 9 LONG-TERM DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the "Notes") due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the consolidated balance sheets in other assets. As of December 31, 2004, approximately $11 million of the transaction fees remain to be amortized. The Notes were issued at par and bear no interest. The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

The Notes are convertible prior to the final maturity date (1) during any fiscal quarter if the closing sale price of the Company's common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeded 110 percent of the conversion price on that 30th trading day, (2) during the period beginning January 1, 2008 through the maturity date, if the closing sale price of the Company's common stock on the previous trading day was 110 percent or more of the then current conversion price, and (3) upon specified corporate transactions. Upon conversion, the Company has the right to deliver cash in lieu of common stock. The Company may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value. The Company may not redeem the Notes prior to their maturity.

As of December 31, 2004, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning January 1, 2005 and ending on March 31, 2005. During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note. The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met. As of December 31, 2004, the fair value of the Notes was approximately $1.4 billion based on quoted market prices. The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 10 INCOME TAXES

The components of income before income taxes, earnings in equity interests, minority interests and cumulative effect of accounting change are as follows (in thousands):

	Years Ended December 31,
	2002	2003	2004

United States	$171,318	$322,863	$1,172,480
Foreign	(13,843)	20,309	12,544

Income before income taxes, earnings in equity interests, minority interests and cumulative effect of accounting change	$157,475	$343,172	$1,185,024

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2002	2003	2004

Current:
United States federal	$75,077	$121,758	$409,969
State	11,658	25,584	83,632
Foreign	4,220	14,589	17,782

Total current provision for income taxes	90,955	161,931	511,383

Deferred:
United States federal	(17,473)	(13,276)	(62,620)
State	(2,192)	(1,631)	(8,580)
Foreign	–	–	(2,217)

Total deferred provision (benefit) for income taxes	(19,665)	(14,907)	(73,417)

Provision for income taxes	$71,290	$147,024	$437,966

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2002	2003	2004

Income tax at the federal statutory rate of 35 percent	$55,117	$120,112	$414,758
State income taxes, net of federal benefit	7,078	15,184	49,920
Research and development tax credits	(3,500)	–	–
Change in valuation allowance	7,368	8,516	(40,612)
Other	5,227	3,212	13,900

Provision for income taxes	$71,290	$147,024	$437,966

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2003	2004

Deferred income tax assets:
Net operating loss and tax credit carryforwards	$1,443,547	$1,538,723	$1,436,144
Non-deductible reserves and expenses	171,068	310,099	406,488

Gross deferred income tax assets	1,614,615	1,848,822	1,842,632
Valuation allowance	(1,560,075)	(1,659,551)	(1,353,748)

Realizable deferred income tax assets	$54,540	$189,271	$488,884

Deferred income tax liabilities:
Unrealized investment gains	$(6,955)	$(3,263)	$(315,274)
Purchased intangible assets	(47,585)	(186,008)	(197,794)
Other	–	–	(7,629)

Gross deferred income tax liabilities	$(54,540)	$(189,271)	$(520,697)

Net deferred income tax liabilities	$–	$–	$(31,813)

As of December 31, 2004, the Company's United States federal and state net operating loss carryforwards for income tax purposes were approximately $3.1 billion and $2.3 billion, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008, and approximately $360 million of the state net operating loss carryforwards will expire in 2005. The Company's United States federal and state research and development tax credit carryforwards for income tax purposes are approximately $94 million and $98 million, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2010.

The Company has a valuation allowance of approximately $1.4 billion as of December 31, 2004 to reduce deferred income tax assets to the amount that is more likely than not to be realized in future periods. In evaluating the Company's ability to recover its deferred income tax assets the Company considers all available positive and negative evidence, including its operating results, ongoing prudent and feasible tax planning strategies and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The change in valuation allowance from 2003 to 2004 was primarily related to unrealized gains during the year on available-for-sale securities. See Note 14 – "Litigation Settlement" for additional information.

Approximately $1.3 billion of the deferred income tax asset balance at December 31, 2004 pertains to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options. When recognized, the tax benefit of these loss and credit carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision. Approximately $100 million of the deferred income tax asset balance relates to net operating losses acquired in certain business combinations and will adjust goodwill when recognized. Approximately $68 million of the deferred income tax asset balance relates to foreign net operating losses that will reduce the provision for income taxes if and when utilized.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are considered indefinitely reinvested outside the United States. As of December 31, 2004 the Company had unrecorded deferred income tax liabilities of approximately $16 million related to $45 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered to be indefinitely invested in operations outside the United States, as the Company intends to utilize these amounts to fund future expansion of its international operations.

Note 11 STOCKHOLDERS' EQUITY

Stockholder Rights Plan. In March 2001, the Company adopted a Stockholder Rights Plan. Under the plan, the rights were distributed as a dividend at the rate of one Right for each share of common stock held by stockholders of record as of the close of business on March 20, 2001. The Stockholder Rights Plan was not adopted in response to any effort to acquire control of the Company. The rights will expire on March 1, 2011.

Stock Repurchase Program. In March 2001, the Company announced that its Board of Directors had authorized the Company to repurchase up to $500 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. In March 2003, the Company's Board of Directors authorized a two-year extension of the stock repurchase program. The Company may utilize equity instrument contracts to facilitate the repurchase of common stock. From March 2001 through December 31, 2004, the Company had repurchased 32,917,240 shares of common stock at an average price of $4.86 per share for a total amount of approximately $60 million. Of the shares repurchased, 32,067,240 shares were purchased from SOFTBANK at an average price of $4.84 per share. No shares were repurchased during the year ended December 31, 2004. Treasury stock is accounted for under the cost method.

Structured Stock Repurchases. During the year ended December 31, 2004, the Company entered into two structured stock repurchase transactions which settle in cash or stock depending on the market price of Yahoo!'s common stock on the date of maturity. In February 2004, the Company entered into a six month structured stock repurchase transaction in the amount of $50 million which matured in August 2004 resulting in the Company receiving a cash settlement of approximately $54 million. In August 2004, the Company entered into a $100 million transaction which will mature in four separate tranches through March 31, 2005. One of the four tranches matured and settled in December 2004, resulting in the Company receiving a cash settlement of approximately $26 million. On each of the remaining maturity dates, if the market price of Yahoo! common stock is at or above the pre-determined price agreed in connection with such transaction, which ranges from $25.41 to $26.74 for the remaining three tranches, the Company will have its investment returned with a premium. If the market price of the Company's common stock is below the pre-determined price, the Company will repurchase shares of its common stock, up to an aggregate of 3.1 million shares. These transactions are recorded in stockholders' equity on the consolidated balance sheets as of December 31, 2004. The shares underlying these transactions were considered outstanding at December 31, 2004 and have been included in the computation of both basic and diluted net income per share for the year ended December 31, 2004.

Note 12 EMPLOYEE BENEFITS

Benefit Plan. The Company maintains a Yahoo! Inc. 401(k) Plan (the "401(k) Plan") for its full-time employees. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Each participant in the 401(k) Plan may elect to contribute from one percent to fifty percent of his or her annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33 percent per year of employment. During 2002, 2003, and 2004, the Company's contributions amounted to approximately $3 million, $5 million, and $8 million, respectively.

Stock Option Plans. The Company's 1995 Stock Plan and stock option plans assumed through acquisitions are collectively referred to as the "Plans."

The Plans allow for the issuance of incentive stock options, non-statutory stock options, and stock purchase rights. Options are generally granted for a term of ten years and generally vest over a four-year period. The 1995 Stock Plan was amended in April 2002 to increase the number of shares available for issuance under the plan by an aggregate of 70 million shares to 574 million shares. The 1995 Stock Plan was further amended in May 2003 to enable the Company to grant additional types of equity-based awards under the 1995 Stock Plan, including but not limited to, stock appreciation rights, indexed options, restricted stock, restricted stock units and dividend equivalents. The amendment also extended the termination date of the 1995 Stock Plan from May 2005 to May 2013. Shares available for future option grants at December 31, 2004 totaled approximately 39 million.

The 1996 Directors' Stock Option Plan (the "Directors' Plan") provides for the issuance of up to approximately 9 million non-statutory stock options to non-employee directors of the Company. Options under the Directors' Plan vest in equal monthly installments over four years for initial grants to new directors, and over four years for annual grants, with 25 percent of such options vesting on the one-year anniversary of the date of grant, with the remaining options vesting in equal monthly installments over the 36-month period thereafter. The Directors' Plan was amended in April 2002 to increase the annual grant for outside Directors from 20,000 shares to 50,000 shares and to increase the number of shares available for issuance under the plan by an aggregate of 4 million shares to approximately 9 million shares. Shares available for future option grants at December 31, 2004 under the Directors' Plan totaled approximately 6 million shares.

Activity under the Company's stock option plans is summarized as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price per Share

Balance at December 31, 2001	273,914	$19.61
Options assumed	7,450	8.41
Options granted	57,682	7.65
Options exercised	(34,818)	1.94
Options canceled	(39,260)	23.68

Balance at December 31, 2002	264,968	18.41
Options assumed	21,630	17.39
Options granted	41,212	17.60
Options exercised	(48,706)	6.94
Options canceled	(31,474)	27.14

Balance at December 31, 2003	247,630	19.32
Options assumed	224	5.77
Options granted	40,189	31.07
Options exercised	(59,463)	10.36
Options canceled	(15,879)	24.22

Balance at December 31, 2004	212,701	$23.67

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2004 (in thousands, except years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share

$0.01 - $0.71	3,027	1.5	$0.37	3,027	$0.37
$0.74 - $3.37	3,559	3.0	2.77	3,476	2.78
$3.48 - $5.05	18,830	6.8	4.63	10,389	4.60
$5.08 - $9.06	37,126	7.2	8.00	18,031	8.04
$9.07 - $15.00	24,028	6.5	12.75	15,836	13.20
$15.02 - $20.31	9,215	6.9	17.19	3,122	17.21
$20.53 - $30.00	54,087	7.9	24.10	26,067	25.79
$30.15 - $35.95	15,964	6.1	34.58	11,122	35.26
$36.18 - $46.37	32,029	7.7	38.26	13,173	39.99
$47.13 - $292.07	14,836	5.2	73.72	14,817	73.71

Total	212,701	6.9	$23.67	119,060	$26.46

The weighted average fair value of options granted in the years ended December 31, 2002, 2003 and 2004 was $3.85, $6.87, and $12.09, respectively.

Options to purchase approximately 134 million shares and 128 million shares were exercisable as of December 31, 2002 and 2003, respectively. The weighted average exercise prices per share for options exercisable as of December 31, 2002, and 2003 were $22.80 and $24.63, respectively.

Restricted Stock. The 1995 Stock Plan permits the granting of restricted stock either alone, in addition to, or in tandem with other awards made by the Company. Rights of repurchase on restricted stock grants generally lapse upon meeting certain performance-based milestones, or passage of time, or a combination of both. Restricted stock grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company's common stock. Such value is recognized as an expense over the corresponding service period. Restricted stock awards that have performance criteria are subject to variable accounting treatment. Approximately 438,000 shares and 405,000 shares of restricted stock were issued during the years ended December 31, 2003 and 2004, respectively.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of approximately 30 million shares of common stock. The Purchase Plan was amended in May 2004 to increase number of shares available for issuance under the plan by an aggregate of 15 million to 30 million. In February 2001, the Company amended the Purchase Plan to allow, among other things, a 24-month offering period beginning with the July 1, 2001 offering period. Eligible employees can have up to 15 percent of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for offering periods on or subsequent to July 1, 2001 is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date.

During 2002, approximately 2 million shares were purchased at prices from $4.63 to $6.28 per share. During 2003, approximately 3 million shares were purchased at prices from $4.63 to $10.53 per share. During 2004, approximately 2 million shares were purchased at prices from $18.58 to $21.48 per share. As of December 31, 2004, approximately 18 million shares were available under the Purchase Plan for future issuance.

Stock-Based Compensation. The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company recorded compensation expense in the amount of approximately $8 million, $22 million and $32 million, in 2002, 2003, and 2004, respectively. The recorded stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with business combinations and other equity-based awards. This expense is generally being amortized using the accelerated amortization method in accordance with Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans". As of December 31, 2004, approximately $29 million remains to be amortized over the remaining vesting periods of the options and restricted stock. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2002(1)(2)	2003(1)(2)	2004(1)

Net income (loss):
As reported	$42,815	$237,879	$839,553
Add: Stock compensation expense included in reported net income, net of related tax effects	5,041	12,987	19,374
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects	(389,045)	(183,515)	(235,728)

Pro forma net income (loss)	$(341,189)	$67,351	$623,199

Net income (loss) per share:
As reported – basic	$0.04	$0.19	$0.62
As reported – diluted	$0.04	$0.18	$0.58
Pro forma – basic	$(0.29)	$0.05	$0.46
Pro forma – diluted	$(0.29)	$0.05	$0.43

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

Because additional stock options are expected to be granted each year, the pro forma disclosures are not representative of pro forma effects on reported financial results for future years. The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2002	2003	2004

Expected dividend	0.0%	0.0%	0.0%
Risk-free interest rate ranges	2.2% - 4.1%	1.5% - 2.5%	2.2% - 3.1%
Expected volatility(1)	77%	62%	50%
Expected life (in years)(2)	3	3	3.5
(1)
For the year ended December 31, 2002, the Company used its three-year trailing volatility to estimate expected stock price volatility in the computation of stock-based compensation under the fair value method. For the year ended December 31, 2003, the Company used an equally weighted average of three-year trailing volatility and market-based implied volatility for the computation. For the year ended December 31, 2004, the Company used an equally weighted average of three-and-one half-year trailing volatility and market-based implied volatility for the computation.

(2)
For the years ended December 31, 2002 and 2003, the stock compensation expense amounts have been adjusted to reflect lower calculated fair values for employee stock options which resulted in a decrease of $99 million ($0.08 per share) in the pro forma net loss for the year ended December 31, 2002 and an increase of $33 million ($0.02 per share) in the pro forma net income for the year ended December 31, 2003. These adjustments were required as the Company's estimate of the fair value of employee stock options was incorrectly based on a five-and-one-half year expected life rather than the three year expected life intended by management.

Note 13 COMMITMENTS AND CONTINGENCIES

Operating Leases. During 1999, the Company entered into agreements for the development of an office complex in Sunnyvale, California to serve as its headquarters. Upon substantial completion of the construction in 2001, approximately $259 million was funded for the complex in connection with the lease financing arrangement, and at December 31, 2001 such amount had been classified as restricted long-term investments. During July 2002, the Company exercised its right, pursuant to the master lease agreement to acquire the complex for approximately $259 million, which was funded by the restricted long-term investments. The Company has also entered into various non-cancelable operating lease agreements for other offices throughout the United States, and for international subsidiaries, for original lease periods up to 23 years and expiring between 2005 and 2027.

Net lease commitments as of December 31, 2004 can be summarized as follows (in millions):

Years Ending December 31,	Gross lease commitments	Sublease income	Net lease Commitments

2005	$44	$(10)	$ 34
2006	38	(5)	33
2007	37	(1)	36
2008	35	(1)	34
2009	32	(1)	31
Due after 5 years	223	(1)	222

Total net lease commitments	$409	$(19)	$390

Rent expense under operating leases totaled approximately $15 million, $21 million, and $34 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Other Commitments. In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its financial statements.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria. The earn-out payment is not included in the contractual obligations table.

On January 2, 2004, the Company completed the acquisition of 3721. In January 2004, approximately $51 million in cash consideration was paid. Under the terms of the acquisition, the Company also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met. At December 31, 2004, the Company recorded an additional $20 million of additional purchase price and $3 million of additional operating expense, as 3721 achieved certain performance-based milestones. As of December 31, 2004, these amounts were included in accrued expenses and other current liabilities and will be paid in 2005. The remaining contingent payment of up to $35 million is not included in the contractual obligations table below. See Note 3 – "Acquisitions" for additional information related to this acquisition.

Contractual Obligations. The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2004 (in millions):

	Payments due by period
	Total	Due in 2005	Due in 2006-2007	Due in 2008-2009	Due in 2010 or after

Long-term debt(1)	$750	$–	$–	$750	$–
Operating lease obligations	409	44	75	67	223
Affiliate commitments(2)	390	99	291	–	–
Non-cancelable obligations(3)	75	59	16	–	–

Total contractual obligations	$1,624	$202	$382	$817	$223

(1)
The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Upon conversion, the Company has the right to deliver cash in lieu of common stock. See Note 9 – "Long-Term Debt" for additional information related to the long-term debt.

(2)
The Company is obligated to make payments under contracts to provide sponsored search services to its affiliates, which represent traffic acquisition costs.

(3)
The Company is obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements.

At December 31, 2003 and 2004, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Contingencies. From time to time, third parties assert patent infringement claims against the Company. Currently, the Company is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.

In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims, including claims alleging defamation or invasion of privacy, arising in connection with its email, message boards, auction sites, shopping services, and other communications and community features.

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of the Company acquired in October 2003. In October 2002, Robert Novak, doing business as Pets Warehouse and PetsWarehouse.com, filed a complaint in the United States District Court for the Eastern District of New York against Overture. In May 2004, Government Employees Insurance Company ("GEICO") filed a complaint in the Eastern District of Virginia against Overture. The plaintiffs in each of these cases claim, among other things, that they have trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms. The complaints seek injunctive relief and damages. Overture settled with GEICO in November 2004 and with Robert Novak and Pets Warehouse in February 2005. Overture has also been named as a defendant in several other trade name infringement actions filed in Los Angeles, California in which plaintiffs made similar claims. The Company and Overture believe that Overture has meritorious defenses to liability and damages in each of these lawsuits and are contesting them vigorously. In August 2003, Accor filed a similar complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture's wholly-owned subsidiary in France. On January 17, 2005, the Nanterre District Court ruled in favor of Accor and found Overture and Overture S.A.R.L. liable for trademark infringement. Overture S.A.R.L. has appealed, and Overture intends to appeal, this decision.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. ("LAUNCH") in the United States District Court for the Southern District of New York. The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH's LAUNCHcast service is "interactive" within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH. In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc. The Company's acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of the Company. The Company and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit. In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc. In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc. Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding. On March 16, 2004, plaintiffs filed motions for partial summary judgment on the issues of willful infringement and whether the consumer-influenced portion of Launch's LAUNCHcast service is "interactive" within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004, and a hearing on the motions was held on June 18, 2004. The Court has not yet ruled on the motions for summary judgment. The Company does not believe it is feasible to predict or determine the outcome or resolution of the remaining LAUNCH litigation at this time. The range of possible resolutions of such LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture's initial public offering, Overture, and certain of Overture's current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Settlement discussions on behalf of the named defendants have occurred over the last year, resulting in a final settlement memorandum of understanding with the plaintiffs and Overture's insurance carriers. This settlement proposal includes the settlement of and release of claims against the issuer defendants, including Overture. The settlement is subject to a number of conditions, including approval of the court. If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of the Company's current and former officers and directors (the "Derivative Defendants"). Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004. The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct. The complaints seek unspecified monetary damages and other relief purportedly on behalf of the Company from the Derivative Defendants. The Company understands the Derivative Defendants deny any impropriety and intend to defend the lawsuits vigorously. The Company does not believe that the ultimate costs to resolve these matters will have a material adverse effect on its financial condition, results of operations or cash flows. In April 2004, the Company filed a motion to dismiss the Delaware action for failure to plead demand futility. On August 2, 2004, the Delaware Court of Chancery granted the motion to dismiss. On October 18, 2004, the plaintiffs appealed the granting of the motion to dismiss. On January 21, 2005, the Supreme Court of the State of Delaware affirmed the opinion of the Delaware Court of Chancery granting the motion to dismiss.

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

Note 14 LITIGATION SETTLEMENT

In April 2002, the Company's wholly owned subsidiary, Overture, filed a lawsuit against Google Inc. ("Google") in the United States District Court for the Northern District of California. The lawsuit asserted that Google infringed Overture's U.S. Patent No. 6,269,361 ("the 361 patent"). The 361 patent protects various features and innovations relating to bid-for-performance products and Overture's pay-for-performance (sponsored) search technologies.

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

In August 2004, Google issued 2.7 million shares of Class A common stock in settlement of these two disputes. The Company agreed to dismiss the 361 patent lawsuits and has granted to Google a fully-paid license to the 361 patent as well as several related patent applications held by Overture. The Company allocated the 2.7 million shares between the two disputes, based on the relative fair values of the two disputes, including consideration of a valuation performed by a third party. A portion of the shares allocated to the patent dispute has been recorded as an adjustment to goodwill for the period that the patents were in effect prior to Overture's acquisition by the Company. The portion of the shares received for the settlement of the patent dispute which has been allocated to future periods has been recorded in deferred revenue on the consolidated balance sheets and will be recognized as fees revenues over the remaining life of the patent, approximately 12 years. The shares allocated to the warrant dispute settlement did not have an income statement effect as the fair value of the warrant was recorded at the time the services were performed based on the fair value of the services rendered.

During the year ended December 31, 2004, the Company disposed of approximately 4.0 million shares of Google and recorded a gain of approximately $413 million, net of selling costs, which is included in other income, net on the consolidated statements of operations. Certain of these shares were sold through a derivative contract which allowed the Company to sell certain of its Google shares in a transaction with a third party bank (the "Bank"). The Google shares that were subject to the derivative contract were pledged to the Bank for the term of the option contract. Realized gains on the derivative contract, which are included in other income, net on the consolidated statements of operations, were not material. The derivative contract expired prior to December 31, 2004 and no shares were pledged as of that date. The capital gain on these transactions, together with the increased fair value of marketable equity securities held by the Company, resulted in the recognition of a tax benefit related to previously reserved capital losses, which reduced the effective income tax rate for the year ended December 31, 2004 when compared to the year ended December 31, 2003.

The Company's remaining holdings of approximately 4.2 million Google shares are now classified as available-for-sale securities and reported at fair value and included in marketable equity securities on the consolidated balance sheets in the amount of approximately $812 million. The unrealized gain, net of tax, of $482 million as of December 31, 2004 is recorded in accumulated other comprehensive income. The related tax effect has been recorded as a deferred income tax liability.

Note 15 SEGMENTS

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

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2002	2003	2004

Revenues by segment:
United States	$806,598	$1,355,153	$2,653,437
International	146,469	269,944	921,080

Total revenues	$953,067	$1,625,097	$3,574,517

Segment operating income before depreciation and amortization:
United States	$212,721	$441,372	$891,103
International	(6,742)	36,011	140,809

Total segment operating income before depreciation and amortization	205,979	477,383	1,031,912
Corporate and unallocated operating costs and expenses:
Depreciation and amortization	(109,389)	(159,688)	(311,041)
Stock compensation expense	(8,402)	(22,029)	(32,290)

Income from operations	$88,188	$295,666	$688,581

Capital expenditures, net:
United States	$42,193	$94,305	$190,461
International	9,360	23,024	55,040

Total consolidated capital expenditures, net	$51,553	$117,329	$245,501

	December 31,
	2003	2004

Property and equipment, net:
United States	$414,632	$461,623
International	34,880	70,073

Total consolidated property and equipment, net	$449,512	$531,696

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in 2002, 2003, and 2004.

The following table presents revenues for groups of similar services (in thousands):

	Years Ended December 31,
	2002	2003	2004

Marketing services*	$745,126	$1,326,905	$3,148,941
Fees	207,941	298,192	425,576

Total revenues	$953,067	$1,625,097	$3,574,517

*
Marketing services revenues include listings revenues of approximately $94 million, $127 million, and $147 million for the years ended December 31, 2002, 2003, and 2004, respectively.

Revenues from sponsored search and rich media advertisements from the Company's agreements with Overture are included in marketing services for the years ended December 31, 2002, and for the period from January 1, 2003 through October 7, 2003, the date the Company acquired Overture. Revenues from Overture amounted to 14 percent of total revenues for the year ended December 31, 2002. Revenues from Overture for the period from January 1, 2003 through October 7, 2003, amounted to 12 percent of total revenues for the year ended December 31, 2003.

Note 16 RELATED PARTY TRANSACTIONS

The Company and other third parties are limited partners in Softbank Capital Partners LP ("Softbank Capital"), a venture capital fund which is an affiliate of SOFTBANK. A Managing Partner of Softbank Capital is also a member of the Company's Board of Directors. The total investment by the Company in Softbank Capital is approximately $36 million and represents less than a 5% holding in Softbank Capital. A significant portion of this investment has been impaired by the Company, with the remaining value included on the consolidated balance sheets in other assets. Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

Revenue from related parties, excluding Yahoo! Japan, represented less than one percent of our total revenue in the years ended December 31, 2002, 2003 and 2004. Management believes that prices on agreements with related parties were comparable to those with other similarly situated customers of the Company.

See Note 8 – "Joint Ventures" for additional information related to transactions involving Yahoo! Japan.

Note 17 SUBSEQUENT EVENTS

Stock Repurchase Program. In February and March 2005, the Company repurchased 4,907,230 shares of common stock in open market transactions at an average price of approximately $33.60 per share, for a total amount of approximately $165 million.

Structured Stock Repurchase. In February, 2005, the Company entered into a $100 million structured stock repurchase transaction which will mature in two separate tranches in June 2005 and August 2005, respectively. On each of the maturity dates, if the market price of Yahoo! common stock is at or above $30.69 for the June 2005 maturing tranche and $31.49 for the August 2005 maturing tranche, the Company will have its investment returned with a premium. If the market price of the Company's common stock is below the pre-determined prices, the Company will repurchase shares of its common stock, up to an aggregate of 3.4 million shares.

Schedule II – Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2003 and 2004
(in thousands)

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of Recoveries	Balance at End of Year

Accounts receivable
Allowance for doubtful accounts
2002	$19,995	$10,229	$(6,372)	$23,852
2003	23,852	10,625	(2,516)	31,961
2004	31,961	11,487	(9,233)	34,215
	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts(1)	Balance at End of Year

Deferred income tax asset
Valuation allowance
2002	$1,530,838	$7,368	$21,869	$1,560,075
2003	1,560,075	8,516	90,960	1,659,551
2004	1,659,551	(40,612)	(265,191)	1,353,748
(1)
Amounts not charged (credited) to expenses were charged (credited) to equity or goodwill.

Selected Quarterly Financial Data
(unaudited) (in thousands, except per share amounts)

	Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenues	$282,948	$321,406	$356,821	$663,922	$757,786	$832,299	$906,715	$1,077,717
Gross profit	239,816	274,564	309,534	443,080	476,081	534,916	574,382	690,579
Net income(1)	$46,703	$50,828	$65,329	$75,019	$101,212	$112,512	$253,305	$372,524

Net income per share – basic(1)	$0.04	$0.04	$0.05	$0.06	$0.08	$0.08	$0.19	$0.27

Net income per share – diluted(1)	$0.04	$0.04	$0.05	$0.05	$0.07	$0.08	$0.17	$0.25

Shares used in per share calculation – basic	1,193,284	1,208,036	1,221,394	1,311,204	1,328,154	1,347,459	1,361,136	1,377,007

Shares used in per share calculation – diluted(2)	1,231,576	1,290,523	1,311,473	1,409,613	1,426,548	1,449,707	1,458,610	1,475,131

(1)
Our net income includes a gain, net of tax, for the quarters ended September 30, 2004 and December 31, 2004 of $129 million, or $0.09 per basic and diluted share and $185 million or $0.13 per basic and diluted share, respectively related to the sale of an investment.

(2)
In accordance with the adoption of EITF 04-08 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", the number of diluted shares for the quarters ended June 30, 2003, September 30, 2003, and December 31, 2003 have been increased from amounts previously reported to include the shares related to the Company's convertible notes. The inclusion of these shares did not change the net income per share – diluted for these quarters from the amounts previously reported.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company's management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2004.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's independent registered public accounting firm has audited management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 as stated in their report which appears on page 49.

Item 9B. Other Information

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from Yahoo!'s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2004.

We have adopted a code of ethics that applies to our chief executive officer, chief financial officer, principal accounting officer and controller. This code of ethics is posted on our Website located at www.yahoo.com. The code of ethics may be found as follows: From our main Web page, first click on "Company Info" at the bottom of the page and then on "Investor Relations." Next, click on "Corporate Governance." Finally, click on "Code of Ethics." We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

Item 11. Executive Compensation

Incorporated by reference from Yahoo!'s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference Yahoo!'s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from Yahoo!'s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2004.

Item 14. Principal Accounting Fees and Services

Incorporated by reference from Yahoo!'s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2004.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 48 of this report.

(2)
Financial Statement Schedules: See Index to Consolidated Financial Statements at Item 8 on page 48 of this report.

  (3)
  Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on March 5, 2002 [the March 5, 2002 Form S-8] and incorporated herein by reference.)
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
10.1+
Form of Indemnification Agreement with certain of the Registrant's officers and directors (Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)
10.2+
1995 Stock Plan, as amended and Form agreements thereunder (Filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)
10.3+
Form of Management Continuity Agreement with certain of the Registrant's Executive Officers (Filed as Exhibit 10.3 to the Registrant's Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)
10.4+
Amended and Restated 1996 Employee Stock Purchase Plan and Form of subscription agreement (Filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.)

10.5
1996 Directors' Stock Option Plan, as amended (filed as Exhibit 4.2 to the June 6, 2002 S-8 and incorporated herein by reference) and Form of option agreement (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)
10.6
Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.7
Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to Amendment No. 2 to the Registrant's Registration Statement on Form S-3 filed on December 23, 2002 [the December 23, 2002 Form S-3] and incorporated herein by reference.)
10.8
Joint Venture Agreement dated November 1, 1996 by and between the Registrant and SB Holdings (Europe) Ltd. (Filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.9
Joint Venture Agreement dated August 31, 1997 between the Registrant, SOFTBANK Korea Corporation, SOFTBANK Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)
10.10
Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (Filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.11
Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the November 27, 2002 Form S-3 and incorporated herein by reference.)
10.12
Services Agreement dated November 30, 1997 by and between Yahoo! Korea Corporation and SOFTBANK Korea Corporation (Filed as Exhibit 10.42 to the November 27, 2002 Form S-3 and incorporated herein by reference.)
10.13
Yahoo! Korea License Agreement dated November 30, 1997 by and between the Registrant, Yahoo! Korea Corporation, and Yahoo! Japan Corporation (Filed as Exhibit 10.41 to the November 27, 2002 Form S-3 and incorporated herein by reference.)
10.14+
Employment Letter, dated as of March 19, 2001, between the Registrant and Gregory Coleman (Filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.)
10.15+
Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [the June 30, 2001 10-Q] and incorporated herein by reference.)
10.16+	Stock Purchase Agreement, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.40 to the June 30, 2001 10-Q and incorporated herein by reference.)
10.17
Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (Filed as Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)
10.18+
Employment agreement between Registrant and Daniel Rosensweig dated April 23, 2002 (Filed as Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [the June 30, 2002 10-Q] and incorporated herein by reference.)

10.19+	Recourse Promissory Note executed by Daniel Rosensweig for the benefit of Registrant (Filed as Exhibit 10.42 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.20+	Yahoo! Key Executive New Hire Retention Plan (Filed as Exhibit 10.43 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.21+	Key Executive New Hire Retention Agreement between the Registrant and Daniel Rosensweig (Filed as Exhibit 10.44 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.22†
Overture Search Services Agreement, dated May 1, 2002 by and between the Registrant and Overture Services, Inc. (Filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.23†
First Addendum to Overture Search Services Agreement, dated October 1, 2002 by and between Registrant and Overture Services, Inc. (Filed as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.24†
Second Addendum to Overture Search Services Agreement, dated January 13, 2003 by and between the Registrant and Overture Services, Inc. (Filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.25+
Employment Letter, dated as of March 20, 2003 between the Registrant and Gregory Coleman. (Filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.)
10.26†
Third Addendum to Overture Search Services Agreement, dated April 25, 2003 by and between the Registrant and Overture Services, Inc. (Filed as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.)
10.27
Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004. (Filed as Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).
10.29*+	Employment Letter, dated October 29, 2004, between the Registrant and Michael Murray.
10.30*	Amendment No. 2 to Yahoo! Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo! Japan Corporation
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K)
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2005.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 11, 2005.
32*
Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 11, 2005.
†
Confidential treatment granted with respect to certain portions of this Exhibit. We have sought an extension of orders granted by the Commission that provide for confidential treatment with respect to certain portions of this Exhibit.

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

+
Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of March, 2005.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ TERRY SEMEL Terry Semel	Chairman and Chief Executive Officer (Principal Executive Officer)	March 11, 2005
/s/ SUSAN DECKER Susan Decker	Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)	March 11, 2005
/s/ MICHAEL MURRAY Michael Murray	Senior Vice President, Finance (Principal Accounting Officer)	March 11, 2005
/s/ ROY BOSTOCK Roy Bostock	Director	March 11, 2005
/s/ RONALD BURKLE Ronald W. Burkle	Director	March 11, 2005
/s/ ERIC HIPPEAU Eric Hippeau	Director	March 11, 2005

/s/ ARTHUR KERN Arthur Kern	Director	March 11, 2005
Robert Kotick	Director	March 11, 2005
/s/ EDWARD KOZEL Edward Kozel	Director	March 11, 2005
/s/ GARY WILSON Gary Wilson	Director	March 11, 2005
/s/ JERRY YANG Jerry Yang	Director	March 11, 2005

QuickLinks

YAHOO! INC. FORM 10-K FISCAL YEAR ENDED DECEMBER 31, 2004
INDEX
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
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations YAHOO! INC. (in thousands, except per share amounts)
Consolidated Balance Sheets YAHOO! INC. (in thousands, except par values)
Consolidated Statements of Cash Flows YAHOO! INC. (in thousands)
Consolidated Statements of Cash Flows YAHOO! INC. (Continued) (in thousands, unless otherwise stated)
Consolidated Statements of Stockholders' Equity YAHOO! INC. (in thousands)
Notes to Consolidated Financial Statements YAHOO! INC.
Schedule II – Valuation and Qualifying Accounts Years Ended December 31, 2002, 2003 and 2004 (in thousands)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
Part IV
  Item 15. Exhibits and Financial Statement Schedules
Signatures
Power of Attorney