Form 10-Q
period 2005-03-31
YAHOO INC
filed 2005-05-06
CIK 1011006

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2005
Common stock, $0.001 par value	1,396,455,983

YAHOO! INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations
(unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31, 2004	March 31, 2005
Revenues	$757,786	$1,173,742
Cost of revenues	281,705	453,297

Gross profit	476,081	720,445

Operating expenses:
Sales and marketing	166,295	230,519
Product development	76,989	119,349
General and administrative	57,556	73,545
Stock compensation expense*	12,572	9,466
Amortization of intangibles	30,512	40,203

Total operating expenses	343,924	473,082

Income from operations	132,157	247,363
Other income, net	14,378	49,994

Income before income taxes, earnings in equity interests and minority interests	146,535	297,357
Provision for income taxes	(64,709)	(120,435)
Earnings in equity interests	19,868	29,378
Minority interests in operations of consolidated subsidiaries	(482)	(1,740)

Net income	$101,212	$204,560

Net income per share—basic	$0.08	$0.15

Net income per share—diluted	$0.07	$0.14

Shares used in per share calculation—basic	1,328,154	1,384,958

Shares used in per share calculation—diluted	1,426,548	1,477,811

*Stock compensation expense by function:
Sales and marketing	$3,605	$1,490
Product development	4,723	3,262
General and administrative	4,244	4,714

Total stock compensation expense	$12,572	$9,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets
(unaudited, in thousands, except par values)

	December 31, 2004	March 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$823,723	$1,090,910
Marketable debt securities	1,875,964	1,490,066
Marketable equity securities	812,288	751,291
Accounts receivable, net	479,993	514,497
Prepaid expenses and other current assets	98,507	76,808

Total current assets	4,090,475	3,923,572
Long-term marketable debt securities	1,042,575	1,270,832
Property and equipment, net	531,696	552,959
Goodwill	2,550,957	2,540,309
Intangible assets, net	480,666	534,893
Other assets	481,832	482,400

Total assets	$9,178,201	$9,304,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,205	$25,870
Accrued expenses and other current liabilities	853,115	876,696
Deferred revenue	279,387	289,709

Total current liabilities	1,180,707	1,192,275
Long-term deferred revenue	65,875	65,196
Long-term debt	750,000	750,000
Other long-term liabilities	35,907	38,467
Minority interests in consolidated subsidiaries	44,266	46,849
Stockholders' equity:
Common Stock, $0.001 par value; 5,000,000 shares authorized; 1,383,584 and 1,388,170 issued and outstanding, respectively	1,416	1,423
Additional paid-in capital	5,682,884	5,873,272
Deferred stock-based compensation	(28,541)	(100,249)
Treasury stock	(159,988)	(324,883)
Retained earnings	1,069,939	1,274,499
Accumulated other comprehensive income	535,736	488,116

Total stockholders' equity	7,101,446	7,212,178

Total liabilities and stockholders' equity	$9,178,201	$9,304,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,212	$204,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,192	88,233
Tax benefits from stock options	60,750	107,527
Earnings in equity interests	(19,868)	(29,378)
Minority interests in operations of consolidated subsidiaries	482	1,740
Stock compensation expense	12,572	9,466
(Gains)/losses from sales of investments, assets, and other, net	(1,273)	(14,268)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,189	(30,417)
Prepaid expenses and other assets	(4,410)	19,108
Accounts payable	(17,909)	(24,626)
Accrued expenses and other liabilities	32,303	45,219
Deferred revenue	4,735	8,551

Net cash provided by operating activities	235,975	385,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(38,689)	(68,149)
Purchases of marketable debt securities	(911,515)	(1,636,760)
Proceeds from sales and maturities of marketable debt securities	917,032	1,777,385
Acquisitions, net of cash acquired	(43,767)	(53,970)
Proceeds from sales of marketable equity securities	1,351	11,382
Other investing activities, net	9,560	11,318

Net cash provided by (used in) investing activities	(66,028)	41,206

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	92,295	90,304
Repurchases of common stock	—	(164,895)
Structured stock repurchases, net	(50,000)	(96,202)
Other financing activities, net	—	800

Net cash provided by (used in) financing activities	42,295	(169,993)

Effect of exchange rate changes on cash and cash equivalents	3,040	10,259

Net change in cash and cash equivalents	215,282	267,187
Cash and cash equivalents at beginning of period	415,892	823,723

Cash and cash equivalents at end of period	$631,174	$1,090,910

YAHOO! INC.
Condensed Consolidated Statements of Cash Flows (Continued)
(unaudited, in thousands)

Supplemental schedule:

Acquisition-related activities (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2005
Cash paid for acquisitions	$50,684	$53,997
Cash acquired in acquisitions	(6,917)	(27)

	$43,767	$53,970

Common stock, restricted stock and stock options issued in connection with acquisitions	$2,209	$37,766

See Note 3—"Acquisitions" for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Stockholders' Equity
(unaudited, in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2005
Common Stock
Balance, beginning of period	$1,354	$1,416
Common stock issued, net	10	7

Balance, end of period	1,364	1,423

Additional paid-in capital
Balance, beginning of period	4,340,514	5,682,884
Common stock issued and stock options assumed	92,809	172,564
Tax benefits from stock options	63,543	114,026
Structured stock repurchases, net	(50,000)	(96,202)

Balance, end of period	4,446,866	5,873,272

Deferred stock-based compensation
Balance, beginning of period	(52,374)	(28,541)
Common stock issued and stock options assumed	1,077	(81,174)
Stock compensation expense	12,572	9,466

Balance, end of period	(38,725)	(100,249)

Treasury stock
Balance, beginning of period	(159,988)	(159,988)
Repurchases of common stock	—	(164,895)

Balance, end of period	(159,988)	(324,883)

Retained earnings
Balance, beginning of period	230,386	1,069,939
Net income	101,212	204,560

Balance, end of period	331,598	1,274,499

Accumulated other comprehensive income
Balance, beginning of period	3,598	535,736
Net unrealized gains (losses) on available-for-sale securities, net of tax	4,201	(44,695)
Foreign currency translation adjustment	2,577	(2,925)

Balance, end of period	10,376	488,116

Total stockholders' equity	$4,591,491	$7,212,178

Comprehensive income
Net income	$101,212	$204,560
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities before tax	6,994	(74,489)
Tax impact of net unrealized gains (losses)	(2,793)	29,794

Net unrealized gains (losses) on available-for-sale securities, net of tax	4,201	(44,695)
Foreign currency translation adjustment	2,577	(2,925)

Comprehensive income	$107,990	$156,940

	Number of Shares
Common Stock
Balance, beginning of period	1,321,408	1,383,584
Common stock issued	11,000	9,493
Repurchases of common stock	—	(4,907)

Balance, end of period	1,332,408	1,388,170

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted for pro forma disclosure purposes. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

The results of operations of companies acquired during the period have been included in the Company's consolidated statements of operations since the closing dates of the acquisitions. See Note 3—"Acquisitions."

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior period balances have been reclassified to conform to the current year presentation. A new subtotal is being presented in the consolidated statement of operations: Income before income taxes, earnings in equity interests, and minority interests. Earnings in equity interests and minority interests in operations of consolidated subsidiaries are now presented below the provision for income taxes. In accordance with generally accepted accounting principles, these items have consistently been presented net of income taxes. In addition, beginning in the fourth quarter of 2004, the Company made reclassifications in the consolidated balance sheets and consolidated cash flow statements related to the classification of auction rate securities. Certain of these securities were included in the cash and cash equivalents lines in prior periods. These amounts have been reclassified to short term marketable debt securities.

Stock-Based Compensation.    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. The Company recorded compensation expense of approximately $13 million and $9 million in the three months ended March 31, 2004 and 2005, respectively. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	March 31, 2005
Net income:
As reported	$101,212	$204,560
Add: Stock compensation expense included in reported net income, net of related tax effects	7,543	5,680
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects*	(68,254)	(57,046)

Pro forma net income	$40,501	$153,194

Net income per share:
As reported—basic	$0.08	$0.15
As reported—diluted	$0.07	$0.14
Pro forma—basic	$0.03	$0.11
Pro forma—diluted	$0.03	$0.10
*
For the three months ended March 31, 2004, the stock compensation expense amount has been adjusted to reflect lower calculated fair values for employee stock options which resulted in an increase of $3 million in pro forma net income and no change in pro forma net income per share. The adjustment was required as the Company's estimate of the fair value of employee stock options was incorrectly based on a five-and-one-half year expected life rather than the three-and-one-half year expected life intended by management.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected life of the options granted. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

See "Recent Accounting Pronouncements" below regarding the impact of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123R").

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standard Board's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides guidance on the meaning of "other-than-temporary" impairment and its application to certain marketable debt and equity securities accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements were effective for annual periods ended after June 15, 2004 and have been adopted by the Company. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

In December 2004, the FASB issued SFAS 123R, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt the new statement on January 1, 2006. The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements. However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share-based payments.

Note 2—Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company's zero coupon senior convertible notes (the "Notes") (using the if-converted method). For the three months ended March 31, 2004 and 2005, approximately 69 million and 61 million options to purchase common stock, respectively, were excluded from the calculation, as their exercise prices were greater than the average market price of the common stock during the period. See Note 7—"Long-Term Debt" for additional information related to the Notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2004	March 31, 2005
Numerator:
Net income	$101,212	$204,560

Denominator:
Weighted average common shares	1,328,592	1,387,051
Weighted average unvested restricted stock subject to repurchase	(438)	(2,093)

Denominator for basic calculation	1,328,154	1,384,958

Weighted average effect of dilutive securities:
Employee stock options	61,759	54,910
Convertible notes	36,585	36,585
Restricted stock	50	1,358

Denominator for diluted calculation	1,426,548	1,477,811

Net income per share—basic	$0.08	$0.15

Net income per share—diluted	$0.07	$0.14

Note 3—Acquisitions

During the three months ended March 31, 2005 the Company acquired a software development company. The transaction was treated as an asset acquisition for accounting purposes and therefore no goodwill was recorded. The total estimated purchase price was approximately $58 million and consisted of $54 million in cash consideration, $3 million related to stock options exchanged and $1 million of direct transaction costs. For accounting purposes, approximately $93 million was allocated to amortizable intangible assets, with lives not exceeding three years, $37 million to liabilities, primarily deferred income tax liabilities, and $2 million to deferred stock-based compensation. In connection with the acquisition, the Company also issued approximately 1 million shares of restricted stock valued at $35 million that will be recognized as expense over three years.

In January 2004, the Company acquired 3721 Network Software Company Limited ("3721"), a Hong Kong-based software development company, for approximately $74 million consisting of $51 million of cash, $2 million related to stock options exchanged, direct transaction costs of $1 million and $20 million related to a contingent earnout that will be paid in 2005. In April 2004, the Company acquired Kelkoo S. A. ("Kelkoo"), a leading European online comparison shopping service, for approximately $571 million consisting of $562 million of cash, $6 million in incurred liabilities and direct transaction costs of $3 million. In October 2004, the Company acquired Musicmatch, Inc. ("Musicmatch"), a leading provider of personalized music software and services, for approximately $157 million consisting of $156 million of cash and direct transaction costs of $1 million. The Company also completed a number of smaller acquisitions during the last twelve months. The results of operations of companies acquired have been included in the Company's consolidated statements of operations since the closing dates of the acquisitions. Pro forma results of operations have not been presented for the acquisitions completed during the last twelve months as the results of the acquired companies either individually or in the aggregate were not material to the Company. For details of these acquisitions see Note 3—"Acquisitions" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 4—Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows (in thousands):

	United States	International	Total
Balance as of January 1, 2005	$1,673,419	$877,538	$2,550,957
Acquisitions and other*	2,185	(12,833)	(10,648)

Balance as of March 31, 2005	$1,675,604	$864,705	$2,540,309

*
Other primarily includes certain purchase price adjustments that affect existing goodwill, and foreign currency translation adjustments. Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $(13) million for the three months ended March 31, 2005.

Note 5—Intangible Assets, Net

The following table summarizes the Company's intangible assets, net (in thousands):

	December 31, 2004	March 31, 2005
	Net	Gross carrying amount	Accumulated amortization*	Net
Trademark, trade name and domain name	$103,796	$134,000	$(35,743)	$98,257
Customer, affiliate, and advertiser related relationships	205,032	322,666	(122,418)	200,248
Developed technology and patents	171,838	304,021	(67,633)	236,388

Total intangible assets, net	$480,666	$760,687	$(225,794)	$534,893

*
Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $11 million as of March 31, 2005.

The Company recognized amortization expense on intangible assets of approximately $31 million and $40 million for the three months ended March 31, 2004 and 2005, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: nine months ending December 31, 2005: $138 million; 2006: $178 million; 2007: $134 million; 2008: $73 million, and 2009: $12 million.

Note 6—Other Income, Net

Other income, net is comprised of (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2005
Interest and investment income	$12,762	$23,772
Investment gains (losses), net	3,122	19,134
Other	(1,506)	7,088

Total other income, net	$14,378	$49,994

Investment gains (losses), net include realized investment gains, realized investment losses, realized gains on derivatives and impairment charges related to declines in values of privately held companies judged to be other than temporary. Investment gains in the three months ended March 31, 2005 include gains related to the sale of a portion of our marketable equity securities which are classified as current assets and are not considered strategic to the Company. The Company plans to continue to sell these investments opportunistically in varying amounts in the coming quarters.

Note 7—Long-Term Debt

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the "Notes") due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the consolidated balance sheets in other assets. As of March 31, 2005, approximately $10 million of the transaction fees remain to be amortized. The Notes were issued at par and bear no interest. The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of March 31, 2005, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning April 1, 2005 and ending on June 30, 2005. During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note. The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met. No Notes have been converted since their issuance.

As of March 31, 2005, the fair value of the Notes was approximately $1.3 billion based on quoted market prices. The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 8—Stockholders' Equity

Stock Repurchase Programs.    In March 2001, the Company's Board of Directors authorized the Company to repurchase up to $500 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors. In March 2003, the Company's Board of Directors authorized a two-year extension of the stock repurchase program until March 2005. Under this program, from March 2001 through December 31, 2004, the Company repurchased 32.9 million shares of common stock at an average price of $4.86 per share for a total amount of approximately $160 million. During this period, of the shares repurchased, 32.1 million shares were purchased from SOFTBANK Corp. ("SOFTBANK") at an average price of $4.84 per share. During the three months ended March 31, 2005, the Company repurchased an additional 4.9 million shares in the open market, at an average price of $33.60 per share, for total consideration of $165 million. Treasury stock is accounted for under the cost method.

In March 2005, the Company's Board of Directors authorized a new stock repurchase program for the Company to repurchase up to $3 billion of its outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price and other factors.

Structured Stock Repurchases.    In August 2004, the Company entered into a $100 million structured stock repurchase transaction which matured in four separate tranches through March 31, 2005. One of the four tranches matured and settled in December 2004. In the quarter ended March 31, 2005, the remaining three tranches matured and two of them were settled, resulting in the Company receiving approximately $54 million. In February 2005, the Company entered into $150 million in structured stock repurchase transactions which will mature in three separate tranches in June 2005, July 2005 and August 2005, respectively. On each of the maturity dates, if the market price of Yahoo! common stock is at or above $30.69 for the June 2005 maturing tranche, $29.00 for the July 2005 maturing tranche, and $31.49 for the August 2005 maturing tranche, the Company will have its investment returned with a premium. If the market price of the Company's common stock is below the pre-determined prices, the Company will repurchase shares of its common stock, up to an aggregate of 5.3 million shares.

Note 9—Commitments and Contingencies

Operating Leases.    The Company has entered into various non-cancelable operating lease agreements for offices throughout the United States, and for international subsidiaries, for original lease periods up to 23 years and expiring between 2005 and 2027.

Net lease commitments as of March 31, 2005 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments
Nine months ending December 31, 2005	$35	$(8)	$27
Years ending December 31,
2006	45	(5)	40
2007	47	—	47
2008	51	—	51
2009	49	(1)	48
2010	45	(1)	44
Due after 5 years	276	(1)	275

Total net lease commitments	$548	$(16)	$532

Other Commitments.    In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company's breach of agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its financial statements.

On April 21, 2003, Overture Services Inc. ("Overture") completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria. The earn-out payment is not included in the contractual obligations table below.

On January 2, 2004, the Company completed the acquisition of 3721, a Hong Kong-based software development company. In January 2004, approximately $51 million in cash consideration was paid. Under the terms of the acquisition, the Company also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met. At December 31, 2004, the Company recorded an additional $20 million of additional purchase price and $3 million of additional operating expense, as 3721 achieved certain performance-based milestones. As of March 31, 2005, these amounts were included in accrued expenses and other current liabilities and will be paid in 2005. The remaining contingent payment of up to $35 million is not included in the contractual obligations table below.

Contractual Obligations.    The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2005 (in millions):

	Payments due by period
	Total	Due in 2005	Due in 2006-2007	Due in 2008-2009	Due in 2010 or after
Long-term debt(1)	$750	$—	$—	$750	$—
Operating lease obligations	548	35	92	100	321
Affiliate commitments(2)	390	142	248	—	—
Non-cancelable obligations(3)	69	52	17	—	—

Total contractual obligations	$1,757	$229	$357	$850	$321

(1)
The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Upon conversion, the Company has the right to deliver cash in lieu of common stock. See Note 7—"Long-Term Debt" for additional information related to the long-term debt.

(2)
The Company is obligated to make payments under contracts to provide sponsored search services to its affiliates, which represent traffic acquisition costs.

(3)
The Company is obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements.

As of March 31, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of the Company acquired in October 2003. The plaintiff in this case, and in certain other cases which have been brought against Overture in the past, claims, among other things, that it has trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms. The complaints seek injunctive relief and damages. The Company and Overture believe that Overture has meritorious defenses to liability and damages and are contesting the lawsuit vigorously. In August 2003, Accor filed a similar complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture's wholly-owned subsidiary in France. On January 17, 2005, the Nanterre District

Court ruled in favor of Accor and found Overture and Overture S.A.R.L. liable for trademark infringement. Overture S.A.R.L. has appealed, and Overture intends to appeal, this decision.

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

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of the Company's current and former officers and directors (the "Derivative Defendants"). Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004. The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct. The complaints seek unspecified monetary damages and other relief purportedly on behalf of the Company from the Derivative Defendants. In April 2004, the Company filed a motion to dismiss the Delaware action for failure to plead demand futility. On August 2, 2004, the Delaware Court of Chancery granted the motion to dismiss. On October 18, 2004, the plaintiffs appealed the granting of the motion to dismiss. On January 21, 2005, the Supreme Court of the State of Delaware affirmed the opinion of the Delaware Court of Chancery granting the motion to dismiss. The Company understands the Derivative Defendants deny any impropriety and intend to defend the remaining lawsuits vigorously.

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

Note 10—Segments

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2005
Revenues by segment:
United States	$599,271	$818,726
International	158,515	355,016

Total revenues	$757,786	$1,173,742

Segment operating income before depreciation and amortization:
United States	$191,254	$270,415
International	19,667	74,647

Total segment operating income before depreciation and amortization	210,921	345,062
Corporate and unallocated operating costs and expenses:
Depreciation and amortization	(66,192)	(88,233)
Stock compensation expense	(12,572)	(9,466)

Income from operations	$132,157	$247,363

Capital expenditures, net:
United States	$30,357	$59,015
International	8,332	9,134

Total capital expenditures, net	$38,689	$68,149

	December 31, 2004	March 31, 2005
Property and equipment, net:
United States	$461,623	$480,501
International	70,073	72,458

Total property and equipment, net	$531,696	$552,959

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in the three months ended March 31, 2004 and 2005.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2005
Marketing services*	$665,046	$1,024,796
Fees	92,740	148,946

Total revenues	$757,786	$1,173,742

*
In the three months ended March 31, 2004, Fees revenue includes certain revenue previously classified as Marketing services revenues of approximately $4 million. This reclassification was done to refine the alignment of revenue sources within these classifications of revenue.

Note 11—Related Party Transactions

The Company and other third parties are limited partners in Softbank Capital Partners LP ("Softbank Capital"), a venture capital fund which is an affiliate of SOFTBANK. A Managing Partner of Softbank Capital is also a member of the Company's Board of Directors. The total investment by the Company in Softbank Capital is approximately $36 million and represents less than a 5% holding in Softbank Capital. A significant portion of this investment has been impaired by the Company, with the remaining value included on the condensed consolidated balance sheets in other assets. Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

The Company has a joint venture with SOFTBANK in Japan ("Yahoo! Japan"). The Company has a 34 percent ownership in Yahoo! Japan and accordingly this investment is being accounted for using the equity method. The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests.

The Company has commercial arrangements with Yahoo! Japan including algorithmic search services, sponsored search services and the related traffic acquisition costs, and license fees. The net cost of these arrangements was approximately $8 million and $34 million for the three months ended March 31, 2004 and 2005, respectively.

Note 12—Subsequent Events

Structured Stock Repurchases.    In April 2005, the Company entered into $500 million in structured stock repurchase transactions which will mature in three separate tranches, of which one tranche will mature in June 2005 and two tranches will mature in October 2005. On each of the maturity dates, if the market price of Yahoo! common stock is at or above $33.34 for the $150 million June 2005 maturing tranche and $35.11 for both the $150 million and $200 million October 2005 maturing tranches, the Company will have its investment returned with a premium. If the market price of the Company's common stock is below the pre-determined prices, the Company will repurchase shares of its common stock, up to an aggregate of 15.7 million shares.

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

  •
  expectations about costs of revenues, operating costs and expenses;

  •
  anticipated capital expenditures;

  •
  evaluation of possible acquisitions of, or investments in, businesses, products and technologies; and

  •
  expectations about positive cash flow generation and existing cash and investments being sufficient to meet normal operating requirements.

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

Many of our services are free to our users. We generate revenues by providing marketing services to businesses across the majority of our properties and by establishing paying relationships with our users for premium services. We classify these revenues as either Marketing Services or Fees. Our offerings to users and businesses currently fall into three categories—Search and Marketplace; Information and Content; and Communications and Consumer Services. The majority of our offerings are available globally. We manage and measure our business geographically; our principal geographies being the United States and International.

	Three Months Ended March 31,
Operating Highlights (in thousands)			2004-2005 Change
	2004	2005
Revenues	$757,786	$1,173,742	$415,956
Income from operations	$132,157	$247,363	$115,206
Net cash provided by operating activities	$235,975	$385,715	$149,740
Net cash provided by (used in) investing activities	$(66,028)	$41,206	$107,234
Net cash provided by (used in) financing activities	$42,295	$(169,993)	$(212,288)

During the first year of owning a significant acquired company, our practice has been to disaggregate the results and disclose any material impact on our revenues and expenses separately. As a result, until the first anniversary of the acquisition date, the revenues and expenses of our acquired businesses are described as "acquisition related" in the discussion that follows. Thereafter the underlying results of these acquisitions are considered part of our organic base. Our historical financial statements reflect the impact of these acquired businesses from their respective dates of acquisition and the discussion of our results of operations that follows explains the impact of these acquisitions on our consolidated results to provide information that will assist in understanding the changes in the periods presented. Our year over year reported growth rates, calculated on a consolidated basis, include the impact from acquisitions. Excluding the impact from acquisitions, our growth rates would be lower.

Our revenue growth in the first quarter of 2005 over the same period of 2004 can be attributed to a combination of organic growth and acquisition related growth but is primarily from our organic businesses. On an organic level, we continued to benefit from an expanding user base and from increased user activity levels across our offerings on the Yahoo! Network. The growth in our engaged audience, both in terms of the number of users and the amount of time spent by our users on our properties, attracted more advertisers to our advertising services and resulted in an increase in our revenues. Our increases in income from operations and our higher operating margins were a result of our ability to grow our revenues without a commensurate increase in expenses.

Cash generated from our operations is a measure of the cash productivity of our business model and is an area of focus for us. The growth of cash flow from operations is primarily a function of our increasing net income, net of increases in our net working capital balances. As of March 31, 2005, we had cash, cash equivalents and marketable debt securities totaling approximately $3,852 million, an increase of $110 million compared to $3,742 million as of December 31, 2004. The principal components of the increase in cash, cash equivalents and marketable debt securities were cash generated from operating activities of approximately $386 million, proceeds of $90 million from the exercise of employee stock options, offset by net cash used in structured stock repurchase activities of $96 million, $165 million for direct share repurchases, $54 million for acquisitions and $68 million for net capital expenditures.

We continue to believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate are correlated to the number of users and the amount of time that these users are spending on our network. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to our users and increase our share of users and deepen their engagement with our products and services. We believe this deeper engagement of new and existing users, coupled with the expansion of the online advertising market as advertisers shift their spending from traditional media to the Internet, will increase our revenues for the remainder of 2005 over 2004. We also continue to believe that our operating expenses for the remainder of 2005 will increase over 2004 as we continue to invest in all areas of our business and will incur a full year of costs in 2005 related to acquisitions completed in 2004.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2005
Revenues	100%	100%
Cost of revenues	37	39

Gross profit	63	61

Operating expenses:
Sales and marketing	22	20
Product development	10	10
General and administrative	8	6
Stock compensation expense	2	1
Amortization of intangibles	4	3

Total operating expenses	46	40

Income from operations	17	21
Other income, net	2	4

Income before income taxes, earnings in equity interests and minority interests	19	25
Provision for income taxes	(9)	(10)
Earnings in equity interests	3	2
Minority interests in operations of consolidated subsidiaries	—	—

Net income	13%	17%

Revenues.    Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended March 31,
					2004-2005 % Change
	2004	(1)	2005	(1)
Marketing services(2)	$665,046	88%	$1,024,796	87%	54%
Fees(2)	92,740	12%	148,946	13%	61%

Total revenues	$757,786	100%	$1,173,742	100%	55%

(1)
Percent of total revenues.

(2)
For the quarter ended March 31, 2004, we have reclassified previously reported Marketing Services revenues of $4 million as Fees in order to refine our alignment of revenue sources with these classifications.

Marketing Services Revenue.    Marketing Services revenue for the first quarter of 2005 increased by approximately $360 million, or 54 percent as compared to the same period in 2004, of which $31 million related to acquisitions. The year-over-year organic growth in our marketing services revenue can be attributed to a combination of factors that are driving increased advertising revenue across the entire Yahoo! Network, including an increase in our user base and the average amount of time our users spent on our Yahoo! Network, as well as higher levels of search queries, page views and click-throughs.

On the Yahoo! Network, our number of unique users worldwide as of March 31, 2005 was approximately 36 percent higher than the number of unique users as of March 31, 2004. Unique users are the estimated number of people who visited the Yahoo! Network in a given time period.

The combined number of page views and searches, including those from our affiliate network, increased by approximately 36 percent in the first quarter of 2005 as compared to the first quarter of 2004. This increase can be attributed to an increased number of users, an increased number of affiliates, an expanded offering of properties which increased our inventory of page views and greater market acceptance of new sponsored search offerings. The combined average revenue per page view and search increased by approximately 13 percent in the first quarter of 2005 compared to the same period of 2004. Our combined revenue per page view and search is influenced by sales mix changes period to period as we expand our offerings on the Yahoo! Network and introduce new inventory with differing yields. The growth in our marketing services revenue in the first quarter of 2005 when compared to the same period in 2004 was influenced more by increased inventory levels than increased prices for our inventory.

Fees Revenue.    Fees revenue for the first quarter of 2005 increased approximately $56 million, or 61 percent, as compared to the same period in 2004, of which $14 million relates to acquisitions. The remainder of the increase was primarily associated with an increase in the number of paying users for our fee-based services, which were 8.9 million at March 31, 2005 compared to 5.8 million at March 31, 2004. Our increased base of fee paying users was due to a greater penetration of our services with our existing users as well as our continued expansion of service offerings including new business relationships with BT Group plc and Rogers Cable Inc. for fee-based services and new users from our acquisition of Musicmatch in 2004. Our fee-based services include Internet broadband and dial-up services, our premium mail, music and personals offerings, as well as our services for small businesses. Average monthly revenue per paying user declined to approximately $4 for the first quarter of 2005 from $5 for the same period in 2004 as a result of faster subscriber growth in some of the lower priced offerings.

Costs and Expenses:    Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
					2004-2005 % Change
	2004	(1)	2005	(1)
Cost of revenues	$281,705	37%	$453,297	39%	61%
Sales and marketing	$166,295	22%	$230,519	20%	39%
Product development	$76,989	10%	$119,349	10%	55%
General and administrative	$57,556	8%	$73,545	6%	28%
Stock compensation expense	$12,572	2%	$9,466	1%	(25)%
Amortization of intangibles	$30,512	4%	$40,203	3%	32%
(1)
Percent of total revenues.

Cost of Revenues.    Cost of revenues consists of traffic acquisition costs ("TAC") and other expenses associated with the production and usage of the Yahoo! Network. TAC consists of payments made to affiliates that have integrated our sponsored search offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! website. Other cost of revenues consists of fees paid for content included on our online media properties, Internet connection charges, server equipment depreciation, technology license fees and compensation related expenses.

Cost of revenues for the first quarter of 2005 increased approximately $172 million, or 61 percent, as compared to the same period of 2004, of which $10 million related to acquisitions. The remainder of the increase included approximately $144 million of additional TAC which represents the largest component of cost of revenues. This year over year increase of 61 percent is driven by our 55 percent growth in revenues for the same period.

Sales and Marketing.    Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses for the first quarter of 2005 increased approximately $64 million, or 39 percent, as compared to the same period of 2004, of which $13 million related to acquisitions. The remainder of the increase was primarily due to increases of $5 million in advertising spending and $30 million in compensation and outside services expenses as we increased our headcount, expanded our sales coverage model and increased our advertiser base and presence in certain territories.

Product Development.    Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! Network, classification and organization of listings within Yahoo! properties and research and development as well as depreciation expense and other operating costs.

Product development expenses for the first quarter of 2005 increased approximately $42 million, or 55 percent, as compared the same period of 2004, of which $13 million related to acquisitions. Of the remaining increase, $14 million related to increased compensation related expenses as we continued to invest in engineers to further develop and build new properties and services on the Yahoo! Network. Additionally, $7 million of the increase related to increased depreciation expense arising from our additional investments in property and equipment to support further product development.

General and Administrative.    General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses for the first quarter of 2005 increased approximately $16 million, or 28 percent, as compared to the same period of 2004, of which $6 million related to acquisitions. The remainder of the increase was primarily due to compensation related expenses, which reflects the expansion of our team to support increased compliance and infrastructure needs.

Stock Compensation.    Stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with acquisitions and other equity-based awards. This expense is generally being amortized using the accelerated amortization method in accordance with Financial Accounting Standards Board Interpretation No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans".

The decrease in stock compensation expense for the first quarter of 2005 was primarily a result of decreased costs associated with options assumed in acquisitions which are amortized using the accelerated amortization method. Accelerated amortization results in declining amortization of awards over their vesting periods.

Amortization of Intangibles.    We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

Amortization of intangibles for the first quarter of 2005 was approximately $40 million compared to $31 million for the same period of 2004. The year-over-year increase in amortization of intangibles was the result of our continued acquisition activity which has resulted in increased amortizable intangible assets.

Other Income, Net.    Other income, net was as follows (in thousands):

	Three Months Ended March 31,
	2004	2005
Interest and investment income	$12,762	$23,772
Investment gains (losses), net	3,122	19,134
Other	(1,506)	7,088

Total other income, net	$14,378	$49,994

Other income, net increased for the first quarter of 2005 primarily due to the sale of certain equity securities during the quarter which generated gains of $19 million. Certain of these securities were part of our marketable equity securities classified as current assets which are not considered strategic to the Company. We plan to continue to sell these investments opportunistically in varying amounts in the coming quarters. In addition, interest and investment income earned in the first quarter of 2005 was higher than 2004 as a result of larger invested balances as well as higher yields on our investment portfolio.

Income Taxes.    The provision for income taxes for the first quarter of 2005 and 2004 differs from the amount computed by applying the statutory federal income tax rate principally due to state taxes and foreign losses for which no tax benefit is provided. The effective tax rate for the first quarter of 2005 was 41 percent compared to 44 percent for the same period in 2004. The effective tax rate for the first quarter of 2005 was lower than the rate for the first quarter of 2004 principally due to a reduction in foreign losses for which no tax benefit was provided.

Earnings in Equity Interests.    Earnings in equity interests was approximately $29 million for the first quarter of 2005 compared to $20 million for the same period of 2004, as a result of our investment in Yahoo! Japan. This increase resulted from increased net income earned by Yahoo! Japan.

Minority Interests in Operations of Consolidated Subsidiaries.    Minority interests in operations of consolidated subsidiaries represents the minority holders' percentage share of income or losses from such subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries' results in our financial statements. Minority interests in income from operations of consolidated subsidiaries was approximately $2 million for the first quarter of 2005 compared to less than $1 million for the same period of 2004.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the United States and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation and amortization for making financial decisions and allocating resources. Segment operating income before depreciation and amortization, includes income from operations before depreciation, amortization of intangible assets and amortization of stock compensation expense. Management believes that segment operating income before depreciation and amortization is an appropriate measure for evaluating the operational performance of the Company's segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,
					2004-2005 % Change
	2004	(1)	2005	(1)
Revenues by segment:
United States	$599,271	79%	$818,726	70%	37%
International	158,515	21%	355,016	30%	124%

Total revenues	$757,786	100%	$1,173,742	100%	55%

(1)
Percent of total revenues.

	Three Months Ended March 31,
			2004-2005 % Change
	2004	2005
Segment operating income before depreciation and amortization:
United States	$191,254	$270,415	41%
International	19,667	74,647	280%

Total segment operating income before depreciation and amortization	$210,921	$345,062	64%
Depreciation and amortization	(66,192)	(88,233)	33%
Stock compensation expense	(12,572)	(9,466)	(25)%

Income from operations	$132,157	$247,363	87%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in the first quarter of 2005 or 2004.

United States.    United States revenues in the first quarter of 2005 increased approximately $219 million, or 37 percent as compared to the same period in 2004, of which $14 million related to acquisitions. The year-over-year organic growth can be attributed to strong growth in advertising across the entire Yahoo! Network, as well as growth from our fee based services. United States segment operating income before depreciation and amortization increased approximately $79 million, or 41 percent from the first quarter of 2004 to the first quarter of 2005 primarily as a result of the increase in revenues, as well as continued efforts to control discretionary spending and our ability to generate revenue without a commensurate increase in costs.

International.    International revenues in the first quarter of 2005 increased approximately $197 million, or 124 percent as compared to the same period in 2004, of which $31 million related to acquisitions. The year-over-year organic growth can be attributed to our continued expansion into new markets, as well as our increased penetration into the markets in which we operate coupled with the continued expansion of the online advertising marketplace on a worldwide basis.

International revenues accounted for approximately 30 percent of total revenues during the first quarter of 2005 as compared to 21 percent during the same period of 2004. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will decrease for our International segment if the U.S. dollar strengthens against foreign currencies. Changes in foreign currencies contributed approximately $15 million to international revenues in the first quarter of 2005 as compared to the average foreign currency exchange rates from the first quarter of 2004.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition.    Our revenues are generated from marketing services and fees. Marketing services revenue is generated from several offerings including: the display of textual, rich media and graphical advertisements, display of text based links to advertisers' listings, listing based services, and commerce based transactions. Fees revenue includes revenue from a variety of consumer and business fee-based services. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we have certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable) that may include placement on specific properties and content integration. We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangements should be reported gross as a principal versus net as an agent; and (6) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

Goodwill and Other Intangible Assets.    Our long-lived assets include goodwill and other intangible assets and as of March 31, 2005 had a net balance of $3.1 billion. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. See Note 4—"Goodwill" in the condensed consolidated financial statements for additional information. Based on our 2004 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 provides guidance on the meaning of "other-than-temporary" impairment and its application to certain marketable debt and equity securities accounted for under Financial Accounting Standards Board ("FASB") Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities" and non-marketable securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired. However, the disclosure requirements are effective for annual periods ended after June 15, 2004 and have been adopted. We are currently evaluating the effect of this proposed statement on our results of operations and financial position.

In December 2004, the FASB issued Statement No. 123R, "Share-Based Payment," which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new statement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the new statement on January 1, 2006. We have not yet completed our analysis of the impact of adopting FASB Statement No. 123R and therefore we are currently unable to quantify its effect on our results of operations. However, we know that the adoption of this new statement will have a significant impact on the results of operations and net income per share as we will be required to expense the fair value of all share-based payments.

Liquidity and Capital Resources

(dollars in thousands)	As of December 31, 2004	As of March 31, 2005
Cash and cash equivalents	$823,723	$1,090,910
Marketable debt securities	2,918,539	2,760,898

Total cash, cash equivalents and marketable debt securities	$3,742,262	$3,851,808

Percentage of total assets	41%	41%

	Three Months Ended March 31,
	2004	2005
Net cash provided by operating activities	$235,975	$385,715
Net cash provided by (used in) investing activities	$(66,028)	$41,206
Net cash provided by (used in) financing activities	$42,295	$(169,993)

The Company's operating activities for the first quarters of 2005 and 2004 generated adequate cash to meet our operating needs. As of March 31, 2005, we had cash, cash equivalents, and marketable debt securities totaling $3,852 million, an increase of $110 million compared to $3,742 million as of December 31, 2004. The principal components of the increase in cash, cash equivalents and marketable debt securities were cash generated from operating activities of approximately $386 million, proceeds of $90 million from the exercise of employee stock options, offset by cash used in net structured stock repurchase activities of $96 million, $165 million for direct share repurchases, $54 million for acquisitions and $68 million for capital expenditures. Our investments in marketable equity securities which totaled $759 million and $816 million as of March 31, 2005 and December 31, 2004, respectively, are not included in the table above.

We expect to continue to generate positive cash flow from operations for the remaining three quarters in 2005. Management believes existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in additional dilution to our stockholders.

Cash flow changes

Cash provided by operating activities has been greater than net income in the first quarters of 2005 and 2004 mainly due to the net impact of non cash adjustments to income. Non cash adjustments include depreciation and amortization, tax benefits from stock options, earnings in equity interests, stock compensation expense, as well as adjustments for gains and losses from the sale of investments. In both quarters presented, operating cash flows were positively impacted by changes in working capital balances.

Cash provided by (used in) investing activities was primarily attributable to net proceeds from the sale of marketable debt securities offset by cash used for capital expenditures and acquisitions. For the first quarters of 2005 and 2004, we generated cash in the amounts of $141 million and $6 million, respectively from the net sales of marketable debt securities. For the first quarter of 2005, we used this cash for our financing activities as discussed below. Our capital expenditures totaled $68 million and $39 million in the first quarter of 2005 and 2004, respectively. In each period our capital expenditures were primarily for purchases of information technology assets to support our expanding offerings, our increased number of users and our international growth. Cash used as consideration for acquisitions, net of cash acquired was $54 million and $44 million in the first quarter of 2005 and 2004, respectively.

Cash provided by (used in) financing activities was driven primarily by employee option exercises and stock repurchases. Cash proceeds from employee option exercises have remained consistent between the first quarters of 2005 and 2004. In the first quarter of 2005, we used approximately $165 million in the direct repurchase of 4.9 million shares of our common stock in open market transactions at an average price of $33.60 per share. For the first quarter of 2005 and 2004, we used cash in the amounts of $150 million and $50 million, respectively, to enter into new structured stock repurchase transactions. Additionally, in the first quarter of 2005, we also received proceeds of approximately $54 million from the settlement of structured stock repurchase transactions for a net cash usage of $96 million for these transactions. The new structured stock repurchase transactions entered into during the first quarter of 2005 for $150 million will mature in three separate tranches in June 2005, July 2005 and August 2005. On each of the maturity dates, if the market price of Yahoo! common stock is at or above $30.69 for the June 2005 maturing tranche, $29.00 for the July 2005 maturing tranche, and $31.49 for the August 2005 maturing tranche, we will have our investment returned with a premium. If the market price of the Company's common stock is below the pre-determined prices, we will repurchase up to an aggregate of 5.3 million of our common shares.

Financing

In March 2005, following the expiration of the $500 million share repurchase program that was authorized in 2001, and extended in 2003, our Board of Directors authorized the repurchase of up to $3 billion of our outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price and other factors. Our Board of Directors and management believe that additional repurchases made under appropriate market conditions are a prudent use of cash currently available to us in order to enhance long-term stockholder value.

Subsequent to March 31, 2005, we entered into $500 million in structured stock repurchase transactions which will mature in three separate tranches, of which one tranche will mature in June 2005 and two tranches will mature in October 2005. On each of the maturity dates, if the market price of Yahoo! common stock is at or above $33.34 for the $150 million June 2005 maturing tranche and $35.11 for both the $150 million and $200 million October 2005 maturing tranches, we will have our investment returned with a premium. If the market price of the Yahoo! common stock is below the pre-determined prices, we will repurchase up to an aggregate of 15.7 million of our common shares.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures. Capital expenditures were $246 million in 2004 and are currently expected to increase in 2005 as we invest in the expansion of our network and offerings. This continued increase in capital expenditures and operating lease commitments is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of March 31, 2005 (in millions):

	Payments due by period
	Total	Due in 2005	Due in 2006-2007	Due in 2008-2009	Due in 2010 or after
Long-term debt(1)	$750	$—	$—	$750	$—
Operating lease obligations(2)	548	35	92	100	321
Affiliate commitments(3)	390	142	248	—	—
Non-cancelable obligations(4)	69	52	17	—	—

Total contractual obligations	$1,757	$229	$357	$850	$321

(1)
The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. See Note 7—"Long-Term Debt" in the condensed consolidated financial statements for additional information related to the long-term debt.

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

As of March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other Commitments

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria. The earn-out payment is not included in the contractual obligations table.

On January 2, 2004, we completed the acquisition of 3721. In January 2004, approximately $51 million in cash consideration was paid. Under the terms of the acquisition, we also contingently agreed to pay an additional amount up to a maximum of $70 million in cash, part of which will be an increase to the purchase price and the remainder of which will be operating expense, over the two-year period ending December 31, 2005, if certain performance criteria are met. As of December 31, 2004, we recorded an additional $20 million of additional purchase price and $3 million of additional operating expense, as 3721 achieved certain performance-based milestones. As of March 31, 2005, these amounts were included in accrued expenses and other current liabilities and will be paid in 2005. The remaining contingent payment of up to $35 million is not included in the contractual obligations table.

RISK FACTORS

We face significant competition from companies such as Time Warner's AOL, Google and Microsoft.

We face significant competition from companies, including AOL, Google, and Microsoft, that have combined a variety of services under one brand name in a manner similar to Yahoo!. AOL has access to content from Time Warner's movie, television, music, book, periodical, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion. Google, in addition to a Web search service, offers many other services that directly compete with our services, including a consumer email service, desktop search, local search, photos, maps, shopping services and Internet advertising solutions. Microsoft has introduced its own Web search service and has announced plans to develop features that may make Web searching capabilities a more integrated part of its Windows operating system. We expect these competitors increasingly to use their financial and engineering resources to compete with us. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit these competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in attracting users and customers, our revenues could decline.

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

In addition, smaller competitors may consolidate with larger competitors or with each other and become more competitive. New competitors may also enter the market. If our competitors are more successful than we are in attracting and retaining customers and users, then our revenues could decline.

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

We also compete with traditional media companies for advertising. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. If we fail to persuade existing advertisers to retain and increase their spending with us and if we fail to persuade new advertisers to spend a portion of their budget on advertising with us, our business and revenues could be adversely affected.

If we are unable to provide search technologies and services which generate significant traffic to our Web sites, our business could be harmed, causing our revenues to decline.

We have deployed our own Web search technology to provide Web search results on our network. We have limited experience in operating our own search service. Web search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We must continually invest in improving our users' experience, including search relevance, speed, and services responsive to their needs and preferences to continue to attract, retain and expand our user base. If we are unable to provide search technologies and services which generate significant traffic to our Web sites, our business could be harmed, causing our revenues to decline.

The majority of our revenues are derived from marketing services and the reduction in spending by or loss of current or potential customers would cause our revenues to decline.

For the first quarter of 2005, approximately 87 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

  •
  growing our user base;

  •
  broadening our relationships with advertisers to small and medium size businesses;

  •
  attracting advertisers to our user base;

  •
  increasing demand for our marketing services by advertisers, users and businesses, including prices paid by advertisers, the number of searches performed by users and the rate at which users click-through to commercial search results;

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

A significant percentage of users and businesses that conduct searches using our sponsored search service, come from a limited number of sources in certain markets. In addition to the Yahoo! Network, sources for users conducting searches are members of our affiliate network, including portals, browsers, and other affiliates. Our agreements with affiliates vary in duration, and depending on the agreement, provide varying levels of discretion to the affiliate in the implementation of the sponsored search service, including the degree to which affiliates can modify the presentation of the search results on their websites or integrate the sponsored search services with their own services. The agreements may be terminable upon the occurrence of certain events, including failure to meet certain service levels, material breaches of agreement terms, changes in control or in some instances, at will. We may not be successful in renewing our affiliate agreements on as favorable terms or at all. The loss of affiliates providing significant users or businesses or an adverse change in implementation of the sponsored search service by any of these affiliates could harm our ability to generate revenue, our operating results, and cash flows from operations.

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

There can be no assurance that the purchasing pattern of customers advertising on the Yahoo! Network will not fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors. In addition, there can be no assurance that the volume of searches conducted, the amounts bid by advertisers for search listings or the number of advertisers that bid on our sponsored search service will not vary widely from period to period. As revenues from new sources increase, it may become more difficult to predict our financial results based on historical performance. You should not rely on the results for any period as an indication of future performance.

We may not be able to generate substantial revenues from our alliances with Internet access providers.

Through alliances with Internet access providers, we offer access services that combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from the third party access providers. We may not be able to retain the alliances with our existing Internet access providers or to obtain new alliances with Internet access providers on terms that are reasonable. In addition, these Internet access services compete with many large companies such as AOL, MSN, Comcast Corporation and other established Internet access providers. In certain of these cases, our competition has substantially greater market presence (including an existing user base) and greater financial, technical, marketing or other resources. As a result of these and other competitive factors, the Internet access providers with which we have formed alliances, may not be able to attract, grow or retain their customer bases, which would negatively impact our ability to sell customized content and services through this channel and, in turn, reduce our anticipated revenues from our alliances.

We have dedicated considerable resources to provide a variety of premium services, which may not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements to many of our free services, including email, personals, finance, games, music, and sports. The development cycles for these technologies are long and generally require significant investment by us. We have previously discontinued certain non-profitable premium services. We must however continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services. If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

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

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as important to Yahoo!'s brand and success. The efforts we have taken to protect our proprietary rights may not be sufficient or effective at stopping any unauthorized use of our proprietary rights. In addition, effective trademark, patent, copyright, and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet. Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law. If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We rely on the value of the Yahoo! brand, and a failure to maintain or enhance the Yahoo! brand in a cost effective manner could harm our operating results.

We believe that maintaining and enhancing the Yahoo! brand is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry. We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brands. We will therefore need to spend increasing amounts of money on, and devote greater resources to advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brands. We may not be able to successfully maintain or enhance consumer awareness of the Yahoo! brands and, even if we are successful in our branding efforts, these efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of the Yahoo! brands in a cost effective manner, our business, operating results and financial condition would be harmed.

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

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights or failure to maintain confidentiality of user data. Currently, our subsidiary LAUNCH Media, Inc. ("LAUNCH") is engaged in a lawsuit regarding copyright issues that commenced prior to our acquisition of LAUNCH. In addition, Overture is in litigation involving claims that allowing advertisers to bid on certain search terms and Overture's display of search results triggered by those search terms constitutes trademark infringement. A court in France recently held Overture SARL and Overture liable for displaying search results triggered by certain trademarked keywords.

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

We are substantially dependent on the continued services of our senior management, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, and our executive and senior vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. The competition for such highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters is located. Many of our management and key personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants. Although employees receive additional grants, an employee may be more likely to leave Yahoo! upon completion of the vesting period for the initial option grant which is generally the largest option grant an employee receives. If we do not succeed in retaining and motivating our existing key employees and attracting new key personnel, we may be unable to meet our business plan and as a result our stock price may decline.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. This may adversely impact our results of operations. As of March 31, 2005, our goodwill and amortizable intangible assets were $3.1 billion.

We plan to expand operations in international markets in which we may have limited experience or rely on business partners, and in which we are faced with relatively higher costs.

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

In a number of international markets, especially those in Asia, Europe, and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications and other commercial services. Many of these companies have a dominant market share in their territories and are owned by local telecommunications providers which give them a competitive advantage. Local providers of competing online services may also have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility than Yahoo! due to the fact that we are subject to both domestic and foreign regulatory requirements. We must continue to improve our local offerings, become more knowledgeable about our local users and their preferences, deepen our relationships with our local users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

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

We are subject to regulations and laws directly applicable to providers of Internet services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of services, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Internationally, we may also be subject to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act ("DMCA") is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act ("CDA") are intended to provide statutory protections to online service providers who distribute third party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children's Online Protection Act and the Children's Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

There are federal, state and international laws regarding privacy and protection of user data. We post, on our website, our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies, any consent orders from time to time entered into by us, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings against us by governmental entities or others which could potentially have an adverse effect on our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could impose requirements which may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of user data protection laws in Europe and other international jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied inconsistently from country to country and with our current data protection practices. Complying with these varying international requirements could cause us to incur substantial costs and to have to change our business practices. Further, any failure by us to protect users' privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users which could adversely affect our business.

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

We also periodically enter into arrangements to offer third-party products, services, or content under the Yahoo! brand or via distribution on various Yahoo! properties, including stock quotes and trading information. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content. While our agreements with respect to these products, services and content, often provide that we will be indemnified against such liabilities, the ability to receive such indemnification depends on the financial resources of the other party to the agreement and any amounts received may not be adequate to cover our liabilities.

It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. For example, we offer Web-based email services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited email, lost or misdirected messages, illegal or fraudulent use of email, or interruptions or delays in email service. Investigating and defending any of these types of claims is expensive, even to the extent that the claims are without merit or do not ultimately result in liability.

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

The success of our e-commerce offerings depends on our ability to generate traffic to Yahoo! Shopping and similar services and the rate at which users either purchase products or click through to search results. The revenue that we derive from Yahoo! Shopping and related services is typically in the form of lead-based fees, where retailers pay a fee based on the number of times a user clicks on a link to their site, transaction fees, and advertising fees. Users who had a favorable buying experience with a particular retailer may contact that retailer directly for future purchases rather than through our services. Competing providers of e-commerce offerings, including retailers with whom we have relationships, may provide a more convenient and comprehensive online customer experience due to their singular focus on e-commerce. Retailers may also establish exclusive relationships with our competitors. If our users bypass our e-commerce offerings and related services and contact competing providers or retailers directly, our revenue could decline.

New technologies could block our ads, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could, in the future, reduce the number of ads that we are able to deliver and, in turn, our advertising revenues.

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

In addition to our relationships with Internet access providers, to increase traffic for our offerings and make them more available and attractive to advertisers and users, we have certain distribution agreements and informal relationships with operators of online networks and leading Websites, software companies, electronics companies, and computer manufacturers. Depending on the distributor and the agreement, these distribution arrangements may not be exclusive and may only have a short term. Some of our distributors, particularly distributors who are also competitors or potential competitors, may not renew their distribution agreements with us. In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into amended distributions agreements with existing distributors to cover the new devices and agreements with additional distributors. In the future, existing and potential distributors may not offer distribution of our properties and services to us on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to fully execute our business plan.

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

If we fail to detect click-through spam, we could lose the confidence of our advertisers, thereby causing a loss of advertisers and revenue.

We are exposed to the risk of clicks on our ads by persons seeking to increase the fees paid by our advertisers. Click-through spam occurs when a person clicks on one of our advertiser's listings displayed on a web site in order to generate a payment rather than to view the underlying content. If this activity occurs and we are unable to stop it, we will have to provide refunds of revenue that our advertisers have paid to us and that was later attributed to click-through spam. These types of activities could damage our brand. If click-through spam is not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because those clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

Interruptions, delays or failures in the provision of our services could damage our brand and harm our operating results.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area subject to earthquakes. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. For example, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of any such occurrence. In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed and intend to continue distributing our servers among additional data centers located around the world. Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service, which could result in a loss of users and damage to our brand. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events which cause interruptions in our service.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the first quarter of 2005, the closing sale prices of our common stock on the Nasdaq ranged from $30.87 to $38.18 per share and the closing sale price on May 2, 2005 was $34.38 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance and stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001. As a result of our two-for-one stock split effective May 11, 2004, each share of common stock is now associated with one-half of one right. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of our common stock or of any company into which we are merged having a value of $500. The rights expire on March 1, 2011, unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2005 and 2004, we had investments in debt securities with effective maturities between three months and one year of approximately $1.5 billion and $0.9 billion, respectively. Such investments had a weighted-average yield of approximately 2.71 percent and 1.88 percent, respectively. As of March 31, 2005 and 2004, we had investments in debt securities with effective maturities between one and five years of approximately $1.3 billion and $1.2 billion respectively. Such investments had a weighted average yield of approximately 3.27 percent and 2.43 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $29 million and $27 million decrease, respectively, in the fair value of our available-for-sale securities as of March 31, 2005 and 2004.

The fair market value of the zero coupon senior convertible notes (the "Notes") is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations. As of March 31, 2005 and 2004, the fair value of the Notes was approximately $1.3 billion and $1.0 billion, respectively based on quoted market prices.

Foreign Currency Risk.    International revenues accounted for approximately 30 percent of total revenues during the first quarter of 2005 as compared to 21 percent during the first quarter of 2004. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars. The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will decrease for our International segment if the U.S. dollar strengthens against foreign currencies. Using the average foreign currency exchange rates from 2004, our international revenues for the first quarter of 2005 would have been lower than we reported using the actual exchange rates for 2005, by approximately $15 million.

We are also exposed to foreign exchange rates fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries' financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity's functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. During the first quarter of 2005 and 2004, the foreign currency transaction gains, realized and unrealized, were not material.

Investment Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2005 and 2004, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. As of March 31, 2005, we had available-for-sale equity investments with a fair value of approximately $751 million, classified as current assets and included on the condensed consolidated balance sheets as marketable equity securities. These equity investments have a total cost basis of approximately $9 million. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our financial position and/or operating results in future periods. Using a hypothetical reduction of 10 percent in the stock price of these equity securities, classified as current assets, the fair value of our equity investments would decrease by approximately $75 million as of March 31, 2005. Our investments in available-for-sale equity investments were not material as of March 31, 2004.

Item 4. Controls and Procedures

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

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of Yahoo! acquired in October 2003. The plaintiff in this case, and in certain other cases which have been brought against Overture in the past, claims, among other things, that it has trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms. The complaint seeks injunctive relief and damages. Yahoo! and Overture believe that Overture has meritorious defenses to liability and damages and are contesting the lawsuit vigorously. In August 2003, Accor filed a similar complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture's wholly-owned subsidiary in France. On January 17, 2005, the Nanterre District Court ruled in favor of Accor and found Overture and Overture S.A.R.L. liable for trademark infringement. Overture S.A.R.L. has appealed, and Overture intends to appeal, this decision.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2005 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2)(3) (in 000s)
January 1 - January 31, 2005	—	$—	—	$340,012
February 1 - February 28, 2005	2,885,000	$34.63	2,885,000	$240,117
March 1 - March 31, 2005	2,022,230	$32.14	2,022,230	$3,000,000

Total	4,907,230	$33.60	4,907,230

(1)
The shares repurchased during February 2005 and March 2005 were under our stock repurchase program that was announced in March 2001, and extended in March 2003, with an authorized level of $500 million. This program expired in March 2005.

(2)
In March 2005, our Board of Directors approved a new share repurchase program. Under the program, we are authorized to repurchase up to $3 billion of our outstanding shares of common stock from time to time over the next five years, depending upon market conditions, share price and other factors. We did not repurchase any shares under this new program in the quarter ended March 31, 2005.

(3)
In February 2005, we entered into a $150 million structured stock repurchase transaction which will mature in three separate tranches in June 2005, July 2005 and August 2005, respectively. On each of the maturity dates, if the market price of our common stock is at or above $30.69 for the June 2005 maturing tranche, $29.00 for the July 2005 maturing tranche, and $31.49 for the August 2005 maturing tranche, we will have our investment returned with a premium. If the market price of our common stock is below the pre-determined prices, we will repurchase shares of our common stock, up to an aggregate of 5.3 million shares. Any repurchases under this structured stock repurchase transaction will be reported in the quarter or quarters in which they occur. This transaction was authorized as part of our program that was authorized in 2001 and is not part of the new $3 billion share repurchase program approved by our Board of Directors in March 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

  a.
  Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
3.2		Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference).
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7	**	Form of Warrant Agreement (together with form of Warrant Certificate).
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed April 4, 2005 and incorporated herein by reference).
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference).
4.10		Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference).
10.31	*	Fourth Addendum to Overture Search Services Agreement, dated March 28, 2005 by and between the Registrant and Overture Services, Inc.
10.32	*	Summary of Compensation Payable to Named Executive Officers.

31.1	*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2005.
31.2	*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2005.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 6, 2005.

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

YAHOO! INC.
	By:	/s/ SUSAN DECKER
Dated: May 6, 2005		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MICHAEL MURRAY
Dated: May 6, 2005		Michael Murray Senior Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.
Index to Exhibits

Exhibit Number		Description
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
3.2		Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant's Registration Statement on Form S-8 filed on March 5, 2002 and incorporated herein by reference).
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference).
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for preferred stock (together with preferred stock certificate).
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference).
4.7	**	Form of Warrant Agreement (together with form of Warrant Certificate).
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed April 4, 2005 and incorporated herein by reference).
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference).
4.10		Registration Rights Agreement, dated as of April 9, 2003, among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference).
10.31	*	Fourth Addendum to Overture Search Services Agreement, dated March 28, 2005 by and between the Registrant and Overture Services, Inc.
10.32	*	Summary of Compensation Payable to Named Executive Officers.
31.1	*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2005.
31.2	*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 6, 2005.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated May 6, 2005.

*
Filed herewith.

**
To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.