Form 10-Q
period 2005-06-30
YAHOO INC
filed 2005-08-05
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2005

Common stock, $0.001 par value	1,408,953,447

YAHOO! INC.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Revenues	$832,299	$1,252,997	$1,590,085	$2,426,739
Cost of revenues	297,383	485,898	579,088	939,195

Gross profit	534,916	767,099	1,010,997	1,487,544

Operating expenses:
Sales and marketing	191,875	246,406	358,170	476,925
Product development	87,140	125,544	164,129	244,893
General and administrative	63,159	81,430	120,715	154,975
Stock compensation expense*	7,140	10,948	19,712	20,414
Amortization of intangibles	36,108	41,414	66,620	81,617

Total operating expenses	385,422	505,742	729,346	978,824

Income from operations	149,494	261,357	281,651	508,720
Other income, net	13,179	979,736	27,557	1,029,730

Income before income taxes, earnings in equity interests and minority interests	162,673	1,241,093	309,208	1,538,450
Provision for income taxes	(72,517)	(515,855)	(137,226)	(636,290)
Earnings in equity interests	24,108	33,105	43,976	62,483
Minority interests in operations of consolidated subsidiaries	(1,752)	(3,654)	(2,234)	(5,394)

Net income	$112,512	$754,689	$213,724	$959,249

Net income per share—basic	$0.08	$0.54	$0.16	$0.69

Net income per share—diluted	$0.08	$0.51	$0.15	$0.65

Shares used in per share calculation—basic	1,347,459	1,395,596	1,337,807	1,390,277

Shares used in per share calculation—diluted	1,449,707	1,484,200	1,438,128	1,481,114

*Stock compensation expense by function:
Sales and marketing	$2,376	$1,509	$5,981	$2,999
Product development	2,548	3,741	7,271	7,003
General and administrative	2,216	5,698	6,460	10,412

Total stock compensation expense	$7,140	$10,948	$19,712	$20,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except par values)

	December 31, 2004	June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$823,723	$1,920,423
Marketable debt securities	1,875,964	1,474,101
Marketable equity securities	812,288	—
Accounts receivable, net	479,993	548,408
Prepaid expenses and other current assets	98,507	157,918

Total current assets	4,090,475	4,100,850

Long-term marketable debt securities	1,042,575	1,530,149
Property and equipment, net	531,696	589,373
Goodwill	2,550,957	2,563,597
Intangible assets, net	480,666	491,494
Other assets	481,832	396,904

Total assets	$9,178,201	$9,672,367

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,205	$30,909
Accrued expenses and other current liabilities	853,115	709,394
Deferred revenue	279,387	304,287

Total current liabilities	1,180,707	1,044,590

Long-term deferred revenue	65,875	64,584
Long-term debt	750,000	750,000
Other long-term liabilities	35,907	81,237
Minority interests in consolidated subsidiaries	44,266	50,354

Stockholders’ equity:
Common Stock, $0.001 par value; 5,000,000 shares authorized; 1,383,584 and 1,405,691 issued and outstanding, respectively	1,416	1,440
Additional paid-in capital	5,682,884	6,051,035
Deferred stock-based compensation	(28,541)	(98,632)
Treasury stock	(159,988)	(324,883)
Retained earnings	1,069,939	2,029,188
Accumulated other comprehensive income	535,736	23,454

Total stockholders’ equity	7,101,446	7,681,602

Total liabilities and stockholders’ equity	$9,178,201	$9,672,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended

	June 30, 2004	June 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$213,724	$959,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,620	184,368
Tax benefits from stock options	121,121	602,568
Earnings in equity interests	(43,976)	(62,483)
Dividends received	—	10,670
Minority interests in operations of consolidated subsidiaries	2,234	5,394
Stock compensation expense	19,712	20,414
(Gains)/losses from sales of investments, assets, and other, net	9,616	(952,266)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(35,822)	(78,157)
Prepaid expenses and other assets	582	10,240
Accounts payable	(13,593)	(14,193)
Accrued expenses and other liabilities	51,869	79,816
Deferred revenue	16,590	24,290

Net cash provided by operating activities	485,677	789,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(94,388)	(161,800)
Purchases of marketable debt securities	(1,461,937)	(5,474,827)
Proceeds from sales and maturities of marketable debt securities	1,469,667	5,374,465
Acquisitions, net of cash acquired	(573,877)	(126,374)
Proceeds from sales of marketable equity securities	1,351	970,296
Other investing activities, net	15,137	(38,595)

Net cash provided by (used in) investing activities	(644,047)	543,165

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	317,678	302,724
Repurchases of common stock	—	(164,895)
Structured stock repurchases, net	(50,000)	(359,931)
Other financing activities, net	—	800

Net cash provided by (used in) financing activities	267,678	(221,302)

Effect of exchange rate changes on cash and cash equivalents	3,053	(15,073)

Net change in cash and cash equivalents	112,361	1,096,700
Cash and cash equivalents at beginning of period	415,892	823,723

Cash and cash equivalents at end of period	$528,253	$1,920,423

Supplemental schedule:

Acquisition-related activities (in thousands):

	Six Months Ended

	June 30, 2004	June 30, 2005

Cash paid for acquisitions	$619,611	$127,452
Cash acquired in acquisitions	(45,734)	(1,078)

	$573,877	$126,374

Common stock, restricted stock and stock options issued in connection with acquisitions	$2,209	$44,381

See Note 3—“Acquisitions” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—The Company and Summary of Significant Accounting Policies

The Company.  Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”) is a leading global Internet brand and one of the most trafficked Internet destinations worldwide.  Yahoo! seeks to provide Internet services that are essential and relevant to users and businesses through the provision of online properties (collectively referred to as the “Yahoo! Network”) to Internet users and a range of tools and marketing solutions for businesses to market to that community of users.

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

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Yahoo! and its majority-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in entities in which the Company can exercise significant influence, but are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method and are included in other assets on the condensed consolidated balance sheets.  The Company has included the results of operations of acquired companies from the closing dates of the acquisitions.

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

Certain prior period balances have been reclassified to conform to the current year presentation.  A new subtotal is being presented in the consolidated statement of operations: Income before income taxes, earnings in equity interests, and minority interests.  Earnings in equity interests and minority interests in operations of consolidated subsidiaries are now presented below the provision for income taxes.  In accordance with generally accepted accounting principles, these items have consistently been presented net of income taxes.  In addition, beginning in the fourth quarter of 2004, the Company made reclassifications in the consolidated balance sheets and consolidated cash flow statements related to the classification of auction rate securities.  Certain of these securities were included in the cash and cash equivalents lines in prior periods.  These amounts have been reclassified to short term marketable debt securities. The reclassification resulted in a reduction of $118 million in previously reported net cash used in investing activities and an increase of $118 million in the previously reported net change in cash and cash equivalents for the six months ended June 30, 2004.  The reduction of $118 million in cash used in investing activities is the result of an increase of $600 million in purchases of marketable debt securities and an increase of $718 million in proceeds from sales and maturities of marketable debt securities.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.  The Company recorded compensation expense of $7 million and $11 million in the three months ended June 30, 2004 and 2005, respectively.  The Company recorded compensation expense of $20 million in each of the six months ended June 30, 2004 and 2005.  If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Net income:
As reported	$112,512	$754,689	$213,724	$959,249
Add: Stock compensation expense included in reported net income, net of related tax effects	4,284	6,568	11,827	12,248
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects*	(54,245)	(57,147)	(122,499)	(114,193)

Pro forma net income	$62,551	$704,110	$103,052	$857,304

Net income per share
As reported - basic	$0.08	$0.54	$0.16	$0.69
As reported - diluted	$0.08	$0.51	$0.15	$0.65

Pro forma - basic	$0.05	$0.50	$0.08	$0.62
Pro forma - diluted	$0.04	$0.47	$0.07	$0.58

*                                         For the three and six months ended June 30, 2004, the stock compensation expense amount has been adjusted to reflect lower calculated fair values for employee stock options which resulted in an increase of $7 million ($0.01 per share – basic; $0.00 per share – diluted) and $10 million ($0.01 per share – basic and diluted), respectively, in pro forma net income. The adjustment was required as the Company’s estimate of the fair value of employee stock options was incorrectly based on a five-and-one-half year expected life rather than the three-and-one-half year expected life intended by management.

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

See “Recent Accounting Pronouncements” below regarding the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”).

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values.  Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible.  The new statement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005.  The Company will adopt the new statement on January 1, 2006.  The Company has not yet completed its analysis of the impact of adopting SFAS 123R and is therefore currently unable to quantify the effect on its financial statements.  However, the adoption of this new statement will have a significant impact on the results of operations and net income per share of the Company as the Company will be required to expense the fair value of all share-based payments.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”).  SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle.  Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.  The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

Note 2—Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method).  For the three months ended June 30, 2004 and 2005, approximately 58 million and 55 million options to purchase common stock, respectively, were excluded from the calculation, as their exercise prices were greater than the average market price of the common stock during the periods.  For the six months ended June 30, 2004 and 2005, approximately 63 million and 61 million options to purchase common stock, respectively were excluded from the calculation, as their exercise prices were greater than the average market price of the common stock during the periods.  See Note 8—“Long-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Numerator:
Net income	$112,512	$754,689	$213,724	$959,249

Denominator:
Weighted average common shares	1,347,897	1,398,690	1,338,245	1,392,870
Weighted average unvested restricted stock subject to repurchase	(438)	(3,094)	(438)	(2,593)

Denominator for basic calculation	1,347,459	1,395,596	1,337,807	1,390,277

Weighted average effect of dilutive securities:
Employee stock options	65,494	51,566	63,627	53,282
Convertible notes	36,585	36,585	36,585	36,585
Restricted stock	169	453	109	970

Denominator for diluted calculation	1,449,707	1,484,200	1,438,128	1,481,114

Net income per share—basic	$0.08	$0.54	$0.16	$0.69

Net income per share—diluted	$0.08	$0.51	$0.15	$0.65

Note 3—Acquisitions

Acquisitions completed in 2004

3721.  On January 2, 2004, the Company completed the acquisition of all of the outstanding capital shares of 3721 Network Software Company Limited (“3721”), a Hong Kong-based software development company.  The acquisition combined the

Company’s global audience and 3721’s keyword search technology to enable the Company to continue improving its global search services.  These factors contributed to a purchase price in excess of the fair value of 3721’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of approximately $95 million consisted of $92 million in cash consideration, including $41 million related to a contingent earnout, which was finalized and paid in the three months ended June 30, 2005, $2 million related to stock options exchanged, and direct transaction costs of $1 million.  The total cash consideration of approximately $92 million less cash acquired of $7 million resulted in a net cash outlay of $85 million.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$6,917
Other tangible assets acquired	4,498
Amortizable intangible assets
Trade name, trademark, and domain name	1,000
Customer, affiliate, and advertiser related relationships	7,600
Developed technology and patents	3,800
Goodwill	80,957

Total assets acquired	104,772

Liabilities assumed	(11,186)
Deferred stock-based compensation	1,757

Total	$95,343

The amortizable intangible assets have useful lives not exceeding five years.  No amount has been allocated to in-process research and development, and $81 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

Kelkoo.  On April 5, 2004, the Company completed the acquisition of a majority interest in Kelkoo S.A. (“Kelkoo”), a leading European online comparison shopping service.  In July 2004, the Company completed the acquisition of additional interests in Kelkoo, increasing the Company’s total ownership interest in Kelkoo to 100 percent.  The acquisition expanded the Company’s global commerce presence and together with the Company’s current services is expected to increase the Company’s competitive position in Europe.  These factors contributed to a purchase price in excess of the fair value of Kelkoo’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of approximately $571 million consisted of $562 million in cash consideration, $6 million in incurred liabilities and direct transaction costs of $3 million.  The total cash consideration of approximately $562 million less cash acquired of $39 million resulted in a net cash outlay of $523 million.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$38,817
Other tangible assets acquired	24,068
Amortizable intangible assets
Trade name, trademark, and domain name	61,300
Customer, affiliate, and advertiser related relationships	36,100
Developed technology and patents	9,100
Goodwill	453,555

Total assets acquired	622,940

Liabilities assumed	(51,832)

Total	$571,108

The amortizable intangible assets have useful lives not exceeding five years.  No amount has been allocated to in-process research and development, and $454 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

Musicmatch.  On October 18, 2004, the Company completed the acquisition of Musicmatch, Inc. (“Musicmatch”), a leading provider of personalized music software and services.  The acquisition significantly increased the Company’s presence in the digital music business and together with the Company’s current music services,  Yahoo! Music, is expected to provide one of the most comprehensive suites of music services available for users, marketers, artists and record labels.  These factors contributed to a purchase price in excess of the fair value of Musicmatch’s net tangible and intangible assets acquired, and as a result, the Company has recorded goodwill in connection with this transaction.

The total estimated purchase price of approximately $158 million consisted of $156 million in cash consideration, and direct transaction costs of $2 million.  The $156 million of total cash consideration less cash acquired of $3 million resulted in a net cash outlay of $153 million.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

Cash acquired	$2,516
Other tangible assets acquired	8,754
Amortizable intangible assets
Developed technology and patents	18,100
Customer contracts and related relationships	1,700
Trade name, trademark and domain name	1,100
Goodwill	171,875

Total assets acquired	204,045

Liabilities assumed	(46,371)

Total	$157,674

The amortizable intangible assets have useful lives not exceeding 3 years.  Based on a preliminary estimate, no amount has been allocated to in-process research and development, and $172 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  The preliminary purchase price allocation for Musicmatch is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of Musicmatch will change the amount of the purchase price allocable to goodwill.

Other Acquisitions.  During the year ended December 31, 2004 the Company acquired three other companies which were each accounted for as business combinations.  The total purchase price for these three acquisitions was approximately $49 million and consisted of $46 million in cash consideration, $2 million related to stock options exchanged and $1 million of direct transaction costs.  The total cash consideration of $46 million less cash acquired of $2 million resulted in a net cash outlay of $44 million.  Of the purchase price, approximately $41 million was allocated to goodwill, $14 million to amortizable intangible assets and $6 million to net assumed liabilities.  No amounts have been allocated to in-process research and development.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

Acquisitions completed in 2005

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

During the three months ended June 30, 2005 the Company acquired three companies which were each accounted for as business combinations.  The total estimated purchase price for the three acquisitions was approximately $37 million and consisted of $32 million in cash consideration, $3 million related to stock options exchanged, and $2 million of incurred liabilities and direct transaction costs.  The total cash consideration of approximately $32 million less cash acquired of $1 million resulted in a net cash outlay of $31 million.  Of the total estimated purchase price, approximately $31 million was allocated to goodwill and $6 million to amortizable intangible assets.  Less than $1 million has been allocated to in-process research and development and recorded in product development expenses.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

Pro forma results of operations have not been presented for the acquisitions completed during the six months ended June 30, 2004 or June 30, 2005 as the results of the acquired companies either individually or in the aggregate were not material to the Company.

Note 4—Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2005	$1,673,419	$877,538	$2,550,957
Acquisitions and other*	15,000	36,528	51,528
Foreign currency translation adjustments	—	(38,888)	(38,888)

Balance as of June 30, 2005	$1,688,419	$875,178	$2,563,597

*                                         Other primarily includes certain purchase price adjustments that affect existing goodwill.

Note 5—Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2004	June 30, 2005
	Net	Gross carrying amount	Accumulated amortization*	Net

Trademark, trade name and domain name	$103,796	$134,000	$(46,272)	$87,728
Customer, affiliate, and advertiser related relationships	205,032	323,066	(145,919)	177,147
Developed technology and patents	171,838	309,645	(83,026)	226,619

Total intangible assets, net	$480,666	$766,711	$(275,217)	$491,494

*                                         Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $3 million as of June 30, 2005.

The Company recognized amortization expense for intangible assets of approximately $36 million and $41 million for the three months ended June 30, 2004 and 2005, respectively.  The Company recognized amortization expense for intangible assets of approximately $67 million and $82 million for the six months ended June 30, 2004 and 2005, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: six months ending December 31, 2005: $95 million; 2006: $181 million; 2007: $135 million; 2008: $74 million, and 2009: $6 million.

Note 6—Other Income, Net

Other income, net is comprised of (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Interest and investment income	$13,254	$27,100	$26,016	$50,872
Investment gains (losses), net	(5,610)	949,149	(2,488)	968,283
Other	5,535	3,487	4,029	10,575

Total other income, net	$13,179	$979,736	$27,557	$1,029,730

Investment gains (losses), net include realized investment gains, realized investment losses, realized gains on derivatives, and impairment charges related to declines in values of privately held companies judged to be other than temporary.  Investment gains (losses) include gains in the amounts of $949 million and $961 million, in the three and six months ended June 30, 2005, respectively, related to the sale of a non-strategic marketable equity securities investment which was previously classified as a current asset.

Note 7—Comprehensive Income

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Net income	$112,512	$754,689	$213,724	$959,249
Other comprehensive income
Change in net unrealized gains (losses) on available-for-sale securities before tax, net of reclassification adjustments	(26,524)	(697,660)	(19,530)	(772,149)
Tax impact of net unrealized gains	10,611	279,064	7,818	308,858

Change in net unrealized gains (losses) on available-for-sale securities, net of tax, net of reclassification adjustments	(15,913)	(418,596)	(11,712)	(463,291)
Foreign currency translation adjustment	(14,836)	(46,066)	(12,259)	(48,991)

Other comprehensive income	(30,749)	(464,662)	(23,971)	(512,282)

Comprehensive income	$81,763	$290,027	$189,753	$446,967

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2004	June 30, 2005

Unrealized gains on available-for-sale securities, net of tax	$475,314	$12,023
Cumulative foreign currency translation adjustment	60,422	11,431

Accumulated other comprehensive income	$535,736	$23,454

Note 8—Long-Term Debt

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the condensed consolidated balance sheets in other assets.  As of June 30, 2005, approximately $10 million of the transaction fees remain to be amortized.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of June 30, 2005, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning July 1, 2005 and ending on September 30, 2005.  During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.  The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.  As of June 30, 2005, no Notes have been converted since their issuance.

As of June 30, 2005, the fair value of the Notes was approximately $1.3 billion based on quoted market prices.  The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 9—Stock Repurchase Programs

In March 2001, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding shares of common stock from time to time over the next two years, depending on market conditions, share price and other factors.  In March 2003, the Company’s Board of Directors authorized a two-year extension of the stock repurchase program until March 2005.  Under this program, from March 2001 through December 31, 2004, the Company repurchased 32.9 million shares of common stock at an average price of $4.86 per share for a total amount of approximately $160 million.  During this period, of the shares repurchased, 32.1 million shares were purchased from SOFTBANK Corp. (“SOFTBANK”) at an average price of $4.84 per share.  During the three months ended March 31, 2005, the Company repurchased an additional 4.9 million shares in the open market, at an average price of $33.60 per share, for total consideration of $165 million.  This stock repurchase program has expired.

In March 2005, the Company’s Board of Directors authorized a new stock repurchase program for the Company to repurchase up to $3 billion of its outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price and other factors.  No shares were repurchased under this stock repurchase program in the three and six months ended June 30, 2005.  Treasury stock is accounted for under the cost method.

In August 2004, the Company entered into a $100 million structured stock repurchase transaction which matured in four separate tranches through March 31, 2005.  One of the four tranches matured and settled in December 2004.  During the six months ended June 30, 2005, the remaining three tranches settled resulting in the Company receiving $82 million in cash.

In February 2005, the Company entered into $150 million in structured stock repurchase transactions which mature in three separate tranches through August 2005.  One of the three tranches matured and settled in the three months ended June 30, 2005 resulting in the Company receiving $53 million.  The remaining two tranches will mature in July 2005 and August 2005.  On each of the maturity dates, if the market price of Yahoo! common stock is at or above $29.00 for the July 2005 maturing tranche, and $31.49 for the August 2005 maturing tranche, the Company will have its investment returned with a premium.  If the market price of the Company’s common stock is below the pre-determined prices, the Company will repurchase shares of its common stock, up to an aggregate of 3.5 million shares.

In April 2005, the Company entered into $500 million in structured stock repurchase transactions which mature in three separate tranches through October 2005.  One of the three tranches matured and settled in the three months ended June 30, 2005 resulting in the Company receiving $156 million.  The remaining two tranches will mature in October 2005.  On each of the remaining maturity dates, if the market price of Yahoo! common stock is at or above $35.11 for both the $150 million and $200 million tranches, the Company will have its investments returned with a premium.  If the market price is below $35.11, the Company will repurchase up to an aggregate of 11.0 million shares of its common stock.

Note 10—Commitments and Contingencies

Operating Leases.  The Company has entered into various non-cancelable operating lease agreements for offices and facilities globally, for original lease periods up to 23 years and expiring between 2005 and 2027.

Net lease commitments as of June 30, 2005 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Six months ending December 31, 2005	$30	$(5)	$25
Years ending December 31,
2006	57	(5)	52
2007	59	—	59
2008	62	—	62
2009	60	(1)	59
2010	54	(1)	53
Due after 5 years	304	(1)	303

Total net lease commitments	$626	$(13)	$613

Affiliate Commitments.  In connection with our contracts to provide sponsored search services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to our affiliates.  As of June 30, 2005, the commitments total $326 million of which $109 million will be payable in the remainder of 2005, $208 million will be payable in 2006 and $9 million will be payable in 2007.

Other Commitments.  In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies.  The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Such indemnification agreements may not be subject to maximum loss clauses.  Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its condensed consolidated financial statements.

On April 21, 2003, Overture Services Inc. (“Overture”) completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria.

As of June 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of the Company acquired in October 2003.  The plaintiff in this case, and in certain other cases which have been brought against Overture in the past, claims, among other things, that it has trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms.  The complaints seek injunctive relief and damages.  The Company and Overture believe that Overture has meritorious defenses to liability and damages and are contesting the lawsuit vigorously.  In August 2003, Accor filed a similar complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture’s wholly-owned subsidiary in France.  On January 17, 2005, the Nanterre District Court ruled in favor of Accor and found Overture and Overture S.A.R.L. liable for trademark infringement.  Overture S.A.R.L. and Overture have appealed this decision.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH in the United States District Court for the Southern District of New York.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH.  In June 2001,   LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  The Company’s acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of the Company.  The Company and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding.  On March 16, 2004 the plaintiff filed motions for partial summary judgment on the issues of willful infringement and whether the consumer-influenced portion of Launch’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004, and a hearing on the motions was held on June 18, 2004.  The Court has not yet ruled on the motions for summary judgment.  The Company does not believe it is feasible to predict or determine the outcome or resolution of the remaining LAUNCH litigation at this time.  The range of possible resolutions of such LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  Settlement discussions relating to this case on behalf of the named defendants have occurred over the last year, resulting in a final settlement memorandum of understanding with the plaintiff and Overture’s insurance carriers.  This settlement proposal includes the settlement of and release of claims against the issuer defendants, including Overture.  The settlement is subject to a number of conditions, including approval of the court.  If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of the Company’s current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct.  The complaints seek unspecified monetary damages and other relief purportedly on behalf of the Company from the Derivative Defendants.  The action in Delaware was dismissed by the Delaware Court of Chancery, and the dismissal has been affirmed by the Delaware Supreme Court.  The Company understands the Derivative Defendants deny any impropriety and intend to defend the remaining lawsuits vigorously.

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

Note 11—Segments

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Revenues by segment:
United States	$624,161	$869,517	$1,223,432	$1,688,243
International	208,138	383,480	366,653	738,496

Total revenues	$832,299	$1,252,997	$1,590,085	$2,426,739

Segment operating income before depreciation and amortization:
United States	$198,365	$291,244	$389,619	$561,659
International	35,697	77,196	55,364	151,843

Total segment operating income before depreciation and amortization	234,062	368,440	444,983	713,502

Depreciation and amortization	(77,428)	(96,135)	(143,620)	(184,368)
Stock compensation expense	(7,140)	(10,948)	(19,712)	(20,414)

Income from operations	$149,494	$261,357	$281,651	$508,720

Capital expenditures, net:
United States	$47,925	$77,516	$78,282	$136,531
International	7,774	16,135	16,106	25,269

Total capital expenditures, net	$55,699	$93,651	$94,388	$161,800

	December 31,	June 30,
	2004	2005

Property and equipment, net:
United States	$461,623	$512,697
International	70,073	76,676

Total property and equipment, net	$531,696	$589,373

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three and six months ended June 30, 2004 and 2005.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Marketing services	$722,705	$1,094,301	$1,387,751	$2,119,097
Fees	109,594	158,696	202,334	307,642

Total revenues	$832,299	$1,252,997	$1,590,085	$2,426,739

*                                         In the three and six months ended June, 2004, Fees revenue includes certain revenue previously classified as Marketing services revenues of  $6 million and $10 million, respectively.  This reclassification was done to refine the alignment of revenue sources within these classifications of revenue.

Note 12—Related Party Transactions

The Company and other third parties are limited partners in Softbank Capital Partners LP (“Softbank Capital”), a venture capital fund which is an affiliate of SOFTBANK.  A Managing Partner of Softbank Capital is also a member of the Company’s Board of Directors.  The total investment by the Company in Softbank Capital is approximately $36 million and represents less than a 5% holding in Softbank Capital.  A significant portion of this investment has been impaired by the Company, with the remaining value included on the condensed consolidated balance sheets in other assets.  Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

The Company has a joint venture with SOFTBANK in Japan (“Yahoo! Japan”).  The Company has a 34 percent ownership in Yahoo! Japan and accordingly this investment is being accounted for using the equity method.  The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests.  During the quarter ended June 30, 2005, the Company received a cash dividend in the amount of $11 million from Yahoo! Japan which was recorded as a reduction in the Company’s investment in Yahoo! Japan.

The Company has commercial arrangements with Yahoo! Japan including algorithmic search services, sponsored search services and the related traffic acquisition costs, and license fees.  The net cost of these arrangements was approximately $12 million and $38 million for the three months ended June 30, 2004 and 2005, respectively.  The net cost of these arrangements was approximately $20 million and $72 million for the six months ended June 30, 2004 and 2005, respectively.

Note 13—Subsequent Events

Structured Stock Repurchases.  In July 2005, the Company entered into $500 million in structured stock repurchase transactions which will mature in two separate tranches in January 2006 and April 2006.  On each of the maturity dates, if the market price of Yahoo! common stock is at or above $33.98 for the $250 million January 2006 maturing tranche and $33.99 for the $250 million April 2006 maturing tranche, the Company will have its investment returned with a premium.  If the market price of the Company’s common stock is below the pre-determined prices, the Company will repurchase shares of its common stock, up to an aggregate of 16.3 million shares.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future operations, prospects, potential products, services, developments and business strategies.  These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology.  This Report includes, among others, forward statements regarding our:

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward looking statements.  Such risks and uncertainties include, among others, those listed under the heading “Risk Factors” and elsewhere in this Report.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

Operating Highlights (in thousands)	Six Months Ended June 30,		2004-2005 Change

	2004	2005

Revenues	$1,590,085	$2,426,739	$836,654
Income from operations	$281,651	$508,720	$227,069
Net cash provided by operating activities	$485,677	$789,910	$304,233
Net cash provided by (used in) investing activities	$(644,047)	$543,165	$1,187,212
Net cash provided by (used in) financing activities	$267,678	$(221,302)	$(488,980)

During the first year of owning a significant acquired company, our practice has been to disaggregate the results and disclose any material impact on our revenues and expenses separately.  As a result, until the first anniversary of the acquisition date, the revenues and expenses of our acquired businesses are described as “acquisition related” in the discussion that follows.  Thereafter the underlying results of these acquisitions are considered part of our organic base.  Our historical financial statements reflect the impact of these acquired businesses from their respective dates of acquisition and the discussion of our results of operations that follows explains the impact of these acquisitions, if any, on our consolidated results to provide information that will assist in understanding the changes in the periods presented.  Our year over year reported growth rates, calculated on a consolidated basis, include the impact from acquisitions.  Excluding the impact from acquisitions, our growth rates would be lower.

Our revenue growth in the six months ended June 30, 2005 over the same period of 2004 can be attributed to an expanding user base and from increased user activity levels across our offerings on the Yahoo! Network.  The growth in our engaged audience, both in terms of the number of users and the amount of time spent by our users on our properties, attracted more advertisers to our advertising services and resulted in an increase in our revenues.  In addition, the average spending per advertiser has also increased which further explains the revenue growth over the prior period.  Our increases in income from operations and our higher operating margins were a result of our increased revenues without a commensurate increase in expenses.

Cash generated from our operations is a measure of the cash productivity of our business model and is an area of focus for us.  The growth of cash flow from operations is primarily a function of our increasing net income as well as net changes in our working capital balances that provided a source of cash.  As of June 30, 2005, we had cash, cash equivalents and marketable debt securities totaling $4,925 million, an increase of $1,183 million compared to $3,742 million as of December 31, 2004.  The principal components of the increase in cash, cash equivalents and marketable debt securities were cash generated from operating activities of $790 million, proceeds of $970 million from the sale of a non-strategic marketable equity securities investment, proceeds of $303 million from the exercise of employee stock options, offset by net cash used in structured stock repurchase activities of $360 million, $165 million used for direct share repurchases, $126 million used for acquisitions and $162 million used for net capital expenditures.

During the three and six months ended June 30, 2005, we recorded pre-tax gains of $949 million and $961 million, respectively, related to the sale of a non-strategic marketable equity securities investment.  These gains have been included in other income, net on the condensed consolidated statements of operations.

We continue to believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate are correlated to the number of users and the amount of time that these users are spending on our network.  By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to our users and increase our share of users and deepen their engagement with our products and services.  We believe this deeper engagement of new and existing users, coupled with the expansion of the online advertising market as advertisers shift their spending from traditional media to the Internet, will increase our revenues for the remainder of 2005 over 2004.  We also continue to believe that our operating expenses for the remainder of 2005 will increase over 2004 as we continue to invest in all areas of our business and will incur a full year of costs in 2005 related to acquisitions completed in 2004 as well as incur additional costs for new acquisitions completed this year.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Revenues	100%	100%	100%	100%
Cost of revenues	36	39	36	39

Gross profit	64	61	64	61
.

Operating expenses
Sales and marketing	23	20	23	20
Product development	10	10	10	10
General and administrative	8	6	8	6
Stock compensation expense	1	1	1	1
Amortization of intangibles	4	3	4	3

Total operating expenses	46	40	46	40

Income from operations	18	21	18	21
Other income, net	2	78	1	42

Income before income taxes, earnings in equity interests and minority interests	20	99	19	63
Provision for income taxes	(9)	(41)	(9)	(26)
Earnings in equity interests	3	2	3	3
Minority interests in operations of consolidated subsidiaries	—	—	—	—

Net income	14%	60%	13%	40%
.

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2004	(1)	2005	(1)	Change	2004	(1)	2005	(1)	Change

Marketing services(2)	$722,705	87%	$1,094,301	87%	51%	$1,387,751	87%	$2,119,097	87%	53%
Fees(2)	109,594	13%	158,696	13%	45%	202,334	13%	307,642	13%	52%
Total revenues	$832,299	100%	$1,252,997	100%	51%	$1,590,085	100%	$2,426,739	100%	53%

(1)                                  Percent of total revenues.

(2)                                  For the three and six months ended June 30, 2004, we have reclassified previously reported Marketing Services revenues of $6 million and $10 million, respectively as Fees in order to refine our alignment of revenue sources with these classifications.

Marketing Services Revenue.  Marketing Services revenue for the second quarter of 2005 increased by $372 million, or 51 percent as compared to the same period in 2004.  Marketing Services revenue for the six months ended June 30, 2005 increased by $731 million, or 53 percent as compared to the same period in 2004.  The year over year growth in our marketing services revenue can be attributed to a combination of factors that are driving increased advertising revenue across the entire Yahoo! Network, including an increase in our user base and the average amount of time our users spent on the Yahoo! Network, as well as a higher volume of search queries, page views and click-throughs.  As a result of our increased user audience, we continued to attract new advertisers to our portfolio of marketing solutions and increased the average spending per advertiser over the prior year periods.

On the Yahoo! Network, our number of unique users worldwide as of June 30, 2005 was approximately 26 percent higher than the number of unique users as of June 30, 2004.  Unique users are the estimated number of people who visited the Yahoo! Network in a given time period.

The combined number of page views and searches, including those from our affiliate network, increased by approximately 43 percent and 39 percent, respectively, in the three and six months ended June 30, 2005 compared to the same period in 2004.  These increases can be attributed to an increased number of users, an increased number of affiliates, an expanded offering of properties which increased our inventory of page views and greater market acceptance of new sponsored search offerings.  The combined average revenue per page view and search increased by approximately 6 percent and 10 percent, respectively, in the three and six months ended June 30, 2005 compared to the same periods in 2004.  Our combined revenue per page view and search is influenced by sales mix changes period to period as we expand our offerings on the Yahoo! Network and introduce new inventory with differing yields.

Fees Revenue.  Fees revenue for the second quarter of 2005 increased $49 million, or 45 percent, as compared to the same period in 2004, of which $13 million is attributable to acquisitions.  Fees revenue for the six months ended June 30, 2005 increased $105 million, or 52 percent, as compared to the same period in 2004, of which $27 million is attributable to acquisitions.  The remainder of the increase was primarily associated with an increase in the number of paying users for our fee-based services, which were approximately 10.1 million at June 30, 2005 compared to 6.4 million at June 30, 2004, an increase of 58 percent.  Our increased base of fee paying users was due to growth in users across most of our offerings that were available in the prior year as well as our continued expansion of service offerings including new business relationships with Rogers Cable Inc. for fee-based services and new users from our acquisition of Musicmatch in 2004.  Our fee-based services include Internet broadband and dial-up services, our premium mail, music and personals offerings, as well as our services for small businesses.  Average monthly revenue per paying user has remained consistent at approximately $4 for the second quarter of 2005 and the same period in 2004.

Costs and Expenses:  Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2004	(1)	2005	(1)	Change	2004	(1)	2005	(1)	Change

Cost of revenues	$297,383	36%	$485,898	39%	63%	$579,088	36%	$939,195	39%	62%
Sales and marketing	$191,875	23%	$246,406	20%	28%	$358,170	23%	$476,925	20%	33%
Product development	$87,140	10%	$125,544	10%	44%	$164,129	10%	$244,893	10%	49%
General and administrative	$63,159	8%	$81,430	6%	29%	$120,715	8%	$154,975	6%	28%
Stock compensation expense	$7,140	1%	$10,948	1%	53%	$19,712	1%	$20,414	1%	4%
Amortization of intangibles	$36,108	4%	$41,414	3%	15%	$66,620	4%	$81,617	3%	23%

 (1)                               Percent of total revenues.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs (“TAC”) and other expenses associated with the production and usage of the Yahoo! Network.  TAC consists of payments made to affiliates that have integrated our sponsored search offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! website.  Other cost of revenues consists of fees paid for content included on our online media properties, Internet connection charges, facilities costs, server equipment depreciation, technology license fees and compensation related expenses.

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2004	(1)	2005	(1)	Change	2004	(1)	2005	(1)	Change

Traffic acquisition costs (“TAC”)	$223,158	75%	$377,885	78%	69%	$430,794	74%	$730,872	78%	70%
Other costs of revenues	74,225	25%	108,013	22%	46%	148,294	26%	208,323	22%	41%
Costs of revenues	$297,383	100%	$485,898	100%	63%	$579,088	100%	$939,195	100%	62%

(1)                                  Percent of cost of revenues.

Cost of revenues for the second quarter of 2005 increased $189 million, or 63 percent, as compared to the same period of 2004.  The increase included $155 million of additional TAC which represents the largest component of cost of revenues, as well as an increase of $22 million in content costs and depreciation.  This year over year increase in TAC of 69 percent was driven by our 51 percent growth in marketing services revenues over the same period in 2004 and a product mix change toward revenue streams that have associated TAC.  Cost of revenues for the six months ended June 30, 2005 increased $360 million, or 62 percent, as compared to the same period of 2004.  The increase included $300 million of additional TAC as well as an increase of $39 million in content costs and depreciation.  This 70 percent year over year increase in TAC was driven by our 53 percent growth in marketing services revenues over the same period in 2004 and a product mix shift towards revenue streams that have associated TAC.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses for the second quarter of 2005 increased $55 million, or 28 percent, as compared to the same period of 2004.  Sales and marketing expenses for the six months ended June 30, 2005 increased $119 million, or 33 percent, as compared to the same period of 2004.  Approximately one-half of the increases, $30 million and $62 million, for the three and six month periods, respectively, related to compensation expense as we increased our headcount to expand our presence in certain territories to service our expanding advertising business.  Additionally, year over year spending on marketing and distribution increased by $14 million and $31 million for the three and six month periods ended June 30, 2005, respectively, as we continued to invest in product branding and develop our distribution channels.

Product Development.  Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! Network, classification and organization of listings within Yahoo! properties and research and development as well as depreciation expense and other operating costs.

Product development expenses for the second quarter of 2005 increased $38 million, or 44 percent, as compared to the same period of 2004.  Product development expenses for the six months ended June 30, 2005 increased $81million, or 49 percent, as compared to the same period of 2004.  Approximately $28 million and $53 million of the increases for the three and six month periods ended June 30, 2005 respectively, related to increased compensation expenses as we continued to hire engineers to further develop and build new properties and services on the Yahoo! Network.  Additionally, approximately $5 million and $12 million of the increases for the three and six month periods ended June 30, 2005 respectively, related to increased depreciation expense arising from our additional investments in property and equipment to support further product development.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses for the second quarter of 2005 increased $18 million, or 29 percent, as compared to the same period of 2004.  General and administrative expenses for the six month ended June 30, 2005 increased $34 million, or 28 percent, as compared to the same period of 2004.  For both the three and six month periods ended June 30, 2005, the increases were primarily due to compensation related expenses, which reflects the expansion of our team to support increased compliance and infrastructure needs.

Stock Compensation.  Stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with acquisitions and other equity-based awards.  This expense is generally being amortized using the accelerated amortization method in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”.

The increases in stock compensation expense for the three and six months ended June 30, 2005 were primarily a result of the amortization of newly issued equity-based awards partially offset by decreased costs associated with options assumed in acquisitions.  The amortization of options assumed in acquisitions has declined as the accelerated amortization method results in declining amortization of awards over their vesting periods and as we have not assumed a significant amount of options in our recent acquisitions.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.

Amortization of intangibles for the second quarter of 2005 was $41 million compared to $36 million for the same period of 2004.  Amortization of intangibles for the six months ended June 30, 2005 was $82 million compared to $67 million for the same period of 2004.  The year over year increases in amortization of intangibles in the three and six month periods ended June 30, 2005 were the result of our continued acquisition activity which has resulted in an increased balance of amortizable intangible assets.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2005	2004	2005

Interest and investment income	$13,254	$27,100	$26,016	$50,872
Investment gains (losses), net	(5,610)	949,149	(2,488)	968,283
Other	5,535	3,487	4,029	10,575

Total other income, net	$13,179	$979,736	$27,557	$1,029,730

Other income increased due to investment gains of $949 million and $961 million, respectively, for the three and six months ended June 30, 2005 from the sale of a non-strategic marketable equity securities investment.  These marketable equity securities had been classified as current assets on our condensed consolidated balance sheets.  In addition, interest and investment income earned in both the three and six month periods ended June 30, 2005 was higher than the income during the same periods in 2004 as a result of larger invested balances, as well as higher yields on our investment portfolio.

Income Taxes.  The provision for income taxes for the three and six months ended June 30, 2005 and 2004 differs from the amount computed by applying the statutory federal income tax rate principally due to state taxes and foreign losses for which no tax benefit is provided.  The effective tax rate for the three months ended June 30, 2005 was 42 percent, compared to 45 percent for the three months ended June 30, 2004.  The effective tax rate for the six months ended June 30, 2005 was 41 percent, compared to 44 percent for the six months ended June 30, 2004.  In the three and six months ended June 30, 2005, we recognized investment gains of $949 million and $961 million, respectively, from the sale of a marketable equity securities investment which resulted in a substantial increase in our net income before income taxes.  As a result, in both the three and six months ended June 30, 2005,  we had a lower effective tax rate as the impact of nondeductible items was reduced as they comprised a smaller proportion of our net income before income taxes.

Earnings in Equity Interests.  Earnings in equity interests for the second quarter of 2005 was $33 million compared to $24 million for the same period of 2004.  Earnings in equity interests for the six months ended June 30, 2005 was $62 million compared to $44 million for the same period of 2004.  The increases in both the three and six months ended June 30, 2005 resulted from increased net income earned by Yahoo! Japan.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from such subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries’ results in our consolidated financial statements.  Minority interests in income from operations of consolidated subsidiaries were $4 million and $5 million for the three and six months ended June 30, 2005 compared to $2 million in both the three and six month periods ended June 30, 2004.

Business Segment Results

We manage our business geographically.  Our primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation and amortization for making financial decisions and allocating resources.  Segment operating income before depreciation and amortization, includes income from operations before depreciation, amortization of intangible assets and amortization of stock compensation expense.  Management believes that segment operating income before depreciation and amortization is an appropriate measure for evaluating the operational performance of our segments.  However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent

	2004	(1)	2005	(1)	Change	2004	(1)	2005	(1)	Change

Revenues by segment:
United States	$624,161	75%	$869,517	69%	39%	$1,223,432	77%	$1,688,243	70%	38%
International	208,138	25%	383,480	31%	84%	366,653	23%	738,496	30%	101%

Total revenues	$832,299	100%	$1,252,997	100%	51%	$1,590,085	100%	$2,426,739	100%	53%

(1)           Percent of total revenues.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent

	2004	2005	Change	2004	2005	Change

Segment operating income before depreciation and amortization:
United States	$198,365	$291,244	47%	$389,619	$561,659	44%
International	35,697	77,196	116%	55,364	151,843	174%

Total segment operating income before depreciation and amortization	$234,062	$368,440	57%	$444,983	$713,502	60%
Depreciation and amortization	(77,428)	(96,135)	24%	(143,620)	(184,368)	28%
Stock compensation expense	(7,140)	(10,948)	53%	(19,712)	(20,414)	4%

Income from operations	$149,494	$261,357	75%	$281,651	$508,720	81%

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three and six months periods ended June 30, 2005 or 2004.

United States.  United States revenues in the second quarter of 2005 increased $245 million, or 39 percent as compared to the same period in 2004.  United States revenues for the six months ended June 30, 2005 increased $465 million, or 38 percent as compared to the same period in 2004.  The year over year growth can be attributed to strong growth in advertising across the entire Yahoo! Network, as well as growth from our fee-based services.  The advertising growth can be attributed to our expanding user audience which is allowing us to attract more advertisers and deepen their spending on Internet marketing solutions.  United States segment operating income before depreciation and amortization increased $93 million, or 47 percent from the second quarter of 2004 to the second quarter of 2005.  United States segment operating income before depreciation and amortization for the six months ended June 30, 2005 increased $172 million, or 44 percent as compared to the same period in 2004.  The year over year increases for both the three and six month periods ended June 30, 2005 were primarily as a result of the increased revenues without a commensurate increase in costs.

International.  International revenues in the second quarter of 2005 increased $175 million, or 84 percent as compared to the same period in 2004.  International revenues for the six months ended June 30, 2005 increased $372 million, or 101 percent as compared to the same period in 2004.  The year over year growth can be attributed to our continued expansion into new markets, as well as our increased penetration into the markets in which we operate coupled with the continued expansion of the online advertising marketplace on a worldwide basis.

In 2005, the revenue growth rate has also been favorably impacted by foreign currency rates.  International segment operating income before depreciation and amortization increased $41 million, or 116 percent from the second quarter of 2004 compared to the second quarter of 2005.  International segment operating income before depreciation and amortization for the six months ended June 30, 2005 increased $96 million, or 174 percent as compared to the same period in 2004.  The increases for both the three and six month periods ended June 30, 2005 were primarily as a result of the increase in revenues, as well as continued efforts to control discretionary spending and our ability to generate revenue without a commensurate increase in costs.

International revenues accounted for 31 percent and 30 percent of total revenues during the three and six months ended June 2005 as compared to 25 percent and 23 percent during the three and six months ended June 30, 2004.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Chinese Yuan and Australian Dollars.  The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies.  Changes in foreign currencies increased international revenues in the three and six months ended June 30, 2005 by approximately $23 million and $37 million, respectively, when translated at the average foreign currency exchange rates in effect during the corresponding periods in 2004.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements.  We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition.  Our revenues are generated from marketing services and fees.  Marketing services revenue is generated from several offerings including: the display of textual, rich media and graphical advertisements, display of text based links to advertisers’ listings, listing based services, and commerce based transactions.  Fees revenue includes revenue from a variety of consumer and business fee-based services.  While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions.  In addition, we have certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable) that may include placement on specific properties and content integration.  We also enter into arrangements to purchase goods and/or services from certain customers.  As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangements should be reported gross as a principal versus net as an agent; and (6) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value.  In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers.  Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

Goodwill and Other Intangible Assets.  Our long-lived assets include goodwill and other intangible assets and as of June 30, 2005 had a net balance of $3.1 billion.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.  See Note 4—”Goodwill” in the condensed consolidated financial statements for additional information.  Based on our 2004 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated economic useful lives.  We must record an impairment charge on these assets when we determine that their carrying value may not be recoverable.  The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model.  Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors.  Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets, which could trigger impairment.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values.  Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible.  The new statement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005.  We will adopt the new statement on January 1, 2006.  We have not yet completed our analysis of the impact of adopting FASB Statement No. 123R and therefore we are currently unable to quantify its effect on our results of operations.  However, we know that the adoption of this new statement will have a significant impact on the results of operations and net income per share as we will be required to expense the fair value of all share-based payments.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”).  The new statement changes the requirements for the accounting for, and reporting of, a change in accounting principle.  Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.  We do not believe adoption of this new statement will have a material effect on our financial position, cash flows or results of operations.

Liquidity and Capital Resources

(dollars in thousands)	As of December 31, 2004	As of June 30, 2005

Cash and cash equivalents	$823,723	$1,920,423
Marketable debt securities	2,918,539	3,004,250

Total cash, cash equivalents and marketable debt securities	$3,742,262	$4,924,673

Percentage of total assets	41%	51%

	Six Months Ended June 30,

	2004	2005

Net cash provided by operating activities	$485,677	$789,910
Net cash provided by (used in) investing activities	$(644,047)	$543,165
Net cash provided by (used in) financing activities	$267,678	$(221,302)

Our operating activities for the six months ended June 30, 2005 and 2004 generated adequate cash to meet our operating needs.  As of June 30, 2005, we had cash, cash equivalents, and marketable debt securities totaling $4,925 million, an increase of $1,183 million compared to $3,742 million as of December 31, 2004.  The principal components of the increase in cash, cash equivalents and marketable debt securities were cash generated from operating activities of $790 million, proceeds of $970 million from the sale of a non-strategic marketable equity securities investment, proceeds of $303 million from the exercise of employee stock options, offset by net cash used in structured stock repurchase activities of $360 million, $165 million used for direct share repurchases, $126 million used for acquisitions and $162 million used for net capital expenditures.

We expect to continue to generate positive cash flow from operations for the remaining two quarters in 2005.  Management believes existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in additional dilution to our stockholders.

Cash flow changes

Cash provided by operating activities was less than net income in the six months ended June 30, 2005 due to the significant gain on the sale of a non-strategic marketable equity securities investment which was included in net income but the related proceeds were included in our investing activities, not our operating activities.  In the six months ended June 30, 2004, cash provided by operating activities was greater than net income mainly due to the net impact of non cash adjustments to income.  Non cash adjustments include depreciation and amortization, tax benefits from stock options, earnings in equity interests, stock compensation expense, as well as adjustments for gains and losses from the sale of investments.  In both the six months ended June 30, 2004 and 2005, operating cash flows were positively impacted by changes in working capital balances.

Cash provided by (used in) investing activities was primarily attributable to purchases and sales of marketable debt and equity securities as well as cash investments in capital expenditures and acquisitions.  For the six months ended June 30, 2005, we generated cash in the amount of $970 million from the sale of a non-strategic marketable equity securities investment.  We used this cash for net purchases of marketable debt securities in the amount of $100 million, capital expenditures totaling $162 million, acquisitions totaling $126 million and other investing activities totaling $39 million.  For the six months ended June 30, 2004, we had capital expenditures totaling $94 million and used cash for acquisitions totaling $574 million, offset partially by cash generated from net sales of marketable debt securities of $8 million and from other investing activities of $16 million.  In each period our capital expenditures were primarily for purchases of information technology assets to support our expanding offerings, our increased number of users and our international growth.

Cash provided by (used in) financing activities was driven primarily by employee option exercises and stock repurchases.  Cash proceeds from employee option exercises have remained consistent between the six months ended June 30, 2005 and 2004 at $303 million and $318 million, respectively.  During the six months ended June 30, 2005, we used $165 million in the direct repurchase of 4.9 million shares of our common stock in open market transactions at an average price of $33.60 per share.  We also entered into structured stock repurchase transactions resulting in a total cash outlay of $650 million.  This $650 million outlay was offset by proceeds of $290 million from the settlement of structured stock repurchase transactions in the six months ended June 30, 2005, for a net cash usage of $360 million for these transactions.  In the six months ended June 30, 2004, we entered into one structured stock repurchase transaction resulting in a cash outlay of $50 million.

As of June 30, 2005, we had unsettled structured stock transactions in the amount of $450 million.  These transactions will mature in four separate tranches in July 2005, August 2005 and two tranches in October 2005.  On each of the remaining maturity dates, if the market price of Yahoo! common stock is at or above $29.00 for the $50 million July 2005 maturing tranche, $31.49 for the $50 million August 2005 maturing tranche, and $35.11 for both the $150 million and $200 million October 2005 maturing tranches, we will have our investment returned with a premium.  On each of the remaining maturity dates, if the market price of our common stock is below the pre-determined prices, we will repurchase our common stock, up to an aggregate of 14.6 million shares.

Stock repurchases

In March 2005, following the expiration of the $500 million share repurchase program that was authorized in 2001 and extended in 2003, our Board of Directors authorized the repurchase of up to $3 billion of our outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price and other factors.  Repurchases may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.  Our Board of Directors and management believe that additional repurchases made under appropriate market conditions are a prudent use of cash currently available to us in order to enhance long-term stockholder value.  No repurchases have been made under this new share repurchase plan although as of June 30, 2005 we have unsettled outstanding structured stock repurchase transactions in the amount of $450 million.

In July 2005, we entered into $500 million in structured stock repurchase transactions which will mature in two separate tranches in January 2006 and April 2006.  On each of the maturity dates, if the market price of Yahoo! common stock is at or above $33.98 for the $250 million January 2006 maturing tranche and $33.99 for the $250 million April 2006 maturing tranche, we will have our investment returned with a premium.  If the market price of our common stock is below the pre-determined prices, we will repurchase shares of our common stock, up to an aggregate of 16.3 million shares.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures.  Capital expenditures were $246 million in 2004 and $162 million in the six months ended June 30, 2005 and are currently expected to continue to increase in 2005 as we invest in the expansion of our network and offerings.  This continued increase in capital expenditures and operating lease commitments is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

Operating Leases.  We have entered into various non-cancelable operating lease agreements for offices and facilities globally, for original lease periods up to 23 years and expiring between 2005 and 2027.

Gross lease commitments as of June 30, 2005 can be summarized as follows (in millions):

Six months ending December 31, 2005	$30
Years ending December 31,
2006	57
2007	59
2008	62
2009	60
2010	54
Due after 5 years	304

Total gross lease commitments	$626

Affiliate Commitments.  In connection with our contracts to provide sponsored search services to affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our affiliates.  As of June 30, 2005, the commitments total $326 million of which $109 million will be payable in the remainder of 2005, $208 million will be payable in 2006 and $9 million will be payable in 2007.

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

It is not possible to determine the maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Such indemnification agreements may not be subject to maximum loss clauses.  Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our condensed consolidated financial statements.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria.

As of June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RISK FACTORS

We face significant competition from companies such as Time Warner’s AOL, Google and Microsoft.

We face significant competition from companies, including AOL, Google, and Microsoft, that have combined a variety of services under one brand name in a manner similar to Yahoo!.  AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion.  Google, in addition to a Web search service, offers many other services that directly compete with our services, including a consumer email service, desktop search, local search, photos, maps, shopping services and Internet advertising solutions.  Microsoft has introduced its own Web search service and has announced plans to develop features that may make Web searching capabilities a more integrated part of its Windows operating system.  We expect these competitors increasingly to use their financial and engineering resources to compete with us.  In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services.  This relationship may permit these competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage.  If our competitors are more successful than we are in attracting users and customers, our revenues could decline.

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

If we are unable to provide search technologies and services which generate significant traffic to our websites, our business could be harmed, causing our revenues to decline.

We have deployed our own Web search technology to provide Web search results on our network.  We have limited experience in operating our own search service.  Web search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements.  We must continually invest in improving our users’ experience, including search relevance, speed, and services responsive to their needs and preferences to continue to attract, retain and expand our user base.  If we are unable to provide search technologies and services which generate significant traffic to our websites, our business could be harmed, causing our revenues to decline.

The majority of our revenues are derived from marketing services and the reduction in spending by or loss of current or potential customers would cause our revenues to decline.

For the second quarter of 2005, 87 percent of our total revenues came from marketing services.  Our ability to continue to retain and grow marketing services revenue depends upon:

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

In the majority of cases, our agreements with advertisers have terms of one year or less, or, in the case of our sponsored search advertising services, may be terminated at any time by the advertiser.  Sponsored search agreements often have payments contingent on usage or click-through levels.  Accordingly, it is difficult to forecast marketing services revenues accurately.  However, our expense levels are based in part on expectations of future revenues, include guaranteed minimum payments to our affiliates in connection with our sponsored search advertising services, and are fixed over the short-term with respect to certain categories.  Any reduction in spending by or loss of existing or potential future customers would cause our revenues to decline.  Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

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

•      we may be required to “make good” on our obligations by providing additional advertising or alternative services;

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

Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online properties.  We license much of the content on our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties.  We have been providing increasing amounts of audio and video content to our users and we believe that users will increasingly demand high-quality audio and video content, such as the broadcast of music, film content, speeches, news footage, concerts and other special events.  Such content may require us to make substantial payments to third parties from whom we license or acquire such content.  For example, our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties.  Our ability to maintain and build relationships with third-party content providers will be critical to our success.  In addition, as new methods for accessing the Web become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices.  Also, to the extent that Yahoo! develops content of its own, Yahoo!’s current and potential third-party content providers may view our services as competitive with their own and this may adversely affect their willingness to contract with us.  We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain.  In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us and potential content providers may not offer their content on terms agreeable to us.  An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition.  Further, many of our content licenses with third parties are non-exclusive.  Accordingly, other webcasters and other media such as radio or television may be able to offer similar or identical content.  This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses.  If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow at all or may grow at a slower rate than anticipated, which could harm our operating results.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We regard our copyrights, patents, trademarks, trade dress, trade secrets, and similar intellectual property, including our rights to certain domain names, as important to Yahoo!’s brand and success.  The efforts we have taken to protect our proprietary rights may not be sufficient or effective at stopping any unauthorized use of our proprietary rights.  In addition, effective trademark, patent, copyright, and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet.  Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties.  We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services.  Protection of the distinctive elements of Yahoo! may not be available under copyright law.  If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced.  Any impairment of our brand could negatively impact our business.  In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

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

Internet, technology, media companies and patent holding companies often possess a significant number of patents.  Further, many of these companies and other parties are actively developing search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods.  We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection.  As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future.  From time to time, parties assert patent infringement claims against us.  Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential disputes.

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights or failure to maintain confidentiality of user data.  Currently, our subsidiary LAUNCH Media, Inc. (“LAUNCH”) is engaged in a lawsuit regarding copyright issues that commenced prior to our acquisition of LAUNCH.  In addition, Overture is in litigation involving claims that allowing advertisers to bid on certain search terms and Overture’s display of search results triggered by those search terms constitutes trademark infringement.  A court in France recently held Overture SARL and Overture liable for displaying search results triggered by certain trademarked keywords.

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

We have made strategic acquisitions, including Inktomi Corporation (“Inktomi”) in March 2003, Overture in October 2003, 3721 in January 2004, Kelkoo in April 2004, and Musicmatch in October 2004.  We expect to enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  Our acquisitions to date were accompanied by a number of risks, including:

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

•      the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.  This may adversely impact our results of operations.  As of June 30, 2005, our goodwill and amortizable intangible assets were $3.1 billion.

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

We are subject to U.S. and foreign government regulation of the Internet and Voice over Internet Protocol which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet and Voice over Internet Protocol services both domestically and internationally.  The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of services, and intellectual property ownership and infringement in many instances is unclear or unsettled.  In addition, we will also be subject to any new laws and regulations directly applicable to our activities.  Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear.  Internationally, we may also be subject to foreign laws and regulations that are inconsistent from country to country.  We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.  Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of federal laws, including those referenced below, impact our business.  The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others.  Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content.  Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business.  Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.  The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.  In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.  The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them.  Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

There are federal, state and international laws regarding privacy and protection of user data.  We post, on our website, our privacy policies and practices concerning the use and disclosure of user data.  Any failure by us to comply with our posted privacy policies, any consent orders from time to time entered into by us, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings against us by governmental entities or others which could potentially have an adverse effect on our business, results of operations and financial condition.  In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business.  It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could impose requirements which may result in a decrease in our user registrations and revenues.  In addition, the interpretation and application of user data protection laws in Europe and other international jurisdictions is unclear and in a state of flux.  There is a risk that these laws may be interpreted and applied inconsistently from country to country and with our current data protection practices.  Complying with these varying international requirements could cause us to incur substantial costs and to have to change our business practices.  Further, any failure by us to protect users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users which could adversely affect our business.

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

Technologies have been developed and are likely to continue to be developed that can block the display of our ads.  Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages.  As a result, ad-

blocking technology could, in the future, reduce the number of ads that we are able to deliver and, in turn, our advertising revenues.

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

We are exposed to the risk of clicks on our ads by persons seeking to increase the fees paid by our advertisers.  Click-through spam occurs when a click is generated on one of our advertiser’s listings displayed on a website in order to generate a payment rather than to view the underlying content.  If this activity occurs and we are unable to stop it, we will have to provide refunds of revenue that our advertisers have paid to us and that was later attributed to click-through spam.  These types of activities could damage our brand.  If click-through spam is not detected, the affected advertisers may perceive a reduced return on their investment in our advertising programs because those clicks will not lead to potential revenue for the advertisers.  This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations.  During the second quarter of 2005, the closing sale prices of our common stock on the Nasdaq ranged from $32.46 to $38.52 per share and the closing sale price on August 2, 2005 was $33.88 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance and stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  As of June 30, 2005 and 2004, we had investments in debt securities with effective maturities between three months and one year of $1.5 billion and $1.0 billion, respectively.  Such investments had a weighted-average yield of approximately 2.92 percent and 2.04 percent, respectively.  As of June 30, 2005 and 2004, we had investments in debt securities with effective maturities between one and five years of $1.5 billion and $1.1 billion respectively.  Such investments had a weighted average yield of approximately 3.50 percent and 2.59 percent, respectively.  A hypothetical 100 basis point increase in interest rates would result in an approximate $29 million and $27 million decrease, respectively, in the fair value of our available-for-sale securities as of June 30, 2005 and 2004.

The fair market value of the zero coupon senior convertible notes (the “Notes”) is subject to interest rate risk and market risk due to the convertible feature of the Notes.  Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls.  The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations.  As of June 30, 2005 and 2004, the fair value of the Notes was approximately $1.3 billion and $1.4 billion, respectively based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for 31 percent and 30 percent of total revenues during the three and six months ended June 30, 2005 as compared to 25 percent and 23 percent, respectively, during the three and six months ended June 30, 2004.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Chinese Yuan and Australian Dollars.  The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies.  Using the average foreign currency exchange rates from 2004, our international revenues for the three and six months ended June 30, 2005 would have been lower than we reported, by approximately $23 million and $37 million, respectively.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  During the three and six months ended June 30, 2005 and 2004, the foreign currency transaction gains, realized and unrealized, were not material.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of June 30, 2005 and 2004, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments.  We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale.  These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate.  As of June 30, 2005, we had available-for-sale equity investments with a fair value of $103 million.  These equity investments have a total cost basis of $68 million.  Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows.  However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our financial position and/or operating results in future periods.  Using a hypothetical reduction of 10 percent in the stock price of these equity securities, classified as current assets, the fair value of our equity investments would decrease by approximately $10 million as of June 30, 2005.  Our investments in available-for-sale equity investments were not material as of June 30, 2004.

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

In October 2000, 800-JR-Cigar, Inc. filed a complaint in the United States District Court for the District of New Jersey against Overture, a wholly-owned subsidiary of Yahoo! acquired in October 2003.  The plaintiff in this case, and in certain other cases which have been brought against Overture in the past, claims, among other things, that it has trademark rights in certain search terms and that Overture violates these rights by allowing its advertisers to bid on these search terms.  The complaint seeks injunctive relief and damages.  Yahoo! and Overture believe that Overture has meritorious defenses to liability and damages and are contesting the lawsuit vigorously.  In August 2003, Accor filed a similar complaint in the Nanterre District Court in France against Overture and Overture S.A.R.L., Overture’s wholly-owned subsidiary in France.  On January 17, 2005, the Nanterre District Court ruled in favor of Accor and found Overture and Overture S.A.R.L. liable for trademark infringement.  Overture S.A.R.L. and Overture have appealed this decision.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH in the United States District Court for the Southern District of New York.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!.  Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc. Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding.  On March 16, 2004 the plaintiff filed motions for partial summary judgment on the issues of willful infringement and whether the consumer-influenced portion of Launch’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004, and a hearing on the motions was held on June 18, 2004.  The Court has not yet ruled on the motions for summary judgment.  We do not believe it is feasible to predict or determine the outcome or resolution of the remaining LAUNCH litigation at this time.  The range of possible resolutions of such LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  Settlement discussions relating to this case on behalf of the named defendants have occurred over the last year, resulting in a final settlement memorandum of understanding with the plaintiff and Overture’s insurance carriers.  This settlement proposal includes the settlement of, and release of claims against, the issuer defendants, including Overture.  The settlement is subject to a number of conditions, including approval of the court.  If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and intend to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of the Company’s current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally allege breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct.  The complaints seek unspecified monetary damages and other relief purportedly on behalf of the Company from the Derivative Defendants.  The action in Delaware was dismissed by the Delaware Court of Chancery, and the dismissal has been affirmed by the Delaware Supreme Court.  The Company understands the Derivative Defendants deny any impropriety and intend to defend the remaining lawsuits vigorously.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 19, 2005, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders elected as directors Terry Semel (with 1,231,838,740 voting for and 43,875,948 withheld), Jerry Yang (with 1,251,366,987 voting for and 24,347,701 withheld), Roy Bostock (with 1,251,010,210 shares voting for and 24,704,478 withheld), Ronald Burkle (with 1,250,987,417 shares voting for and 24,727,271 withheld), Eric Hippeau (with 1,251,447,202 shares voting for and 24,267,486 withheld), Arthur Kern (with 1,041,205,014 shares voting for and 234,509,674 withheld), Robert Kotick (with 1,062,868,268 shares voting for and 212,846,420 withheld), Edward Kozel (with 1,250,512,042 shares voting for and 25,202,646 withheld) and Gary Wilson (with 1,061,956,642 shares voting for and 213,758,046 withheld).

The stockholders also approved an amendment to the Company’s 1995 Stock Plan (with 735,849,131 shares voting for, 326,514,073 against, 7,411,764 abstaining and 205,939,720 broker non-votes) and an amendment to the Company’s 1996 Directors’ Stock Option Plan (with 801,022,217 shares voting for, 216,552,714 against, 7,200,037 abstaining and 205,939,720 broker non-votes).

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2005 (with 1,246,355,837 shares voting for, 22,674,524 against and 6,684,327 abstaining).

Item 5.  Other Information

None.

Item 6.  Exhibits

a.     Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

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
4.8

Amended and Restated Rights Agreement, dated as of April 1, 2005, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005 and incorporated herein by reference).

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

10.2	+

Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 4, 2005 [the 2005 Proxy Statement] and incorporated herein by reference), Form of Stock Option Agreement thereunder (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 25, 2005 [the May 25, 2005 Form 8-K] and incorporated herein by reference) and Form of Restricted Stock Award Agreement thereunder (Filed as Exhibit 10.3 to the May 25, 2005 Form 8-K and incorporated herein by reference).

10.5	+

Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Option Plan (Filed as Annex B to the 2005 Proxy Statement and incorporated herein by reference) and Form of Option Agreement thereunder (Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 and incorporated herein by reference).

10.33	*	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2005.
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2005.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 5, 2005.

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

YAHOO! INC.

	By:	/s/ SUSAN DECKER

Dated: August 5, 2005		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ MICHAEL MURRAY

Dated: August 5, 2005		Michael Murray Senior Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number		Description

3.1

Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

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
4.8

Amended and Restated Rights Agreement, dated as of April 1, 2005, between the Registrant and Equiserve Trust Company, N.A., as Rights Agent, including the form of Rights Certificate as Exhibit B and the summary of Rights to Purchase Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005 and incorporated herein by reference).

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

10.2	+

Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 4, 2005 [the 2005 Proxy Statement] and incorporated herein by reference), Form of Stock Option Agreement thereunder (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 25, 2005 [the May 25, 2005 Form 8-K] and incorporated herein by reference) and Form of Restricted Stock Award Agreement thereunder (Filed as Exhibit 10.3 to the May 25, 2005 Form 8-K and incorporated herein by reference).

10.5	+

Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Option Plan (Filed as Annex B to the 2005 Proxy Statement and incorporated herein by reference) and Form of Option Agreement thereunder (Filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 and incorporated herein by reference).

10.33	*	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2005.
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 5, 2005.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated August 5, 2005.

*       Filed herewith.

**     To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

+       Indicates a management contract or compensatory plan or arrangement.