Form 10-Q
period 2005-09-30
YAHOO INC
filed 2005-11-04
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common stock, $0.001 par value	1,418,736,194

YAHOO! INC.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Revenues	$906,715	$1,329,929	$2,496,800	$3,756,668
Cost of revenues	332,333	520,238	911,421	1,459,433
Gross profit	574,382	809,691	1,585,379	2,297,235

Operating expenses:
Sales and marketing	192,950	265,714	551,120	742,639
Product development	97,033	141,616	261,162	386,509
General and administrative	69,215	77,733	189,930	232,708
Stock compensation expense*	6,111	13,524	25,823	33,938
Amortization of intangibles	36,968	41,047	103,588	122,664
Total operating expenses	402,277	539,634	1,131,623	1,518,458

Income from operations	172,105	270,057	453,756	778,777
Other income, net	123,281	65,995	150,838	1,095,725
Income before income taxes, earnings in equity interests and minority interests	295,386	336,052	604,594	1,874,502
Provision for income taxes	(67,117)	(113,797)	(204,343)	(750,087)
Earnings in equity interests	25,696	32,164	69,672	94,647
Minority interests in operations of consolidated subsidiaries	(660)	(646)	(2,894)	(6,040)
Net income	$253,305	$253,773	$467,029	$1,213,022

Net income per share—basic	$0.19	$0.18	$0.35	$0.87

Net income per share—diluted	$0.17	$0.17	$0.32	$0.82

Shares used in per share calculation—basic	1,361,136	1,405,012	1,345,583	1,395,188

Shares used in per share calculation—diluted	1,458,610	1,486,876	1,444,955	1,482,739

*Stock compensation expense by function:
Sales and marketing	$1,731	$2,278	$7,712	$5,277
Product development	2,371	6,817	9,642	13,820
General and administrative	2,009	4,429	8,469	14,841
Total stock compensation expense	$6,111	$13,524	$25,823	$33,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except par values)

	December 31, 2004	September 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$823,723	$2,027,003
Marketable debt securities	1,875,964	1,156,688
Marketable equity securities	812,288	—
Accounts receivable, net	479,993	599,129
Prepaid expenses and other current assets	98,507	179,875
Total current assets	4,090,475	3,962,695
Long-term marketable debt securities	1,042,575	1,579,930
Property and equipment, net	531,696	623,050
Goodwill	2,550,957	2,564,073
Intangible assets, net	480,666	451,018
Other assets	481,832	362,856
Total assets	$9,178,201	$9,543,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,205	$38,879
Accrued expenses and other current liabilities	853,115	739,813
Deferred revenue	279,387	324,039
Total current liabilities	1,180,707	1,102,731
Long-term deferred revenue	65,875	63,811
Long-term debt	750,000	749,995
Other long-term liabilities	35,907	87,694
Minority interests in consolidated subsidiaries	44,266	51,961

Stockholders’ equity:
Common Stock, $0.001 par value; 5,000,000 shares authorized; 1,383,584 and 1,407,691 issued and outstanding, respectively	1,416	1,447
Additional paid-in capital	5,682,884	5,891,433
Deferred stock-based compensation	(28,541)	(142,999)
Treasury stock	(159,988)	(533,340)
Retained earnings	1,069,939	2,282,961
Accumulated other comprehensive income (loss)	535,736	(12,072)
Total stockholders’ equity	7,101,446	7,487,430
Total liabilities and stockholders’ equity	$9,178,201	$9,543,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended
	September 30, 2004	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$467,029	$1,213,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,108	285,909
Tax benefits from stock options	177,266	723,748
Earnings in equity interests	(69,672)	(94,647)
Dividends received	—	10,670
Minority interests in operations of consolidated subsidiaries	2,894	6,040
Stock compensation expense	25,823	33,938
Gains from sales of investments, assets, and other, net	(91,067)	(976,738)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(83,288)	(128,921)
Prepaid expenses and other assets	(6,434)	7,736
Accounts payable	(899)	(5,354)
Accrued expenses and other liabilities	83,561	111,396
Deferred revenue	22,780	43,242
Net cash provided by operating activities	753,101	1,230,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(160,132)	(257,294)
Purchases of marketable debt securities	(2,157,888)	(6,632,419)
Proceeds from sales and maturities of marketable debt securities	1,865,276	6,789,521
Acquisitions, net of cash acquired	(608,525)	(127,463)
Proceeds from sales of marketable equity securities	192,780	1,006,142
Other investing activities, net	14,986	(39,030)
Net cash provided by (used in) investing activities	(853,503)	739,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	423,591	377,751
Repurchases of common stock	—	(373,352)
Structured stock repurchases, net	(95,907)	(752,717)
Other financing activities, net	—	1,749
Net cash provided by (used in) financing activities	327,684	(746,569)
Effect of exchange rate changes on cash and cash equivalents	6,764	(19,649)
Net change in cash and cash equivalents	234,046	1,203,280
Cash and cash equivalents at beginning of period	415,892	823,723
Cash and cash equivalents at end of period	$649,938	$2,027,003

YAHOO! INC.

Supplemental schedule:

Acquisition-related activities (in thousands):

	Nine Months Ended
	September 30, 2004	September 30, 2005

Cash paid for acquisitions	$656,014	$128,592
Cash acquired in acquisitions	(47,489)	(1,129)
	$608,525	$127,463

Common stock, restricted stock and stock options issued in connection with acquisitions	$3,384	$44,381

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

Certain prior period balances have been reclassified to conform to the current year presentation.  A new subtotal is being presented in the consolidated statement of operations: Income before income taxes, earnings in equity interests, and minority interests.  Earnings in equity interests and minority interests in operations of consolidated subsidiaries are now presented below the provision for income taxes.  In accordance with generally accepted accounting principles, these items have consistently been presented net of income taxes.  In addition, beginning in the fourth quarter of 2004, the Company made reclassifications in the consolidated balance sheets and consolidated cash flow statements related to the classification of auction rate securities.  Certain of these securities were included in the cash and cash equivalents lines in prior periods.  These amounts have been reclassified to short term marketable debt securities.  The reclassification resulted in an increase of $16 million in previously reported net cash used in investing activities and a decrease of $16 million in the previously reported net change in cash and cash equivalents for the nine months ended September 30, 2004.  The increase of $16 million in cash used in investing activities is the result of an increase of $979 million in purchases of marketable debt securities and an increase of $963 million in proceeds from sales and maturities of marketable debt securities.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation.  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.  The Company recorded compensation expense of $6 million and $14 million in the three months ended September 30, 2004 and 2005, respectively.  The Company recorded compensation expense of $26 million and $34 million in the nine months ended September 30, 2004 and 2005 respectively.  If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Net income:
As reported	$253,305	$253,773	$467,029	$1,213,022
Add: Stock compensation expense included in reported net income, net of related tax effects	3,667	8,114	15,494	20,363
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects*	(53,252)	(58,570)	(175,750)	(172,764)
Pro forma net income	$203,720	$203,317	$306,773	$1,060,621

Net income per share:
As reported - basic	$0.19	$0.18	$0.35	$0.87
As reported - diluted	$0.17	$0.17	$0.32	$0.82

Pro forma - basic	$0.15	$0.14	$0.23	$0.76
Pro forma - diluted	$0.14	$0.14	$0.21	$0.71

*                                         For the three and nine months ended September 30, 2004, the stock compensation expense amount has been adjusted to reflect lower calculated fair values for employee stock options which resulted in an increase of $7 million ($0.01 per share – basic and diluted) and $17 million ($0.01 per share – basic and diluted), respectively, in pro forma net income.  The adjustment was required as the Company’s estimate of the fair value of employee stock options was incorrectly based on a five-and-one-half year expected life rather than the three-and-one-half year expected life intended by management.

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

Note 2—Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of unvested restricted stock (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method).  For the three months ended September 30, 2004 and 2005, approximately 45 million and 67 million options to purchase common stock, respectively, were excluded from the calculation, as their exercise prices were greater than the average market price of the common stock during the periods.  For the nine months ended September 30, 2004 and 2005, approximately 62 million options to purchase common stock were excluded from the calculations, as their exercise prices were greater than the average market price of the common stock during the periods.  See Note 8—“Long-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Numerator:
Net income	$253,305	$253,773	$467,029	$1,213,022

Denominator:
Weighted average common shares	1,361,652	1,409,065	1,346,047	1,398,276
Weighted average unvested restricted stock subject to repurchase	(516)	(4,053)	(464)	(3,088)
Denominator for basic calculation	1,361,136	1,405,012	1,345,583	1,395,188

Weighted average effect of dilutive securities:
Employee stock options	60,611	44,643	62,621	50,189
Convertible notes	36,585	36,585	36,585	36,585
Restricted stock	278	636	166	777
Denominator for diluted calculation	1,458,610	1,486,876	1,444,955	1,482,739
Net income per share - basic	$0.19	$0.18	$0.35	$0.87
Net income per share - diluted	$0.17	$0.17	$0.32	$0.82

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
Amortizable intangible assets:
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
Amortizable intangible assets:
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

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$2,516
Other tangible assets acquired	8,591
Amortizable intangible assets:
Developed technology and patents	18,100
Customer contracts and related relationships	1,700
Trade name, trademark and domain name	1,100
Goodwill	170,984
Total assets acquired	202,991

Liabilities assumed	(45,317)
Total	$157,674

The amortizable intangible assets have useful lives not exceeding 3 years.  Based on a preliminary estimate, no amount has been allocated to in-process research and development, and $171 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.   The preliminary purchase price allocation for Musicmatch is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities becomes available.  Any changes in the fair value of the net assets of Musicmatch will change the amount of the purchase price allocable to goodwill.

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

Acquisitions completed in 2005

During the three months ended March 31, 2005 the Company acquired Verdisoft Corporation (“Verdisoft”), a software development company.  The acquisition of Verdisoft enhanced the Company’s platform for delivering content and services to mobile phones and other handheld devices as part of the Company’s strategy to provide users with seamless access to its network. The transaction was treated as an asset acquisition for accounting purposes and therefore no goodwill was recorded.  The estimated purchase price was approximately $58 million and consisted of $54 million in cash consideration, $3 million related to stock options exchanged and $1 million of direct transaction costs.  In connection with the acquisition, the Company also issued approximately 1 million shares of restricted stock valued at $35 million that will be recognized as expense over three years.  For accounting purposes, approximately $93 million was allocated to amortizable intangible assets, with lives not exceeding three years, $37 million to liabilities, primarily deferred income tax liabilities, and $2 million to deferred stock-based compensation.

During the three months ended June 30, 2005 the Company acquired three companies which were each accounted for as business combinations.  The total estimated purchase price for the three acquisitions was approximately $37 million and consisted of $32 million in cash consideration, $3 million related to stock options exchanged, and $2 million of incurred liabilities and direct transaction costs.  The total cash consideration of approximately $32 million less cash acquired of $1 million resulted in a net cash outlay of $31 million.  Of the total estimated purchase price, approximately $32 million was allocated to goodwill, $6 million to amortizable intangible assets and $1 million to net assumed liabilities.  Less than $1 million has been allocated to in-process research and development and recorded in product development expenses.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.

The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

Pro forma results of operations have not been presented for the acquisitions completed during the nine months ended September 30, 2004 or September 30, 2005 as the results of the acquired companies either individually or in the aggregate were not material to the Company.

Note 4—Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2005	$1,673,419	$877,538	$2,550,957
Acquisitions and other*	30,864	21,283	52,147
Foreign currency translation adjustments	—	(39,031)	(39,031)
Balance as of September 30, 2005	$1,704,283	$859,790	$2,564,073

*                                         Other primarily includes certain purchase price adjustments that affect existing goodwill.

Note 5—Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2004	September 30, 2005
		Gross carrying	Accumulated
	Net	amount	amortization*	Net

Trademark, trade name and domain name	$103,796	$134,000	$(51,732)	$82,268
Customer, affiliate, and advertiser related relationships	205,032	323,062	(166,363)	156,699
Developed technology and patents	171,838	311,146	(99,095)	212,051
Total intangible assets, net	$480,666	$768,208	$(317,190)	$451,018

*                                         Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $2 million as of September 30, 2005.

The Company recognized amortization expense for intangible assets of approximately $37 million and $41 million for the three months ended September 30, 2004 and 2005, respectively.  The Company recognized amortization expense for intangible assets of approximately $104 million and $123 million for the nine months ended September 30, 2004 and 2005, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: three months ending December 31, 2005: $41 million; 2006: $171 million; 2007: $126 million; 2008: $76 million, and 2009: $24 million and 2010: $13 million.

Note 6—Other Income, Net

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Interest and investment income	$14,962	$37,676	$40,978	$88,548
Investment gains (losses), net	110,268	26,948	107,780	995,231
Other	(1,949)	1,371	2,080	11,946

Total other income, net	$123,281	$65,995	$150,838	$1,095,725

Investment gains (losses), net include realized investment gains, realized investment losses, realized gains on derivatives, and impairment charges related to declines in values of privately held companies judged to be other than temporary.  Investment gains (losses) include gains in the amounts of $105 million in the three and nine months ended September 30, 2004 and $27 million and $987 million in the three and nine months ended September 30, 2005, respectively, related to the sale of non-strategic marketable equity security investments.

Note 7—Comprehensive Income

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Net income	$253,305	$253,773	$467,029	$1,213,022

Other comprehensive income (loss):
Change in net unrealized gains (losses) on available-for-sale securities before tax, net of reclassification adjustments	760,488	(52,641)	740,958	(824,790)
Tax impact of change in net unrealized gains (losses)	(304,205)	21,057	(296,387)	329,915
Change in net unrealized gains (losses) on available-for-sale securities, net of tax and reclassification adjustments	456,283	(31,584)	444,571	(494,875)
Foreign currency translation adjustment	9,893	(3,942)	(2,366)	(52,933)
Other comprehensive income (loss)	466,176	(35,526)	442,205	(547,808)

Comprehensive income	$719,481	$218,247	$909,234	$665,214

The following table summarizes the components of accumulated other comprehensive income (loss) (in thousands):

	December 31, 2004	September 30, 2005

Unrealized gains (losses) on available-for-sale securities, net of tax	$475,314	$(19,561)
Cumulative foreign currency translation adjustment	60,422	7,489

Accumulated other comprehensive income (loss)	$535,736	$(12,072)

Note 8—Long-Term Debt

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the condensed consolidated balance sheets in other assets.  As of September 30, 2005, $9 million of the transaction fees remain to be amortized.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of September 30, 2005, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning October 1, 2005 and ending on December 31, 2005.  During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.  The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

As of September 30, 2005, the fair value of the Notes was approximately $1.2 billion based on quoted market prices.  The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

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

In March 2005, the Company’s Board of Directors authorized a new stock repurchase program for the Company to repurchase up to $3 billion of its outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price and other factors.  Under this program in the three months ended September 30, 2005 the Company repurchased 6.3 million shares of common stock at an average price of $32.89 per share, for total consideration of $208 million.  For the nine months ended September 30, 2005 under the expired and current stock repurchase programs, the Company repurchased 11.2 million shares of common stock at an average price of $33.20 per share for a total amount of $373 million.  Treasury stock is accounted for under the cost method.

In August 2004, the Company entered into a $100 million structured stock repurchase transaction which matured in four separate tranches through March 31, 2005.  One of the four $25 million tranches matured and settled in December 2004.  During the six months ended June 30, 2005, each of the three remaining $25 million tranches settled resulting in the Company receiving $82 million in cash.

In February 2005, the Company entered into $150 million in structured stock repurchase transactions which matured in three separate tranches through August 2005.  One of the three $50 million tranches matured and settled in the three months ended June 30, 2005 resulting in the Company receiving $53 million in cash.  Both of the remaining $50 million tranches matured and settled in the three months ended September 30, 2005 resulting in the Company receiving $107 million in cash.

In April 2005, the Company entered into $500 million in structured stock repurchase transactions which mature in three separate tranches through October 2005.  A $150 million tranche matured and settled in the three months ended June 30, 2005 resulting in the Company receiving $156 million in cash.  The remaining two tranches will mature in October 2005.  On each of the remaining maturity dates, if the market price of Yahoo! common stock is at or above $35.11 for both the $150 million and $200 million tranches, the Company will have its investments returned with a premium.  If the market price is below $35.11, the Company will repurchase up to an aggregate of 11.0 million shares of its common stock.

In July 2005, the Company entered into $500 million in structured stock repurchase transactions which will mature in two separate tranches in January 2006 and April 2006.  On each of the maturity dates, if the market price of Yahoo! common stock is at or above $33.98 for the $250 million tranche maturing in January 2006 and $33.99 for the $250 million tranche maturing in April 2006, the Company will have its investment returned with a premium.  If the market price of the Company’s common stock is below such pre-determined prices, the Company will repurchase up to an aggregate of 16.3 million shares of its common stock.

The outstanding structured stock repurchase transactions as of the balance sheet dates are recorded in stockholders’ equity on the consolidated balance sheets.

Note 10—Commitments and Contingencies

Operating Leases.  The Company has entered into various non-cancelable operating lease agreements for offices and facilities globally, for original lease periods up to 23 years and expiring between 2005 and 2027.

Net lease commitments as of September 30, 2005 can be summarized as follows (in millions):

	Gross lease commitments	Sublease income	Net lease commitments

Three months ending December 31, 2005	$17	$(2)	$15
Years ending December 31,
2006	70	(4)	66
2007	76	—	76
2008	81	—	81
2009	78	(1)	77
2010	68	(1)	67
Due after 5 years	389	(1)	388
Total net lease commitments	$779	$(9)	$770

Affiliate Commitments.  In connection with contracts to provide sponsored search services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its affiliates.  As of September 30, 2005, the commitments total $293 million of which $64 million will be payable in the remainder of 2005, $214 million will be payable in 2006 and $15 million will be payable in 2007.

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

As of September 30, 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  On August 31 2005, the Court entered an order confirming its preliminary approval of a settlement proposal made by plaintiffs, which includes settlement of, and release of claims against, the issuer defendants, including Overture.  A hearing on the fairness of the settlement to the shareholder class is currently set for April 24, 2006.  If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and will continue to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of the Company’s current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally alleged breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct and sought unspecified monetary damages and other relief purportedly on behalf of the Company from the Derivative Defendants.  The action in Delaware was dismissed by the Delaware Court of Chancery, and the dismissal has been affirmed by the Delaware Supreme Court.  The actions in California were dismissed by the California Superior Court on September 13, 2005.

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Revenues by segment:
United States	$654,985	$922,860	$1,878,417	$2,611,103
International	251,730	407,069	618,383	1,145,565
Total revenues	$906,715	$1,329,929	$2,496,800	$3,756,668

Segment operating income before depreciation and amortization:
United States	$223,260	$306,031	$612,879	$867,690
International	36,444	79,091	91,808	230,934

Total segment operating income before depreciation and amortization	259,704	385,122	704,687	1,098,624

Depreciation and amortization	(81,488)	(101,541)	(225,108)	(285,909)
Stock compensation expense	(6,111)	(13,524)	(25,823)	(33,938)
Income from operations	$172,105	$270,057	$453,756	$778,777

Capital expenditures, net:
United States	$47,757	$73,275	$126,039	$210,209
International	17,987	22,219	34,093	47,085
Total capital expenditures, net	$65,744	$95,494	$160,132	$257,294

	December 31, 2004	September 30, 2005
Property and equipment, net:
United States	$461,623	$537,296
International	70,073	85,754
Total property and equipment, net	$531,696	$623,050

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three and nine months ended September 30, 2004 and 2005.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005

Marketing services	$796,568	$1,159,572	$2,184,319	$3,278,669
Fees	110,147	170,357	312,481	477,999
Total revenues	$906,715	$1,329,929	$2,496,800	$3,756,668

*                                         In the three and nine months ended September 30, 2004, Fees revenue includes certain revenue previously classified as Marketing services revenues of $6 million and $16 million, respectively.  This reclassification was done to refine the alignment of revenue sources within these classifications of revenue.

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

The Company has a joint venture with SOFTBANK in Japan (“Yahoo! Japan”).  The Company has a 34 percent ownership in Yahoo! Japan and accordingly this investment is being accounted for using the equity method.  The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests.  During the three months ended June 30, 2005, the Company received a cash dividend in the amount of $11 million from Yahoo! Japan which was recorded as a reduction in the Company’s investment in Yahoo! Japan.

The Company has commercial arrangements with Yahoo! Japan including algorithmic search services, sponsored search services and the related traffic acquisition costs, and license fees.  The net cost of these arrangements was approximately $22 million and $49 million for the three months ended September 30, 2004 and 2005, respectively.  The net cost of these arrangements was approximately $42 million and $121 million for the nine months ended September 30, 2004 and 2005, respectively.

Note 13—Subsequent Events

Alibaba Investment.  On October 23, 2005, the Company acquired an approximate 46 percent interest in the outstanding common stock of Alibaba.com Corporation, (“Alibaba” ) which represents an approximate 40 percent interest on a fully diluted basis, in exchange for $1 billion in cash, the contribution of the Company’s China based businesses (“Yahoo! China”) and direct transaction costs of $8 million.  Pursuant to the terms of a shareholders agreement, the Company has an approximate 35 percent voting interest in Alibaba, with the remainder of its voting rights subject to a voting agreement with Alibaba management.

The Company will account for this investment using the equity method of accounting and the total investment, including identifiable intangible assets, deferred tax liabilities and goodwill will be classified as a long-term investment on the Company’s consolidated balance sheets.  Following the acquisition date, the Company’s consolidated financial results will include its share of the results of Alibaba, together with amortization expense relating to any acquired intangible assets identified.  The Company will record its share of the results of Alibaba, and any related amortization expense, one quarter in arrears within earnings in equity interests.  Following the acquisition date, Yahoo! China will no longer be consolidated in the Company’s results but included within earnings in equity interests to the extent of the Company’s continued ownership interest in Alibaba.  The revenues and operating income of Yahoo! China were not material to the consolidated results of the Company for the year ended December 31, 2004 and the nine months ended September 30, 2005.  In connection with the transaction, the Company also expects to record a non-cash gain based on the difference between Yahoo! China’s fair value and its carrying value, adjusted for the Company’s continued ownership interest in the newly combined entity.  The Company currently estimates a non-cash pre-tax gain of $300 - $350 million in the fourth quarter of 2005.

Structured Stock Repurchase.  In October and November 2005, the Company received $386 million in cash from the settlement of two structured stock repurchase transactions totaling $350 million that were entered into in April 2005.

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

Operating Highlights	Nine Months Ended September 30,		2004-2005
(in thousands)	2004	2005	Change

Revenues	$2,496,800	$3,756,668	$1,259,868
Income from operations	$453,756	$778,777	$325,021
Net cash provided by operating activities	$753,101	$1,230,041	$476,940
Net cash provided by (used in) investing activities	$(853,503)	$739,457	$1,592,960
Net cash provided by (used in) financing activities	$327,684	$(746,569)	$(1,074,253)

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

Our revenue growth in the nine months ended September 30, 2005 over the same period of 2004 can be attributed to an expanding user base and from increased user activity levels across our offerings on the Yahoo! Network.  The growth in our engaged audience in terms of the number of users and activity levels on our properties have attracted more advertisers to our advertising services and resulted in an increase in our revenues.  In addition, the average spending per advertiser has also increased which further explains the revenue growth over the prior period.

Cash generated from our operations is a measure of the cash productivity of our business model and is an area of focus for us.  The growth of cash flow from operations is primarily a function of our increasing net income as well as net changes in our working capital balances that provided a source of cash.  As of September 30, 2005, we had cash, cash equivalents and marketable debt securities totaling $4,764 million, an increase of $1,022 million compared to $3,742 million as of December 31, 2004.  The principal components of the increase in cash, cash equivalents and marketable debt securities were cash generated from operating activities of $1,230 million, proceeds of $1,006 million from the sale of non-strategic marketable equity security investments, proceeds of $378 million from the exercise of employee stock options, offset by net cash used in structured stock repurchase activities of $753 million, $373 million used for direct share repurchases, $127 million used for acquisitions and $257 million used for net capital expenditures.

During the three and nine months ended September 30, 2005, we recorded gains of $27 million and $987 million, respectively, related to the sale of non-strategic marketable equity security investments.  These gains have been included in other income, net on the condensed consolidated statements of operations.

On October 23, 2005, we acquired an approximate 46 percent interest in the outstanding common stock of Alibaba which represents an approximate 40 percent interest on a fully diluted basis, in exchange for $1 billion in cash, the contribution of Yahoo! China and direct transaction costs of $8 million.  Pursuant to the terms of a shareholders agreement, we have an approximate 35 percent voting interest in Alibaba, with the remainder of our voting rights subject to a voting agreement with Alibaba management.  We will account for this investment using the equity method of accounting.  Following the acquisition date, our consolidated financial results will include our share of the results of Alibaba together with amortization expense relating to any acquired intangible assets identified.  We will record our share of the results of Alibaba, and any related amortization expense, one quarter in arrears within earnings in equity interests.  Following the acquisition date, Yahoo! China will no longer be consolidated in our results but included within earnings in equity interests to the extent of our continued ownership interest in Alibaba.  The revenues and operating income of Yahoo! China were not material to our consolidated results for the year ended December 31, 2004 and the nine months ended September 30, 2005.  In connection with the transaction, we also expect to record a non-cash gain based on the difference between Yahoo! China’s fair value and its carrying value, adjusted for our continued ownership interest in the newly combined entity.  We currently estimate a non-cash pre-tax gain of $300 - $350 million in the fourth quarter of 2005.

We continue to believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate are correlated to the number of users and the amount of time that these users are spending on our network.  By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to increase our share of users, become more essential to our users and deepen their engagement with our products and services.  We believe this deeper engagement of new and existing users, coupled with the expansion of the online advertising market as advertisers shift their spending from traditional media to the Internet, will continue to increase our revenues for the remainder of 2005 over 2004.  We also believe that our operating expenses for the remainder of 2005 will continue to increase over 2004 as we make additional investments in all areas of our business and will incur a full year of costs in 2005 related to acquisitions completed in 2004 as well as incur additional costs for new acquisitions completed this year.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Revenues	100%	100%	100%	100%
Cost of revenues	37	39	37	39
Gross profit	63	61	63	61
Operating expenses:
Sales and marketing	21	20	22	20
Product development	10	11	10	10
General and administrative	8	6	8	6
Stock compensation expense	1	1	1	1
Amortization of intangibles	4	3	4	3

Total operating expenses	44	41	45	40
Income from operations	19	20	18	21
Other income, net	14	5	6	29

Income before income taxes, earnings in equity interests and minority interests	33	25	24	50
Provision for income taxes	(8)	(8)	(8)	(20)
Earnings in equity interests	3	2	3	2
Minority interests in operations of consolidated subsidiaries	—	—	—	—
Net income	28%	19%	19%	32%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2004	(1)	2005	(1)	Change	2004	(1)	2005	(1)	Change

Marketing services(2)	$796,568	88%	$1,159,572	87%	46%	$2,184,319	87%	$3,278,669	87%	50%
Fees(2)	110,147	12%	170,357	13%	55%	312,481	13%	477,999	13%	53%
Total revenues	$906,715	100%	$1,329,929	100%	47%	$2,496,800	100%	$3,756,668	100%	50%

(1)           Percent of total revenues.

(2)           For the three and nine months ended September 30, 2004, we have reclassified previously reported Marketing Services revenues of $6 million and $16 million, respectively as Fees in order to refine our alignment of revenue sources with these classifications.

Marketing Services Revenue.  Marketing Services revenue for the third quarter of 2005 increased by $363 million, or 46 percent as compared to the same period in 2004.  Marketing Services revenue for the nine months ended September 30, 2005 increased by $1,094 million, or 50 percent as compared to the same period in 2004.  The year over year growth in our marketing services revenue can be attributed to a combination of factors that are driving increased advertising revenue across the entire Yahoo! Network, including an increase in our user base and activity levels on the Yahoo! Network, including a higher volume of search queries, page views and click-throughs.  As a result of our increased user audience, we continued to attract new advertisers to our portfolio of marketing solutions and increased the average spending per advertiser over the prior year periods.

On the Yahoo! Network, our number of unique users worldwide as of September 30, 2005 was approximately 26 percent higher than the number of unique users as of September 30, 2004.  Unique users are the estimated number of people who visited the Yahoo! Network in a given time period.

The combined number of page views and searches, including those from our affiliate network, increased by approximately 38 percent and 39 percent, respectively, in the three and nine months ended September 30, 2005 compared to the same periods in 2004.  These increases can be attributed to an increased number of users, an increased number of affiliates, an expanded offering of properties which increased our inventory of page views and greater market acceptance of new sponsored search offerings.  The combined average revenue per page view and search increased by approximately 5 percent and 8 percent, respectively, in the three and nine months ended September 30, 2005 compared to the same periods in 2004.  Our combined revenue per page view and search is influenced by sales mix changes period to period as we expand our offerings on the Yahoo! Network and introduce new inventory with differing yields.

Fees Revenue.  Fees revenue for the third quarter of 2005 increased $60 million, or 55 percent, as compared to the same period in 2004, of which $15 million is attributable to acquisitions.  Fees revenue for the nine months ended September 30, 2005 increased $166 million, or 53 percent, as compared to the same period in 2004, of which $42 million is attributable to acquisitions.  The remainder of the increase was primarily associated with an increase in the number of paying users for our fee-based services, which were approximately 11.4 million as of September 30, 2005 compared to 7.6 million as of September 30, 2004, an increase of 50 percent.  Our increased base of fee paying users was due to growth in users across most of our offerings that were available in the prior year as well as from our acquisition of Musicmatch in the fourth quarter of 2004.  Our fee-based services include Internet broadband and dial-up services, sports, music, personals and premium mail offerings as well as our services for small businesses.  Average monthly revenue per paying user has remained consistent at approximately $4 for the third quarter of 2005 and the same period in 2004.

Costs and Expenses:  Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2004	(1)	2005	(1)	Change	2004	(1)	2005	(1)	Change

Cost of revenues	$332,333	37%	$520,238	39%	57%	$911,421	37%	$1,459,433	39%	60%
Sales and marketing	$192,950	21%	$265,714	20%	38%	$551,120	22%	$742,639	20%	35%
Product development	$97,033	10%	$141,616	11%	46%	$261,162	10%	$386,509	10%	48%
General and administrative	$69,215	8%	$77,733	6%	12%	$189,930	8%	$232,708	6%	23%
Stock compensation expense	$6,111	1%	$13,524	1%	121%	$25,823	1%	$33,938	1%	31%
Amortization of intangibles	$36,968	4%	$41,047	3%	11%	$103,588	4%	$122,664	3%	18%

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

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2004	(1)	2005	(1)	Change	2004	(1)	2005	(1)	Change

Traffic acquisition costs (“TAC”)	$251,314	76%	$397,814	76%	58%	$682,108	75%	$1,128,686	77%	65%
Other costs of revenues	81,019	24%	122,424	24%	51%	229,313	25%	330,747	23%	44%

Costs of revenues	$332,333	100%	$520,238	100%	57%	$911,421	100%	$1,459,433	100%	60%

(1)           Percent of cost of revenues.

Cost of revenues for the third quarter of 2005 increased $188 million, or 57 percent, as compared to the same period of 2004.  The increase included $147 million of additional TAC which represents the largest component of cost of revenues, as well as an increase of $26 million in content costs and depreciation.  This year over year increase in TAC of 58 percent was driven by our 46 percent growth in marketing services revenues over the same period in 2004 and a product mix change toward revenue streams that have associated TAC.  Cost of revenues for the nine months ended September 30, 2005 increased $548 million, or 60 percent, as compared to the same period of 2004.  The increase included $447 million of additional TAC as well as an increase of $69 million in content costs and depreciation.  This 65 percent year over year increase in TAC was driven by our 50 percent growth in marketing services revenues over the same period in 2004 and a product mix change toward revenue streams that have associated TAC.  Cost of revenues, as a percent of revenue, has increased from 37 percent for the three and nine months ended September 30, 2004 to 39 percent for the three and nine months ended September 30, 2005.  This trend is the result of a product mix shift and our increase in spending on content for the Yahoo! Network.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses for the third quarter of 2005 increased $73 million, or 38 percent, as compared to the same period of 2004.  Sales and marketing expenses for the nine months ended September 30, 2005 increased $192 million, or 35 percent, as compared to the same period of 2004.  Approximately one-half of the increases, $37 million and $102 million, for the three and nine month periods, respectively, related to compensation expense as we increased our headcount to expand our presence in certain territories to service our expanding advertising business as well as support our growing advertiser base in existing regions. Additionally, year over year spending on marketing and distribution increased by $20 million and $51 million for the three and nine months ended September 30, 2005, respectively, as we continued to invest in product branding and develop our distribution channels.

Product Development.  Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! Network, classification and organization of listings within Yahoo! properties and research and development as well as depreciation expense and other operating costs.

Product development expenses for the third quarter of 2005 increased $45 million, or 46 percent, as compared to the same period of 2004.  Product development expenses for the nine months ended September 30, 2005 increased $125 million, or 48 percent, as compared to the same period of 2004.  Approximately $31 million and $84 million of the increases for the three and nine month periods ended September 30, 2005, respectively, related to increased compensation expenses as we continued to hire engineers to further develop and build new properties and services on the Yahoo! Network.  Additionally, approximately $4 million and $17 million of the increases for the three and nine months ended September 30, 2005 respectively, related to increased depreciation expense arising from our additional investments in property and equipment to support further product development.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses for the third quarter of 2005 increased $9 million, or 12 percent, as compared to the same period of 2004.  General and administrative expenses for the nine months ended September 30, 2005 increased $43 million, or 23 percent, as compared to the same period of 2004.  For both the three and nine months September 30, 2005, the increases were primarily due to compensation related expenses, which reflects the expansion of our team to support increased compliance and infrastructure needs.

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

The increases in stock compensation expense for the three and nine months ended September 30, 2005 were primarily a result of the amortization of newly issued equity-based awards partially offset by decreased costs associated with options assumed in acquisitions.  The amortization of options assumed in acquisitions has declined as the accelerated amortization method results in declining amortization of awards over their vesting periods and as we have not assumed a significant amount of options in our recent acquisitions.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.  Amortization of intangibles for the third quarter of 2005 was $41 million compared to $37 million for the same period of 2004.  Amortization of intangibles for the nine months ended September 30, 2005 was

$123 million compared to $104 million for the same period of 2004.  The year over year increases in amortization of intangibles in the three and nine months ended September 30, 2005 were the result of our continued acquisition activity which has resulted in an increased balance of amortizable intangible assets.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005

Interest and investment income	$14,962	$37,676	$40,978	$88,548
Investment gains (losses), net	110,268	26,948	107,780	995,231
Other	(1,949)	1,371	2,080	11,946
Total other income, net	$123,281	$65,995	$150,838	$1,095,725

Other income increased due to sales of non-strategic marketable equity security investments which generated investment gains of $105 million in the three and nine months ended September 30, 2004 and $27 million and $987 million for the three and nine months ended September 30, 2005.  In addition, interest and investment income earned in both the three and nine months ended September 30, 2005 was higher than the income during the same periods in 2004 as a result of larger invested balances, as well as higher yields on our investment portfolio.

Income Taxes.  The effective tax rate for the three and nine months ended September 30, 2004 was 23 percent and 34 percent, respectively, compared to 34 percent and 40 percent, respectively, for the three and nine months ended September 30, 2005.  For all periods, the provision for income taxes differs from the amount computed by applying the statutory federal income tax rate due to state taxes and foreign losses for which no tax benefit is provided.  Additionally, for the three and nine months ended September 30, 2004 the tax rate was reduced due to the utilization of previously unbenefited capital losses against the capital gain on the sale of an equity investment.  For the three months ended September 30, 2005, the tax rate was reduced primarily due to the realignment of our year-to-date tax provision based on a lower than previously expected annual effective tax rate, as well as the receipt of foreign tax refunds.

Earnings in Equity Interests.  Earnings in equity interests for the third quarter of 2005 was $32 million compared to $26 million for the same period of 2004.  Earnings in equity interests for the nine months ended September 30, 2005 was $95 million compared to $70 million for the same period of 2004.  The increases in both the three and nine months ended September 30, 2005 resulted from increased net income earned by Yahoo! Japan.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from such subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries’ results in our consolidated financial statements.  Minority interests in income from operations of consolidated subsidiaries were $1 million and $6 million for the three and nine months ended September 30, 2005 compared to $1 million and $3 million in both the three and nine months ended September 30, 2004.

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

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2004	(1)	2005	(1)	Change	2004	(1)	2005	(1)	Change

Revenues by segment:
United States	$654,985	72%	$922,860	69%	41%	$1,878,417	75%	$2,611,103	70%	39%
International	251,730	28%	407,069	31%	62%	618,383	25%	1,145,565	30%	85%
Total revenues	$906,715	100%	$1,329,929	100%	47%	$2,496,800	100%	$3,756,668	100%	50%

(1)           Percent of total revenues.

	Three Months Ended September 30 ,		Percent	Nine Months Ended September 30,		Percent
	2004	2005	Change	2004	2005	Change

Segment operating income before depreciation and amortization:
United States	$223,260	$306,031	37%	$612,879	$867,690	42%
International	36,444	79,091	117%	91,808	230,934	152%

Total segment operating income before depreciation and amortization	$259,704	$385,122	48%	$704,687	$1,098,624	56%
Depreciation and amortization	(81,488)	(101,541)	25%	(225,108)	(285,909)	27%
Stock compensation expense	(6,111)	(13,524)	121%	(25,823)	(33,938)	31%
Income from operations	$172,105	$270,057	57%	$453,756	$778,777	72%

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three and nine months periods ended September 30, 2005 or 2004.

United States.  United States revenues in the third quarter of 2005 increased $268 million, or 41 percent as compared to the same period in 2004.  United States revenues for the nine months ended September 30, 2005 increased $733 million, or 39 percent as compared to the same period in 2004.  The year over year growth can be attributed to strong growth in advertising across the entire Yahoo! Network, as well as growth from our fee-based services.  The advertising growth can be attributed to our expanding user audience which is allowing us to attract more advertisers and deepen their spending on Internet marketing solutions.  United States segment operating income before depreciation and amortization increased $83 million, or 37 percent from the third quarter of 2004 to the third quarter of 2005.  United States segment operating income before depreciation and amortization for the nine months ended September 30, 2005 increased $255 million, or 42 percent as compared to the same period in 2004.  The year over year increases for both the three and nine months ended September 30, 2005 were primarily as a result of the increased revenues.

International.  International revenues in the third quarter of 2005 increased $155 million, or 62 percent as compared to the same period in 2004.  International revenues for the nine months ended September 30, 2005 increased $527 million, or 85 percent as compared to the same period in 2004.  The year over year growth can be attributed to our continued expansion into new markets, as well as our increased penetration into the markets in which we operate coupled with the continued expansion of the online advertising marketplace on a worldwide basis.  In 2005, the revenue growth rate has also been favorably impacted by foreign currency rates.  International segment operating income before depreciation and amortization increased $43 million, or 117 percent from the third quarter of 2004 compared to the third quarter of 2005.  International segment operating income before depreciation and amortization for the nine months ended September 30, 2005 increased $139 million, or 152 percent as compared to the same period in 2004.  The increases for both the three and nine months ended September 30, 2005 were primarily as a result of the increase in revenues, as well as continued efforts to control discretionary spending and our ability to generate revenue without a commensurate increase in costs.

International revenues accounted for 31 percent and 30 percent of total revenues during the three and nine months ended September 2005, respectively, as compared to 28 percent and 25 percent during the three and nine months ended September 30, 2004.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Chinese Yuan and Australian Dollars.  The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies.  Changes in foreign currencies increased international revenues in the three and nine months ended September 30, 2005 by approximately $9 million and $44 million, respectively, when translated at the average foreign currency exchange rates in effect during the corresponding periods in 2004.

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

Goodwill and Other Intangible Assets.  Our long-lived assets include goodwill and other intangible assets and as of September 30, 2005 had a net balance of $3.0 billion.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.  See Note 4—”Goodwill” in the condensed consolidated financial statements for additional information.  Based on our 2004 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

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

Liquidity and Capital Resources

(dollars in thousands)	As of December 31, 2004	As of September 30, 2005

Cash and cash equivalents	$823,723	$2,027,003
Marketable debt securities	2,918,539	2,736,618
Total cash, cash equivalents and marketable debt securities	$3,742,262	$4,763,621
Percentage of total assets	41%	50%

	Nine Months Ended September 30,
	2004	2005

Net cash provided by operating activities	$753,101	$1,230,041
Net cash provided by (used in) investing activities	$(853,503)	$739,457
Net cash provided by (used in) financing activities	$327,684	$(746,569)

Our operating activities for the nine months ended September 30, 2005 and 2004 generated adequate cash to meet our operating needs.  As of September 30, 2005, we had cash, cash equivalents, and marketable debt securities totaling $4,764 million, an increase of $1,022 million compared to $3,742 million as of December 31, 2004.  The principal components of the increase in cash, cash equivalents and marketable debt securities were cash generated from operating activities of  $1,230 million,  proceeds of $1,006 million from the sale of non-strategic marketable equity security investments, proceeds of $378 million from the exercise of employee stock options, offset by net cash used in structured stock repurchase activities of $753 million, $373 million used for direct share repurchases, $127 million used for acquisitions and $257 million used for net capital expenditures.

We expect to continue to generate positive cash flow from operations for the remaining quarter in 2005.  Management believes existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in additional dilution to our stockholders.

Cash flow changes

Cash provided by operating activities was greater than net income in the nine months ended September 30, 2005 and 2004 mainly due to the net impact of non cash adjustments to income.  Non cash adjustments include depreciation and amortization, tax benefits from stock options, earnings in equity interests, stock compensation expense, as well as adjustments for gains and losses from the sale of investments.  In both the nine months ended September 30, 2005 and 2004, operating cash flows were positively impacted by changes in working capital balances.

Cash provided by (used in) investing activities was primarily attributable to purchases and sales of marketable debt and equity securities as well as cash investments in capital expenditures and acquisitions.  For the nine months ended September 30, 2005, we generated cash in the amount of $1,006 million from the sale of non-strategic marketable equity security investments, and $157 million from the net sales of marketable debt securities, while we also used cash for capital expenditures totaling $257 million, acquisitions totaling $127 million, and other investing activities totaling $39 million.  For the nine months ended September 30, 2004, we had capital expenditures totaling $160 million and used cash for acquisitions totaling $609 million.  In addition, we had outlays of $293 million in net purchases of marketable debt securities, offset by cash generated from the net sales of marketable equity securities of $193 million and from other investing activities of $15 million.  In each period our capital expenditures were primarily for purchases of information technology assets to support our expanding offerings, our increased number of users and our international growth.

On October 23, 2005 we used approximately $1 billion in cash as partial consideration for our Alibaba investment.

Cash provided by (used in) financing activities was driven primarily by employee option exercises and stock repurchases.  Cash proceeds from employee option exercises during nine months ended September 30, 2005 decreased to $378 million from $424 million during the same period in 2004.  During the nine months ended September 30, 2005, we used $373 million in the direct repurchase of 11.2 million shares of our common stock in open market transactions at an average price of $33.20 per share.  We also entered into structured stock repurchase transactions resulting in a total cash outlay of $1,150 million during the nine months ended September 30, 2005.  This $1,150 million outlay was offset by proceeds of $397 million from the settlement of structured stock repurchase transactions in the nine months ended September 30, 2005, for a net cash usage of $753 million for these transactions.  In the nine months ended September 30, 2004, we entered into two structured stock repurchase transactions resulting in a net cash outlay of $96 million.

As of September 30, 2005, we had unsettled structured stock transactions in the amount of $850 million.  These transactions will mature in separate tranches in October 2005, January 2006 and April 2006.  On each of the remaining maturity dates, if the market price of Yahoo! common stock is at or above $35.11 for the two tranches totaling $350 million maturing in October 2005, $33.98 for the $250 million tranche maturing in January 2006, and $33.99 for the $250 million tranche maturing in April 2006, we will have our investment returned with a premium.  On each of the remaining maturity dates, if the market price of our common stock is below the pre-determined prices, we will repurchase our common stock, up to an aggregate of 27.3 million shares.

In October and November 2005, we received $386 million in cash from the settlement of two structured stock repurchase transactions totaling $350 million that were entered into in April 2005.

Stock repurchases

In March 2005, following the expiration of the $500 million share repurchase program that was authorized in 2001 and extended in 2003, our Board of Directors authorized the repurchase of up to $3 billion of our outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price and other factors.  Repurchases may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.  Our Board of Directors and management believe that additional repurchases made under appropriate market conditions are a prudent use of cash currently available to us in order to enhance long-term stockholder value.  Under this program, during the three months ended September 30, 2005 the Company repurchased 6.3 million shares of common stock at an average price of $32.89 per share for a total amount of $208 million.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures.  Capital expenditures, net were $257 million in the nine months ended September 30, 2005 and are expected to continue to increase in 2005 as we invest in the expansion of our network and offerings.  This continued increase in capital expenditures and operating lease commitments is consistent with our increased staffing and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

Operating Leases.  We have entered into various non-cancelable operating lease agreements for offices and facilities globally, for original lease periods up to 23 years and expiring between 2005 and 2027.

Gross lease commitments as of September 30, 2005 can be summarized as follows (in millions):

Three months ending December 31, 2005	$17
Years ending December 31,
2006	70
2007	76
2008	81
2009	78
2010	68
Due after 5 years	389
Total gross lease commitments	$779

Affiliate Commitments.  In connection with our contracts to provide sponsored search services to affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our affiliates.  As of September 30, 2005, the commitments total $293 million of which $64 million will be payable in the remainder of 2005, $214 million will be payable in 2006 and $15 million will be payable in 2007.

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

As of September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RISK FACTORS

We face significant competition from companies such as Time Warner’s AOL, Google and Microsoft.

We face significant competition from companies, including AOL, Google, and Microsoft that have combined a variety of services under one brand name in a manner similar to Yahoo!.  AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion.  Google, in addition to a Web search service, offers many other services that directly compete with our services, including a consumer email service, desktop search, local search, photos, maps, shopping services and Internet advertising solutions.  Microsoft has introduced its own Web search service and has announced plans to develop features that may make Web searching capabilities a more integrated part of its Windows operating system.  We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually, and potentially in combination with each other.  In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services.  This relationship may permit these competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage.  If our competitors are more successful than we are in attracting users and customers, our revenues could decline.

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

Our users must access our services through an Internet access provider, including wireless providers and providers of cable and DSL Internet access.  To the extent that an access provider or a telephone, computer or computing device manufacturer offers online services that are competitive with those of Yahoo!, the user may find it more convenient to use the services or properties of that access provider or manufacturer.  In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own directory or by providing Yahoo! with less prominent listings than the access provider, manufacturer, or a competitor’s offerings.  Further, through their direct billing relationship with users, access providers may be better able to target services and advertisements to the preferences of their users.

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

We compete directly with other providers of sponsored search advertising services, including MIVA (formerly FindWhat.com), Google, LookSmart, Ltd., and Lycos Inc.  In addition, we believe it is likely that there will be additional entrants to this advertising market.  Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition.  These competitors compete against us for affiliate arrangements and could cause us to have to enter into affiliate arrangements with less favorable terms, to lose current affiliates or to fail to acquire new affiliates.  The loss of affiliates or a reduction in the revenue from affiliate arrangements could harm our business, operating results, and cash flows from operations.

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

We have deployed our own Web search technology to provide Web search results on our network.  We have more limited experience in operating our own search service than do some of our competitors.  Web search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements.  We must continually invest in improving our users’ experience, including search relevance, speed, and services responsive to their needs and preferences to continue to attract, retain and expand our user base.  If we are unable to provide search technologies and services which generate significant traffic to our websites, our business could be harmed, causing our revenues to decline.

The majority of our revenues are derived from marketing services and the reduction in spending by or loss of current or potential customers would cause our revenues to decline.

For the third quarter of 2005, 87 percent of our total revenues came from marketing services.  Our ability to continue to retain and grow marketing services revenue depends upon:

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

In certain markets we depend on a limited number of sources to direct a significant percentage of users and businesses to our service to conduct searches and a loss of any of these sources could harm our operating results.

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

Decreases or delays in advertising spending by our advertisers due to general economic conditions could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Since we derive the majority of our revenues from advertising, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

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

Internet, technology, media companies and patent holding companies often possess a significant number of patents.  Further, many of these companies and other parties are actively developing or purchasing search, indexing, electronic commerce and other Web-related technologies, as well as a variety of online business models and methods.  We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection.  As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future.  From time to time, parties assert patent infringement claims against us.  Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential disputes.

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

We have made acquisitions in the past including Overture in October 2003, Kelkoo in April 2004 and Musicmatch in October 2004 and expect to enter into additional business combinations and acquisitions in the future.  Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  Our acquisitions to date were accompanied by a number of risks, including:

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

The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set-top devices, has increased dramatically.  Our services were originally designed for rich, graphical environments such as those available on desktop and laptop computers.  The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our services through such devices difficult, and the versions of our service developed for these devices may not be compelling to users of alternative devices.  As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions.  If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract advertisers.

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.  We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined.  This may adversely impact our results of operations.  As of September 30, 2005, our goodwill and amortizable intangible assets were $3.0 billion.

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

We are subject to regulations and laws directly applicable to providers of Internet and Voice over Internet Protocol services both domestically and internationally.  The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of services, telecommunications and intellectual property ownership and infringement in many instances is unclear or unsettled.  In addition, we will also be subject to any new laws and regulations directly applicable to our activities.  Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear.  Internationally, we may also be subject to foreign laws and regulations that are inconsistent from country to country.  We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.  Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

There are federal, state and international laws regarding privacy and protection of user data.  We post, on our website, our privacy policies and practices concerning the use and disclosure of user data.  Any failure by us to comply with our posted privacy policies, any consent orders from time to time entered into by us, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings against us by governmental entities or others which could potentially have an adverse effect on our business, results of operations and financial condition.  In this regard, there are a large number of legislative proposals before the United States Congress and various state legislative bodies regarding privacy issues related to our business.  It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could impose requirements which may result in a decrease in our user registrations and revenues.  In addition, the interpretation and application of user data protection laws in Europe and other international jurisdictions is unclear and in a state of flux.  There is a risk that these laws may be interpreted and applied inconsistently from country to country and with our current data protection practices.  Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices.  Further, any failure by us to protect users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users which could adversely affect our business.

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

Yahoo! is one of the most highly trafficked Websites on the Internet and is regularly serving an increased number of users and delivering an increased number of daily page views and search results.  For example, the usage levels of email and the number and complexity of our sponsored search offerings have increased.  In addition, the products and services offered by Yahoo! have expanded and changed significantly and are expected to continue to expand and change rapidly in the future.  There is also an increased use of rich media content such as audio and video.  Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service.  In particular, the technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex.  In the future, we may be required to make significant changes to our architectures, including moving to completely new architectures.  If we are required to switch architectures, we may incur substantial costs and experience delays or interruptions in our service.  These delays or interruptions in our service may cause users and customers to become dissatisfied with our service and move to competing providers of online services.  Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software.  This expansion is likely to be expensive and complex, and require additional technical expertise.  As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user’s preferences.  Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

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

Technologies have been developed and are likely to continue to be developed that can block the display of our ads.  Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages.  As a result, ad-blocking technology could, reduce the number of ads that we are able to deliver and, in turn, our advertising revenues.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations.  During the third quarter of 2005, the closing sale prices of our common stock on the Nasdaq ranged from $31.97 to $37.73 per share and the closing sale price on November 1, 2005 was $37.72 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance and stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  As of September 30, 2005 and 2004, we had investments in debt securities with effective maturities between three months and one year of $1.2 billion and $1.5 billion, respectively.  Such investments had a weighted-average yield of approximately 3.20 percent and 2.06 percent, respectively.  As of September 30, 2005 and 2004, we had investments in debt securities with effective maturities between one and five years of $1.5 billion and $907 million respectively.  Such investments had a weighted average yield of approximately 3.68 percent and 2.76 percent, respectively.  A hypothetical 100 basis point increase in interest rates would result in an approximate $30 million and $24 million decrease, respectively, in the fair value of our available-for-sale debt securities as of September 30, 2005 and 2004.

The fair market value of the zero coupon senior convertible notes (the “Notes”) is subject to interest rate risk and market risk due to the convertible feature of the Notes.  Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls.  The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations.  As of September 30, 2005 and 2004, the fair value of the Notes was approximately $1.2 billion and $1.3 billion, respectively based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for 31 percent and 30 percent of total revenues during the three and nine months ended September 30, 2005, respectively, as compared to 28 percent and 25 percent during the three and nine months ended September 30, 2004, respectively.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Chinese Yuan and Australian Dollars.  The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period.  To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies.  Using the average foreign currency exchange rates from 2004, our international revenues for the three and nine months ended September 30, 2005 would have been lower than we reported, by approximately $9 million and $44 million, respectively.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  During the three and nine months ended September 30, 2005 and 2004, the foreign currency transaction gains and losses, realized and unrealized, were not material.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of September 30, 2005 and 2004, net unrealized losses on these investments were not material.  We are exposed to market risk as it relates to changes in the market value of our investments.  We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale.  These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate.  As of September 30, 2005, we had available-for-sale equity investments with a fair value of

$51 million.  These equity investments have a total cost basis of $59 million.  Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows.  However, continued market volatility, as well as mergers and acquisitions, have the potential to have a material non-cash impact on our financial position and/or operating results in future periods.  Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $5 million as of September 30, 2005.  As of September 30, 2004 we had available-for-sale equity investments with a fair value of $765 million.  These equity investments had a total cost basis of $16 million.  Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $77 million as of September 30, 2004.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  On August 31, 2005 the Court entered an order confirming its preliminary approval of a settlement proposal made by plaintiffs, which includes settlement of, and release of claims against, the issuer defendants, including Overture.  A hearing on the fairness of the settlement to the shareholder class is currently set for April 24, 2006.  If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and will continue to defend the case vigorously.

On or about February 4, 2004, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company (as nominal defendant) and certain of the Company’s current and former officers and directors (the “Derivative Defendants”).  Two similar shareholder derivative actions were filed in the California Superior Court for the County of San Mateo on February 13, 2004.  The complaints generally alleged breaches of fiduciary duties by the Derivative Defendants related to the alleged purchase of shares in initial public offerings or the alleged acquiescence in such conduct and sought unspecified monetary damages and other relief purportedly on behalf of the Company from the Derivative Defendants.  The action in Delaware was dismissed by the Delaware Court of Chancery, and the dismissal has been affirmed by the Delaware Supreme Court.  The actions in California were dismissed by the California Superior Court on September 13, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in 000s) (1) (2)
July 1 - July 31, 2005	—	$—	—	$3,000,000
August 1 - August 31, 2005	1,435,124	$32.93	1,435,124	$2,952,735
September 1 - September 30, 2005	4,902,496	$32.88	4,902,496	$2,791,543
Total	6,337,620	$32.89	6,337,620

(1)                                 The shares repurchased in the three months ended September 30, 2005 were under our stock repurchase program that was announced in March 2005 with an authorized level of $3 billion.  This program will expire in March 2010.

(2)                                 As of September 30, 2005, we had unsettled structured stock transactions in the amount of $850 million.  These transactions will mature in separate tranches in October 2005, January 2006 and April 2006.  On each of the remaining maturity dates, if the market price of Yahoo! common stock is at or above $35.11 for the two tranches totaling $350 million maturing in October 2005, $33.98 for the $250 million tranche maturing in January 2006, and $33.99 for the $250 million tranche maturing in April 2006, we will have our investments returned with a premium.  On each of the remaining maturity dates, if the market price of our common stock is below such pre-determined prices, we will repurchase our common stock, up to an aggregate of 27.3 million shares.  Any repurchases under this structured stock repurchase transaction will be reported in the quarter or quarters in which they occur.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

a.               Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number		Description
2.1

Stock Purchase and Contribution Agreement, dated as of August 10, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005 and incorporated herein by reference).

2.2

Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed October 27, 2005 [the October 27, 2005 Form 8-K] and incorporated herein by reference).

2.3

Tao Bao Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc., SOFTBANK CORP. and SB TB Holding Limited (filed as Exhibit 2.3 to the October 27, 2005 Form 8-K and incorporated herein by reference).

2.4

Secondary Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc. and certain shareholders of Alibaba.com Corporation (filed as Exhibit 2.4 to the October 27, 2005 Form 8-K and incorporated herein by reference).

2.5

Shareholders Agreement, dated as of October 24, 2005, by and among Alibaba.com Corporation, Yahoo! Inc., SOFTBANK CORP., the Management Members, and the other shareholders named therein (filed as Exhibit 2.5 to the October 27, 2005 Form 8-K and incorporated herein by reference).

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

31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 4, 2005.

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

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: November 4, 2005		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MICHAEL MURRAY
Dated: November 4, 2005		Michael Murray Senior Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number		Description
2.1

Stock Purchase and Contribution Agreement, dated as of August 10, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005 and incorporated herein by reference).

2.2

Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed October 27, 2005 [the October 27, 2005 Form 8-K] and incorporated herein by reference).

2.3

Tao Bao Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc., SOFTBANK CORP. and SB TB Holding Limited (filed as Exhibit 2.3 to the October 27, 2005 Form 8-K and incorporated herein by reference).

2.4

Secondary Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc. and certain shareholders of Alibaba.com Corporation (filed as Exhibit 2.4 to the October 27, 2005 Form 8-K and incorporated herein by reference).

2.5

Shareholders Agreement, dated as of October 24, 2005, by and among Alibaba.com Corporation, Yahoo! Inc., SOFTBANK CORP., the Management Members, and the other shareholders named therein (filed as Exhibit 2.5 to the October 27, 2005 Form 8-K and incorporated herein by reference).

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

31.1	*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.
31.2	*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 4, 2005.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. section 1350 dated November 4, 2005.

*                 Filed herewith.

**          To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.