Form 10-K
period 2005-12-31
YAHOO INC
filed 2006-03-03
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common stock, $.001 par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 daysrYes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No  ☒

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported in the NASDAQ National Market System was $43,726,484,063.  Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 28, 2006 was 1,417,852,971.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1)             Proxy Statement for the 2006 Annual Meeting of Stockholders — Part III Items 10, 11, 12, 13 and 14.

YAHOO! INC.
Form 10-K
Fiscal Year Ended December 31, 2005

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include Yahoo!, Yahoo! Go, My Yahoo!, del.icio.us, Flickr, Farechase, HotJobs, Inktomi, Kelkoo, Musicmatch, Overture and Yahooligans.  All other names are trademarks and/or registered trademarks of their respective owners.

Part I

Item 1. Business

OVERVIEW

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!”, the “Company”, “our”, “we”, or “us”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide.  We seek to provide Internet services that are essential and relevant to users and businesses.  To users, we provide our owned and operated online properties and services (the “Yahoo! Properties”).  To businesses, we provide a range of tools and marketing solutions designed to enable businesses to reach our community of users.  Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University.  We were incorporated in 1995 and are a Delaware corporation.  We are headquartered in Sunnyvale, California, and have offices in Asia, Australia, Canada, Europe, Latin America, and the United States.

We seek to leverage the power of the Yahoo! Properties to create the most innovative and highest quality Internet services for users and to provide the most efficient and effective marketing services for businesses to reach these users.  We focus on increasing our user base and deepening the engagement of our users on the Yahoo! Properties to enhance the value of our user base to advertisers and to increase the spending of these advertisers.  We believe that we can increase our user base by offering compelling Internet services and effectively integrating search, community, personalization, and content to create a powerful user experience.  These global user relationships and the social community created enable us to leverage our offered forms of online advertising as well as premium services for users.

We also focus on extending our marketing platform and access to Internet users beyond the Yahoo! Properties through our distribution network of third party entities (which we refer to as “affiliates”) who have integrated our search offerings into their websites.

Many of our services are free to our users.  We generate revenue by providing marketing services to businesses across the majority of our properties and by establishing paying relationships with our users for premium services.  We classify these revenues as either marketing services or fees.  Our offerings to users and businesses currently fall into four categories — Search; Marketplace; Information and Entertainment; and Communications and Connected Life.  The majority of our offerings are available globally in more than 15 languages.

2005 HIGHLIGHTS

During 2005, our key accomplishments that we believe will allow us to further our mission to provide Internet services that are essential and relevant to users and businesses include:

Strengthened our international presence:

•       China — We entered into a strategic partnership with Alibaba.com Corporation (“Alibaba”), a large e-commerce company in China operating a leading online marketplace and an online payment system.  The combination of our China based businesses with Alibaba has created one of the largest Internet companies in China that we believe is well positioned to provide services to China’s local emerging and fast growing Internet market.

•       Europe and Korea — We acquired the remaining shares of our joint ventures in France, Germany and the United Kingdom (collectively “Yahoo! Europe”) and Yahoo! Korea, bringing our ownership in these entities to 100 percent.  Full ownership of the Yahoo! Properties in Europe and Korea provides us with greater flexibility to take advantage of international growth opportunities in the Internet market in these regions.

•       Australia — We signed an agreement with Seven Networks Limited (“Seven”), a leading media company in Australia, to combine our Australian Internet business with their rich media and entertainment content to create what we believe will be one of the most comprehensive and engaging online experiences for local users and advertisers.  We completed this transaction in January 2006.

Introduced social community tools and expanded our offerings and content on Yahoo! Properties:

•       Introduced Yahoo! 360 — a new innovative service allowing users to communicate and connect with friends and family while integrating several Yahoo! offerings.

•       Acquired Flickr — a popular website offering photo management and photo sharing.

•       Acquired del.icio.us — a free website offering social bookmarking services.

•       Launched Yahoo! Answers — a free platform that allows users to ask and answer questions on any topic in an easy-to-use environment.

•       Launched the next generation Yahoo! Messenger — with free PC-to-PC calling, interactive photo-sharing and greater community facilitation.

•       Launched Yahoo! Music Unlimited — a music subscription service providing users with control of their music experience and access to unique personalization and community features.

•       Enhanced Yahoo! Mail — providing users with a faster experience, increased functionality, and improved user interface.

•       Introduced exclusive content — from respected columnists on Yahoo! Finance property and two exclusive features on Yahoo! News — Kevin Sites in the Hot Zone and Richard Bangs Adventures.

Established new alliances with industry partners:

•       Entered into new and extended existing broadband alliances to offer co-branded broadband services with dominant communication companies across the United States and internationally.

•       Entered into an interoperability agreement with Microsoft Corporation to connect users of Yahoo! Messenger and MSN Messenger.

Since inception we have made a number of strategic acquisitions including business combinations, asset acquisitions and investments.  We expect to continue to acquire or make investments in companies, products, services and technologies in the future.  See Note 3 — “Acquisitions” of the Notes to the Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions.

Our accomplishments are possible because of our dedicated, highly skilled and talented employees.  We believe that Yahoo! attracts among the most highly qualified and accomplished scientists, engineers, design specialists, marketers and professionals.  We seek to recruit and retain people who thrive on the opportunity Yahoo! provides to solve some of the most technically challenging problems benefiting hundreds of millions of users across a range of areas, such as search, communications, media, mobility, community, data and advertising.

MARKETING SERVICES FOR BUSINESSES

As part of our strategy to provide the most efficient and effective marketing services for businesses, we are committed to providing a comprehensive set of Internet marketing solutions for advertisers.  There is ongoing growth in the advertising market and an increasing shift in advertisers’ use of online media as audiences shift toward the Internet from traditional media.  We are committed to capitalizing on this shift and helping our advertisers create and execute Internet marketing solutions that both engage users to interact with our advertisers’ brands as well as provide valuable insights into their customer base.  We utilize our continuing research of the marketplace and our understanding of our users and their interests to offer a suite of targeted marketing services for our advertisers to meet the full range of their needs from brand building, to consumer awareness, direct marketing, lead generation and commerce services.  Our offerings enable marketers to display their advertisements in different formats and in different locations on the Yahoo! Properties and our affiliates’ websites.

Advertisers can display graphical advertisements across the Yahoo! Properties on the pages that are viewed by our users.  Yahoo! offers a broad range of tools available for online display advertising, including rich media, video and targeting.  We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the network.  We also use our targeting capabilities to help advertisers reach their desired audiences by placing contextually relevant advertisements on our pages.  For these advertising services, we earn revenue as “impressions” are delivered.  An “impression” is delivered when an advertisement appears in pages viewed by users.

Advertising is also provided through a series of search offerings that enable advertisers to display text based links to their websites on the Yahoo! Properties as well as on our affiliates’ websites.  These advertisements are displayed in response to different user actions — when a keyword is used in a search query initiated by a user or when specific content is being viewed by a user on the Yahoo! Properties or on the networks of our affiliates.  For example, if a user searches using the keyword “television” in the Yahoo! Search box or the search box on the website of one of our affiliates, links to websites for advertisers selling televisions will appear alongside the algorithmic search results.  As another example, if the user is reading an article about interest rates, he or she may be presented with advertising links to websites for mortgage-related advertisers.  For these advertising services, we earn revenue when “click-throughs” occur.  A “click-through” occurs when a user clicks on an advertiser’s listing.  Such advertising services will be referred to as “search marketing.”

We also provide services that allow businesses to list information on the Yahoo! Properties, which can be accessed by our users.  For example, a company can include job postings on our Yahoo! HotJobs site or include information about its business in our Yahoo! Local Enhanced Listing Service.  We earn revenues as these listing services are provided.

OFFERINGS TO USERS

Our offerings to users on our Yahoo! Properties currently fall into four categories: Search; Marketplace; Information and Entertainment; and Communications and Connected Life.

Search

Our Search offerings are often the starting point for users navigating the Internet and searching for information, whether from their computer or mobile device.  Our vision is to enable users to find, use, share and expand all human knowledge, and we have made it our mission to provide the world’s most valued and trusted search experience for users, publishers, advertisers and developers.  Our Search product offerings include the following:

•       Search — Yahoo! Search; Yahoo! Desktop Search; Yahoo! Toolbar; and Yahoo! Search on Mobile

•       Local — Yahoo! Local; Yahoo! Yellow Pages; and Yahoo! Maps

Search

Yahoo! Search, our proprietary algorithmic search technology, provides users with a free comprehensive and highly relevant online search experience and free Internet search results sorted based on relevance to the user’s search query.  Yahoo! Search discovers and processes billions of documents on the Internet to give users a comprehensive, up to date, and relevant search experience.  Pages on the Internet are ranked according to their relevance to a particular query by analyzing document features, including text, title and description accuracy, source, associated links, and other unique document characteristics.  For example, if the user enters the phrase “hybrid car” into the Yahoo! Search box, the Yahoo! search technology will search the Internet and return links to what it identifies as the most relevant websites regarding “hybrid car” on the Internet.  A single search gives immediate results from a database that is updated frequently to capture newly created and changing pages, including late breaking news and timely events.

We continue to focus on creating innovative, useful technologies that enable people to find, use, share and expand all human knowledge.  In 2005, we launched our enhanced vertical search services including a beta version of Audio search, Video search and Image search.  To further develop the “hybrid car” search example above, a user may select a search view link to focus the web results on images, news, video or other options relevant to the search topic.  For example, by selecting the “Images” link and entering the search term “hybrid car”, pictures of hybrid cars on the Internet will be returned.

Our innovative social search platform, My Web was also introduced in 2005.  My Web is a “personal search engine” that extends users’ existing Yahoo! Search experience by providing a simple way to save, recall and share online information with friends and colleagues.  Our social search assets were further enhanced in 2005 by the acquisitions of Flickr and del.icio.us, Inc.  Flickr is one of the Internet’s most popular photo-sharing websites.  Del.icio.us brought to Yahoo! social bookmarking technology, a well known technology brand, and a rapidly growing user base.  Finally, in late 2005, we launched Yahoo! Answers, a platform that enables our users to post and answer questions in hundreds of categories ranging from Arts to News to Health.

Yahoo! Desktop Search is a free desktop application that indexes the information and content users have on their computer — e-mails, attachments, documents, music, images, videos, and more — making it easy to search for almost anything on their hard drive.

Yahoo! Toolbar is a free browser add-on that enables users to conveniently access our properties and services from anywhere on the Internet and provides free security services to enhance the user experience.  In 2005, we created and launched a Toolbar for the increasingly popular Mozilla Firefox browser.

Yahoo! Search on Mobile provides users two ways to complete searches on their mobile devices — using a web browser or text messaging.  In 2005, we launched text messaging search, which enables users to use text messaging to retrieve data from the Internet using any mobile phone that supports text messaging, while the enhanced web browser search functionality allows users to access Yahoo! Search on a wider variety of devices in addition to mobile phones.

Local

Our Local offerings include three individual properties whose primary services are available free to users: Yahoo! Local, Yahoo! Yellow Pages, and Yahoo! Maps.

Yahoo! Local is a stand-alone offering, using content and technology from other properties such as Yahoo! Yellow Pages and Yahoo! Maps to help users find information on a local level.  In 2005, we launched the next generation version of Yahoo! Local including new features such as interactive maps, user reviews and ratings and local event listings to enhance the local search experience through rich community generated content.  Yahoo! Local offers businesses a free service called Yahoo! Local Basic Listing allowing them to post detailed company information, such as their business hours, contact information, product/services offered and website address for Yahoo! Local users to see.  Businesses can submit additional content such as photos, logo and/or marketing information for a monthly fee through the Yahoo! Local Enhanced Listing service.  We also offer Featured Listings, which enable businesses to buy listing advertisements in the Sponsor Results sections of Yahoo! Local.  These Featured Listings meet the local advertiser demands for high visibility.

Yahoo! Yellow Pages enables users to quickly connect to local and national merchants in the United States.  Businesses can also choose to pay to have their listings placed in the Sponsored Business section, which appears above the regular non-paid yellow page listings.

Yahoo! Maps provides interactive maps with zooming, real time traffic conditions and incident reports, together with integrated driving directions.  In 2005, we launched an enhanced version of Yahoo! Maps with an improved user interface, which provides users an interactive look and feel with new features such as multi-point driving directions, local content integration, larger main map and dynamic pan, zoom and re-center technology.

Marketplace

Marketplace offerings are often the starting point for users seeking to purchase products and services on the Internet and seeking to access free services on the Internet.  Our specific Marketplace product offerings include the following:

•       Shopping — Yahoo! Shopping; Kelkoo; Yahoo! Auctions; and Yahoo! Real Estate

•       Travel — Yahoo! Travel

•       Autos — Yahoo! Autos

•       Personals — Yahoo! Personals; and Yahoo! Personals Premier

•       Jobs — Yahoo! HotJobs

•       Small Business — Yahoo! Small Business

Shopping

Yahoo! Shopping provides comprehensive search functionality and comparison-shopping tools for users to find, research, compare and buy products online.  This property also provides a full suite of merchant ratings and product review tools and in many countries includes the services of Kelkoo, S.A. (“Kelkoo”).  We generate revenue from merchants when users click-through to their websites or through a revenue share of the final selling value when users purchase products.  In late 2005, we launched a series of new features and functionality as part of our commitment to enhance community features.  Two of the new features include Pick Lists which allow users to pick and share the most interesting products organized by topic and My Lists which allow each user to save products into lists that can be private or shared.  In addition, we launched a beta version of Yahoo! Shopping Search on Mobile to enable users to compare product prices on their mobile devices.

Kelkoo is our European shopping platform, which became part of Yahoo! through an acquisition in 2004.  It provides product search functionality and an online comparison shopping service with operations in 10 European countries and now also powers the Yahoo! Shopping services in Australia and Taiwan.

Yahoo! Auctions is incorporated into the Yahoo! Shopping platform and is a marketplace for buyers and sellers to trade goods in an auction-style setting.  Yahoo! Auctions connects buyers and sellers and is available free of charge to buyers and sellers.

Yahoo! Real Estate provides information for home buyers and sellers.  Yahoo! Real Estate enables users to search for listed properties based on geography, price and features.  In addition, information regarding moving-related content and services, advice about finding a real estate agent, neighborhoods, financing and insurance, home improvement ideas, and assistance in locating rentals and roommates, is available.  Users can also pay to list a property in certain markets.

Travel

Yahoo! Travel is a comprehensive online travel guide that provides research and booking functionality for users to find, compare and conveniently purchase travel products such as airline tickets, hotel rooms, car rentals, vacation packages and cruises.  We generate revenue from our travel partners through a revenue share of the booking value when users make travel arrangements on Yahoo! Travel.  Separately, Yahoo! offers a travel search engine called Yahoo! FareChase.  Yahoo! FareChase is an extension of our search offerings that allows users to search for travel information from multiple travel service providers’ websites simultaneously and obtain results from all providers on one page for purposes of comparison shopping.  This service is available free of charge to users and suppliers of travel products and online travel agents.

Autos

Yahoo! Autos enables users to research, price and compare cars online.  Information and services available free of charge to our users include vehicle pricing, specification and option information, used car listings, expert reviews, user reviews and ratings, car comparisons, financing calculators, and new car quotes from dealers.  We generate revenue from users who pay to list used cars for sale or for premium research content.  In addition, we earn fees on a per lead basis for transactions completed between our users and automotive manufacturers and dealers.  In 2005, Yahoo! Autos launched Custom, a community site for automotive enthusiasts that allows them to find, use, share and expand auto-related knowledge.  Custom enables users to create profiles for their cars, share photos, communicate on message boards and search for local mechanics and relevant automotive information.

Personals

Yahoo! Personals is a leading online dating service.  It allows users, free of charge, to post a profile and search for others with whom to communicate within the Yahoo! Personals community.  Users can also send short one-time messages to others to communicate their interest without charge.  With a paid subscription, Yahoo! Personals’ users can e-mail and use Yahoo! Messenger to communicate with others in the Yahoo! Personals community.  The standard Yahoo! Personals subscription service serves a large population of daters with a newly optimized user experience that is tailored to meet the needs of today’s online daters.  Yahoo! Personals Premier offers deeper profiling and advanced searching tools.

Jobs

Yahoo! HotJobs is a leader in the online recruiting industry, providing comprehensive solutions for employers, staffing firms and job seekers.  Yahoo! HotJobs’ tools and advice put job seekers in control of their career search and we believe make it easier and more cost-effective for recruiters and employers to find qualified candidates compared to traditional methods.  Yahoo! HotJobs enables job seekers to create an online resume and to search and apply for jobs, and provides access to newsletters, online forums and salary research, free of charge.  In 2005, we launched a new job search engine that enables job seekers to find jobs from across the Internet at Yahoo! HotJobs including listings from other employer and job-related websites in addition to job listings on our website.  We generate revenue from employers and staffing firms that pay to access our database of job seekers and use our tools to post, track and manage job openings.

Small Business

Yahoo! Small Business provides a comprehensive and integrated suite of fee-based online services including Yahoo! Domains, Yahoo! Web Hosting, Yahoo! Business Mail and our e-commerce platform called Yahoo! Merchant Solutions.  By integrating one of the leading hosting solutions with business critical services and information, Yahoo! enables customers to easily get online, sell online, and market and promote online.

Information and Entertainment

Our Information and Entertainment offerings deliver content that is available without charge to our users, and also provide some of our content on a fee or subscription basis.  Our Information and Entertainment offerings include the following:

•       Information — Yahoo! Front Page (www.yahoo.com); My Yahoo!; Yahoo! News; Yahoo! Finance; Yahoo! Health; and Yahoo! Education

•       Entertainment — Yahoo! Sports; Yahoo! Music; Yahoo! Movies; Yahoo! TV; Yahoo! Games; and Yahooligans!

Information

Yahoo! Front Page (www.yahoo.com) serves as a free navigation hub and entry point into the Yahoo! Properties.  Among many available features on the page are the ability to perform a Internet search, read the latest news, link to Yahoo! websites in the Yahoo! Properties, and view promotions from Yahoo!’s advertisers.

My Yahoo! is our free, personalized Web information service that allows registered members to create a personal profile, which organizes and delivers information of personal interest to the user via a user-customized interface.  The My Yahoo! platform allows us to deliver targeted advertising and transaction-based services on behalf of our advertisers and partners.

Yahoo! News aggregates news stories from news providers such as the Associated Press, Reuters, AFP, The Washington Post, USA TODAY, Chicago Tribune, National Public Radio, and U.S.  News and World Report.  Through Yahoo! News, users receive free up-to-the-minute news coverage with text, photos, audio and video, from multiple sources and points of view.  In 2005, we launched two additional exclusive features: Kevin Sites in the Hot Zone and Richard Bangs Adventures.  Kevin Sites in the Hot Zone features news reporting on armed conflict in the world.  Richard Bangs Adventures captures untold stories about adventurers and explorers around the world.

Yahoo! Finance provides a comprehensive set of financial resources that range from investment and company information to personal finance management tools.  Yahoo! Finance offers free financial tools to help users manage their personal finances as well as data, news and information for making informed investment decisions.  In 2005, we added additional exclusive content from financial experts focusing on a variety of personal finance and investing topics.  We also launched our direct-to-exchange product, which allows Yahoo! Finance to receive, and make available to users, stock quotes directly from exchanges around the world.  In addition, Yahoo! Finance offers fee-based services, including a real-time stock quotes package, company conference call transcripts, and analyst research reports.

Yahoo! Health is a comprehensive starting point for users to find healthcare information.  Yahoo! Health provides free information on healthy living, medical conditions and medications, as well as listings for various health information centers, clinical trial information and online community tools.  In 2005, we introduced blogs provided by leading experts that share advice, tips, and personal experiences on topics from allergies to yoga.

Entertainment

Yahoo! Sports provides a fast, live and interactive online experience for sports fans including original fantasy games, up-to-the-minute news, real-time statistics and scoring, broadcast programming, integrated shopping, and an online sports community.  Yahoo! Sports has content and marketing relationships with professional sports organizations and media outlets including the National Basketball Association, Player’s Inc., Sports Illustrated Interactive, USA Today and the Associated Press.  Yahoo! Sports also offers fee-based fantasy games, real-time statistical trackers and live sports audio broadcasts.

Yahoo! Music offers users access to a wide selection of streaming audio, the Internet’s largest collection of music videos, Internet radio, exclusive artist features and music news and related content covering all genres of music.  Yahoo! Music also offers fee-based music services including premium radio and Musicmatch’s subscription and download offerings.  In 2005, we extended our premium music services with the introduction of Yahoo! Music Unlimited.  With a library of more than one and a half million songs, the Yahoo! Music Unlimited subscription service is available to users for a low monthly or annual subscription fee.  With Yahoo! Music Unlimited users can build personalized music libraries, transfer tracks to portable devices, purchase permanent downloads, access commercial-free Internet radio stations, and uniquely share and discover music with friends through Yahoo! Messenger.  Subscribers benefit from personalized music recommendations based on their ratings and music taste, discounted permanent downloads, and the ability to create playlists from the song library.

Yahoo! Movies and Yahoo! TV offer entertainment services which include entertainment news, photo galleries, exclusive content such as trailers and extra or never-before-seen footage, and links to entertainment-related content across the Yahoo! Properties.  Yahoo! Movies features paid-for film promotions for major movie studios, including Disney, Sony, Warner Bros., Universal and Fox.  Yahoo! TV partners with key television networks, producers and content creators to give users a deeper, more engaging experience with their favorite programs.  Additionally Yahoo! TV partners with Mark Burnett Productions to produce and host “The Apprentice” website on Yahoo! TV.

Yahoo! Games offers free classic board, card, arcade and word games along with downloadable games, game strategy guides, shopping guides, gaming news, tournaments, leagues and reviews on computer and console videogames.  Our integration of games with Yahoo! Messenger allows users to see what games their friends are playing and join in the game through Yahoo! Messenger.  Yahoo! Games also offers a variety of fee-based premium game downloads and subscriptions.

Yahooligans! is a free entertainment and educational Internet guide designed for children ages seven to twelve.  Yahooligans! offerings include games, reference materials and movie information.

Communications and Connected Life

Our Communications and Connected Life offerings provide a wide range of communication and content services to users and small businesses including those that extend a wide range of Yahoo! services beyond the browser and across a variety of devices and through our access alliances.  We offer some services free of charge to our users and also provide some of our services on a fee or subscription basis.  Our offerings include the following:

•       Communications — Yahoo! Mail; Yahoo! Messenger with Voice; Yahoo! Photos; and Yahoo! Communities

•       Connected Life — Broadband; Yahoo! Mobile; and Yahoo! Go

Communications

Yahoo! Mail is a free global service available in over 20 languages that provides users with a full-featured e-mail experience including industry-leading spam and virus protection, significant free storage and attachment size capacity, advanced search capabilities, and robust address book functionality.  In addition to our basic e-mail service, for a subscription fee we offer Yahoo! Mail Plus, a premium mail service providing a combination of these features plus a number of other premium features, including personalized spam filter, additional storage capacity, graphical ad blocker, and personalized stationery.  In 2005, we launched a beta version of Yahoo! Mail, which provides a faster experience with enhanced functionality, such as drag and drop e-mail organization and message previews in addition to other enhanced features.

The Yahoo! Messenger with Voice instant messaging (“IM”) service provides a free, interactive and personalized way for people to connect and share experiences with their friends, family and colleagues in real time.  Yahoo! Messenger’s communications suite integrates leading Yahoo! services including Games, Music, Photos, and Search.  Yahoo! Messenger allows users to stay connected to one another through text IM, e-mail, video or mobile messaging.  In 2005, we launched the next generation version of IM, which provides free PC-to-PC calling, photo sharing and enhanced tools to expand online communities.  In addition, in 2005 we signed an agreement with Microsoft Corporation (“Microsoft”) to globally connect users of Yahoo! Messenger and MSN Messenger to create what we expect to be among the largest IM communities in the world when released in 2006.

Yahoo! Photos makes it easy for people to upload, store and share their photos for free.  For example, Yahoo! users can now share their pictures with a friend instantly using e-mail or Yahoo! Messenger.  Users can also order high-quality prints and photo gifts as a premium service and pick-up their prints in one hour from their local Target store.

Yahoo! Communities help users build and manage identity and relationships and include properties such as Groups, Avatars, Chat, and Message Boards.  In 2005, we launched a beta version of Yahoo! 360°, an innovative new service providing users with an integrated experience, seamlessly bringing together popular communications, content and community services such as Yahoo! Messenger, Yahoo! Photos, Yahoo! Music and Yahoo! Groups with sharing tools for recommending favorite movies, restaurants, music and more.  Yahoo! Communities provide users with the opportunity to discover, connect and interact with other users who share similar interests and ideas.

Connected Life

Broadband — Yahoo! has several strategic alliances with various providers of broadband Internet service in the United States and internationally.  The services we offer with our broadband partners include integrated Internet access and premium services on a subscription basis, customized and co-branded with each partner.  We have a strategic alliance with the new AT&T Corp.  (“AT&T”, formerly SBC Communications Inc.) to offer a co-branded high-speed Internet service to DSL (broadband) customers in AT&T’s 13-state local service footprint and to dial-up subscribers nationwide.  In 2005, we launched a new service with Verizon Communications Inc.  (“Verizon”), comprising a fully integrated co-branded broadband offering to subscribers of Verizon Online’s DSL Internet access services.  In the United Kingdom, we have a similar alliance with BT Group plc (“BT”) offering co-branded DSL and dial-up services.  In 2005, we announced a long-term extension of our alliance with BT to offer Yahoo! services to all new and existing BT Broadband customers.  In Canada, we have an alliance with Rogers Cable Inc.  (“Rogers”) to offer Rogers Yahoo! Hi-Speed Internet.  In October 2005, we announced a strategic alliance to deliver co-branded broadband service to BellSouth Corporation’s (“BellSouth”) Internet subscribers throughout BellSouth’s region in the United States.

Yahoo! Mobile focuses on expanding the reach of Yahoo!’s leading services and content beyond the desktop to give users an integrated Internet experience from their personal computer (“PC”) to their mobile device.  Through relationships with leading mobile operators and device manufacturers around the world, including Nokia Corporation and Motorola, Inc., we offer a number of ways for users to connect their mobile devices to their Yahoo! content and community.  Users can access Yahoo!’s Mobile Internet portal from their data-enabled phone to use a range of their Yahoo! services including Yahoo! Messenger, Yahoo! Mail and Yahoo! Finance.  In addition, users can choose to buy a range of mobile services from Yahoo! including premium Yahoo! services and other mobile content such as downloadable Yahoo! Photos for Mobile applications, ringtones and mobile games.  In 2005, we launched a number of new services including a downloadable Yahoo! Mail for Mobile application, enhancements to Yahoo! Search on Mobile and text messaging search.  We generate revenue through a combination of premium subscriptions for Yahoo! services, fees from carriers for services that drive data usage and revenue share arrangements on distribution of premium mobile content.

Yahoo! Go is a new suite of existing and planned innovative applications designed to let users access the information and content they want across various devices including their PC, mobile device and PC-connected television.  Yahoo! Go will integrate Yahoo!’s products and services, including community, information and content services from across the Internet, onto the user’s PC,  mobile device and  PC-connected television.  Yahoo! Go Desktop services will make it easy for users to keep up-to-date on and interact with their information without having to open a browser window on their PC.  The initial Yahoo! Go Desktop service is Yahoo! Widgets, a collection of mini-applications that can perform a wide range of functions from displaying a weather forecast to playing a game.  Yahoo! Go TV will bring the Internet to the PC-connected television screen.  Yahoo! Go Mobile allows consumers to take the Internet services they use on their PC onto their mobile device in one simple, fully synchronized application.  Yahoo! is working with companies including AT&T, Microsoft, Intel Corporation, Nokia and TiVo to bring these services to market.  Yahoo! Go services are expected to be launched and accessible to our users in 2006 and are intended to provide a seamless connected experience for our users.

GEOGRAPHIC AREAS

We manage and measure our business geographically.  Our principal geographies are the United States and International.  We seek to build upon our global user base by developing Internet offerings focused on specific geographic regions both domestically and internationally.  Additional information required by this item is incorporated herein by reference to Note 15 — “Segments” of the Notes to the Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K.

We provide services in more than 15 languages in over 20 countries, regions and territories, including localized versions of Yahoo! in Argentina, Australia, Brazil, Canada, China, France, Germany, Greece, Hong Kong, India,  Italy, Japan,  Korea, Malaysia, Mexico, Northern Europe and Scandinavia (Denmark, Sweden, Norway), Russia, Singapore, Spain, Taiwan, the United Kingdom and Ireland, and the United States.  We also provide some of our most popular and point-of-entry services through Yahoo! Asia (our portal to Southeast Asia including Indonesia, Philippines, and Thailand), Yahoo! Chinese (United States Chinese language site), Yahoo! en Español (United States Hispanic site), Yahoo! Canada en français (French Canadian site) and Yahoo! en Català (part of Yahoo! Spain’s Catalan language offerings).  Outside of Yahoo’s English-speaking markets, we have built independent, localized-language directories, websites and other content, developed by native speakers of each language.  We own a majority or 100 percent of these international operations (except in Australia, China and Japan), and have established offices worldwide to facilitate the local development of these businesses.  We have pursued a consistent strategy of content aggregation with leading third parties and currently plan to continue to introduce certain selected services for our international markets.

Our local version of Yahoo! in Japan is operated by Yahoo! Japan Corporation (“Yahoo! Japan”), a publicly traded company in Japan that is majority owned by SOFTBANK Corp. and its consolidated affiliates (collectively “SOFTBANK”).  We have a joint venture in Japan with SOFTBANK, which was formed to establish and manage a local version of our properties.  As of December 31, 2005, we owned approximately 34 percent of Yahoo! Japan.

During the year, we acquired full ownership of our joint ventures in the United Kingdom, France, Germany and Korea from SOFTBANK.  Our local version of Yahoo! in each of these countries had previously been operated and managed by these joint ventures.

Additionally during the year, we purchased approximately 46 percent of the outstanding common stock of Alibaba, which represents approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash and the contribution of our China based businesses (“Yahoo! China”).

SALES

We maintain three primary channels for selling our marketing services: telemarketing, online, and direct.  Our telemarketing channel focuses on sales of marketing services to small and medium-size businesses.  Our online channel is fulfilled by a self-service program that enables advertisers to place targeted text based links to their websites on the Yahoo! Properties as well as on our affiliates’ websites.  Our direct advertising sales team focuses on selling our marketing services and solutions to leading advertising agencies and marketers in the United States.  During 2005, we aligned our graphical advertising sales team under the common leadership of our search sales team to better respond to our most important advertisers who are increasingly using both forms of advertising on Yahoo! Properties to achieve their desired marketing goals.  No individual customer represented more than 10 percent of our revenues in 2003, 2004 or 2005.

We employ sales professionals in locations across the United States, including Atlanta, Boston, Chicago, Dallas, Detroit, the Los Angeles area, Miami, New York, San Francisco, and Sunnyvale.  Our sales organization consults regularly with agencies and advertisers on design and placement of online advertising, and provides customers with measurements and analyses of advertising effectiveness as well as effective consumer insights that can be turned into marketing campaigns.  In addition to our geographic sales structure, we have sales teams for automotive, consumer packaged goods, entertainment, finance, retail, pharmaceuticals, sports, technology, telecommunications and travel.  In international markets, we have either our own internal sales professionals or we have established sales agency relationships in more than 20 countries.

MARKETING

We believe that world-class marketing can be a competitive advantage.  The Yahoo! brand is one of the most widely recognized in the world.  Maintaining and growing that brand enables us to attract, retain, and more deeply engage users and advertisers.  We believe a great brand begins with a great product.  Yahoo! marketing engages in each step of product development, deployment and management to understand our offerings and how best to market them to our audience of potential and existing users.  Our marketing communications efforts help accelerate product momentum, awareness, adoption, and engagement.  We use online, television, print, radio and outdoor advertising, and we leverage our global online network and our distribution partnerships to market our products and services to the right people at the right time.  With continued investment in global brand and product marketing, we believe we can continue to attract and engage users and advertisers.

COMPETITION

We operate in the market for Internet products, services and content, which is a highly competitive market characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information and entertainment services integrated into other products and media properties.  We primarily compete with companies to attract users to our website and advertisers to our marketing services.  We expect the market to become increasingly competitive if online marketing continues to grow and gain acceptance on a global basis.

Globally, our most significant competition is from Time Warner’s America Online business (“AOL” or “America Online”), Google Inc. (“Google”) and Microsoft.

The principal competitive factors relating to attracting and retaining users include the quality and relevance of our search results, and the usefulness, accessibility, integration and personalization of the online services that we offer as well as the overall user experience on our website.  In the case of attracting advertisers, the principal competitive factors are the reach, effectiveness and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer.

We also face competition from companies focused on markets where expertise in a particular segment of the market may provide them a competitive advantage.  Two of these competitors, Amazon.com, Inc., and eBay Inc., are expanding their positions as e-commerce merchants to leverage advantages from the scale of their commerce platforms to offer informational, community, and communication features that are competitive with the some of the services we provide.

Internationally, we compete with local portals that are predominantly supported by the local telecommunication providers, or local providers of specific Internet services locally designed and marketed, which give them a potential competitive advantage because they typically already have a direct billing relationship with their users.

We believe that we are effectively competing in the market for Internet services as we continue to refine our search technology and build onto our existing online properties and services and further improve the experience of our users.

Additional information regarding competition is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

PRODUCT DEVELOPMENT

We continually enhance and expand our existing offerings and develop new offerings to meet evolving user needs for technological innovation and a deeper more integrated user experience.

As a complement to our core engineering and production teams, we also have scientists working in our Yahoo! Research Labs dedicated to developing novel algorithms and technology that empower users, businesses, advertisers, and publishers worldwide to maximize the social and economic potential of the Internet.  Yahoo! performs research to address fundamental problems facing users, such as: making their search for information on the Internet easier and more efficient; bringing them tools to help solve their problems; finding new and better ways for them to connect and communicate with family and friends; and guiding family and friends towards high-quality products, songs, movies, and other resources.  We also help advertisers connect with customers most likely to be interested in their products, maximizing the advertisers’ marketing investments and providing a better overall user experience.

Our engineering and production teams are primarily located in our Sunnyvale, California headquarters and in Burbank, California; Dallas, Texas; and Bangalore, India.  Our research teams are located in our Sunnyvale, California headquarters and in Berkeley, California; Burbank, California; New York, New York; Barcelona, Spain; and Santiago, Chile.  Domestic teams handle most international product development and engineering.  We have developed internally, acquired or licensed the products and services we offer.  Product development expenses totaled approximately $207 million, $369 million, and $547 million for 2003, 2004, and 2005, respectively.

INTELLECTUAL PROPERTY

We create, own and maintain a wide array of intellectual property assets that we believe are among our most valuable assets.  Our intellectual property assets include patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds.  We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries of the world, and through contractual provisions.  We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information.  We consider the Yahoo! trademark and our many related trademarks to be among our most valuable assets and we have registered these trademarks in the United States and other countries throughout the world and aggressively seek to protect them.  We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademark, patent, copyright and trade secret rights to third parties.  Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2005, we had approximately 9,800 full-time employees.  Our future success is substantially dependent on the performance of our senior management and key technical personnel, and our continuing ability to attract and retain highly qualified technical and managerial personnel.  Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our website is located at http://www.yahoo.com.  Our investor relations website is located at http://yhoo.client.shareholder.com/.  We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S.  Securities and Exchange Commission  (“SEC”).  Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Item 1A. Risk Factors

We face significant competition from large-scale Internet content, product and service aggregators, principally Time Warner’s AOL, Google and Microsoft.

We face significant competition from companies, principally AOL, Google, and Microsoft, that have aggregated a variety of Internet products, services and content in a manner similar to Yahoo!.  AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion.  Google, in addition to an Internet search service, offers many other services that directly compete with our services, including a consumer e-mail service, desktop search, local search, instant messaging, photos, maps, shopping services and advertising solutions.  Microsoft has introduced its own Internet search service and has announced plans to develop both paid search and features that may make Internet searching capabilities a more integrated part of its Windows operating system.  We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually, and potentially in combination with each other.  In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services.  This relationship may permit these competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage.  If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our revenues and growth rates could decline.

We also face competition from other Internet service companies, including Internet access providers, device manufacturers offering online services and destination websites.

Our users must access our services through Internet access providers, including wireless providers and providers of cable and broadband Internet access.  To the extent that an access provider or device manufacturer offers online services competitive with those of Yahoo!, the user may elect to use the services or properties of that access provider or manufacturer.  In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own directory or by providing Yahoo! with less prominent listings than the access provider, manufacturer, or a competitor’s offerings.  Such access providers and manufacturers may prove better able to target services and advertisements to the preferences of their users.  If such access providers and device manufacturers are more successful than we are in developing compelling products or attracting and retaining customers, users or advertisers, then our revenues could decline.  Further, to the extent that Internet access providers, mobile service providers or network providers increase the costs of service to users or restrict Yahoo!’s ability to deliver products, services and content to end users or increase our costs of doing so, our revenues could decline.

We also compete for customers, users and advertisers with many other providers of online services, including destination websites.  Some of these competitors may have more expertise in a particular segment of the market, and within such segment, have longer operating histories, larger advertiser or user bases, and more brand recognition or technological features than we offer.

In the future, competitors may acquire additional competitive offerings or consolidate with each other to become more competitive, and new competitors may enter the market.  If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers or customers, then our revenues and growth rates could decline.

We face competition from other providers of search marketing that could affect our operating results.

We compete directly with other providers of search marketing, including Google, LookSmart, Ltd., Lycos Inc., Microsoft, and MIVA (formerly FindWhat.com).  In addition, we believe it is likely that there will be additional entrants to this advertising market.  Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition.  These competitors compete against us for affiliate and advertiser arrangements and could cause us to have to enter into such arrangements with less favorable terms, to lose current affiliates or advertisers or to fail to acquire new affiliates or advertisers.  The loss of affiliates or advertisers or a reduction in the revenue from such arrangements could harm our business and operating results.

We face significant competition from traditional media companies which could adversely affect our future operating results.

We also compete with traditional media companies for advertising.  Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising.  If we fail to persuade existing advertisers to retain and increase their spending with us and if we fail to persuade new advertisers to spend a portion of their budget on advertising with us, our revenues could decline and our future operating results could be adversely affected.

If we are unable to provide search technologies and other services which generate significant traffic to our websites, or we are unable to enter into distribution relationships which drive significant traffic to our websites, our business could be harmed, causing our revenues to decline.

We have deployed our own Internet search technology to provide search results on our network.  We have more limited experience in operating our own search service than do some of our competitors.  Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards and frequent product and service enhancements.  We must continually invest in improving our users’ experience, including search relevance, speed and services responsive to their needs and preferences, to continue to attract, retain and expand our user base.  If we are unable to provide search technologies and other services which generate significant traffic to our websites, or if we are unable to enter into distribution relationships that continue to drive significant traffic to our websites, our business could be harmed, causing our revenues to decline.

The majority of our revenues are derived from marketing services, and the reduction in spending by or loss of current or potential advertisers would cause our revenues and operating results to decline.

For the year ended December 31, 2005, 87 percent of our total revenues came from marketing services.  Our ability to continue to retain and grow marketing services revenue depends upon:

•       maintaining our user base;

•       broadening our relationships with advertisers to small and medium size businesses;

•       attracting advertisers to our user base;

•       increasing demand for our marketing services by advertisers, users and businesses, including prices paid by advertisers, the number of searches performed by users and the rate at which users click-through to commercial search results;

•       the effectiveness, and acceptance by advertisers, of our systems improvements to increase monetization of our search marketing ;

•       maintaining our affiliate program for our search marketing;

•       deriving better demographic and other information from our users; and

•       driving continued acceptance of the web by advertisers as an advertising medium.

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing, may be terminated at any time by the advertiser.  Search marketing agreements often have payments contingent upon usage or click-through levels.  Accordingly, it is difficult to forecast marketing services revenues accurately.  However, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our affiliates in connection with search marketing, and are fixed over the short-term with respect to certain categories.  Any reduction in spending by or loss of existing or potential future advertisers would cause our revenues to decline.  Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

In certain markets, we depend on a limited number of sources to direct a significant percentage of users and businesses to our service to conduct searches and a loss of any of these sources could harm our operating results.

A significant percentage of users and businesses that conduct searches and access our search marketing listings comes from a limited number of sources in certain markets.  In addition to the Yahoo! Properties, sources for users are members of our affiliate network, including portals, browsers and other affiliates.  Our agreements with affiliates vary in duration, and depending on the agreement, provide varying levels of discretion to the affiliate in the implementation of search marketing, including the degree to which affiliates can modify the presentation of the search marketing listings on their websites or integrate search marketing with their own services.  The agreements may be terminable upon the occurrence of certain events, including failure to meet certain service levels, material breaches of agreement terms, changes in control or in some instances, at will.  We may not be successful in renewing our affiliate agreements on as favorable terms or at all.  The loss of affiliates providing significant users or businesses or an adverse change in implementation of search marketing by any of these affiliates could harm our ability to generate revenue, our operating results and cash flows from operations.

We may not be able to generate substantial revenues from our alliances with Internet access providers.

Through alliances with Internet access providers, we offer access services that combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from the third party access providers.  We may not be able to retain the alliances with our existing Internet access providers or to obtain new alliances with Internet access providers on terms that are reasonable.  In addition, these Internet access services compete with many large companies such as AOL, Microsoft, Comcast Corporation and other established Internet access providers.  In certain of these cases, our competition has substantially greater market presence (including an existing user base) and greater financial, technical, marketing or other resources.  As a result of these and other competitive factors, the Internet access providers with which we have formed alliances may not be able to attract, grow or retain their customer bases, which would negatively impact our ability to sell customized content and services through this channel and, in turn, reduce our anticipated revenues from our alliances.

Some of our shared revenue arrangements may not generate anticipated revenues.

We typically receive co-branded revenue through revenue sharing arrangements or a portion of transactions revenue.  In some cases, our revenue arrangements require that minimum levels of user impressions be provided by us.  These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

•       the revenue we are entitled to receive may be adjusted downwards;

•       we may be required to “make good” on our obligations by providing additional advertising or alternative services;

•       the partners or co-brand services may not renew the arrangements or may renew at lower rates; and

•       the arrangements may not generate anticipated levels of shared transactions revenue, or partners may default on the payment commitments in such agreements as has occurred in the past.

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

Financial results for any particular period do not predict results for future periods.

There can be no assurance that the purchasing pattern of advertisers on the Yahoo! Properties will not fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors.  In addition, there can be no assurance that the volume of searches conducted, the amounts bid by advertisers for search marketing listings or the number of advertisers that bid in our search marketing marketplace will not vary widely from period to period.  As revenues from new sources increase, it may become more difficult to predict our financial results based on historical performance.  You should not rely on the results for any period as an indication of future performance.

We rely on the value of the Yahoo! brands, and a failure to maintain or enhance the Yahoo! brands in a cost-effective manner could harm our operating results.

We believe that maintaining and enhancing the Yahoo! brands is an important aspect of our efforts to attract and expand our user and advertiser base.  We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market.  We have spent considerable money and resources to date on the establishment and maintenance of the Yahoo! brands, and we anticipate spending increasing amounts of money on, and devoting greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of the Yahoo! brands.  We may not be able to successfully maintain or enhance consumer awareness of the Yahoo! brands and, even if we are successful in our branding efforts, these efforts may not be cost-effective.  If we are unable to maintain or enhance customer awareness of the Yahoo! brands in a cost-effective manner, our business, operating results and financial condition could be harmed.

If we are unable to license or acquire compelling content at reasonable costs or if we do not develop compelling content, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online properties.  We license much of the content on our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties.  We have been providing increasing amounts of audio and video content to our users, and we believe that users will increasingly demand high-quality audio and video content, such as music, film, speeches, news footage, concerts and other special events.  Such content may require us to make substantial payments to third parties from whom we license or acquire such content.  For example, our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, music publishers, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties.  Our ability to maintain and build relationships with third-party content providers will be critical to our success.  In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices.  Also, to the extent that Yahoo! develops content of its own, Yahoo!’s current and potential third-party content providers may view our services as competitive with their own, and this may adversely affect their willingness to contract with us.  We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain.  In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content on terms agreeable to us.  An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition.  Further, many of our content licenses with third parties are non-exclusive.  Accordingly, other webcasters and other media such as radio or television may be able to offer similar or identical content.  This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses.  If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We create, own and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets and rights to certain domain names, which we believe are among our most valuable assets.  We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries of the world, and through contractual provisions.  The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights.  In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet.  There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages.  Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties.  We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services.  Protection of the distinctive elements of Yahoo! may not be available under copyright law.  If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced.  Any impairment of our brand could negatively impact our business.  In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We are, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

Internet, technology, media companies and patent holding companies often possess a significant number of patents.  Further, many of these companies and other parties are actively developing or purchasing search, indexing, electronic commerce and other Internet-related technologies, as well as a variety of online business models and methods.  We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection.  As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future.  From time to time, parties assert patent infringement claims against us.  Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential disputes.

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights or failure to maintain confidentiality of user data.  Currently, our subsidiary LAUNCH Media, Inc. (“LAUNCH”) is engaged in a lawsuit regarding copyright issues that commenced prior to our acquisition of LAUNCH.  In addition, third parties have made, and may continue to make, trademark infringement and related claims against us over the display of search results triggered by search terms that include trademark terms.  A court in France has held us liable for displaying search results triggered by certain trademarked terms, and we are appealing that decision.

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

We are subject to United States and foreign government regulation of the Internet and Voice over Internet Protocol services which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet and Voice over Internet Protocol services both domestically and internationally.  The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, financial market regulation, consumer protection, content regulation, quality of services, telecommunications and intellectual property ownership and infringement in many instances is unclear or unsettled.  In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities.  Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear.  Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.  We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.  Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our users and partners.  In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us and ultimately in a loss of users, partners or advertisers, which could adversely affect our business.

There are a large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning privacy issues related to our business.  It is not possible to predict whether or when such legislation may be adopted.  Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues.  In addition, the interpretation and application of user data protection laws are in a state of flux.  These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices.  Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Acquisitions and strategic investments could result in adverse impacts on our operations and in unanticipated liabilities.

We have acquired, and made strategic investments in, a number of companies (including through joint ventures) in the past and expect to make additional acquisitions and strategic investments in the future.  Such transactions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets.  Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•       the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

•       the potential disruption of our ongoing business and distraction of management;

•       additional operating losses and expenses of the businesses we acquired or in which we invested;

•       the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•       the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•       the potential for patent and trademark infringement claims against the acquired company;

•       the impairment of relationships with customers and partners of the companies we acquired or in which we invested or our customers and partners as a result of the integration of acquired operations;

•       the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•       the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•       our lack of, or limitations on, our control over the operations of our joint venture companies;

•       in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•       the impact of known potential liabilities or unknown liabilities associated with the companies we acquired or in which we invested.

We are likely to experience similar risks in connection with our future acquisitions and strategic investments.  Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

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

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, music and sports.  The development cycles for these technologies are long and generally require significant investment by us.  We have previously discontinued certain non-profitable premium services.  We must however continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services.  General economic conditions may affect users’ willingness to pay for such services.  If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

We expect our operating expenses to continue to increase as we attempt to expand the Yahoo! brand, fund product development, develop media properties and acquire other businesses or technologies, which could harm our operating results.

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

We are substantially dependent on the continued services of our senior management, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, and our executive and senior vice presidents.  These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations.  The loss of any of these individuals could harm our business.  Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel.  The competition for such highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters is located.  Many of our management and key personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants.  Although employees receive additional grants, an employee may be more likely to leave Yahoo! upon completion of the vesting period for the initial option grant, which is generally the largest option grant an employee receives.  If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

More individuals are utilizing non-PC devices to access the Internet, and versions of our service developed or optimized for these devices may not gain widespread adoption by users, manufacturers or distributors of such devices.

The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones and television set-top devices, has increased dramatically.  Our services were originally designed for rich, graphical environments such as those available on desktop and laptop computers.  The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our services through such devices difficult, and the versions of our service developed for these devices may not be compelling to users, manufacturers or distributors of alternative devices.  As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions.  If we are unable to attract and retain a substantial number of alternative device users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract both advertisers and premium service subscribers.

We plan to expand operations in international markets in which we may have limited experience or rely on business partners, and in which we are faced with relatively higher costs.

We plan to expand Yahoo! branded online properties and search offerings in international markets.  We have currently developed, through joint ventures, strategic investments, subsidiaries and branch offices, localized offerings in over 20 countries outside of the United States.  As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets.  In other instances, including our strategic investment in Alibaba, we may rely on the efforts and abilities of foreign business partners in such markets.  We have experienced and expect to continue to experience higher costs as a percentage of revenues in connection with the development and maintenance of our international online properties relative to our domestic experience.  Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment.

In international markets we compete with local Internet service providers that may have competitive advantages.

In a number of international markets, especially those in Asia, Europe and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications and other commercial services.  Many of these companies have a dominant market share in their territories and are owned by local telecommunications providers which give them a competitive advantage.  Local providers of competing online services may also have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market.  Further, the local providers may have greater regulatory and operational flexibility than Yahoo! due to the fact that we are subject to both United States and foreign regulatory requirements.  We must continue to improve our local offerings, become more knowledgeable about our local users and their preferences, deepen our relationships with our local users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

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

•       risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and

•       potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results and financial condition.

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

We also periodically enter into arrangements to offer third-party products, services or content under the Yahoo! brand or via distribution on the Yahoo! Properties, including stock quotes and trading information.  We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content.  While our agreements with respect to these products, services and content, often provide that we will be indemnified against such liabilities, the ability to receive such indemnification depends on the financial resources of the other party to the agreement and any amounts received may not be adequate to cover our liabilities.

It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us.  For example, we offer web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service.  Investigating and defending any of these types of claims is expensive, even to the extent that the claims are without merit or do not ultimately result in liability.

We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic and technology advances or requirements of our users and advertisers.

As one of the most highly trafficked websites on the Internet, Yahoo! delivers a growing number of products, services and page views to an increasing number of users around the world.  In addition, the products and services offered by Yahoo! have expanded and changed significantly and are expected to continue to expand and change rapidly in the future to accommodate new technologies and new means of content delivery, such as rich media audio and video.  Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our products and services to evolving industry standards and to improve the performance and reliability of our products and services.  Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service.

Widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.  The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex.  In the future, we may make significant changes to our architectures, including moving to completely new architectures and systems.  Such changes may be technologically challenging to develop and implement, may cause us to incur substantial costs or data loss, and may cause users and advertisers to experience delays or interruptions in our service.  These changes, delays or interruptions in our service may cause users and advertisers to become dissatisfied with our service and move to competing providers of online services.  Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software.  This expansion is likely to be expensive and complex and require additional technical expertise.  As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user’s preferences.  Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

Our business depends on the continued growth and maintenance of the Internet infrastructure.

The success and the availability of our Internet-based products and services depends in part upon the continued growth and maintenance of the Internet infrastructure itself, including its protocols, architecture, network backbone, data capacity and security.  Spam, viruses, worms, spyware, denial of service attacks and other acts of malice may affect not only the Internet’s speed, reliability and availability but also its continued desirability as a vehicle for commerce, information and user engagement.  If the Internet proves unable to meet the new threats and increased demands placed upon it, our business plans, user and advertiser relationships, site traffic and revenues could be adversely affected.

New technologies could block our advertisements or our search marketing listings, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our advertisements or our search marketing listings.  Most of our revenues are derived from fees paid to us by advertisers in connection with the display of advertisements or our search marketing listings on web pages.  As a result, advertisement-blocking technology could reduce the number of advertisements and search results that we are able to deliver and, in turn, our advertising revenues and operating results.

We rely on third party providers for our principal Internet connections and technologies, databases and services critical to our properties and services, and any errors, failures or disruption in the services provided by these third parties could significantly harm our business and operating results.

We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access.  Any disruption, from natural disasters, technology malfunctions, sabotage or other factors, in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition.  We have little control over these third-party providers, which increases our vulnerability to disruptions or problems with their services.  Any financial difficulties experienced by our providers may have negative effects on our business, the nature and extent of which we cannot predict.  We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services.  We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements.  We also rely on a third-party provider for key components of our e-mail service.  Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our services.  Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand, our business and operating results.

We rely on distribution agreements and relationships with various third parties, and any failure to obtain or maintain such distribution relationships on reasonable terms could impair our ability to fully execute our business plan.

In addition to our relationships with Internet access providers, to increase traffic for our offerings and make them more available and attractive to advertisers and users, we have certain distribution agreements and informal relationships with operators of online networks and leading websites, software companies, electronics companies, and computer manufacturers.  Depending on the distributor and the agreement, these distribution arrangements may not be exclusive and may only have a short term.  Some of our distributors, particularly distributors who are also competitors or potential competitors, may not renew their distribution agreements with us.  In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended distributions agreements with existing distributors to cover the new devices and agreements with additional distributors.  In the future, existing and potential distributors may not offer distribution of our properties and services to us on reasonable terms, or at all.  If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to fully execute our business plan.

We rely on third party providers of streaming media products to stream audio and video content to our users, and any change in the licensing terms, costs, availability or user acceptance of these products could adversely affect our business.

We rely on leading providers of streaming media products to license the software necessary to stream audio and video content to our users.  There can be no assurance that these providers will continue to license these products to us on reasonable terms, or at all.  Our users are currently able to electronically download copies of the software to play streaming media free of charge, but providers of streaming media products may begin charging users for copies of their player software or otherwise change their business model in a manner that slows the widespread acceptance of these products.  In order for our rich media services to be successful, there must be a large base of users of these streaming media products.  We have limited or no control over the availability or acceptance of streaming media software, and to the extent that any of these circumstances occur, our business may be adversely affected.

If we fail to detect click spam, we could lose the confidence of our advertisers, thereby causing a loss of advertisers and revenue.

We are exposed to the risk of clicks on our advertisements by persons seeking to increase the fees paid by our advertisers.  Click spam may occur when a click is generated on one of our advertiser’s listings displayed on a website in order to generate a payment rather than to view the underlying content.  This type of activity could damage our brand.  If click spam is not detected, the affected advertisers may perceive a reduced return on their investment in our advertising programs because those clicks will not lead to potential revenue for the advertisers.  This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.  If this activity occurs and we are unable to stop it, we may have to provide refunds of revenue that our advertisers have paid to us and that was later attributed to click spam, in order to prevent damage to our brand.

Interruptions, delays or failures in the provision of our services could damage our brand and harm our operating results.

Our operations are susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist attacks and similar events.  In addition, a significant portion of our network infrastructure is located in Northern California, an area subject to earthquakes.  Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems.  For example, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time.  We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future.  We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of any such occurrence.  In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed and intend to continue distributing our servers among additional data centers located around the world.  Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service, which could result in a loss of users and damage to our brand, and harm our operating results.  We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events, which cause interruptions in our service.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations.  During 2005, the closing sale prices of our common stock on the Nasdaq ranged from $30.87 to $42.50 per share and the closing sale price on February 28, 2006 was $32.06 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba; the stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other equity-based awards.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters is located in Sunnyvale, California and consists of owned and leased space aggregating approximately 1 million square feet.  Office space is also leased in Amsterdam, Bangalore, Buenos Aires, Calgary, Copenhagen, Dublin, Dusseldorf, Echirolles, Hamburg, Hong Kong, London, Oslo, Madrid, Melbourne, Mexico City, Milan, Montreal, Mumbai, Munich, New Delhi, Osaka, Paris, São Paulo, Seoul, Singapore, Stockholm, Sydney, Taipei, Tokyo, Toronto and Trondheim.  We also lease offices in various locations in the United States, including Atlanta, Berkeley, Boston, Chicago, Columbus, Dallas, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Orlando, Reston, the San Diego Area, the San Francisco Bay Area, the Seattle Area, and Washington, D.C.  Our datacenters are operated in locations in the United States, Europe and Asia.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional sales offices.

Item 3. Legal Proceedings

From time to time, third parties assert patent infringement claims against Yahoo!.  Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.  In addition, from time to time we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of claims, including claims alleging defamation or invasion of privacy, arising in connection with our e-mail, message boards, auction sites, shopping services and other communications and community features.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH in the United States District Court for the Southern District of New York.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH.  In June 2001,  LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  Our acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!.  Yahoo! and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a/ The RCA Records Label

is the sole remaining plaintiff in this proceeding.  On March 16, 2004, the plaintiff filed motions for partial summary judgment on the issues of willful infringement and whether the consumer-influenced portion of LAUNCH’S LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004, and a hearing on the motions was held on June 18, 2004.  On November 4, 2005, the Court issued an order denying the plaintiff’s summary judgment motions as to interactivity and willful infringement.  A trial date is currently set for June 2006.  We do not believe it is feasible to predict or determine the outcome or resolution of the remaining LAUNCH litigation at this time.  The range of possible resolutions of such LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  On August 31, 2005, the Court entered an order confirming its preliminary approval of a settlement proposal made by plaintiffs, which includes settlement of, and release of claims against, the issuer defendants, including Overture.  A hearing on the fairness of the settlement to the shareholder class is currently set for April 24, 2006.  If the settlement does not occur, and litigation against Overture continues, Yahoo! and Overture believe that Overture has meritorious defenses to liability and damages and will continue to defend the case vigorously.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows.  However, we may incur substantial expenses in defending against third party claims.  In the event of a determination adverse to Yahoo! or its subsidiaries, we may incur substantial monetary liability, and be required to change our business practices.  Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the Nasdaq National Market System under the symbol “YHOO.”  The following table sets forth the range of high and low per share sales prices as reported for each period indicated and reflects all stock splits effected:

	2004		2005
	High	Low	High	Low
First quarter	$25.21	$20.57	$38.90	$30.30
Second quarter	$36.51	$23.95	$38.95	$32.29
Third quarter	$35.34	$25.52	$38.02	$31.60
Fourth quarter	$39.79	$33.60	$43.45	$32.77

Stockholders

We had 11,447 stockholders of record as of February 28, 2006.

Dividends

We have not declared or paid any cash dividends on our common stock.  We presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not have plans to pay any cash dividends in the near future.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our common stock during the fourth quarter of 2005.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended December 31, 2005 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in 000s) (1) (2)
October 1 — October 31, 2005	435,100	$33.05	435,100	$2,777,160
November 1 — November 30, 2005	—	—	—	$2,777,160
December 1 — December 31, 2005	—	—	—	$2,777,160
Total	435,100	$33.05	435,100

(1)      The shares repurchased in the three months ended December 31, 2005 were under our stock repurchase program that was announced in March 2005 with an authorized level of $3.0 billion.  This program will expire in March 2010.

(2)      As of December 31, 2005, we had unsettled structured stock transactions in the amount of $745 million.  These transactions will mature in separate tranches in January, February, April, and May 2006.  On each of the remaining maturity dates, if the market price of Yahoo! common stock is at or above $33.98 for the $250 million tranche maturing in January 2006, $38.66 for the $110 million tranche maturing in February 2006, $33.99 for the $250 million tranche maturing in April 2006, and $38.66 for the $135 million tranche maturing in May 2006, we will have our investments returned with a premium.  On each of the remaining maturity dates, if the market price of our common stock is below such pre-determined prices, we will repurchase our common stock, up to an aggregate of 23.1 million shares.  Any repurchases under these structured stock repurchase transactions will be reported in the quarter or quarters in which they occur.  While outstanding, these structured stock repurchase transactions reduce the dollar value of additional shares that may be repurchased under our current program to approximately $2.0 billion as of December 31, 2005.

Item 6. Selected Financial Data

Consolidated Statements of Operations Data:

	Years Ended December 31,
(in thousands, except per share amounts)	2001	2002	2003	2004	2005
Revenues	$717,422	$953,067	$1,625,097	$3,574,517	$5,257,668
Income (loss) from operations	$(158,270)	$88,188	$295,666	$688,581	$1,107,725
Net income (loss) before cumulative effect of accounting change (1)	$(92,788)	$106,935	$237,879	$839,553	$1,896,230
Cumulative effect of accounting change	—	(64,120)	—	—	—
Net income (loss) (1)	$(92,788)	$42,815	$237,879	$839,553	$1,896,230
Net income (loss) per share before cumulative effect of accounting change — basic (1)	$(0.08)	$0.09	$0.19	$0.62	$1.35
Cumulative effect of accounting change per share — basic	—	(0.05)	—	—	—
Net income (loss) per share — basic (1)	$(0.08)	$0.04	$0.19	$0.62	$1.35
Net income (loss) per share before cumulative effect of accounting change — diluted (1)	$(0.08)	$0.09	$0.18	$0.58	$1.28
Cumulative effect of accounting change per share — diluted	—	(0.05)	—	—	—
Net income (loss) per share — diluted (1)	$(0.08)	$0.04	$0.18	$0.58	$1.28
Shares used in per share calculation — basic	1,139,448	1,187,677	1,233,480	1,353,439	1,400,421
Shares used in per share calculation — diluted	1,139,448	1,220,120	1,310,796	1,452,499	1,485,591

Consolidated Balance Sheets Data:

	December 31,
(in thousands)	2001	2002	2003	2004	2005
Cash and cash equivalents	$333,886	$234,073	$415,892	$823,723	$1,429,693
Marketable debt securities	$1,138,107	$1,299,965	$2,150,323	$2,918,539	$2,570,155
Working capital	$693,016	$558,190	$1,013,913	$2,909,768	$2,245,481
Total assets	$2,379,346	$2,790,181	$5,931,654	$9,178,201	$10,831,834
Long-term liabilities	$23,806	$84,540	$822,890	$851,782	$1,061,367
Total stockholders’ equity	$1,967,017	$2,262,270	$4,363,490	$7,101,446	$8,566,415

(1)      Our net income for 2004 included gains related to sales of an investment of $314 million, net of tax, or $0.23 per basic share or $0.22 per diluted share.  Our net income for 2005 included gains related to sales of an investment of $580 million, net of tax; a gain related to the divestiture of Yahoo! China in connection with the Alibaba transaction of $205 million, net of tax; and a tax benefit of $248 million related to a subsidiary restructuring transaction.  In aggregate, these items had an impact of $1,033 million on net income, or $0.74 per basic share or $0.70 per diluted share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future operations, prospects, potential products, services, developments and business strategies.  These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology.  This Report includes, among others, forward-looking statements regarding our:

•  expectations about revenues for marketing services and fees;

•  expectations about growth in users;

•  expectations about cost of revenues and operating expenses;

•  expectations about effective tax rate;

•  anticipated capital expenditures;

•  evaluation of possible acquisitions of, or investments in, businesses, products and technologies; and

•  expectations about positive cash flow generation and existing cash and investments being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in Part 1 Item 1A “Risk Factors” of  this Annual Report on Form 10-K.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Overview

We are a leading global Internet brand and one of the most trafficked Internet destinations worldwide.  We seek to provide Internet services that are essential and relevant to users and businesses.  To users, we provide our owned and operated online properties and services (the “Yahoo! Properties”).  To businesses, we provide a range of tools and marketing solutions designed to enable businesses to reach our community of users.

We offer a broad range and deep array of innovative products and services that are designed to provide our users with the power to connect, communicate, create, access, and share information online.  We seek to provide efficient and effective marketing services for businesses to reach our community of users.  Our focus is on engaging more deeply with users and increasing the user base on Yahoo! Properties, thereby enhancing value for our advertisers.  We believe that we can increase our existing and potential user base and our users’ engagement on Yahoo! Properties not only by offering compelling Internet services, but also by effectively integrating search, community, personalization and content to create a more powerful user experience.

We also focus on extending our marketing platform and access to Internet users beyond Yahoo! Properties through our distribution network of third party entities (referred to as “affiliates”) who have integrated our search offerings into their websites.

Many of our services are free to users.  We generate revenues by providing marketing services to businesses across a majority of our properties and by charging our users for premium services.  We classify these revenues as either marketing services or fees.  Our offerings to users and businesses currently fall into four categories — Search; Marketplace; Information and Entertainment; and Communications and Connected Life.  The majority of our offerings are available globally in more than 15 languages.  We manage and measure our business geographically.  Our principal geographies are the United States and International.

Revenue Sources

Marketing Services Revenue.   The majority of our marketing services revenue is from sales of online display advertising and is generated from several offerings including: the display of rich media advertisements, display of text based links to the advertiser’s website, listing based services, and commerce based transactions.

We recognize revenue related to the display of advertisements on the Yahoo! Properties as “impressions” are delivered.  An “impression” is delivered when an advertisement appears in pages viewed by users.  We generate revenue from the display of text based links to the websites of our advertisers which are placed on the Yahoo! Properties and also on the websites of our affiliates who have integrated our search offerings into their websites.  We recognize revenue from these arrangements as “click-throughs” occur.  A “click-through” occurs when a user clicks on an advertiser’s listing.

Marketing services revenue also includes listings revenue and transaction revenue.  Listings revenue is generated from a variety of consumer and business listings-based services, including access to the Yahoo! HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other services.  We recognize listings revenue when the services are performed.  Transaction revenue is generated from facilitating commerce transactions through the Yahoo! Properties, principally from Yahoo! Travel and Yahoo! Shopping.  We recognize transaction revenue when there is evidence that qualifying transactions have occurred, for example, when travel arrangements are booked through Yahoo! Travel.

Fees Revenue.   Fees revenue consists of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, premium mail, music and personals offerings, as well as services for small businesses.  We recognize fees revenue when the services are performed.

	Years ended December 31,
Operating Highlights			Year over Year
(in thousands)	2004	2005	Change
Revenues	$3,574,517	$5,257,668	$1,683,151
Income from operations	$688,581	$1,107,725	$419,144
Net cash provided by operating activities	$1,089,821	$1,711,383	$621,562
Net cash used in investing activities	$(1,292,849)	$(821,930)	$470,919
Net cash provided by (used in) financing activities	$580,967	$(250,600)	$(831,567)

Our revenue growth can be attributed to a combination of organic growth and acquisitions.  On an organic level, we are benefiting from an expanding user and advertiser base and from increased user activity levels across our offerings on the Yahoo! Properties.  This revenue growth together with our overall effort to manage discretionary spending has led to the year over year increases in income from operations.  We also continue to acquire companies.  If an acquisition has a significant impact on our revenues and expenses, the revenues and expenses of our acquired business is described as “acquisition related” in the discussion that follows until the first anniversary of the acquisition date.  Thereafter the underlying results of the acquired business are considered part of our organic base.  Our historical financial statements reflect the impact of these acquired businesses from their respective dates of acquisition and the discussion of our results of operations that follows explains the material impact of these acquisitions, if any, on our consolidated results to provide information that will assist in understanding the changes in the years presented.  Our year over year reported growth rates, calculated on a consolidated basis, include the impact from acquisitions.  Excluding the impact from acquisitions, our growth rates would be lower.

Our revenue growth for the year ended December 31, 2005, compared to the prior year, can be attributed to an expanding user base and from increased user activity levels across our offerings on the Yahoo! Properties.  The growth in our engaged audience, in terms of the number of users, paying users and activity levels on our properties, including an increasing number of page views, has attracted more advertisers to our advertising services and resulted in an increase in our revenues.

In addition, during 2005 we invested over $2.0 billion in significant acquisitions including business combinations, asset acquisitions and a strategic investment, predominantly internationally, which we believe will position us to benefit from the growing global online advertising market.

Cash generated from our operations is a measure of the cash productivity of our business model and is an area of focus for us.  The growth of cash flow from operations is primarily driven by our increasing net income adjusted for non-cash items such as depreciation and amortization, tax benefits from stock options, as well as non operating gains or losses.  In 2005, non operating gains included gains from sales of marketable equity securities and the divestiture of Yahoo! China in connection with the Alibaba transaction.  Cash used in investing activities in 2005 included our cash consideration for acquisitions, including the strategic investment in Alibaba, offset by proceeds from sales of marketable equity securities.  Cash used in financing activities in 2005 reflected our net cash used for direct stock repurchases and structured stock repurchase transactions offset by cash proceeds from the issuance of common stock as a result of the exercise of employee stock options.

During the year ended December 31, 2005, we recorded gains of approximately $987 million related to sales of non-strategic marketable equity securities, and a non-cash gain of $338 million related to the divestiture of Yahoo! China in connection with the Alibaba transaction.  These gains of approximately $1.3 billion are included in other income, net in the consolidated statements of operations.  Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

The provision for income taxes for 2005 was $768 million and yielded an effective tax rate of 30 percent for 2005, compared to an effective tax rate of 37 percent for 2004 and 43 percent for 2003.  The lower effective tax rate for 2005 was primarily a result of a tax benefit of approximately $248 million related to a subsidiary restructuring transaction completed during 2005.  We currently expect our effective tax rate to increase in 2006 compared to 2005.

Summary

We believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate are correlated to the number and activity level of users across our offerings on the Yahoo! Properties.  By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services.  We believe this deeper engagement of new and existing users, coupled with the growth of the Internet as an advertising medium will increase our revenues in 2006.

In the following Management’s Discussion and Analysis, we discuss the following areas of our financial results:

•   Results of Operations;

•   Business Segment Results;

•   Acquisitions;

•   Liquidity and Capital Resources;

•   Critical Accounting Policies, Judgments and Estimates; and

•   Recent Accounting Pronouncements.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2003	2004	2005
Revenues	100%	100%	100%
Cost of revenues	23	38	40
Gross profit	77	62	60
Operating expenses:
Sales and marketing	33	22	20
Product development	13	10	10
General and administrative	10	7	6
Stock compensation expense	1	1	1
Amortization of intangibles	2	3	2
Total operating expenses	59	43	39
Income from operations	18	19	21
Other income, net	3	14	27
Income before income taxes, earnings in equity interests, and minority interests	21	33	48
Provision for income taxes	(9)	(12)	(14)
Earnings in equity interests	3	2	2
Minority interests in operations of consolidated subsidiaries	0	0	0
Net income	15%	23%	36%

Revenues.   Revenues by groups of similar services were as follows (dollars in thousands):

	Years Ended December 31,						2003-2004	2004-2005
	2003	(1)	2004	(1)	2005	(1)	% Change	% Change
Marketing services(2)	$1,321,938	81%	$3,127,229	87%	$4,593,972	87%	137%	47%
Fees(2)	303,159	19%	447,288	13%	663,696	13%	48%	48%
Total revenues	$1,625,097	100%	$3,574,517	100%	$5,257,668	100%	120%	47%

(1)                 Percent of total revenues.

(2)                 We reclassified previously reported marketing services revenue of $5 million and $22 million, respectively, as fees revenue for the years ended December 31, 2003 and 2004 in order to refine the alignment of revenue sources with current year classifications.

Marketing Services Revenue.   Marketing services revenue for the year ended December 31, 2005 increased by approximately $1,467 million, or 47 percent, as compared to the prior year.  The year over year growth in our marketing services revenue was primarily organic and can be attributed to a combination of factors that are driving higher advertising revenue across all of the Yahoo! Properties.  We experienced an increase in our user base and activity levels on the Yahoo! Properties, which resulted in a higher volume of search queries, page views, and click-throughs.  We believe our increased user audience attracted new advertisers to our portfolio of marketing solutions and contributed to the increase in our marketing services revenue over the prior year.  Marketing services revenue for the year ended December 31, 2004 increased by approximately $1,805 million, or 137 percent, as compared to 2003.  The growth in our marketing services revenue can be attributed to a combination of acquisitions and organic growth.  Incremental revenue from acquisitions contributed approximately $1,230 million to the increase in the year ended December 31, 2004.  The remainder of the increase, approximately $575 million in 2004 was from organic growth in advertising across the Yahoo! Properties as our user base increased.

On the Yahoo! Properties, our estimated number of unique users worldwide as of December 31, 2005 was approximately 6 percent higher than the number of unique users as of December 31, 2004, which was 31 percent higher than December 31, 2003.  Unique users are the estimated number of people who visited the Yahoo! Properties in a given time period.  The unique user estimate as of December 31, 2005 does not include the unique users of Yahoo! China as it was divested in October 2005 in connection with our strategic investment in Alibaba.  If the unique users of Yahoo! China had been excluded as of December 31, 2004, our estimated unique users as of December 31, 2005 would have been 21 percent higher than as of December 31, 2004.

The combined number of page views and searches, including those from our affiliate network, increased by approximately 40 percent in 2005 as compared to the prior year.  This growth was primarily organic.  The combined number of page views and searches in 2004, including those from our affiliate network increased by approximately 50 percent as compared to 2003, with approximately 10 percent of the increase in volume attributable to acquisitions.  The increases in the organic volume of page views and searches can be attributed to an increased number of users, an increased number of affiliates, an expanded offering of properties which increased our inventory of page views, and greater market acceptance of our search offerings.  The combined average revenue per page view and search increased by approximately 5 percent in 2005 compared to 2004.  This growth was primarily organic.  The combined average revenue per page view and search increased by approximately 55 percent in 2004 compared to 2003, of which approximately one-half was attributable to acquisitions.  Our combined revenue per page view and search was impacted by sales mix changes from period to period as we expanded our offerings on the Yahoo! Properties and introduced new inventory with differing yields.

We believe our growing number of users, advertisers and inventory has been driving this growth in our marketing services revenues.  We believe our expanding offerings as well as our enhanced algorithmic search technology, which provides a new level of personalization to the search experience, contribute to our growing number of users.  As our user base increases, we generate a higher number of page views, which we view as inventory, and process a higher number of search queries which potentially result in a higher number of impressions and paid clicks.  We also believe that our growing user base makes the Yahoo! Properties more attractive to advertisers and increases their spending on marketing solutions.  Further, we believe the growth in users on the Yahoo! Properties and on the Internet overall reflects the increasing acceptance, importance and dependence of users on the Internet.  As a result of the increasing online audience, we believe advertisers are shifting a greater percentage of their spending from traditional media to the Internet to reach this growing audience.

Fees Revenue.   For the year ended December 31, 2005, fees revenue increased approximately $216 million, or 48 percent, as compared to the prior year.  Approximately $46 million of the increase was attributable to acquisitions and $147 million of the increase was associated with an increase in the number of paying users for our fee-based services, which numbered 12.6 million as of December 31, 2005 compared to 8.4 million as of December 31, 2004.  Our increased base of paying users was due to growth in users across most of our offerings, with the largest growth generated from new Internet broadband users in the year.  Our fee-based services include Internet broadband services, sports, music, personals, and premium mail offerings, as well as our services for small businesses.  Average monthly revenue per paying user has remained consistent at approximately $4 in 2005 and 2004.

For the year ended December 31, 2004, fees revenue increased approximately $144 million, or 48 percent, as compared to 2003 of which $10 million related to acquisitions.  Approximately $115 million was associated with an increase in the number of paying users for our fee-based services, which were 8.4 million as of December 31, 2004 compared to 4.9 million as of December 31, 2003.  Our increasing base of paying users was due to a greater penetration of our services with our existing users as well as our continued expansion of service offerings that took place during the year, including new business relationships with BT and Rogers for fee-based services.  Average monthly revenue per paying user per month declined to approximately $4 in 2004 from $5 in 2003 due to faster subscriber growth in some of our lower priced offerings, and the introduction of lower priced fee-based services.

We currently expect marketing services revenue to increase in absolute dollars for 2006 compared to 2005 as we seek to increase users and traffic on our Yahoo! Properties and further benefit from expected growth in the online advertising market.  We also currently expect fees revenue to increase in absolute dollars for 2006 compared to 2005 as we expect to increase our number of paying users in 2006.

Costs and Expenses:   Operating costs and expenses were as follows (dollars in thousands):

	Years Ended December 31,						2003-2004	2004-2005
	2003	(1)	2004	(1)	2005	(1)	% Change	% Change
Cost of revenues	$370,092	23%	$1,342,338	38%	$2,096,201	40%	263%	56%
Sales and marketing	$530,613	33%	$778,029	22%	$1,025,249	20%	47%	32%
Product development	$207,285	13%	$368,760	10%	$547,137	10%	78%	48%
General and administrative	$157,027	10%	$262,602	7%	$319,690	6%	67%	22%
Stock compensation expense	$22,029	1%	$32,290	1%	$52,471	1%	47%	62%
Amortization of intangibles	$42,385	2%	$101,917	3%	$109,195	2%	140%	7%

(1)                 Percent of total revenues.

Cost of Revenues.   Cost of revenues consists of traffic acquisition costs and other expenses associated with the production and usage of the Yahoo! Properties, including amortization of developed technology and patents.

Traffic Acquisition Costs (“TAC”).   TAC consists of payments made to affiliates that have integrated our search offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties.  We enter into agreements of varying duration that involve TAC.  There are generally three economic structures of the affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliate; variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks; or a combination of the two.  We expense TAC under two different methods.  Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Other Cost of Revenues.   Other cost of revenues consists of fees paid to third parties for content included on our online media properties, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of developed technology and patents, and compensation related expenses.

Cost of revenues were as follows (dollars in thousands):

	Years Ended December 31,						2003-2004	2004-2005
	2003	(1)	2004	(1)	2005	(1)	% Change	% Change
TAC	$152,583	9%	$974,814	27%	$1,561,737	30%	539%	60%
Other cost of revenues	217,509	14%	367,524	11%	534,464	10%	69%	45%
Cost of revenues	$370,092	23%	$1,342,338	38%	$2,096,201	40%	263%	56%

(1)                 Percent of total revenues.

Cost of revenues for the year ended December 31, 2005 increased approximately $754 million, or 56 percent, compared to the prior year.  The increase included $587 million of additional TAC, which represents the largest component of cost of revenues, as well as an increase of $64 million in content costs,

$39 million in depreciation expense, $27 million in Internet connection charges and data center costs, and $20 million in amortization of developed technology and patents.  This year over year increase in TAC of 60 percent was driven by our 47 percent growth in marketing services revenue, higher average TAC rates and a product mix change toward revenue streams that have associated TAC.  The increase in content costs was primarily from our expanded offerings some of which required content for new and enhanced services on Yahoo! Properties including music, sports, and games.  The increase in depreciation expense and data center costs primarily resulted from the depreciation of additional information technology assets and data center costs required to manage our increasing user base, traffic, and new offerings on Yahoo! Properties.  The increase in the amortization of developed technology and patents resulted from our continued acquisition activity.

Cost of revenues for the year ended December 31, 2004 increased approximately $972 million, or 263 percent, as compared to 2003.  This reflected approximately $769 million of incremental cost of revenue related to acquisitions of which $703 million related to TAC associated with the Overture acquisition, and a $32 million increase in the amortization of technology and patents.  The remainder of the increase represented increased costs for search serving, royalties and content, as well as increased costs for growing network usage and premium services.

Cost of revenues in 2005, 2004, and 2003 were 40 percent, 38 percent, and 23 percent of revenues, respectively.  The year over year increases mainly related to the additional TAC described above.

We currently believe that cost of revenues will continue to increase in absolute dollars in 2006 compared to 2005.  TAC, which is the largest component of our cost of revenues, is expected to increase as our marketing services revenue increases and as TAC rates increase in the competitive search market.  Additionally, we expect to continue to increase our user base and offerings, which drive network usage and in turn higher Internet connection charges and data center costs.  Further, we expect higher costs related to the introduction of additional content for new and enhanced services.

Sales and Marketing.   Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses, sales commissions and travel costs.

Sales and marketing expenses for the year ended December 31, 2005, increased approximately $247 million, or 32 percent, as compared to the prior year.  Approximately $142 million of the increase was related to compensation expense as we increased our sales and marketing headcount to expand our presence in certain territories to service our expanding advertising business as well as support our growing advertiser base in existing regions.  Additionally, year over year spending on marketing and distribution increased by $56 million, as we continued to invest in product branding and further develop our distribution channels.  Sales and marketing expenses for the year ended December 31, 2004, increased approximately $247 million, or 47 percent, as compared to 2003.  Sales and marketing expenses increased by approximately $136 million due to incremental costs related to acquisitions.  The remainder of the increase was primarily due to increases of $25 million in marketing spending and $77 million in compensation and outside services expenses as we expanded our sales coverage model and increased our advertiser base and presence in certain territories.

Sales and marketing expenses in 2005, 2004, and 2003 as a percentage of revenues were 20 percent, 22 percent, and 33 percent, respectively, and decreased as a result of the overall increase in revenues, and savings as a result of our overall effort to manage discretionary costs.

We currently believe that sales and marketing expenses will increase in absolute dollars in 2006 compared to 2005, as we continue to grow and expand our reach to advertisers and users.

Product Development.   Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! Properties, classification and organization of listings within Yahoo! Properties and research and development, as well as depreciation expense and other operating costs.

Product development expenses for the year ended December 31, 2005 increased approximately $178 million, or 48 percent, as compared to the prior year.  Approximately $121 million related to increased compensation expense as we continued to hire engineers to further develop and create new offerings and services on the Yahoo! Properties.  Additionally, approximately $22 million of the increase related to higher depreciation expense arising from our additional investments in property and equipment to support further product development, and $23 million related to the increase in supplies and equipment related expenses required to support our growing headcount.  Product development expenses for the year ended December 31, 2004, increased approximately $161 million, or 78 percent, as compared to 2003.  Product development expenses increased by approximately $104 million due to incremental costs related to acquisitions.  The majority of the remainder of the increase was due to increases of $34 million of compensation related expenses and $14 million of depreciation expense.

Product development expenses in 2005, 2004, and 2003 as a percentage of revenues were 10 percent, 10 percent, and 13 percent, respectively, and decreased as a result of the overall increase in revenues and savings as a result of our overall effort to manage discretionary costs.

We currently believe that product development expenses will increase in absolute dollars in 2006 compared to 2005, as we believe that continued investments in product development are required to remain competitive.

General and Administrative.   General and administrative expenses consist primarily of compensation related expenses and fees for professional services.

General and administrative expenses for the year ended December 31, 2005 increased approximately $57 million, or 22 percent, as compared to the prior year.  The increase was primarily due to a $48 million increase in outside services and compensation related expenses, which related to the expansion of our team to support growing compliance and infrastructure needs.  General and administrative expenses for the year ended December 31, 2004 increased approximately $106 million, or 67 percent, as compared to 2003.  General and administrative expenses increased by approximately $66 million due to incremental costs related to acquisitions.  The remainder of the increase was primarily due to an increase of $24 million of professional services expenses and $16 million in compensation related expenses.  Similar to the increase in 2005, the year over year increase in 2004 in compensation related expense reflected expansion of our team in line with, and to support, increased compliance and infrastructure needs.

General and administrative expenses as a percentage of revenues were 6 percent, 7 percent, and 10 percent in 2005, 2004, and 2003, respectively.  The decrease is a result of the overall increase in revenues and savings as a result of our overall effort to manage discretionary costs.

We currently believe that general and administrative expenses in absolute dollars will increase in 2006 compared to 2005, as we continue to invest in our infrastructure to support our continued business expansion.

Stock Compensation.   Stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with business combinations and other equity-based awards that we issued.  This expense is generally being amortized using the accelerated amortization method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

The increase in stock compensation expense for the year ended December 31, 2005, was primarily a result of the amortization expense of newly issued equity-based awards partially offset by decreased costs associated with options assumed in acquisitions.  The amortization of options assumed in acquisitions has declined as the accelerated amortization method results in declining amortization of awards over their vesting periods and as we have not assumed a significant amount of options in our recent acquisitions.  The increase in stock compensation expense for the year ended December 31, 2004, was primarily a result of a full year of amortization expense relating to stock options assumed in acquisitions, as well as an increase in the issuance of equity-based awards during the year.  Stock compensation expense was allocated as follows (in thousands):

	Years Ended December 31,
	2003	2004	2005
Sales and marketing	$5,785	$9,620	$8,698
Product development	10,526	12,010	22,390
General and administrative	5,718	10,660	21,383
Total stock compensation expense	$22,029	$32,290	$52,471

Our stock compensation expense in absolute dollars will increase significantly in 2006 compared to 2005.  We currently expect that the stock compensation expense associated with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, (“SFAS 123R”), “Share-Based Payment” on January 1, 2006 will result in a reduction of income before income taxes, earnings in equity interests and minority interests in 2006 of approximately $420-$450 million.  This expense will be allocated to and included in our functional operating expense line items and no longer included in a single line on our consolidated statements of operations.  See “Recent Accounting Pronouncements” for further discussion regarding the impact of the adoption of SFAS 123R.

Amortization of Intangibles.   We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.  Amortization of developed technology and patents is included in the cost of revenues.

Amortization of other intangibles was approximately $109 million, or 2 percent of revenues for the year ended December 31, 2005, compared to $102 million or 3 percent of revenues for 2004 and $42 million or 2 percent of revenues for 2003.  The year over year increases in amortization of intangibles were the result of our continued acquisition activity which has resulted in increased amortizable intangible assets.  As of December 31, 2005, we had net amortizable intangible assets of $535 million on our consolidated balance sheets.

Other Income, Net.   Other income, net was as follows (in thousands):

	Years Ended December 31,
	2003	2004	2005
Interest and investment income	$47,202	$60,830	$125,122
Investment gains (losses), net	(1,223)	415,125	967,327
Gain on divestiture of Yahoo! China	—	—	337,965
Other	1,527	20,488	5,443
Total other income, net	$47,506	$496,443	$1,435,857

Other income, net for the year ended December 31, 2005 included a non-cash gain of $338 million from the divestiture of Yahoo! China in connection with the Alibaba transaction.  We also generated investment gains of approximately $987 million from sales of non-strategic marketable equity securities offset by an impairment loss of $28 million on an available-for-sale investment, compared to an investment gain of $413 million, net of selling costs from the sale of non-strategic marketable equity securities in 2004.  In addition, interest and investment income earned in 2005 was higher than 2004 and 2003 as a result of larger average invested balances and higher average interest rates.  Average interest rates were approximately 2.9 percent, 2.1 percent, and 2.4 percent in 2005, 2004, and 2003, respectively.  Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.   The provision for income taxes for 2005, 2004, and 2003 differs from the amount computed by applying the federal statutory income tax rate due to state taxes and foreign losses for which no tax benefit was provided.  Additionally, in 2005, the provision for income taxes reflects a tax benefit related to a subsidiary restructuring transaction.  In 2004, the provision for income taxes reflects utilization of previously unbenefited capital losses.

The following table summarizes the differences between our provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes (dollars in thousands):

	Years Ended December 31,
	2003	(1)	2004	(1)	2005	(1)
Income tax at the United States federal statutory rate of 35 percent	$120,112	35%	$414,758	35%	$890,254	35%
State income taxes, net of federal benefit	15,184	4%	49,920	4%	113,685	4%
Change in valuation allowance	8,516	3%	(40,612)	(3%)	16,342	1%
Capital loss on subsidiary restructuring transaction	—	—	—	—	(248,284)	(10%)
Other	3,212	1%	13,900	1%	(4,181)	—
Provision for income taxes	$147,024	43%	$437,966	37%	$767,816	30%

(1)                 Percent of income before income taxes, earnings in equity interests and minority interests.

Our effective tax rate for the year ended December 31, 2005 was 30 percent compared to 37 percent in the prior year.  The decreased rate was mainly attributable to the tax benefit related to a subsidiary restructuring transaction.  During 2005, as part of our ongoing efforts to streamline our operational structure, we completed a taxable liquidation of a subsidiary we acquired several years ago.  This transaction gave rise to a capital loss for tax purposes, which offset a substantial portion of the gains from sales of equity investments during the year.  The resulting tax benefit was approximately $248 million.   Our effective tax rate for the year ended December 31, 2004 was 37 percent compared to 43 percent in 2003.  The decreased rate resulted primarily from a reduction of $41 million to the valuation allowance for 2004 compared to an increase of $9 million for 2003.  The change in valuation allowance from 2003 to 2004 was driven primarily by our ability to utilize previously realized capital losses against the capital gain realized on the sale of an investment during 2004.

We currently expect our effective tax rate to increase in 2006 compared to 2005.

Earnings in Equity Interests.   Earnings in equity interests were approximately $128 million for the year ended December 31, 2005 compared to $95 million in 2004 and $48 million in 2003, as a result of our investment in Yahoo! Japan.  On October 23, 2005, we acquired approximately 46 percent of the outstanding common stock of Alibaba, or approximately 40 percent on a fully diluted basis.  We account for this investment using the equity method of accounting.  Following the acquisition date, we will record our share of the results of Alibaba, and any related amortization expense relating to the acquired intangible assets, one quarter in arrears within earnings in equity interests.  See Note 4 — “Investments in Equity Interests” in the consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.   Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from such subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries’ results in our financial statements.  Minority interests in income from operations of consolidated subsidiaries was approximately $8 million, $2 million, and $6 million for 2005, 2004, and 2003, respectively.  On November 23, 2005, we purchased the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea.  Upon completion of this transaction, all of our consolidated subsidiaries were wholly-owned by us and as a result we had no minority interest liability as of December 31, 2005.  See Note 3 — “Acquisitions” and Note 17 — “Subsequent Events” in the consolidated financial statements for additional information.

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

Summarized information by segment was as follows (dollars in thousands):

	Years Ended December 31,						2003-2004	2004-2005
	2003	(1)	2004	(1)	2005	(1)	% Change	% Change
Revenues by segment:
United States	$1,355,153	83%	$2,653,437	74%	$3,667,509	70%	96%	38%
International	269,944	17%	921,080	26%	1,590,159	30%	241%	73%
Total revenues	$1,625,097	100%	$3,574,517	100%	$5,257,668	100%	120%	47%

(1)      Percent of total revenues.

	Years Ended December 31,			2003-2004	2004-2005
	2003	2004	2005	% Change	% Change
Segment operating income before depreciation and amortization:
United States	$441,372	$891,103	$1,219,539	102%	37%
International	36,011	140,809	337,799	291%	140%
Total segment operating income before depreciation and amortization	477,383	1,031,912	1,557,338	116%	51%
Depreciation and amortization	(159,688)	(311,041)	(397,142)	95%	28%
Stock compensation expense	(22,029)	(32,290)	(52,471)	47%	62%
Income from operations	$295,666	$688,581	$1,107,725	133%	61%

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in 2005, 2004, or 2003.

United States.   United States revenues in 2005 increased approximately $1,014 million, or 38 percent, as compared to the prior year.  The increase is a result of strong organic growth in advertising across the Yahoo! Properties as well as growth from our fee-based services.  Approximately 82 percent of the increase, or $827 million, came from marketing services revenue.  The advertising growth can be attributed to our expanding user base which has been attracting more advertisers and has led to increases in our marketing services revenue.  The growth in our fee-based services is due to the increase in our paying users for both existing and expanded offerings.  United States revenues in 2004 increased approximately $1,298 million, or 96 percent, as compared to 2003.  The year over year growth was due to a combination of acquisitions and organic growth.  Incremental revenue from acquisitions contributed approximately $790 million to the increase in 2004.  The remainder of the increase of $508 million in 2004 is primarily from strong growth in advertising across the Yahoo! Properties.  United States segment operating income before depreciation and amortization increased approximately $328 million, or 37 percent from 2004 to 2005 and $450 million, or 102 percent from 2003 to 2004.  The successive year over year increases are primarily a result of the increased revenues.

International.   International revenues in 2005 increased approximately $669 million, or 73 percent, as compared to the prior year.  More than 95 percent of the international revenue increase came from marketing services revenue in 2005.  The year over year growth in international marketing services revenue can be attributed to our continued expansion into new markets and increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace and our affiliate network.  International revenues in 2004 increased approximately $651 million, or 241 percent, as compared to 2003.  The year over year growth can be attributed to a combination of acquisitions and organic growth.  Incremental revenue from acquisitions contributed approximately $449 million to the increase and the remainder of the increase, approximately $202 million is primarily from strong growth in advertising across the Yahoo! Properties and the strengthening of the Asian and European markets in which we primarily operate.  International segment operating income before depreciation and amortization increased approximately $197 million, or 140 percent, from 2004 to 2005, primarily as a result of the increase in revenues and profit margin due to our continued efforts to control discretionary spending and our ability to generate revenue without a commensurate increase in costs.  International segment operating income before depreciation and amortization increased approximately $105 million from 2003 to 2004, primarily due to the increase in revenues and continued efforts to control discretionary spending.

International revenues accounted for approximately 30 percent of total revenues during 2005 as compared to 26 percent during 2004 and 17 percent during 2003.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, and Australian Dollars.  The statements of operations of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment if the United States dollar weakens against foreign currencies.  Using the average foreign currency exchange rates from 2004, our international revenues for 2005 would have been lower than we reported by approximately $42 million and our international segment operating income before depreciation and amortization would have been lower that we reported by $8 million.  Using the average foreign currency exchange rates from 2003, our international revenues for 2004 would have been lower than we reported by approximately $59 million  and our international segment operating income before depreciation and amortization would have been lower than we reported by $10 million.

Acquisitions

Significant acquisitions and strategic investments completed in the last three years include the following:

•  March 2003 — Inktomi, a provider of Internet search and paid inclusion services for a total purchase price of $290 million;

•  October 2003 — Overture, a provider of commercial search services including sponsored search services for a total purchase price of $1.7 billion;

•  January 2004 — 3721, a Hong Kong-based software development company focused on keyword search technology for a total purchase price of $95 million.  In October 2005, we subsequently divested 3721 as part of Yahoo! China which was partial consideration for our investment in Alibaba;

•  April 2004 — Kelkoo, a European online comparison shopping service for a total purchase price of $571 million;

•  October 2004 — Musicmatch, a provider of personalized music software and services for a total purchase price of $158 million;

•  February 2005 — Verdisoft, a software development company for a total purchase price of $58 million as well as restricted stock valued at $35 million;

•  October 2005 — Strategic investment of approximately 46 percent (40 percent on a fully diluted basis) of the outstanding common stock of Alibaba, an e-commerce company based in China in exchange for $1.0 billion in cash and the contribution of Yahoo! China; and

•  November 2005 — Purchase of the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea for a total purchase price of $501 million.

See Note 3 — “Acquisitions” in the consolidated financial statements for additional information relating to these and other acquisitions.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash.

Liquidity and Capital Resources

As of and for the years ended December 31, (dollars in thousands):

	2003	2004	2005
Cash and cash equivalents	$415,892	$823,723	$1,429,693
Marketable debt securities	2,150,323	2,918,539	2,570,155
Total cash, cash equivalents, and marketable debt securities	$2,566,215	$3,742,262	$3,999,848
Percentage of total assets	43%	41%	37%

	2003	2004	2005
Net cash provided by operating activities	$428,144	$1,089,821	$1,711,383
Net cash used in investing activities	$(1,342,337)	$(1,292,849)	$(821,930)
Net cash provided by (used in) financing activities	$1,086,326	$580,967	$(250,600)

Our operating activities for each year in the three years ended December 31, 2005 have generated adequate cash to meet our operating needs.  As of December 31, 2005, we had cash, cash equivalents and marketable debt securities totaling $4.0 billion, an increase of $258 million compared to $3.7 billion as of December 31, 2004.  The principal components of the increase were cash generated from operating activities of approximately $1.7 billion, proceeds of $1.0 billion from sales of marketable equity securities and proceeds of $747 million from the exercise of employee stock options, offset by cash used for acquisitions and a strategic investment of $1.7 billion, net cash used in structured stock repurchases activities of $611 million, $388 million used for direct stock repurchases, and net capital expenditures of $409 million.

As of December 31, 2005, approximately $45 million of earnings held by our foreign subsidiaries are designated as indefinitely invested outside the United States.  If these funds were required for our operations in the United States, we would be required to accrue and pay additional taxes to repatriate these funds.  Currently, we do not anticipate a need to repatriate these funds to our United States operations.

We invest excess cash predominantly in marketable debt securities that are liquid, of high-quality investment grade, and the majority of which have effective maturities of less than two years.  We also invest excess cash to support our growing infrastructure needs and expand our operations, as consideration for acquisitions, to repurchase shares of our stock and in other transactions.  As of December 31, 2005, certain of our marketable debt securities had a fair value below cost due to the changes in market rates of interest and yields on these securities.  We evaluate these investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value.  We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment and expect to realize the full value of all of these investments upon maturity or sale.

We expect to continue to generate positive cash flow from operations in 2006.  Management believes existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next 12 months.  However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non operating gains and losses from sales of investments.  Non-cash adjustments include depreciation and amortization, tax benefits from stock options, earnings in equity interests, stock compensation expense.  In each of the three years ended December 31, 2005, 2004, and 2003, operating cash flows were reduced by cash used for working capital needs, most significantly the increase in our accounts receivable balance, mainly reflecting increases in revenues.  The days of sales outstanding metric increased slightly over the three years ended December 31, 2005.  In the two years ended December 31, 2005, there were also significant increases in accrued expenses and other liabilities that provided a positive working capital change and cash flow from operations.  These increases were mainly due to higher accrual balances for TAC payments to affiliates arising from increased revenue.

Cash used in investing activities is primarily attributable to capital expenditures, net cash consideration for acquisitions including our strategic investment in Alibaba and net purchases or sales of marketable debt and equity securities.  Our capital expenditures totaled $409 million, $246 million and $117 million in 2005, 2004 and 2003, respectively.  Our capital expenditures have been primarily for purchases of information technology assets to support our expanding offerings, our increased number of users and our international growth.  Our net cash consideration for acquisitions in 2005 included approximately $1.0 billion for our investment in Alibaba, $500 million for the purchase of the outstanding interest in our joint ventures in

Europe and Korea and $54 million for the Verdisoft acquisition.  The acquisitions of 3721, Kelkoo, and Musicmatch in 2004 and Inktomi and Overture in 2003 were the main uses of the net cash consideration for acquisitions in those years.  Sales of equity securities generated cash in the amounts of $1,006 million, $503 million and $2 million in 2005, 2004 and 2003, respectively.

Cash provided by (used in) financing activities is driven by our financing activities relating to employee option exercises, stock repurchases and debt financing.  Our cash proceeds from employee option exercises increased to approximately $747 million in 2005, compared to $651 million and $353 million in 2004 and 2003, respectively as our employee numbers and the weighted average exercise prices of our options have risen in each successive year.  During 2005, we used $388 million in the direct repurchase of 11.7 million shares of our common stock at an average price of $33.20 per share.  There were no comparable transactions in either 2004 or 2003.  In 2005, we entered into structured stock repurchase transactions resulting in a total cash outlay of $1,395 million.  These instruments settle in cash or stock depending on the market price of our common stock on the date of maturity.  This $1,395 million cash outlay was offset by cash receipts of $784 million from the settlement of structured stock repurchase transactions in 2005, for a net cash usage of $611 million for these transactions in 2005.  During 2004, we entered into structured stock repurchase transactions resulting in a total cash outlay of $150 million, which was offset by cash receipts of $80 million from the settlement of structured stock repurchase transactions, for a net cash usage of $70 million for these transactions in 2004.  We did not have any comparable transactions in 2003.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which are due in April 2008.  These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events.  Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur.  Upon conversion, we have the right to deliver cash in lieu of common stock.  As of December 31, 2005, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning January 1, 2006 and ending March 31, 2006.  We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value.  We may not redeem the Notes prior to their maturity.  See Note 9 — “Long-Term Debt” in the consolidated financial statements for additional information related to the long-term debt.

Stock repurchases

In March 2005, following the expiration of the $500 million stock repurchase program that was authorized in 2001 and extended in 2003, our Board of Directors authorized the repurchase of up to $3.0 billion of our outstanding shares of common stock over the next five years, depending on market conditions, share price and other factors.  Repurchases may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.  Our Board of Directors and management believe that additional repurchases made under appropriate market conditions are a prudent use of cash currently available to us in order to enhance long-term stockholder value.  In 2005, under the expired and current stock repurchase programs, we repurchased 11.7 million shares of common stock at an average price of $33.20 per share for a total amount of $388 million.  Subsequent to December 31, 2005, we repurchased 19 million shares of our common stock under the current stock repurchase program at an average price of $33.51 per share, for a total amount of $639 million.

Structured stock repurchases

In 2005, we entered into $1,395 million in structured stock repurchase transactions which settle in cash or stock depending on the market price of our common stock on the date of maturity of the transaction.  We enter into these structured stock repurchase transactions as part of our stock repurchase program.  Of these transactions, $650 million settled in 2005 resulting in cash received of $702 million.  Transactions totaling $250 million settled in January 2006 resulting in cash received of $272 million.  Transactions totaling $110 million settled in February 2006 resulting in our repurchase of 3 million shares at an average price of $36.60 per share.  The remaining tranches totaling $385 million will mature in  the second quarter of 2006.  On each of the maturity dates, if the market price of Yahoo! common stock is at or above $33.99 for the $250 million tranche and $38.66 for the $135 million tranche, we will have our investment returned with a premium.  If the market price of the Yahoo! common stock is below the pre-determined prices, we will repurchase shares of our common stock, up to an aggregate of 12 million shares.

Subsequent to December 31, 2005, we entered into $250 million in structured stock repurchase transactions in tranches of $50 million and $200 million, which will mature in July 2006.  On the maturity dates if the market price of Yahoo! common stock is at or above $34.50 for the $200 million tranche and $33.90 for the $50 million tranche, we will have our investment returned with a premium, otherwise we will repurchase up to an aggregate of 8 million shares.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment and furniture and fixtures.  Capital expenditures, net were $409 million in 2005 and are expected to continue to increase in 2006 as we invest in the expansion of the Yahoo! Properties and its offerings.  This continued increase in capital expenditures, together with the increase in operating lease commitments, is consistent with our increased headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2005 (in millions):

	Payments due by period
	Total	Due in 2006	Due in 2007-2008	Due in 2009-2010	Thereafter
Long-term debt(1)	$750	$—	$750	$—	$—
Operating lease obligations(2)	838	75	178	171	414
Affiliate commitments(3)	211	199	12	—	—
Non-cancelable obligations(4)	86	73	9	4	—
Total contractual obligations	$1,885	$347	$949	$175	$414

(1)      The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events.  See Note 9 — “Long-Term Debt” in the consolidated financial statements for additional information related to the long-term debt.

(2)      We have entered into various non-cancelable operating lease agreements for our offices throughout the United States, and for our international subsidiaries with original lease periods up to 23 years and expiring between 2006 and 2027.  See Note 13 — “Commitments and Contingencies” in the consolidated financial statements for additional information relating to our operating leases.

(3)      We are obligated to make payments under contracts to provide search services to our affiliates, which represent traffic acquisition costs.

(4)      We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements.

As of December 31, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Other commitments

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.  In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We have also agreed to indemnify certain former officers and directors of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors and officers of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Such indemnification agreements may not be subject to maximum loss clauses.  Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our consolidated financial statements.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

Revenue Recognition.   Our revenues are generated from marketing services and fees.  Marketing services revenue is generated from several offerings including: the display of textual, rich media advertisements, display of text based links to the advertiser’s website, listing based services, and commerce based transactions.  Fees revenue includes revenue from a variety of consumer and business fee-based services.  While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions.  In addition, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable).  We also enter into arrangements to purchase goods and/or services from certain customers.  As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangements should be reported gross as a principal versus net as an agent; and (6) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value.  In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers.  Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Deferred Income Tax Asset Valuation Allowance.   We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would likely increase stockholders’ equity as substantially all of our net operating losses result from employee stock option deductions.

Goodwill and Other Intangible Assets.   Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.  See Note 5 — “Goodwill” in the consolidated financial statements for additional information.  Based on our 2005 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated useful lives.  We must record an impairment charge on these assets when we determine that their carrying value may not be recoverable.  The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model.  Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors.  Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets which could trigger impairment.

Investments in Equity Interests.   We account for investments in entities in which we can exercise significant influence but do not own a majority equity interest or otherwise control using the equity method.  In accounting for these investments we record our proportionate share of these companies’ net income or loss, one quarter in arrears.

We review all of our investments in equity interests for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable.  The impairment review requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment.  Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment.  The determination of the fair value of the investment involves considering the following factors:  the stock prices of public companies in which we have an equity investment, current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information including recent financing rounds.  The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions.  Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of whether any identified impairment is other-than-temporary.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment,” which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values.  Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures is no longer permissible.  We adopted the new requirements using the modified prospective method in the first quarter of 2006.  SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statement of cash flows as a financing activity rather than an operating activity, as currently presented.

For purposes of pro forma disclosure of share-based compensation expense under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation,” we have applied the accelerated amortization method outlined in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Upon adoption of SFAS 123R, we will continue to amortize stock compensation expense related to options granted on or before December 31, 2005 using the accelerated method.  For options granted after December 31, 2005, we will amortize stock compensation expense using the straight-line method.

We expect the adoption of SFAS 123R to result in stock compensation expense and therefore a reduction of income before income taxes, earnings in equity interests and minority interests in 2006 of approximately $420-$450 million.  Our actual stock compensation expense amount could differ materially from this estimate depending on the timing and magnitude of new awards, the number and mix of new awards, changes in the market price or the volatility of our common stock, as well as unanticipated changes in our workforce.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”).  SFAS 154 changes the requirements for the accounting for and reporting of, a change in accounting principle.  Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change.  SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.  We do not believe adoption of SFAS 154 will have a material effect on our financial position, cash flows or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk.   Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio.  We invest excess cash in marketable debt instruments of the United States Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer.  We protect and preserve invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  As of December 31, 2005 and 2004, we had investments in debt securities with effective maturities between three months and one year of approximately $1.1 billion and $1.9 billion, respectively.  Such investments had a weighted-average yield of approximately 3.5 percent and 2.4 percent, respectively.  As of December 31, 2005 and 2004, we had investments in debt securities with effective maturities between one and five years of approximately $1.4 billion and $1.0 billion, respectively.  Such investments had a weighted average yield of approximately 3.8 percent and 3.0 percent, respectively.  A hypothetical 100 basis point increase in interest rates would result in an approximate $26 million and $25 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of December 31, 2005 and 2004.

The fair market value of the zero coupon senior convertible notes (the “Notes”) is subject to interest rate risk and market risk due to the convertible feature of the Notes.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls.  The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations.  As of December 31, 2005 and 2004, the fair value of the Notes was approximately $1.4 billion based on quoted market prices.

Foreign Currency Risk.   International revenues accounted for approximately 30 percent of total revenues during 2005 as compared to 26 percent during 2004.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars.  The statements of operations of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment, if the United States dollar weakens against foreign currencies.  Using the average foreign currency exchange rates from 2004, our international revenues for 2005 would have been lower than we reported by approximately $42 million and our international segment operating income before depreciation and amortization would have been lower than we reported by $8 million.  Using the average foreign currency exchange rates from 2003, our international revenues for 2004 would have been lower than we reported by approximately $59 million and our international segment operating income before depreciation and amortization would have been lower than we reported by $10 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into United States dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  During 2005, we recorded foreign currency transaction losses, realized and unrealized, of approximately $8 million as compared to gains of $6 million and $3 million in 2004 and 2003, respectively, which were recorded in other income, net on the consolidated statement of operations.

Investment Risk.   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of December 31, 2005 and 2004, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments.  We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale.  These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate.  We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments.  In 2005, we recorded an impairment loss of $28 million on an available-for-sale equity investment.  Our investments in available-for-sale equity securities were not material as of December 31, 2005.  As of December 31, 2004, we had available-for-sale equity investments with a fair value of approximately $812 million, classified as current assets and included on the consolidated balance sheets as marketable equity securities.  These equity investments were sold in 2005.  Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows.  Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $3 million and $80 million as of December 31, 2005 and 2004, respectively.

Item 8. Financial Statements and Supplementary Data

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	57
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	59
Consolidated Balance Sheets as of December 31, 2004 and 2005	60
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	61
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005	63
Notes to Consolidated Financial Statements	64
Financial Statement Schedules:
II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2005	97
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2005	98

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

We have completed integrated audits of Yahoo! Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc.  and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 3, 2006

Consolidated Statements of Operations YAHOO! INC.
(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2004	2005
Revenues	$1,625,097	$3,574,517	$5,257,668
Cost of revenues	370,092	1,342,338	2,096,201
Gross profit	1,255,005	2,232,179	3,161,467
Operating expenses:
Sales and marketing	530,613	778,029	1,025,249
Product development	207,285	368,760	547,137
General and administrative	157,027	262,602	319,690
Stock compensation expense (1)	22,029	32,290	52,471
Amortization of intangibles	42,385	101,917	109,195
Total operating expenses	959,339	1,543,598	2,053,742
Income from operations	295,666	688,581	1,107,725
Other income, net	47,506	496,443	1,435,857
Income before income taxes, earnings in equity interests and minority interests	343,172	1,185,024	2,543,582
Provision for income taxes	(147,024)	(437,966)	(767,816)
Earnings in equity interests	47,652	94,991	128,244
Minority interests in operations of consolidated subsidiaries	(5,921)	(2,496)	(7,780)
Net income	$237,879	$839,553	$1,896,230
Net income per share — basic	$0.19	$0.62	$1.35
Net income per share — diluted	$0.18	$0.58	$1.28
Shares used in per share calculation — basic	1,233,480	1,353,439	1,400,421
Shares used in per share calculation — diluted	1,310,796	1,452,499	1,485,591
(1)Stock compensation expense by function:
Sales and marketing	$5,785	$9,620	$8,698
Product development	10,526	12,010	22,390
General and administrative	5,718	10,660	21,383
Total stock compensation expense	$22,029	$32,290	$52,471

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets YAHOO! INC.
(in thousands, except par values)

	December 31,
	2004	2005
ASSETS
Current assets:
Cash and cash equivalents	$823,723	$1,429,693
Marketable debt securities	1,875,964	1,131,141
Marketable equity securities	812,288	—
Accounts receivable, net of allowance of $34,215 and $41,857, respectively	479,993	721,723
Prepaid expenses and other current assets	98,507	166,976
Total current assets	4,090,475	3,449,533
Long-term marketable debt securities	1,042,575	1,439,014
Property and equipment, net	531,696	697,522
Goodwill	2,550,957	2,895,557
Intangible assets, net	480,666	534,615
Other assets	242,029	57,192
Investments in equity interests	239,803	1,758,401
Total assets	$9,178,201	$10,831,834
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,205	$70,291
Accrued expenses and other current liabilities	853,115	827,589
Deferred revenue	279,387	306,172
Total current liabilities	1,180,707	1,204,052
Long-term deferred revenue	65,875	67,792
Long-term debt	750,000	749,995
Other long-term liabilities	35,907	243,580
Commitments and contingencies (Note 13)
Minority interests in consolidated subsidiaries	44,266	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,383,584 and 1,430,162 issued and outstanding, respectively	1,416	1,470
Additional paid-in capital	5,682,884	6,417,858
Deferred stock-based compensation	(28,541)	(235,394)
Treasury stock	(159,988)	(547,723)
Retained earnings	1,069,939	2,966,169
Accumulated other comprehensive income (loss)	535,736	(35,965)
Total stockholders’ equity	7,101,446	8,566,415
Total liabilities and stockholders’ equity	$9,178,201	$10,831,834

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows YAHOO! INC.
(in thousands)

	Years Ended December 31,
	2003	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$237,879	$839,553	$1,896,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,688	311,041	397,142
Tax benefits from stock options	124,852	408,976	759,530
Earnings in equity interests	(47,652)	(94,991)	(128,244)
Dividends received	—	—	10,670
Minority interests in operations of consolidated subsidiaries	5,921	2,496	7,780
Stock compensation expense	22,029	32,290	52,471
(Gains)/losses from sales of investments, assets and other, net	11,047	(394,028)	(1,278,311)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(122,220)	(162,690)	(272,387)
Prepaid expenses and other	16,835	(12,217)	(35,344)
Accounts payable	(12,889)	(3,570)	31,574
Accrued expenses and other liabilities	(640)	113,953	212,112
Deferred revenue	33,294	49,008	58,160
Net cash provided by operating activities	428,144	1,089,821	1,711,383
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(117,329)	(245,501)	(408,934)
Purchases of marketable debt securities	(4,686,286)	(3,449,155)	(7,023,802)
Proceeds from sales and maturities of marketable debt securities	3,837,940	2,642,621	7,341,974
Acquisitions, net of cash acquired	(377,986)	(761,605)	(1,698,164)
Proceeds from sales of marketable equity securities	1,928	502,806	1,006,142
Other investing activities, net	(604)	17,985	(39,146)
Net cash used in investing activities	(1,342,337)	(1,292,849)	(821,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt, net	733,125	—	—
Proceeds from issuance of common stock, net	353,201	650,525	746,807
Repurchases of common stock	—	—	(387,735)
Structured stock repurchases, net	—	(69,558)	(611,421)
Other financing activities, net		—	1,749
Net cash provided by (used in) financing activities	1,086,326	580,967	(250,600)
Effect of exchange rate changes on cash and cash equivalents	9,686	29,892	(32,883)
Net change in cash and cash equivalents	181,819	407,831	605,970
Cash and cash equivalents at beginning of year	234,073	415,892	823,723
Cash and cash equivalents at end of year	$415,892	$823,723	$1,429,693

Consolidated Statements of Cash Flows YAHOO! INC.  (Continued)
(in thousands, unless otherwise stated)

Supplemental cash flow disclosures:

Income taxes paid were $11 million, $22 million, and $51 million in the years ended December 31, 2003, 2004, and 2005, respectively.  Interest paid was not material in any year presented.

Acquisition-related activities:

	Years Ended December 31,
	2003	2004	2005
Cash paid for acquisitions	$583,269	$821,034	$1,700,898
Cash acquired in acquisitions	(205,283)	(59,429)	(2,734)
	$377,986	$761,605	$1,698,164
Fair value of common stock, restricted stock and common stock options issued in connection with acquisitions	$1,428,259	$4,313	$44,773

During the year ended December 31, 2005 the Company issued approximately 1 million shares of restricted stock and during the year ended December 31, 2003, the Company issued approximately 79 million shares of common stock, in connection with acquisitions.  No shares of common or restricted stock were issued during the year ended December 31, 2004 in connection with acquisitions.  See Note 3 —“Acquisitions” for additional information.

During the year ended December 31, 2005, the Company contributed its China based businesses (“Yahoo China”) as partial consideration for its investment in Alibaba.com Corporation (“Alibaba”).  See Note 4 —“Investments in Equity Interests” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity YAHOO! INC.
(in thousands)

	Years Ended December 31,
	2003	2004	2005
Common stock
Balance, beginning of year	$1,222	$1,354	$1,416
Common stock issued	132	62	54
Balance, end of year	1,354	1,416	1,470
Additional paid-in capital
Balance, beginning of year	2,431,903	4,340,514	5,682,884
Common stock and restricted stock awards issued and stock options assumed	1,791,760	667,212	1,010,012
Tax benefits from stock options	116,851	744,716	336,383
Structured stock repurchases, net	—	(69,558)	(611,421)
Balance, end of year	4,340,514	5,682,884	6,417,858
Deferred stock-based compensation
Balance, beginning of year	(2,292)	(52,374)	(28,541)
Common stock and restricted stock awards issued and stock options assumed	(72,111)	(8,457)	(259,324)
Stock compensation expense	22,029	32,290	52,471
Balance, end of year	(52,374)	(28,541)	(235,394)
Treasury stock
Balance, beginning of year	(159,988)	(159,988)	(159,988)
Repurchases of common stock	—	—	(387,735)
Balance, end of year	(159,988)	(159,988)	(547,723)
Retained earnings (accumulated deficit)
Balance, beginning of year	(7,493)	230,386	1,069,939
Net income	237,879	839,553	1,896,230
Balance, end of year	230,386	1,069,939	2,966,169
Accumulated other comprehensive income (loss)
Balance, beginning of year	(1,082)	3,598	535,736
Net change in unrealized gains/losses on available-for-sale securities, net of tax	(6,705)	471,425	(491,532)
Foreign currency translation adjustment	11,385	60,713	(80,169)
Balance, end of year	3,598	535,736	(35,965)
Total stockholders’ equity	$4,363,490	$7,101,446	$8,566,415
Comprehensive income
Net income	$237,879	$839,553	$1,896,230
Other comprehensive income (loss):
Unrealized gains/losses on available-for-sale securities, net of taxes of $1,642, $(315,001), and $7,669 for 2003, 2004, and 2005, respectively	(2,498)	472,532	(11,510)
Reclassification adjustment for realized gains included in net income, net of taxes of $2,804, $738, and $320,015 for 2003, 2004, and 2005, respectively	(4,207)	(1,107)	(480,022)
Net change in unrealized gains (losses) on available-for-sale securities, net of tax	(6,705)	471,425	(491,532)
Foreign currency translation adjustment	11,385	60,713	(80,169)
Other comprehensive income (loss)	4,680	532,138	(571,701)
Comprehensive income	$242,559	$1,371,691	$1,324,529
	Number of Shares
Common stock
Balance, beginning of year	1,189,720	1,321,408	1,383,584
Common stock and restricted stock issued	131,688	62,176	58,258
Repurchases of common stock	—	—	(11,680)
Balance, end of year	1,321,408	1,383,584	1,430,162

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements YAHOO! INC.

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.   Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide.  Yahoo! seeks to provide Internet services that are essential and relevant to users and businesses.  To users, Yahoo! provides its owned and operated online properties and services (the “Yahoo! Properties”).  To businesses, Yahoo! provides a range of tools and marketing solutions designed to enable businesses to reach the Yahoo! community of users.

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

Basis of Presentation.   The consolidated financial statements include the accounts of Yahoo! and its majority-owned or otherwise controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as Investments in equity interests on the consolidated balance sheets.  The Company has included the results of operations of acquired companies from the date of acquisition.

Certain prior year amounts have been reclassified to conform to the current year presentation.  The Company has changed the classification of amortization expense related to developed technology and patents in the consolidated statements of operations.  This amortization expense of $12 million, $44 million, and $64 million for 2003, 2004, and 2005, respectively, was previously included as part of operating expenses and has been reclassified to cost of revenues for all periods presented.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes and contingencies.  In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted for pro forma disclosure purposes.  The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.  Actual results may differ from these estimates.

Revenue Recognition.   The Company’s revenues are derived principally from services, which comprise marketing services for businesses and offerings to users.  The Company classifies these revenues as marketing services and fees.

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition,” (“SAB 104”) and Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.  In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company

accounts for cash consideration given to customers, for which it does not receive a separately identifiable benefit or cannot reasonably estimate fair value, as a reduction of revenue rather than as an expense.

Marketing services revenue is generated from several offerings including: the display of rich media advertisements, display of text based links to the advertiser’s website, listing based services and commerce based transactions.

The Company recognizes revenue related to the display of advertisements on the Yahoo! Properties as “impressions” are delivered.  An “impression” is delivered when an advertisement appears in pages viewed by users.  Arrangements for these services generally have terms of up to three years and in the majority of cases, the terms are less than one year or may be terminated at any time by the advertiser.  Some of these advertising agreements may involve multiple element arrangements (arrangements with more than one deliverable).

The Company generates revenue from the display of text based links to the websites of its advertisers which are placed on the Yahoo! Properties as well as on the websites of third party entities (which the Company refers to as “affiliates”) who have integrated the Company’s search offerings into their websites.  The Company recognizes revenue from these arrangements as “click-throughs” occur.  A “click-through” occurs when a user clicks on an advertiser’s listing.  The Company pays affiliates based on click-throughs on the advertiser’s listings that are displayed on the websites of these affiliates.  These payments are called traffic acquisition costs.  In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from these arrangements that involve traffic supplied by affiliates is reported gross of the payment to affiliates.  This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

Listings revenue is generated from a variety of consumer and business listings-based services, including access to Yahoo! HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other services.  The Company recognizes listings revenue when the services are performed.

Transaction revenue is generated from facilitating commerce based transactions through the Yahoo! Properties, principally from Yahoo!’s commerce properties including Yahoo! Travel and Yahoo! Shopping.  The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred, for example, when travel arrangements are booked through Yahoo! Travel.

Fees revenue consists of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, premium mail, music and personals offerings as well as services for small businesses.  The Company recognizes fees revenue when the services are performed.

Current deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.  Long-term deferred revenue includes amounts received from customers for which services will not be delivered within the next 12 months.  Long-term deferred revenue also includes amounts that arose on the settlement of a litigation dispute.  See Note 14 —“Litigation Settlement” for additional information.

Allowance for Doubtful Accounts.   The Company records its allowance for doubtful accounts based upon its assessment of various factors.  The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Traffic Acquisition Costs.   Traffic acquisition costs consist of payments made to affiliates that have integrated the Company’s search offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties.  The Company enters into agreements of varying duration that involve these traffic acquisition costs.  There are generally three economic structures of the affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliate; variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks; or a combination of the two.  The Company expenses, as cost of revenues, traffic acquisition costs associated with affiliate arrangements under two different methods depending on the structure of the agreement.  Agreements with fixed payments are expensed ratably over the term the fixed payment covers.  Agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Internal Use Software and Website Development Costs.   The Company has capitalized certain internal use software and website development costs totaling approximately $11 million, $19 million, and $18 million during 2003, 2004, and 2005, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.  During 2003, 2004, and 2005, the amortization of capitalized costs totaled approximately $9 million, $11 million, and $18 million, respectively.  Capitalized internal use software and website development costs are included in property and equipment, net.

Product Development.   Product development expenses consist primarily of compensation related expenses incurred for enhancements to and maintenance of the Yahoo! Properties, classification and organization of listings within Yahoo! Properties, and research and development as well as depreciation expense and other operating costs.

Advertising Costs.   Advertising production costs are recorded as expense the first time an advertisement appears.  Costs of communicating advertising are recorded as expense as advertising space or airtime is used.  All other advertising costs are expensed as incurred.  Advertising expense totaled approximately $115 million, $160 million, and $201 million for 2003, 2004, and 2005, respectively.

Stock-Based Compensation.   The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.  This expense is generally being amortized using the accelerated amortization method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2004	2005
Net income:
As reported	$237,879	$839,553	$1,896,230
Add: Stock compensation expense included in reported net income, net of related tax effects	12,987	19,374	31,557
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects	(183,515)	(235,728)	(239,408)
Pro forma net income	$67,351	$623,199	$1,688,379
Net income per share:
As reported — basic	$0.19	$0.62	$1.35
As reported — diluted	$0.18	$0.58	$1.28
Pro forma — basic	$0.05	$0.46	$1.21
Pro forma — diluted	$0.05	$0.43	$1.13

The recorded stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with business combinations and other equity-based awards issued by the Company.

See Note 12 — “Employee Benefits” for the assumptions and methodology used to determine the fair value of stock-based compensation.

See “Recent Accounting Pronouncements” below regarding the impact of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Share-Based Payment.”

Income Taxes.   Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities.  A valuation allowance is provided to reduce deferred income tax assets to the amount that, based on available evidence, is more likely than not to be realized.

Comprehensive Income.   Comprehensive income consists of two components, net income and other comprehensive income (loss).  Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income.  The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on marketable securities categorized as available-for-sale.

Cash and Cash Equivalents, Short and Long-Term Investments.   The Company invests its excess cash in debt instruments of the United States Government and its agencies and in high-quality corporate issuers which are classified as marketable debt securities.  All highly liquid investments with an original maturity of three months or less are considered cash equivalents.  Investments with effective maturities of less than 12 months from the balance sheet date are classified as current assets.  Investments with effective maturities greater than 12 months from the balance sheet date are classified as long-term assets.

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss).  Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net.  The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate.  The fair value for securities is determined based on quoted market prices as of the valuation date.  In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method.  During the year ended December 31, 2005, realized gains and losses on available-for-sale debt securities were not material.

Investments in Equity Interests.   Investments in entities in which the Company can exercise significant influence but does not own a majority equity interest or otherwise control, are accounted for using the equity method and included as Investments in equity interests on the consolidated balance sheets.  The Company records its share of the results of these companies one quarter in arrears within earnings in equity interests on the consolidated statements of operations.  The Company monitors its investments for other-than-temporary impairment by considering factors including the stock price of public companies in which it has an equity investment as well as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary.  The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

The carrying amounts of these investments are greater than the underlying equity in net assets of these companies due in part to goodwill, which is not subject to amortization in accordance with SFAS No. 142 (“SFAS 142”) “Goodwill and Other Intangible Assets.”  This goodwill is evaluated for impairment in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Concentration of Risk.   Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable.  As of December 31, 2005, substantially all of the Company’s cash, cash equivalents and investments were managed by six financial institutions.  Accounts receivable are typically unsecured and are derived from revenue earned from customers.  The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.  Historically, such losses have been within management’s expectations.  As of December 31, 2004 and 2005, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenues for 2003, 2004, or 2005.

Long-Lived Assets.

Property and Equipment.   Buildings are stated at cost and depreciated using the straight-line method over the estimated useful lives of 25 years.  Leasehold improvements are amortized over the lesser of their expected useful life and the remaining lease term.  Computers and equipment and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years.  The Company recognized depreciation expense on property and equipment of approximately $105 million, $165 million and $224 million for 2003, 2004, and 2005, respectively.

Goodwill.   Goodwill is carried at cost.  Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill.  The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Intangible Assets Other than Goodwill.   Intangible assets other than goodwill are carried at cost less accumulated amortization.  Intangible assets are generally amortized on a straight-line basis over the useful lives of the respective assets, generally two to seven years.  Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

Foreign Currency.   The functional currency of the Company’s international subsidiaries is generally the local currency.  The financial statements of these subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses.  Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  The Company recorded net foreign currency transaction gains, realized and unrealized, of approximately $3 million and $6 million in 2003 and 2004, respectively, and net foreign currency transaction losses, realized and unrealized, of $8 million in 2005, which were included in other income, net.

Operating Leases.   The Company leases office space and data centers under operating lease agreements with original lease periods up to 23 years.  Certain of the lease agreements contain rent holidays and rent escalation provisions.  Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term.  The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.  Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment, which requires companies to recognize in the statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values.  Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures is no longer permissible.  The Company adopted the new requirements using the modified prospective method in the first quarter of 2006.  SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as currently presented.

For purposes of pro forma disclosure of share-based compensation expense under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and SFAS 123, “Accounting for Stock-Based Compensation,” the Company has applied the accelerated amortization method outlined in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Upon adoption of SFAS 123R, the Company will continue to amortize stock compensation expense related to options granted on or before December 31, 2005 using the accelerated method.  For options and other equity-based awards granted after December 31, 2005, the Company will amortize stock compensation expense using the straight-line method.

The Company expects the adoption of SFAS 123R to result in stock compensation expense and therefore a reduction of income before income taxes, earnings in equity interests and minority interests in 2006 of approximately $420-$450 million.  The Company’s actual stock compensation expense in 2006 could differ materially from this estimate depending on the timing and magnitude of new awards, the number and mix of new awards, changes in the market price or the volatility of the Company’s common stock, as well as unanticipated changes in the Company’s workforce.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”).  SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle.  Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change.  SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements.  The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

Note 2 BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of unvested restricted stock awards (using the treasury stock method),  the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method).  For 2003, 2004, and 2005, approximately 87 million, 50 million and 55 million options to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective years.  See Note 9 — “Long-Term Debt” for additional information.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2004	2005
Numerator:
Net income	$237,879	$839,553	$1,896,230
Denominator:
Weighted average common shares	1,233,480	1,353,942	1,403,963
Weighted average unvested restricted stock subject to repurchase	—	(503)	(3,542)
Denominator for basic calculation	1,233,480	1,353,439	1,400,421
Weighted average effect of dilutive securities:
Employee stock options	50,681	62,228	48,552
Convertible notes	26,635	36,585	36,585
Restricted stock	—	247	33
Denominator for diluted calculation	1,310,796	1,452,499	1,485,591

Net income per share — basic	$0.19	$0.62	$1.35

Net income per share — diluted	$0.18	$0.58	$1.28

Note 3 ACQUISITIONS

The following table summarizes significant acquisitions (including business combinations, asset acquisitions and a strategic investment) completed during the three years ended December 31, 2005 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles
2003
Inktomi	$290	$208	$49
Overture	$1,732	$1,147	$354
2004
3721	$95	$81	$12
Kelkoo	$571	$454	$107
Musicmatch	$158	$172	$21
Other acquisitions	$49	$41	$14
2005
Verdisoft	$58	—	$93
Yahoo! Europe (1) and Yahoo! Korea	$501	$388	$87
Other acquisitions	$79	$58	$32
Alibaba (see Note 4 — “Investments in Equity Interests”)

(1)        Yahoo! Europe refers to three separate companies, Yahoo! France, Yahoo! Germany and Yahoo! UK, collectively called “Yahoo! Europe”, previously joint ventures with SOFTBANK Corp. (“SOFTBANK”).

Acquisitions completed in 2003

Inktomi.   On March 19, 2003, the Company completed the acquisition of Inktomi Corporation (“Inktomi”), a provider of search and paid inclusion services on the Internet.  The acquisition combined the Company’s global audience and Inktomi’s search technology to allow the Company to create a more relevant, comprehensive and higher quality search offering on the Internet.  In February 2004, the Company launched its own branded algorithmic search technology, Yahoo! Search Technology, based on Inktomi’s search technology and began deployment on a worldwide basis.  These factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired from Inktomi and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of approximately $290 million consisted of $273 million in cash consideration, $14 million related to 2 million stock options exchanged and direct transaction costs of $3 million.  The $273 million of total cash consideration less cash acquired of approximately $45 million resulted in a net cash outlay of $228 million.  The value of the stock options was determined using the Black-Scholes option valuation model.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$44,610
Other tangible assets acquired	37,143
Amortizable intangible assets:
Customer and advertiser related relationships	23,500
Developed technology and patents	25,900
Goodwill	207,804
Total assets acquired	338,957
Liabilities assumed	(50,638)
Deferred stock-based compensation	1,287
Total	$289,606

The amortizable intangible assets have useful lives of five years.  No amount has been allocated to in-process research and development and $208 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.  Liabilities assumed included approximately $23 million of restructuring costs associated with the acquisition, $6 million of which related to workforce reduction and the remainder related to excess facilities.  As of December 31, 2005, approximately $9 million remained related to excess facilities.

Overture.   On October 7, 2003, the Company completed the acquisition of Overture Services, Inc. (“Overture”), a provider of commercial search services on the Internet, including sponsored search services.  The Company believed that the combined assets of the Company and Overture would further position it as a leader in the Internet advertising sector.  Together, the two companies would be able to provide a diversified suite of integrated marketing solutions, including branding, paid placement, graphical advertisements, text based links, multimedia and contextual advertising.  These factors contributed to a purchase price in excess of the fair market value of the net tangible and intangible assets acquired from Overture and as a result, the Company has recorded goodwill in connection with this transaction.

Under the terms of the acquisition agreement, each outstanding share of Overture was exchanged for 1.2216 shares of Yahoo! common stock, representing approximately 79 million shares valued at $1.3 billion and $4.75 per share in cash, which amounted to $309 million in aggregate cash, and together with $136 million related to 19 million stock options exchanged and direct transaction costs of $10 million, resulted in an aggregate purchase price of $1.7 billion.  The approximate $309 million of total cash consideration less cash acquired of $161 million resulted in a net cash outlay of $148 million.  The value of the Yahoo! common stock was determined based on the average market price of the common stock over the five day period surrounding the date the acquisition was announced in July 2003.  The value of the stock options was determined using the Black-Scholes option valuation model.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$160,673
Other tangible assets acquired	237,632
Amortizable intangible assets:
Customer, affiliate and advertiser related relationships	202,300
Developed technology and patents	134,300
Trade name, trademark and domain name	17,300
Goodwill	1,146,998
Total assets acquired	1,899,203
Liabilities assumed	(234,798)
Deferred stock-based compensation	67,213
Total	$1,731,618

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of approximately 4 years.  No amount has been allocated to in-process research and development and $1.1 billion has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.  Other tangible assets acquired of approximately $238 million included long-term prepaid traffic acquisition costs paid by Overture to Yahoo! of $30 million.  Liabilities assumed of approximately $235 million included a current liability for traffic acquisition costs owed by Overture to Yahoo! of $28 million.  Liabilities assumed included approximately $26 million of restructuring costs associated with the acquisition, $18 million of which related to workforce reduction and the remainder related to excess facilities.  As of December 31, 2005, there was no remaining balance related to severance costs or excess facilities.

Acquisitions completed in 2004

3721.   On January 2, 2004, the Company completed the acquisition of 3721 Network Software Company Limited (“3721”), a Hong Kong-based software development company.  The acquisition combined the Company’s global audience and 3721’s keyword search technology to enable the Company to continue improving its global search services.  These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from 3721 and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of approximately $95 million consisted of $92 million in cash consideration, $2 million related to stock options exchanged and direct transaction costs of $1 million.  The total cash consideration of approximately $92 million less cash acquired of approximately $7 million resulted in a net cash outlay of $85 million.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$6,917
Other tangible assets acquired	4,498
Amortizable intangible assets:
Customer and advertiser related relationships	7,600
Developed technology and patents	3,800
Trade name, trademark and domain name	1,000
Goodwill	80,957
Total assets acquired	104,772
Liabilities assumed	(11,186)
Deferred stock-based compensation	1,757
Total	$95,343

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of approximately 3 years.  No amount has been allocated to in-process research and development and $81 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.  See Note 4 — “Investments in Equity Interests” for a description of the Company’s investment in Alibaba and the related divestiture of 3721.

Kelkoo.   On April 5, 2004, the Company completed the acquisition of a majority interest in Kelkoo S.A. (“Kelkoo”), a leading European online comparison shopping service.  In July 2004, the Company completed the acquisition of additional interests in Kelkoo, increasing the Company’s total ownership interest in Kelkoo to 100 percent.  The acquisition expanded the Company’s global commerce presence and together with the Company’s existing services increased the Company’s competitive position in Europe.  These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Kelkoo and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of approximately $571 million consisted of $562 million in cash consideration, $6 million in incurred liabilities and direct transaction costs of $3 million.  The total cash consideration of approximately $562 million less cash acquired of $39 million resulted in a net cash outlay of $523 million.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$38,817
Other tangible assets acquired	24,068
Amortizable intangible assets:
Customer, affiliate and advertiser related relationships	36,100
Developed technology and patents	9,100
Trade name, trademark and domain name	61,300
Goodwill	453,555
Total assets acquired	622,940
Liabilities assumed	(51,832)
Total	$571,108

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of approximately 5 years.  No amount has been allocated to in-process research and development and $454 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Musicmatch.   On October 18, 2004, the Company completed the acquisition of Musicmatch, Inc. (“Musicmatch”), a leading provider of personalized music software and services.  The acquisition significantly increased the Company’s presence in the digital music business and together with the Company’s existing music services, Yahoo! Music, provided one of the most comprehensive suite of music services for users, marketers, artists and record labels.  These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Musicmatch and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of $158 million consisted of $157 million in cash consideration and direct transaction costs of $1 million.  The $157 million of total cash consideration less cash acquired of $3 million resulted in a net cash outlay of $154 million.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Cash acquired	$2,516
Other tangible assets acquired	8,591
Amortizable intangible assets:
Customer contracts and related relationships	1,700
Developed technology and patents	18,100
Trade name, trademark and domain name	1,100
Goodwill	171,633
Total assets acquired	203,640
Liabilities assumed	(45,317)
Total	$158,323

The amortizable intangible assets have useful lives of three years.  No amount has been allocated to in-process research and development and $172 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions — Business Combinations.   During the year ended December 31, 2004, the Company acquired three other companies which were accounted for as business combinations.  The total estimated purchase price for these three acquisitions was approximately $49 million and consisted of $46 million in cash consideration, $2 million related to stock options exchanged, and $1 million direct transaction costs.  The total cash consideration of $46 million less cash acquired of approximately $2 million resulted in a net cash outlay of $44 million.  Of the purchase price, $41 million was allocated to goodwill, $14 million to amortizable intangible assets and $6 million to net assumed liabilities.  No amounts have been allocated to in-process research and development.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Acquisitions completed in 2005

Verdisoft Corporation.   On February 11, 2005 the Company acquired Verdisoft Corporation (“Verdisoft”), a software development company.  The acquisition of Verdisoft enhanced the Company’s platform for delivering content and services to mobile devices as part of the Company’s strategy to provide users with seamless access to its network.  The transaction was treated as an asset acquisition for accounting purposes and therefore no goodwill was recorded.  The estimated purchase price was approximately $58 million and consisted of $54 million in cash consideration, $3 million related to stock options exchanged and $1 million of direct transaction costs.  In connection with the acquisition, the Company also issued approximately 1 million shares of restricted stock valued at $35 million that will be recognized as expense over three years.  For accounting purposes, approximately $93 million was allocated to amortizable intangible assets, $37 million to liabilities, primarily deferred income tax liabilities, and $2 million to deferred stock-based compensation.  The amortizable intangible assets have useful lives not exceeding four years and a weighted average useful life of approximately 3 years.

Yahoo! Europe and Yahoo! Korea.   In November 1996,  the Company entered into joint ventures with  SOFTBANK Corp., including its consolidated affiliates (“SOFTBANK”)  whereby separate companies were formed in the United Kingdom, France and Germany, (collectively “Yahoo! Europe”) which established and managed local versions of Yahoo! in those countries.  In August 1997, the Company entered into a similar joint venture with SOFTBANK in Korea.  Prior to November 2005, the Company had a majority share of approximately 70 percent in each of the Yahoo! Europe entities and 67 percent in Yahoo! Korea and therefore the results of these entities were included in the Company’s consolidated financial statements, with minority interests separately presented on the consolidated statements of operations and consolidated balance sheets.  On November 23, 2005, the Company purchased SOFTBANK’s remaining shares in the joint ventures giving the Company 100 percent ownership in these entities.

The total purchase price of $501 million consisted of $500 million in cash consideration and direct transaction costs of $1 million.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the fair values was as follows (in thousands):

Net tangible assets acquired	$52,484
Amortizable intangible assets:
Customer contracts and related relationships	30,561
Developed technology and patents	6,570
Trade name, trademark and domain name	50,121
Goodwill	387,771
Total assets acquired	527,507
Deferred income taxes	(26,633)
Total	$500,874

The amortizable intangible assets have useful lives not exceeding five years and a weighted average life of approximately 4 years.  No amount has been allocated to in-process research and development and $388 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions — Business Combinations.   During the year ended December 31, 2005, the Company acquired four other companies which were accounted for as business combinations.  The total purchase for these four acquisitions was approximately $79 million and consisted of $73 million in cash consideration, $3 million related to stock options exchanged and $3 million of direct transaction costs.  The total cash consideration of $73 million less cash acquired of $3 million resulted in net cash outlay of $70 million.  Of the purchase price, $58 million was allocated to goodwill, $32 million to amortizable intangible assets and $11 million to net assumed liabilities.  Approximately $1 million was allocated to in-process research and development and expensed in the consolidated statements of operations. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

In each of the three years ended December 31, 2005 the Company also completed immaterial asset acquisitions that did not qualify as business combinations.

Pro forma results of operations have not been presented for the acquisitions completed during the years ended December 31, 2004 and 2005 as the results of the acquired companies, not already consolidated, either individually or in the aggregate were not material to the Company’s financial results before the acquisitions.

Note 4 INVESTMENTS IN EQUITY INTERESTS

As of December 31, Investments in equity interests consisted of the following (dollars in thousands):

	2004	2005	Percent Ownership
Alibaba	$—	$1,408,716	46%
Yahoo! Japan	239,803	349,685	34%
Total	$239,803	$1,758,401

Equity Investment in Alibaba.   On October 23, 2005, the Company acquired approximately 46 percent of  the outstanding common stock of Alibaba, which represents approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China based businesses, including 3721 (“Yahoo China”) and direct transaction costs of $8 million.  Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba, with the remainder of its voting rights subject to a voting agreement with Alibaba management.  Other investors in Alibaba include SOFTBANK.

Through this transaction, the Company has combined its leading search capabilities with Alibaba’s leading online marketplace and online payment system and Alibaba’s strong local presence, expertise and vision in the China market.  These factors contributed to a purchase price in excess of the Company’s share of the fair value of Alibaba’s net tangible and intangible assets acquired resulting in goodwill.

The purchase price was based on acquiring a 40 percent equity interest in Alibaba on a fully diluted basis.  The Company’s equity interest in Alibaba may be diluted from approximately 46 percent to 40 percent upon the conversion of Alibaba’s outstanding convertible debt and exercises of Alibaba’s employee stock options.  In allocating the excess of the carrying value of its investment in Alibaba over its proportionate share of the net assets of Alibaba, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted from approximately 46 percent to 40 percent.

The difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,408,716
Proportionate share of net assets of Alibaba	894,596
Excess of carrying value of investment over proportionate share of net assets	$514,120
The excess carrying value has been primarily assigned to:
Goodwill	$430,590
Amortizable intangible assets	86,737
Deferred income taxes	(3,207)
Total	$514,120

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately 5 years.  No amount has been allocated to in-process research and development.  The preliminary allocation is subject to revision as more detailed analysis is completed and additional information on the assets and liabilities of Alibaba as of the closing date becomes available.  Any change in the net assets of Alibaba will change the amount of the purchase price allocable to goodwill.  Goodwill is not deductible for tax purposes.

The investment in Alibaba is being accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets and goodwill are classified as part of the Investment in equity interests balance on the consolidated balance sheets.  The Company will record its share of the results of Alibaba and any related amortization expense, one quarter in arrears within earnings in equity interests.  Following the acquisition date, Yahoo! China has not been included in the Company’s consolidated results but will be included within earnings in equity interests to the extent of the Company’s continued ownership interest in Alibaba, commencing in the first quarter of 2006.  The revenues and operating income of Yahoo! China were not material to the consolidated results of the Company for the years ended December 31, 2003 and 2004 and the period from January 1, 2005 to October 23, 2005, the date of the divestiture of Yahoo! China.  In connection with the transaction, the Company also recorded a non-cash gain of $338 million in other income, net based on the difference between the fair value of Yahoo! China and its carrying value adjusted for the Company’s continued ownership in the newly combined entity.  As described above, the Company’s interest in Alibaba may be diluted from approximately 46 percent to 40 percent.  The Company will recognize further non-cash gains as such dilution occurs.

Equity Investment in Yahoo! Japan.   During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed.  Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan.  The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs and license fees.  Due to the acquisition of Overture, traffic acquisition costs have increased resulting in the net cost of these arrangements of approximately $67 million and $171 million for the years ended December 31, 2004 and 2005, respectively, compared to net revenues of $9 million for the year ended December 31, 2003.  In the second quarter of 2005, the Company received a cash dividend in the amount of $11 million which was recorded as a reduction in the Company’s investment in Yahoo! Japan.  As of December 31, 2004 and 2005, the Company had a net payable balance to Yahoo! Japan of approximately $30 million and $7 million, respectively.

The investment in Yahoo! Japan is being accounted for using the equity method.  The fair value of the Company’s approximate 34 percent ownership in Yahoo! Japan, based on the quoted stock price, was approximately $15 billion as of December 31, 2005.

Prior to and during 2001, Yahoo! Japan acquired the Company’s equity interests in certain entities in Japan for total consideration of approximately $65 million, paid partially in shares of Yahoo! Japan common stock and partially in cash.  As a result of the acquisition, the Company increased its investment in Yahoo! Japan, which resulted in approximately $41 million of goodwill to be amortized over seven years.  The amortization ceased upon the adoption of SFAS 142 on January 1, 2002.  The carrying amount of the Company’s investment in Yahoo! Japan differs from the amount of the underlying equity in net assets of Yahoo! Japan primarily as a result of this goodwill.

As of December 31, 2005 and 2004, the Company had $304 million and $176 million, respectively, included in retained earnings relating to its investment in Yahoo! Japan.

The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests.  The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan financial statements for the 12 months ended September 30, 2003, 2004, and 2005 and as of September 30, 2004 and 2005 (in thousands):

	Twelve Months Ended September 30,
	2003	2004	2005
Operating data:
Revenues	$500,091	$868,281	$1,367,247
Gross profit	$462,352	$810,114	$1,251,599
Income from operations	$262,393	$470,681	$656,167
Net income	$145,720	$290,576	$382,287
		September 30,
		2004	2005
Balance sheet data:
Current assets		$622,794	$900,149
Long-term assets		$291,566	$469,077
Current liabilities		$192,761	$306,441
Long-term liabilities		$22,803	$19,663

The differences between United States and Japanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.

Note 5 GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows (in thousands):

	United States	International	Total
Balance as of January 1, 2004	$1,710,998	$94,563	$1,805,561
Acquisitions and other(1)	204,911	509,383	714,294
Foreign currency translation adjustments	—	31,102	31,102
Reclassification(2)	(242,490)	242,490	—
Balance as of December 31, 2004	1,673,419	877,538	2,550,957
Acquisitions and other(1)	47,333	343,556	390,889
Foreign currency translation adjustments	—	(46,289)	(46,289)
Balance as of December 31, 2005	$1,720,752	$1,174,805	$2,895,557

(1)        Other primarily includes certain purchase price adjustments that affect existing goodwill.  In the year ended December 31, 2005, this also includes a reduction of $59 million of goodwill related to the divestiture of Yahoo! China.  See Note 4 — “Investments in Equity Interests” for additional information.

(2)        Reclassification reflects the allocation of goodwill related to the Overture acquisition to the Company’s segments.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2004
	Gross carrying amount	Accumulated amortization (1)	Net
Customer, affiliate and advertiser related relationships	$319,585	$(114,553)	$205,032
Developed technology and patents	226,107	(54,269)	171,838
Trademark, trade name and domain name	137,800	(34,004)	103,796
Total intangible assets, net	$683,492	$(202,826)	$480,666

	December 31, 2005
	Gross carrying amount	Accumulated amortization (1)	Net
Customer, affiliate and advertiser related relationships	$348,111	$(188,669)	$159,442
Developed technology and patents	371,610	(119,094)	252,516
Trademark, trade name and domain name	183,536	(60,879)	122,657
Total intangible assets, net	$903,257	$(368,642)	$534,615

(1)        Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $10 million as of December 31, 2004 and $1 million as of December 31, 2005.

The intangible assets are all amortizable and have original estimated useful lives as follows:

•       Customer, affiliate and advertiser related relationships — two to seven years;

•       Developed technology and patents — two to five years; and

•       Trademark, trade name and domain name — four to seven years.

The Company recognized amortization expense on intangible assets, including amortization expense of developed technology and patents included in the cost of revenues, of approximately $54 million, $146 million and $173 million for 2003, 2004, and 2005, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2006: $214 million; 2007: $171 million; 2008: $116 million; 2009: $25 million and 2010: $9 million.

Note 7 CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other income, net

Other income, net for 2003, 2004, and 2005 was as follows (in thousands):

	Years Ended December 31,
	2003	2004	2005
Interest and investment income	$47,202	$60,830	$125,122
Investment gains (losses), net (1)	(1,223)	415,125	967,327
Gain on divestiture of Yahoo! China (2)	—	—	337,965
Other	1,527	20,488	5,443
Total other income, net	$47,506	$496,443	$1,435,857

(1)        See Note 14 — “Litigation Settlement” for additional information related to the investment gains in the years ended December 31, 2004 and 2005.  Also included is an impairment loss of $28 million on an available-for-sale equity investment in the year ended December 31, 2005.

(2)        See Note 4 — “Investments in Equity Interests” for additional information related to the gain on the divestiture of Yahoo! China for the year ended December 31, 2005.

Investment gains (losses), net include realized investment gains, realized investment losses, and impairment charges related to declines in values of publicly traded securities and securities of privately held companies judged to be other than temporary.

Prepaid expenses and other current assets

As of December 31, Prepaid expenses and other current assets consisted of the following (in thousands):

	2004	2005
Prepaid expenses	$72,622	$70,706
Deferred income taxes (Note 10)	3,958	56,085
Other	21,927	40,185
Total prepaid expenses and other current assets	$98,507	$166,976

Property and equipment, net

As of December 31, Property and equipment, net consisted of the following (in thousands):

	2004	2005
Land	$51,061	$51,061
Buildings	191,183	192,266
Leasehold improvements	62,488	73,054
Computers and equipment	548,167	838,357
Furniture and fixtures	54,066	63,955
Assets not yet in use	12,740	48,624
	919,705	1,267,317
Less: accumulated depreciation and amortization	(388,009)	(569,795)
Total property and equipment, net	$531,696	$697,522

Other assets

As of December 31, Other assets consisted of the following (in thousands):

	2004	2005
Deferred income taxes (Note 10)	$195,916	$21,746
Investments in privately-held companies	12,992	2,920
Other	33,121	32,526
Total other assets	$242,029	$57,192

Accrued expenses and other current liabilities

As of December 31, Accrued expenses and other current liabilities consisted of the following (in thousands):

	2004	2005
Accrued content, connection, traffic acquisition and other costs	$220,661	$303,167
Deferred income taxes (Note 10)	195,916	953
Accrued compensation and related expenses	168,722	224,793
Accrued taxes payable	51,857	36,285
Accrued professional service expenses	48,408	53,983
Accrued sales and marketing related expenses	47,830	61,519
Accrued acquisition-related costs	34,298	34,008
Other	85,423	112,881
Total accrued expenses and other current liabilities	$853,115	$827,589

Other long-term liabilities

As of December 31, Other long-term liabilities consisted of the following (in thousands):

	2004	2005
Deferred income taxes (Note 10)	$35,771	$243,575
Other	136	5
Total other long-term liabilities	$35,907	$243,580

Accumulated other comprehensive income (loss)

As of December 31, the components of Accumulated other comprehensive income (loss) were as follows (in thousands):

	2003	2004	2005
Unrealized gains and losses on available-for-sale securities, net of tax	$3,889	$475,314	$(16,218)
Foreign currency translation	(291)	60,422	(19,747)
Accumulated other comprehensive income (loss)	$3,598	$535,736	$(35,965)

Note 8 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2004
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Government and agency securities	$991,952	$189	$(6,179)	$985,962
Municipal bonds	9,160	11	(20)	9,151
Corporate bonds	1,132,667	1,670	(5,948)	1,128,389
Auction rate securities	795,037	—	—	795,037
Corporate equity securities	13,611	802,730	(219)	816,122
Total investments in available-for-sale securities	$2,942,427	$804,600	$(12,366)	$3,734,661

	December 31, 2005
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
United States Government and agency securities	$1,057,960	$29	$(13,210)	$1,044,779
Municipal bonds	9,760	—	(166)	9,594
Corporate debt securities	1,528,282	127	(12,627)	1,515,782
Corporate equity securities	31,175	—	(1,168)	30,007
Total investments in available-for-sale securities	$2,627,177	$156	$(27,171)	$2,600,162

	December 31,
	2004	2005
Reported as:
Marketable debt securities	$1,875,964	$1,131,141
Marketable equity securities	812,288	—
Long-term marketable debt securities	1,042,575	1,439,014
Other assets	3,834	30,007
Total	$3,734,661	$2,600,162

Auction rate securities are securities that are structured with short-term reset dates of generally less than 90 days but with maturities in excess of 90 days.  At the end of the reset period, investors can sell or continue to hold the securities at par.  These securities are classified in the table below based on their legal stated maturity dates.  As of December 31, 2005, the Company did not hold any auction rate securities.  Available-for-sale securities included in Cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for 2005 and 2004 with respect to these securities.

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2004	2005
Due within one year	$1,080,927	$1,131,141
Due after one year through five years	1,042,575	1,426,799
Due after five years	795,037	12,215
Total available-for-sale debt securities	$2,918,539	$2,570,155

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2004
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States Government and agency securities	$668,465	$(4,238)	$159,590	$(1,941)	$828,055	$(6,179)
Municipal bonds	—	—	2,899	(20)	2,899	(20)
Corporate bonds	689,859	(3,659)	209,439	(2,289)	899,298	(5,948)
Auction rate securities	—	—	—	—	—	—
Corporate equity securities	3,834	(219)	—	—	3,834	(219)
Total investments in available-for-sale securities	$1,362,158	$(8,116)	$371,928	$(4,250)	$1,734,086	$(12,366)

	December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States Government and agency securities	$539,875	$(4,790)	$474,856	$(8,420)	$1,014,731	$(13,210)
Municipal bonds	9,594	(166)	—	—	9,594	(166)
Corporate debt securities	1,072,961	(7,545)	356,842	(5,082)	1,429,803	(12,627)
Corporate equity securities	—	—	2,885	(1,168)	2,885	(1,168)
Total investments in available-for-sale securities	$1,622,430	$(12,501)	$834,583	$(14,670)	$2,457,013	$(27,171)

The Company’s investment portfolio consists of government and high-quality corporate securities.  Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected in interest rates fall.  The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds.  Investments are reviewed periodically to identify possible other-than-temporary impairment.  When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.  The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment.  The Company expects to realize the full value of all of these investments upon maturity or sale.

Note 9 LONG-TERM DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the consolidated balance sheets in long-term other assets.  As of December 31, 2005, $8 million of the transaction fees remained to be amortized.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events.  Each

$1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

The Notes are convertible prior to the final maturity date (1) during any fiscal quarter if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeded 110 percent of the conversion price on that 30th trading day, (2) during the period beginning January 1, 2008 through the maturity date, if the closing sale price of the Company’s common stock on the previous trading day was 110 percent or more of the then current conversion price and (3) upon specified corporate transactions.  Upon conversion, the Company has the right to deliver cash in lieu of common stock.  The Company may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value.  The Company may not redeem the Notes prior to their maturity.

As of December 31, 2005, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning January 1, 2006 and ending on March 31, 2006.  During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.  The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

As of December 31, 2005, the fair value of the Notes was approximately $1.4 billion based on quoted market prices.  The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 10 INCOME TAXES

The components of income before income taxes, earnings in equity interests and minority interests are as follows (in thousands):

	Years Ended December 31,
	2003	2004	2005
United States	$322,863	$1,172,480	$2,047,284
Foreign (1)	20,309	12,544	496,298
Income before income taxes, earnings in equity interests and minority interests	$343,172	$1,185,024	$2,543,582

(1)                 Includes a non-cash gain of $338 million related to the divestiture of Yahoo! China in connection with the Alibaba transaction (see Note 4 — “Investments in Equity Interests.”)  The majority of the tax on the gain was provided in the United States as the gain was not taxable in any foreign jurisdiction.

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2003	2004	2005
Current:
United States federal	$121,758	$409,969	$508,175
State	25,584	83,632	184,296
Foreign	14,589	17,782	42,625
Total current provision for income taxes	161,931	511,383	735,096
Deferred:
United States federal	(13,276)	(62,620)	37,058
State	(1,631)	(8,580)	4,996
Foreign	—	(2,217)	(9,334)
Total deferred provision (benefit) for income taxes	(14,907)	(73,417)	32,720
Provision for income taxes	$147,024	$437,966	$767,816

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2003	2004	2005
Income tax at the United States federal statutory rate of 35 percent	$120,112	$414,758	$890,254
State income taxes, net of federal benefit	15,184	49,920	113,685
Change in valuation allowance	8,516	(40,612)	16,342
Capital loss on subsidiary restructuring transaction (1)	—	—	(248,284)
Other	3,212	13,900	(4,181)
Provision for income taxes	$147,024	$437,966	$767,816

(1)                 During 2005, the Company completed a taxable liquidation of a subsidiary.  The transaction gave rise to a capital loss for tax purposes, resulting in a tax benefit of approximately $248 million.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2005
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$1,436,144	$1,277,269
Non-deductible reserves and expenses	406,488	445,355
Gross deferred income tax assets	1,842,632	1,722,624
Valuation allowance	(1,353,748)	(1,507,848)
Realizable deferred income tax assets	$488,884	$214,776
Deferred income tax liabilities:
Unrealized investment gains	$(315,274)	$—
Purchased intangible assets	(197,794)	(211,446)
Investments in equity interests	—	(131,927)
Other	(7,629)	(38,100)
Gross deferred income tax liabilities	$(520,697)	$(381,473)
Net deferred income tax liabilities	$(31,813)	$(166,697)

As of December 31, 2005, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $2.7 billion and $1.0 billion, respectively.  If not utilized, the federal net operating loss carryforwards will begin to expire in 2008, and approximately $422 million of the state net operating loss carryforwards will expire in 2006.  The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $94 million and $99 million, respectively.  If not utilized, the federal research tax credit carryforwards will begin to expire in 2010.  The state research tax credit carryforwards will not expire.

The Company has a valuation allowance of approximately $1.5 billion as of December 31, 2005 to reduce deferred income tax assets to the amount that is more likely than not to be realized in future periods.  In evaluating the Company’s ability to recover its deferred income tax assets the Company considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.

Approximately $966 million of the deferred income tax asset balance as of December 31, 2005 pertains to certain net operating loss carryforwards and credit carryforwards resulting from the exercise of employee stock options.  Approximately $215 million of the deferred income tax asset balance relates to net operating losses acquired in certain business combinations and will result in adjustments to goodwill if and when recognized.  Approximately $96 million of the deferred income tax asset balance relates to foreign net operating loss and credit carryforwards and will reduce the provision for income taxes if and when recognized.  The benefit of the remaining $1,197 million of unrealized deferred income tax assets will be accounted for as a credit to additional paid-in capital if and when recognized.

The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States.  As of December 31, 2005, the Company had unrecorded deferred income tax liabilities of approximately $16 million related to $45 million of cumulative net undistributed earnings of foreign subsidiaries.  These earnings are considered indefinitely invested in operations outside the United States, as the Company intends to utilize these amounts to fund future expansion of its international operations.

Note 11 STOCKHOLDERS’ EQUITY

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

Stock Repurchase Programs.   In March 2001, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding shares of common stock over the following two years, depending on market conditions, share price and other factors.  In March 2003, the Company’s Board of Directors authorized a two-year extension of this stock repurchase program until March 2005.  Under this program, from March 2001 through December 31, 2004, the Company repurchased 32.9 million shares of common stock at an average price of $4.86 per share for total consideration of $160 million.  During this period, of the shares repurchased, 32.1 million shares were purchased from SOFTBANK at an average price of $4.84 per share.  During the three months ended March 31, 2005, the Company repurchased an additional 4.9 million shares in the open market, at an average price of $33.60 per share, for total consideration of $165 million.  This stock repurchase program has expired.

In March 2005, the Company’s Board of Directors authorized a new stock repurchase program for the Company to repurchase up to $3.0 billion of its outstanding shares of common stock over the next five years, depending on market conditions, share price and other factors.  Under this program in the year ended December 31, 2005, the Company repurchased 6.8 million shares of common stock at an average price of $32.90 per share, for total consideration of $223 million.

In total for the year ended December 31, 2005, under the expired and current stock repurchase programs, the Company repurchased 11.7 million shares of common stock at an average price of $33.20 per share, for total consideration of $388 million.  On a cumulative basis, the Company has repurchased 44.6 million shares, which are recorded as part of treasury stock.  Treasury stock is accounted for under the cost method.

Structured Stock Repurchases.   During the year ended December 31, 2004, the Company entered into $150 million in structured stock repurchase transactions which settle in cash or stock depending on the market price of Yahoo!’s common stock on the date of maturity.  Of these transactions, $75 million settled in 2004 resulting in the Company receiving $80 million in cash.  The remaining $75 million settled in 2005, resulting in the Company receiving $82 million in cash.

During the year ended December 31, 2005 the Company entered into $1,395 million in structured stock repurchase transactions.  Of these transactions, $650 million settled in 2005 resulting in the Company receiving $702 million in cash.

As of December 31, 2005, the outstanding structured stock repurchase tranches totaling $745 million will mature as follows:

•       In the first quarter of 2006, a $250 million tranche will mature and if the market price of Yahoo! common stock is at or above $33.98 the Company will have its investment returned with a premium.  If the market price is below $33.98 the Company will repurchase 8.0 million shares of its common stock.

•       In the first quarter of 2006, a $110 million tranche will mature and if the market price of Yahoo! common stock is at or above $38.66 the Company will have its investment returned with a premium.  If the market price is below $38.66 the Company will repurchase 3.0 million shares of its common stock.

•       In the second quarter of 2006, a $250 million tranche will mature and if the market price of Yahoo! common stock is at or above $33.99 the Company will have its investment returned with a premium.  If the market price is below $33.99 the Company will repurchase 8.3 million shares of its common stock.

•       In the second quarter of 2006, a $135 million tranche will mature and if the market price of Yahoo! common stock is at or above $38.66 the Company will have its investment returned with a premium.  If the market price is below $38.66 the Company will repurchase 3.8 million shares of its common stock.

The outstanding structured stock repurchase transactions as of the balance sheet dates are recorded in stockholders’ equity on the consolidated balance sheets.  See Note 17 — “Subsequent Events” for additional information.

Note 12 EMPLOYEE BENEFITS

Benefit Plans.   The Company maintains a Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the United States.  The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount.  Employees may elect to contribute from 1 percent to 50 percent of their annual compensation to the 401(k) Plan.  The Company matches employee contributions at a rate of 25 percent.  Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33 percent per year of employment.  During 2003, 2004, and 2005, the Company’s contributions to the 401(k) Plan amounted to approximately $5 million, $8 million and $12 million, respectively.  The Company also contributed approximately $3 million, $5 million, and $7 million to its other benefit plans outside of the United States for 2003, 2004, and 2005, respectively.

Stock Option Plans.   The Company’s 1995 Stock Plan and stock option plans assumed through acquisitions are collectively referred to as the “Plans.”

The Plans provide for the issuance of equity-based awards to employees, including executive officers and consultants.  Options granted under the 1995 Stock Plan before May 19, 2005 generally expire ten years after the grant date and options granted after May 19, 2005 generally expire seven years after the grant date.  Options generally become exercisable over a four-year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.  The termination date of the 1995 Stock Plan is May 2013.  During the year, the 1995 Stock Plan was amended to increase the number of shares of common stock available for award grants by 80 million shares to 654 million shares.  The 1995 Stock Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, indexed options and dividend equivalents.  Shares available for future grants under the Plans as of December 31, 2005 totaled approximately 88 million shares.

The 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the issuance of up to approximately 9 million non-statutory stock options to non-employee directors of the Company.  Options granted under the Directors’ Plan vest in equal monthly installments over four years for initial grants to new directors and over four years for annual grants, with 25 percent of such options vesting on the one-year anniversary of the date of grant, with the remaining options vesting in equal monthly installments over the 36-month period thereafter.  The termination date of the Directors’ Plan is April 2015.  The Directors’ Plan provides for an initial grant to outside Directors of 100,000 options and an annual grant to outside Directors of 50,000 options.  Shares available for future grants under the Directors’ Plan as of December 31, 2005 totaled approximately 5 million shares.

Activity under the Company’s stock option plans is summarized as follows (in thousands, except per share amounts):

	Options Outstanding	Weighted Average Exercise Price per Share
Balance as of December 31, 2002	264,968	$18.41
Options assumed	21,630	17.39
Options granted	41,212	17.60
Options exercised	(48,706)	6.94
Options canceled	(31,474)	27.14
Balance as of December 31, 2003	247,630	19.32
Options assumed	224	5.77
Options granted	40,189	31.07
Options exercised	(59,463)	10.36
Options canceled	(15,879)	24.22
Balance as of December 31, 2004	212,701	23.67
Options assumed	193	0.63
Options granted	33,403	36.39
Options exercised	(50,920)	13.44
Options canceled	(12,683)	33.93
Balance as of December 31, 2005	182,694	$28.11

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005 (in thousands, except years and per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$0.02 - $3.37	2,688	2.2	$2.35	2,593	$2.41
$3.48 - $7.93	17,096	5.6	5.52	15,123	5.39
$7.94 - $15.00	30,310	6.2	10.56	20,903	10.92
$15.02 - $20.85	25,048	7.5	19.82	13,715	19.96
$20.96 - $30.00	21,315	5.9	27.29	15,608	27.92
$30.15 - $35.95	31,106	6.9	34.30	9,116	35.01
$36.13 - $40.68	37,291	7.2	38.09	12,928	37.68
$41.09 - $46.37	4,977	4.2	43.28	4,268	43.42
$47.13 - $52.75	365	4.4	51.86	365	51.86
$53.14 - $292.07	12,498	4.2	73.21	12,492	73.20
Total	182,694	6.4	$28.11	107,111	$27.55

The weighted average fair value of options granted in the years ended December 31, 2003, 2004, and 2005 was $6.87, $12.09 and $11.60 per share, respectively.

Options to purchase approximately 128 million shares and 119 million shares were exercisable as of December 31, 2003 and 2004, respectively.  The weighted average exercise prices per share for options exercisable as of December 31, 2003 and 2004 were $24.63 and $26.46, respectively.

Restricted Stock.   The 1995 Stock Plan permits the granting of restricted stock and restricted stock units, collectively referred to as “restricted stock awards”.  The 1995 Stock Plan permits the granting of restricted stock awards either alone, in addition to, or in tandem with other equity-based awards made by the Company.  Rights of repurchase on restricted stock awards grants generally lapse upon meeting certain performance-based milestones, or passage of time, or a combination of both.  Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value is recognized as an expense over the corresponding service period.  Restricted stock awards that have performance criteria are subject to variable accounting treatment.  Approximately 0.4 million, 0.4 million, and 7 million shares of restricted stock awards were granted during 2003, 2004, and 2005, respectively, with average fair market values of $20.58, $34.99, and $36.86 per share on the date of grant.

Employee Stock Purchase Plan.   The Company has an Employee Stock Purchase Plan (the “Purchase Plan”), which allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation up to certain Internal Revenue Code prescribed maximums.  The price of the common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date.  The Purchase Plan provides for the issuance of a maximum of approximately 30 million shares of common stock.  During 2003, approximately 3 million shares were purchased at prices from $4.63 to $10.53 per share.  During 2004, approximately 2 million shares were purchased at prices from $18.58 to $21.48 per share.  During 2005, approximately 3 million shares were purchased at prices from $18.58 to $29.33 per share.  Shares available for future issuance under the Purchase Plan as of December 31, 2005 totaled approximately 15 million shares.

Stock-Based Compensation.   The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method.  The Company recorded compensation expense of approximately $22 million, $32 million and $52 million in 2003, 2004, and 2005, respectively.  The recorded stock compensation expense relates to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with business combinations and other equity-based awards issued by the Company.  This expense is generally being amortized using the accelerated amortization method in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  As of December 31, 2005, approximately $235 million remains to be amortized over the remaining vesting periods of the options and restricted stock awards when calculated using the intrinsic value method.  This amount is not reflective of the future total stock-based compensation expense that will be recorded using the fair value based method for options that will vest in the future.  If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net income and net income per share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003(1)(2)	2004(1)	2005(1)
Net income:
As reported	$237,879	$839,553	$1,896,230
Add: Stock compensation expense included in reported net income, net of related tax effects	12,987	19,374	31,557
Less: Stock compensation expense determined under fair value based method for all awards, net of related tax effects	(183,515)	(235,728)	(239,408)
Pro forma net income	$67,351	$623,199	$1,688,379
Net income per share:
As reported — basic	$0.19	$0.62	$1.35
As reported — diluted	$0.18	$0.58	$1.28
Pro forma — basic	$0.05	$0.46	$1.21
Pro forma — diluted	$0.05	$0.43	$1.13

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

	Years Ended December 31,
	2003	2004	2005
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate ranges	1.5% - 2.5%	2.2% - 3.1%	3.7% - 4.6%
Expected volatility(1)	62%	50%	35%
Expected life (in years)(2)	3.0	3.5	3.8

(1)                 Up to September 30, 2005, the Company used an equally weighted average of trailing volatility and market based implied volatility for the computation.  Since October 1, 2005 the Company began exclusively using market based implied volatility for the computation.

(2)                 For the year ended December 31, 2003 the stock compensation expense amounts have been adjusted to reflect lower calculated fair values for employee stock options, which resulted in an increase of $33 million ($0.02 per share) in the pro forma net income.  This adjustment was required as the Company’s estimate of the fair value of employee stock options was incorrectly based on a five-and-one-half year expected life rather than the three year expected life intended by management.

Note 13 COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.   The Company leases office space and data centers under operating lease agreements with original lease periods up to 23 years which expire between 2006 and 2027.

The Company has entered into the following material lease agreements with minimum lease commitments as of December 31, 2005.

•       In 2004, the Company entered into a 23 year lease agreement for office space in Sunnyvale, California with a total expected minimum lease commitment of approximately $149 million over the lease term and a remaining minimum lease commitment of approximately $143 million as of December 31, 2005.  The Company has the option to renew the lease for two additional five year terms and the right of first offer to purchase the leased office space if the lessor sells the building.

•       In 2005, the Company entered into two ten year lease agreements for data centers in the eastern United States with total expected minimum lease commitments of approximately $280 million over the lease terms and remaining minimum lease commitments of approximately $278 million as of December 31, 2005.  The Company has the option to renew each of these leases for an additional five years and also has a right of expansion for any additional lease space that becomes available.

•       In 2005, the Company entered into three ten year lease agreement for office space in Southern California with total expected minimum lease commitments of approximately $153 million over the lease terms and remaining minimum lease commitments of approximately $152 million as of December 31, 2005.  In each of these leases, the Company has the option to renew for two additional terms of three to five years as well as the right of expansion for any additional lease space that becomes available.  Further, in the case of two of these leases, the Company has the right of first offer to purchase the leased office space if the lessor sells the building.

Rent expense for all operating leases was approximately $21 million, $34 million, and $55 million for 2003, 2004, and 2005, respectively.

Many of the Company’s leases contain one or more of the following options which the Company can exercise at the end of the initial lease term: (a) renewal of the lease for a defined number of years at the then fair market rental rate or at a slight discount to the fair market rental rate; (b) purchase of the property at the then fair market value; or (c) right of first offer to lease additional space that becomes available.

Net lease commitments as of December 31, 2005 can be summarized as follows (in millions):

Years Ending December 31,	Gross lease commitments	Sublease income	Net lease Commitments
2006	$75	$(4)	$71
2007	86	—	86
2008	92	(1)	91
2009	91	—	91
2010	80	—	80
Due after 5 years	414	(1)	413
Total net lease commitments	$838	$(6)	$832

Other Commitments.   In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties.  In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company has also agreed to indemnify certain former officers and directors of acquired companies in connection with the acquisition of such companies.  The Company maintains director and officer insurance which may cover certain liabilities arising from its obligation to indemnify its directors and officers and former directors and officers of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Such indemnification agreements may not be subject to maximum loss clauses.  Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its consolidated financial statements.

On April 21, 2003, Overture completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria.  The earn-out payment is not included in the contractual obligations table.

Contractual Obligations.   The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2005 (in millions):

	Payments due by period
	Total	Due in 2006	Due in 2007-2008	Due in 2009-2010	Due in 2011 or after
Long-term debt(1)	$750	$—	$750	$—	$—
Operating lease obligations	832	71	177	171	413
Affiliate commitments(2)	211	199	12	—	—
Total contractual obligations	$1,793	$270	$939	$171	$413

(1)                 The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events.  Upon conversion, the Company has the right to deliver cash in lieu of common stock.  See Note 9—“Long-Term Debt” for additional information related to the long-term debt.

(2)                 The Company is obligated to make payments under contracts to provide sponsored search services to its affiliates, which represent traffic acquisition costs.

As of December 31, 2004 and 2005, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships.

Contingencies.   From time to time, third parties assert patent infringement claims against the Company.  Currently, the Company is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.  In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights, and a variety of claims, including claims alleging defamation or invasion of privacy, arising in connection with its e-mail, message boards, auction sites, shopping services, and other communications and community features.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording

Corporation filed a lawsuit alleging copyright infringement against LAUNCH in the United States District Court for the Southern District of New York.  The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement.  After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH.  In June 2001, LAUNCH settled the LAUNCH litigation as to UMG Recordings, Inc.  The Company’s acquisition of LAUNCH closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of the Company.  The Company and LAUNCH do not believe that LAUNCH has infringed any rights of plaintiffs and intend to vigorously contest the lawsuit.  In January 2003, LAUNCH settled the LAUNCH litigation as to Sony Music Entertainment, Inc.  In October 2003, LAUNCH settled the litigation as to Capitol Records, Inc. and Virgin Records America, Inc.  Accordingly, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding.  On March 16, 2004 the plaintiff filed motions for partial summary judgment on the issues of willful infringement and whether the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act.  LAUNCH filed its opposition to the motions for partial summary judgment on April 30, 2004, and a hearing on the motions was held on June 18, 2004.  On November 4, 2005, the Court issued an order denying the plaintiff’s summary judgment motions as to infringement and willful infringement.  A trial date is currently set for June 2006.  The Company does not believe it is feasible to predict or determine the outcome or resolution of the remaining LAUNCH litigation at this time.  The range of possible resolutions of such LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  On August 31, 2005, the Court entered an order confirming its preliminary approval of a settlement proposal made by plaintiffs, which includes settlement of, and release of claims against, the issuer defendants, including Overture.  A hearing on the fairness of the settlement to the shareholder class is currently set for April 24, 2006.  If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and will continue to defend the case vigorously.

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

Note 14 LITIGATION SETTLEMENT

In April 2002, the Company’s wholly owned subsidiary, Overture, filed a lawsuit against Google Inc. (“Google”) in the United States District Court for the Northern District of California with respect to a patent which protected various features and innovations relating to bid-for-performance products and Overture’s pay-for-performance (sponsored) search technologies.  In addition, the Company had a second dispute with Google concerning the shares issuable to the Company pursuant to a warrant held by the Company to purchase Google shares that were received in connection with a June 2000 services agreement.

In August 2004, Google issued 2.7 million shares of Class A common stock in settlement of the two disputes.  The Company agreed to dismiss the 361 patent lawsuits and granted to Google a fully-paid license to the 361 patent as well as several related patent applications held by Overture.  The Company allocated the 2.7 million shares between the two disputes, based on the relative fair values of the two disputes, including consideration of a valuation performed by a third party.  A portion of the shares allocated to the patent dispute has been recorded as an adjustment to goodwill for the period that the patents were in effect prior to Overture’s acquisition by the Company.  The portion of the shares received for the settlement of the patent dispute which has been allocated to future periods has been recorded in deferred revenue on the consolidated balance sheets and will be recognized as fees revenues over the remaining life of the patent, approximately 12 years.  The shares allocated to the warrant dispute settlement did not have an income statement effect as the fair value of the warrant was recorded at the time the services were performed based on the fair value of the services rendered.

During the year ended December 31, 2004, the Company disposed of approximately 4.0 million shares of Google and realized gains of $413 million, net of selling costs, which were included in other income, net on the consolidated statements of operations.  During the year ended December 31, 2005 the Company sold the remaining Google shares and realized gains of $961 million, which were recorded in other income, net.

Note 15 SEGMENTS

The Company manages its business geographically.  The primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation and amortization for making financial decisions and allocating resources.  Segment operating income before depreciation and amortization includes income from operations before depreciation, amortization of intangible assets and amortization of stock compensation expense.  Management believes that segment operating income before depreciation and amortization is an appropriate measure for evaluating the operational performance of the Company’s segments.  However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2003	2004	2005
Revenues by segment:
United States	$1,355,153	$2,653,437	$3,667,509
International	269,944	921,080	1,590,159
Total revenues	$1,625,097	$3,574,517	$5,257,668
Segment operating income before depreciation and amortization:
United States	$441,372	$891,103	$1,219,539
International	36,011	140,809	337,799
Total segment operating income before depreciation and amortization	477,383	1,031,912	1,557,338
Corporate and unallocated operating costs and expenses:
Depreciation and amortization	(159,688)	(311,041)	(397,142)
Stock compensation expense	(22,029)	(32,290)	(52,471)
Income from operations	$295,666	$688,581	$1,107,725
Capital expenditures, net:
United States	$94,305	$190,461	$336,450
International	23,024	55,040	72,484
Total capital expenditures, net	$117,329	$245,501	$408,934

	December 31,
	2004	2005
Property and equipment, net:
United States	$461,623	$613,426
International	70,073	84,096
Total property and equipment, net	$531,696	$697,522

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in 2003, 2004, and 2005.

The following table presents revenues for groups of similar services (in thousands):

	Years Ended December 31,
	2003	2004	2005
Marketing services (1)	$1,321,938	$3,127,229	$4,593,972
Fees	303,159	447,288	663,696
Total revenues	$1,625,097	$3,574,517	$5,257,668

(1)                 The Company reclassified previously reported marketing services revenue of $5 million and $22 million, respectively, as fees revenue for the years ended December 31, 2003 and 2004 in order to refine the alignment of revenue sources with these classifications.

Revenues from the Company’s agreements with Overture were included in marketing services for the period from January 1, 2003 through October 7, 2003.  Revenues from Overture for the period from January 1, 2003 through October 7, 2003, amounted to 12 percent of total revenues for the year ended December 31, 2003.

Note 16 RELATED PARTY TRANSACTIONS

The Company and other third parties are limited partners in Softbank Capital Partners LP (“Softbank Capital”), a venture capital fund which is an affiliate of SOFTBANK.  A Managing Partner of Softbank Capital is also a member of the Company’s Board of Directors.  The total investment by the Company in Softbank Capital is approximately $36 million and represents less than a 5 percent holding in Softbank Capital.  A significant portion of this investment has been impaired by the Company, with the remaining value included on the consolidated balance sheets in other assets.  Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

Revenue from related parties, excluding Yahoo! Japan, represented no more than 1 percent of the total revenue in the years ended December 31, 2003, 2004, and 2005.  Management believes that prices on agreements with related parties were comparable to those with other similarly situated customers of the Company.

See Note 4 — “Investments in Equity Interests” for additional information related to transactions involving Yahoo! Japan.

Note 17 SUBSEQUENT EVENTS

Joint Venture with Seven Networks Limited.   On January 29, 2006, the Company and Seven Network Limited (“Seven”), a leading Australian media company, completed a strategic partnership in which the Company contributed its Australian Internet business, Yahoo! Australia and New Zealand, and Seven contributed its online assets, television and magazine content, an option to purchase its 33 percent ownership interest in mobile solutions provider m.Net Corporation Ltd, and cash of AUD $10 million (approximately $7 million).  The Company has a 50 percent equity ownership interest in the newly formed entity, which will operate as “Yahoo!7.”  Pursuant to a shareholders agreement and a power of attorney granted by Seven to vote certain of its shares, the Company has the right to vote 50.1 percent of the outstanding voting interests in Yahoo!7 and control over the day-to-day operations and will therefore consolidate Yahoo!7’s results.

Structured Stock Repurchase.   Subsequent to December 31, 2005, the Company received $272 million in cash from the settlement of a structured stock repurchase transaction of $250 million entered into in July 2005 and 3 million shares at an average price of $36.60 per share from a $110 million transaction entered into in November 2005.  Additionally, subsequent to December 31, 2005, the Company entered into $250 million in structured stock repurchase transactions in tranches of $50 million and $200 million which will mature in July 2006.  On the maturity dates if the market price of Yahoo! common stock is at or above $34.50 for the $200 million tranche and $33.90 for the $50 million tranche, the Company will have its investment returned with a premium, otherwise the Company will repurchase up to an aggregate of 8 million shares.

Stock Repurchase Transactions.   Subsequent to December 31, 2005, the Company repurchased 19 million shares of its common stock under the current stock repurchase program at an average price of $33.51 per share, for a total amount of $639 million.

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2004, and 2005
(in thousands)

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of Recoveries	Balance at End of Year
Accounts receivable
Allowance for doubtful accounts
2003	$23,852	$10,625	$(2,516)	$31,961
2004	31,961	11,487	(9,233)	34,215
2005	34,215	14,692	(7,050)	41,857

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts(1)	Balance at End of Year
Deferred income tax asset
Valuation allowance
2003	$1,560,075	$8,516	$90,960	$1,659,551
2004	1,659,551	(40,612)	(265,191)	1,353,748
2005	1,353,748	16,342	137,758	1,507,848

(1)                Amounts not charged (credited) to expenses were charged (credited) to equity or goodwill.

Selected Quarterly Financial Data
(unaudited)  (in thousands, except per share amounts)

	Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$757,786	$832,299	$906,715	$1,077,717	$1,173,742	$1,252,997	$1,329,929	$1,501,000
Gross profit	$466,825	$524,974	$563,789	$676,591	$706,818	$752,839	$795,548	$906,262
Net income(1)	$101,212	$112,512	$253,305	$372,524	$204,560	$754,689	$253,773	$683,208
Net income per share — basic(1)	$0.08	$0.08	$0.19	$0.27	$0.15	$0.54	$0.18	$0.48
Net income per share — diluted(1)	$0.07	$0.08	$0.17	$0.25	$0.14	$0.51	$0.17	$0.46
Shares used in per share calculation — basic	1,328,154	1,347,459	1,361,136	1,377,007	1,384,958	1,395,596	1,405,012	1,416,118
Shares used in per share calculation — diluted	1,426,548	1,449,707	1,458,610	1,475,131	1,477,811	1,484,200	1,486,876	1,496,942

(1)                The net income includes gains, net of tax, for the quarters ended September 30, 2004, December 31, 2004 and June 30, 2005 of $129 million, or $0.09 per basic and diluted share, $185 million or $0.13 per basic and diluted share net of tax, $573 million or $0.41 per basic and $0.39 per diluted share, respectively related to sales of an investment.  The net income for the quarter ended December 31, 2005 includes a gain, net of tax, of $205 million or $0.15 per basic share and $0.14 per diluted share with respect to the divestiture of Yahoo! China and a tax benefit of $248 million or $0.18 per basic share and $0.17 per diluted share with respect to a subsidiary restructuring transaction.  The quarterly tax impact on the gains has been calculated using the annual effective tax rate determined at the end of the respective years.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2005.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report which appears on page 58.

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

Item 9B.               Other Information

None.

Part III

Item 10.                 Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 11.                 Executive Compensation

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the  fiscal year ended December 31, 2005.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 13.                 Certain Relationships and Related Transactions

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(b)         Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
2.1

Stock Purchase and Contribution Agreement, dated as of August 10, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005 and incorporated herein by reference.)

2.2

Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed October 27, 2005 [the October 27, 2005 Form 8-K] and incorporated herein by reference.)

2.3

Tao Bao Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc., SOFTBANK CORP. and SB TB Holding Limited (filed as Exhibit 2.3 to the October 27, 2005 Form 8-K and incorporated herein by reference.)

2.4

Secondary Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc. and certain shareholders of Alibaba.com Corporation (filed as Exhibit 2.4 to the October 27, 2005 Form 8-K and incorporated herein by reference.)

2.5

Shareholders Agreement, dated as of October 24, 2005, by and among Alibaba.com Corporation, Yahoo! Inc., SOFTBANK CORP., the Management Members, and the other shareholders named therein (filed as Exhibit 2.5 to the October 27, 2005 Form 8-K and incorporated herein by reference.)

3.1

Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended Bylaws of Registrant (Filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed on March 5, 2002 [the March 5, 2002 Form S-8] and incorporated herein by reference.)
4.1

Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)

4.2	Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3**	Form of Senior Note
4.4**	Form of Subordinated Note
4.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6	Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7**	Form of Warrant Agreement (together with Form of Warrant Certificate.)

4.8

Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)

4.9

Indenture, dated as of April 9, 2003 by and between the Registrant and U. S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)

4.10

Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)

10.1+

Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.)

10.2+

Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 4, 2005 [the 2005 Proxy Statement] and incorporated herein by reference), Form of Stock Option Agreement thereunder (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 25, 2005 [the May 25, 2005 Form 8-K] and incorporated herein by reference), Form of Restricted Stock Award Agreement thereunder (Filed as Exhibit 10.3 to the May 25, 2005 Form 8-K and incorporated herein by reference) and Form of Restricted Stock Unit Award Agreement thereunder (Filed as Exhibit 10.33) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)

10.3+

Form of Management Continuity Agreement with certain of the Registrant’s Executive Officers (Filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)

10.4*+	Amended and Restated 1996 Employee Stock Purchase Plan and Form of subscription agreement.
10.5

Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Option Plan, as amended (Filed as Annex B to the 2005 Proxy Statement and incorporated herein by reference) and Form of option agreement thereunder (Filed as Exhibit 10.21 to the SB-2 Registration Statement and incorporated herein by reference.)

10.6

Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.7

Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3 filed on December 23, 2002 [the December 23, 2002 Form S-3] and incorporated herein by reference.)

10.8

Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.9

Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the November 27, 2002 Form S-3 and incorporated herein by reference.)

10.10+

Employment Letter, dated as of March 19, 2001, between the Registrant and Gregory Coleman (Filed as Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference.)

10.11+

Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [the June 30, 2001 10-Q] and incorporated herein by reference.)

10.12+	Stock Purchase Agreement, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.40 to the June 30, 2001 10-Q and incorporated herein by reference.)
10.13

Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp.  (Filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

10.14+

Employment agreement between Registrant and Daniel Rosensweig dated April 23, 2002 (Filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [the June 30, 2002 10-Q] and incorporated herein by reference.)

10.15+	Recourse Promissory Note executed by Daniel Rosensweig for the benefit of Registrant (Filed as Exhibit 10.42 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.16+	Yahoo! Key Executive New Hire Retention Plan (Filed as Exhibit 10.43 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.17+	Key Executive New Hire Retention Agreement between the Registrant and Daniel Rosensweig (Filed as Exhibit 10.44 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.18+

Employment Letter, dated as of March 20, 2003 between the Registrant and Gregory Coleman (Filed as Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference.)

10.19

Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004 (Filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.)

10.20+

Employment Letter, dated October 29, 2004, between the Registrant and Michael Murray (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [the December 31, 2004 10-K] and incorporated herein by reference.)

10.21

Amendment No. 2 to Yahoo! Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.30 to the December 31, 2004 10-K and incorporated herein by reference.)

10.22*+	Summary of Compensation Payable to Named Executive Officers
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K.)
31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006.
32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated March 3, 2006.

*                     Filed herewith.

**               To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

+                  Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2006.

YAHOO! INC.
By:	/s/ SUSAN DECKER
Susan Decker Executive Vice President, Finance and Administration and Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terry Semel and Susan Decker, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ TERRY SEMEL	Chairman and Chief Executive Officer (Principal	March 3, 2006
Terry Semel	Executive Officer)
/s/ SUSAN DECKER	Executive Vice President, Finance and	March 3, 2006
Susan Decker	Administration and Chief Financial Officer (Principal Financial Officer)
/s/ MICHAEL MURRAY	Senior Vice President, Finance and Chief	March 3, 2006
Michael Murray	Accounting Officer (Principal Accounting Officer)
/s/ ROY BOSTOCK	Director	March 3, 2006
Roy Bostock
/s/ RONALD BURKLE	Director	March 3, 2006
Ronald W. Burkle
/s/ ERIC HIPPEAU	Director	March 3, 2006
Eric Hippeau
/s/ VYOMESH JOSHI	Director	March 3, 2006
Vyomesh Joshi
/s/ ARTHUR KERN	Director	March 3, 2006
Arthur Kern

Signature	Title	Date
/s/ ROBERT KOTICK	Director	March 3, 2006
Robert Kotick
/s/ EDWARD KOZEL	Director	March 3, 2006
Edward Kozel
/s/ GARY WILSON	Director	March 3, 2006
Gary Wilson
/s/ JERRY YANG	Director	March 3, 2006
Jerry Yang