Form 10-Q
period 2006-03-31
YAHOO INC
filed 2006-05-05
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2006
Common stock, $0.001 par value	1,408,803,494

YAHOO! INC.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Operations

(unaudited, in thousands except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2006

Revenues	$1,173,742	$1,567,055
Cost of revenues (*)	466,924	657,943
Gross profit	706,818	909,112

Operating expenses:
Sales and marketing (*)	232,009	331,160
Product development (*)	122,611	217,577
General and administrative (*)	78,259	128,305
Amortization of intangibles	26,576	30,858
Total operating expenses	459,455	707,900

Income from operations	247,363	201,212
Other income, net	49,994	35,436
Income before income taxes, earnings in equity interests and minority interests	297,357	236,648
Provision for income taxes	(120,435)	(102,932)
Earnings in equity interests	29,378	26,437
Minority interests in operations of consolidated subsidiaries	(1,740)	(294)
Net income	$204,560	$159,859

Net income per share—basic	$0.15	$0.11

Net income per share—diluted	$0.14	$0.11

Shares used in per share calculation—basic	1,384,958	1,417,917

Shares used in per share calculation—diluted	1,477,811	1,493,307

Stock-based compensation expense by function (*):
Cost of revenues	$—	$1,685
Sales and marketing	1,490	38,867
Product development	3,262	37,717
General and administrative	4,714	30,372

Total stock-based compensation expense	$9,466	$108,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*)  Cost of revenues and expenses for the three months ended March 31, 2006 include stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R, which the Company adopted on January 1, 2006.  See Note 10 to the condensed consolidated financial statements for additional information.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except par values)

	December 31, 2005	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,429,693	$1,362,095
Marketable debt securities	1,131,141	1,066,396
Accounts receivable, net	721,723	766,511
Prepaid expenses and other current assets	166,976	171,855
Total current assets	3,449,533	3,366,857
Long-term marketable debt securities	1,439,014	1,404,990
Property and equipment, net	697,522	774,952
Goodwill	2,895,557	2,925,909
Intangible assets, net	534,615	501,396
Other assets	57,192	66,364
Investment in equity interests	1,758,401	1,784,940
Total assets	$10,831,834	$10,825,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,291	$107,689
Accrued expenses and other current liabilities	827,589	877,997
Deferred revenue	306,172	323,743
Total current liabilities	1,204,052	1,309,429
Long-term deferred revenue	67,792	66,404
Long-term debt	749,995	749,993
Other long-term liabilities	243,580	246,842
Minority interests in consolidated subsidiaries	—	7,638

Stockholders’ equity:
Common Stock, $0.001 par value; 5,000,000 shares authorized; 1,430,162 and 1,414,422 issued and outstanding, respectively	1,470	1,476
Additional paid-in capital	6,417,858	6,622,578
Deferred stock-based compensation	(235,394)	—
Treasury stock	(547,723)	(1,296,621)
Retained earnings	2,966,169	3,126,028
Accumulated other comprehensive income (loss)	(35,965)	(8,359)
Total stockholders’ equity	8,566,415	8,445,102
Total liabilities and stockholders’ equity	$10,831,834	$10,825,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$204,560	$159,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,030	68,614
Amortization of intangible assets	40,203	56,465
Stock-based compensation expense	9,466	108,641
Tax benefits from stock-based compensation	107,527	79,745
Excess tax benefits from stock-based compensation	—	(99,812)
Earnings in equity interests	(29,378)	(26,437)
Minority interests in operations of consolidated subsidiaries	1,740	294
Gains from sales of investments, assets, and other, net	(14,268)	(7,277)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(30,417)	(40,101)
Prepaid expenses and other	19,108	(11,359)
Accounts payable	(24,626)	35,653
Accrued expenses and other liabilities	45,219	46,269
Deferred revenue	8,551	14,327
Net cash provided by operating activities	385,715	384,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(68,149)	(141,747)
Purchases of marketable debt securities	(1,636,760)	(334,762)
Proceeds from sales and maturities of marketable debt securities	1,777,385	435,995
Acquisitions, net of cash acquired	(53,970)	5,504
Proceeds from sales of marketable equity securities	11,382	—
Other investing activities, net	11,318	(345)
Net cash provided by (used in) investing activities	41,206	(35,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	90,304	87,519
Repurchases of common stock	(164,895)	(638,898)
Structured stock repurchases, net	(96,202)	22,295
Excess tax benefits from stock-based compensation	—	99,812
Other financing activities, net	800	—
Net cash provided by (used in) financing activities	(169,993)	(429,272)
Effect of exchange rate changes on cash and cash equivalents	10,259	12,148

Net change in cash and cash equivalents	267,187	(67,598)
Cash and cash equivalents at beginning of period	823,723	1,429,693
Cash and cash equivalents at end of period	$1,090,910	$1,362,095

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows. (Continued)

(unaudited, in thousands)

Supplemental cash flow disclosures:

Acquisition-related activities:

	Three Months Ended
	March 31, 2005	March 31, 2006

Cash paid for acquisitions	$53,997	$2,023
Cash acquired in acquisitions	(27)	(7,527)
	$53,970	$(5,504)

Fair value of common stock, restricted stock and stock options issued in connection with acquisitions	$37,766	$—

See Note 3—“Acquisitions” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”) is a leading global Internet brand and one of the most trafficked Internet destinations worldwide.  Yahoo! seeks to provide Internet services that are essential and relevant to users and businesses through the provision of online properties (collectively referred to as the “Yahoo! Properties”) to Internet users and a range of tools and marketing solutions for businesses to market to that community of users.

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Yahoo! and its majority-owned or otherwise controlled subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as Investments in equity interests on the condensed consolidated balance sheets.  The Company has included the results of operations of acquired companies from the closing date of the acquisition.

Certain prior period amounts have been reclassified to conform to the current period presentation.  The Company has changed the classification of amortization expense related to developed technology and patents in the condensed consolidated statements of operations.  Amortization expense of $14 million for the three months ended March 31, 2005, was previously included as part of operating expenses and has been reclassified to cost of revenues.  Amortization expense included in cost of revenues for the three months ended March 31, 2006 was $26 million.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, investments in equity interests, income taxes, and contingencies.  In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock options granted.  The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.  Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  However, the Company believes the disclosures are adequate to make the information presented not misleading.

Recent Accounting Pronouncement

Stock-Based Compensation.  Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS 123R”), and the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R.  For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $109 million which reduced gross profit by $2 million, income from operations by $109 million, and net income by $71 million.  The impact on basic and diluted net income per share for the three months ended March 31, 2006 was $0.05 and $0.04 respectively.  The Company also capitalized $2 million of stock-based compensation expense in the three months ended March 31, 2006 which is now part of property and equipment, net on the condensed consolidated balance sheet.  For the three months ended March 31, 2005, the Company recognized $9 million of stock-based compensation expense under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits from stock-based compensation as cash flow from operating activities.  Upon the adoption of SFAS 123R, the benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards are now classified as cash flows from financing activities.  See Note 10—“Stock-Based Compensation” for further information.

Note 2 BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method).  For the three months ended March 31, 2005 and 2006, approximately 61 million and 83 million options to purchase common stock, respectively were excluded from the calculation, as they were anti-dilutive.  See Note 9—“Long-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2005	March 31, 2006

Numerator:
Net income	$204,560	$159,859

Denominator:
Weighted average common shares	1,387,051	1,422,786
Weighted average unvested restricted stock subject to repurchase	(2,093)	(4,869)
Denominator for basic calculation	1,384,958	1,417,917

Weighted average effect of dilutive securities:
Employee stock options	54,910	37,351
Convertible notes	36,585	36,585
Restricted stock awards	1,358	1,454
Denominator for diluted calculation	1,477,811	1,493,307
Net income per share – basic	$0.15	$0.11
Net income per share – diluted	$0.14	$0.11

Note 3 ACQUISITIONS

Transactions completed in 2005

Verdisoft Corporation.   On February 11, 2005, the Company acquired Verdisoft Corporation (“Verdisoft”), a software development company.  The acquisition of Verdisoft enhanced the Company’s platform for delivering content and services to mobile devices as part of the Company’s strategy to provide users with seamless access to its network.  The transaction was treated as an asset acquisition for accounting purposes and therefore no goodwill was recorded.  The purchase price was $58 million and consisted of $54 million in cash consideration, $3 million related to stock options exchanged and $1 million of direct transaction costs.  In connection with the acquisition, the Company also issued approximately 1 million shares of restricted stock valued at $35 million that will be recognized as expense over three years as the Company’s right to repurchase these shares lapses on the third anniversary of the date of grant.  For accounting purposes,  $93 million was allocated to amortizable intangible assets, $37 million to liabilities, primarily deferred income tax liabilities, and $2 million to deferred stock-based compensation (which has been netted against additional paid in-capital upon the adoption of SFAS 123R).  The amortizable intangible assets have useful lives not exceeding four years and a weighted average useful life of approximately 3 years.

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

The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

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

Other Acquisitions—Business Combinations.   During the year ended December 31, 2005, the Company acquired four other companies which were accounted for as business combinations.  The total purchase price for these four acquisitions was $79 million and consisted of $73 million in cash consideration, $3 million related to stock options exchanged and $3 million of direct transaction costs.  The total cash consideration of $73 million less cash acquired of $3 million resulted in net cash outlay of $70 million.  Of the purchase price, $58 million was allocated to goodwill, $32 million to amortizable intangible assets and $11 million to net assumed liabilities.  Approximately $1 million was allocated to in-process research and development and expensed in the condensed consolidated statements of operations.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

During 2005, the Company also made a strategic investment in Alibaba.com Corporation (“Alibaba”)—see Note 4—“Investments in Equity Interests” and completed immaterial asset acquisitions that did not qualify as business combinations.

Transactions completed in 2006

Seven Networks Limited.  On January 29, 2006, the Company and Seven Network Limited (“Seven”), a leading Australian media company, completed a strategic partnership in which the Company contributed its Australian Internet business, Yahoo! Australia and New Zealand (“Yahoo! Australia”), and Seven contributed its online assets, television and magazine content, an option to purchase its 33 percent ownership interest in mobile solutions provider m.Net Corporation Ltd, and cash of AUD $10 million.  The Company believes this strategic partnership and the contribution of the respective businesses with their rich media and entertainment content will create a comprehensive and engaging online experience for local users and advertisers.  The Company obtained a 50 percent equity ownership interest in the newly formed entity, which operates as “Yahoo!7.”  Pursuant to a shareholders agreement and a power of attorney granted by Seven to vote certain of its shares, the Company has the right to vote 50.1 percent of the outstanding voting interests in Yahoo!7 and control over the day-to-day operations and therefore consolidates Yahoo!7, which includes the operations of Yahoo! Australia.  For accounting purposes, Yahoo! is considered to have acquired the assets contributed by Seven in exchange for 50 percent of the ownership of Yahoo! Australia.  Accordingly, the Company will account for this transaction in accordance with SFAS No. 141 “Business Combinations.”  The total estimated purchase price was $34 million including direct transaction costs of $2 million.

The preliminary allocation of the purchase price of the Company's share of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$3,763
Other tangible assets acquired	2,400
Amortizable intangible assets:
Customer contracts, related relationships and developed technology and patents	18,600
Goodwill	15,034
Total assets acquired	39,797
Deferred income taxes	(5,580)
Total	$34,217

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of seven years.  No amounts have been allocated to in-process research and development and approximately $15 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.  The preliminary allocation of the purchase price is subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

As a result of this transaction, the Company’s ownership in Yahoo! Australia, which is now part of Yahoo!7, decreased to 50 percent.  The Company effectively recognized a non-cash gain of approximately $30 million representing the difference between the fair value of Yahoo! Australia and its carrying value adjusted for the Company’s continued ownership in Yahoo!7.  This non-cash gain was treated as a capital transaction and recorded as additional paid-in capital because of certain future events that could affect actual realization of the gain.  The Company also recorded a minority interest of $8 million related to its reduced ownership of Yahoo! Australia and Seven’s retained interest in their contributed assets.

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investment in equity interests (dollars in thousands):

	December 31, 2005	March 31, 2006	Percent Ownership
Alibaba	$1,408,716	$1,399,160	46%
Yahoo! Japan	349,685	385,780	34%
Total	$1,758,401	$1,784,940

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

As of March 31, 2006, the difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,399,160
Proportionate share of net assets of Alibaba	881,268
Excess of carrying value of investment over proportionate share of net assets	$517,892

The excess carrying value has been primarily assigned to:
Goodwill	$437,261
Amortizable intangible assets	83,547
Deferred income taxes	(2,916)
Total	$517,892

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

The investment in Alibaba is being accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets and goodwill are classified as part of the Investment in equity interests balance on the condensed consolidated balance sheets.  The Company records its share of the results of Alibaba and any related amortization expense, one quarter in arrears within earnings in equity interests.  Following the acquisition date, Yahoo! China has not been included in the Company’s consolidated results but has been included within earnings in equity interests to the extent of the Company’s continued ownership in Alibaba.  The results and operations of Yahoo! China were not material to the consolidated results of the Company for the three months ended March 31, 2005.  In connection with the transaction, in the fourth quarter of 2005, the Company also recorded a non-cash gain of $338 million in other income, net based on the difference between the fair value of Yahoo! China and its carrying value adjusted for the Company’s continued ownership in the newly combined entity.  As described above, the Company’s interest in Alibaba may be diluted from approximately 46 percent to 40 percent.  The Company will recognize further non-cash gains as such dilution occurs.

The Company also has commercial arrangements with Alibaba to provide technical and development services. For the three months ended March 31, 2006, these transactions were not material.

Equity Investment in Yahoo! Japan.   During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed.  Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan.  The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs and license fees.  The net cost of these arrangements was approximately $34 million and $60 million for the three months ended March 31, 2005 and 2006, respectively.

The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests.  The following table presents Yahoo! Japan’s condensed operating financial information, as derived from the Yahoo! Japan income statements for the three months ended December 31, 2004, and 2005 (in thousands):

	Three Months Ended
	December 31, 2004	December 31, 2005
Operating data
Revenues	$293,035	$397,519
Gross profit	$271,903	$361,272
Income from operations	$146,286	$180,107
Net income	$87,556	$107,827

The differences between United States and Japanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.

Note 5 GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2006	$1,720,752	$1,174,805	$2,895,557
Acquisitions and other*	1,284	13,870	15,154
Foreign currency translation adjustments	—	15,198	15,198
Balance as of March 31, 2006	$1,722,036	$1,203,873	$2,925,909

*                               Other primarily includes certain purchase price adjustments that affect existing goodwill.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2005	March 31, 2006
	Net	Gross carrying amount	Accumulated amortization*	Net

Trademark, trade name and domain name	$122,657	$185,657	$(66,236)	$119,421
Customer, affiliate, and advertiser related relationships	159,442	367,339	(211,672)	155,667
Developed technology and patents	252,516	370,807	(144,499)	226,308
Total intangible assets, net	$534,615	$923,803	$(422,407)	$501,396

*                               Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $4 million as of March 31, 2006.

The Company recognized amortization expense for intangible assets of approximately $40 million and $56 million for the three months ended March 31, 2005 and 2006, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: nine months ending December 31, 2006: $160 million; 2007: $171 million; 2008: $116 million; 2009: $35 million 2010: $10 million, and thereafter: $9 million.

Note 7 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2006

Interest and investment income	$23,772	$35,477
Investment gains (losses), net	19,134	771
Other	7,088	(812)

Total other income, net	$49,994	$35,436

Investment gains (losses), net include realized investment gains, realized investment losses, realized gains on derivatives, and impairment charges related to declines in values of publicly traded and privately held companies judged to be other than temporary.  Investment gains (losses) include gains in the amounts of $19 million in the three months ended March 31, 2005 related to the sale of non-strategic marketable equity security investments.

Note 8 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2006

Net income	$204,560	$159,859

Change in net unrealized gains /losses on available-for-sale securities, net of tax and reclassification adjustments	(44,695)	12,869
Foreign currency translation adjustment	(2,925)	14,737
Other comprehensive income (loss)	(47,620)	27,606

Comprehensive income	$156,940	$187,465

The following table summarizes the components of accumulated other comprehensive income (loss) (in thousands):

	December 31, 2005	March 31, 2006

Unrealized gains (losses) on available-for-sale securities, net of tax	$(16,218)	$(3,349)
Cumulative foreign currency translation adjustment	(19,747)	(5,010)

Accumulated other comprehensive income (loss)	$(35,965)	$(8,359)

Note 9 LONG-TERM DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, which resulted in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the condensed consolidated balance sheets in other assets.  As of  March 31, 2006, $7 million of the transaction fees remain to be amortized.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of March 31, 2006, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning on April 1, 2006 and ending on June 30, 2006.  During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.  The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

As of March 31, 2006 the fair value of the Notes was approximately $1.2 billion based on quoted market prices.  The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 10 STOCK-BASED COMPENSATION

Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No.148 “Accounting for Stock-Based Compensation—Transition and Disclosures.”  Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with business combinations and other equity-based awards issued by the Company.  Options granted with exercise prices equal to the grant date fair value of the Company’s stock have no intrinsic value and therefore no expense was recorded for these options under APB 25.  For stock options whose exercise price was below the grant date fair value of the Company’s stock (principally options assumed in business combinations), the difference between the exercise price and the grant date fair value of the Company’s stock was expensed over the service period (generally the vesting period) using an accelerated amortization approach in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Other equity-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value was recognized as an expense over the corresponding service period.

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R.  Under SFAS 123R, stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period.  These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.  For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period.  SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital.  As of December 31, 2005, there was a balance of $235 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

For the three months ended March 31, 2006, the Company recorded stock-based compensation expense of $109 million which reduced gross profit by $2 million, income from operations by $109 million, and net income by $71 million.  The Company also capitalized $2 million of stock-based compensation expense in the three months ended March 31, 2006 which is now part of property and equipment, net on the condensed consolidated balance sheet.  The impact on basic and diluted net income per share for the three months ended March 31, 2006 was $0.05 and $0.04 respectively.  For the three months ended March 31, 2005, the Company recognized $9 million of stock-based compensation expense under the intrinsic value method.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three months ended March 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.  Upon adoption of FAS 123R for the three months ended March 31, 2006, the Company recorded a cumulative adjustment to account for the expected forfeitures of stock-based awards granted prior to January 1, 2006, for which the Company previously recorded an expense.  This adjustment was not material and was recorded as a reduction to the current period stock-based compensation expense.

Upon adoption of SFAS 123R, the Company has included as part of cash flows from financing activities the gross benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards for the options exercised during the three months ended March 31, 2006.  This amount is shown as a reduction to cash flow from operating activities and an increase to cash flow from financing activities.  Total cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.

Stock Plans.   The Company’s 1995 Stock Plan and stock option plans assumed through acquisitions are collectively referred to as the “Plans.”  The 1995 Stock Plan provides for the issuance of equity-based awards to employees, including executive officers and consultants.  The 1995 Stock Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, indexed options, and dividend equivalents.

Options granted under the 1995 Stock Plan before May 19, 2005 generally expire ten years after the grant date and options granted after May 19, 2005 generally expire seven years after the grant date.  Options generally become exercisable over a four-year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

Restricted stock awards generally vest upon meeting certain performance-based milestones or the passage of time, or a combination of both, and continued employment through the vesting period.  Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value is recognized as an expense over the corresponding service period.

The Plans provide for the issuance of a maximum of approximately 654 million shares of which 88 million were still available for issuance as of March 31, 2006.

The 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the issuance of up to approximately 9 million non-statutory stock options to non-employee directors of the Company of which approximately 5 million were still available for issuance as of March 31, 2006.  Options granted under the Directors’ Plan vest in equal monthly installments over four years for initial grants to new directors and over four years for annual grants, with 25 percent of such options vesting on the one-year anniversary of the date of grant and the remaining options vesting in equal monthly installments over the 36-month period thereafter.  Options under this plan generally expire ten years after the grant date.

Employee Stock Purchase Plan.   The Company has an Employee Stock Purchase Plan (the “Purchase Plan”), which allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations.  The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date.  The Purchase Plan provides for the issuance of a maximum of approximately 30 million shares of common stock of which 15 million shares were still available as at March 31, 2006.  For the three months ended March 31, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $14 million.  As of March 31, 2006, there was $34 million of unrecognized compensation cost related to the Purchase Plan which is expected to be recognized over a weighted average period of 1.1 years.

Stock option activity under the Company’s stock option plans for the three months ended March 31, 2006 is summarized as follows (in thousands, except per share amounts and as noted):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	182,694	$28.11
Options granted	3,391	$39.02
Options exercised	(6,522)	$13.67
Options cancelled/forfeited/expired	(4,020)	$38.28
Outstanding at March 31, 2006	175,543	$28.63	6.2	$1,474,225

Vested and expected to vest at March 31, 2006(1)	168,215	$28.41	6.1	$1,456,821

Exercisable at March 31, 2006	109,574	$27.70	5.4	$1,146,104

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on March 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all options had been exercised on March 31, 2006.  The total intrinsic value of options exercised in the three months ended March 31, 2006 was $144 million.  The weighted average grant date fair value of options granted in the three months ended March 31, 2005 and 2006 was $12.73 and $9.66, respectively.

As of March 31, 2006, there was $377 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 1.5 years.  The Company’s current practice is to issue new shares to satisfy share option exercise.

Cash received from option exercises and purchases under the Purchase Plan for the three months ended March 31, 2006 was $88 million.

Total tax benefit attributable to options exercised in the three months ended March 31, 2006 was $52 million.

The tax benefits from stock-based compensation of $80 million as reported on the condensed consolidated statement of cash flows represents the total amount of income tax benefit in the current period related to options exercised in current and prior periods, net of deferred tax benefits related to our current period stock-based compensation expense.

The excess tax benefits from stock-based compensation of $100 million as reported on the condensed consolidated statement of cash flows in financing activities represents the reduction, in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.  The excess tax benefits for the three months ended March 31, 2006 were comprised of $40 million related to options exercised during the three months ended March 31, 2006 and $60 million related to options exercised in prior periods.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan (5)
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2006	2005	2006
Expected dividend yield (1)	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate (2)	3.7%	4.6%	1.6%	4.6%
Expected volatility (3)	42%	32%	39%	30%
Expected life (in years) (4)	3.95	3.75	0.5-1.0	0.5-2.0

(1)	The Company has no history or expectation of paying dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)

The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater.  Up to September 30, 2005 including for the three months ended March 31, 2005, the Company used an equally weighted average of trailing volatility and market based implied volatility for the computation.

(4)

The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior.  The expected life of options granted under the Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)	Assumptions for the Purchase Plan relate to the most recent enrollment period. Enrollment is currently permitted in May and November of each year.

Restricted stock award activity for the three months ended March 31, 2006 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	7,666	$36.13
Granted	178	$34.98
Vested	(165)	$30.10
Forfeited	(169)	$29.20

Unvested at March 31, 2006	7,510	$36.39

As of March 31, 2006, there was $174 million of unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.  The total fair value of restricted stock awards vested during the three months ended March 31, 2006 and 2005 was $6 million and $5 million, respectively.

If the fair value based method under FAS 123, had been applied in measuring stock-based compensation expense for the three months ended March 31, 2005, the pro forma effect on net income and net income per share would have been as follows, as previously disclosed (in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net income:
As reported	$204,560
Add: Stock-based compensation expense included in reported net income, net of tax	5,680
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(57,046)
Pro forma net income	$153,194

Net income per share:
As reported—basic	$0.15
As reported—diluted	$0.14
Pro forma—basic	$0.11
Pro forma—diluted	$0.10

Note 11 STOCK REPURCHASE PROGRAMS

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

In the quarter ended March 31, 2006, the Company repurchased 22.1 million shares of common stock including 3 million shares received upon the maturity of a structured stock repurchase transaction.  The Company repurchased the shares at an average price of $33.93 per share.  Total cash consideration for the repurchased stock was $749 million including cash consideration of $639 million paid during the quarter ended March 31, 2006 and $110 million invested in a structured stock repurchase transaction entered into during the fourth quarter of 2005.  During the quarter ended March 31, 2006, the Company received $272 million in cash upon the settlement of a $250 million structured stock repurchase transaction entered into in 2005.  These shares are recorded as part of treasury stock.  Treasury stock is accounted for under the cost method.

In the quarter ended March 31, 2006, the Company entered into $250 million in structured stock repurchase transactions in two tranches of $200 million and $50 million respectively, which settle in cash or stock depending on the market price of Yahoo!’s common stock on the date of maturity.  These transactions will settle in the third quarter of 2006.  For the $200 million tranche, if the market price of Yahoo! common stock is at or above $34.50 the Company will have its investment returned with a premium.  If the market price is below $34.50, the Company will repurchase 6.4 million shares of its common stock.  For the $50 million tranche, if the market price of Yahoo! common stock is above $33.90 the Company will have its investment returned with a premium.  If the market price is at or below $33.90, the Company will repurchase 1.6 million shares of its common stock.

In aggregate as of March 31, 2006, there were outstanding structured stock repurchase transactions totaling $635 million which will mature in the second and third quarters of 2006 and could result in the repurchase of up to 20.1 million shares.  These outstanding transactions are recorded in stockholders’ equity on the condensed consolidated balance sheets.  See Note 14—“Subsequent Event” for additional information.

Note 12 COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.   The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2006 and 2027.

A summary of net lease commitments as of March 31, 2006 follows (in millions):

	Gross lease commitments	Sublease income	Net lease Commitments
Nine months ending December 31,2006	$63	$(3)	$60
Years ending December 31,
2007	95	(1)	94
2008	100	(1)	99
2009	95	(1)	94
2010	85	(1)	84
2011	71	—	71
Due after 5 years	358	—	358
Total net lease commitments	$867	$(7)	$860

Affiliate Commitments.  In connection with contracts to provide sponsored search services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its affiliates.  As of March 31, 2006, these commitments total $173 million, of which $161 million will be payable in the remainder of 2006 and $12 million will be payable in 2007.  The Company also has obligations to make payments with respect to other distribution arrangements totaling $4 million which are all payable in the remainder of 2006.

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

It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.  Such indemnification agreements may not be subject to maximum loss clauses.  Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its condensed consolidated financial statements.

On April 21, 2003, Overture Services Inc. (“Overture”) completed its purchase of the Web Search unit of Fast Search and Transfer ASA, a Norway based developer of search and real-time filtering technologies, for $70 million in cash, plus a contingent earn-out payment of up to $30 million over three years based on specified operating criteria.

As of March 31, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.  However, the Company may incur substantial expenses in defending against third party claims.  In the event of a determination adverse to the Company or its subsidiaries, the Company may incur substantial monetary liability, and be required to change our business practices.  Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 13 SEGMENTS

The Company manages its business geographically.  The primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation and amortization for making financial decisions and allocating resources.  Segment operating income before depreciation and amortization includes income from operations before depreciation, amortization of intangible assets and amortization of stock-based compensation amounts.  Management believes that segment operating income before depreciation and amortization is an appropriate measure of evaluating the operational performance of the Company’s segments.  However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2006

Revenues by segment:
United States	$818,726	$1,097,038
International	355,016	470,017
Total revenues	$1,173,742	$1,567,055

Segment operating income before depreciation and amortization:
United States	$270,415	$335,269
International	74,647	99,663

Total segment operating income before depreciation and amortization	345,062	434,932

Depreciation and amortization	(88,233)	(125,079)
Stock-based compensation expense	(9,466)	(108,641)
Income from operations	$247,363	$201,212

Capital expenditures, net:
United States	$59,015	$125,770
International	9,134	15,977
Total capital expenditures, net	$68,149	$141,747

	December 31, 2005	March 31, 2006
Property and equipment, net:
United States	$613,426	$684,636
International	84,096	90,316
Total property and equipment, net	$697,522	$774,952

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three months ended March 31, 2005 and 2006.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2005	March 31, 2006

Marketing services	$1,024,796	$1,380,854
Fees	148,946	186,201
Total revenues	$1,173,742	$1,567,055

Note 14 SUBSEQUENT EVENT

Structured Stock Repurchase.  Subsequent to March 31, 2006, the Company repurchased 8.3 million of its common shares at an average repurchase price of $30.30 as a result of the settlement of a $250 million structured stock repurchase transaction entered into in July 2005.   Additionally subsequent to March 31, 2006, the Company entered into a $250 million structured stock repurchase transaction which will mature in October 2006.  If the market price of Yahoo! common stock is above $32.53 on the maturity date, the Company will have its investment returned with a premium, otherwise the Company will repurchase 8.5 million shares.

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

•       expectations cost of revenues and operating expenses;

•       expectations about growth in users;

•       anticipated capital expenditures;

•       evaluation of possible acquisitions of, or investments in, businesses, products and technologies; and

•       expectations about positive cash flow generation and existing cash and investments being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements.  Such risks and uncertainties include, among others, those listed in Part II Item 1A “Risk Factors” of this Report.  We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

We offer a broad range and deep array of innovative products and services that are designed to provide our users with the power to connect, communicate, create, access, and share information online.  We seek to provide efficient and effective marketing services for businesses to reach our community of users.  Our focus is on engaging more deeply with users and increasing the user base on the Yahoo! Properties, thereby enhancing value for our advertisers.  We believe that we can increase our existing and potential user base and our users’ engagement on the Yahoo! Properties not only by offering compelling Internet services, but also by effectively integrating search, community, personalization and content to create a more powerful user experience.

We also focus on extending our marketing platform and access to Internet users beyond the Yahoo! Properties through our distribution network of third party entities (referred to as “affiliates”) who have integrated our search offerings into their websites.

Many of our services are free to users.  We generate revenues by providing marketing services to businesses across a majority of our properties and by charging our users for premium services.  We classify these revenues as either marketing services or fees.  Our offerings to users and businesses currently fall into four categories—Search; Marketplace; Information and Entertainment; and Communications and Connected Life.  The majority of our offerings are available globally in more than 15 languages.  We manage and measure our business geographically.  Our principal geographies are the United States and International.

First Quarter Performance Highlights

Revenues

Our revenues increased 34 percent year over year to $1.6 billion, with unique users up 8 percent year over year (or up 27 percent excluding Yahoo! China as of March 31, 2005), fee paying users up 49 percent year over year, and page views up 18 percent (or up 24 percent excluding Yahoo! China as of March 31, 2005).  We divested Yahoo! China in October 2005 in connection with our strategic investment in Alibaba and accordingly have recalculated our unique user growth rates as if the unique users of Yahoo! China had been excluded as of March 31, 2005 to allow for comparison between the two periods.

Income from operations

Our income from operations declined year over year primarily due to the adoption, on a modified prospective basis of SFAS 123R, “Share-Based Payment” on January 1, 2006 which resulted in stock-based compensation expense of $109 million in the first quarter of 2006, compared to $9 million in the first quarter of 2005.

Stock repurchases	We repurchased 22.1 million shares of our common stock in the first quarter of 2006 at an average price of $33.93 per share.

Operating Highlights	Three Months Ended March 31,		2005-2006
(in thousands)	2005	2006	Change

Revenues	$1,173,742	$1,567,055	$393,313
Income from operations	$247,363	$201,212	$(46,151)
Net cash provided by operating activities	$385,715	$384,881	$(834)
Net cash provided by (used in) investing activities	$41,206	$(35,355)	$(76,561)
Net cash provided by (used in) financing activities	$(169,993)	$(429,272)	$(259,279)

We believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate are correlated to the number and activity level of users across our offerings on the Yahoo! Properties.  By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services.  We continue to believe this deeper engagement of new and existing users, coupled with the growth of the Internet as an advertising medium will increase our revenues for the remainder of 2006 over 2005.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2006

Revenues	100%	100%
Cost of revenues	40	42
Gross profit	60	58

Operating expenses:
Sales and marketing	20	21
Product development	10	14
General and administrative	7	8
Amortization of intangibles	2	2
Total operating expenses	39	45
Income from operations	21	13
Other income, net	4	2

Income before income taxes, earnings in equity interests and minority interests	25	15
Provision for income taxes	(10)	(7)
Earnings in equity interests	2	2
Minority interests in operations of consolidated subsidiaries	0	0
Net income	17%	10%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended March 31,				2005-2006
	2005	(1)	2006	(1)	% Change

Marketing services	$1,024,796	87%	$1,380,854	88%	35%
Fees	148,946	13%	186,201	12%	25%
Total revenues	$1,173,742	100%	$1,567,055	100%	34%

(1)                                  Percent of total revenues.

Marketing Services Revenue.  Marketing Services revenue for the first quarter of 2006 increased by $356 million, or 35 percent, as compared to the same period in 2005.  The year over year growth in our marketing services revenue can be attributed to a combination of factors that are driving increased advertising revenue across the entire Yahoo! Properties.  These include an increase in our user base and activity levels on the Yahoo! Properties, which resulted in a higher volume of search queries, page views and click-throughs.  We believe our increased user audience has attracted new advertisers to our portfolio of marketing solutions and contributed to the increase in our marketing services revenue over the prior year period.

On the Yahoo! Properties, our number of unique users worldwide as of March 31, 2006 was approximately 8 percent higher than the number of unique users as of March 31, 2005.  Unique users are the estimated number of people who visited the Yahoo! Properties in a given month.  If the unique users of Yahoo! China had been excluded as of March 31, 2005, our estimated unique users as of March 31, 2006 would have been 27 percent higher than as of March 31, 2005.

The combined number of page views and searches, including those from our affiliate network, increased by approximately 42 percent in the first quarter of 2006 as compared to the prior year.  The increases in the volume of page views and searches can be attributed to an increased number of users, an increased number of affiliates, an expanded offering of properties which increased our inventory of page views, and greater market acceptance of our search offerings.  The combined average revenue per page view and search decreased by approximately 5 percent in the first quarter of 2006 compared to 2005.  Our combined revenue per page view and search was impacted by sales mix changes from period to period as we expanded our offerings on the Yahoo! Properties and introduced new inventory with different yields.

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

Fees Revenue.  Fees revenue for the first quarter of 2006 increased $37 million, or 25 percent, as compared to the same period in 2005.  The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 13.3 million as of March 31, 2006 compared to 8.9 million as of March 31, 2005, an increase of 49 percent.  Our increased base of paying users was due to growth in users across most of our offerings, with the largest growth generated from new Internet broadband users.  Our fee-based services include Internet broadband services, sports, music, personals, and premium mail offerings, as well as our services for small businesses.  Average monthly revenue per paying user has remained consistent at approximately $4 in the first quarter of 2006 and 2005.

Costs and Expenses:  Operating costs and expenses were as follows (in thousands):

	Three Months Ended March 31,				2005-2006
	2005	(1)	2006 (2)	(1)	% Change (2)

Cost of revenues (3)	$466,924	40%	$657,943	42%	41%
Sales and marketing	$232,009	20%	$331,160	21%	43%
Product development	$122,611	10%	$217,577	14%	77%
General and administrative	$78,259	7%	$128,305	8%	64%
Amortization of intangibles	$26,576	2%	$30,858	2%	16%

(1)	Percent of total revenues.
(2)

Effective January 1, 2006, we adopted SFAS 123R and recorded stock-based compensation expense under the fair value method.  Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method.  In the first quarter of 2006, we recorded $109 million of stock-based compensation expense compared to $9 million for the first quarter of 2005.  This stock-based compensation expense has been included in the same income statement category as the cash compensation paid to the recipient of the stock-based compensation.

(3)

For the three months ended March 31, 2005, we have reclassified amortization expense of $14 million relating to developed technology and patents in the condensed consolidated statements of operations from operating expenses to cost of revenues to conform with the classification for the three months ended March 31, 2006.  For the three months ended March 31, 2006, cost of revenues include amortization expense of $26 million relating to developed technology and patents.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2005	2006

Cost of revenues	$—	$1,685
Sales and marketing	1,490	38,867
Product development	3,262	37,717
General and administrative	4,714	30,372
Total stock-based compensation expense	$9,466	$108,641

See Note 10—“Stock-Based Compensation” of the condensed consolidated financial statements as well as our Critical Accounting Policies, Judgments and Estimates for additional information about stock-based compensation.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs (“TAC”) and other expenses associated with the production and usage of the Yahoo! Properties.  TAC consists of payments made to affiliates that have integrated our search offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties.  Other cost of revenues consists of fees paid to third parties for content included on our online media properties, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of developed technology and patents, and compensation related expenses (including stock-based compensation expense).

	Three Months Ended March 31,				2005-2006
	2005	(1)	2006	(1)	% Change

TAC	$352,987	30%	$479,357	31%	36%
Other cost of revenues	113,937	10%	178,586	11%	57%
Cost of revenues	$466,924	40%	$657,943	42%	41%

(1)                                  Percent of total revenues.

Cost of revenues for the first quarter of 2006 increased $191 million, or 41 percent, as compared to the same period of 2005.  The increase included $126 million of additional TAC which represents the largest component of cost of revenues, as well as an increase of $15 million in server equipment depreciation and $12 million in amortization of developed technology and patents.  Additionally,  content costs and Internet connection charges and data center costs increased $22 million in the first quarter of 2006, compared to the same period of 2005.  The year over year increase in TAC of 36 percent was driven by our 35 percent growth in marketing services revenues.  The increase in depreciation expense resulted from the depreciation of additional information technology assets.  The increase in the amortization of developed technology and patents resulted from our continued acquisition activity.  The increase in content costs was primarily from our expanded offerings some of which required content for new and enhanced services on the Yahoo! Properties including our new music offerings that were launched in 2005.  Internet connection charges and data center costs increased to allow us to continue to manage our increasing user base, traffic, and new offerings on Yahoo! Properties.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions and travel costs.

Sales and marketing expenses for the first quarter of 2006 increased $99 million, or 43 percent, as compared to the same period of 2005.  Approximately $76 million of the increase was related to compensation expense, including an additional $37 million of stock-based compensation expense, as we increased our sales and marketing headcount to expand our presence in certain territories to service our expanding advertising business as well as support our growing advertiser base in existing regions.  The increase in stock-based compensation expense was due to our adoption of SFAS 123R.  Additionally, year over year spending on marketing and distribution increased by $13 million, as we continued to invest in product branding and further develop our distribution channels.

Sales and marketing expenses in the first quarter of 2006 and 2005 as a percentage of revenues were 21 percent (including 2 percent related to stock-based compensation expense) and 20 percent, respectively.

Product Development.  Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for enhancements to and maintenance of the Yahoo! Properties, classification and organization of listings within the Yahoo! Properties and research and development, as well as depreciation expense and other operating costs.

Product development expenses for the first quarter of 2006 increased $95 million, or 77 percent, as compared to the same period of 2005.  Approximately $81 million of the increase was related to compensation expense including an additional $34 million of stock-based compensation expense, as we continued to hire engineers to further develop and create new offerings and services on the Yahoo! Properties. The increase in stock-based compensation expense was due to our adoption of SFAS 123R.

Product development expenses in the first quarter of 2006 and 2005 as a percentage of revenues were 14 percent (including 2 percent related to stock-based compensation expense) and 10 percent, respectively.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) and fees for professional services.

General and administrative expenses for the first quarter of 2006 increased $50 million, or 64 percent, as compared to the same period of 2005.  The increase was primarily due to a $26 million increase in stock-based compensation expense as a result of the adoption of SFAS 123R and a $13 million increase in fees for professional services.

General and administrative expenses in the first quarter of 2006 and 2005 as a percentage of revenues were 8 percent (including 2 percent related to stock-based compensation expense) and 7 percent, respectively.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.  Amortization of developed technology and patents is included in the cost of revenues.

Amortization of other intangibles was approximately $31 million, or 2 percent of revenues for the first quarter of 2006, compared to $27 million or 2 percent of revenues for the same period of 2005.  The year over year increase in amortization of intangibles was the result of existing and additional intangible assets acquired through acquisitions.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended March 31,
	2005	2006

Interest and investment income	$23,772	$35,477
Investment gains (losses), net	19,134	771
Other	7,088	(812)
Total other income, net	$49,994	$35,436

Other income, net decreased in the first quarter of 2006, compared to the same period in 2005 due to investments gains of $19 million from sales of non-strategic marketable equity securities recorded in the first quarter of 2005 with no comparable transactions during the first quarter of 2006.  The decrease in investment gains in the first quarter of 2006 was partially offset by the increase in interest and investment income as a result of larger average invested balances and higher average interest rates.  Average interest rates were approximately 3.6 percent in the first quarter of 2006, compared to 2.5 percent in the same period of 2005.  Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rate for the first quarter of 2006 was 43 percent, compared to 41 percent for the same period in 2005.  The provision for income taxes for the first quarter of 2006 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and nondeductible stock-based compensation expense.  For the first quarter of 2005, the provision differed from the amount computed by applying the statutory federal income tax rate principally due to state taxes and foreign losses for which no tax benefit is provided.  The tax rate for the first quarter of 2006 was higher than the rate for the first quarter of 2005 primarily due to the adoption of SFAS 123R and the impact of a global reorganization intended to streamline our operational structure.

Earnings in Equity Interests.  Earnings in equity interests for the first quarter of 2006 was $26 million, compared to $29 million for the same period of 2005.  Earnings in equity interests consists of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba.  During the first quarter of 2006, we started recording, one quarter in arrears, our share of the results of Alibaba and the related amortization expense of the intangible assets we acquired.   See Note 4—“Investments in Equity Interests” of the condensed consolidated financial statements for further information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from such subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries’ results in our consolidated financial statements.  Minority interests in income from operations of consolidated subsidiaries were less than $1 million in the first quarter of 2006, compared to $2 million for the same period in 2005.  Minority interests recorded in the first quarter of 2006 were related to our Yahoo!7 joint venture arrangement completed in the first quarter of 2006.  Our minority interests in the first quarter of 2005 were related to Yahoo! Europe and Yahoo! Korea.  We acquired the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea and accordingly, these entities became our wholly owned subsidiaries during the fourth quarter of 2005.  See Note 3 — “Acquisitions” of the condensed consolidated financial statements for further information.

Business Segment Results

We manage our business geographically.  Our primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation and amortization for making financial decisions and allocating resources.  Segment operating income before depreciation and amortization, includes income from operations before depreciation, amortization of intangible assets and amortization of stock-based compensation expense.  Management believes that segment operating income before depreciation and amortization is an appropriate measure for evaluating the operational performance of our segments.  However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,				2005-2006
	2005	(1)	2006	(1)	% Change

Revenues by segment:
United States	$818,726	70%	$1,097,038	70%	34%
International	355,016	30%	470,017	30%	32%
Total revenues	$1,173,742	100%	$1,567,055	100%	34%

(1)           Percent of total revenues.

	Three Months Ended March 31,		2005-2006
	2005	2006	%Change

Segment operating income before depreciation and amortization:
United States	$270,415	$335,269	24%
International	74,647	99,663	34%

Total segment operating income before depreciation and amortization	345,062	434,932	26%
Depreciation and amortization	(88,233)	(125,079)	42%
Stock-based compensation expense	(9,466)	(108,641)	N/A
Income from operations	$247,363	$201,212	(19)%

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three month periods ended March 31, 2006 or 2005.

United States.  United States revenues in the first quarter of 2006 increased $278 million, or 34 percent as compared to the same period in 2005.  The increase is a result of strong growth in advertising across the Yahoo! Properties as well as growth from our fee-based services.  Approximately 88 percent of the increase, or $245 million, came from marketing services revenue.  The advertising growth can be attributed to our expanding user base which has been attracting more advertisers and has led to increases in our marketing services revenue.  The growth in our fee-based services is due to the increase in our paying users for both existing and expanded offerings.

International.  International revenues in the first quarter of 2006 increased $115 million, or 32 percent, compared to the same period in 2005.  More than 95 percent of the international revenue increase came from marketing services revenue.  The year over year growth in international marketing services revenue can be attributed to our increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace and our affiliate network.

International revenues accounted for approximately 30 percent of total revenues in the first quarter of 2006 which was consistent with the same period in 2005.  Our strong presence in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, and Australian Dollars.  The statements of operations of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment if the United States dollar weakens against foreign currencies.  Using the average foreign currency exchange rates from the three months ended March 31 2005, our international revenues for the three months ended March 31, 2006 would have been higher than we reported by approximately $27 million.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimates are made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur, could materially impact the consolidated financial statements.  We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition.   Our revenues are generated from marketing services and fees.  Marketing services revenue is generated from several offerings including: the display of textual, rich media advertisements, display of text based links to the advertiser’s websites, listing based services, and commerce based transactions.  Fees revenue includes revenue from a variety of consumer and business fee-based services.  While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions.  In addition, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable).  We also enter into arrangements to purchase goods and/or services from certain customers.  As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangements should be reported gross as a principal versus net as an agent; and (6) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value.  In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers.  Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

Goodwill and Other Intangible Assets.   Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.  See Note 5—“Goodwill” in the condensed consolidated financial statements for additional information.  Based on our 2005 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated useful lives.  We record an impairment charge on these assets when we determine that their carrying value may not be recoverable.  The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model.  Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors.  Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets which could trigger impairment.

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

Stock-Based Compensation Expense.  Effective January 1, 2006 we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized compensation expense related to restricted stock awards and stock options with intrinsic value that we exchanged in connection with acquisitions and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and pre-vesting option forfeitures.  We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior.  We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater.  We consider that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility.  Therefore, expected volatility for the quarter ended March 31, 2006 was based on a market-based implied volatility.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled.  If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  See Note 10—“Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Recent Accounting Pronouncement

Stock-Based Compensation.  Effective January 1, 2006 we adopted SFAS 123R and our condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R.  For the three months ended March 31, 2006, we recorded stock-based compensation expense of $109 million which reduced gross profit by $2 million, income from operations by $109 million and net income by $71 million.  The impact on basic and diluted net income per share for the three months ended March 31, 2006 was $0.05 and $0.04 respectively.  We also capitalized $2 million of stock-based compensation expense in the three months ended March 31, 2006 which is now part of property and equipment, net on the condensed consolidated balance sheet.  For the three months ended March 31, 2005, we recognized $9 million of stock-based compensation expense under the intrinsic value method in accordance with APB 25.  In addition, prior to the adoption of SFAS 123R, we presented tax benefits from stock-based compensation as cash flow from operating activities.  Upon the adoption of SFAS 123R, the benefit of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards are now classified as cash flows from financing activities.  See Note 10—“Stock-Based Compensation” of the condensed consolidated financial statements for further information.

Liquidity and Capital Resources

(dollars in thousands)	As of December 31, 2005	As of March 31, 2006

Cash and cash equivalents	$1,429,693	$1,362,095
Marketable debt securities	2,570,155	2,471,386
Total cash, cash equivalents, and marketable debt securities	$3,999,848	$3,833,481
Percentage of total assets	37%	35%

	Three Months Ended March 31,
	2005	2006

Net cash provided by operating activities	$385,715	$384,881
Net cash provided by (used in) investing activities	$41,206	$(35,355)
Net cash provided by (used in) financing activities	$(169,993)	$(429,272)

Our operating activities for the three months ended March 31, 2006 and 2005 generated adequate cash to meet our operating needs.  As of March 31, 2006, we had cash, cash equivalents and marketable debt securities totaling $3.8 billion, slightly decreased from $4.0 billion as of December 31, 2005.  During the quarter ended March 31, 2006, we invested $639 million in direct stock repurchases and $142 million in net capital expenditures.  The cash used for these investments was offset by $385 million in cash generated from operating activities, $88 million from the issuance of common stock as a result of the exercise of employee stock options, and a net $22 million generated from structured stock repurchase transactions.

We expect to continue to generate positive cash flow from operations for the remainder of 2006.  We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures.  We believe that existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

Cash flow changes

Cash provided by operating activities was greater than net income in the three months ended March 31, 2006 and 2005 mainly due to the net impact of non-cash adjustments to income.  Non-cash adjustments include depreciation, and amortization, stock-based compensation expense, tax benefits from stock options, and earnings in equity interests.  In the quarters ended March 31, 2006 and 2005, operating cash flows were positively impacted by changes in working capital balances.

Cash provided by (used in) investing activities was primarily attributable to capital expenditures, purchases and sales of marketable debt and equity securities, as well as acquisitions.  In the quarter ended March 31, 2006, we invested $142 million in net capital expenditures, offset by $101 million of cash generated from the net sales of marketable debt securities as well as a net $6 million of cash acquired from acquisitions.  Our net cash acquired from acquisitions included approximately $8 million of cash acquired as a part of our joint venture partnership with Seven, offset by $2 million of cash paid for other acquisitions.  In the quarter ended March 31, 2005, we generated cash in the amount of $141 million from the net sales of marketable debt securities, offset by our net investment of $68 million in capital expenditures as well as our net usage of $54 million of cash for acquisitions.

Cash used in financing activities was driven primarily by stock repurchases offset by the proceeds from employee option exercises.  In the quarter ended March 31, 2006, we used $639 million in the direct repurchase of 19.1 million shares of our common stock at an average price of $33.51 per share.  In addition, 3.0 million shares were repurchased during the first quarter of 2006 as a result of the settlement of a $110 million structured stock transaction we entered into in 2005.  We also entered into structured stock repurchase transactions resulting in a total cash outlay of $250 million, which was offset by cash proceeds of $272 million from the settlement of a structured stock transaction resulting in a net cash receipt of $22 million in the quarter ended March 31, 2006.  Additionally, we generated cash proceeds of $88 million from employee option exercises.  In the quarter ended March 31, 2005, we used $165 million in the direct repurchase of 4.9 million shares of our common stock at an average price of $33.60 per share.  In the quarter, we also used $150 million to enter into structured stock repurchase transactions, which was offset by the proceeds of $54 million from the settlement of structured stock repurchase transactions, totaling a net cash usage of $96 million for these transactions.  These cash outlays were offset by the proceeds of $90 million from employee option exercises in the quarter ended March 31, 2005.

Upon adoption of SFAS 123R on January 1, 2006, we are including as part of our cash flows from financing activities, the benefit of tax deductions related to stock-based awards in excess of the gross tax benefits expected at the grant date of the related stock-based awards.  This amount is shown as a reduction to cash flow from operating activities and an increase to cash flow from financing activities.  Total cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which are due in April 2008.  These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events.  Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur.  Upon conversion, we have the right to deliver cash in lieu of common stock.  As of March 31, 2006, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning April 1, 2006 and ending June 30, 2006.  We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value.  We may not redeem the Notes prior to their maturity.  See Note 9—“Long-Term Debt” in the condensed consolidated financial statements for additional information related to the long-term debt.

Stock repurchases

In March 2005, following the expiration of the $500 million share repurchase program that was authorized in 2001 and extended in 2003, our Board of Directors authorized the repurchase of up to $3 billion of our outstanding shares of common stock over the next five years, depending on market conditions, share price and other factors.  Repurchases may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.  We believe that additional repurchases made under appropriate market conditions are a prudent use of cash currently available to us in order to enhance long-term stockholder value.  Under this program, during the quarter ended March 31, 2006, we repurchased 22.1 million shares of common stock at an average price of $33.93 per share.

As of March 31, 2006, we had unsettled structured stock transactions in the amount of $635 million of which transactions totaling $250 million were settled in April 2006 resulting in our repurchase of 8.3 million shares of our common stock at an average price of $30.30 per share.  The remaining tranches totaling $385 million will mature in May and July 2006.  On each of the maturity dates, if the market price of Yahoo! common stock is above $38.66 for the $135 million tranche maturing in May and $33.90 for the $50 million tranche maturing in July and at or above $34.50 for the $200 million tranche maturing in July, we will have our investment returned with a premium, otherwise we will repurchase up to an aggregate of 11.9 million shares.

Subsequent to March 31, 2006, we entered into a $250 million structured stock repurchase transaction which will mature in October 2006.  If the market price of Yahoo! common stock is above $32.53 on the maturity date, we will have our investment returned with a premium, otherwise we will repurchase 8.5 million shares.  See Note14—“Subsequent Event” in the condensed consolidated financial statements for additional information.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, and furniture and fixtures.  Capital expenditures, net were $142 million in the quarter ended March 31, 2006 and are expected to continue to increase in the rest of 2006 compared to 2005 as we invest in the expansion of the Yahoo! Properties and their offerings.  This continued increase in capital expenditures and operating lease commitments is consistent with our increased headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

Operating Leases.  We have entered into various non-cancelable operating lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2006 and 2027.

A summary of gross lease commitments as of March 31, 2006, follows (in millions):

Gross lease commitments

Nine months ending December 31, 2006	$63
Years ending December 31,
2007	95
2008	100
2009	95
2010	85
2011	71
Due after 5 years	358
Total gross lease commitments	$867

Affiliate Commitments.  In connection with our contracts to provide sponsored search services to affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our affiliates.  As of March 31, 2006, the commitments total $173 million, of which $161 million will be payable in the remainder of 2006 and $12 million will be payable in 2007.  We also have obligations to make payments with respect to other distribution arrangements totaling $4 million which are all payable in the remainder of 2006.

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

As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  As of March 31, 2006 and 2005, we had investments in debt securities with effective maturities between three months and one year of approximately $1.1 billion and $1.5 billion, respectively.  Such investments had a weighted-average yield of approximately 3.5 percent and 2.7 percent, respectively.  As of March 31, 2006 and 2005, we had investments in debt securities with effective maturities between one and five years of approximately $1.4 billion and $1.3 billion, respectively.  Such investments had a weighted average yield of approximately 4.0 percent and 3.3 percent, respectively.  A hypothetical 100 basis point increase in interest rates would result in an approximate $25 million and $29 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of March 31, 2006 and 2005.

The fair market value of the zero coupon senior convertible notes (the “Notes”) is subject to interest rate risk and market risk due to the convertible feature of the Notes.  Generally, the fair market value of fixed interest rate debt will increase as interest rates all and decrease as interest rates rise.  The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls.  The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations.  As of March 31, 2006 and 2005, the fair value of the Notes was approximately $1.2 billion and $1.3 billion based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for approximately 30 percent of total revenues both in the quarters ended March 31 of both 2006 and 2005.  International revenues in the first quarter of 2006 increased $115 million, or 32 percent as compared to the same period in 2005.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars.  The statements of operations of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment, if the United States dollar weakens against foreign currencies.  Using the average foreign currency exchange rates from the quarter ended March 31, 2005, our international revenues for the quarter ended March 31, 2006 would have been higher than we reported by approximately $27 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  During  the quarter ended March 31, 2006, we recorded  net foreign currency transaction losses, realized and unrealized, of approximately $1 million as compared to net gains of $1 million in the quarter ended March 31, 2005, which were recorded in other income, net on the condensed consolidated statement of operations.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of March 31, 2006 and 2005, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments.  We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale.  These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate.  We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments.  Our investments in available-for-sale equity securities were not material as of March 31, 2006.  As of March 31, 2005, we had available-for-sale equity investments with a fair value of approximately $751 million, classified as current assets and included on the condensed consolidated balance sheets as marketable equity securities.  These equity investments were sold during 2005.  Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows.  Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $3 million and $75 million as of March 31, 2006 and 2005, respectively.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

Item 1A.  Risk Factors

We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 3, 2006, as set forth below.  We do not believe any of the changes constitute material changes to the risk factors.

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

For the quarter ended March 31, 2006, 88 percent of our total revenues came from marketing services.  Our ability to continue to retain and grow marketing services revenue depends upon:

•       maintaining our user base;

•       broadening our relationships with advertisers to small and medium size businesses;

•       attracting advertisers to our user base;

•       increasing demand for our marketing services by advertisers, users, businesses and affiliates, including prices paid by advertisers, the number of searches performed by users, the rate at which users click-through to commercial search results and advertiser perception of the quality of leads generated by our marketing services;

•       the effectiveness, and acceptance by advertisers and affiliates of our systems improvements to increase monetization of our search marketing;

•       maintaining our affiliate program for our search marketing;

•       deriving better demographic and other information from our users; and

•       driving acceptance of the web by advertisers as an advertising medium.

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing, may be terminated at any time by the advertiser.  Search marketing agreements often have payments dependent upon usage or click-through levels.  Accordingly, it is difficult to forecast marketing services revenues accurately.  However, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our affiliates in connection with search marketing, and are fixed over the short-term with respect to certain categories.  Any reduction in spending by or loss of existing or potential future advertisers would cause our revenues to decline.  Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

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

We are subject to regulations and laws directly applicable to providers of Internet and Voice over Internet Protocol services both domestically and internationally.  The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, electronic payments, real estate, consumer protection, content regulation, quality of services, telecommunications and intellectual property ownership and infringement in many instances is unclear or unsettled.  In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities.  Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear.  Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.  We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.  Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of U.S. federal laws, including those referenced below, impact our business.  The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others.  Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content.  Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business.  Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business.  The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.  In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.  The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them.  Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

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

We are substantially dependent on the continued services of our senior management, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, and our executive and senior vice presidents.  These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations.  The loss of any of these individuals could harm our business.  Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel.  The competition for such highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters is located.  Many of our management and key personnel have reached or will soon reach the four-year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants.  Although employees receive additional grants, an employee may be more likely to leave Yahoo! upon completion of the vesting period for the initial option grant, which is generally the largest option grant an employee receives.  If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline

More individuals are utilizing non-PC devices to access the Internet, and versions of our service developed or optimized for these devices may not gain widespread adoption by users, manufacturers or distributors of such devices.

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

Widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.  The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex.  In the future, we may make significant changes to our architectures, including moving to completely new architectures and systems.  Such changes may be technologically challenging to develop and implement, may cause us to incur substantial costs or data loss, and may cause users, advertisers, and affiliates to experience delays or interruptions in our service.  These changes, delays or interruptions in our service may cause users, advertisers and affiliates to become dissatisfied with our service and move to competing providers of online services.  Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software.  This expansion is likely to be expensive and complex and require additional technical expertise.  As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user’s preferences.  Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations.  During the quarter ended March 31 2006, the closing sale prices of our common stock on the Nasdaq ranged from $30.07 to $43.42 per share and the closing sale price on May 2, 2006 was $31.85 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba; the stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2006 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in 000s) (1) (2)
January 1 - January 31, 2006	509,400	$35.15	509,400	$2,759,253
February 1 - February 28, 2006	17,462,767	$34.34	17,462,767	$2,159,580
March 1 - March 31, 2006	4,100,000	$32.03	4,100,000	$2,028,262
Total	22,072,167	$33.93	22,072,167

(1)             The shares repurchased in the three months ended March 31,2006 were under our stock repurchase program that was announced in March 2005 with an authorized level of $3 billion.  This program will expire in March 2010.

(2)             As of March 31, 2006 we had unsettled structured stock transactions in the amount of $635 million.  These transactions will mature in separate tranches in April, May, and July 2006.  On each of the maturity dates, if the market price of Yahoo! common stock is above $33.99 for the $250 million tranche maturing in April 2006, $38.66 for the $135 million tranche maturing in May 2006, and $33.90 for the $50 million tranche maturing in July 2006, and at or above $34.50 for the $200 million tranche maturing in July 2006, we will have our investments returned with a premium.  On each of the remaining maturity dates, if the market price of our common stock is at or below such pre-determined prices, (with the exception of the $200 million tranche where if the market price of our common stock at maturity is below such pre-determined price), we will repurchase our common stock, up to an aggregate of 20.1 million shares.  Any repurchases under these structured stock repurchase transactions will be reported in the quarter or quarters in which they occur.  While outstanding, these structured stock repurchase transactions reduce the dollar value of additional shares that may be repurchased under our current program to approximately $1.4 billion as of March 31, 2006.

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

3.2

Amended and Restated Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 [the March 22, 2006 Form 8-K] and incorporated herein by reference).

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

10.1+	Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the March 22, 2006 Form 8-K and incorporated herein by reference)
10.22+*	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2006.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2006.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

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

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: May 5, 2006		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MICHAEL MURRAY
Dated: May 5, 2006		Michael Murray Senior Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on From 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

3.2

Amended and Restated Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 [the March 22, 2006 Form 8-K] and incorporated herein by reference).

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

10.1+	Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the March 22, 2006 Form 8-K and incorporated herein by reference)
10.22+*	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2006.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 5, 2006.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 5, 2006.

*                 Filed herewith.

**          To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

+                 Indicates a management contract or a compensatory plan or arrangement.