Form 10-Q
period 2006-06-30
YAHOO INC
filed 2006-08-04
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28018

YAHOO! INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0398689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer ☒                  Accelerated filer ☐                            Non-Accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2006
Common stock, $0.001 par value	1,381,175,598

YAHOO! INC.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

(unaudited, in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Revenues	$1,252,997	$1,575,854	$2,426,739	$3,142,909
Cost of revenues (*)	500,158	645,767	967,082	1,303,710
Gross profit	752,839	930,087	1,459,657	1,839,199

Operating expenses:
Sales and marketing (*)	247,915	325,845	479,924	657,005
Product development (*)	129,285	208,743	251,896	426,320
General and administrative (*)	87,128	131,909	165,387	260,214
Amortization of intangibles	27,154	34,003	53,730	64,861
Total operating expenses	491,482	700,500	950,937	1,408,400

Income from operations	261,357	229,587	508,720	430,799
Other income, net	979,736	36,090	1,029,730	71,526
Income before income taxes, earnings in equity interests and minority interests	1,241,093	265,677	1,538,450	502,325
Provision for income taxes	(515,855)	(122,698)	(636,290)	(225,630)
Earnings in equity interests	33,105	21,634	62,483	48,071
Minority interests in operations of consolidated subsidiaries	(3,654)	(283)	(5,394)	(577)
Net income	$754,689	$164,330	$959,249	$324,189

Net income per share—basic	$0.54	$0.12	$0.69	$0.23

Net income per share—diluted	$0.51	$0.11	$0.65	$0.22

Shares used in per share calculation—basic	1,395,596	1,405,598	1,390,277	1,411,758

Shares used in per share calculation—diluted	1,484,200	1,476,642	1,481,114	1,484,809

Stock-based compensation expense by function (*):
Cost of revenues	$—	$1,582	$—	$3,267
Sales and marketing	1,509	38,489	2,999	77,356
Product development	3,741	36,170	7,003	73,887
General and administrative	5,698	23,482	10,412	53,854

Total stock-based compensation expense	$10,948	$99,723	$20,414	$208,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*)  Cost of revenues and operating expenses for the three and six months ended June 30, 2006 include stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R, which the Company adopted on January 1, 2006.  See Note 10—“Stock-Based Compensation” for additional information.

YAHOO! INC.

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except par values)

	December 31, 2005	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,429,693	$1,591,223
Marketable debt securities	1,131,141	1,097,332
Accounts receivable, net	721,723	792,451
Prepaid expenses and other current assets	166,976	173,699
Total current assets	3,449,533	3,654,705
Long-term marketable debt securities	1,439,014	1,276,117
Property and equipment, net	697,522	884,005
Goodwill	2,895,557	2,975,278
Intangible assets, net	534,615	454,040
Other assets	57,192	136,175
Investment in equity interests	1,758,401	1,810,242
Total assets	$10,831,834	$11,190,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,291	$139,378
Accrued expenses and other current liabilities	827,589	935,008
Deferred revenue	306,172	348,505
Total current liabilities	1,204,052	1,422,891
Long-term deferred revenue	67,792	64,189
Long-term debt	749,995	749,971
Other long-term liabilities	243,580	247,928
Minority interests in consolidated subsidiaries	—	7,921

Stockholders’ equity:
Common Stock, $0.001 par value; 5,000,000 shares authorized; 1,430,162 and 1,414,422 issued and outstanding, respectively	1,470	1,483
Additional paid-in capital	6,417,858	7,054,451
Deferred stock-based compensation	(235,394)	—
Treasury stock	(547,723)	(1,732,932)
Retained earnings	2,966,169	3,290,358
Accumulated other comprehensive income (loss)	(35,965)	84,302
Total stockholders’ equity	8,566,415	8,697,662
Total liabilities and stockholders’ equity	$10,831,834	$11,190,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$959,249	$324,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	102,751	139,201
Amortization of intangible assets	81,617	113,426
Stock-based compensation expense	20,414	208,364
Tax benefits from stock-based compensation	602,568	164,281
Excess tax benefits from stock-based compensation	—	(215,944)
Earnings in equity interests	(62,483)	(48,071)
Dividends received	10,670	12,908
Minority interests in operations of consolidated subsidiaries	5,394	577
Gains from sales of investments, assets, and other, net	(952,266)	(2,070)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(78,157)	(53,355)
Prepaid expenses and other	10,240	(15,963)
Accounts payable	(14,193)	63,753
Accrued expenses and other liabilities	79,816	88,596
Deferred revenue	24,290	34,673
Net cash provided by operating activities	789,910	814,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(161,800)	(316,825)
Purchases of marketable debt securities	(5,474,827)	(648,333)
Proceeds from sales and maturities of marketable debt securities	5,374,465	845,674
Acquisitions, net of cash acquired	(126,374)	(55,329)
Proceeds from sales of marketable equity securities	970,296	—
Other investing activities, net	(38,595)	(644)
Net cash provided by (used in) investing activities	543,165	(175,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	302,724	189,825
Repurchases of common stock	(164,895)	(690,209)
Structured stock repurchases, net	(359,931)	(227,705)
Excess tax benefits from stock-based compensation	—	215,944
Other financing activities, net	800	—
Net cash provided by (used in) financing activities	(221,302)	(512,145)
Effect of exchange rate changes on cash and cash equivalents	(15,073)	34,567

Net change in cash and cash equivalents	1,096,700	161,530
Cash and cash equivalents at beginning of period	823,723	1,429,693
Cash and cash equivalents at end of period	$1,920,423	$1,591,223

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows (Continued)

(unaudited, in thousands)

Supplemental cash flow disclosures:

Acquisition-related activities (in thousands):

	Six Months Ended
	June 30, 2005	June 30, 2006

Cash paid for acquisitions	$127,452	$63,006
Cash acquired in acquisitions	(1,078)	(7,677)
	$126,374	$55,329

Common stock, restricted stock and stock options issued in connection with acquisitions	$44,381	$—

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

Certain prior period amounts have been reclassified to conform to the current period presentation.  The Company has changed the classification of amortization expense related to developed technology and patents acquired through acquisitions in the condensed consolidated statements of income.  Amortization expenses of $14 million and $28 million for the three and six months ended June 30, 2005, respectively, were previously included as part of operating expenses and have been reclassified to cost of revenues.  Amortization expenses included in cost of revenues for the three and six months ended June 30, 2006 were $23 million and $49 million, respectively.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, investments in equity interests, income taxes, and contingencies.  In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted.  The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.  Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  However, the Company believes the disclosures are adequate to make the information presented not misleading.

Recent Accounting Pronouncements

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), and the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R.  For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $100 million and $208 million, respectively, which reduced gross profit by $2 million and $3 million, respectively.  As a result of adopting SFAS 123R the Company’s income from operations for the three and six months ended June 30, 2006 was lower by $76 million and $163 million, respectively, and net income by $55 million and $113 million, respectively, than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Basic and diluted net income per share for the three and six months ended June 30, 2006 was $0.04 and $0.08 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.  The Company also capitalized $3 million and $5 million of stock-based compensation expense in the three and six months ended June 30, 2006, respectively which is now part of property and equipment, net on the condensed consolidated balance sheets.  For the three and six months ended June 30, 2005, the Company recognized $11 million and $20 million, respectively, of stock-based compensation expense under the intrinsic value method in accordance with APB 25.  In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits from stock-based compensation as cash flows from operating activities.  Upon the adoption of SFAS 123R, the gross benefits of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards are now classified as cash flows from financing activities.  See Note 10—“Stock-Based Compensation” for further information.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

Note 2 BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method).  For the three months ended June 30, 2005 and 2006, approximately 55 million and 92 million options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.  For the six months ended June 30, 2005 and 2006, approximately 61 million and 88 million options to purchase common stock, respectively were excluded from the calculation, as they were anti-dilutive.  See Note 9—“Long-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.  The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Numerator:
Net income	$754,689	$164,330	$959,249	$324,189

Denominator:
Weighted average common shares	1,398,690	1,410,285	1,392,870	1,416,536
Weighted average unvested restricted stock subject to repurchase	(3,094)	(4,687)	(2,593)	(4,778)
Denominator for basic calculation	1,395,596	1,405,598	1,390,277	1,411,758

Weighted average effect of dilutive securities:
Employee stock options	51,566	32,678	53,282	34,851
Convertible notes	36,585	36,585	36,585	36,585
Restricted stock awards	453	1,781	970	1,615
Denominator for diluted calculation	1,484,200	1,476,642	1,481,114	1,484,809
Net income per share—basic	$0.54	$0.12	$0.69	$0.23
Net income per share—diluted	$0.51	$0.11	$0.65	$0.22

Note 3 ACQUISITIONS

Transactions completed in 2005

Verdisoft Corporation.   On February 11, 2005, the Company acquired Verdisoft Corporation (“Verdisoft”), a software development company.  The acquisition of Verdisoft enhanced the Company’s platform for delivering content and services to mobile devices as part of the Company’s strategy to provide users with seamless access to its network.  The transaction was treated as an asset acquisition for accounting purposes and therefore no goodwill was recorded.  The purchase price was $58 million and consisted of $54 million in cash consideration, $3 million related to stock options exchanged and $1 million of direct transaction costs.  In connection with the acquisition, the Company also issued approximately 1 million shares of restricted stock valued at $35 million that will be recognized as expense over three years as the Company’s right to repurchase these shares lapses on the third anniversary of the date of grant.  For accounting purposes,  $93 million was allocated to amortizable intangible assets, $37 million to liabilities, primarily deferred income tax liabilities, and $2 million to deferred stock-based compensation (of which the outstanding balance on January 1, 2006 was netted against additional paid-in capital upon the adoption of SFAS 123R).  The amortizable intangible assets have useful lives not exceeding four years and a weighted average useful life of approximately 3 years.

Yahoo! Europe and Yahoo! Korea.   In November 1996, the Company entered into joint ventures with SOFTBANK Corp. (including its consolidated affiliates, “SOFTBANK”) whereby separate companies were formed in the United Kingdom, France and Germany (collectively, “Yahoo! Europe”), which established and managed local versions of Yahoo! in those countries.  In August 1997, the Company entered into a similar joint venture with SOFTBANK in Korea.  Prior to November 2005, the Company had a majority share of approximately 70 percent in each of the Yahoo! Europe entities and 67 percent in Yahoo! Korea and therefore the results of these entities were included in the Company’s consolidated financial statements, with minority interests separately presented on the consolidated statements of income and consolidated balance sheets.  On November 23, 2005, the Company purchased SOFTBANK’s remaining shares in the joint ventures giving the Company 100 percent ownership in these entities.

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

Other Acquisitions—Business Combinations.   During the year ended December 31, 2005, the Company acquired four other companies which were accounted for as business combinations.  The total purchase price for these four acquisitions was $79 million and consisted of $73 million in cash consideration, $3 million related to stock options exchanged and $3 million of direct transaction costs.  The total cash consideration of $73 million less cash acquired of $3 million resulted in net cash outlay of $70 million.  Of the purchase price, $58 million was allocated to goodwill, $32 million to amortizable intangible assets and $11 million to net assumed liabilities.  Approximately $1 million was allocated to in-process research and development and expensed in the condensed consolidated statements of income.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The purchase price allocations for certain of these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill.

During 2005, the Company also made a strategic investment in Alibaba.com Corporation (“Alibaba”)—see Note 4—“Investments in Equity Interests” and completed immaterial asset acquisitions that did not qualify as business combinations.

Transactions completed in 2006

Seven Networks Limited.   On January 29, 2006, the Company and Seven Network Limited (“Seven”), a leading Australian media company, completed a strategic partnership in which the Company contributed its Australian Internet business, Yahoo! Australia and New Zealand (“Yahoo! Australia”), and Seven contributed its online assets, television and magazine content, an option to purchase its 33 percent ownership interest in mobile solutions provider m.Net Corporation Ltd, and cash of AUD $10 million.  The Company believes this strategic partnership and the contribution of the respective businesses with their rich media and entertainment content will create a comprehensive and engaging online experience for local users and advertisers.  The Company obtained a 50 percent equity ownership interest in the newly formed entity, which operates as “Yahoo!7.”  Pursuant to a shareholders agreement and a power of attorney granted by Seven to vote certain of its shares, the Company has the right to vote 50.1 percent of the outstanding voting interests in Yahoo!7 and control over the day-to-day operations and therefore consolidates Yahoo!7, which includes the operations of Yahoo! Australia.  For accounting purposes, the Company is considered to have acquired the assets contributed by Seven in exchange for 50 percent of the ownership of Yahoo! Australia.  Accordingly, the Company accounted for this transaction in accordance with SFAS No. 141 “Business Combinations.”  The total estimated purchase price was $34 million including direct transaction costs of $2 million.

The preliminary allocation of the purchase price of the Company’s share of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$3,763
Other tangible assets acquired	2,400
Amortizable intangible assets:
Customer contracts, related relationships and developed technology and patents	18,600
Goodwill	15,641
Total assets acquired	40,404
Deferred income taxes	(6,075)
Total	$34,329

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of seven years. No amounts have been allocated to in-process research and development and approximately $16 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.  The preliminary allocation of the purchase price is subject to revision as more detailed analyses are completed and additional information on the fair value of assets and liabilities becomes available.  Any change in the fair value of the net assets acquired will change the amount of the purchase price allocable to goodwill.

As a result of this transaction, the Company’s ownership in Yahoo! Australia, which is now part of Yahoo!7, decreased to 50 percent.  The Company effectively recognized a non-cash gain of approximately $30 million representing the difference between the fair value of Yahoo! Australia and its carrying value adjusted for the Company’s continued ownership in Yahoo!7.  This non-cash gain was accounted for as a capital transaction and recorded as additional paid-in capital because of certain future events that could affect actual realization of the gain. The Company also recorded a minority interest of $7 million related to its reduced ownership of Yahoo! Australia and Seven’s retained interest in their contributed net assets.

Investment in Gmarket Inc.   On June 12, 2006, the Company acquired an approximate 10 percent interest in Gmarket Inc., a leading retail e-commerce provider in South Korea, for $61 million, including direct transaction costs of approximately $1 million.

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investment in equity interests (dollars in thousands):

	December 31, 2005	June 30, 2006	Percent Ownership
Alibaba	$1,408,716	$1,399,652	46%
Yahoo! Japan	349,685	410,590	34%
Total	$1,758,401	$1,810,242

Equity Investment in Alibaba.   On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba, which represented an approximate 40 percent equity interest on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China based businesses, including 3721 Network Software Company Limited (“Yahoo China”), and direct transaction costs of $8 million.  Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba, with the remainder of its voting rights subject to a voting agreement with Alibaba management.  Other investors in Alibaba include SOFTBANK.

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

The investment in Alibaba is being accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of the Investment in equity interests balance on the Company’s condensed consolidated balance sheets.  The Company records its share of the results of Alibaba and any related amortization expense, one quarter in arrears, within Earnings in equity interests on the condensed consolidated statements of income.  The purchase price was based on acquiring a 40 percent equity interest in Alibaba on a fully diluted basis.  As of March 31, 2006, the Company’s equity interest in the outstanding common stock of Alibaba was approximately 46 percent.  In allocating the excess of the carrying value of its investment in Alibaba over its proportionate share of the net assets of Alibaba, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted.

As of June 30, 2006, the difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,399,652
Proportionate share of net assets of Alibaba	887,531
Excess of carrying value of investment over proportionate share of net assets	$512,121

The excess carrying value has been primarily assigned to:
Goodwill	$435,346
Amortizable intangible assets	79,473
Deferred income taxes	(2,698)
Total	$512,121

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately 5 years.  No amount has been allocated to in-process research and development.  Goodwill is not deductible for tax purposes.

Following the acquisition date, Yahoo! China has not been included in the Company’s consolidated results but is included within earnings in equity interests to the extent of the Company’s continued ownership in Alibaba.  The results of operations of Yahoo! China were not material to the consolidated results of the Company for the three and six months ended June 30, 2005.  In connection with the transaction, in the fourth quarter of 2005, the Company recorded a non-cash gain of $338 million in other income, net, based on the difference between the fair value of Yahoo! China and its carrying value adjusted for the Company’s continued ownership in the newly combined entity.

In April 2006, the Company’s ownership interest in Alibaba decreased to approximately 44 percent primarily as a result of the conversion of Alibaba’s outstanding convertible debt.  As the Company records its share of the results of Alibaba one quarter in arrears, the Company will recognize the effects of this dilution in its condensed consolidated financial statements in the quarter ending September 30, 2006.  The Company’s ownership interest in Alibaba may be further diluted to 40 percent upon exercise of Alibaba’s employee stock options.  The Company will recognize non-cash gains if and when further dilution to its ownership interest in Alibaba occurs.

The Company also has commercial arrangements with Alibaba to provide technical and development services.  For the three and six months ended June 30, 2006, these transactions were not material.

Equity Investment in Yahoo! Japan.   During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed.  Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan.  During the three months ended June 30, 2005 and 2006, the Company received cash dividends from Yahoo! Japan in the amounts of $11 million and $13 million, respectively which were recorded as reductions in the Company’s investment in Yahoo! Japan.  The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs and license fees.  The net cost of these arrangements was approximately $38 million and $59 million for the three months ended June 30, 2005 and 2006, respectively.  The net cost of these arrangements was approximately $72 million and $119 million for the six months ended June 30, 2005 and 2006, respectively.

The investment in Yahoo! Japan is being accounted for using the equity method and the total investment is classified as a part of the Investment in equity interests balance on the condensed consolidated balance sheets.  The Company records its share of the results of Yahoo! Japan one quarter in arrears within Earnings in equity interests on the condensed consolidated statements of income.  The fair value of the Company’s approximate 34 percent ownership interest in Yahoo! Japan, based on the quoted stock price, was approximately $11 billion as of June 30, 2006.

The following table presents Yahoo! Japan’s condensed operating financial information, as derived from the Yahoo! Japan statements of operations, for the three and six months ended March 31, 2005, and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006
Operating data
Revenues	$342,845	$402,601	$635,880	$800,120
Gross profit	$311,699	$388,381	$583,602	$749,653
Income from operations	$167,773	$201,805	$314,059	$381,912
Net income	$98,680	$111,148	$186,236	$218,975

The differences between United States and Japanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.

Note 5 GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2006	$1,720,752	$1,174,805	$2,895,557
Acquisitions and other*	1,219	13,977	15,196
Foreign currency translation adjustments	—	64,525	64,525
Balance as of June 30, 2006	$1,721,971	$1,253,307	$2,975,278

*                                         Other primarily includes certain purchase price adjustments that affect existing goodwill.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2005	June 30, 2006
	Net	Gross carrying Amount	Accumulated amortization*	Net

Trademark, trade name and domain name	$122,657	$185,657	$71,957	$113,700
Customer, affiliate, and advertiser related relationships	159,442	367,339	232,403	134,936
Developed technology and patents	252,516	372,123	166,719	205,404
Total intangible assets, net	$534,615	$925,119	$471,079	$454,040

*                                         Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $12 million as of June 30, 2006.

For the three months ended June 30, 2005 and 2006, the Company recognized amortization expense for intangible assets of $41 million and $57 million, respectively.  For the six months ended June 30, 2005 and 2006 the Company recognized amortization expense for intangible assets of approximately $82 million and $113 million, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: six months ending December 31, 2006: $110 million; 2007: $187 million; 2008: $114 million; 2009: $21 million; 2010: $12 million and thereafter: $10 million.

Note 7 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Interest and investment income	$27,100	$37,924	$50,872	$73,401
Investment gains (losses), net	949,149	(4,106)	968,283	(3,335)
Other	3,487	2,272	10,575	1,460

Total other income, net	$979,736	$36,090	$1,029,730	$71,526

Investment gains (losses), net include realized investment gains, realized investment losses, realized gains on derivatives, and impairment charges related to declines in values of publicly traded and privately held companies judged to be other than temporary.  Investment gains (losses) include gains in the amounts of $949 million and $968 million in the three and six months ended June 30, 2005, respectively, related to the sales of non-strategic marketable equity security investments.

Note 8 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Net income	$754,689	$164,330	$959,249	$324,189

Change in net unrealized gains /losses on available-for-sale securities, net of tax and reclassification adjustments	(418,596)	7,330	(463,291)	20,199
Foreign currency translation adjustment	(46,066)	85,331	(48,991)	100,068
Other comprehensive income (loss)	(464,662)	92,661	(512,282)	120,267

Comprehensive income	$290,027	$256,991	$446,967	$444,456

The following table summarizes the components of accumulated other comprehensive income (loss) (in thousands):

	December 31, 2005	June 30, 2006

Unrealized gains (losses) on available-for-sale securities, net of tax	$(16,218)	$3,981
Cumulative foreign currency translation adjustment	(19,747)	80,321

Accumulated other comprehensive income (loss)	$(35,965)	$84,302

Note 9 LONG-TERM DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the condensed consolidated balance sheets in other assets.  As of June 30, 2006, $6 million of the transaction fees remain to be amortized.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of June 30, 2006, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning on July 1, 2006 and ending on September 30, 2006.  During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.  The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

As of June 30, 2006 the fair value of the Notes was approximately $1.2 billion based on quoted market prices.  The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 10 STOCK-BASED COMPENSATION

Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No.148 “Accounting for Stock-Based Compensation—Transition and Disclosures.”  Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with business combinations and other stock-based awards issued by the Company.  Options granted with exercise prices equal to the grant date fair value of the Company’s stock have no intrinsic value and therefore no expense was recorded for these options under APB 25.  For stock options whose exercise price was below the grant date fair value of the Company’s stock (principally options assumed in business combinations), the difference between the exercise price and the grant date fair value of the Company’s stock was expensed over the service period (generally the vesting period) using an accelerated amortization approach in accordance with FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Other stock-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value was recognized as an expense over the corresponding service period.

Effective January 1, 2006 the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R.  Under SFAS 123R, stock-based awards granted prior to its adoption are expensed over the remaining portion of their vesting period.  These awards are expensed under the accelerated amortization approach using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123.  For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, which is generally a four year vesting period.  SFAS 123R requires that the deferred stock-based compensation on the condensed consolidated balance sheet on the date of adoption be netted against additional paid-in capital.  As of December 31, 2005, there was a balance of $235 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

For the three and six months ended June 30, 2006, the Company recorded stock-based compensation expense of $100 million and $208 million, respectively, which reduced gross profit by $2 million and $3 million, respectively.  As a result of adopting SFAS 123R the Company’s income from operations for the three and six months ended June 30, 2006 was lower by $76 million and $163 million, respectively, and net income by $55 million and $113 million, respectively, than if the Company had continued to account for stock-based compensation under APB 25.  Basic and diluted net income per share for the three and six months ended June 30, 2006 was $0.04 and $0.08 lower, respectively than if the company had continued to account for stock-based compensation under APB 25.  For the three and six months ended June 30, 2005, the Company recognized $11 million and $20 million, respectively, of stock-based compensation expense under the intrinsic value method.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three and six months ended June 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.  Upon the adoption of SFAS 123R, the Company recorded a cumulative adjustment to account for the expected forfeitures of stock-based awards granted prior to January 1, 2006, for which the Company previously recorded an expense.  This adjustment was not material and was recorded as a reduction to stock-based compensation expense in the three months ended March 31, 2006.

Upon the adoption of SFAS 123R, the Company included as part of cash flows from financing activities the gross benefit of tax deductions related to stock-based awards in excess of the grant date fair value of the related stock-based awards for the options exercised during the six months ended June 30, 2006 and certain options exercised in prior periods.  This amount is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities.  Total cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.

Stock Plans.   The Company’s 1995 Stock Plan and stock option plans assumed through acquisitions are collectively referred to as the “Plans.”  The 1995 Stock Plan provides for the issuance of stock-based awards to employees, including executive officers and consultants.  The 1995 Stock Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, indexed options, and dividend equivalents.

Options granted under the 1995 Stock Plan before May 19, 2005 generally expire ten years after the grant date and options granted after May 19, 2005 generally expire seven years after the grant date.  Options generally become exercisable over a four year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

The 1995 Stock Plan permits the granting of restricted stock and restricted stock units, collectively referred to as “restricted stock awards.”  Restricted stock awards generally vest upon meeting certain performance-based objectives or the passage of time, or a combination of both, and continued employment through the vesting period.  Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value is recognized as an expense over the corresponding service period.  Any shares of the Company’s common stock issued in settlement of restricted stock units will be counted against the Plans’ share limit as 1.75 shares for every one share issued in settlement of restricted stock units.

The Plans provide for the issuance of a maximum of approximately 654 million shares of which 64 million were still available for issuance as of June 30, 2006.

The 1996 Directors’ Option Plan (the “Directors’ Plan”) provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company.  The Directors’ Plan provides for the issuance of up to approximately 9 million shares of the Company’s common stock, of which approximately 5 million were still available for issuance as of June 30, 2006.  Any shares of the Company’s common stock issued in settlement of restricted stock units granted under the Directors’ Plan will be counted against the plan’s share limit as 1.75 shares for every one share actually issued in settlement of the restricted stock units.

Options granted under the Directors’ Plan before May 25, 2006 generally become exercisable, based on continued service as a director, in equal monthly installments over four years for initial grants to new directors and, for annual grants, over four years, in each case with 25 percent of such options vesting on the one year anniversary of the date of grant and the remaining options vesting in equal monthly installments over the remaining 36-month period thereafter.  Such options generally expire ten years after the grant date.  Options granted on or after May 25, 2006 become exercisable, based on continued service as a director, in equal quarterly installments over one year.  Such options generally expire seven years after the grant date.

Restricted stock units granted under the Director’s Plan vest in equal quarterly installments over a one year period following the date of grant and are payable in an equal number of shares of the Company’s common stock on the earlier of the third anniversary of the grant date or the date the director ceases to be a member of the board.

Non-employee directors are now also permitted to elect an award of restricted stock units or a stock option under the Directors’ Plan in lieu of a cash payment of fees for serving as chairperson of a board committee.  Such stock options or restricted stock unit awards granted on conversion of chairperson fees are fully vested on the grant date.

Employee Stock Purchase Plan.   The Company has an Employee Stock Purchase Plan (the “Purchase Plan”), which allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations.  The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date.  The Purchase Plan provides for the issuance of a maximum of approximately 30 million shares of common stock of which 14 million shares were still available as at June 30, 2006.  For the three and six months ended June 30, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $12 million and $26 million respectively.  As of June 30, 2006 there was $53 million of unamortized stock-based compensation cost which will be recognized over a weighted average period of 1.2 years.

Executive Retention Compensation Agreement.  During the three months ended June 30, 2006, the Compensation Committee of the Company’s Board of Directors, approved a three year performance and retention compensation arrangement with the Company’s Chief Executive Officer (“CEO”).  For each of the years 2006 to 2008, the CEO will be eligible to receive a discretionary annual bonus payable in the form of a fully vested non-qualified stock option for up to 1 million shares with an exercise price equal to the closing trading price of the Company’s common stock on the date of the grant.  As of June 30, 2006 there was $11 million of unamortized stock-based compensation cost related to the 2006 portion of this award which is expected to be recognized over the remainder of 2006.

Stock option activity under the Company’s Plans for the six months ended June 30, 2006 is summarized as follows (in thousands, except per share amounts and as noted):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	182,694	$28.11
Options granted	26,245	$32.57
Options exercised (2)	(12,004)	$12.56
Options cancelled/forfeited/expired	(8,390)	$37.19
Outstanding at June 30, 2006	188,545	$29.32	6.0	$1,439,283

Vested and expected to vest at June 30, 2006 (1)	178,594	$29.11	6.0	$1,421,664

Exercisable at June 30, 2006	109,147	$27.84	5.3	$1,161,344

(1)                   The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

(2)                   The Company’s current practice is to issue new shares to satisfy stock option exercises.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on June 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2006.  The total intrinsic value of options exercised in the three and six months ended June 30, 2006 was $115 million and $259 million, respectively.  The weighted average grant date fair value of options granted in the three months ended June 30, 2005 and 2006 was $11.66 and $10.46, respectively.  The weighted average grant date fair value of options granted in the six months ended June 30, 2005 and 2006 was $12.36 and $10.35, respectively.

As of  June 30, 2006, there was $507 million of unamortized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 3.3 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the six months ended June 30, 2006 was $190 million.

The total tax benefit attributable to options exercised in the six months ended June 30, 2006 was $90 million.

The tax benefits from stock-based compensation for the six months ended June 30, 2006 was $164 million, which is reported on the condensed consolidated statements of cash flows.  This represents the total amount of income tax benefit in the current period related to options exercised in current and prior periods, net of deferred tax benefits related to our current period stock-based compensation expense.

The gross excess tax benefits from stock-based compensation for the six months ended June 30, 2006 of $216 million, as reported on the condensed consolidated statements of cash flows in financing activities represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.  The gross excess tax benefits for the six months ended June 30, 2006 were comprised of $73 million related to options exercised during the six months ended June 30, 2006 and $143 million related to options exercised in prior periods.  The Company has accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable.  To the extent such deductions are expected to reduce income taxes payable in the current year, they are reported as financing activities in the condensed consolidated statements of cash flows.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan (5)
	Three Months Ended		Three Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Expected dividend yield (1)	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate (2)	3.7%	5.0%	1.3%	5.0%
Expected volatility (3)	40.1%	34.3%	39.4%	31.7%
Expected life (in years) (4)	3.5	3.8	0.5	1.2

	Stock Options		Purchase Plan (5)
	Six Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Expected dividend yield (1)	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate (2)	3.7%	4.9%	1.3%	5.0%
Expected volatility (3)	40.9%	34.0%	39.4%	31.7%
Expected life (in years) (4)	3.8	3.8	0.5	1.2

(1)                                  The Company has no history or expectation of paying dividends on its common stock.

(2)                                  The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)                                  The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. Up to September 30, 2005, including the three and six months ended June 30, 2005, the Company used an equally weighted average of trailing volatility and market based implied volatility for the computation.

(4)                                  The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior.  The expected life of options granted under the Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)                                  Assumptions for the Purchase Plan relate to the most recent enrollment period.  Enrollment is currently permitted in May and November of each year.

Restricted stock awards activity for the six months ended June 30, 2006 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	7,666	$36.13
Granted	3,141	$31.82
Vested	(165)	$30.10
Forfeited	(309)	$33.31

Unvested at June 30, 2006	10,333	$35.00

As of June 30, 2006, there was $226 million of unamortized stock-based compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.  No restricted stock awards vested during the three months ended June 30, 2005 and 2006 respectively.  The total fair value of restricted stock awards vested during the six months ended June 30, 2006 and 2005 was $6 million and $5 million, respectively.

If the fair value based method under FAS 123, had been applied in measuring stock-based compensation expense for the three and six months ended June 30, 2005, the pro forma effect on net income and net income per share would have been as follows, as previously disclosed (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income:
As reported	$754,689	$959,249
Add: Stock-based compensation expense included in reported net income, net of tax	6,568	12,248
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(57,147)	(114,193)
Pro forma net income	$704,110	$857,304

Net income per share:
As reported—basic	$0.54	$0.69
As reported—diluted	$0.51	$0.65
Pro-forma—basic	$0.50	$0.62
Pro-forma—diluted	$0.47	$0.58

Note 11 STOCK REPURCHASE PROGRAMS

In March 2001, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding shares of common stock over the following two years, depending on market conditions, share price and other factors.  In March 2003, the Company’s Board of Directors authorized a two year extension of this stock repurchase program until March 2005.  Under this program, from March 2001 through December 31, 2004, the Company repurchased 32.9 million shares of common stock at an average price of $4.86 per share for total consideration of $160 million.  During this period, of the shares repurchased, 32.1 million shares were purchased from SOFTBANK at an average price of $4.84 per share.  During the three months ended March 31, 2005, the Company repurchased an additional 4.9 million shares in the open market, at an average price of $33.60 per share, for total consideration of $165 million.  This stock repurchase program has expired.

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

In the three months ended June 30, 2006, the Company repurchased 13.8 million shares of common stock including 12.0 million shares received upon the maturity of structured stock repurchase transactions.  The Company repurchased the shares at an average price of $31.62 per share.  Total cash consideration for the repurchased stock was $436 million including cash consideration of $51 million paid during the current quarter, $250 million invested in a structured stock repurchase transaction entered into during the third quarter of 2005, and $135 million invested in a structured stock repurchase transaction entered into during the fourth quarter of 2005.

For the six months ended June 30, 2006 the Company repurchased 35.9 million shares at an average price of $33.04 per share.  Total cash consideration for the repurchased stock was $1,185 million, including cash consideration of $690 million paid during the six months ended June 30, 2006, $250 million invested in a structured stock repurchase transaction entered into during the third quarter of 2005, and investments in structured stock repurchase transactions totaling $245 million entered into in the fourth quarter of 2005.  The Company also received $272 million in cash upon settlement of a $250 million structured stock repurchase transaction entered into in 2005.

These repurchased shares are recorded as part of treasury stock.  Treasury stock is accounted for under the cost method.

In the three months ended June 30, 2006, the Company entered into a $250 million structured stock repurchase transaction, which settles in cash or stock depending on the market price of Yahoo!’s common stock on the date of maturity.  This transaction will settle in the fourth quarter of 2006.  If the market price of Yahoo! common stock is above $32.53 the Company will have its investment returned with a premium.  If the market price is at or below $32.53, the Company will repurchase 8.5 million shares of its common stock.

In aggregate as of June 30, 2006, there were outstanding structured stock repurchase transactions totaling $500 million which were entered into in the six months ended June 30, 2006 and will mature in the third and fourth quarters of 2006 and could result in the repurchase of up to 16.5 million shares.

These outstanding transactions are recorded in stockholders’ equity on the condensed consolidated balance sheets.  See Note 14 - “Subsequent Events” for additional information.

Note 12 COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.   The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2006 and 2027.

A summary of net lease commitments as of June 30, 2006 follows (in millions):

	Gross lease commitments	Sublease income	Net lease Commitments
Six months ending December 31, 2006	$40	$(2)	$38
Years ending December 31,
2007	86	(1)	85
2008	96	(2)	94
2009	95	(1)	94
2010	85	(1)	84
2011	71	—	71
Due after 5 years	392	—	392
Total net lease commitments	$865	$(7)	$858

Affiliate Commitments.  In connection with contracts to provide sponsored search services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its affiliates.  As of June 30, 2006, these commitments total $113 million of which $102 million will be payable in the remainder of 2006 and $11 million will be payable in 2007.

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

As of June 30, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

As of June 30, 2006 the Company had commitments to purchase land located in Santa Clara, California. See Note 14 – “Subsequent Events” for additional information.

Contingencies.  From time to time, third parties assert patent infringement claims against the Company.  Currently, the Company is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.  In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of claims, including claims alleging defamation or invasion of privacy, arising in connection with the Company’s e-mail, message boards, auction sites, shopping services and other communications and community features.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  On August 31, 2005, the Court entered an order confirming its preliminary approval of a settlement proposal made by plaintiffs, which includes settlement of, and release of claims against, the issuer defendants, including Overture.  The parties are awaiting final approval of the settlement.  If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and will continue to defend the case vigorously.

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows.  However, the Company may incur substantial expenses in defending against third party claims.  In the event of a determination adverse to the Company or its subsidiaries, the Company may incur substantial monetary liability and be required to change our business practices.  Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 13 SEGMENTS

The Company manages its business geographically.  The primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization and stock-based compensation expense for making financial decisions and allocating resources.  Segment operating income before depreciation, amortization and stock-based compensation expense includes income from operations before depreciation, amortization and stock-based compensation expense.  Management believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments.  However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Revenues by segment:
United States	$869,517	$1,070,134	$1,688,243	$2,167,172
International	383,480	505,720	738,496	975,737
Total revenues	$1,252,997	$1,575,854	$2,426,739	$3,142,909

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$291,244	340,598	$561,659	$675,867
International	77,196	116,260	151,843	215,923

Total segment operating income before depreciation, amortization and stock-based compensation expense	368,440	456,858	713,502	891,790

Depreciation and amortization	(96,135)	(127,548)	(184,368)	(252,627)
Stock-based compensation expense	(10,948)	(99,723)	(20,414)	(208,364)
Income from operations	$261,357	$229,587	$508,720	$430,799

Capital expenditures, net:
United States	$77,516	$152,653	$136,531	$278,423
International	16,135	22,425	25,269	38,402
Total capital expenditures, net	$93,651	$175,078	$161,800	$316,825

	December 31, 2005	June 30, 2006
Property and equipment, net:
United States	$613,426	$781,503
International	84,096	102,502
Total property and equipment, net	$697,522	$884,005

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three and six months ended June 30, 2005 and 2006.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006

Marketing services	$1,094,301	$1,386,245	$2,119,097	$2,767,099
Fees	158,696	189,609	307,642	375,810
Total revenues	$1,252,997	$1,575,854	$2,426,739	$3,142,909

Note 14 SUBSEQUENT EVENTS

Stock Repurchase Transactions.  Subsequent to June 30, 2006, the Company has repurchased an aggregate of 36.7 million of its own common shares at an average price of $27.69 per share for a total amount of $1,015 million.  These repurchases were completed as follows:

•                  Structured Stock Repurchases.  Subsequent to June 30, 2006, the Company repurchased 8.1 million of its own common shares at an average repurchase price of $31.00 per share as a result of the settlement of a $250 million structured stock repurchase transaction entered into in January 2006.

•                  Open Market Stock Repurchase Transactions.  Subsequent to June 30, 2006, the Company repurchased 28.6 million shares of its own common shares at an average price of $26.75 per share for a total amount of $765 million, of which $725 million has been paid through August 4, 2006 and $40 million will be paid by August 8, 2006.

Property and Equipment, Net.  Subsequent to June 30, 2006, the Company completed the purchase of land in Santa Clara, California with a total value of approximately $116 million, including expenses.

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

•       expectations about cost of revenues and operating expenses;

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

Second Quarter Performance Highlights

Revenues

Our revenues for the second quarter of 2006 increased 26 percent year over year to $1.6 billion, with unique users up 9 percent year over year (or up 28 percent excluding Yahoo! China as of June 30, 2005), fee paying users up 42 percent year over year, and page views up 25 percent year over year (or up 33 percent excluding Yahoo! China as of June 30, 2005). We divested Yahoo! China in October 2005 in connection with our strategic investment in Alibaba and accordingly have recalculated our unique user and page view growth rates as if the unique users and page views of Yahoo! China had been excluded as of June 30, 2005 to allow for comparison between the two periods.

Income from Operations

Operating income for the second quarter of 2006 declined year over year primarily due to the adoption, on a modified prospective basis of SFAS 123R, “Share-Based Payment” on January 1, 2006 which resulted in stock-based compensation expense of $100 million in the second quarter of 2006, compared to $11 million in the second quarter of 2005.

Stock repurchases

We repurchased 13.8 million shares of our common stock in the second quarter of 2006 at an average price of $31.62 per share. We have now repurchased 35.9 million shares of our common stock in the first half year of 2006 at an average price of $33.04 per share.

	Three Months Ended June 30,		2005-2006	Six Months Ended June 30,		2005-2006
Operating Highlights	2005	2006	Change	2005	2006	Change

Revenues	$1,252,997	$1,575,854	$322,857	$2,426,739	$3,142,909	$716,170
Income from operations	$261,357	$229,587	$(31,770)	$508,720	$430,799	$(77,921)

	Six Months Ended June 30,		2005-2006
Cash Flow Highlights	2005	2006	Change

Net cash provided by operating activities	$789,910	$814,565	$24,655
Net cash provided by (used in) investing activities	$543,165	$(175,457)	$(718,622)
Net cash provided by (used in) financing activities	$(221,302)	$(512,145)	$(290,843)

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

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenues	100%	100%	100%	100%
Cost of revenues	40	41	40	41
Gross profit	60	59	60	59

Operating expenses:
Sales and marketing	20	21	20	21
Product development	10	13	10	14
General and administrative	7	8	7	8
Amortization of intangibles	2	2	2	2

Total operating expenses	39	44	39	45

Income from operations	21	15	21	14
Other income, net	78	2	42	2

Income before income taxes, earnings in equity interests and minority interests	99	17	63	16
Provision for income taxes	(41)	(8)	(26)	(7)
Earnings in equity interests	2	1	3	1
Minority interests in operations of consolidated subsidiaries	0	0	0	0
Net income	60%	10%	40%	10%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three months Ended June 30,				Percent	Six months Ended June 30,				Percent
	2005	(1)	2006	(1)	Change	2005	(1)	2006	(1)	Change

Marketing services	$1,094,301	87%	$1,386,245	88%	27%	$2,119,097	87%	$2,767,099	88%	31%
Fees	158,696	13%	189,609	12%	19%	307,642	13%	375,810	12%	22%
Total revenues	$1,252,997	100%	$1,575,854	100%	26%	$2,426,739	100%	$3,142,909	100%	30%

(1)                                  Percent of total revenues.

Marketing Services Revenue.  Marketing Services revenue for the second quarter of 2006 increased by $292 million, or 27 percent, as compared to the same period in 2005.  Marketing Services revenue for the six months ended June 30, 2006 increased by $648 million, or 31 percent, as compared to the same period in 2005.  Our year over year growth in marketing services revenue was impacted by declining revenues from our relationship with Microsoft Corporation (“Microsoft”) who largely transitioned its U.S. business in-house during the three months ended June 30, 2006.  The year over year growth in our marketing services revenue can be attributed to a combination of factors that are driving increased advertising revenue across the entire Yahoo! Properties.  These include an increase in our user base and activity levels on the Yahoo! Properties, which resulted in a higher volume of search queries, page views and click-throughs.  We believe our increased user audience has attracted new advertisers to our portfolio of marketing solutions and contributed to the increase in our marketing services revenue over the prior year period.

On the Yahoo! Properties, our number of unique users worldwide as of June 30, 2006 was approximately 9 percent higher than the number of unique users as of June 30, 2005.  Unique users are the estimated number of people who visited the Yahoo! Properties in a given month.  If the unique users of Yahoo! China had been excluded as of June 30, 2005, our estimated unique users as of June 30, 2006 would have been 28 percent higher than as of June 30, 2005.

We have refined our method for computing changes in the volume of page views and searches and average revenue per page view and search this quarter to include only page views (which include searches) on the Yahoo! Properties and searches performed on our affiliate network sites, and to exclude the impact of content match links.  Since the introduction of the content match offering last year, the growth in the number of content match links on our affiliate network sites has been significant but the related revenues have not been proportionate, resulting in a disproportionate impact on our volume and revenue yield measures as computed under our prior methodology.

Using this refined method, which we believe more accurately reflects trends in our volume and revenue yield measures, the combined number of page views and searches increased by approximately 20 percent and 21 percent in the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005.  The increases in the volume of page views and searches can be attributed to an increased number of users, an increased number of affiliates, and an expanded offering of properties which increased our inventory of page views.  The combined average revenue per page view and search increased by approximately 4 percent and 7 percent in the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.  Our combined revenue per page view and search was benefited as we expanded our offerings on the Yahoo! Properties, introduced new inventory with different yields and better monetized our inventory.

Applying this refined method for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, the combined number of page views and searches increased by approximately 21 percent in the three months ended March 31, 2006 and the combined average revenue per page view and search increased by approximately 9 percent, respectively, when compared to the prior year.

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

Fees Revenue.  Fees revenue for the second quarter of 2006 increased $31 million, or 19 percent, as compared to the same period in 2005.  Fees revenue for the six months ended June 30, 2006 increased $68 million, or 22 percent, as compared to the same period in 2005.  The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 14.3 million as of June 30, 2006, compared to 10.1 million as of June 30, 2005, an increase of 42 percent.  Our increased base of paying users was due to growth in users across most of our offerings, with the largest growth generated from new Internet broadband users.  Our fee-based services include Internet broadband services, sports, music, personals, and premium mail offerings, as well as our services for small businesses.  Average monthly revenue per paying user has decreased to approximately $3.50 for the three and six months ended June 2006, compared to approximately $4.00 for the same periods of 2005.  The decline in average monthly revenue per paying user reflects the continued growth of paying users in our services with lower fees.

Costs and Expenses:  Operating costs and expenses were as follows (in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2005	(1)	2006 (2)	(1)	Change (2)	2005	(1)	2006 (2)	(1)	Change (2)

Cost of revenues (3)	$500,158	40%	$645,767	41%	29%	$967,082	40%	$1,303,710	41%	35%
Sales and marketing	$247,915	20%	$325,845	21%	31%	$479,924	20%	$657,005	21%	37%
Product development	$129,285	10%	$208,743	13%	61%	$251,896	10%	$426,320	14%	69%
General and administrative	$87,128	7%	$131,909	8%	51%	$165,387	7%	$260,214	8%	57%
Amortization of intangibles	$27,154	2%	$34,003	2%	25%	$53,730	2%	$64,861	2%	21%

(1)                                  Percent of total revenues.

(2)                                  Effective January 1, 2006, we adopted SFAS 123R and recorded stock-based compensation expense under the fair value method.  Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method.  In the three and six months ended June 30, 2006, we recorded $100 million and $208 million, respectively, of stock-based compensation expense compared to $11 million and $20 million for the three and six months ended 2005, respectively.  This stock-based compensation expense has been included in the same income statement category as the cash compensation paid to the recipient of the stock-based award.

(3)                                  For the three and six months ended June 30, 2005, we have reclassified amortization expense of $14 million and $28 million, respectively, relating to developed technology and patents acquired through acquisitions, in the condensed consolidated statements of income from operating expenses to cost of revenues to conform with the classification for the three and six months ended June 30, 2006.  For the three and six months ended June 30, 2006 cost of revenues includes amortization expense of $23 million and $49 million, respectively, relating to developed technology and patents acquired through acquisitions.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Cost of revenues	$—	$1,582	$—	$3,267
Sales and marketing	1,509	38,489	2,999	77,356
Product development	3,741	36,170	7,003	73,887
General and administrative	5,698	23,482	10,412	53,854
Total stock-based compensation expense	$10,948	$99,723	$20,414	$208,364

See Note 10—“Stock-Based Compensation” in the condensed consolidated financial statements as well as our Critical Accounting Policies, Judgments and Estimates for additional information about stock-based compensation.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs (“TAC”) and other expenses associated with the production and usage of the Yahoo! Properties.  TAC consists of payments made to affiliates who have integrated our search and advertising offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties.  Other cost of revenues consists of fees paid to third parties for content included on our online media properties, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of developed technology and patents, and compensation related expenses (including stock-based compensation expense).

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2005	(1)	2006	(1)	Change	2005	(1)	2006	(1)	Change

TAC	$377,885	30%	$453,199	29%	20%	$730,872	30%	$932,556	29%	28%
Other cost of revenues	122,273	10%	192,568	12%	57%	236,210	10%	371,154	12%	57%
Cost of revenues	$500,158	40%	$645,767	41%	29%	$967,082	40%	$1,303,710	41%	35%

(1)                                  Percent of total revenues.

Cost of revenues for the second quarter of 2006 increased $146 million, or 29 percent, as compared to the same period of 2005.  The increase included $75 million of additional TAC which represents the largest component of cost of revenues, as well as an increase of $21 million in content costs, $17 million in server equipment depreciation and maintenance cost, and $9 million in amortization of developed technology and patents acquired through acquisitions.  Additionally, Internet connection charges and data center costs increased $10 million in the second quarter of 2006, compared to the same period of 2005.  Cost of revenues for the six months ended June 30, 2006 increased $337 million, or 35 percent, as compared to the same period of 2005.  The increase included $202 million of additional TAC as well as an increase of $35 million in content costs, $31 million in server equipment depreciation and maintenance cost, and $21 million in amortization of developed technology and patents acquired through acquisitions.  Internet connection charges and data center costs also increased by $19 million for the six months ended June 30, 2006, compared to the same period of 2005.

The year over year increases in TAC of 20 percent and 28 percent for the three and six months ended June 30, 2006, respectively, were mainly driven by our 27 percent and 31 percent growth in marketing services revenues for the same period, compared to the three and six months ended June 30, 2005.  The year over year increases in TAC were impacted by reduced TAC related to our relationship with Microsoft who largely transitioned its U.S. business in-house during the three months ended June 30, 2006.

The increases in content costs were related to our enhanced and expanded offerings on the Yahoo! Properties including new music offerings that were launched in 2005. The increases in server depreciation and maintenance expense resulted from the depreciation and maintenance costs of additional information technology assets.  The increases in the amortization of developed technology and patents resulted from our continued acquisition activity.  Internet connection charges and data center costs increased to allow us to continue to manage our increasing user base, traffic, and new offerings on Yahoo! Properties.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions and travel costs.

Sales and marketing expenses for the second quarter of 2006 increased $78 million, or 31 percent, as compared to the same period of 2005.  Sales and marketing expenses for the six months ended June 30, 2006 increased $177 million, or 37 percent, as compared to the same period of 2005.

Approximately $67 million and $143 million of the increases for the three and six months ended June 30, 2006, respectively, were related to compensation expense, including an additional $37 million and $74 million of stock-based compensation expense for the three and six month periods, respectively, as we increased our sales and marketing headcount to expand our presence in certain territories to service our expanding advertising business as well as support our growing advertiser base in existing regions.  The increase in stock-based compensation expense was due to our adoption of SFAS 123R.  Additionally, year over year spending on marketing and distribution increased by $16 million for the six months ended June 30, 2006, as we continued to invest in product branding and further develop our distribution channels.

Sales and marketing expenses as a percentage of revenues were 21 percent (including 2 percent related to stock-based compensation expense) for both three and six months ended June 30, 2006, compared to 20 percent for both three and six months ended June 30, 2005.

Product Development.  Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for enhancements to and maintenance of the Yahoo! Properties, classification and organization of listings within the Yahoo! Properties and research and development, as well as depreciation expense and other operating costs.

Product development expenses for the second quarter of 2006 increased $79 million, or 61 percent, as compared to the same period of 2005.  Product development expenses for the six months ended June 30, 2006 increased $174 million, or 69 percent, as compared to the same period of 2005.  Approximately $71 million and $152 million of the increase for the three and six month periods, respectively, were related to compensation expense including an additional $32 million and $67 million of stock-based compensation expense for the three and six month periods, respectively, as we continued to hire engineers to further develop and create new offerings and services on the Yahoo! Properties.  The increase in stock-based compensation expense was due to our adoption of SFAS 123R.

Product development expenses as a percentage of revenues were 13 percent (including 2 percent related to stock-based compensation expense) and 10 percent for the second quarter of 2006 and 2005, respectively.  Product development expenses as a percentage of revenues were 14 percent (including 2 percent related to stock-based compensation expense) and 10 percent for the six months ended June 30, 2006 and 2005, respectively.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) and fees for professional services.

General and administrative expenses for the second quarter of 2006 increased $45 million, or 51 percent, as compared to the same period of 2005.  General and administrative expenses for the six months ended June 30, 2006 increased $95 million, or 57 percent, as compared to the same period of 2005.  The increase was primarily due to an additional $18 million and $43 million of stock-based compensation expense for the three and six month periods, respectively, as a result of the adoption of SFAS 123R.  Additionally, professional services increased $10 million and $23 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005.

General and administrative expenses as a percentage of revenues were 8 percent (including 1 percent related to stock-based compensation expense) and 7 percent, for the second quarter of 2006 and 2005, respectively.  General and administrative expenses as a percentage of revenues were 8 percent (including 2 percent related to stock-based compensation expense) and 7 percent for the six months ended June 30, 2006 and 2005, respectively.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.  Amortization of developed technology and patents acquired through acquisitions is included in the cost of revenues.

Amortization of other intangibles was approximately $34 million for the second quarter of 2006, compared to $27 million for the same period of 2005.  Amortization of other intangibles was approximately $65 million for the six months ended June 30, 2006, compared to $54 million for the same period of 2005.  Amortization of other intangibles was 2 percent of revenues for all of the three and six month periods ended June 30, 2006 and 2005.  The year over year increase in amortization of intangibles was the result of additional intangible assets acquired through acquisitions.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Interest and investment income	$27,100	$37,924	$50,872	$73,401
Investment gains (losses), net	949,149	(4,106)	968,283	(3,335)
Other	3,487	2,272	10,575	1,460
Total other income, net	$979,736	$36,090	$1,029,730	$71,526

Other income, net decreased in the three and six months ended June 30, 2006, compared to the same periods in 2005 due to investments gains of $949 million and $968 million from sales of non-strategic marketable equity securities recorded in the three and six month periods of 2005, respectively, with no comparable transactions during the three and six month periods in 2006.  The decrease in investment gains in the three and six months ended June 30, 2006 were partially offset by the increase in interest and investment income as a result of higher average interest rates.  Average interest rates were approximately 3.9 percent and 3.8 percent in the three and six month periods in 2006, compared to 2.5 percent in the same periods of 2005.  Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rate for the second quarter of 2006 was 46 percent, compared to 42 percent for the same period in 2005.  The effective tax rate for the six months ended June 30, 2006 was 45 percent, compared to 41 percent for the same period in 2005.  The provisions for income taxes for the three and six months ended June 30, 2006 differ from the amounts computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, foreign losses for which no tax benefit is provided, and non-deductible stock-based compensation expense.  For the three and six months ended June 30, 2005, the provision differed from the amount computed by applying the statutory federal income tax rate principally due to state taxes and foreign losses for which no tax benefit is provided.  The effective tax rates for the three and six month periods of 2006 were higher than the rates for the three and six month periods in 2005 primarily due to the non-deductible portion of stock-based compensation expense resulting from the adoption of SFAS 123R and the impact of a global reorganization intended to streamline our operational structure.  Additionally, in the three and six months ended June 30, 2005, we recognized investment gains of $949 million and $968 million, respectively, from sales of marketable equity security investments which resulted in a substantial increase in our income before income taxes.  Hence, nondeductible items had a reduced impact on our effective tax rate since they comprised a smaller proportion of our income before income taxes, thereby contributing to an overall lower effective tax rate in these periods of 2005.

Earnings in Equity Interests.  Earnings in equity interests for the second quarter of 2006 was $22 million, compared to $33 million for the same period of 2005.  Earnings in equity interests for the six months ended June 30, 2006 was $48 million, compared to $62 million for the same period of 2005.  Earnings in equity interests consists of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba.  During the first quarter of 2006, we started recording, one quarter in arrears, our share of the results of Alibaba and the related amortization expense of the acquired intangible assets.  See Note 4—“Investments in Equity Interests” in the condensed consolidated financial statements for further information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from such subsidiaries in which we hold a majority ownership interest, but less than 100 percent, and consolidate the subsidiaries’ results in our consolidated financial statements.  Minority interests in operations of consolidated subsidiaries were less than $1 million in the three and six months ended June 30, 2006, respectively, compared to $4 million and $5 million in the three and six months ended June 30, 2005.  Minority interests recorded in the three and six months ended June 30, 2006 were related to our Yahoo!7 joint venture arrangement completed in the first quarter of 2006.  Our minority interests in the three and six months ended June 30, 2005 were related to Yahoo! Europe and Yahoo! Korea.  We acquired the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea and accordingly, these entities became our wholly owned subsidiaries during the fourth quarter of 2005.  See Note 3—“Acquisitions” in the condensed consolidated financial statements for further information.

Business Segment Results

We manage our business geographically.  Our primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization and stock-based compensation expense for making financial decisions and allocating resources.  Segment operating income before depreciation, amortization and stock-based compensation expense, includes income from operations before depreciation, amortization and stock-based compensation expense.  Management believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure for evaluating the operational performance of our segments.  However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2005	(1)	2006	(1)	Change	2005	(1)	2006	(1)	Change

Revenues by segment:
United States	$869,517	69%	$1,070,134	68%	23%	$1,688,243	70%	$2,167,172	69%	28%
International	383,480	31%	505,720	32%	32%	738,496	30%	975,737	31%	32%
Total revenues	$1,252,997	100%	$1,575,854	100%	26%	$2,426,739	100%	$3,142,909	100%	30%

(1)                                  Percent of total revenues.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2005	2006	Change	2005	2006	Change

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$291,244	$340,598	17%	$561,659	$675,867	20%
International	77,196	116,260	51%	151,843	215,923	42%
Total segment operating income before depreciation, amortization and stock-based compensation expense	368,440	456,858	24%	713,502	891,790	25%
Depreciation and amortization	(96,135)	(127,548)	33%	(184,368)	(252,627)	37%
Stock-based compensation expense	(10,948)	(99,723)	N/A %	(20,414)	(208,364)	N/A %
Income from operations	$261,357	$229,587	(12)%	$508,720	$430,799	(15)%

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three and six months ended June 30, 2006 or 2005.

United States.  United States revenues in the second quarter of 2006 increased $201 million, or 23 percent as compared to the same period in 2005.  United States revenues for the six months ended June 30, 2006 increased $479 million, or 28 percent as compared to the same period in 2005.  The increases are a result of strong growth in advertising across the Yahoo! Properties as well as growth from our fee-based services.  Approximately 86 percent of the increase, or $172 million and 87 percent of the increase, or $417 million for the three and six month periods, respectively, came from marketing services revenue.  The advertising growth can be attributed to our expanding user base which has been attracting more advertisers and has led to increases in our marketing services revenue.  The growth in our fee-based services is due to the increase in our paying users for both existing and expanded offerings.

International.  International revenues in the second quarter of 2006 increased $122 million, or 32 percent, compared to the same period in 2005.  International revenues for the six months ended June 30, 2006 increased $237 million, or 32 percent, compared to the same period in 2005.  More than 95 percent of the international revenue increase came from marketing services revenue for the three and six month periods of 2006.  The year over year growth in international marketing services revenue can be attributed to our increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace and our affiliate network.

International revenues accounted for approximately 32 percent of total revenues in the three months ended June 30, 2006, compared to 31 percent in the same period of 2005.  International revenues accounted for approximately 31 percent of total revenues in the six months ended June 30, 2006, compared to 30 percent in the same period of 2005.  Our strong presence in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated by our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, and Australian Dollars.  The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment if the United States dollar weakens against foreign currencies.  Using the average foreign currency exchange rates from the three and six months ended June 30, 2005, our international revenues for the three and six months ended June 30, 2006 would have been higher than we reported by approximately $7 million and $34 million, respectively.

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

Deferred Income Tax Asset Valuation Allowance.   We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, an adjustment to the valuation allowance would mainly increase stockholders’ equity as the majority of our net operating losses result from employee stock option deductions.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate.  We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior.  We estimate the volatility of our common stock at the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater.  We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility.  Therefore, expected volatility for the three and six months ended June 30, 2006 was based on a market-based implied volatility.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled.  If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  See Note 10—“Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Recent Accounting Pronouncements

Effective January 1, 2006 we adopted SFAS 123R, and our condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R.  For the three and six months ended June 30, 2006, we recorded stock-based compensation expense of $100 million and $208 million, respectively, which reduced gross profit by $2 million and $3 million, respectively.  As a result of adopting SFAS 123R our income from operations for the three and six months ended June 30, 2006 was lower by $76 million and $163 million, respectively, and net income by $55 million and $113 million, respectively, than if we had continued to account for stock-based compensation under APB 25.  Basic and diluted net income per share for the three and six months ended June 30, 2006 was $0.04 and $0.08 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.  We also capitalized $3 million and $5 million of stock-based compensation expense in the three and six months ended June 30, 2006, respectively which is now part of property and equipment, net on the condensed consolidated balance sheets.  For the three and six months ended June 30, 2005, we recognized $11 million and $20 million, respectively, of stock-based compensation expense under the intrinsic value method in accordance with APB 25.  In addition, prior to the adoption of SFAS 123R, we presented tax benefits from stock-based compensation as cash flows from operating activities.  Upon the adoption of SFAS 123R, the gross benefits of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards are now classified as cash flows from financing activities.  See Note 10—“Stock-Based Compensation” in the condensed consolidated financial statements for further information.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations.

Liquidity and Capital Resources

(dollars in thousands)	As of December 31, 2005	As of June 30, 2006

Cash and cash equivalents	$1,429,693	$1,591,223
Marketable debt securities	2,570,155	2,373,449
Total cash, cash equivalents, and marketable debt securities	$3,999,848	$3,964,672
Percentage of total assets	37%	35%

	Six Months Ended June 30,
	2005	2006

Net cash provided by operating activities	$789,910	$814,565
Net cash provided by (used in) investing activities	$543,165	$(175,457)
Net cash provided by (used in) financing activities	$(221,302)	$(512,145)

Our operating activities for the six months ended June 30, 2006 and 2005 generated adequate cash to meet our operating needs.  As of June 30, 2006, we had cash, cash equivalents and marketable debt securities totaling $4.0 billion, which is consistent with the balance at December 31, 2005.  During the six months ended June 30, 2006, we invested $690 million in direct stock repurchases, $317 million in net capital expenditures, as well as a net $228 million in structured stock repurchases and a net $55 million in acquisitions.  The cash used for these investments was offset by $815 million cash generated from operating activities, $190 million from the issuance of common stock as a result of the exercise of employee stock options, and proceeds of $197 million generated from net sales and maturities of marketable debt securities.  The excess tax benefits from stock-based compensation of $216 million were reported as a reduction of cash flows from operating activities and an increase to cash flows from financing activities.

We expect to continue to generate positive cash flows from operations for the remainder of 2006.  We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures.  We believe that existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months.  However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

Cash flow changes

Cash provided by operating activities was greater than net income in the six months ended June 30, 2006 and 2005 mainly due to the net impact of non-cash adjustments to income.  Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock options, and earnings in equity interests.  In the six month periods ended June 30, 2006 and 2005, operating cash flows were positively impacted by changes in working capital balances.

Cash provided by (used in) investing activities was primarily attributable to capital expenditures, purchases and sales of marketable debt and equity securities, as well as acquisitions.  In the six months ended June 30, 2006, we invested $317 million in net capital expenditures, and a net $55 million in acquisitions, which was offset by $197 million of cash generated from the net sales and maturities of marketable debt securities.  In the six months ended June 30, 2005, we generated cash in the amount of $970 million from the sale of non-strategic marketable equity security investments for which there was no comparable activity in 2006.  The source of cash from investing activities was offset by our investment of $162 million in net capital expenditures, $100 million in the net purchases of marketable debt securities as well as $126 million of cash consideration for acquisitions and $39 million of cash used in other investing activities.

Cash used in financing activities was driven primarily by stock repurchases offset by the proceeds from employee option exercises and excess tax benefits from stock-based compensation.  In the six months ended June 30, 2006, we used $690 million in the direct repurchase of 20.8 million shares of our common stock at an average price of $33.16 per share.  In addition, 15.1 million shares were repurchased during the six months ended June 30, 2006 as a result of the settlement of a $495 million structured stock transaction we entered into in 2005.  We also entered into structured stock repurchase transactions resulting in a total cash outlay of $500 million, which was offset by cash proceeds of $272 million from the settlement of a structured stock transaction resulting in a net cash outlay of $228 million in the six months ended June 30, 2006.  Additionally, we generated cash proceeds of $190 million from employee option exercises.  In the six months ended June 30, 2006, excess tax benefits from stock-based compensation of $216 million were included as an increase of cash flows from financing activities.  In the six months ended June 30, 2005, we used $165 million of cash in the direct repurchase of 4.9 million shares of our common stock at an average price of $33.60 per share.  We also used $650 million to enter into structured stock repurchase transactions, which was offset by the proceeds of $290 million from the settlement of structured stock repurchase transactions, totaling a net cash usage of $360 million for these transactions.  These cash outlays were offset by the proceeds of $303 million from employee option exercises in the six months ended June 30, 2005.

Upon adoption of SFAS 123R on January 1, 2006, we have included as part of our cash flows from financing activities, the benefit of tax deductions related to stock-based awards in excess of the gross tax benefits expected at the grant date of the related stock-based awards.  This amount is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities.  Total cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which are due in April 2008.  These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events.  Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur.  Upon conversion, we have the right to deliver cash in lieu of common stock.  As of June 30, 2006, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning July 1, 2006 and ending September 30, 2006.  We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value.  We may not redeem the Notes prior to their maturity.  See Note 9—“Long-Term Debt” in the condensed consolidated financial statements for additional information related to the Notes.

Stock repurchases

In March 2005, following the expiration of the $500 million share repurchase program that was authorized in 2001 and extended in 2003, our Board of Directors authorized the repurchase of up to $3 billion of our outstanding shares of common stock over the next five years, depending on market conditions, share price and other factors.  Repurchases may take place in the open market or in privately negotiated transactions and may be made under a Rule 10b5-1 plan.  We believe that additional repurchases made under appropriate market conditions are a prudent use of cash currently available to us in order to enhance long-term stockholder value.  Under this program, during the six months ended June 30, 2006, we repurchased 35.9 million shares of common stock at an average price of $33.04 per share.

As of June 30, 2006, we had unsettled structured stock transactions in the amount of $500 million. See Note 11 — “Stock Repurchase Programs” in the condensed consolidated financial statements for additional information.

Subsequent to June 30, 2006, we have repurchased an aggregate of 36.7 million of our own common shares at an average price of $27.69 per share for a total amount of $1,015 million.  These repurchases were completed as follows:

•      Structured Stock Repurchases.  Subsequent to June 30, 2006, we repurchased 8.1 million of our own common shares at an average repurchase price of $31.00 per share as a result of the settlement of a $250 million structured stock repurchase transaction entered into in January 2006.

•      Open Market Stock Repurchase Transactions.  Subsequent to June 30, 2006, we repurchased 28.6 million shares of our own common shares at an average price of $26.75 per share for a total amount of $765 million, of which $725 million has been paid through August 4, 2006 and $40 million will be paid by August 8, 2006.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, and furniture and fixtures.  Capital expenditures, net were $317 million in the six months ended June 30, 2006, compared to $162 million in the same period in 2005 and are expected to continue to increase in the rest of 2006 compared to 2005 as we invest in the expansion of the Yahoo! Properties and their offerings.  This continued increase in capital expenditures and operating lease commitments is consistent with our increased headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.  Additionally, as of June 30, 2006, we had commitments to purchase land in Santa Clara, California.  See Note 14—“Subsequent Events” in the condensed consolidated financial statements for additional information.

Contractual obligations and commitments

Operating Leases.  We have entered into various non-cancelable operating lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2006 and 2027.

A summary of gross lease commitments as of June 30, 2006, follows (in millions):

Gross lease commitments

Six months ending December 31, 2006	$40
Years ending December 31,
2007	86
2008	96
2009	95
2010	85
2011	71
Due after 5 years	392
Total gross lease commitments	$865

Affiliate Commitments.  In connection with our contracts to provide sponsored search services to affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our affiliates.  As of June 30, 2006, we had total commitments of $113 million, of which $102 million will be payable in the remainder of 2006 and $11 million will be payable in 2007.

Other Commitments

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, services to be provided by us, or from intellectual property infringement claims made by third parties.  In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers.

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

As of June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  As of June 30, 2006 and 2005, we had investments in short-term marketable debt securities of approximately $1.1 billion and $1.5 billion, respectively.  Such investments had a weighted-average yield of approximately 3.8 percent and 2.9 percent, respectively.  As of June 30, 2006 and 2005, we had investments in long-term marketable debt securities of approximately $1.3 billion and $1.5 billion, respectively.  Such investments had a weighted average yield of approximately 4.3 percent and 3.5 percent, respectively.  A hypothetical 100 basis point increase in interest rates would result in an approximate $25 million and $29 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of June 30, 2006 and 2005.

The fair market value of the zero coupon senior convertible notes (the “Notes”) is subject to interest rate risk and market risk due to the convertible feature of the Notes.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls.  The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations.  As of June 30, 2006 and 2005, the fair value of the Notes was approximately $1.2 billion and $1.3 billion, respectively,  based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for approximately 32 percent and 31 percent of total revenues in the three and six months ended June 30, 2006, compared to 31 percent and 30 percent of total revenues, respectively, in the same periods in 2005.  International revenues in the second quarter of 2006 increased $122 million, or 32 percent, compared to the same period in 2005.  International revenues in the six months ended June 30, 2006 increased $237 million, or 32 percent, compared to the same period in 2005.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars.  The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment, if the United States dollar weakens against foreign currencies.  Using the average foreign currency exchange rates from the three and six months ended June 30, 2005, our international revenues for the three and six months ended June 30, 2006 would have been higher than we reported by approximately $7 million and $34 million, respectively.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  In the second quarter of 2006, we recorded net foreign currency transaction gains, realized and unrealized, of $3 million, compared to net losses of $4 million in the same period of 2005.  In the six months ended June 30, 2006, we recorded net foreign currency transaction gains, realized and unrealized, of approximately $3 million, compared to net losses of $4 million in the three and six months ended June 30, 2005, which were recorded in other income, net on the condensed consolidated statements of income.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of June 30, 2006 and 2005, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments.  We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale.  These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate.  We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments.  As of June 30, 2006, we had available-for-sale equity investments with a fair value of approximately $95 million which had a total cost basis of $88 million, compared to investments with a fair value of $103 million which had a total cost basis of $68 million as of June 30, 2005.  Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows.  Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $10 million as of June 30, 2006 and 2005.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  On August 31, 2005, the Court entered an order confirming its preliminary approval of a settlement proposal made by plaintiffs, which includes settlement of, and release of claims against, the issuer defendants, including Overture.  The parties are awaiting final approval of the settlement.  If the settlement does not occur, and litigation against Overture continues, Yahoo! and Overture believe that Overture has meritorious defenses to liability and damages and will continue to defend the case vigorously.

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

Item 1A.  Risk Factors

We have updated the risk factors previously disclosed in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 5, 2006, as set forth below.  We do not believe any of the changes constitute material changes to the Risk Factors.

We face significant competition from large-scale Internet content, product and service aggregators, principally Time Warner’s America Online Business (“AOL”), Google Inc. (“ Google”) and Microsoft.

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

For the quarter ended June 30, 2006, 88 percent of our total revenues came from marketing services.  Our ability to continue to retain and grow marketing services revenue depends upon:

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

We create, own and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets and rights to certain domain names, which we believe are among our most valuable assets.  We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries of the world, and through contractual provisions.  The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights.  In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet.  There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages.  Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties.  We are aware that third parties have, from time to time, copied significant content available on Yahoo! for use in competitive Internet services.  Protection of the distinctive elements of Yahoo! may not be available under copyright law or trademark law.  If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced.  Any impairment of our brand could negatively impact our business.  In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

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

We are subject to United States and foreign government regulation of Internet and Voice over Internet Protocol services which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet and Voice over Internet Protocol services both domestically and internationally.  The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, electronic payments, real estate, consumer protection, content regulation, quality of services, telecommunications, mobile and intellectual property ownership and infringement in many instances is unclear or unsettled.  In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities.  Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear.  Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.  We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.  Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

Federal, state and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our users and partners.  In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us and ultimately in a loss of users, partners or advertisers, which could adversely affect our business.

There are a large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concerning data privacy and retention issues related to our business.  It is not possible to predict whether or when such legislation may be adopted.  Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues.  In addition, the interpretation and application of user data protection laws are in a state of flux.  These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices.  Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We are substantially dependent on the continued services of our senior management, including our two founders, our chief executive officer, chief financial officer, chief operating officer, chief technical officer, and our executive and senior vice presidents.  These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations.  The loss of any of these individuals could harm our business.  Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel.  The competition for such highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters is located.  Many of our management and key personnel have reached or will soon reach the four year anniversary of their Yahoo! hiring date and, as a result, have become or will shortly become fully vested in their initial stock option grants.  Although employees receive additional grants, an employee may be more likely to leave Yahoo! upon completion of the vesting period for the initial option grant, which is generally the largest option grant an employee receives.  If we do not succeed in retaining and motivating our existing key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline

More individuals are utilizing non-PC devices to access the Internet, and versions of our service developed or optimized for these devices may not gain widespread adoption by users, manufacturers or distributors of such devices.

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

Widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.  The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex.  In the future, we may make changes to our architectures and systems, including moving to completely new architectures and systems.  Such changes may be technologically challenging to develop and implement, may cause us to incur substantial costs or data loss, and may cause users, advertisers, and affiliates to experience delays or interruptions in our service.  These changes, delays or interruptions in our service may cause users, advertisers and affiliates to become dissatisfied with our service and move to competing providers of online services.  Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software.  This expansion is likely to be expensive and complex and require additional technical expertise.  As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user’s preferences.  Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations.  During the quarter ended June 30, 2006, the closing sale prices of our common stock on the Nasdaq ranged from $29.00 to $33.54 per share and the closing sale price on August 1, 2006 was $26.94 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements of technological innovations or new services and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba; the stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies.  These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.  Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock-based awards.

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

In addition, our Board of Directors has the authority to issue up to 10 million shares of Preferred Stock (of which 2 million shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2006 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (1) (2)
April 1 - April 30, 2006	8,251,715	$30.30	8,251,715	$1,778,262
May 1 - May 31, 2006	5,545,865	$33.59	5,545,865	$1,591,951
June 1 - June 30, 2006	—	—	—	$1,591,951
Total	13,797,580	$31.62	13,797,580

(1)    The shares repurchased in the three months ended June 30, 2006 were under our stock repurchase program that was announced in March 2005 with an authorized level of $3 billion.  This program will expire in March 2010.

(2)    As of June 30, 2006 we had unsettled structured stock transactions in the amount of $500 million.  These transactions will mature in separate tranches in July and October 2006.  On each of the maturity dates, if the market price of Yahoo! common stock is above $34.49 for the $200 million tranche maturing in July 2006, $33.90 for the $50 million tranche maturing in July 2006, and $32.53 for the $250 million tranche maturing in October 2006, we will have our investments returned with a premium.  On each of the remaining maturity dates, if the market price of our common stock is at or below such pre-determined prices, we will repurchase our common stock, up to an aggregate of 16.5 million shares.  Any repurchases under these structured stock repurchase transactions will be reported in the quarter or quarters in which they occur.  While outstanding, these structured stock repurchase transactions reduce the dollar value of additional shares that may be repurchased under our current program to approximately $1.1 billion as of June 30, 2006.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 25, 2006, the Company held its Annual Meeting of Stockholders.  At the meeting, the stockholders elected as directors Terry Semel (with 1,257,862,922 shares voting for and 18,312,679 withheld), Jerry Yang (with 1,265,312,510 shares voting for and 10,863,091 withheld), Roy Bostock (with 1,261,316,357 shares voting for and 14,859,244 withheld), Ronald Burkle (with 1,263,498,338 shares voting for and 12,677,263 shares withheld), Eric Hippeau (with 1,237,589,348 shares voting for and 38,586,253 shares withheld), Arthur Kern (with 1,263,125,567 shares voting for and 13,050,034 withheld), Vyomesh Joshi (with 1,265,270,571 shares voting for and 10,905,030 withheld), Robert Kotick (with 1,251,697,608 shares voting for and 24,477,993 withheld), Edward Kozel (with 1,265,289,862 shares voting for and 10,885,739 withheld) and Gary Wilson (with 1,259,061,343 shares voting for and 17,114,258 withheld).

The stockholders also approved an amendment to the Company’s 1996 Director’s Stock Option Plan (with 916,592,153 shares voting for, 86,741,890 against, 7,103,727 abstaining, and 265,737,831 broker non-votes).

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006 (with 1,259,706,129 shares voting for, 10,271,563 against, and 6,197,889 abstaining).

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

10.5

Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Plan (Filed as Annex B to the Registrant’s definitive proxy statement filed on April 14, 2006 and incorporated herein by reference), Form of Notice of Stock Option Grant and Director Nonstatutory Stock Option Agreement thereunder (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 1, 2006 [the June 1, 2006 Form 8-K] and incorporated herein by reference), and Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to the June 1, 2006 Form 8-K and incorporated herein by reference).

10.23*	Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10.24*	Summary of Compensation Payable to Named Executive Officers.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006.
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006.

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

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: August 4, 2006		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MICHAEL MURRAY
Dated: August 4, 2006		Michael Murray Senior Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description
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

10.5

Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Plan (Filed as Annex B to the Registrant’s definitive proxy statement filed on April 14, 2006 and incorporated herein by reference), Form of Notice of Stock Option Grant and Director Nonstatutory Stock Option Agreement thereunder (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 1, 2006 [the June 1, 2006 Form 8-K] and incorporated herein by reference), and Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to the June 1, 2006 Form 8-K and incorporated herein by reference).

10.23*	Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10.24*	Summary of Compensation Payable to Named Executive Officers.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2006.
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 4, 2006.

*      Filed herewith.

**   To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.