Form 10-Q
period 2006-09-30
YAHOO INC
filed 2006-11-03
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28018

YAHOO! INC.

(Exact name of Registrant as specified in its charter)

Delaware	77-0398689
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 First Avenue

Sunnyvale, California 94089

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common stock, $0.001 par value	1,360,218,273

YAHOO! INC.

PART I—FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income
(unaudited, in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006

Revenues	$1,329,929	$1,580,322	$3,756,668	$4,723,231
Cost of revenues (*)	534,381	681,120	1,501,463	1,984,830
Gross profit	795,548	899,202	2,255,205	2,738,401

Operating expenses:
Sales and marketing (*)	267,992	331,025	747,916	988,030
Product development (*)	148,433	202,079	400,329	628,399
General and administrative (*)	82,162	130,984	247,549	391,198
Amortization of intangibles	26,904	32,774	80,634	97,635
Total operating expenses	525,491	696,862	1,476,428	2,105,262

Income from operations	270,057	202,340	778,777	633,139
Other income, net	65,995	50,268	1,095,725	121,794
Income before income taxes, earnings in equity interests and minority interests	336,052	252,608	1,874,502	754,933
Provision for income taxes	(113,797)	(124,372)	(750,087)	(350,002)
Earnings in equity interests	32,164	30,190	94,647	78,261
Minority interests in operations of consolidated subsidiaries	(646)	103	(6,040)	(474)
Net income	$253,773	$158,529	$1,213,022	$482,718

Net income per share—basic	$0.18	$0.12	$0.87	$0.34

Net income per share—diluted	$0.17	$0.11	$0.82	$0.33

Shares used in per share calculation—basic	1,405,012	1,375,884	1,395,188	1,399,800

Shares used in per share calculation—diluted	1,486,876	1,442,429	1,482,739	1,471,832

Stock-based compensation expense by function (*):
Cost of revenues	$—	$1,689	$—	$4,956
Sales and marketing	2,278	42,470	5,277	119,826
Product development	6,817	38,260	13,820	112,147
General and administrative	4,429	39,072	14,841	92,926

Total stock-based compensation expense	$13,524	$121,491	$33,938	$329,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

(*)  Cost of revenues and operating expenses for the three and nine months ended September 30, 2006 include stock-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123R, which the Company adopted on January 1, 2006.  See Note 10—“Stock-Based Compensation” for additional information.

YAHOO! INC.

Condensed Consolidated Balance Sheets
(unaudited, in thousands except par values)

	December 31,	September 30,
	2005	2006

ASSETS
Current assets:
Cash and cash equivalents	$1,429,693	$1,185,259
Marketable debt securities	1,131,141	923,792
Accounts receivable, net	721,723	784,460
Prepaid expenses and other current assets	166,976	166,111
Total current assets	3,449,533	3,059,622
Long-term marketable debt securities	1,439,014	1,120,930
Property and equipment, net	697,522	1,048,574
Goodwill	2,895,557	2,976,576
Intangible assets, net	534,615	407,368
Other assets	57,192	140,437
Investments in equity interests	1,758,401	1,863,560
Total assets	$10,831,834	$10,617,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,291	$142,479
Accrued expenses and other current liabilities	827,589	987,280
Deferred revenue	306,172	329,385
Total current liabilities	1,204,052	1,459,144
Long-term deferred revenue	67,792	67,168
Long-term debt	749,995	749,960
Other long-term liabilities	243,580	265,738
Minority interests in consolidated subsidiaries	—	7,818

Stockholders’ equity:
Common Stock, $0.001 par value; 5,000,000 shares authorized; 1,430,162 and 1,362,479 issued and outstanding, respectively	1,470	1,487
Additional paid-in capital	6,417,858	7,588,272
Deferred stock-based compensation	(235,394)	—
Treasury stock	(547,723)	(3,074,863)
Retained earnings	2,966,169	3,448,887
Accumulated other comprehensive income (loss)	(35,965)	103,456
Total stockholders’ equity	8,566,415	8,067,239
Total liabilities and stockholders’ equity	$10,831,834	$10,617,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,213,022	$482,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	163,245	217,730
Amortization of intangible assets	122,664	184,804
Stock-based compensation expense	33,938	329,855
Tax benefits from stock-based compensation	723,748	275,093
Excess tax benefits from stock-based compensation	—	(354,966)
Earnings in equity interests	(94,647)	(78,261)
Dividends received	10,670	12,908
Minority interests in operations of consolidated subsidiaries	6,040	474
Gains from sales of investments, assets, and other, net	(976,738)	(15,811)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(128,921)	(46,780)
Prepaid expenses and other	7,736	(28,252)
Accounts payable	(5,354)	66,985
Accrued expenses and other liabilities	111,396	138,787
Deferred revenue	43,242	18,935
Net cash provided by operating activities	1,230,041	1,204,219

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(257,294)	(557,586)
Purchases of marketable debt securities	(6,632,419)	(889,023)
Proceeds from sales and maturities of marketable debt securities	6,789,521	1,431,206
Acquisitions, net of cash acquired	(127,463)	(61,300)
Proceeds from sales of marketable equity securities	1,006,142	—
Other investing activities, net	(39,030)	18,476
Net cash provided by (used in) investing activities	739,457	(58,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	377,751	231,451
Repurchases of common stock	(373,352)	(1,782,140)
Structured stock repurchases, net	(752,717)	(227,705)
Excess tax benefits from stock-based compensation	—	354,966
Other financing activities, net	1,749	—
Net cash provided by (used in) financing activities	(746,569)	(1,423,428)
Effect of exchange rate changes on cash and cash equivalents	(19,649)	33,002

Net change in cash and cash equivalents	1,203,280	(244,434)
Cash and cash equivalents at beginning of period	823,723	1,429,693
Cash and cash equivalents at end of period	$2,027,003	$1,185,259

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows (Continued)
(unaudited, in thousands)

Supplemental cash flow disclosures:

Acquisition-related activities:

	Nine Months Ended
	September 30,	September 30,
	2005	2006

Cash paid for acquisitions	$128,592	$68,977
Cash acquired in acquisitions	(1,129)	(7,677)
	$127,463	$61,300

Common stock, restricted stock and stock options issued in connection with acquisitions	$44,381	$—

See Note 3—“Acquisitions” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  Yahoo! Inc. (together with its consolidated subsidiaries, “Yahoo!” or the “Company”) is a leading global Internet brand and one of the most trafficked Internet destinations worldwide.  Yahoo! seeks to provide Internet services that are essential and relevant to users and businesses.  To users, Yahoo! provides its owned and operated online properties and services (the “Yahoo Properties”).  To businesses, Yahoo! provides a range of tools and marketing solutions designed to enable businesses to reach its community of users through the Yahoo! Properties and to also reach the users of its network of third party partners (referred to as “affiliates”) who have integrated the Company’s search and/or graphical advertising offerings into their websites.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.  The Company has changed the classification of amortization expense related to developed technology and intellectual property rights acquired through acquisitions in the condensed consolidated statements of income.  Amortization expenses of $14 million and $42 million for the three and nine months ended September 30, 2005, respectively, were previously included as part of operating expenses and have been reclassified to cost of revenues.  Amortization expenses included in cost of revenues for the three and nine months ended September 30, 2006 were $38 million and $87 million, respectively.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, investments in equity interests, income taxes, and contingencies.  In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted.  The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources.  Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet as of December 31, 2005 was derived from the Company’s audited financial statements for the year ended December 31, 2005, but does not include all disclosures required by GAAP.  However, the Company believes the disclosures are adequate to make the information presented not misleading.

Recent Accounting Pronouncements

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), and the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R.  For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $121 million and $330 million, respectively, which reduced gross profit by $2 million and $5 million, respectively.  As a result of adopting SFAS 123R the Company’s income from operations for the three and nine months ended September 30, 2006 was lower by $92 million and $255 million, respectively, and net income by $60 million and $174 million, respectively, than if the Company had continued

to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Basic and diluted net income per share for the three and nine months ended September 30, 2006 was $0.04 and $0.12 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.  The Company also capitalized $4 million and $10 million of stock-based compensation expense in the three and nine months ended September 30, 2006, respectively, which is now part of property and equipment, net on the condensed consolidated balance sheets.  For the three and nine months ended September 30, 2005, the Company recognized $14 million and $34 million, respectively, of stock-based compensation expense under the intrinsic value method in accordance with APB 25.  In addition, prior to the adoption of SFAS 123R, the Company presented tax benefits from stock-based compensation as cash flows from operating activities.  Upon the adoption of SFAS 123R, the gross benefits of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards are now classified as cash flows from financing activities.  See Note 10—“Stock-Based Compensation” for additional information.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

Note 2 BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase.  Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.  Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method).  For the three months ended September 30, 2005 and 2006, approximately 67 million and 117 million options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.  For the nine months ended September 30, 2005 and 2006, approximately 62 million and 95 million options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive.  See Note 9—“Long-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006

Numerator:
Net income	$253,773	$158,529	$1,213,022	$482,718

Denominator:
Weighted average common shares	1,409,065	1,380,496	1,398,276	1,404,538
Weighted average unvested restricted stock subject to repurchase	(4,053)	(4,612)	(3,088)	(4,738)
Denominator for basic calculation	1,405,012	1,375,884	1,395,188	1,399,800

Weighted average effect of dilutive securities:
Stock options	44,643	27,649	50,189	33,606
Convertible notes	36,585	36,583	36,585	36,584
Restricted stock awards	636	2,313	777	1,842
Denominator for diluted calculation	1,486,876	1,442,429	1,482,739	1,471,832
Net income per share—basic	$0.18	$0.12	$0.87	$0.34
Net income per share—diluted	$0.17	$0.11	$0.82	$0.33

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

Yahoo! Europe and Yahoo! Korea.   In November 1996, the Company entered into joint ventures with SOFTBANK Corp. (together with its consolidated affiliates, “SOFTBANK”) whereby separate companies were formed in the United Kingdom, France and Germany (collectively, “Yahoo! Europe”), which established and managed local versions of Yahoo! in those countries.  In August 1997, the Company entered into a similar joint venture with SOFTBANK in Korea.  Prior to November 2005, the Company had a majority share of approximately 70 percent in each of the Yahoo! Europe entities and 67 percent in Yahoo! Korea and therefore the results of these entities were included in the Company’s consolidated financial statements, with minority interests separately presented on the consolidated statements of income and consolidated balance sheets.  On November 23, 2005, the Company purchased SOFTBANK’s remaining shares in the joint ventures giving the Company 100 percent ownership in these entities.

The total purchase price of $501 million consisted of $500 million in cash consideration and direct transaction costs of $1 million.

The allocation of the purchase price to the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Net tangible assets acquired	$52,484
Amortizable intangible assets:
Customer contracts and related relationships	30,561
Developed technology and intellectual property rights	6,570
Trade name, trademark and domain name	50,121
Goodwill	387,771
Total assets acquired	527,507
Deferred income taxes	(26,633)
Total	$500,874

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

During 2005, the Company also made a strategic investment in Alibaba.com Corporation (“Alibaba”)—see Note 4—“Investments in Equity Interests”—and completed immaterial asset acquisitions that did not qualify as business combinations.

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

The preliminary allocation of the purchase price of the Company’s share of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$3,763
Other tangible assets acquired	2,400
Amortizable intangible assets:
Customer contracts, related relationships and developed technology and intellectual property rights	18,600
Goodwill	15,641
Total assets acquired	40,404
Deferred income taxes	(6,075)
Total	$34,329

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

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31,	September 30,	Percent
	2005	2006	Ownership
Alibaba	$1,408,716	$1,407,132	44%
Yahoo! Japan	349,685	456,428	34%
Total	$1,758,401	$1,863,560

Equity Investment in Alibaba.   On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba, which represented an approximate 40 percent equity interest on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China based businesses, including 3721 Network Software Company Limited (“Yahoo! China”), and direct transaction costs of $8 million.  Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba, with the remainder of its voting rights subject to a voting agreement with Alibaba management.  Other investors in Alibaba include SOFTBANK.

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

The investment in Alibaba is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets.  The Company records its share of the results of Alibaba and any related amortization expense, one quarter in arrears, within earnings in equity interests on the condensed consolidated statements of income.  The purchase price was based on acquiring a 40 percent equity interest in Alibaba on a fully diluted basis.  As of June 30, 2006, the Company’s ownership interest in Alibaba was 44 percent, an approximate 2 percent decrease from the prior period, primarily as a result of the conversion of Alibaba’s outstanding convertible debt.   The Company’s ownership interest in Alibaba may be further diluted to 40 percent upon exercise of Alibaba’s employee stock options.  The Company will recognize non-cash gains if and when such further dilution to its ownership interest in Alibaba occurs.  In allocating the excess of the carrying value of its investment in Alibaba over its proportionate share of the net assets of Alibaba, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent.  Therefore, the reduction in ownership interest of 2 percent from the prior period did not result in any impact on the condensed consolidated statements of income other than for the non-cash gain related to such reduction being treated as an incremental sale of Yahoo! China as discussed below.

As of September 30, 2006, the difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,407,132
Proportionate share of net assets of Alibaba	922,669
Excess of carrying value of investment over proportionate share of net assets	$484,463

The excess carrying value has been primarily assigned to:
Goodwill	$412,225
Amortizable intangible assets	74,668
Deferred income taxes	(2,430)
Total	$484,463

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately 5 years.  No amount has been allocated to in-process research and development.  Goodwill is not deductible for tax purposes.

Following the acquisition date, Yahoo! China has not been included in the Company’s consolidated results but is included within earnings in equity interests on the condensed consolidated statements of income to the extent of the Company’s continued ownership in Alibaba.  The results of operations of Yahoo! China were not material to the consolidated results of the Company for the three and nine months ended September 30, 2005.  In connection with the transaction, in the fourth quarter of 2005, the Company recorded a non-cash gain of $338 million in other income, net, based on the difference between the fair value of Yahoo! China and its carrying value adjusted for the Company’s continued ownership in the newly combined entity.

As a result of the conversion of Alibaba’s outstanding convertible debt described above, the Company recorded a non-cash gain during the three months ended September 30, 2006 of approximately $14 million in other income, net to account for an approximate 2 percent reduction in the Company’s ownership interest in Alibaba from 46 percent to 44 percent, which was treated as an incremental sale of additional equity interests in Yahoo! China.  See Note 7—“Other Income, Net” for additional information.

The Company also has commercial arrangements with Alibaba to provide technical and development services.  For the three and nine months ended September 30, 2006, these transactions were not material.

Equity Investment in Yahoo! Japan.   During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed.  Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan.  During the nine months ended September 30, 2005 and 2006, the Company received cash dividends from Yahoo! Japan in the amounts of $11 million and $13 million, respectively, which were recorded as reductions in the Company’s investment in Yahoo! Japan.  The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs and license fees.  The net cost of these arrangements was approximately $49 million and $64 million for the three months ended September 30, 2005 and 2006, respectively.  The net cost of these arrangements was approximately $121 million and $183 million for the nine months ended September 30, 2005 and 2006, respectively.

The investment in Yahoo! Japan is being accounted for using the equity method and the total investment is classified as a part of the Investments in equity interests balance on the condensed consolidated balance sheets.  The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests on the condensed consolidated statements of income.  The fair value of the Company’s approximate 34 percent ownership interest in Yahoo! Japan, based on the quoted stock price, was approximately $8 billion as of September 30, 2006.

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan financial statements for the three and nine months ended June 30, 2005, and 2006 and as of September 30, 2005 and June 30, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006
Operating data
Revenues	$361,536	$430,685	$997,416	$1,230,820
Gross profit	$329,099	$412,886	$912,701	$1,162,555
Income from operations	$171,180	$209,721	$485,239	$591,642
Net income	$95,880	$115,412	$282,116	$334,392

	September 30,	June 30,
	2005	2006
Balance sheet data
Current assets	$900,149	$732,207
Long-term assets	$469,077	$1,553,026
Current liabilities	$306,441	$432,783
Long-term liabilities	$19,663	$532,015

The differences between United States and Japanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.

Note 5 GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

	United States	International	Total
Balance as of January 1, 2006	$1,720,752	$1,174,805	$2,895,557
Acquisitions and other*	1,219	13,977	15,196
Foreign currency translation adjustments	—	65,823	65,823
Balance as of September 30, 2006	$1,721,971	$1,254,605	$2,976,576

*                    Other primarily includes certain purchase price adjustments that affect existing goodwill.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2005	September 30, 2006
	Net	Gross carrying Amount	Accumulated amortization*	Net

Trademark, trade name and domain name	$122,657	$185,674	$(81,343)	$104,331
Customer, affiliate, and advertiser related relationships	159,442	367,339	(255,697)	111,642
Developed technology and intellectual property rights	252,516	396,356	(204,961)	191,395
Total intangible assets, net	$534,615	$949,369	$(542,001)	$407,368

*                    Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $12 million as of September 30, 2006.

For the three months ended September 30, 2005 and 2006, the Company recognized amortization expense for intangible assets of $41 million and $71 million, respectively.  For the nine months ended September 30, 2005 and 2006 the Company recognized amortization expense for intangible assets of approximately $123 million and $185 million, respectively.  Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2006 and each of the succeeding five years is as follows: three months ending December 31, 2006: $51 million; 2007: $183 million; 2008: $126 million; 2009: $27 million; 2010: $14 million; 2011: $3 million; and thereafter: $3 million.

Note 7 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Interest and investment income	$37,676	$35,340	$88,548	$108,741
Investment gains (losses), net	26,948	1,528	995,231	(2,649)
Gain on divestiture of Yahoo! China *	—	14,316	—	15,158
Other	1,371	(916)	11,946	544

Total other income, net	$65,995	$50,268	$1,095,725	$121,794

*                    Represents non-cash gains arising from reductions in the Company’s ownership in Alibaba, which are treated as incremental sales of additional equity interests in Yahoo! China, see Note 4 — “Investments in Equity Interests” for additional information.

Investment gains (losses), net include realized investment gains, realized investment losses, realized gains on derivatives, and impairment charges related to declines in values of publicly traded and privately held companies judged to be other than temporary.  Investment gains (losses), net include gains in the amounts of $27 million and $987 million in the three and nine months ended September 30, 2005, respectively, related to the sales of non-strategic marketable equity securities.

Note 8 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Net income	$253,773	$158,529	$1,213,022	$482,718

Change in net unrealized gains /losses on available-for-sale securities, net of tax and reclassification adjustments	(31,584)	5,692	(494,875)	25,891
Foreign currency translation adjustment	(3,942)	13,462	(52,933)	113,530
Other comprehensive income (loss)	(35,526)	19,154	(547,808)	139,421

Comprehensive income	$218,247	$177,683	$665,214	$622,139

The following table summarizes the components of accumulated other comprehensive income (loss) (in thousands):

	December 31, 2005	September 30, 2006

Unrealized gains (losses) on available-for-sale securities, net of tax	$(16,218)	$9,673
Cumulative foreign currency translation adjustment	(19,747)	93,783

Accumulated other comprehensive income (loss)	$(35,965)	$103,456

Note 9 LONG-TERM DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the condensed consolidated balance sheets in other assets.  As of September 30, 2006, $5 million of the transaction fees remain to be amortized.  The Notes were issued at par and bear no interest.  The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events.  Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of September 30, 2006, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning on October 1, 2006 and ending on December 31, 2006.  During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.  The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

As of September 30, 2006 the fair value of the Notes was approximately $0.9 billion based on quoted market prices.  The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 10 STOCK-BASED COMPENSATION

Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.”  Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of Yahoo! stock options issued and assumed in connection with business combinations and other stock-based awards issued by the Company.  Options granted with exercise prices equal to the grant date fair value of the Company’s stock have no intrinsic value and therefore no expense was recorded for these options under APB 25.  For stock options whose exercise price was below the grant date fair value of the Company’s stock (principally options assumed in business combinations), the difference between the exercise price and the grant date fair value of the Company’s stock was expensed over the service period (generally the vesting period) using an accelerated amortization approach in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  Other stock-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value was recognized as an expense over the corresponding service period.

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

For the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense of $121 million and $330 million, respectively, which reduced gross profit by $2 million and $5 million, respectively.  As a result of adopting SFAS 123R the Company’s income from operations for the three and nine months ended September 30, 2006 was lower by $92 million and $255 million, respectively, and net income by $60 million and $174 million, respectively, than if the Company had continued to account for stock-based compensation under APB 25.  Basic and diluted net income per share for the three and nine months ended September 30, 2006 was $0.04 and $0.12 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.  For the three and nine months ended September 30, 2005, the Company recognized $14 million and $34 million, respectively, of stock-based compensation expense under the intrinsic value method.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.  Stock-based compensation expense was recorded net of estimated forfeitures for the three and nine months ended September 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest.  Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.  Upon the adoption of SFAS 123R, the Company recorded a cumulative adjustment to account for the expected forfeitures of stock-based awards granted prior to January 1, 2006 for which the Company previously recorded an expense.  This adjustment was not material and was recorded as a reduction to stock-based compensation expense in the three months ended March 31, 2006.

Upon the adoption of SFAS 123R, the Company included as part of cash flows from financing activities the gross benefit of tax deductions related to stock-based awards in excess of the grant date fair value of the related stock-based awards for the options exercised during the nine months ended September 30, 2006 and certain options exercised in prior periods.  This amount is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities.  Total cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.

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

Options granted under the 1995 Stock Plan before May 19, 2005 generally expire 10 years after the grant date and options granted after May 19, 2005 generally expire seven years after the grant date.  Options generally become exercisable over a four year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

The 1995 Stock Plan permits the granting of restricted stock and restricted stock units (collectively referred to as “restricted stock awards”).  Restricted stock awards generally vest upon meeting certain performance-based objectives or the passage of time, or a combination of both, and continued employment through the vesting period.  Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock.  Such value is recognized as an expense over the corresponding service period.  Each share of the Company’s common stock issued in settlement of restricted stock awards will be counted as 1.75 shares against the 1995 Stock Plan’s share limit.

The 1995 Stock Plan provides for the issuance of a maximum of approximately 654 million shares of which 64 million were still available for issuance as of September 30, 2006.

The 1996 Directors’ Option Plan (the “Directors’ Plan”) provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company.  The Directors’ Plan provides for the issuance of up to approximately 9 million shares of the Company’s common stock, of which approximately 5 million were still available for issuance as of September 30, 2006.  Each share of the Company’s common stock issued in settlement of restricted stock units granted under the Directors’ Plan will be counted as 1.75 shares against the Directors’ Plans’ share limit.

Options granted under the Directors’ Plan before May 25, 2006 generally become exercisable, based on continued service as a director, for initial grants to new directors, in equal monthly installments over four years, and for annual grants, with 25 percent of such options vesting on the one year anniversary of the date of grant and the remaining options vesting in equal monthly installments over the remaining 36-month period thereafter.  Such options generally expire 10 years after the grant date.  Options granted on or after May 25, 2006 become exercisable, based on continued service as a director, in equal quarterly installments over one year.  Such options generally expire seven years after the grant date.

Restricted stock units granted under the Directors’ Plan vest in equal quarterly installments over a one year period following the date of grant and are payable in an equal number of shares of the Company’s common stock on the earlier of the third anniversary of the grant date or the date the director ceases to be a member of the board.

Non-employee directors are now also permitted to elect an award of restricted stock units or a stock option under the Directors’ Plan in lieu of a cash payment of fees for serving as chairperson of a board committee.  Such stock options or restricted stock unit awards granted on conversion of chairperson fees are fully vested on the grant date.

Employee Stock Purchase Plan.   The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations.  The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date.  The Purchase Plan provides for the issuance of a maximum of approximately 30 million shares of common stock of which 14 million shares were still available as at September 30, 2006.  For the three and nine months ended September 30, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $15 million and $42 million, respectively.  As of September 30, 2006 there was $38 million of unamortized stock-based compensation cost which will be recognized over a weighted average period of 1.1 years.

Executive Retention Compensation Agreement.  During the three months ended June 30, 2006, the Compensation Committee of the Company’s Board of Directors, approved a three year performance and retention compensation arrangement with the Company’s Chief Executive Officer (“CEO”).  For each of the years 2006 to 2008, the CEO will be eligible to receive a discretionary annual bonus payable in the form of a fully vested non-qualified stock option for up to 1 million shares with an exercise price equal to the closing trading price of the Company’s common stock on the date of the grant.  As of September 30, 2006 there was $4 million of unamortized stock-based compensation cost related to the 2006 portion of this award which is expected to be recognized over the remainder of 2006.

Stock option activity under the Company’s Plans and Directors’ Plan for the nine months ended September 30, 2006 is summarized as follows (in thousands, except per share amounts and as noted):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	182,694	$28.11
Options granted	28,797	$32.29
Options exercised (2)	(15,710)	$12.08
Options cancelled/forfeited/expired	(12,425)	$37.23
Outstanding at September 30, 2006	183,356	$29.53	5.8	$758,806

Vested and expected to vest at September 30, 2006 (1)	174,630	$29.34	5.8	$755,742

Exercisable at September 30, 2006	110,850	$27.88	5.1	$681,372

(1)             The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

(2)             The Company’s current practice is to issue new shares to satisfy stock option exercises.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on September 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2006.  The total intrinsic value of options exercised in the three and nine months ended September 30, 2006 was $67 million and $326 million, respectively.  The weighted average grant date fair value of options granted in the three and nine months ended September 30, 2006 was $9.64 and $10.29, respectively.  The weighted average grant date fair value of options granted in the three and nine months ended September 30, 2005 was $11.17 and $11.88, respectively.

As of September 30, 2006, there was $452 million of unamortized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 3.2 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the nine months ended September 30, 2006 was $231 million.

The total tax benefit attributable to options exercised in the nine months ended September 30, 2006 was $116 million.

The tax benefits from stock-based compensation for the nine months ended September 30, 2006 was $275 million, which is reported on the condensed consolidated statements of cash flows.  This represents the total amount of income tax benefit in the current period related to options exercised in current and prior periods, net of deferred tax benefits related to our current period stock-based compensation expense.

The gross excess tax benefits from stock-based compensation for the nine months ended September 30, 2006 of $355 million, as reported on the condensed consolidated statements of cash flows in financing activities represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods.  The gross excess tax benefits for the nine months ended September 30, 2006 were comprised of $93 million related to options exercised during the nine months ended September 30, 2006 and $262 million related to options exercised in prior periods.  The Company has accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable.  To the extent such deductions are expected to reduce income taxes payable in the current year, they are reported as financing activities in the condensed consolidated statements of cash flows.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan (5)
	Three Months Ended		Three Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Expected dividend yield (1)	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate (2)	4.0%	4.9%	1.3%	5.0%
Expected volatility (3)	37.0%	34.0%	39.4%	31.7%
Expected life (in years) (4)	3.8	3.8	0.5	1.2

	Stock Options		Purchase Plan (5)
	Nine Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Expected dividend yield (1)	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate (2)	3.8%	4.9%	1.3%	5.0%
Expected volatility (3)	39.3%	34.1%	39.4%	31.7%
Expected life (in years) (4)	3.8	3.8	0.5	1.2

(1)             The Company has no history or expectation of paying cash dividends on its common stock.

(2)             The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)             The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. Up to September 30, 2005, including the three and nine months ended September 30, 2005, the Company used an equally weighted average of trailing volatility and market based implied volatility for the computation.

(4)             The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior.  The expected life of options granted under the Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)             Assumptions for the Purchase Plan relate to the most recent enrollment period.  Enrollment is currently permitted in May and November of each year.

Restricted stock awards activity for the nine months ended September 30, 2006 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	7,666	$36.13
Granted	4,539	$30.81
Vested	(170)	$30.15
Forfeited	(561)	$34.85

Unvested at September 30, 2006	11,474	$34.17

As of September 30, 2006, there was $229 million of unamortized stock-based compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 2.2 years.  The total fair value of restricted stock awards vested during the three months ended September 30, 2006 and 2005 was $0.2 million and nil, respectively.  The total fair value of restricted stock awards vested during the nine months ended September 30, 2006 and 2005 was $6 million and $5 million, respectively.

If the fair value based method under SFAS 123, had been applied in measuring stock-based compensation expense for the three and nine months ended September 30, 2005, the pro forma effect on net income and net income per share would have been as follows, as previously disclosed (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income:
As reported	$253,773	$1,213,022
Add: Stock-based compensation expense included in reported net income, net of tax	8,114	20,363
Less: Stock-based compensation expense determined under fair value based method for all awards, net of tax	(58,570)	(172,764)
Pro forma net income	$203,317	$1,060,621

Net income per share:
As reported—basic	$0.18	$0.87
As reported—diluted	$0.17	$0.82
Pro forma—basic	$0.14	$0.76
Pro forma—diluted	$0.14	$0.71

Note 11 STOCK REPURCHASE PROGRAMS

In March 2001, the Company’s Board of Directors authorized the Company to repurchase up to $500 million of its outstanding shares of common stock over the following two years, depending on market conditions, share price and other factors.  In March 2003, the Company’s Board of Directors authorized a two year extension of this stock repurchase program until March 2005.  Under this program, from March 2001 through December 31, 2004, the Company repurchased 32.9 million shares of common stock at an average price of $4.86 per share for total consideration of $160 million.  During this period, of the shares repurchased, 32.1 million shares were purchased from SOFTBANK at an average price of $4.84 per share.  During the three months ended March 31, 2005, the Company repurchased an additional 4.9 million shares in the open market, at an average price of $33.60 per share, for total consideration of $165 million.  This stock repurchase program expired in March 2005.

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

In the three months ended September 30, 2006, the Company repurchased 48.7 million shares of common stock including 8.1 million shares received upon the maturity of structured stock repurchase transactions.  The Company repurchased the shares at an average price of $27.53 per share.  Total cash consideration for the repurchased stock was $1,342 million, including cash consideration of $1,092 million paid during the current quarter and $250 million invested in structured stock repurchase transactions entered into during the first quarter of 2006.

For the nine months ended September 30, 2006 the Company repurchased 84.6 million shares at an average price of $29.87 per share.  Total cash consideration for the repurchased stock was $2,527 million, including cash consideration of $1,782 million paid for direct repurchases in the nine months ended September 30, 2006, $250 million invested in structured stock repurchase transactions entered into and settled in the nine months ended September 30, 2006 which resulted in stock repurchases and $495 million invested in structured stock repurchase transactions entered into during 2005 that settled in 2006 and resulted in stock repurchases.  The Company also received $272 million in cash upon settlement of a $250 million structured stock repurchase transaction entered into during 2005.

These repurchased shares are recorded as part of treasury stock.  Treasury stock is accounted for under the cost method.

As of September 30, 2006, there was an outstanding $250 million structured stock repurchase transaction which was entered into in the second quarter of 2006 and will mature in the fourth quarter of 2006.  On the maturity date, if the market price of the Company’s common stock is above $32.53, the Company will have its investment returned with a premium and if the market price of its common stock is at or below such pre-determined price, the Company will repurchase 8.5 million shares of its common stock.  This outstanding transaction is recorded in stockholders’ equity in the condensed consolidated balance sheets.  Including this unsettled structured stock repurchase transaction, the Company had substantially completed the $3.0 billion stock repurchase program authorized in March 2005.  See Note 14—“Subsequent Events” for additional information.

Note 12 COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.   The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2006 and 2027.

A summary of net lease commitments as of September 30, 2006 follows (in millions):

	Gross lease commitments	Sublease income	Net lease Commitments
Three months ending December 31, 2006	$20	$—	$20
Years ending December 31,
2007	89	(1)	88
2008	102	(1)	101
2009	102	(1)	101
2010	90	(1)	89
2011	73	(1)	72
Due after 5 years	398	—	398
Total net lease commitments	$874	$(5)	$869

Affiliate Commitments.  In connection with contracts to provide sponsored search and/or graphical advertising services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its affiliates.  As of September 30, 2006, these commitments totaled $52 million of which $36 million will be payable in the remainder of 2006 and $16 million will be payable in 2007.

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

During the three months ended September 30, 2006, the Company reversed an earn-out accrual related to a prior acquisition, which resulted in a $10 million reduction to operating expenses on the condensed consolidated statements of income during the period.

As of September 30, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Contingencies.  From time to time, third parties assert patent infringement claims against the Company.  Currently, the Company is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes.  In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation or invasion of privacy, arising in connection with the Company’s e-mail, message boards, auction sites, shopping services and other communications and community features.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  On August 31, 2005, the Court entered an order confirming its preliminary approval of a settlement proposal made by plaintiffs, which includes settlement of, and release of claims against, the issuer defendants, including Overture.  The parties are awaiting final approval of the settlement.  If the settlement does not occur, and litigation against Overture continues, the Company and Overture believe that Overture has meritorious defenses to liability and damages and will continue to defend the case vigorously.

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

Note 13 SEGMENTS

The Company manages its business geographically.  The primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization and stock-based compensation expense for making financial decisions and allocating resources.  Segment operating income before depreciation, amortization and stock-based compensation expense includes income from operations before depreciation, amortization and stock-based compensation expense.  Management believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments.  However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Revenues by segment:
United States	$922,860	$1,054,048	$2,611,103	$3,221,220
International	407,069	526,274	1,145,565	1,502,011
Total revenues	$1,329,929	$1,580,322	$3,756,668	$4,723,231

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$306,031	$365,550	$867,690	$1,041,417
International	79,091	108,188	230,934	324,111

Total segment operating income before depreciation, amortization and stock-based compensation expense	385,122	473,738	1,098,624	1,365,528

Depreciation and amortization	(101,541)	(149,907)	(285,909)	(402,534)
Stock-based compensation expense	(13,524)	(121,491)	(33,938)	(329,855)
Income from operations	$270,057	$202,340	$778,777	$633,139

Capital expenditures, net:
United States	$73,275	$214,800	$210,209	$493,223
International	22,219	25,961	47,085	64,363
Total capital expenditures, net	$95,494	$240,761	$257,294	$557,586

	December 31, 2005	September 30, 2006
Property and equipment, net:
United States	$613,426	$934,502
International	84,096	114,072
Total property and equipment, net	$697,522	$1,048,574

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three and nine months ended September 30, 2005 and 2006.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006

Marketing services	$1,159,572	$1,370,374	$3,278,669	$4,137,473
Fees	170,357	209,948	477,999	585,758
Total revenues	$1,329,929	$1,580,322	$3,756,668	$4,723,231

Note 14 SUBSEQUENT EVENTS

Stock Repurchase Program

In October 2006, the Company’s Board of Directors authorized a new stock repurchase program for the Company to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price and other factors.  Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions.

Structured Stock Repurchase

In October 2006, the Company repurchased 8.5 million of its own common shares at an average repurchase price of $29.54 per share as a result of the settlement of a $250 million structured stock repurchase transaction entered into in April 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future operations, prospects, potential products, services, developments and business strategies.  These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” “continue,” the negative of such terms or other comparable terminology.  This Report includes, among others, forward-looking statements regarding our:

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

We also focus on extending our marketing platform and access to Internet users beyond the Yahoo! Properties through our distribution network of third party entities (referred to as “affiliates”) who have integrated our search and/graphical advertising offerings into their websites.

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

Third Quarter Performance Highlights

Revenues

Our revenues for the third quarter of 2006 increased 19 percent year over year to $1.6 billion, with unique users up 2 percent year over year (or up 19 percent excluding Yahoo! China as of September 30, 2005), fee paying users up 36 percent year over year, and page views up 17 percent year over year (or up 24 percent excluding Yahoo! China as of September 30, 2005). We divested Yahoo! China in October 2005 in connection with our strategic investment in Alibaba and accordingly have recalculated our unique user and page view growth rates as if the unique users and page views of Yahoo! China had been excluded as of September 30, 2005 to allow for comparison between the two periods.

Income from Operations

Operating income for the third quarter of 2006 declined year over year primarily due to the adoption, on a modified prospective basis of SFAS 123R, “Share-Based Payment,” on January 1, 2006, which resulted in stock-based compensation expense of $121 million for the third quarter of 2006, compared to $14 million for the same period in 2005.

Stock Repurchases

We repurchased 48.7 million shares of our common stock in the third quarter of 2006 at an average price of $27.53 per share. We repurchased 84.6 million shares of our common stock during the nine months ended September 30, 2006 at an average price of $29.87 per share.

	Three Months Ended September 30,		2005-2006	Nine Months Ended September 30,		2005-2006
Operating Highlights	2005	2006	Change	2005	2006	Change
(in thousands)
Revenues	$1,329,929	$1,580,322	$250,393	$3,756,668	$4,723,231	$966,563
Income from operations	$270,057	$202,340	$(67,717)	$778,777	$633,139	$(145,638)

	Nine Months Ended September 30,		2005-2006
Cash Flow Highlights	2005	2006	Change
(in thousands)
Net cash provided by operating activities	$1,230,041	$1,204,219	$(25,822)
Net cash provided by (used in) investing activities	$739,457	$(58,227)	$(797,684)
Net cash provided by (used in) financing activities	$(746,569)	$(1,423,428)	$(676,859)

We believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate correlate to the number and activity level of users across our offerings on the Yahoo! Properties.  By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services.  We continue to believe this deeper engagement of new and existing users, coupled with the growth of the Internet as an advertising medium will increase our revenues for the remainder of 2006 over 2005.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Revenues	100%	100%	100%	100%
Cost of revenues	40	43	40	42
Gross profit	60	57	60	58

Operating expenses:
Sales and marketing	20	21	20	21
Product development	11	13	11	14
General and administrative	7	8	6	8
Amortization of intangibles	2	2	2	2

Total operating expenses	40	44	39	45

Income from operations	20	13	21	13
Other income, net	5	3	29	3

Income before income taxes, earnings in equity interests and minority interests	25	16	50	16
Provision for income taxes	(8)	(8)	(20)	(7)
Earnings in equity interests	2	2	2	1
Minority interests in operations of consolidated subsidiaries	0	0	0	0
Net income	19%	10%	32%	10%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2005	*	2006	*	Change	2005	*	2006	*	Change

Marketing services	$1,159,572	87%	$1,370,374	87%	18%	$3,278,669	87%	$4,137,473	88%	26%
Fees	170,357	13%	209,948	13%	23%	477,999	13%	585,758	12%	23%
Total revenues	$1,329,929	100%	$1,580,322	100%	19%	$3,756,668	100%	$4,723,231	100%	26%

*                    Percent of total revenues.

Marketing Services Revenue.  Marketing services revenue for the third quarter of 2006 increased by $211 million, or 18 percent, as compared to the same period in 2005.  Marketing services revenue for the nine months ended September 30, 2006 increased by $859 million, or 26 percent, as compared to the same period in 2005.  Our year over year growth in marketing services revenue for the three and nine months ended September 30, 2006 was impacted by declining revenues from our relationship with Microsoft Corporation (“Microsoft”), which completed the transition of its U.S. search business in-house during the three months ended September 30, 2006.  Despite this impact, marketing services revenue for the three and nine months ended September 30, 2006 showed year over year growth which can be attributed to a combination of factors that have driven increased advertising revenue across the Yahoo! Properties.  These included an increase in our user base and activity levels on the Yahoo! Properties, which resulted in a higher volume of search queries, page views and click-throughs.  We believe our increased user base has attracted new advertisers to our portfolio of marketing solutions and contributed to the increase in our marketing services revenue over the prior year period.

On the Yahoo! Properties, our number of unique users worldwide as of September 30, 2006 was approximately 2 percent higher than the number of unique users as of September 30, 2005.  Unique users are the estimated number of people who visited the Yahoo! Properties in a given month.  If the unique users of Yahoo! China had been excluded as of September 30, 2005, our estimated unique users as of September 30, 2006 would have been 19 percent higher than that as of September 30, 2005.

During the second quarter of 2006, we refined our method for computing changes in the volume of page views and searches and average revenue per page view and search to include only page views (which include searches) on the Yahoo! Properties and searches performed on our affiliate network sites, and to exclude the impact of content match links.  Since the introduction of the content match offering last year, the growth in the number of content match links on our affiliate network sites has been significant but the related revenues have not been proportionate, resulting in a disproportionate impact on our volume and revenue yield measures as computed under our prior methodology.

Using this refined method, which we believe more accurately reflects trends in our volume and revenue yield measures, the combined number of page views and searches increased by approximately 22 percent and 21 percent in the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005.  The increases in the volume of page views and searches can be attributed to an increased number of users, an increased number of affiliates, and an expanded offering of properties which increased our inventory of page views.  The combined average revenue per page view and search decreased by approximately 3 percent in the three months ended September 30, 2006, compared to the same period in 2005, due to relatively large growth in the volume of page views and searches, compared to the growth in marketing services revenue. The combined average revenue per page view and search increased by approximately 3 percent in the nine months ended September 30, 2006, compared to the same period in 2005.  Our combined revenue per page view and search during the nine months ended September 30, 2006 benefited as we expanded our offerings on the Yahoo! Properties, introduced new inventory with different yields and better monetized our inventory.

We believe our growing number of users, advertisers and inventory has been driving this increase in our marketing services revenues.  We believe our expanding offerings as well as our enhanced algorithmic search technology, which provides a new level of personalization to the search experience, contribute to our growing number of users.  As our user base increases, we generate a higher number of page views, which we view as inventory, and process a higher number of search queries which potentially result in a higher number of impressions and paid clicks.  We also believe that our growing user base makes the Yahoo! Properties more attractive to advertisers and increases their spending on marketing solutions.  Further, we believe the growth in users on the Yahoo! Properties and on the Internet overall reflects the increasing acceptance, importance and dependence of users on the Internet.  As a result of the increasing online audience, we believe advertisers are shifting a greater percentage of their spending from traditional media to the Internet to reach this growing audience.

Fees Revenue.  Fees revenue for the third quarter of 2006 increased $40 million, or 23 percent, as compared to the same period in 2005.  Fees revenue for the nine months ended September 30, 2006 increased $108 million, or 23 percent, as compared to the same period in 2005.  The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 15.5 million as of September 30, 2006, compared to 11.4 million as of September 30, 2005, an increase of 36 percent.  Our increased base of paying users was due to growth in users across most of our offerings, with the largest growth generated from new Internet broadband users.  Our fee-based services include Internet broadband services, sports, music, personals, and premium mail offerings, as well as our services for small businesses.  Average monthly revenue per paying user has decreased to approximately $3.50 for both the three and nine months ended September 30, 2006, compared to approximately $4.00 for the same periods of 2005.  The decline in average monthly revenue per paying user reflects the continued growth of paying users in our services with lower fees.

Costs and Expenses:  Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2005	(1)	2006 (2)	(1)	Change (2)	2005	(1)	2006 (2)	(1)	Change (2)

Cost of revenues (3)	$534,381	40%	$681,120	43%	27%	$1,501,463	40%	$1,984,830	42%	32%
Sales and marketing	$267,992	20%	$331,025	21%	24%	$747,916	20%	$988,030	21%	32%
Product development	$148,433	11%	$202,079	13%	36%	$400,329	11%	$628,399	14%	57%
General and administrative	$82,162	7%	$130,984	8%	59%	$247,549	6%	$391,198	8%	58%
Amortization of intangibles (3)	$26,904	2%	$32,774	2%	22%	$80,634	2%	$97,635	2%	21%

(1)	Percent of total revenues.
(2)

Effective January 1, 2006, we adopted SFAS 123R and recorded stock-based compensation expense under the fair value method. Prior to January 1, 2006, we accounted for stock-based compensation under APB 25 and used the intrinsic value method. In the three and nine months ended September 30, 2006, we recorded $121 million and $330 million, respectively, of stock-based compensation expense compared to $14 million and $34 million for the three and nine months ended September 30, 2005, respectively. Stock-based compensation expense is included in the same income statement category as the cash compensation paid to the recipient of the stock-based award.

(3)	For the three and nine months ended September 30, 2005, we have reclassified amortization expense of $14 million and $42 million, respectively, relating to developed technology and intellectual property rights acquired through acquisitions, in the condensed consolidated statements of income from operating expenses to cost of revenues to conform with the classification for the three and nine months ended September 30, 2006.  For the three and nine months ended September 30, 2006 cost of revenues includes amortization expense of $38 million and $87 million, respectively, relating to developed technology and intellectual property rights acquired through acquisitions.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Cost of revenues	$—	$1,689	$—	$4,956
Sales and marketing	2,278	42,470	5,277	119,826
Product development	6,817	38,260	13,820	112,147
General and administrative	4,429	39,072	14,841	92,926
Total stock-based compensation expense	$13,524	$121,491	$33,938	$329,855

See Note 10—“Stock-Based Compensation” in the condensed consolidated financial statements as well as our Critical Accounting Policies, Judgments and Estimates for additional information about stock-based compensation.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs (“TAC”) and other expenses associated with the production and usage of the Yahoo! Properties.  TAC consists of payments made to affiliates who have integrated our search and/or graphical advertising offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties.  Other cost of revenues consists of fees paid to third parties for content included on our online media properties, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of developed technology and intellectual property rights and compensation related expenses (including stock-based compensation expense).

Cost of revenues was as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2005	*	2006	*	Change	2005	*	2006	*	Change

TAC	$397,814	30%	$458,855	29%	15%	$1,128,686	30%	$1,391,411	29%	23%
Other cost of revenues	136,567	10%	222,265	14%	63%	372,777	10%	593,419	13%	59%
Cost of revenues	$534,381	40%	$681,120	43%	27%	$1,501,463	40%	$1,984,830	42%	32%

*              Percent of total revenues.

Cost of revenues for the third quarter of 2006 increased $147 million, or 27 percent, as compared to the same period of 2005.  The increase included $61 million of additional TAC which represents the largest component of cost of revenues, as well as an increase of $24 million in amortization of developed technology and intellectual property rights acquired through acquisitions, $20 million in server equipment depreciation and maintenance cost, and $12 million in content costs.  Additionally, Internet connection charges and data center costs increased $11 million in the third quarter of 2006, compared to the same period of 2005.  Cost of revenues for the nine months ended September 30, 2006 increased $483 million, or 32 percent, as compared to the same period of 2005.  The increase included $263 million of additional TAC, as well as an increase of $52 million in server equipment depreciation and maintenance cost, $45 million in amortization of developed technology and intellectual property rights acquired through acquisitions, and $47 million in content costs.  Internet connection charges and data center costs also increased by $30 million for the nine months ended September 30, 2006, compared to the same period of 2005.

The year over year increases in TAC of 15 percent and 23 percent for the three and nine months ended September 30, 2006, respectively, were mainly driven by our 18 percent and 26 percent growth in marketing services revenues for the same periods, compared to the three and nine months ended September 30, 2005.  The year over year increases in TAC were also impacted by reduced TAC related to our relationship with Microsoft, which completed the transition of its U.S. search business in-house during the three months ended September 30, 2006.

The increases in the amortization of developed technology and intellectual property rights resulted from our continued investments in, and acquisitions of, businesses and technology.  The increases in server equipment depreciation and maintenance expense resulted from the depreciation and maintenance costs of additional information technology assets.  Internet connection charges and data center costs increased to allow us to continue to manage our increasing user base, traffic, and new offerings on Yahoo! Properties.  The increases in content costs were related to our enhanced and expanded offerings on the Yahoo! Properties.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions and travel costs.  Sales and marketing expenses for the third quarter of 2006 increased $63 million, or 24 percent, as compared to the same period of 2005.  Sales and marketing expenses for the nine months ended September 30, 2006 increased $240 million, or 32 percent, as compared to the same period of 2005.

The year over year increases in sales and marketing expenses for the three and nine months ended September 30, 2006, compared to the same periods of 2005, were largely due to increases in compensation expenses.  Compensation expenses increased approximately $57 million and $200 million, including an additional $40 million and $115 million of stock-based compensation expense, for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005.  Apart from stock-based compensation expense, the increases of compensation expenses were attributable to an increase in our sales and marketing headcount to expand our presence in certain territories to service our expanding advertising business as well as support our growing advertiser base in existing regions.  The increases in stock-based compensation expense were due to our adoption of SFAS 123R.  The year over year spending on marketing increased by $20 million for the nine months ended September 30, 2006, as we continued to invest in product branding and further develop our distribution channels.

Sales and marketing expenses as a percentage of revenues were 21 percent (including 3 percent related to stock-based compensation expense) for both the three and nine months ended September 30, 2006, compared to 20 percent for both the three and nine months ended September 30, 2005.

Product Development.  Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for enhancements to and maintenance of the Yahoo! Properties, classification and organization of listings within the Yahoo! Properties, and research and development, as well as depreciation expense and other operating costs.

Product development expenses for the third quarter of 2006 increased $54 million, or 36 percent, as compared to the same period of 2005.  Product development expenses for the nine months ended September 30, 2006 increased $228 million, or 57 percent, as compared to the same period of 2005.  Product development expenses include compensation expenses which increased by approximately $57 million and $209 million for the three and nine month periods in 2006, respectively, including an additional $31 million and $98 million of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively.  Apart from stock-based compensation expense, the increased compensation expenses reflect our continued hiring of engineers to further develop and create new offerings and services on the Yahoo! Properties.  The increases in stock-based compensation expense were due to our adoption of SFAS 123R.

Product development expenses as a percentage of revenues were 13 percent and 14 percent (including 2 percent related to stock-based compensation expense) for the three and nine months ended September 30, 2006, respectively, compared to 11 percent for both the three and nine months ended September 30, 2005.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) and fees for professional services.

General and administrative expenses for the third quarter of 2006 increased $49 million, or 59 percent, as compared to the same period of 2005.  General and administrative expenses for the nine months ended September 30, 2006 increased $144 million, or 58 percent, as compared to the same period of 2005.  The increase was primarily due to an additional $35 million and $78 million of stock-based compensation expense for the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS 123R.  Additionally, fees for professional services increased $4 million and $28 million for the three and nine months ended September 30, 2006, respectively, compared to the same periods of 2005.

General and administrative expenses as a percentage of revenues were 8 percent (including 2 percent related to stock-based compensation expense) for the three and nine months ended September 30, 2006, compared to 7 percent and 6 percent for the three and nine months ended September 30, 2005, respectively.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets.  Amortization of developed technology and intellectual property rights acquired through acquisitions is included in the cost of revenues and not in amortization of intangibles.

Amortization of intangibles was approximately $33 million for the third quarter of 2006, compared to $27 million for the same period of 2005.  Amortization of intangibles was approximately $98 million for the nine months ended September 30, 2006, compared to $81 million for the same period of 2005.  Amortization of intangibles was 2 percent of revenues for all of the three and nine month periods ended September 30, 2006 and 2005.  The year over year increase in amortization of intangibles was primarily the result of additional intangible assets acquired through acquisitions.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Interest and investment income	$37,676	$35,340	$88,548	$108,741
Investment gains (losses), net	26,948	1,528	995,231	(2,649)
Gain on divestiture of Yahoo! China	—	14,316	—	15,158
Other	1,371	(916)	11,946	544
Total other income, net	$65,995	$50,268	$1,095,725	$121,794

Other income, net decreased in the three months and nine months ended September 30, 2006, compared to the same periods in 2005 primarily due to investments gains of $27 million and $987 million from sales of non-strategic marketable equity securities recorded in the three and nine month periods of 2005, respectively, with no transactions of comparable size during the three and nine month periods in 2006.  In the three months ended September 30, 2006, we recorded a non-cash gain of $14 million arising from the reduction in our ownership in Alibaba from approximately 46 percent to 44 percent, which was treated as an incremental sale of additional equity interests in Yahoo! China.  Interest and investment income during the three and nine months ended September 30, 2006 were impacted by a combination of lower average invested balances and higher average interest rates.  In the three months ended September 30, 2006, the increase in the average interest rates over the prior period of 2005 was more than offset by lower invested balances resulting in a slight reduction in interest and investment income.  In the nine months ended September 30, 2006 there was an increase in interest and investment income over the prior period as higher average interest rates more than offset the lower average invested balances.  Average interest rates were approximately 3.9 percent and 3.8 percent in the three and nine month periods in 2006, respectively, compared to 3.2 percent and 2.7 percent in the same periods of 2005, respectively.  Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rate for the third quarter of 2006 was 49 percent, compared to 34 percent for the same period in 2005.  The effective tax rate for the nine months ended September 30, 2006 was 46 percent, compared to 40 percent for the same period in 2005.  The provisions for income taxes for the three and nine months ended September 30, 2006 differ from the amounts computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, non-deductible stock-based compensation expense, and a charge related to a subsidiary restructuring transaction reported in the three months ended December 31, 2005.  For the three and nine months ended September 30, 2005, the provisions differed from the amounts computed by applying the statutory federal income tax rate principally due to state taxes and foreign losses for which no tax benefit is provided.  The effective tax rates for the three and nine month periods of 2006 were higher than the rates for the three and nine month periods in 2005 primarily due to the non-deductible portion of stock-based compensation expense resulting from the adoption of SFAS 123R, the impact of a global reorganization intended to streamline our operational structure, and an adjustment in connection with the taxable liquidation of a subsidiary in 2005.  Additionally, in the three and nine months ended September 30, 2005, we recognized investment gains of $27 million and $987 million, respectively, from sales of marketable equity securities which resulted in a substantial increase in our income before income taxes.  Hence, nondeductible items had a reduced impact on our effective tax rate since they comprised a smaller proportion of our income before income taxes, thereby contributing to an overall lower effective tax rate in these periods of 2005.

Earnings in Equity Interests.  Earnings in equity interests for the third quarter of 2006 was $30 million, compared to $32 million for the same period of 2005.  Earnings in equity interests for the nine months ended September 30, 2006 was $78 million, compared to $95 million for the same period of 2005.  Earnings in equity interests consists of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba.  During the first quarter of 2006, we started recording, one quarter in arrears, our share of the results of Alibaba and the related amortization expense of the acquired intangible assets.  See Note 4—“Investments in Equity Interests” in the condensed consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our consolidated financial statements.  Minority interests in operations of consolidated subsidiaries were less than $1 million in both the three and nine months ended September 30, 2006, respectively, compared to $1 million and $6 million in the three and nine months ended September 30, 2005, respectively.  Minority interests recorded in the three and nine months ended September 30, 2006 were related to our Yahoo!7 joint venture arrangement completed in the first quarter of 2006.  Our minority interests in the three and nine months ended September 30, 2005 were related to Yahoo! Europe and Yahoo! Korea.  During the fourth quarter of 2005, we acquired the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea, and accordingly, these entities became our wholly owned subsidiaries.  See Note 3—“Acquisitions” in the condensed consolidated financial statements for additional information.

Business Segment Results

We manage our business geographically.  Our primary areas of measurement and decision-making are the United States and International.  Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization and stock-based compensation expense for making financial decisions and allocating resources.  Segment operating income before depreciation, amortization and stock-based compensation expense, includes income from operations before depreciation, amortization and stock-based compensation expense.  Management believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure for evaluating the operational performance of our segments.  However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2005	*	2006	*	Change	2005	*	2006	*	Change

Revenues by segment:
United States	$922,860	69%	$1,054,048	67%	14%	$2,611,103	70%	$3,221,220	68%	23%
International	407,069	31%	526,274	33%	29%	1,145,565	30%	1,502,011	32%	31%
Total revenues	$1,329,929	100%	$1,580,322	100%	19%	$3,756,668	100%	$4,723,231	100%	26%

*              Percent of total revenues.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2005	2006	Change	2005	2006	Change

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$306,031	$365,550	19%	$867,690	$1,041,417	20%
International	79,091	108,188	37%	230,934	324,111	40%
Total segment operating income before depreciation, amortization and stock-based compensation expense	385,122	473,738	23%	1,098,624	1,365,528	24%
Depreciation and amortization	(101,541)	(149,907)	48%	(285,909)	(402,534)	41%
Stock-based compensation expense	(13,524)	(121,491)	N/A %	(33,938)	(329,855)	N/A %
Income from operations	$270,057	$202,340	(25)%	$778,777	$633,139	(19)%

Revenue is attributed to individual countries according to the international online property that generated the revenue.  No single foreign country accounted for more than 10 percent of revenues in the three and nine months ended September 30, 2006 or 2005.

United States.  United States revenues in the third quarter of 2006 increased $131 million, or 14 percent, as compared to the same period in 2005.  United States revenues for the nine months ended September 30, 2006 increased $610 million, or 23 percent, as compared to the same period in 2005.  The year over year increases in the three and nine months ended

September 30, 2006 were a result of growth in advertising across the Yahoo! Properties as well as growth from our fee-based services.  Approximately 70 percent of the increase, or $92 million, and 83 percent of the increase, or $509 million, for the three and nine month periods, respectively, came from marketing services revenue.  The advertising growth can be attributed to our expanding user base which has been attracting more advertisers and has led to increases in our marketing services revenue.  The growth in our fee-based services is due to the increase in our paying users for both existing and expanded offerings.

International.  International revenues in the third quarter of 2006 increased $119 million, or 29 percent, as compared to the same period in 2005.  International revenues for the nine months ended September 30, 2006 increased $356 million, or 31 percent, as compared to the same period in 2005.  More than 95 percent of the international revenue increase came from marketing services revenue for both the three and nine month periods of 2006.  The year over year growth in international marketing services revenue can be attributed to our increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace and our affiliate network.

International revenues accounted for approximately 33 percent of total revenues in the three months ended September 30, 2006, compared to 31 percent in the same period of 2005.  International revenues accounted for approximately 32 percent of total revenues in the nine months ended September 30, 2006, compared to 30 percent in the same period of 2005.  Our strong presence in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated by our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, and Australian Dollars.  The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment if the United States dollar weakens against foreign currencies.  Using the average foreign currency exchange rates in the three months ended September 30, 2005, our international revenues for the three months ended September 30, 2006 would have been lower than we reported by approximately $7 million.  Using the average foreign currency exchange rates in the nine months ended September 30, 2005, our international revenues for the nine months ended September 30, 2006 would have been higher than we reported by approximately $27 million.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements.  We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

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

Deferred Income Tax Asset Valuation Allowance.   We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized.  In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would mainly increase stockholders’ equity as the majority of our net operating losses result from stock option deductions.

Goodwill and Other Intangible Assets.   Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances.  Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.  Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment.  See Note 5—“Goodwill” in the condensed consolidated financial statements for additional information.  Based on our 2005 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated useful lives.  We record an impairment charge on these assets when we determine that their carrying value may not be recoverable.  The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition.  When there is existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model.  Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors.  Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets which could trigger impairment.

Investments in Equity Interests.   We account for investments in entities in which we can exercise significant influence but do not own a majority equity interest or otherwise control using the equity method.  In accounting for these investments we record our proportionate share of these entities’ net income or loss, one quarter in arrears.

We review all of our investments in equity interests for impairment whenever events or changes in business circumstances indicate that the carrying amount of the investment may not be fully recoverable.  The impairment review requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment.  Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment.  The determination of the fair value of the investment involves considering factors such as the following: the stock prices of public companies in which we have an equity investment, current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information including recent financing rounds.  The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions.  Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of whether any identified impairment is other-than-temporary.

Stock-Based Compensation Expense.  Effective January 1, 2006 we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results.  Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.  Prior to SFAS 123R adoption, we accounted for share-based payments under APB 25 and accordingly, generally recognized stock-based compensation expense related to restricted stock awards and stock options with intrinsic value that we exchanged in connection with acquisitions and accounted for forfeitures as they occurred.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate.  We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior.  We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater.  We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility.  Therefore, expected volatility for the three and nine months ended September 30, 2006 was based on a market-based implied volatility.  The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled.  If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.  See Note 10—“Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Recent Accounting Pronouncements

Effective January 1, 2006 we adopted SFAS 123R, and our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123R.  For the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of $121 million and $330 million, respectively, which reduced gross profit by $2 million and $5 million, respectively.  As a result of adopting SFAS 123R our income from operations for the three and nine months ended September 30, 2006 was lower by $92 million and $255 million, respectively, and net income by $60 million and $174 million, respectively, than if we had continued to account for stock-based compensation under APB 25.  Basic and diluted net income per share for the three and nine months ended September 30, 2006 was $0.04 and $0.12 lower, respectively, than if we had continued to account for stock-based compensation under APB 25.  We also capitalized $4 million and $10 million of stock-based compensation expense in the three and nine months ended September 30, 2006, respectively, which is now part of property and equipment, net on the condensed consolidated balance sheets.  For the three and nine months ended September 30, 2005, we recognized $14 million and $34 million, respectively, of stock-based compensation expense under the intrinsic value method in accordance with APB 25.  In addition, prior to the adoption of SFAS 123R, we presented tax benefits from stock-based compensation as cash flows from operating activities.  Upon the adoption of SFAS 123R, the gross benefits of tax deductions related to stock-based compensation in excess of the grant date fair value of the related stock-based awards are now classified as cash flows from financing activities.  See Note 10—“Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions.  This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial position, cash flows, and results of operations.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for us for our fiscal year ended December 31, 2006. We are currently evaluating the impact of applying SAB 108 but do not believe that the application of SAB 108 will have a material effect on our financial position, cash flows, and results of operations.

Liquidity and Capital Resources

(Dollars in thousands)	As of December 31, 2005	As of September 30, 2006

Cash and cash equivalents	$1,429,693	$1,185,259
Marketable debt securities	2,570,155	2,044,722
Total cash, cash equivalents, and marketable debt securities	$3,999,848	$3,229,981
Percentage of total assets	37%	30%

	Nine Months Ended September 30,
	2005	2006

Net cash provided by operating activities	$1,230,041	$1,204,219
Net cash provided by (used in) investing activities	$739,457	$(58,227)
Net cash provided by (used in) financing activities	$(746,569)	$(1,423,428)

Our operating activities for the nine months ended September 30, 2006 and 2005 generated adequate cash to meet our operating needs.  As of September 30, 2006, we had cash, cash equivalents and marketable debt securities totaling $3.2 billion, compared to $4.0 billion at December 31, 2005.  During the nine months ended September 30, 2006, we invested $1,782 million in direct stock repurchases, $558 million in net capital expenditures, including $111 million for a land purchase in Santa Clara, California, as well as a net $228 million in structured stock repurchases and a net $61 million in acquisitions.  The cash used for these investments was offset by $1,204 million cash generated from operating activities, $231 million from the issuance of common stock as a result of the exercise of stock options, and proceeds of $542 million generated from net sales and maturities of marketable debt securities.  The excess tax benefits from stock-based compensation of $355 million were reported as a reduction of cash flows from operating activities and an increase to cash flows from financing activities.

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

Cash flow changes

Cash provided by operating activities was greater than net income in the nine months ended September 30, 2006 and 2005 mainly due to the net impact of non-cash adjustments to income.  Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock options, and earnings in equity interests.  In the nine month periods ended September 30, 2006 and 2005, operating cash flows were positively impacted by changes in working capital balances.

Cash provided by (used in) investing activities was primarily attributable to capital expenditures, purchases and sales of marketable debt and equity securities, as well as acquisitions.  In the nine months ended September 30, 2006, we invested $558 million in net capital expenditures, including $111 million for a land purchase in Santa Clara, California and a net $61 million in acquisitions, which was offset by $542 million of cash generated from the net sales and maturities of marketable debt securities as well as $18 million from other investing activities.  In the nine months ended September 30, 2005, we generated cash in the amount of $1,006 million from the sale of non-strategic marketable equity securities for which there was no comparable activity in 2006, and $157 million from the net sales and maturities of marketable debt securities.  These sources of cash from investing activities were offset by our investment of $257 million in net capital expenditures as well as $127 million of net cash consideration for acquisitions and $39 million of cash used in other investing activities.

Cash used in financing activities was driven primarily by stock repurchases offset by the proceeds from employee option exercises and excess tax benefits from stock-based compensation.  In the nine months ended September 30, 2006, we used $1,782 million in the direct repurchase of 61.5 million shares of our common stock at an average price of $28.98 per share.  In addition, 23.1 million shares were repurchased during the nine months ended September 30, 2006 as a result of the settlement of $745 million in structured stock repurchase transactions that we entered into during 2005 and the first quarter of

2006.  We also entered into structured stock repurchase transactions resulting in a total cash outlay of $500 million, which were offset by cash proceeds of $272 million from the settlement of a structured stock transaction resulting in a net cash outlay of $228 million in the nine months ended September 30, 2006.  As of September 30, 2006, we had an outstanding structured stock repurchase transaction in the amount of $250 million which will be settled in the fourth quarter of 2006, and may result in our repurchase of 8.5 million shares of our common stock.  Additionally, we generated cash proceeds of $231 million from stock option exercises.  In the nine months ended September 30, 2006, excess tax benefits from stock-based compensation of $355 million were included as a source of cash flows from financing activities.  In the nine months ended September 30, 2005, we used $373 million of cash in the direct repurchase of 11.2 million shares of our common stock at an average price of $33.20 per share.  We also used $1,150 million to enter into structured stock repurchase transactions, which was offset by proceeds of $397 million from the settlement of structured stock repurchase transactions, totaling a net cash usage of $753 million for these transactions.  These cash outlays were offset by proceeds of $378 million from employee option exercises in the nine months ended September 30, 2005.

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

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which are due in April 2008.  These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events.  Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur.  Upon conversion, we have the right to deliver cash in lieu of common stock.  As of September 30, 2006, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning October 1, 2006 and ending December 31, 2006.  We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value.  We may not redeem the Notes prior to their maturity.  See Note 9—“Long-Term Debt” in the condensed consolidated financial statements for additional information related to the Notes.

Stock repurchases

In March 2005, following the expiration of the $500 million share repurchase program that was authorized in 2001 and extended in 2003, our Board of Directors authorized the repurchase of up to $3.0 billion of our outstanding shares of common stock over the next five years, depending on market conditions, share price and other factors.  We believe that additional repurchases made under appropriate market conditions are a prudent use of cash currently available to us in order to enhance long-term stockholder value.  Under this program, during the nine months ended September 30, 2006, we repurchased 84.6 million shares of common stock at an average price of $29.87 per share.

As of September 30, 2006, we had an unsettled structured stock transaction in the amount of $250 million, which we entered into in April 2006 and will mature in October 2006.  If the market price of our common stock is at or below $32.53, we will repurchase 8.5 million shares of our common stock at an average price of $29.54 per share.  See Note 11 — “Stock Repurchase Programs” in the condensed consolidated financial statements for additional information.

Including the $250 million unsettled structured stock transaction, we had substantially completed the $3.0 billion authorized stock repurchase program as of September 30, 2006.  In October 2006, our Board of Directors authorized a new stock repurchase program for us to repurchase up to $3.0 billion of our outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price, and other factors.  Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Subsequent to September 30, 2006, we repurchased 8.5 million shares of our common stock at an average repurchase price of $29.54 per share as a result of the settlement of a $250 million structured stock repurchase transaction entered into in April 2006.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate.  Capital expenditures, net were $558 million in the nine months ended September 30, 2006, including $111 million for a land purchase in Santa Clara, California, compared to $257 million in the same period in 2005.

We believe the land will provide us additional capacity and flexibility for our further growth.  The increase in capital expenditures including the land purchase and the increase in operating lease commitments is consistent with our growing headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

Operating Leases.  We have entered into various non-cancelable operating lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2006 and 2027.

A summary of gross lease commitments as of September 30, 2006 is as follows (in millions):

Gross lease commitments

Three months ending December 31, 2006	$20
Years ending December 31,
2007	89
2008	102
2009	102
2010	90
2011	73
Due after 5 years	398
Total gross lease commitments	$874

Affiliate Commitments.  In connection with our contracts to provide sponsored search and/or graphical advertising services to affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our affiliates.  As of September 30, 2006, these commitments totaled $52 million, of which $36 million will be payable in the remainder of 2006 and $16 million will be payable in 2007.

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

During the three months ended September 30, 2006, we reversed an earn-out accrual related to a prior acquisition, which resulted in a $10 million reduction to operating expenses on the condensed consolidated statements of income during the period.

As of September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk.  Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.  As of September 30, 2006 and 2005, we had investments in short-term marketable debt securities of approximately $0.9 billion and $1.2 billion, respectively.  Such investments had a weighted-average yield of approximately 4.0 percent and 3.2 percent, respectively.  As of September 30, 2006 and 2005, we had investments in long-term marketable debt securities of approximately $1.1 billion and $1.6 billion, respectively.  Such investments had a weighted average yield of approximately 4.4 percent and 3.7 percent, respectively.  A hypothetical 100 basis point increase in interest rates would result in an approximate $18 million and $30 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of September 30, 2006 and 2005.

The fair market value of the zero coupon senior convertible notes (the “Notes”) issued by Yahoo! and due in April 2008 is subject to interest rate risk and market risk due to the convertible feature of the Notes.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls.  The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations.  As of September 30, 2006 and 2005, the fair value of the Notes was approximately $0.9 billion and $1.2 billion, respectively, based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for approximately 33 percent and 32 percent of total revenues in the three and nine months ended September 30, 2006, compared to 31 percent and 30 percent of total revenues, respectively, in the same periods in 2005.  International revenues in the third quarter of 2006 increased $119 million, or 29 percent, compared to the same period in 2005.  International revenues in the nine months ended September 30, 2006 increased $356 million, or 31 percent, compared to the same period in 2005.  The growth in our international operations has increased our exposure to foreign currency fluctuations.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries.  Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars.  The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period.  To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment.  Similarly, our revenues, operating expenses and net income will increase for our International segment, if the United States dollar weakens against foreign currencies.  Using the average foreign currency exchange rates in the three months ended September 30, 2005, our international revenues for the three months ended September 30, 2006 would have been lower than we reported by approximately $7 million.  Using the average foreign currency exchange rates in the nine months ended September 30, 2005, our international revenues for the nine months ended September 30, 2006 would have been higher than we reported by approximately $27 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation.  If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity.  In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency.  Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss.  In the third quarter of 2006, our net foreign currency transaction gains, realized and unrealized, were less than $1 million, compared to net gains of $2 million in the same period of 2005.  In the nine months ended September 30, 2006, we recorded net foreign currency transaction gains, realized and unrealized, of approximately $3 million, compared to net losses of $2 million in same period of 2005.  Net foreign currency transaction gains or losses were recorded in other income, net on the condensed consolidated statements of income.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds.  As of September 30, 2006 and 2005, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments.  We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale.  These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate.  We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments.  As of September 30, 2006, we had available-for-sale equity investments with a fair value of approximately $72 million which had a total cost basis of $67 million, compared to investments with a fair value of $51 million which had a total cost basis of $59 million as of September 30, 2005.  Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows.  Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $7 million and $5 million as of September 30, 2006 and 2005, respectively.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, third parties assert patent infringement claims against Yahoo!.  Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes.  In addition, from time to time we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation or invasion of privacy, arising in connection with our e-mail, message boards, auction sites, shopping services and other communications and community features.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court for the Southern District of New York against certain underwriters involved in Overture’s initial public offering, Overture, and certain of Overture’s current and former officers and directors.  The Court consolidated the cases against Overture.  Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters and improper practices by the underwriters, and seek unspecified damages.  Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s.  All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin.  On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud.  On July 15, 2002, the issuers filed a motion to dismiss for failure to comply with applicable pleading standards.  On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice.  On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture.  On August 31, 2005, the Court entered an order confirming its preliminary approval of a settlement proposal made by plaintiffs, which includes settlement of, and release of claims against, the issuer defendants, including Overture.  The parties are awaiting final approval of the settlement.  If the settlement does not occur, and litigation against Overture continues, Yahoo! and Overture believe that Overture has meritorious defenses to liability and damages and will continue to defend the case vigorously.

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

Item 1A.  Risk Factors

We have updated the risk factors previously disclosed in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 4, 2006, as set forth below.  We do not believe any of the changes constitute material changes from the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2005.

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

We also compete for customers, users and advertisers with many other providers of online services, including destination websites and social media and networking sites.  Some of these competitors may have more expertise in a particular segment of the market, and within such segment, have longer operating histories, larger advertiser or user bases, and more brand recognition or technological features than we offer.

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

For the quarter ended September 30, 2006, 87 percent of our total revenues came from marketing services.  Our ability to continue to retain and grow marketing services revenue depends upon:

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

•         the successful implementation, and acceptance by advertisers and affiliates of our systems improvements to increase monetization of our search marketing;

•         maintaining our affiliate program for our search marketing;

•         deriving better demographic and other information from our users; and

•         driving acceptance of the web by advertisers as an advertising medium.

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing, may be terminated at any time by the advertiser.  Search marketing agreements often have payments dependent upon usage or click-through levels.  Accordingly, it is difficult to forecast marketing services revenues accurately.  However, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our affiliates in connection with search and/or graphical advertising, and are fixed over the short-term with respect to certain categories.  Any reduction in spending by or loss of existing or potential future advertisers would cause our revenues to decline.  Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

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

We are subject to regulations and laws directly applicable to providers of Internet and Voice over Internet Protocol services both domestically and internationally.  The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, content regulation, quality of services, telecommunications, mobile and intellectual property ownership and infringement in many instances is unclear or unsettled.  In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities.  Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear.  Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country.  We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply.  Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

Federal, state, foreign and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our users and partners.  In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data.  Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to the Yahoo! brands, and ultimately in a loss of users, partners or advertisers, which could adversely affect our business.

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

We are continuing to grow and diversify our business both in the United States and internationally.  As a result, we must expand and adapt our operational infrastructure and increase the number of our personnel in certain areas.  Our business relies on our data systems, billing systems for our fee based and other services, and other operational and financial reporting and control systems.  All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business, to acquisitions of new businesses with different systems and to increased regulation over controls and procedures.  To effectively manage this growth, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls.  In particular, as our premium and other services for which we bill users grow, any failure of our billing systems to accommodate the increasing number of transactions and accurately bill users could adversely affect our business and ability to collect revenue.  These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex.  If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

Additionally, we have experienced recent growth in personnel numbers and expect to continue to hire additional personnel in selected areas.  Managing this growth requires significant time and resource commitments from our senior management.  Further, as a result of recent acquisitions and international expansion, more than one-half of our employees are based outside of our Sunnyvale, California headquarters.  If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

We have dedicated considerable resources to provide a variety of premium services, which may not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, music and sports.  The development cycles for these technologies are long and generally require significant investment by us.  We have and will continue to invest in new products and services.  Some of these new products and services may not be profitable.  We have previously discontinued certain non-profitable premium services.  We must however continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services.  General economic conditions may affect users’ willingness to pay for such services.  If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

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

If we fail to prevent click fraud or if we choose to manage undesirable clicks in a way that advertisers find unsatisfactory, we could lose the confidence of our advertisers as well as face potential litigation, which could adversely impact our business and profitability.

We are exposed to the risk of click fraud or other clicks that advertisers may perceive as undesirable.  If fraudulent activity occurs and we are unable to detect and prevent it, or if we choose to manage undesirable clicks in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs.  This could damage our brand and lead to a loss of advertisers and revenue.  Advertiser dissatisfaction has led to litigation alleging click fraud and could potentially lead to further litigation.  We may also issue refunds or credits as a result of such activity.  Any increase in costs due to any such litigation, refunds or credits could negatively impact our profitability.

Interruptions, delays or failures in the provision of our services could damage our brand and harm our operating results.

Our operations are susceptible to outages and interruptions due to fire, floods, power loss, telecommunications failures, cyber attacks, terrorist attacks and similar events.  In addition, a significant portion of our network infrastructure is located in Northern California, an area subject to earthquakes.  Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems.  For example, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time.  We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future.  We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of any such occurrence.  In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed and intend to continue distributing our servers among additional data centers located around the world.  Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service, which could result in a loss of users and damage to our brand, and harm our operating results.  We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events, which cause interruptions in our service.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets or investments in equity interests become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill is required to be tested for impairment at least annually.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.  Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the stock price of an equity investee that is a public company or a decline in the operating performance of an equity investee.  We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or investments in equity interests is determined.  This would adversely impact our results of operations.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations.  During the quarter ended September 30, 2006, the closing sale prices of our common stock on the Nasdaq ranged from $24.65 to $33.38 per share and the closing sale price on October 31, 2006 was $26.34 per share.  Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba; the stock price of companies in which we have an equity investment, including Yahoo! Japan; and news reports relating to trends in our markets or general economic conditions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2006 was as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (1) (2)
July 1 - July 31, 2006	22,207,419	$28.18	22,207,419	$966,255
August 1 - August 31, 2006	19,752,284	$27.04	19,752,284	$432,065
September 1 - September 30, 2006	6,776,538	$26.86	6,776,538	$250,020
Total	48,736,241	$27.53	48,736,241

(1)             The shares repurchased in the three months ended September 30, 2006 were under our stock repurchase program that was announced in March 2005 with an authorized level of $3.0 billion.  This program was to expire by its terms in March 2010.

(2)          As of September 30, 2006 we had an unsettled structured stock transaction in the amount of $250 million.  The transaction will mature in October 2006.  On the maturity date, if the market price of Yahoo! common stock is above $32.53, we will have our investment returned with a premium and if the market price of our common stock is at or below such pre-determined price, we will repurchase 8.5 million shares of our common stock.  Any repurchases under this structured stock repurchase transaction will be reported in the fourth quarter of 2006 when they occur.  This outstanding structured stock repurchase transaction reduces the dollar value of additional shares that may be repurchased under our current program, resulting in the substantial completion of the $3.0 billion authorized repurchase program.  See Note 14—“Subsequent Events” in the condensed consolidated financial statements for additional information.

(3)          In October 2006, our Board of Directors authorized a new stock repurchase program for us to repurchase up to $3.0 billion of our outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price, and other factors.  Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and maybe made under a Rule 10b5-1 plan.

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

10.24*	Summary of Compensation Payable to Named Executive Officers.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006.
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006.

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

YAHOO! INC.

	By:	/s/ SUSAN DECKER
Dated: November 3, 2006		Susan Decker Executive Vice President, Finance and Administration, and Chief Financial Officer (Principal Financial Officer)
	By:	/s/ MICHAEL MURRAY
Dated: November 3, 2006		Michael Murray Senior Vice President, Finance (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description
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

10.24*	Summary of Compensation Payable to Named Executive Officers.
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006.
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2006.
32*

Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 3, 2006.

*                 Filed herewith.

**          To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.