Form 10-K
period 2006-12-31
YAHOO INC
filed 2007-02-23
CIK 1011006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common stock, $.001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported in the NASDAQ Stock Market, was $41,812,571,856. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 15, 2007 was 1,356,539,645.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

(1) Proxy Statement for the 2007 Annual Meeting of Stockholders — Part III Items 10, 11, 12, 13 and 14.

YAHOO! INC.
Form 10-K
Fiscal Year Ended December 31, 2006

INDEX

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, del.icio.us, Flickr, FareChase, HotJobs, Inktomi, Kelkoo, Musicmatch, Overture and Jumpcut. All other names are trademarks and/or registered trademarks of their respective owners.

Part I

Item 1.	Business

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!”, the “Company”, “our”, “we”, or “us”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Our mission is to connect people to their passions, their communities, and the world’s knowledge. We seek to provide Internet services that are essential and relevant to our global audience of users and our advertisers.

To our global audience of users, we provide our owned and operated online properties and services (the “Yahoo! Properties”). To our advertisers, we provide a range of tools and marketing solutions designed to enable businesses to reach our users. We focus on expanding our audience of users and deepening their engagement on the Yahoo! Properties to enhance the value of our audience of users to advertisers and to increase the spending of these advertisers. We believe that we can expand our audience of users by offering compelling Internet services and effectively integrating search, community, personalization, and content to create a powerful user experience. These user relationships and the social community they create enable us to leverage our online advertising as well as our fee based services.

We also focus on extending our marketing platform and access to Internet users beyond the Yahoo! Properties through our distribution network of third party entities (which we refer to as “affiliates”) who have integrated our search and/or display advertising offerings into their websites.

Many of our services are free to our users. We generate revenue by providing marketing services to businesses across the majority of our properties and by establishing paying relationships with users of our premium offerings. We classify these revenues as either marketing services or fees. Our offerings to users and businesses currently fall into five categories — Search; Marketplace; Information and Entertainment; Communications, Communities and Front Doors; and Connected Life. The majority of our offerings are available globally in more than 20 languages.

Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. We were incorporated in 1995 and are a Delaware corporation. We are headquartered in Sunnyvale, California, and have offices in more than 20 markets globally.

In December 2006, we announced a reorganization of our structure and management to align our operations with our key customer groups. Under the new structure, we will have two customer-focused groups: the Audience Group and the Advertiser & Publisher Group. Each of these groups will be supported by the Technology Group. We believe having a more customer-focused organization, supported by robust technology, will speed the development of leading-edge offerings for our most valuable audience segments and the provision of marketing services to our advertisers. This reorganization is expected to be completed by the end of the first quarter of 2007.

2006 HIGHLIGHTS

The following are some of our key accomplishments during 2006 directed at furthering our objective of providing essential and relevant Internet services to users and advertisers:

Established new alliances and partnerships:

•	Formed a strategic partnership with Seven Network Limited, a leading media company in Australia, to combine our Australian Internet business with their rich media and entertainment content to create what we believe will be one of the most comprehensive and engaging online experiences for local users and advertisers.

•	Combined our U.S. Hispanic business with Telemundo, a U.S. Spanish-language television network, creating a platform for advertisers to reach a large and engaged U.S. Hispanic audience.

•	Entered into an agreement with Hewlett Packard Company to deliver Yahoo! services including Yahoo! Front Page, Yahoo! Search and a co-branded toolbar on HP’s consumer personal computers in the U.S. and Europe.

•	Entered into an agreement with Acer Inc. to deliver Yahoo! services including Yahoo! Search, a co-branded Yahoo! Front page and toolbar on Acer’s consumer personal computers worldwide.

•	Entered into new and expanded agreements to distribute our mobile offerings including Yahoo! Search and Yahoo! Go for Mobile services onto mobile devices, including Research in Motion’s Blackberry devices and certain Motorola mobile devices.

•	Formed a strategic partnership with eBay, making Yahoo! the exclusive provider of graphical advertising and complementary search advertising on eBay’s U.S. website.

•	Announced a strategic partnership with a consortium of more than 150 daily U.S. newspapers to deliver search, display and classified advertising to consumers in the communities where they live and work.

•	Invested in Right Media Inc., an online advertising exchange providing Yahoo! with another marketplace for its non-premium inventory.

Invested in new and existing offerings to further improve user experience:

•	Redesigned our front page (www.yahoo.com) with new and enhanced features and an easy-to-navigate design.

•	Rolled out Yahoo! Answers — our free platform that allows users to ask and answer questions in an easy-to-use environment — internationally to now include 13 countries.

•	Launched the next generation Yahoo! Messenger, which expands beyond free PC-to-PC calling to high quality PC-to-phone and phone-to-PC in many countries throughout the world for our U.S. users.

•	Launched the Windows version of Yahoo! Go for Mobile, offering users Yahoo! services on their mobile devices, including Yahoo! Mail, Yahoo! Search and Yahoo! Photos, plus quick access to their personalized Internet content.

•	Launched our enhanced Maps product, with an improved user interface, which provides users an interactive look and feel with new features such as multi-point driving directions, local content integration, larger main map and dynamic pan, zoom and re-center technology, aerial satellite imagery and international maps coverage.

•	Launched the next generation Yahoo! Video, an online video destination that combines the power of Yahoo! Search to find videos on the Internet with new upload and community features.

•	Launched Yahoo! Tech, a source of plain-English advice and information about choosing and using consumer electronics including computers, digital camera and cell phones.

•	Launched Yahoo! Food, a comprehensive site dedicating to delivering the best food information and content online as well as a searchable recipe database and personalization features.

Enhanced offerings and systems to improve monetization

•	Launched our new search marketing system, known as Project Panama, in the U.S. in the fourth quarter of 2006. This new system is designed to provide a more relevant search experience to users, more valuable customer leads to advertisers, and additional opportunities to our distribution partners.

•	Initiated beta launch of search and display advertising to mobile devices in test markets, including the U.S., UK and Japan.

Since our formation we have made a number of strategic acquisitions, including business combinations, asset acquisitions and investments. We expect to continue to acquire or make investments in companies, products, services and technologies in the future. See Note 3 — “Acquisitions” of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions.

Our accomplishments are possible because of our dedicated, highly skilled and talented employees. We believe that Yahoo! attracts among the most highly qualified and accomplished scientists, engineers, design specialists, marketers and professionals. We seek to recruit and retain people who thrive on the opportunity Yahoo! provides to solve some of the most technically challenging problems benefiting hundreds of millions of users across a range of areas, including search, communications, media, mobility, community, data and advertising.

OFFERINGS TO BUSINESSES

As part of our strategy to provide the most efficient and effective marketing services for businesses, we are committed to providing a comprehensive set of Internet marketing solutions for advertisers. There is ongoing growth in the advertising market and an increasing shift in advertisers’ use of online media as audiences shift toward the Internet from traditional media. We are committed to capitalizing on this shift and helping our advertisers create and execute Internet marketing solutions that both engage users to interact with our advertisers’ brands as well as provide valuable insights into their customer base. We utilize our continuing research of the marketplace and our understanding of our users and their interests to offer a suite of targeted marketing services for our advertisers to meet the full range of their needs from brand building to consumer awareness, direct marketing, lead generation and commerce services. Our offerings enable marketers to display their advertisements in different formats and in different locations on the Yahoo! Properties and off-network on our affiliates’ websites.

Advertisers can display graphical advertisements on the pages that are viewed by our users across the Yahoo! Properties and on our affiliates’ websites. Yahoo! offers a broad range of tools available for online display advertising, including rich media, video and targeting. We work with our advertisers to maximize the effectiveness of their campaigns by optimizing advertisement formats and placement on the network. We also use our targeting capabilities to help advertisers reach their desired audiences by placing contextually relevant advertisements on our pages. For these advertising services, we earn revenue as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users.

Advertising is also provided through a series of search offerings that enable advertisers to display text based links to their websites on the Yahoo! Properties, as well as on our affiliates’ websites. These advertisements are displayed in response to different user actions — when a keyword is used in a search query initiated by a user or when specific content is being viewed by a user on the Yahoo! Properties or on the websites of our affiliates. For example, if a user searches using the keyword “television” in the Yahoo! Search box or the search box on the website of one of our affiliates, two sets of results will appear based upon algorithmic and sponsored search technology. Links to websites for advertisers selling televisions will appear alongside the algorithmic search results. As another example, if the user is reading an article about interest rates, he or she may be presented with advertising links to websites for mortgage-related advertisers. For these advertising services, we earn revenue when “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing. We refer to such advertising services as “search marketing.”

In addition to offering marketing services to businesses we also provide the following services:

Yahoo! HotJobs is one of the leaders in the online recruiting industry, providing comprehensive solutions for employers, staffing firms and job seekers. Yahoo! HotJobs’ tools and advice put job seekers in control of their career search and make it easier and more cost-effective for recruiters and employers to find qualified candidates compared to traditional methods. Yahoo! HotJobs enables job seekers to create an online resume and to search and apply for jobs, and provides access to newsletters, online forums and salary research, free of charge. We generate revenue from employers and staffing firms that pay to access our database of job seekers and use our tools to post, track and manage job openings.

In late 2006, we formed a strategic partnership with a consortium of newspaper companies that will enable the newspapers to provide advertisers who list jobs in any of the consortium’s newspapers the ability to also post their jobs on Yahoo! HotJobs and throughout the Yahoo! network. We believe this arrangement will create a powerful local and national jobs network, enabling recruitment advertisers to reach a larger, more diverse candidate pool of both active and passive job seekers. In addition, all of the newspapers’ online career sections will be powered by Yahoo! HotJobs and co-branded between Yahoo! and the local newspaper.

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

Yahoo! Local offers businesses a free service called Yahoo! Local Basic Listing allowing them to post detailed company information, such as their business hours, contact information, product/services offered and website address for Yahoo! users to see. Yahoo! Local also launched a self-serve version of Featured Listings, a simplified local advertising product for businesses to ensure preferred placement in the Yahoo! Local Sponsored Results section. Businesses can also submit additional content such as photos, logo and/or marketing information for a monthly fee through the Yahoo! Local Enhanced Listing service. These Featured and Enhanced Listings products meet the advertisers’ demands to advertise their local business in a simplified model that is similar to the print edition of the Yellow Pages.

OFFERINGS TO USERS

Our offerings to users on our Yahoo! Properties currently fall into five categories: Search; Marketplace; Information and Entertainment; Communications, Communities and Front Doors; and Connected Life.

Search

Our Search offerings are often the starting point for users navigating the Internet and searching for information, whether from their computer or mobile device. In Search, our goal is to provide the world’s most valued and trusted search experience for users, advertisers and developers and to enrich people’s lives by enabling them to find, use, share and expand all human knowledge. In the newly emerging areas of social search and media, our goal is to create the world’s most valued communities, large and small, to enable people to connect and exchange knowledge, insights and experiences with each other. Social search and media enable users to leverage their network of friends and other trusted information sources to improve everyday web browsing and searching experiences.

Our Search product offerings include the following:

•	Search — Yahoo! Search; Yahoo! Toolbar and Yahoo! Search on Mobile

•	Local — Yahoo! Local; Yahoo! Yellow Pages and Yahoo! Maps

Search

Yahoo! Search, our proprietary algorithmic search technology, provides users with a free comprehensive and highly relevant online search experience and free Internet search results sorted based on relevance to the user’s search query. Yahoo! Search discovers and processes billions of documents on the Internet to give users a comprehensive, up-to-date, and relevant search experience. Pages on the Internet are ranked according to their relevance to a particular query by analyzing document features, including text, title and description accuracy, source, associated links, and other unique document characteristics. For example, if the user enters the phrase “hybrid car” into the Yahoo! Search box, the Yahoo! search technology will search the Internet and return links to what it identifies as the most relevant websites regarding “hybrid car” on the Internet. A single search gives immediate results from a database that is updated frequently to capture newly created and changing pages, including late breaking news and timely events. The search might also return results from Yahoo! Answers, a social search platform that enables our users to post and answer questions in hundreds of categories. Yahoo! Answers is where millions of users come to get answers to those questions.

To further extend our reach in social search products, we now provide users with easy ways to remember, search, organize and share their favorite websites and web pages. Through the popular social bookmarking website del.icio.us, acquired by Yahoo! in 2005, users are able to access, manage and share their favorite pages on the Internet from any computer.

In 2006, we enhanced our social media offerings including Image Search, Video and Flickr. Continuing the “hybrid car” search example above, a user may select a search view link to focus the web results on images, news, video or other options relevant to the search topic. For example, selecting the “Images” link and entering the search term “hybrid car” will yield pictures of hybrid cars on the Internet.

Flickr, our popular photo sharing and community site enables users to upload photos and offer the option of keeping them private, sharing them with a group of invited friends and family, or making them publicly available. Users can search the photos based on title, descriptions and tags. Access to and basic registration on the site are free. Flickr offers premium accounts, which include unlimited upload storage and permanent image archiving as well as other benefits, for a fee.

Yahoo! Video is an online video destination that hosts Yahoo!’s video search product, which enables users to search through an index of millions of video results compiled by crawling the web and accepting feeds from multiple sites. Yahoo! Video also enables individual users and partners to upload video content directly to Yahoo! Video, where it can then be accessed by other users. The site is free and users can upload an unlimited amount of video content. In 2006, to further enhance our video offerings, Yahoo! acquired Jumpcut, providing an online service for creating, editing, and sharing videos.

Yahoo! Toolbar is a free web browser add-on that enables users to conveniently access our properties and services from anywhere on the Internet and provides free security services to enhance the user experience. In 2006, we released a beta version of the new Toolbar for Internet Explorer which allows users to more easily customize their toolbar and make customized buttons for one click access to any website.

Yahoo! Search on Mobile enables users to access web, image and local search on their wireless devices. In 2006, we launched paid mobile advertising, thus enabling monetization of mobile search results and bringing a new consumer channel to our advertiser base. We also launched several mobile-related partnerships which allow us to distribute search results and our advertising platform on mobile devices in many countries around the world.

Local

Our Local offerings include three individual properties whose primary services are available free to users: Yahoo! Local, Yahoo! Yellow Pages, and Yahoo! Maps.

Yahoo! Local is a stand-alone offering, using content and technology from other properties such as Yahoo! Yellow Pages and Yahoo! Maps to help users find local listings, recommendations, events and user reviews. In 2006, we introduced new features that enable users to contribute additional types of user content to Yahoo! Local including photos and tags. A “My Local” dashboard was launched for users to view all of their contributions, organize their local findings into collections or lists, and share them with the community.

Yahoo! Yellow Pages enables users to quickly connect to local and national merchants in the United States.

Yahoo! Maps provides interactive maps with zooming, real time traffic conditions and incident reports, together with integrated driving directions. In 2006, we continued to enhance Yahoo! Maps with an improved user interface, providing users an interactive look and feel with new features such as multi-point driving directions, local content integration, larger main map and dynamic pan, zoom and re-center technology, aerial satellite imagery and international maps coverage.

Marketplace

Marketplace offerings are often the starting point for users seeking to purchase products and services on the Internet and seeking to access free services on the Internet. Our specific Marketplace product offerings include the following:

•	Shopping — Yahoo! Shopping; Kelkoo and Yahoo! Auctions

•	Real Estate — Yahoo! Real Estate

•	Travel — Yahoo! Travel and Yahoo! FareChase

•	Autos — Yahoo! Autos

•	Personals — Yahoo! Personals and Yahoo! Personals Premier

Shopping

Yahoo! Shopping provides comprehensive search functionality and comparison-shopping tools for users to find, research, compare and buy products online. This property also provides a full suite of merchant ratings and product review tools and in many countries includes the services of Kelkoo, S.A. (“Kelkoo”). We generate revenue from merchants when users click-through to their websites or through a revenue share of the final selling value when users purchase products. We launched the Yahoo! Shopping Bargains Center in late 2006 as part of our redesign of Yahoo! Shopping. The Bargains Center provides users with coupons, rebates, free shipping offers, and sale items to help them find the best deals for the products they seek. These deals are updated daily, so users are able to return to the Bargains Center everyday to find new offers. We generate revenue when users click-through to the offers.

Kelkoo is our International shopping platform, which became part of Yahoo! through an acquisition in 2004. It provides product search functionality and an online comparison shopping service with operations in 10 European countries and now also powers the Yahoo! Shopping services in Australia and Taiwan.

Yahoo! Auctions is incorporated into the Yahoo! Shopping platform and is a marketplace for buyers and sellers to trade goods in an auction-style setting. Yahoo! Auctions connects buyers and sellers and is available free of charge.

Real Estate

Yahoo! Real Estate provides information and services for users who are looking to buy, sell, or rent a home. Users are able to search across multiple property types such as existing homes, new homes, apartment rentals, foreclosures, and classifieds while also searching based on geography, price and key amenities. Yahoo! Real Estate offers decision-support tools such as interactive maps, home valuation tools, a variety of calculators including mortgage and rent vs. own calculators, and content about local neighborhoods, schools, home loans, insurance, moving services, and finding a real estate agent. In 2006, we updated the look and feel of the Yahoo! Real Estate property and enhanced many of these features. Yahoo! Real Estate generates revenue from partners who pay to list their properties on our site.

Travel

Yahoo! Travel is a comprehensive online travel research and booking site for users to find, compare and conveniently purchase travel products such as airline tickets, hotel rooms, car rentals, vacation packages and cruises. Yahoo! Travel also includes Yahoo! Trip Planner, a social media product that allows users to document their personal travel experiences and share those experiences with others. We generate revenue from our travel partners through a revenue share of the booking value when users make travel arrangements on Yahoo! Travel. Separately, Yahoo! offers a travel search engine called Yahoo! FareChase. FareChase is an extension of our search offerings that allows users to search for travel information from multiple travel service providers’ websites simultaneously and obtain results from all providers on one page for purposes of comparison shopping.

Autos

Yahoo! Autos enables users to research, price and compare cars online. Information and services available free of charge to our users include vehicle pricing, specification and option information, used car listings, expert reviews, user reviews and ratings, car comparisons, financing calculators, and new car quotes from dealers. We earn fees on a per lead basis for transactions completed between our users and automotive manufacturers and dealers. In 2006, we launched the Yahoo! Autos Green Center that provides expert and user generated content across all types of alternative fuel vehicles including hybrid, biodiesel, ethanol and natural gas vehicles and includes video, tools, articles and proprietary green ratings for every car.

Personals

Yahoo! Personals is a leading online dating service.  It allows users, free of charge, to post a profile and search for others with whom to communicate within the Yahoo! Personals community. Users can also send short one-time messages to others to communicate their interest without charge. With a paid subscription, Yahoo! Personals’ users can e-mail and use Yahoo! Messenger to communicate with others in the Yahoo! Personals community. The standard Yahoo! Personals subscription service serves a large population of daters with a user experience that is tailored to meet the communication needs of today’s online daters. Yahoo! Personals Premier offers deeper profiling and advanced searching tools.

Information and Entertainment

Our Information and Entertainment offerings deliver content that is available without charge to our users, and also provide some of our content on a fee or subscription basis. Our Information and Entertainment offerings include the following:

•	Information — Yahoo! News; Yahoo! Finance; Yahoo! Food; Yahoo! Tech and Yahoo! Health

•	Entertainment — Yahoo! Sports; Yahoo! Music; Yahoo! Movies and Yahoo! TV; Yahoo! Games and Yahoo! Kids

Information

Yahoo! News aggregates news stories from news providers such as the Associated Press, Reuters, AFP, The Washington Post, ABC News, CBS News, National Public Radio, and U.S. News and World Report. Through Yahoo! News, users receive free up-to-the-minute news coverage with video, text, photos and audio from multiple sources and points of view. In 2006, we made many enhancements to our offerings, including the award winning Kevin Sites in the Hot Zone, featuring original coverage on armed conflict in the world, and formed a partnership with CBS Corporation to provide streaming video coverage of the popular news magazine show, 60 Minutes. Local news coverage was expanded in 2006 through agreements with new partners, including CBS Corporation for local video content, as well as the December 2006 launch of “You Witness News,” community news video content provided by users.

Yahoo! Finance provides a comprehensive set of financial resources that range from investment and company information to personal financial management tools. Free tools are provided to help users manage their personal finances as well as gather data, news and information for making informed investment decisions. Company conference call transcripts, analyst research reports and real-time streaming quotes are available through Yahoo! Finance for a fee. In 2006, Yahoo! Finance launched a free news video initiative that aggregates business news clips and delivers business-focused video news. Yahoo! Finance also added other new offerings during 2006, such as streaming quotes, interactive stock charts and enhanced stock message boards to its site.

Yahoo! Food launched in late 2006 as a one-stop online food destination. The site contains free recipes, chef and restaurant information, food video segments and select blogs dedicated to food topics. Content is provided by recognized authorities and personalities in the food space and by users through recipe submissions, postings and reviews.

Yahoo! Tech launched in 2006 and offers users a variety of free information on consumer electronics including product comparisons, consumer reviews and Hook Me Up, a streaming video product that evaluates consumer electronics. Yahoo! Tech was developed with the simple philosophy of making technology easy for all Yahoo! users, especially those without a deep understanding of technology and gadgets.

Yahoo! Health is a comprehensive healthcare destination. Yahoo! Health provides free information on healthy living, medical conditions clinical trials, diet tools and drugs. The site contains online community tools, complete with groups focused on popular health topics, as well as blogs provided by recognized experts.

Entertainment

Yahoo! Sports provides a fast, live and interactive online experience for sports fans including original fantasy games, up-to-the-minute news, real-time statistics and scoring, broadcast programming, integrated shopping, and an online sports community. Yahoo! Sports has content and marketing relationships with professional sports organizations and media outlets including the National Basketball Association, Player’s Inc., Major League Baseball Players’ Association, Sports Illustrated Interactive, Stats, Inc. and the Associated Press. Yahoo! Sports also offers fee-based fantasy games, real-time statistical trackers and live sports audio broadcasts. In 2006, Yahoo! Sports entered into a key partnership with the National Football League (“NFL”) to launch a subscription service to broadcast live NFL games to international users. In addition, the property broadened its free video content to fantasy users by launching a weekly Fantasy Football Live show.

Yahoo! Music offers a wide selection of free services, including streaming audio, one of the Internet’s largest collection of music videos, Internet radio, exclusive artist features and music news. Yahoo! Music also offers fee-

based music services including premium Internet radio and music subscription services. Nissan Live Sets is the latest offering of exclusive artist features, incorporating original artist performances with social networking elements, allowing users to submit photos, blog and interact with the artists. Yahoo! Music also promotes user generated content through programs such as Get Your Freak On, where fans can submit their own videos of their favorite artists and Yahoo! Music edits together the best clips. With a library of more than two million songs, the Yahoo! Music Unlimited (“YMU”) service is available to users for a low monthly or annual subscription fee. With YMU users can build personalized music libraries, transfer tracks to portable devices, purchase permanent downloads, access commercial-free Internet radio stations, develop personalized music recommendations based on ratings and musical tastes, as well as share and discover music with friends through Yahoo! Messenger.

Yahoo! Movies and Yahoo! TV offer free entertainment services which include compelling and exclusive video content such as trailers, clips and never-before-seen extras, entertainment news, photo galleries, and reviews. Yahoo! Movies features paid-for film promotions for major movie studios, including Disney, Sony, Warner Bros., Universal and Fox. Yahoo! Movies also provides coverage of the Oscars and other Red Carpet events. Yahoo! TV partners with key television networks, producers and content creators to provide users a deeper, more engaging experience with their favorite programs including a best of breed, comprehensive guide to Fall TV which features exclusive full-length episodes and clips of the season’s hottest shows. Additionally Yahoo! TV partners with Mark Burnett Productions to produce and host “The Apprentice” website on Yahoo! TV. Releases for 2006 included “THE 9”, a daily collection of some of the most popular content on the Internet, packaged in a format that makes it easy for viewers to get a quick download of what’s hot on the Web every weekday morning. In addition, in the fourth quarter of 2006, we launched the Talent Show, an eight week competition to discover original talent on the Internet and to bring original, high quality user generated video content to our users.

Yahoo! Games offers free classic board, card, arcade and word games along with downloadable games, game strategy guides, shopping guides, gaming news, tournaments, leagues and reviews on computer and console videogames. Our integration of games with Yahoo! Messenger allows users to see what games their friends are playing and join the game through Yahoo! Messenger. Yahoo! Games also offers a variety of fee-based premium game downloads.

Yahoo! Kids, formerly known as Yahooligans, is a free entertainment and educational Internet guide designed for children ages six to twelve. Yahoo! Kids offerings include games, reference materials and movie information. Additionally, in 2006, Yahoo! Kids expanded its content to include a “study zone” section with resources for classroom and after class exploration.

Communications, Communities and Front Doors

Our Communications, Communities and Front Doors offerings provide a wide range of communication services to users and small businesses including those that extend a wide range of Yahoo! services beyond the browser and across a variety of devices and through our access alliances. We offer some services free of charge to our users and also provide some of our services on a fee or subscription basis. Our offerings include the following:

•	Communications — Yahoo! Mail and Yahoo! Messenger with Voice

•	Communities — Yahoo! Communities and Yahoo! Photos

•	Front Doors — Yahoo! Front Page and My Yahoo!

Communications

Yahoo! Mail is a free global service available in over 20 languages that provides users with a full-featured e-mail experience including industry-leading spam and virus protection, significant free storage and attachment size capacity, advanced search capabilities, and robust address book functionality. In addition to our basic e-mail service, for a subscription fee we offer Yahoo! Mail Plus, a premium mail service providing a number of premium features, including personalized spam filter, additional storage capacity, graphical ad blocker, and personalized stationery. In 2006, we extended the reach of the beta version of Yahoo! Mail which provides a faster experience with enhanced functionality, such as drag and drop e-mail organization and message previews in addition to other enhanced features to a wider audience of Yahoo! users around the world.

The Yahoo! Messenger with Voice instant messaging (“IM”) service provides a free, interactive and personalized way for people to connect and share experiences with their friends, family and colleagues in real time. Yahoo! Messenger’s communications suite integrates leading Yahoo! services including Games, Music, Photos, and Search. Yahoo! Messenger allows users to stay connected to each other through text IM, e-mail, video or mobile messaging. In 2006, we launched the next generation version of IM, which connects users of Yahoo! Messenger and MSN Messenger to create the largest IM community in the world. In addition, the new version of Yahoo! Messenger offers enhanced voice calling capabilities, allowing calls to and from traditional and mobile phones. Additionally, in 2006, we introduced custom plug-ins, which are free mini applications that users can add to their IM to make it more personalized and interactive.

Communities

Yahoo! Communities helps users build and manage identity and relationships, and includes properties such as Groups, 360º, Message Boards and Photos. Yahoo! 360º is an innovative free service providing users with an integrated experience, seamlessly bringing together popular communications, content and community services such as Yahoo! Messenger, Yahoo! Photos, Yahoo! Music and Yahoo! Groups with sharing tools for recommending favorite movies, restaurants, music and more. Yahoo! Communities provides users with the opportunity to discover, connect and interact with other users who share similar interests and ideas.

Yahoo! Photos makes it easy for people to upload, store and share their photos for free. In 2006, we launched the limited beta of the next generation version of Yahoo! Photos which offers desktop-like functionality including drag-and-drop organization, tagging, comments and advanced search capabilities. Users can also order high-quality prints and photo gifts as a premium service and pick-up their prints in one hour from their local Target store.

Front Doors

Yahoo! Front Page (www.yahoo.com) serves as a free navigation hub and entry point into the Yahoo! Properties. Among many available features on the page are the ability to perform an Internet search, read the latest news, link to Yahoo! websites in the Yahoo! Properties, and view promotions from Yahoo!’s advertisers.

My Yahoo! is our free, personalized Web information service that allows registered members to create a personal profile and organizes and delivers information of personal interest to the user via a user-customized interface. The My Yahoo! platform allows us to deliver targeted advertising and transaction-based services on behalf of our advertisers and partners.

Connected Life

Yahoo!’s Connected Life group includes the Company’s mobile, co-branded broadband, digital home and PC desktop services. The Connected Life group offers services designed to give consumers easy access to integrated Yahoo! content and communities across a variety of Internet-enabled devices including mobile devices, televisions and the PC desktop.

Yahoo! Mobile — Yahoo! Mobile focuses on extending consumers’ Internet communities and personalized content to their mobile phones. Throughout 2006, Yahoo! extended the Company’s offerings in mobile services through a range of new partnerships and product launches. In 2006, Yahoo! launched a number of new ways for consumers to access their Yahoo! services, including Yahoo! Search, Yahoo! Mobile Web, and Yahoo! Go for Mobile. Through relationships with leading mobile operators and device manufacturers, Yahoo! is able to bring a wide range of services into consumers’ hands. Consumers in many countries throughout the world can access Yahoo!’s mobile services such as Yahoo! Go for Mobile, Yahoo! Mobile Web, Yahoo! Search, Yahoo! Mail and Yahoo! Messenger.

Yahoo! has also developed advertising opportunities on mobile devices. Yahoo! has launched pilot programs for mobile sponsored search in Japan, the United Kingdom, and the United States. In November 2006, Yahoo! launched a beta version of its display advertising platform for the Yahoo! Mobile Web service in the United States and later that month announced that Yahoo! will become Vodafone’s exclusive display advertising partner in the UK.

Yahoo! Broadband — Yahoo! has partnered with a number of broadband Internet access providers to provide a suite of Internet services for customers of these partner Internet access service offerings. We have strategic partnerships with AT&T Inc. and Verizon Communications, Inc. in the United States, an ongoing Internet access partnership with BT Telecommunications PLC in the United Kingdom and Rogers Cable Inc. (“Rogers”) in Canada and have recently entered into a partnership with Telecom New Zealand.

Yahoo! Digital Home — The Yahoo! Digital Home initiative focuses on delivering Yahoo! content and personalized information through user interfaces designed for viewing on the television or other devices. With products like Yahoo! Go for TV, Yahoo! Digital Home is building a platform that will deliver many forms of Web content (music, videos, and photos) to the television. Yahoo! is also working with partners to develop applications for emerging digital home technology such as AT&T’s IPTV based Uverse product offering and AT&T Homezone which combines satellite TV programming, communications features and high speed Internet in one integrated receiver. Other Yahoo! Digital Home applications such as the integration of Yahoo! Fantasy Sports deliver contextual Internet content to enhance the television viewing experience.

Yahoo! PC Desktop — Yahoo! PC Desktop services makes it easy for users to keep up-to-date on and to interact with their Yahoo! services and other Internet based information on PC desktop without using an Internet browser application. Yahoo! Widgets is a platform that allows consumers to take advantage of more than 4,000 lightweight applications that may reside on a user’s PC desktop to perform a wide variety of tasks and provide access to an array of information.

GEOGRAPHIC AREAS

We manage and measure our business geographically. Our principal geographies are the United States and International. We seek to increase our global audience of users by developing Internet offerings focused on specific geographic regions both domestically and internationally. Additional information required by this item is incorporated herein by reference to Note 15 — “Segments” of the Notes to the Consolidated Financial Statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

We provide services in more than 20 languages in more than 20 countries, regions and territories, including localized versions of Yahoo! in Argentina, Australia, Brazil, Canada, China, France, Germany, Greece, Hong Kong, India, Italy, Japan, Korea, Malaysia, Mexico, Northern Europe and Scandinavia (Denmark, Norway, Sweden), Russia, Singapore, Spain, Taiwan, the United Kingdom and Ireland, and the United States. We also provide some of our most popular and point-of-entry services through Yahoo! Asia (our portal to Southeast Asia including Indonesia, Malaysia, Philippines, Thailand and Vietnam), Yahoo! Chinese (United States Chinese language site), Yahoo! Telemundo (United States Hispanic site), Yahoo! Canada en français (French Canadian site) and Yahoo! en Català (part of Yahoo! Spain’s Catalan language offerings). Outside of Yahoo’s English-speaking markets, we have built independent, localized-language directories, websites and other content, developed by native speakers of each language. We own a majority or 100 percent of these international operations (except in Australia, New Zealand, China and Japan), and have established offices worldwide to facilitate the local development of these businesses. We have pursued a consistent strategy of content aggregation with leading third parties and currently plan to continue to introduce certain selected services for our international markets.

SALES

We maintain three primary channels for selling our marketing services: direct, online, and telemarketing. Our direct advertising sales team focuses on selling our marketing services and solutions to leading advertising agencies and marketers in the United States. Our online channel is fulfilled by a self-service program that enables advertisers to place targeted text based links to their websites on the Yahoo! Properties as well as on our affiliates’ websites. Our telemarketing channel focuses on sales of marketing services to small- and medium- sized businesses. We have combined our graphical and search marketing sales teams under the common leadership to better respond to advertisers who are increasingly using both forms of advertising on Yahoo! Properties to achieve their desired marketing goals. No individual customer represented more than 10 percent of our revenues in 2004, 2005 or 2006.

We employ sales professionals in locations across the United States, including Atlanta, Boston, Chicago, Dallas, Detroit, Hillsboro, the Los Angeles area, Miami, New York, San Francisco, and Sunnyvale. Our sales organization consults regularly with agencies and advertisers on design and placement of online advertising, and provides customers with measurements and analyses of advertising effectiveness as well as effective consumer insights that can be turned into marketing campaigns. In addition to our geographic sales structure, we have industry focused sales teams for automotive, consumer packaged goods, entertainment, finance, retail, pharmaceuticals, sports, technology, telecommunications and travel. In international markets, we have either our own internal sales professionals or we have established sales agency relationships in more than 20 countries.

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

COMPETITION

We operate in the Internet products, services and content market, which is highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information and entertainment services integrated into other products and media properties. We primarily compete with companies to attract users to our website and advertisers to our marketing services. We expect the market to become increasingly competitive if online marketing continues to grow and gain acceptance on a global basis.

Globally, our most significant competition is from Google Inc. (“Google”), Microsoft Corporation (“Microsoft”) and Time Warner’s America Online business (“AOL” or “America Online”).

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

We also compete for customers, users and advertisers with many other providers of online services, including web businesses where expertise in a particular market segment may provide a competitive advantage and with social media and networking competitors.

Internationally, we compete with local portals that are predominantly supported by local telecommunication providers, or local providers of specific locally designed and marketed Internet services, some of which may have a potential competitive advantage due to an existing direct billing relationship with their users.

We believe that we are effectively competing in the Internet services market as we continue to refine our search technology, build onto our existing online properties and services, and further improve our users’ experience.

Additional information regarding competition is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

PRODUCT DEVELOPMENT

Yahoo! continually enhances, expands and launches products and features to meet evolving user, advertiser and publisher needs for technological innovation and a deeper, more integrated experience.

As a complement to our core engineering and production teams, we also have scientists working in our Yahoo! Research Labs dedicated to developing novel algorithms and technology that empower users, businesses, and advertisers worldwide to maximize the social and economic potential of the Internet. Yahoo! performs research to address fundamental problems facing users such as: making their search for information on the Internet easier and more relevant; bringing them tools to help solve their problems; finding new and better ways for them to connect and communicate with family and community; and guiding family and friends towards high-quality products, songs, movies, and other resources. We also use technology to match relevant business services with customers most likely to be interested in such services. Yahoo! Research Berkeley is a research facility that operates in a unique partnership between Yahoo! Research Labs and the University of California at Berkeley (“UCB”). We believe this is a mutually beneficial intellectual property arrangement, and an opportunity for students and staff at UCB to gain access to resource and scale typically not afforded in the academic environment. The mission of Yahoo! Research Berkeley is to explore and invent social media and mobile media technology and applications that will enable people to create, describe, share, find and remix media on the web.

Most of our software products and features are developed internally; however, we purchase technology and license intellectual property rights when the opportunity is strategically aligned, operationally compatible and economically advantageous. We believe that Yahoo! is not materially dependent upon licenses and other agreements with third parties relating to product development.

Yahoo! launched its new search marketing system, known as Project Panama, in the fourth quarter of 2006. We have been transitioning our advertisers on to the new system in the United States and will begin transitioning our advertisers in international markets in the second quarter of 2007. This system provides advertisers with additional tools for budgeting, testing and optimizing their marketing campaigns. This new system also provides a new ranking model launched in early February 2007 that ranks ads by relevance in addition to keyword bid price. We believe the new search marketing system will provide a more relevant search experience to users, more valuable customer leads to advertisers, and additional opportunities to our distribution partners.

Also during 2006, we introduced the Hack Yahoo! Program, which is designed to encourage and empower employee and third-party innovation. This global program consists of a speaker series, an intranet site and blog, workshops, and quarterly “Hack Days” that are an ongoing opportunity to foster and celebrate the creativity of our employees and third parties. Consistent with this spirit of innovation and openness, we sponsored the Yahoo! Developer Network which makes Yahoo!’s infrastructure, platform and audience accessible to third-parties via Application Programming Interfaces (or APIs.) This has established a mutually beneficial ecosystem, in which thousands of developers have used and built upon technology from Yahoo! services, including Yahoo! Search,Yahoo! Photos and Yahoo! Maps, to further increase the relevance of Yahoo! products and services for individual users and the greater community.

Our engineering and production teams are primarily located in our Sunnyvale, California headquarters and in Carlsbad, California; Burbank, California; Dallas, Texas; and Bangalore, India. Our research teams are located in our Sunnyvale, California headquarters and in Berkeley, California; Burbank, California; New York, New York; Barcelona, Spain; and Santiago, Chile. We have internally developed, acquired or licensed the products and services we offer. Product development expenses for 2004, 2005 and 2006 totaled approximately $381 million, $570 million, and $833 million, respectively, which included stock-based compensation expense of $12 million, $22 million and $145 million, respectively.

INTELLECTUAL PROPERTY

We create, own and maintain a wide array of intellectual property assets that we believe are among our most valuable assets. Our intellectual property assets include patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries, and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to limit access to, and disclosure of, our proprietary information. We consider the Yahoo! trademark and our many related trademarks to be among our most valuable assets and we have registered these trademarks in the United States and other countries throughout the world and aggressively seek to protect them. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademark, patent, copyright and trade secret rights to third parties. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2006, we had approximately 11,400 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract and retain highly qualified technical and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our website is located at http://www.yahoo.com. Our investor relations website is located at
http://yhoo.client.shareholder.com/. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Item 1A.	Risk Factors

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft and AOL.

We face significant competition from companies, principally Google, Microsoft and AOL, that have aggregated a variety of Internet products, services and content in a manner similar to Yahoo!. Google’s Internet search service directly competes with us for affiliate and advertiser arrangements, both of which are key to our business and operating results. Additionally, Google offers many other services that directly compete with our services, including a consumer e-mail service, desktop search, local search, instant messaging, photos, maps, shopping services and advertising solutions. Microsoft has introduced its own Internet search service with paid search and may release features that may make Internet searching capabilities a more integrated part of its Windows operating system. AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually, and potentially in combination with each other. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our revenues and growth rates could decline.

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

In the future, competitors may acquire additional competitive offerings, and if we are unable to complete strategic acquisitions or investments, our business could become less competitive. Further, competitors may consolidate with each other to become more competitive, and new competitors may enter the market. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers or customers, then our revenues and growth rates could decline.

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

If we are unable to provide search technologies and other services which generate significant traffic to our websites, or we are unable to enter into or continue distribution relationships that drive significant traffic to our websites, our business could be harmed, causing our revenues to decline.

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

For the year ended December 31, 2006, 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

•	maintaining our user base;

•	maintaining our popularity as an Internet destination site;

•	broadening our relationships with advertisers to small- and medium- sized businesses;

•	attracting advertisers to our user base;

•	increasing demand for our marketing services by advertisers, users, businesses and affiliates, including prices paid by advertisers, the number of searches performed by users, the rate at which users click-through to commercial search results and advertiser perception of the quality of leads generated by our marketing services;

•	the successful implementation, and acceptance by advertisers and affiliates, of our systems improvements to increase monetization of our search marketing;

•	the successful development and deployment of technology improvements to our marketing system;

•	maintaining our affiliate program for our search marketing;

•	deriving better demographic and other information from our users; and

•	driving acceptance of the web in general and of Yahoo! in particular by advertisers as an advertising medium.

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing, may be terminated at any time by the advertiser. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. However, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our affiliates in connection with search and/or display advertising, and are fixed over the short-term with respect to certain categories. Any reduction in spending by or loss of existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

In certain markets, we depend on a limited number of sources to direct a significant percentage of users and businesses to our service to conduct searches, and a loss of any of these sources could harm our operating results.

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

Through alliances with Internet access providers, we offer access services that combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from third party access providers. We may not be able to retain the alliances with our existing Internet access providers or to obtain new alliances with Internet access providers on terms that are reasonable. In addition, these Internet access services compete with many large companies such as AOL, Microsoft, Comcast Corporation and other established Internet access providers. In certain of these cases, our competition has substantially greater market presence (including an existing user base) and greater financial, technical, marketing or other resources. As a result of these and other competitive factors, the Internet access providers with which we have formed alliances may not be able to attract, grow or retain their customer bases, which would negatively impact our ability to sell customized content and services through this channel and, in turn, reduce our anticipated revenues from our alliances.

Some of our shared revenue arrangements may not generate anticipated revenues.

We typically receive co-branded revenue through revenue sharing arrangements or a portion of transactions revenue. In some cases, our revenue arrangements require that minimum levels of user impressions be provided by us. These arrangements expose us to potentially significant financial risks in the event our usage levels decrease, including the following:

•	the revenue we are entitled to receive may be adjusted downwards;

•	we may be required to “make good” on our obligations by providing additional advertising or alternative services;

•	the partners of co-brand services may not renew the arrangements or may renew at lower rates; and

•	the arrangements may not generate anticipated levels of shared transactions revenue, or partners may default on the payment commitments in such agreements as has occurred in the past.

Accordingly, any leveling off or decrease of our user base (or usage by our existing base) or the failure to generate anticipated levels of shared transactions revenue could result in a significant decrease in our revenues.

Decreases or delays in advertising spending by our advertisers due to general economic conditions could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from advertising, any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

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

We estimate tax liabilities, the final determination of which is subject to review by domestic and international taxation authorities.

We are subject to income taxes and other taxes in both the United States and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

We rely on the value of our brands, and a failure to maintain or enhance the Yahoo! brands in a cost-effective manner could harm our operating results.

We believe that maintaining and enhancing our brands, including those that contain the Yahoo! name as well as those that do not, is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we anticipate spending increasing amounts of money on, and devoting greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, these efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, operating results and financial condition could be harmed.

If we are unable to license or acquire compelling content at reasonable costs or if we do not develop or commission compelling content of our own, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content on our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third parties. We have been providing increasing amounts of audio and video content to our users, and we believe that users will increasingly demand high-quality audio and video content, such as music, film, speeches, news footage, concerts and other special events. Such content may require us to make substantial payments to third parties from whom we license or acquire such content. For example, our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, music publishers, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices. Also, to the extent that Yahoo! develops content of its own, Yahoo!’s current and potential third-party content providers may view our services as competitive with their own, and this may adversely affect their willingness to contract with us. We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content to us or offer it on terms agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other webcasters and other media such as radio or television may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

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

We are subject to United States and foreign government regulation of Internet, mobile, and Voice over Internet Protocol services which could subject us to claims and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet, mobile, and Voice over Internet Protocol services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, content regulation, quality of services, telecommunications, mobile and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Internationally, we may also be subject to domestic laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

A large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concern data privacy and retention issues related to our business. It is not possible to predict whether or when such legislation may be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of user data protection laws are in a state of flux. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Acquisitions and strategic investments could result in adverse impacts on our operations and in unanticipated liabilities.

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past and expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

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

Our failure to manage growth, diversification and changes to our business could harm us.

We are continuing to grow, diversify and evolve our business both in the United States and internationally. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in the recent years, more than one-half of our employees are now based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

As we grow and diversify our business, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems for our fee-based services, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business, to acquisitions of new businesses with different systems and to increased regulation over controls and procedures. To effectively manage our technical support infrastructure, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls. In particular, as our fee-based services for which we bill users grow, any failure of our billing systems to accommodate the increasing number of transactions and accurately bill users could adversely affect our business and ability to collect revenue. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

To better and more efficiently manage our business, we recently announced, and are currently implementing, a reorganization of our structure and management to align our operations with our key customer groups — audiences and advertisers. Implementing the reorganization requires significant time and resource commitments from our senior management. In the event that we are unable to effectively implement the reorganization, we are unable to recruit or retain key employees as a result of the reorganization or the reorganization does not yield the anticipated benefits, our business may be adversely affected.

We have dedicated considerable resources to provide a variety of premium services, which may not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, music and sports. The development cycles for these technologies are long and generally require significant investment by us. We have and will continue to invest in new products and services. Some of these new products and services may not be profitable or may not meet anticipated user adoption rates. We have previously discontinued certain non-profitable premium services and may discontinue others. We must however continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

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

We are substantially dependent on the continued services of our senior management, including our two founders, our chief executive officer, chief financial officer, chief technical officer, and our executive and senior vice presidents. These individuals have acquired specialized knowledge and skills with respect to Yahoo! and its operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel. The competition for such executives and for other highly skilled personnel can be intense, particularly in the San Francisco Bay Area, where our corporate headquarters, and the headquarters of several of our vertical and horizontal competitors, are located. If we do not succeed in recruiting, retaining and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

More individuals are utilizing non-PC devices to access the Internet, and versions of our service developed or optimized for these devices may not gain widespread adoption by users, manufacturers or distributors of such devices.

The number of individuals who access the Internet through devices other than a personal computer, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on desktop and laptop computers. The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our services through such devices difficult, and the versions of our service developed for these devices may not be compelling to users, manufacturers or distributors of alternative devices. As we have limited experience to date in operating versions of our service developed or optimized for users of alternative devices, and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in doing so, and we may need to devote significant resources to the creation, support and maintenance of such versions. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors and users to our online services, we may fail to capture a sufficient share of an increasingly important portion of the market for online services and may fail to attract both advertisers and premium service subscribers.

We plan to expand operations in international markets in which we may have limited experience or rely on business partners.

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

Widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex. In the future, we may make changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause users, advertisers, and affiliates to experience delays or interruptions in our service. These changes, delays or interruptions in our service may cause users, advertisers and affiliates to become dissatisfied with our service and move to competing providers of online services. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

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

We rely on third party providers of rich media products to provide the technologies required to deliver rich media content to our users, and any change in the licensing terms, costs, availability or user acceptance of these products could adversely affect our business.

We rely on leading providers of streaming media products to license the software necessary to deliver rich media content to our users. There can be no assurance that these providers will continue to license these products to us on reasonable terms, or at all. Our users are currently able to electronically download copies of the software to play rich media free of charge, but providers of rich media products may begin charging users for copies of their player software or otherwise change their business model in a manner that slows the widespread acceptance of these products. In order for our rich media services to be successful, there must be a large base of users of these rich media products. We have limited or no control over the availability or acceptance of rich media software, and to the extent that any of these circumstances occur, our business may be adversely affected.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2006, the closing sale prices of our common stock on the Nasdaq ranged from $22.99 to $43.42 per share and the closing sale price on February 15, 2007 was $31.25 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba; and news reports relating to trends in our markets or general economic conditions.

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

Our headquarters is located in Sunnyvale, California and consists of owned and leased space aggregating approximately 1.7 million square feet. In 2006, we purchased additional land in Santa Clara, California. Office space is also leased in Amsterdam, Bangalore, Buenos Aires, Calgary, Copenhagen, Dublin, Dusseldorf, Echirolles, Hamburg, Hong Kong, London, Oslo, Madrid, Melbourne, Mexico City, Milan, Montreal, Mumbai, Munich, New Delhi, Osaka, Paris, São Paulo, Seoul, Singapore, Stockholm, Sydney, Taipei, Tokyo, Toronto and Trondheim. We also lease offices in various locations in the United States, including Atlanta, Berkeley, Boston, Chicago, Columbus, Dallas, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Orlando, Reston, the San Diego Area, the San Francisco Bay Area, the Seattle Area, and Washington, D.C. Our data centers are operated in locations in the United States, Europe and Asia.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York. The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH, which closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Because LAUNCH settled the LAUNCH litigation as to all other plaintiffs, BMG Music d/b/a/The RCA Records Label is the sole remaining plaintiff in this proceeding. On November 4, 2005, the Court issued an order denying the plaintiff’s summary judgment motions as to interactivity and willful infringement. A trial date has been set for April 16, 2007. We do not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation at this time. The range of possible resolutions of such LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Overture accepted a proposal for the settlement and release of claims against the issuer defendants, including Overture. The settlement was presented to the Court in June 2004. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement proposal. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval of the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Overture is not one of the test cases and it is unclear what impact this will have on the class in Overture’s case. If the settlement does not occur, and litigation against Overture continues, we intend to defend the case vigorously.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the Nasdaq Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated and reflects all stock splits effected:

	2005		2006
	High	Low	High	Low

First quarter	$38.90	$30.30	$43.66	$29.75
Second quarter	$38.95	$32.29	$34.09	$28.60
Third quarter	$38.02	$31.60	$33.74	$24.60
Fourth quarter	$43.45	$32.77	$28.56	$22.65

Stockholders

We had 11,152 stockholders of record as of February 15, 2007.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the near future.

Recent Sales of Unregistered Securities

In October 2006 we acquired the outstanding stock of Kenet Works AB. On December 11, 2006, we issued an aggregate of 119,931 shares of our common stock to several shareholders of Kenet Works AB in satisfaction of a portion of the purchase price. The December 11, 2006 issuance of our shares was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Regulation D or the safe harbors provided by Regulation S. The shareholders who received shares of our common stock made representations to us as to their accredited investor status or non-U.S. person status and as to their investment intent and financial sophistication. The shares are subject to certain restrictions on transfer, including a restriction on transfer absent compliance with Regulation D, the safe harbors provided by Regulation S or other available exemption from or registration under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended December 31, 2006 was as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total Number	Average	as Part of a	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Programs
Period	Purchased(1)	per Share	Program	(in 000s)(1)(2)

October 1 — October 31, 2006	8,461,728	$29.54	8,461,728	$3,000,000
November 1 — November 30, 2006	—	—	—	$3,000,000
December 1 — December 31, 2006	—	—	—	$3,000,000

Total	8,461,728	$29.54	8,461,728

(1)	The shares repurchased in the three months ended December 31, 2006 were under our stock repurchase program that was announced in March 2005 with an authorized level of $3.0 billion. This program was to expire by its terms in March 2010.

(2)	In October 2006, our Board of Directors authorized a new stock repurchase program for us to repurchase up to $3.0 billion of our outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and maybe made under a Rule 10b5-1 plan.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Yahoo! under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2006, the cumulative total stockholder return for the Company’s common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Market Index”), the Goldman Sachs Internet Trading Index (the “GIN”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006. The graph assumes that $100 was invested on December 31, 2001 in the common stock of the Company, the Nasdaq Market Index, the GIN and the S&P 500 Stock Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Yahoo! Inc.	$100.00	$92.16	$253.83	$424.80	$441.71	$287.94
NASDAQ Market Index	$100.00	$68.47	$102.72	$111.54	$113.07	$123.84
GIN	$100.00	$71.17	$137.86	$169.91	$195.52	$190.34
S&P 500 Index	$100.00	$76.63	$96.85	$105.56	$108.73	$123.54

Item 6.	Selected Financial Data

Consolidated Statements of Income Data:

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)

Revenues	$953,067	$1,625,097	$3,574,517	$5,257,668	$6,425,679
Income from operations	$88,188	$295,666	$688,581	$1,107,725	$940,966
Net income before cumulative effect of accounting change(*)	$106,935	$237,879	$839,553	$1,896,230	$751,391
Cumulative effect of accounting change	(64,120)	—	—	—	—

Net income(*)	$42,815	$237,879	$839,553	$1,896,230	$751,391

Net income per share before cumulative effect of accounting change — basic(*)	$0.09	$0.19	$0.62	$1.35	$0.54
Cumulative effect of accounting change per share — basic	(0.05)	—	—	—	—

Net income per share — basic(*)	$0.04	$0.19	$0.62	$1.35	$0.54

Net income per share before cumulative effect of accounting change — diluted(*)	$0.09	$0.18	$0.58	$1.28	$0.52
Cumulative effect of accounting change per share — diluted	(0.05)	—	—	—	—

Net income per share — diluted(*)	$0.04	$0.18	$0.58	$1.28	$0.52

Shares used in per share calculation — basic	1,187,677	1,233,480	1,353,439	1,400,421	1,388,741

Shares used in per share calculation — diluted	1,220,120	1,310,796	1,452,499	1,485,591	1,457,686

Consolidated Balance Sheets Data:

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Cash and cash equivalents	$234,073	$415,892	$823,723	$1,429,693	$1,569,871
Marketable debt securities	$1,299,965	$2,150,323	$2,918,539	$2,570,155	$1,967,414
Working capital	$558,190	$1,013,913	$2,909,768	$2,245,481	$2,276,148
Total assets	$2,790,181	$5,931,654	$9,178,201	$10,831,834	$11,513,608
Long-term liabilities	$84,540	$822,890	$851,782	$1,061,367	$870,948
Total stockholders’ equity	$2,262,270	$4,363,490	$7,101,446	$8,566,415	$9,160,610

(*)	Our net income for 2002 included the cumulative effect of changing our method of accounting for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our net income for 2004 included gains related to sales of an investment of $314 million, net of tax, or $0.23 per basic share or $0.22 per diluted share. Our net income for 2005 included gains related to sales of an investment of $580 million, net of tax; a gain related to the divestiture of Yahoo! China in connection with the Alibaba transaction of $205 million, net of tax; and a tax benefit of $248 million related to a subsidiary restructuring transaction. In aggregate, these items had an impact of $1,033 million on net income, or $0.74 per basic share or $0.70 per diluted share. For the year ended December 31, 2006, as a result of adopting Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), our income from operations was lower by $324 million and our net income was lower by $222 million, than if we had continued to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted net income per share for the year ended December 31, 2006 was $0.16 and $0.15 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about effective tax rate;

•	expectations about our announced reorganization;

•	anticipated capital expenditures;

•	evaluation of possible acquisitions of, or investments in, businesses, products and technologies; and

•	expectations about positive cash flow generation and existing cash and investments being sufficient to meet normal operating requirements.

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

Overview

We are a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Our mission is to connect people to their passions, their communities and the world’s knowledge. We seek to provide Internet services that are essential and relevant to our global audience of users and advertisers. To our global audience of users, we provide our owned and operated online properties and services (the “Yahoo! Properties”). To our advertisers, we provide a range of tools and marketing solutions designed to enable them to reach our community of users through the Yahoo! Properties and our distribution network of third-party entities (referred to as “affiliates”) who have integrated our search and/or display advertising offerings into their websites.

We offer a broad range of innovative and high quality Internet products and services that are designed to provide our users with the power to connect, communicate, create, access, and share information online. We seek to provide efficient and effective marketing services for advertisers to reach our global audience of users. Our focus is on engaging more deeply with users and increasing the user base on the Yahoo! Properties, thereby enhancing value for our advertisers. We believe that we can increase our existing and potential user base and our users’ engagement on the Yahoo! Properties not only by offering compelling Internet services, but also by effectively integrating search, community, personalization and content to create a more powerful user experience.

Many of our services are free to users. We generate revenues by providing marketing services to advertisers across a majority of our properties and by charging our users for premium services. We classify these revenues as either marketing services or fees. Our offerings to users currently fall into five categories — Search; Marketplace; Information and Entertainment; Communications, Communities and Front Doors; and Connected Life. See Part I Business — “Offerings to Users” for additional information. The majority of our offerings are available globally in more than 20 languages. We manage and measure our business geographically. Our principal geographies are the United States and International.

Revenue Sources

Marketing Services Revenue.  The majority of our marketing services revenue is from sales of online display advertising and is generated from several offerings including: the display of rich media advertisements, display of text based links to an advertiser’s website, listing based services, and commerce based transactions.

We recognize revenue from the display of graphical advertisements (“display advertising”) on the Yahoo! Properties and on the websites of our affiliates as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. We also recognize revenue from the display of text based links to the websites of our advertisers (“search advertising”) which are placed on the Yahoo! Properties and also on the websites of our affiliates who have integrated our search offerings into their websites. We recognize revenue from these arrangements as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

Marketing services revenue also includes listings revenue and transaction revenue. Listings revenue is generated from a variety of consumer and business listings-based services, including access to the Yahoo! HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate and other services. We recognize listings revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through the Yahoo! Properties, principally from Yahoo! Travel and Yahoo! Shopping. We recognize transaction revenue when there is evidence that qualifying transactions have occurred, for example, when travel arrangements are booked through Yahoo! Travel.

Fees Revenue.  Fees revenue consists of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, premium mail, music and personals offerings, as well as services for small businesses. We recognize fees revenue when the services are performed.

2006 Performance Highlights

Revenues	Our revenues for the year ended December 31, 2006 increased 22 percent year over year to $6.4 billion, with unique users up 16 percent year over year, fee paying users up 29 percent year over year, and page views up 22 percent year over year.

Income from Operations	Operating income for the year ended December 31, 2006 declined year over year primarily due to the adoption, on a modified prospective basis, of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) on January 1, 2006, which resulted in stock-based compensation expense of $425 million for the year ended December 31, 2006, compared to $52 million during the prior year.

Stock Repurchases	We repurchased 93.1 million shares of our common stock during the year ended December 31, 2006 at an average price of $29.84 per share, compared to 11.7 million shares at an average price of $33.20 per share during the prior year.

	Years Ended December 31,		2005-2006
Operating Highlights	2005	2006	Change
	(In thousands)

Revenues	$5,257,668	$6,425,679	$1,168,011
Income from operations	$1,107,725	$940,966	$(166,759)

	Years Ended December 31,		2005-2006
Cash Flow Highlights	2005	2006	Change
		(In thousands)

Net cash provided by operating activities	$1,711,383	$1,371,576	$(339,807)
Net cash used in investing activities	$(821,930)	$(193,681)	$628,249
Net cash used in financing activities	$(250,600)	$(1,094,624)	$(844,024)

Our revenue growth for the year ended December 31, 2006, compared to the prior year, can be attributed to an increasing number and activity level of users across our offerings on the Yahoo! Properties and through our distribution network of affiliates. Marketing services revenues and fees revenues experienced 22% and 20% year over year growth, respectively.

Cash generated from our operations is a measure of the cash productivity of our business model and is an area of focus for us. Our operating activities in 2006 generated adequate cash to meet our operating needs. Cash used in investing activities in 2006 included capital expenditures of $689 million (including $112 million for a purchase of land in Santa Clara, California), as well as cash consideration for acquisitions, including the strategic investments in Right Media Inc., an online advertising exchange, and Gmarket Inc., a retail e-commerce provider in South Korea. Cash used in financing activities in 2006 reflected our net cash used for direct and structured stock repurchases of $2.0 billion, offset by cash proceeds from the issuance of common stock of $318 million as a result of the exercise of employee stock options.

Summary

We believe the search queries, page views, click-throughs and related marketing services revenues and fees revenues correlate to the number and activity level of users across our offerings on the Yahoo! Properties. In the fourth quarter of 2006, we launched a new search marketing system, referred to as Project Panama, and we have been transitioning our advertisers on to the new system gradually in the United States and will begin transitioning our advertisers in international markets in the second quarter of 2007. We believe the new search marketing system, including the new ranking model which was launched in the United States in the first quarter of 2007, will enable us to provide a more relevant search experience to users, more valuable customer leads to advertisers, and additional opportunities to our distribution partners. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services. We believe this deeper engagement of new and existing users and our new search marketing system, coupled with the growth of the Internet as an advertising medium will increase our revenues in 2007.

In the following Management’s Discussion and Analysis, we discuss the following areas of our financial results:

•	Results of Operations;

•	Business Segment Results;

•	Transactions;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies, Judgments and Estimates; and

•	Recent Accounting Pronouncements.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2004	2005	2006

Revenues	100%	100%	100%
Cost of revenues	38	40	42

Gross profit	62	60	58

Operating expenses:
Sales and marketing	22	20	20
Product development	11	11	13
General and administrative	7	6	8
Amortization of intangibles	3	2	2

Total operating expenses	43	39	43

Income from operations	19	21	15
Other income, net	14	27	2

Income before income taxes, earnings in equity interests, and minority interests	33	48	17
Provision for income taxes	(12)	(14)	(7)
Earnings in equity interests	2	2	2
Minority interests in operations of consolidated subsidiaries	0	0	0

Net income	23%	36%	12%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Years Ended December 31,						2004-2005	2005-2006
	2004	(*)	2005	(*)	2006	(*)	% Change	% Change

Marketing services	$3,127,229	87%	$4,593,972	87%	$5,627,207	88%	47%	22%
Fees	447,288	13%	663,696	13%	798,472	12%	48%	20%

Total revenues	$3,574,517	100%	$5,257,668	100%	$6,425,679	100%	47%	22%

(*)	Percent of total revenues.

Marketing Services Revenue.  Marketing services revenue for the year ended December 31, 2006 increased by approximately $1,033 million, or 22 percent, as compared to the prior year. Our marketing services revenue in 2006 was impacted by declining revenues from our relationship with Microsoft Corporation (“Microsoft”), which completed the transition of its United States search business in-house during 2006. Marketing services revenue for the year ended December 31, 2005 increased by approximately $1,467 million, or 47 percent, as compared to 2004. The year over year growth in marketing services revenue in 2006, despite the impact of Microsoft’s transition, and in 2005 can be attributed to a combination of factors that have driven increased marketing service revenue across the Yahoo! Properties both domestically and internationally. These included an increase in our user base and activity levels on the Yahoo! Properties, which resulted in a higher volume of search queries, page views and click-throughs.

On the Yahoo! Properties, our number of unique users worldwide as of December 31, 2006 was approximately 16 percent higher than the number of unique users as of December 31, 2005, which was 6 percent higher than December 31, 2004. Unique users refers to our internal estimates of the number of people who visited the Yahoo! Properties in a given month.

During the year ended December 31, 2006, we refined our method for computing changes in the volume of page views and searches and average revenue per page view and search to include only page views (which include searches) on the Yahoo! Properties and searches performed on our affiliate network sites, and to exclude the impact of content match links. Since the introduction of the content match offering in 2005, the growth in the number of content match links on our affiliate network sites has been significant but the related revenues have not been proportionate, resulting in a disproportionate impact on our volume and revenue yield measures as computed under our prior methodology.

Using this refined method, which we believe more accurately reflects trends in our volume and revenue yield measures, the combined number of page views and searches increased by approximately 21 percent in the year ended December 31, 2006, compared to the prior year. The combined number of page views and searches increased by approximately 28 percent in the year ended December 31, 2005, compared to the same period in 2004 using our refined method. The increases in the volume of page views and searches can be attributed to an increased number of users, an increased number of affiliates, and an expanded offering of properties which increased our inventory of page views. The combined average revenue per page view and search increased by approximately one percent in the year ended December 31, 2006, compared to the same period in 2005. Our combined revenue per page view and search in 2006 benefited as we expanded our offerings on the Yahoo! Properties, introduced new inventory with different yields and better monetized our inventory. The combined average revenue per page view and search increased by approximately 14 percent in the year ended December 31, 2005, compared to the same period in 2004. This increase resulted primarily from sales mix changes from period to period as we expanded our offerings on the Yahoo! Properties and introduced new inventory with differing yields.

We believe our growing number of users, advertisers and inventory, both on and off our network, over the past couple of years has been driving the increases in our marketing services revenues. We believe our expanding offerings, including our enhanced algorithmic search technology, contribute to our growing number of users. As our user base increases, we generate a higher number of page views, which we view as inventory, and process a higher number of search queries which potentially result in a higher number of impressions and paid clicks. We also believe that our growing audience of users makes the Yahoo! Properties more attractive to advertisers and increases their spending on marketing services. Further, we believe the growth in users on the Yahoo! Properties and on the Internet overall reflects the increasing acceptance, importance and dependence of users on the Internet. As a result of the increasing online audience, we believe advertisers are shifting a greater percentage of their spending from traditional media to the Internet to reach this growing audience.

Fees Revenue.  For the year ended December 31, 2006, fees revenue increased approximately $135 million, or 20 percent, as compared to the prior year. The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 16.3 million as of December 31, 2006, compared to 12.6 million as of December 31, 2005, an increase of 29 percent. The impact of this increase in our number of paying users was offset by a reduction in the average monthly revenues per paying user. For the year ended December 31, 2005, fees revenue increased approximately $216 million, or 48 percent, as compared to 2004 of which $46 million related to acquisitions. Approximately $147 million was associated with an increase in the number of paying users for our fee-based services, which were 12.6 million as of December 31, 2005 compared to 8.4 million as of December 31, 2004, an increase of 50 percent.

Our increased base of paying users was due to user growth across most of our offerings, with the largest growth generated from new Internet broadband subscribers. Our fee-based services include Internet broadband services, sports, music, games, personals, and premium mail offerings, as well as our services for small businesses. Average monthly revenue per paying user decreased to approximately $3.50 for the year ended December 31, 2006, compared to approximately $4.00 for the same periods in 2005 and 2004. The decline in average monthly revenue per paying user reflects the continued growth of paying users in our services with lower fees.

We currently expect marketing services revenue to increase in absolute dollars for 2007 compared to 2006 as we seek to increase users and traffic on our Yahoo! Properties by providing a more relevant search experience to users, providing more relevant and valuable customer leads to advertisers from our new search marketing system, by continuously improving our technologies to expand our offerings, and by further benefiting from expected growth in the online advertising market. We also currently expect fees revenue to increase in absolute dollars for 2007 compared to 2006 as we expect to increase our number of paying users in 2007.

Costs and Expenses:  Operating costs and expenses were as follows (dollars in thousands):

	Years Ended December 31,						2004-2005	2005-2006
	2004	(1)	2005	(1)	2006(2)	(1)	% Change	% Change(2)

Cost of revenues(3)	$1,342,338	38%	$2,096,201	40%	$2,675,723	42%	56%	28%
Sales and marketing	$787,649	22%	$1,033,947	20%	$1,322,259	20%	31%	28%
Product development	$380,770	11%	$569,527	11%	$833,147	13%	50%	46%
General and administrative	$273,262	7%	$341,073	6%	$528,798	8%	25%	55%
Amortization of intangibles(3)	$101,917	3%	$109,195	2%	$124,786	2%	7%	14%

(1)	Percent of total revenues.

(2)	Effective January 1, 2006, we adopted SFAS 123R and recorded stock-based compensation expense under the fair value method. Prior to January 1, 2006, we accounted for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and used the intrinsic value method. In the year ended December 31, 2006, we recorded $425 million of stock-based compensation expense compared to $52 million and $32 million for the years ended December 31, 2005 and 2004, respectively. Stock-based compensation expense is included in the same income statement category as the cash compensation paid to the recipient of the stock-based award.

(3)	For the years ended December 31, 2006, 2005 and 2004 cost of revenues included amortization expense of $113 million, $64 million, and $44 million, respectively, relating to acquired intellectual property rights and developed technology.

Stock-based compensation expense was allocated as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006

Cost of revenues	$—	$—	$6,621
Sales and marketing	9,620	8,698	155,084
Product development	12,010	22,390	144,807
General and administrative	10,660	21,383	118,418

Total stock-based compensation expense	$32,290	$52,471	$424,930

See Note 1 — “The Company and Summary of Significant Accounting Policies” and Note 12 — “Employee Benefits” in the consolidated financial statements, as well as our Critical Accounting Policies, Judgments and Estimates, for additional information about stock-based compensation.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs and other expenses associated with the production and usage of the Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Traffic Acquisition Costs (“TAC”).  TAC consists of payments made to affiliates who have integrated our search and/or display advertising offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties. We enter into agreements of varying duration that involve TAC. There are generally three economic structures of the affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliate; variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks; or a combination of the two. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Other Cost of Revenues.  Other cost of revenues consists of fees paid to third parties for content, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of acquired intellectual property rights and developed technology, and compensation related expenses.

Cost of revenues were as follows (dollars in thousands):

	Years Ended December 31,						2004-2005	2005-2006
	2004	(*)	2005	(*)	2006	(*)	% Change	% Change

TAC	$974,814	27%	$1,561,737	30%	$1,865,924	29%	60%	19%
Other cost of revenues	367,524	11%	534,464	10%	809,799	13%	45%	52%

Cost of revenues	$1,342,338	38%	$2,096,201	40%	$2,675,723	42%	56%	28%

(*)	Percent of total revenues.

Cost of revenues for the year ended December 31, 2006 increased approximately $580 million, or 28 percent, compared to the prior year. The increase included $304 million of additional TAC, as well as increases of $75 million in server equipment depreciation and maintenance costs, $55 million in content costs, and $49 million in amortization of developed technology and intellectual property rights acquired. Internet connection charges and data center costs also increased by $36 million in 2006, compared to 2005.

The year over year increase in TAC of 19 percent in 2006 was primarily driven by our 22 percent growth in marketing services revenue, higher average TAC rates and a product mix change toward revenue streams that have associated TAC. The year over year increase in TAC in 2006 was also impacted by reduced TAC related to our relationship with Microsoft, which completed the transition of its United States Search business in-house during the year. The increase in depreciation expense and data center costs primarily resulted from our increased investment in information technology assets. The increase in content costs was primarily from our expanded offerings some of which required content for new and enhanced services on Yahoo! Properties including video, music, sports, and games. The increase in the amortization of developed technology and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology. Increased Internet connection charges and data center costs supported our growing audience of users, traffic, and new offerings on Yahoo! Properties.

Cost of revenues for the year ended December 31, 2005 increased approximately $754 million, or 56 percent, as compared to 2004. The increase included $587 million of additional TAC, as well as increases of $64 million in content costs, $39 million in depreciation expense, $27 million in Internet connection charges and data center costs, and $20 million in amortization of developed technology and intellectual property rights acquired.

Cost of revenues in 2006, 2005, and 2004 were 42 percent, 40 percent, and 38 percent of revenues, respectively. The year over year increases reflected the additional TAC described above as well as additional expenses associated with our continued acquisition of new technology and server equipment to support our expanded offerings and increased traffic on the Yahoo! Properties.

We currently believe that cost of revenues will continue to increase in absolute dollars in 2007 compared to 2006. TAC is expected to increase as our marketing services revenue increases and as TAC rates increase in the competitive search market. Additionally, we expect to continue to increase our global audience of users and offerings, which drive network usage and in turn higher Internet connection charges and data center costs. Further, we expect higher costs related to the introduction of additional content for new and enhanced services.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions and travel costs.

Sales and marketing expenses for the year ended December 31, 2006, increased approximately $288 million, or 28 percent, as compared to the prior year. The year over year increase was largely due to increases in compensation expenses. Compensation expense increased approximately $252 million, including an additional $146 million of stock-based compensation expense, compared to the prior year. The increase in stock-based compensation expense was due to our adoption of SFAS 123R. In addition to stock-based compensation expense, the growth in compensation expense was also attributable to an increase in our sales and marketing headcount as we expanded our presence in certain territories to support our growing advertiser base. Year over year spending on marketing increased by $25 million for the year ended December 31, 2006, reflecting our continued investment in our product branding and development of our distribution channels.

Sales and marketing expenses for the year ended December 31, 2005, increased approximately $246 million, or 31 percent, as compared to the prior year. Approximately $141 million of the increase was related to compensation expense as we increased our sales and marketing headcount to expand our presence in certain territories. Additionally, year over year spending on marketing and distribution increased by $56 million, as we continued to invest in product branding and further develop our distribution channels.

Sales and marketing expenses as a percentage of revenue in 2006 was 20 percent (including 2 percent related to stock-based compensation expense), compared to 20 percent and 22 percent in 2005 and 2004, respectively.

We currently believe that sales and marketing expenses will increase in absolute dollars in 2007 compared to 2006, as we continue to grow and expand our reach to advertisers and users.

Product Development.  Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for the development of, enhancements to and maintenance of the Yahoo! Properties, classification and organization of listings within Yahoo! Properties, research and development, and Yahoo!’s technology platforms and infrastructure. Depreciation expense and other operating costs are also included in product development.

Product development expenses for the year ended December 31, 2006 increased $264 million, or 46 percent, as compared to the prior year. Product development compensation expense increased by approximately $248 million compared to the prior year, of which $122 million was additional stock-based compensation expense due to our adoption of SFAS 123R. In addition to stock-based compensation expense, the increased compensation expenses also reflect our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on the Yahoo! Properties.

Product development expenses for the year ended December 31, 2005 increased approximately $189 million, or 50 percent, as compared to the year ended December 31, 2004. Approximately $131 million related to increased compensation expense as we continued to hire engineers to further develop and create new offerings and services on the Yahoo! Properties. Additionally, approximately $22 million of the increase related to higher depreciation expense arising from our additional investments in property and equipment to support further product development, and $23 million related to the increase in supplies and equipment related expenses required to support our growing headcount.

Product development expenses as a percentage of revenue in 2006 was 13 percent (including 2 percent related to stock-based compensation expense), compared to 11 percent in both 2005 and 2004.

We currently believe that product development expenses will increase in absolute dollars in 2007 compared to 2006, as we believe that continued investments in product development are required to remain competitive.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) and fees for professional services.

General and administrative expense for the year ended December 31, 2006 increased $188 million, or 55 percent, as compared to the prior year. The increase was primarily due to an additional $97 million of stock-based compensation expense as a result of the adoption of SFAS 123R. Additionally, fees for professional services increased $32 million and facilities expense increased $25 million for the year ended December 31, 2006, compared to the prior year.

General and administrative expenses for the year ended December 31, 2005 increased approximately $68 million, or 25 percent, as compared to the year ended December 31, 2004. The increase was primarily due to a $48 million increase in professional services and compensation related expenses, which related to the expansion of our team to support growing compliance and infrastructure needs.

General and administrative expense as a percentage of revenue was 8 percent (including 2 percent related to stock-based compensation expense) in 2006, compared to 6 percent in 2005 and 7 percent in 2004.

We currently believe that general and administrative expenses in absolute dollars will increase in 2007 compared to 2006, as we continue to invest in our infrastructure to support our continued business expansion.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets or businesses, which may include the purchase of intangible assets. Amortization of acquired intellectual property rights and developed technology is included in the cost of revenues and not in amortization of intangibles. Amortization of intangibles was approximately $125 million, or 2 percent of revenues for the year ended December 31, 2006, compared to $109 million or 2 percent of revenues for 2005 and $102 million or 3 percent of revenues for 2004. The year over year increases in amortization of intangibles reflected our continued acquisition activity resulting in increased amortizable intangible assets, which were partially offset by declining amortization expenses due to intangible assets that became fully amortized during the year. As of December 31, 2006, we had net intangible assets of $406 million on our consolidated balance sheets.

Other Income, Net.  Other income, net was as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006

Interest and investment income	$60,830	$125,122	$143,310
Investment gains (losses), net	415,125	967,327	(3,527)
Gain on divestiture of Yahoo! China	—	337,965	15,158
Other	20,488	5,443	2,093

Total other income, net	$496,443	$1,435,857	$157,034

Other income, net decreased in the year ended December 31, 2006, compared to 2005 primarily due to investment gains of $987 million from sales of non-strategic marketable equity securities recorded in 2005 offset by an impairment loss of $28 million on an available-for-sale investment in 2005, with no transactions of comparable size in 2006. Additionally, our recorded non-cash gain arising from the reduction in our ownership in Alibaba from approximately 46 percent to 44 percent, which was treated as an incremental sale of additional equity interests in Yahoo! China, was $15 million in 2006, compared to a non-cash gain of $338 million recorded from the divesture of Yahoo! China in connection with the Alibaba transaction in the prior year.

In the year ended December 31, 2006 there was an increase in interest and investment income over the prior period as higher average interest rates more than offset the lower average invested balances. The average interest rate was approximately 3.9 percent in 2006, compared to 2.9 percent in 2005 and 2.1 percent in 2004. Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The provision for income taxes for the year ended December 31, 2006 differs from the amount computed by applying the federal statutory income tax rate due to state taxes and foreign income taxed at different rates and non-deductible stock-based compensation expense. The provisions for income taxes for the years ended December 31, 2005 and 2004 differ from the amounts computed by applying the federal statutory income tax rate due to state taxes and foreign losses for which no tax benefit was provided. Additionally, in 2005, the provision for income taxes reflects a tax benefit related to a subsidiary restructuring transaction. In 2004, the provision for income taxes reflects utilization of previously unbenefited capital losses.

The following table summarizes the differences between our provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes (dollars in thousands):

	Years Ended December 31,(1)
	2004	(2)	2005	(2)	2006	(2)

Income tax at the United States federal statutory rate of 35 percent	$414,758	35%	$890,254	35%	$384,300	35%
State income taxes, net of federal benefit	49,920	4%	113,685	4%	43,297	4%
Change in valuation allowance	(40,612)	(3)%	16,342	1%	15,206	1%
Non-deductible stock-based compensation	1,687	0%	1,400	0%	18,652	2%
Capital (loss)/gain on subsidiary restructuring transaction	—	—	(248,284)	(10)%	10,616	1%
Other	12,213	1%	(5,581)	0%	(14,060)	(1)%

Provision for income taxes	$437,966	37%	$767,816	30%	$458,011	42%

(1)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

(2)	Percent of income before income taxes, earnings in equity interests and minority interests.

Our effective tax rate for the year ended December 31, 2006 was 42 percent, compared to 30 percent in the prior year. The higher effective tax rate in 2006 was mainly attributable to the impact of a global reorganization intended to streamline our operational structure and the non-deductible portion of stock-based compensation expense resulting from the adoption of SFAS 123R. These impacts were offset by a reduction in deferred tax liabilities totaling $17 million that we recorded to correct amounts accrued in years prior to 2004. Our effective tax rate for the year ended December 31, 2005 was 30 percent compared to 37 percent in 2004. The decreased rate was mainly attributable to the tax benefit related to a subsidiary restructuring transaction. In 2005, as part of our ongoing efforts to streamline our operational structure, we completed a taxable liquidation of a subsidiary we acquired several years ago. This transaction gave rise to a capital loss for tax purposes, which offset a substantial portion of the gains from sales of equity investments during the year. The resulting tax benefit recorded in 2005 was approximately $248 million.

Based on current estimates, we expect our effective tax rate will increase in 2007 compared to 2006.

Earnings in Equity Interests.  Earnings in equity interests was approximately $112 million for the year ended December 31, 2006, which consisted of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba. During the first quarter of 2006, we started recording, one quarter in arrears, our share of the results of Alibaba and the related amortization expense of the acquired intangible assets. Earnings in equity interests for the years ended December 31, 2005 and 2004 were $128 million and $95 million, respectively, as a result of our investment in Yahoo! Japan. See Note 4 — “Investments in Equity Interests” in the consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our financial statements. Minority interests in operations of consolidated subsidiaries was approximately $1 million in 2006, compared to $8 million in 2005 and $2 million in 2004. Minority interests recorded in 2006 were related to our strategic partnership with Seven Network Limited (“Yahoo! 7”). Minority interests recorded in 2005 and 2004 were related to our joint ventures in France, Germany and the United Kingdom (collectively “Yahoo! Europe”) and Yahoo! Korea. In 2005, we purchased the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea from our partner in these ventures, and accordingly, these entities became our wholly owned subsidiaries. See Note 3 — “Acquisitions” in the consolidated financial statements for additional information.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the United States and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization and stock-based compensation expense, includes income from operations before depreciation, amortization and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure for evaluating the operational performance of our segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summarized information by segment was as follows (dollars in thousands):

	Years Ended December 31,						2004-2005	2005-2006
	2004	(*)	2005	(*)	2006	(*)	% Change	% Change

Revenues by segment:
United States	$2,653,437	74%	$3,667,509	70%	$4,365,922	68%	38%	19%
International	921,080	26%	1,590,159	30%	2,059,757	32%	73%	30%

Total revenues	$3,574,517	100%	$5,257,668	100%	$6,425,679	100%	47%	22%

(*)	Percent of total revenues.

	Years Ended December 31,			2004-2005	2005-2006
	2004	2005	2006	% Change	% Change

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$891,103	$1,219,539	$1,451,656	37%	19%
International	140,809	337,799	454,261	140%	34%

Total segment operating income before depreciation, amortization and stock-based compensation expense:	1,031,912	1,557,338	1,905,917	51%	22%
Depreciation and amortization	(311,041)	(397,142)	(540,021)	28%	36%
Stock-based compensation expense	(32,290)	(52,471)	(424,930)	62%	N/A %

Income from operations	$688,581	$1,107,725	$940,966	61%	(15)%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in 2006, 2005, or 2004.

United States.  United States revenues for the year ended December 31, 2006 increased approximately $698 million, or 19 percent, as compared to the prior year. United States revenues for the year ended December 31, 2005 increased approximately $1,014 million, or 38 percent, as compared to 2004. The year over year increases in 2006 and 2005 were a result of growth in advertising across the Yahoo! Properties, as well as growth from our fee-based services. Approximately 82 percent of the 2006 increase, or $570 million, came from marketing services revenue. Approximately 82 percent of the 2005 increase, or $827 million, came from marketing services revenue. The advertising growth can be attributed to our expanding audience of users and increased inventory of our page views which has attracted more advertisers and led to increases in our marketing services revenue. The growth in our fee-based services is due to the increase in our paying users for both existing and new offerings.

International.  International revenues for the year ended December 31, 2006 increased approximately $470 million, or 30 percent, as compared to the prior year. International revenues for the year ended December 31, 2005 increased approximately $669 million, or 73 percent, as compared to 2004. More than 95 percent of the international revenue increases in 2006 and 2005 came from marketing services revenue. The year over year growth in international marketing services revenue can be attributed to our increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace and our affiliate network.

International revenues accounted for approximately 32 percent of total revenues during 2006 as compared to 30 percent during 2005 and 26 percent during 2004. The strong performance of our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, and Australian Dollars. The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period. To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will increase for our International segment if the United States dollar weakens against foreign currencies. The application of our 2005 average foreign currency exchange rates to our international revenues and segment operating income before depreciation, amortization and stock-based compensation expense in 2006 would have had an immaterial impact on our reported results. Using the average foreign currency exchange rates in the year ended December 31, 2004, our international revenues for 2005 would have been lower than we reported by approximately $42 million and our international segment operating income before depreciation, amortization and stock-based compensation expense would have been lower than we reported by $8 million.

Transactions

Significant acquisitions and strategic investments completed in the last three years include the following:

•	January 2004 — 3721, a Hong Kong-based software development company focused on keyword search technology for a total purchase price of $95 million. In October 2005, we subsequently divested 3721 as part of Yahoo! China which was partial consideration for our investment in Alibaba;

•	April 2004 — Kelkoo, a European online comparison shopping service for a total purchase price of $571 million;

•	October 2004 — Musicmatch, a provider of personalized music software and services for a total purchase price of $158 million;

•	February 2005 — Verdisoft, a software development company for a purchase price of $58 million and issuance of restricted stock valued at $35 million;

•	October 2005 — Strategic investment of approximately 46 percent (40 percent on a fully diluted basis) in the outstanding common stock of Alibaba, an e-commerce company based in China in exchange for $1.0 billion in cash and the contribution of Yahoo! China;

•	November 2005 — Purchase of the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea for a total purchase price of $501 million;

•	January 2006 — Strategic partnership with Seven Network Limited, an Australian media company, to form Yahoo! 7 to which we contributed our Australian Internet business Yahoo! Australia and New Zealand (“Yahoo! Australia”), and Seven contributed its online assets, television and magazine content and cash of $7 million;

•	June 2006 — Investment of approximately 10 percent interest in Gmarket Inc., a retail e-commerce provider in South Korea, for a total purchase price of $61 million; and

•	October 2006 — Investment of approximately 20 percent interest in Right Media Inc., an online advertising exchange.

See Note 3 — “Acquisitions” and Note 4 — “Investments in Equity Interests” in the consolidated financial statements for additional information relating to these and other acquisitions.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2006 (dollars in thousands):

	2004	2005	2006

Cash and cash equivalents	$823,723	$1,429,693	$1,569,871
Marketable debt securities	2,918,539	2,570,155	1,967,414

Total cash, cash equivalents, and marketable debt securities	$3,742,262	$3,999,848	$3,537,285

Percentage of total assets	41%	37%	31%

	2004	2005	2006

Net cash provided by operating activities	$1,089,821	$1,711,383	$1,371,576
Net cash used in investing activities	$(1,292,849)	$(821,930)	$(193,681)
Net cash provided by (used in) financing activities	$580,967	$(250,600)	$(1,094,624)

Our operating activities for each year in the three years ended December 31, 2006 have generated adequate cash to meet our operating needs. As of December 31, 2006, we had cash, cash equivalents and marketable debt securities totaling $3.5 billion, compared to $4.0 billion as of December 31, 2005. During the year ended December 31, 2006, we invested $2.0 billion in direct and structured stock repurchases, $689 million in net capital expenditures, including $112 million for purchase of land in Santa Clara, California, and a net $142 million in acquisitions. The cash used for these investments was offset by $1.4 billion cash generated from operating activities, $318 million from the issuance of common stock as a result of the exercise of employee stock options, and $597 million of excess tax benefits from stock-based awards (which was reported as a reduction of cash flows from operating activities and an increase to cash flows from financing activities).

As of December 31, 2006, approximately $0.7 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely invested outside the United States. If these funds were required for our operations in the United States, we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our United States operations.

We invest excess cash predominantly in marketable debt securities that are liquid, of high-quality investment grade, and the majority of which have effective maturities of less than two years. We also invest excess cash to support our growing infrastructure needs and expand our operations, as consideration for acquisitions and strategic investments, to repurchase shares of our stock and in other transactions. As of December 31, 2006, certain of our marketable debt securities had a fair value below cost due to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value. We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment and expect to realize the full value of all of these investments upon maturity or sale.

We expect to continue to generate positive cash flow from operations in 2007. Management believes existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next 12 months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in 2006 mainly due to the net impact of non-cash adjustments to income. In each of the three years ended December 31, 2006, 2005, and 2004, cash flows from operations were reduced by the increase in our accounts receivable balance, mainly reflecting increases in revenues. The days of sales outstanding metric increased over the three years ended December 31, 2006. Additionally, in the years ended December 31, 2006, 2005, and 2004, there were significant increases in accrued expenses and other liabilities that positively impacted cash flow from operations. These increases were mainly due to higher accrual balances for TAC payments to affiliates arising from increased revenue.

Cash used in investing activities is primarily attributable to capital expenditures, purchases and sales of marketable debt and equity securities, as well as acquisitions including our strategic investments. Our capital expenditures totaled $689 million, $409 million, and $246 million in 2006, 2005, and 2004, respectively. Our capital expenditures have been primarily used for purchases and internal development of information technology assets and real estate to support our expanding offerings, our increased number of users and our international growth. Our capital expenditures in 2006 included $112 million for purchase of land in Santa Clara, California. We invested a net of $142 million in acquisitions, including strategic investments, in 2006, compared to $1,698 million and $762 million in 2005 and 2004, respectively. Acquisitions and investments in 2006 included cash outlays for our investments in Yahoo! 7, Gmarket Inc. and Right Media Inc. Our acquisitions in 2005 included net cash consideration of approximately $1.0 billion for our investment in Alibaba, $0.5 billion for the purchase of the outstanding interests in our joint ventures in Europe and Korea and $54 million for the Verdisoft acquisition. The acquisitions of 3721, Kelkoo, and Musicmatch were the main cash outlays for acquisitions in 2004. Our cash proceeds from the net sales and maturities of marketable debt securities were $623 million in 2006, compared to cash proceeds of $318 million in 2005 and net purchases of $807 million in 2004. Additionally, we generated cash in the amounts of $1,006 million and $503 million in 2005 and 2004, respectively, from the sale of non-strategic marketable equity securities for which there was no comparable activity in 2006.

Cash provided by (used in) financing activities is driven by our financing activities relating to employee option exercises and stock repurchases. Our cash proceeds from employee option exercises were $318 million in 2006, compared to $747 million and $651 million in 2005 and 2004, respectively. The decrease in 2006 compared to 2005 was primarily a result of a reduced number of employees exercising options in 2006. The increase in 2005 was a result of the increase in our employee numbers and an increase in the weighted average exercise prices of our options when compared to 2004.

During 2006, we used $1.8 billon in the direct purchase of 61.5 million shares of our common stock at an average price of $28.98 per share. During 2005, we used $388 million in the direct repurchase of 11.7 million shares of our common stock at an average price of $33.20 per share. There were no comparable transactions in 2004.

In 2006, we entered into structured stock repurchase transactions, which settle in cash or stock depending on the market price of our common stock on the date of maturity, resulting in a total cash outlay of $0.5 billion. This $0.5 billion cash outlay was offset by cash receipts of $272 million from the settlement of a structured stock repurchase transactions entered into in 2005, for a net cash usage of $228 million for these transactions in 2006. In 2005, we entered into structured stock repurchase transactions resulting in a total cash outlay of $1.4 billion. This $1.4 billion cash outlay was offset by cash receipts of $0.8 billion from the settlement of structured stock repurchase transactions in 2005, for a net cash usage of $0.6 billion for these transactions in 2005. During 2004, we entered into structured stock repurchase transactions resulting in a total cash outlay of $150 million, which were offset by cash receipts of $80 million from the settlement of structured stock repurchase transactions, for a net cash usage of $70 million for these transactions in 2004.

Additionally, in 2006, excess tax benefits from stock-based awards of $597 million was included as a source of cash flows from financing activities.

Upon adoption of SFAS 123R on January 1, 2006, we have included as part of our cash flows from financing activities, the benefit of tax deductions related to stock-based awards in excess of the gross tax benefits expected at the grant date of the related stock-based awards. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. Net cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which are due in April 2008. These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur. Upon conversion, we have the right to deliver cash in lieu of common stock. As of December 31, 2006, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning January 1, 2007 and ending March 31, 2007. We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value. We may not redeem the Notes prior to their maturity. See Note 9 — “Long-Term Debt” in the consolidated financial statements for additional information.

Stock repurchases

In March 2005, following the completion of the $0.5 billion stock repurchase program that was authorized in 2001 and extended in 2003, our Board of Directors authorized the repurchase of up to $3.0 billion of our outstanding shares of common stock over the next five years, dependent on market conditions, share price and other factors. Under this program, during the year ended December 31, 2006, we repurchased 93.1 million shares of common stock at an average price of $29.84 per share, including 31.6 million shares received upon the maturity of structured stock repurchase transactions, and substantially completed this program in October 2006. Total cash consideration for the stock repurchases in 2006 was $2.8 billion which consisted of $1.8 billion direct stock repurchases, $0.5 billion as a result of settlements of structured stock repurchase transactions originally entered into in 2005, and $0.5 billion as a result of settlements of structured stock repurchase transactions originally entered into in 2006. See Note 11 — “Stockholders’ Equity” in the consolidated financial statements for additional information.

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

Subsequent to December 31, 2006 we repurchased approximately 14 million shares of our common stock under the current stock repurchase program at an average price of $29.97 per share, for a total amount of $408 million.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $689 million in 2006, including $112 million for a land purchase in Santa Clara, California, compared to $409 million in 2005. Our capital expenditures in 2007 are expected to be consistent with 2006 levels as we continue to invest in the expansion of the Yahoo! Properties and our offerings. This level of expenditure, together with the increase in operating lease commitments, is consistent with our increased headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2006 (in millions):

	Payments Due by Period
		Due in	Due in	Due in
	Total	2007	2008-2009	2010-2011	Thereafter

Long-term debt(1)	$750	$—	$750	$—	$—
Operating lease obligations(2)	878	97	214	168	399
Affiliate commitments(3)	17	16	1	—	—
Non-cancelable obligations(4)	144	69	51	17	7

Total contractual obligations	$1,789	$182	$1,016	$185	$406

(1)	The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. See Note 9 — “Long-Term Debt” in the consolidated financial statements for additional information related to the long-term debt.

(2)	We have entered into various non-cancelable operating lease agreements for our offices throughout the United States, and for our international subsidiaries with original lease periods up to 23 years and expiring between 2007 and 2027. See Note 13 — “Commitments and Contingencies” in the consolidated financial statements for additional information.

(3)	We are obligated to make payments under contracts to provide sponsored search and/or display advertising services to our affiliates, which represent traffic acquisition costs.

(4)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth and content arrangements.

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

In 2006, we reversed an earn-out accrual related to a prior acquisition, which resulted in a $10 million reduction to operating expenses in the consolidated statements of income.

As of December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In February 2007, we committed to invest up to $200 million through July 2008 to acquire rights to intellectual property. License payments associated with the acquired rights will be amortized over the useful life of the related intellectual property.

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

Deferred Income Tax Asset Valuation Allowance.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance decreased by $1.4 billion during the year ended December 31, 2006. The decrease included a $236 million release to additional paid-in capital and a $95 million release to goodwill. The remaining decrease in the valuation allowance of $1.1 billion relates to deferred income tax assets pertaining to net operating loss and tax credit carryforwards resulting from the exercise of employee stock options in prior years and represents tax benefits in excess of stock-based compensation expense as determined under APB 25. See Note 10 — “Income Taxes” in the consolidated financial statements for additional information.

Goodwill and Other Intangible Assets.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. See Note 5 — “Goodwill” in the consolidated financial statements for additional information. Based on our 2006 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year ended December 31, 2006 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 12 — “Employee Benefits” in the consolidated financial statements for additional information.

Recent Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 and its impact on our financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 but do not believe that the adoption of SFAS 157 will have any material impact on our financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2006 and 2005, we had investments in short-term marketable debt securities of approximately $1.0 billion and $1.1 billion, respectively. Such investments had a weighted-average yield of approximately 4.3 percent and 3.5 percent, respectively. As of December 31, 2006 and 2005, we had investments in long-term marketable debt securities of approximately $0.9 billion and $1.4 billion, respectively. Such investments had a weighted average yield of approximately 4.6 percent and 3.8 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $16 million and $26 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of December 31, 2006 and 2005.

The fair market value of the zero coupon senior convertible notes (the “Notes”) issued by Yahoo! and due in April 2008 is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations. As of December 31, 2006 and 2005, the fair value of the Notes was approximately $1.0 billion and $1.4 billion, respectively, based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for approximately 32 percent of total revenues in 2006, compared to 30 percent of total revenues in 2005. International revenues in 2006 increased $470 million, or 30 percent, compared to the prior year. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars. The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period. To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will increase for our International segment, if the United States dollar weakens against foreign currencies. The application of our 2005 average foreign currency exchange rates to our international revenues and segment operating income before depreciation, amortization and stock-based compensation expense in 2006 would have had an immaterial impact on our reported results. Using the average foreign currency exchange rates from 2004, our international revenues for 2005 would have been lower than we reported by approximately $42 million and our international segment operating income before depreciation, amortization and stock-based compensation expense would have been lower than we reported by $8 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. In the year ended December 31, 2006, we recorded net foreign currency transaction gains, realized and unrealized, of approximately $5 million, net losses of $8 million and net gains of $6 million in 2005 and 2004, respectively, which were recorded in other income, net on the consolidated statements of income.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2006 and 2005, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments. In 2006, we recorded an impairment loss of $4 million on an available-for-sale equity investment, compared to $28 million recorded in 2005. Our investments in available-for-sale equity securities were not material as of December 31, 2006 and 2005. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $11 million and $3 million as of December 31, 2006 and 2005, respectively.

Item 8.	Financial Statements and Supplementary Data

Page

Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	55
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	57
Consolidated Balance Sheets as of December 31, 2005 and 2006	58
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	59
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006	61
Notes to Consolidated Financial Statements	63
Financial Statement Schedules:
II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006	99
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2006	100

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

We have completed integrated audits of Yahoo! Inc.’s Consolidated Financial Statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 23, 2007

Yahoo! Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)

Revenues	$3,574,517	$5,257,668	$6,425,679
Cost of revenues(*)	1,342,338	2,096,201	2,675,723

Gross profit	2,232,179	3,161,467	3,749,956

Operating expenses:
Sales and marketing(*)	787,649	1,033,947	1,322,259
Product development(*)	380,770	569,527	833,147
General and administrative(*)	273,262	341,073	528,798
Amortization of intangibles	101,917	109,195	124,786

Total operating expenses	1,543,598	2,053,742	2,808,990

Income from operations	688,581	1,107,725	940,966
Other income, net	496,443	1,435,857	157,034

Income before income taxes, earnings in equity interests and minority interests	1,185,024	2,543,582	1,098,000
Provision for income taxes	(437,966)	(767,816)	(458,011)
Earnings in equity interests	94,991	128,244	112,114
Minority interests in operations of consolidated subsidiaries	(2,496)	(7,780)	(712)

Net income	$839,553	$1,896,230	$751,391

Net income per share — basic	$0.62	$1.35	$0.54

Net income per share — diluted	$0.58	$1.28	$0.52

Shares used in per share calculation — basic	1,353,439	1,400,421	1,388,741

Shares used in per share calculation — diluted	1,452,499	1,485,591	1,457,686

Stock-based compensation expense by function(*):
Cost of revenues	$—	$—	$6,621
Sales and marketing	9,620	8,698	155,084
Product development	12,010	22,390	144,807
General and administrative	10,660	21,383	118,418

Total stock-based compensation expense	$32,290	$52,471	$424,930

(*)	Cost of revenues and operating expenses for the year ended December 31, 2006 include stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”), which the Company adopted on January 1, 2006. See Note 1 — “The Company and Summary of Significant Accounting Policies” and Note 12 — “Employee Benefits” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,
	2005	2006
	(In thousands, except par values)

ASSETS
Current assets:
Cash and cash equivalents	$1,429,693	$1,569,871
Marketable debt securities	1,131,141	1,031,528
Accounts receivable, net of allowance of $41,857 and $38,196, respectively	721,723	930,964
Prepaid expenses and other current assets	166,976	217,779

Total current assets	3,449,533	3,750,142
Long-term marketable debt securities	1,439,014	935,886
Property and equipment, net	697,522	1,101,379
Goodwill	2,895,557	2,968,557
Intangible assets, net	534,615	405,822
Other long-term assets	57,192	459,988
Investments in equity interests	1,758,401	1,891,834

Total assets	$10,831,834	$11,513,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,291	$109,130
Accrued expenses and other current liabilities	827,589	1,046,882
Deferred revenue	306,172	317,982

Total current liabilities	1,204,052	1,473,994
Long-term deferred revenue	67,792	64,939
Long-term debt	749,995	749,915
Other long-term liabilities	243,580	56,094
Commitments and contingencies (Note 13)
Minority interests in consolidated subsidiaries	—	8,056
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,474,759 and 1,497,912 shares issued, respectively, and 1,430,162 and 1,360,247 shares outstanding, respectively	1,470	1,493
Additional paid-in capital	6,417,858	8,615,915
Deferred stock-based compensation	(235,394)	—
Treasury stock	(547,723)	(3,324,863)
Retained earnings	2,966,169	3,717,560
Accumulated other comprehensive (loss) income	(35,965)	150,505

Total stockholders’ equity	8,566,415	9,160,610

Total liabilities and stockholders’ equity	$10,831,834	$11,513,608

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2005	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$839,553	$1,896,230	$751,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	165,345	224,065	302,161
Amortization of intangible assets	145,696	173,077	237,860
Stock-based compensation expense	32,290	52,471	424,930
Tax benefits from stock-based awards	408,976	759,530	626,009
Deferred income taxes	—	—	(274,433)
Excess tax benefits from stock-based awards	—	—	(597,118)
Earnings in equity interests	(94,991)	(128,244)	(112,114)
Dividends received	—	10,670	12,908
Minority interests in operations of consolidated subsidiaries	2,496	7,780	712
Gains from sales of investments, assets and other, net	(394,028)	(1,278,311)	(15,125)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(162,690)	(272,387)	(185,196)
Prepaid expenses and other	(12,217)	(35,344)	(9,567)
Accounts payable	(3,570)	31,574	30,413
Accrued expenses and other liabilities	113,953	212,112	174,566
Deferred revenue	49,008	58,160	4,179

Net cash provided by operating activities	1,089,821	1,711,383	1,371,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(245,501)	(408,934)	(689,136)
Purchases of marketable debt securities	(3,449,155)	(7,023,802)	(1,328,515)
Proceeds from sales and maturities of marketable debt securities	2,642,621	7,341,974	1,951,323
Acquisitions, net of cash acquired	(761,605)	(1,698,164)	(142,272)
Proceeds from sales of marketable equity securities	502,806	1,006,142	—
Other investing activities, net	17,985	(39,146)	14,919

Net cash used in investing activities	(1,292,849)	(821,930)	(193,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	650,525	746,807	318,103
Repurchases of common stock	—	(387,735)	(1,782,140)
Structured stock repurchases, net	(69,558)	(611,421)	(227,705)
Excess tax benefits from stock-based awards	—	—	597,118
Other financing activities, net	—	1,749	—

Net cash provided by (used in) financing activities	580,967	(250,600)	(1,094,624)

Effect of exchange rate changes on cash and cash equivalents	29,892	(32,883)	56,907
Net change in cash and cash equivalents	407,831	605,970	140,178
Cash and cash equivalents at beginning of year	415,892	823,723	1,429,693

Cash and cash equivalents at end of year	$823,723	$1,429,693	$1,569,871

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows — (Continued)

Supplemental cash flow disclosures:

Income taxes paid were $22 million, $51 million and $66 million in the years ended December 31, 2004, 2005, and 2006, respectively. Interest paid was not material in any year presented.

Acquisition-related activities:

	Years Ended December 31,
	2004	2005	2006
	(in thousands)

Cash paid for acquisitions	$821,034	$1,700,898	$150,859
Cash acquired in acquisitions	(59,429)	(2,734)	(8,587)

	$761,605	$1,698,164	$142,272

Fair value of common stock and stock-based awards issued in connection with acquisitions	$4,313	$44,773	$3,256

No shares of common or restricted stock were issued during the year ended December 31, 2004 in connection with acquisitions. During the years ended December 31, 2005 and 2006, the Company issued approximately 1 million and 0.1 million shares of restricted stock, respectively, in connection with acquisitions. See Note 3 — “Acquisitions” for additional information.

During the year ended December 31, 2005, the Company contributed its China based businesses (“Yahoo! China”) as partial consideration for its investment in Alibaba.com Corporation (“Alibaba”). See Note 4 — “Investments in Equity Interests” for additional information.

During the year ended December 31, 2006, the Company contributed its Internet business, Yahoo! Australia and New Zealand (“Yahoo! Australia”), as consideration for its strategic partnership with Seven Network Limited (“Seven”). See Note 3 — “Acquisitions” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2004	2005	2006
	(In thousands)
Common stock
Balance, beginning of year	$1,354	$1,416	$1,470
Common stock issued	62	54	23

Balance, end of year	1,416	1,470	1,493

Additional paid-in capital
Balance, beginning of year	4,340,514	5,682,884	6,417,858
Common stock and stock-based awards issued and assumed	667,212	1,010,012	318,160
Stock-based compensation expense	—	—	451,467
Adoption of SFAS 123R	—	—	(235,394)
Change in deferred income tax asset valuation allowance	335,740	(423,147)	236,044
Gain in connection with business contribution	—	—	29,944
Tax benefits from stock-based awards	408,976	759,530	630,541
Structured stock repurchases, net	(69,558)	(611,421)	767,295

Balance, end of year	5,682,884	6,417,858	8,615,915

Deferred stock-based compensation
Balance, beginning of year	(52,374)	(28,541)	(235,394)
Common stock and stock-based awards issued and assumed	(8,457)	(259,324)	—
Stock-based compensation expense	32,290	52,471	—
Adoption of SFAS 123R	—	—	235,394

Balance, end of year	(28,541)	(235,394)	—

Treasury stock
Balance, beginning of year	(159,988)	(159,988)	(547,723)
Repurchases of common stock	—	(387,735)	(2,777,140)

Balance, end of year	(159,988)	(547,723)	(3,324,863)

Retained earnings
Balance, beginning of year	230,386	1,069,939	2,966,169
Net income	839,553	1,896,230	751,391

Balance, end of year	1,069,939	2,966,169	3,717,560

Accumulated other comprehensive income (loss)
Balance, beginning of year	3,598	535,736	(35,965)
Net change in unrealized gains/losses on available-for-sale securities, net of tax	471,425	(491,532)	38,018
Foreign currency translation adjustment, net of tax	60,713	(80,169)	148,452

Balance, end of year	535,736	(35,965)	150,505

Total stockholders’ equity	$7,101,446	$8,566,415	$9,160,610

Comprehensive income
Net income	$839,553	$1,896,230	$751,391
Other comprehensive income (loss):
Unrealized gains/(losses) on available-for-sale securities, net of taxes of $(315,001), $7,669 and $(29,914) for 2004, 2005, and 2006, respectively	472,532	(11,510)	32,961
Reclassification adjustment for realized (gains)/losses included in net income, net of taxes of $738, $320,015, and $(3,371) for 2004, 2005, and 2006, respectively	(1,107)	(480,022)	5,057

Net change in unrealized (gains)/losses on available-for-sale securities, net of tax	471,425	(491,532)	38,018
Foreign currency translation adjustment, net of tax	60,713	(80,169)	148,452

Other comprehensive income (loss)	532,138	(571,701)	186,470

Comprehensive income	$1,371,691	$1,324,529	$937,861

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity — (Continued)

	Number of Outstanding Shares
	(in thousands)
Common stock
Balance, beginning of year	1,321,408	1,383,584	1,430,162
Common stock and restricted stock issued	62,176	58,258	23,153
Repurchases of common stock	—	(11,680)	(93,068)

Balance, end of year	1,383,584	1,430,162	1,360,247

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1	The Company and Summary of Significant Accounting Policies

The Company.  Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo!’s mission is to connect people to their passions, their communities, and the world’s knowledge.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted for reporting and pro forma disclosure purposes. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates. In 2006, the Company identified $25 million of non-cash expenses, net of tax, (or $0.02 per diluted share) relating to 2004 and earlier years, which were corrected in 2006. See Note 10 — “Income Taxes” and Note 12 — “Employee Benefits” for additional information.

Revenue Recognition.  The Company’s revenues are derived principally from services, which comprise marketing services for businesses and offerings to users. The Company classifies these revenues as marketing services and fees.

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” (“SAB 104”) and Financial Accounting Standard Board’s Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured. In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration given to customers, for which it does not receive a separately identifiable benefit or cannot reasonably estimate fair value, as a reduction of revenue rather than as an expense.

Marketing services revenue is generated from several offerings including: the display of rich media advertisements, display of text based links to an advertiser’s website, listing based services and commerce based transactions.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company recognizes revenue from the display of graphical advertisements (“display advertising”) on the Yahoo! Properties and on the websites of affiliates as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to three years and in the majority of cases, the terms are less than one year or may be terminated at any time by the advertiser. Some of these advertising agreements may involve multiple element arrangements (arrangements with more than one deliverable).

The Company also recognizes revenue from the display of text based links to the websites of its advertisers (“search advertising”) which are placed on the Yahoo! Properties. Search advertising revenue is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

In addition to delivering search and display advertising on the Yahoo! properties, the Company also generates revenue from search and/or display advertising offerings on the websites of third party entities (which the Company refers to as “affiliates”) who have integrated the Company’s offerings into their websites. The Company pays affiliates for the revenue generated from the display of these advertisements on the affiliates’ websites. These payments are called traffic acquisition costs. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenue derived from these arrangements that involve traffic supplied by affiliates is reported gross of the payment to affiliates. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

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

Current deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition. Long-term deferred revenue includes amounts received from customers for which services will not be delivered within the next 12 months. Long-term deferred revenue also includes amounts that arose on the settlement of a litigation dispute. See Note 14 — “Litigation Settlement” for additional information.

Allowance for Doubtful Accounts.  The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Traffic Acquisition Costs.  Traffic acquisition costs consist of payments made to affiliates that have integrated Yahoo!’s search and/or display advertising offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties. The Company enters into agreements of varying duration that involve these traffic acquisition costs. There are generally three economic structures of the affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the affiliate; variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as number of searches or paid clicks; or a combination of the two. The Company expenses, as cost of revenues, traffic acquisition costs associated with affiliate arrangements under two different methods depending on the structure of the agreement. Agreements with fixed payments are expensed

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

ratably over the term the fixed payment covers. Agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Internal Use Software and Website Development Costs.  The Company capitalized certain internal use software and website development costs totaling approximately $19 million, $18 million, and $84 million during 2004, 2005, and 2006, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2004, 2005, and 2006, the amortization of capitalized costs totaled approximately $11 million, $18 million, and $14 million, respectively. Capitalized internal use software and website development costs are included in property and equipment, net.

Product Development.  Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for the development of, enhancements to and maintenance of the Yahoo! Properties, classification and organization of listings within Yahoo! Properties, research and development and Yahoo!’s technology platforms and infrastructure. Depreciation expense and other operating costs are also included in product development.

Advertising Costs.  Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $160 million, $201 million, and $222 million for 2004, 2005, and 2006, respectively.

Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of Yahoo! stock options and other stock-based awards issued by the Company and assumed in connection with business combinations. Options granted with exercise prices equal to the grant date fair value of the Company’s stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. For stock options whose exercise price was below the grant date fair value of the Company’s stock (principally options assumed in business combinations), the difference between the exercise price and the grant date fair value of the Company’s stock was expensed over the service period (generally the vesting period) using an accelerated amortization approach in accordance with the Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Other stock-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant, based on the number of shares granted and the quoted price of the Company’s common stock. Such value was recognized as an expense over the corresponding service period.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption are expensed over the remaining portion of their service period. These awards are expensed under an accelerated amortization approach using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, generally one to four years. SFAS 123R required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $235 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has elected to use the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company will only recognize a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company has elected to account for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the income statement.

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

Income Taxes.  Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities. See Note 10 — “Income Taxes” for additional information.

Comprehensive Income.  Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under generally accepted accounting principles are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on marketable securities categorized as available-for-sale, as well as the Company’s share of its equity investees foreign currency translation adjustments and unrealized gains and losses on marketable securities categorized as available-for sale.

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

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for securities is determined based on quoted market prices as of the valuation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. During the years ended December 31, 2004, 2005 and 2006, gross realized gains and losses on available-for-sale debt securities were not material.

Concentration of Risk.  Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities and accounts receivable. As of December 31, 2006, substantially all of the Company’s cash, cash equivalents and investments were managed by six financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2005 and 2006, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenues for 2004, 2005, or 2006.

Long-Lived Assets.

Property and Equipment.  Buildings are stated at cost and depreciated using the straight-line method over the estimated useful lives of 25 years. Leasehold improvements are amortized over the lesser of their expected useful life and the remaining lease term. Computers and equipment and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. The Company recognized depreciation expense on property and equipment of approximately $165 million, $224 million, and $302 million for 2004, 2005, and 2006, respectively. The Company also capitalized $14 million of stock-based compensation expense in the year ended December 31, 2006.

Goodwill.  Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss, if any.

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

Investments in Equity Interests.  Investments in entities in which the Company can exercise significant influence but does not own a majority equity interest or otherwise control, are accounted for using the equity method and included as Investments in equity interests on the consolidated balance sheets. The Company records its share of the results of these companies one quarter in arrears within earnings in equity interests on the consolidated statements of income. The Company monitors its investments for other-than-temporary impairment by considering factors including the stock price of public companies in which it has an equity investment as well as current economic and market conditions and the operating performance of the companies and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

The carrying amounts of these investments are greater than the underlying equity in net assets of these companies in certain cases due in part to goodwill, which is not subject to amortization in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). This goodwill is evaluated for impairment in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Foreign Currency.  The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

stockholders’ equity. The Company recorded foreign currency transaction gains and losses, realized and unrealized in other income, net on the consolidated statements of income, of approximately $6 million of net gains in 2004, net losses of $8 million in 2005, and net gains of $5 million in 2006.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Note 2	Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method). For 2004, 2005, and 2006, approximately 50 million, 55 million, and 108 million options to purchase common stock, respectively, were excluded from the calculation, as the exercise prices were greater than the average market price of the common stock during the respective years. See Note 9 — “Long-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2005	2006

Numerator:
Net income	$839,553	$1,896,230	$751,391

Denominator:
Weighted average common shares	1,353,942	1,403,963	1,393,424
Weighted average unvested restricted stock subject to repurchase	(503)	(3,542)	(4,683)

Denominator for basic calculation	1,353,439	1,400,421	1,388,741
Weighted average effect of dilutive securities:
Restricted stock awards	247	33	2,164
Employee stock options	62,228	48,552	30,196
Convertible notes	36,585	36,585	36,585

Denominator for diluted calculation	1,452,499	1,485,591	1,457,686

Net income per share — basic	$0.62	$1.35	$0.54

Net income per share — diluted	$0.58	$1.28	$0.52

Note 3	Acquisitions

The following table summarizes significant acquisitions (including business combinations, asset acquisitions and strategic investments) completed during the three years ended December 31, 2006 (in millions):

	Purchase		Amortizable
	Price	Goodwill	Intangibles

2004
3721	$95	$81	$12
Kelkoo	$571	$454	$107
Musicmatch	$158	$172	$21
Other acquisitions	$49	$41	$14
2005
Verdisoft	$58	$—	$93
Yahoo! Europe(*) and Yahoo! Korea	$501	$388	$87
Other acquisitions	$79	$58	$32
Alibaba (see Note 4 — “Investments in Equity Interests”)
2006
Yahoo! 7	$35	$16	$19
Gmarket Inc.	$61	$—	$—
Other acquisitions	$42	$27	$21

(*)	Yahoo! Europe refers to three separate companies, Yahoo! France, Yahoo! Germany and Yahoo! UK, collectively called “Yahoo! Europe”, previously joint ventures with SOFTBANK Corp. (“SOFTBANK”).

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Transactions completed in 2004

3721.  On January 2, 2004, the Company completed the acquisition of 3721 Network Software Company Limited (“3721”), a Hong Kong-based software development company. The acquisition combined the Company’s global audience of users and 3721’s keyword search technology to enable the Company to continue improving its global search services. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from 3721 and as a result, the Company recorded goodwill in connection with this transaction.

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

Kelkoo.  On April 5, 2004, the Company completed the acquisition of a majority interest in Kelkoo S.A. (“Kelkoo”), a leading European online comparison shopping service. In July 2004, the Company completed the acquisition of additional interests in Kelkoo, increasing the Company’s total ownership interest in Kelkoo to 100 percent. The acquisition expanded the Company’s global commerce presence and together with the Company’s existing services increased the Company’s competitive position in Europe. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Kelkoo and as a result, the Company recorded goodwill in connection with this transaction.

The total purchase price of approximately $571 million consisted of $562 million in cash consideration, $6 million in incurred liabilities and direct transaction costs of $3 million. The total cash consideration of approximately $562 million less cash acquired of $39 million resulted in a net cash outlay of $523 million.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Musicmatch.  On October 18, 2004, the Company completed the acquisition of Musicmatch, Inc. (“Musicmatch”), a leading provider of personalized music software and services. The acquisition significantly increased the Company’s presence in the digital music business and together with the Company’s existing music services, Yahoo! Music, provided one of the most comprehensive suite of music services for users, marketers, artists and record labels. These factors contributed to a purchase price in excess of the fair value of net tangible and intangible assets acquired from Musicmatch and as a result, the Company recorded goodwill in connection with this transaction.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Transactions completed in 2005

Verdisoft.  On February 11, 2005, the Company acquired Verdisoft Corporation (“Verdisoft”), a software development company. The acquisition of Verdisoft enhanced the Company’s platform for delivering content and services to mobile devices as part of the Company’s strategy to provide users with seamless access to its network. The transaction was treated as an asset acquisition for accounting purposes and therefore no goodwill was recorded. The purchase price was $58 million and consisted of $54 million in cash consideration, $3 million related to stock options exchanged and $1 million of direct transaction costs. In connection with the acquisition, the Company also issued approximately 1 million shares of restricted stock valued at $35 million that will be recognized as expense over three years as the Company’s right to repurchase these shares lapses on the third anniversary of the date of grant. For accounting purposes, $93 million was allocated to amortizable intangible assets, $37 million to liabilities, primarily deferred income tax liabilities, and $2 million to deferred stock-based compensation (of which the outstanding balance on January 1, 2006 was netted against additional paid-in capital upon the adoption of SFAS 123R). The amortizable intangible assets have useful lives not exceeding four years and a weighted average useful life of approximately 3 years.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Other Acquisitions — Business Combinations.  During the year ended December 31, 2005, the Company acquired four other companies which were accounted for as business combinations. The total purchase price for these four acquisitions was $79 million and consisted of $72 million in cash consideration, $3 million related to stock options exchanged and $3 million of direct transaction costs. The total cash consideration of $72 million less cash acquired of $3 million resulted in net cash outlay of $69 million. Of the purchase price, $58 million was allocated to goodwill, $32 million to amortizable intangible assets and $11 million to net assumed liabilities. Approximately $1 million was allocated to in-process research and development and expensed in the consolidated statements of income. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

During 2005, the Company also made a strategic investment in Alibaba.com Corporation (“Alibaba”) — see Note 4 — “Investments in Equity Interests.”

Transactions completed in 2006

Seven.  On January 29, 2006, the Company and Seven Network Limited (“Seven”), a leading Australian media company, completed a strategic partnership in which the Company contributed its Australian Internet business, Yahoo! Australia and New Zealand (“Yahoo! Australia”), and Seven contributed its online assets, television and magazine content, an option to purchase its 33 percent ownership interest in mobile solutions provider m.Net Corporation Ltd, and cash of $7 million. The Company believes this strategic partnership and the contribution of the respective businesses with their rich media and entertainment content will create a comprehensive and engaging online experience for local users and advertisers. The Company obtained a 50 percent equity ownership interest in the newly formed entity, which operates as “Yahoo! 7.” Pursuant to a shareholders agreement and a power of attorney granted by Seven to vote certain of its shares, the Company has the right to vote 50.1 percent of the outstanding voting interests in Yahoo! 7 and control over the day-to-day operations and therefore consolidates Yahoo! 7, which includes the operations of Yahoo! Australia. For accounting purposes, the Company is considered to have acquired the assets contributed by Seven in exchange for 50 percent of the ownership of Yahoo! Australia. Accordingly, the Company accounted for this transaction in accordance with SFAS No. 141 “Business Combinations.” The total estimated purchase price was $35 million including direct transaction costs of $2 million.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The allocation of the purchase price of the Company’s share of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$3,763
Other tangible assets acquired	2,400
Amortizable intangible assets:
Customer contracts, related relationships and developed technology and intellectual property rights	18,600
Goodwill	16,030

Total assets acquired	40,793
Deferred income taxes	(6,075)

Total	$34,718

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

As a result of this transaction, the Company’s ownership in Yahoo! Australia, which is now part of Yahoo! 7, decreased to 50 percent. The Company effectively recognized a non-cash gain of approximately $30 million representing the difference between the fair value of Yahoo! Australia and its carrying value adjusted for the Company’s continued ownership in Yahoo! 7. This non-cash gain was accounted for as a capital transaction and recorded as additional paid-in capital because of certain future events that could affect actual realization of the gain. The Company also recorded a minority interest of $7 million related to its reduced ownership of Yahoo! Australia and Seven’s retained interest in their contributed net assets.

Investment in Gmarket.  On June 12, 2006, the Company acquired an approximate 10 percent interest in Gmarket Inc., a retail e-commerce provider in South Korea, for $61 million, including direct transaction costs of approximately $1 million.

Other Acquisitions — Business Combinations.  During the year ended December 31, 2006, the Company acquired three other companies which were accounted for as business combinations. The total purchase price for these three acquisitions was $42 million and consisted of $41 million in cash consideration and $1 million of direct transaction costs. The total cash consideration of $41 million less cash acquired of $1 million resulted in net cash outlay of $40 million. Of the purchase price, $27 million was allocated to goodwill, $21 million to amortizable intangible assets and $6 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

In each of the three years ended December 31, 2004, 2005, and 2006, the Company also completed immaterial asset acquisitions that did not qualify as business combinations.

Pro forma results of operations have not been presented for the acquisitions completed during the years ended December 31, 2005 and 2006 as the results of the acquired companies, not already consolidated, either individually or in the aggregate were not material to the Company’s consolidated financial results before the acquisitions.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 4	Investments in Equity Interests

As of December 31, Investments in equity interests consisted of the following (dollars in thousands):

			Percent
	2005	2006	Ownership

Alibaba	$1,408,716	$1,411,651	44%
Yahoo! Japan	349,685	476,870	34%
Other	—	3,313

Total	$1,758,401	$1,891,834

Equity Investment in Alibaba.  On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba, which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China based businesses, including 3721 (“Yahoo! China”) and direct transaction costs of $8 million. Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba, with the remainder of its voting rights subject to a voting agreement with Alibaba management. Other investors in Alibaba include SOFTBANK. The investment in Alibaba is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s consolidated balance sheets. The Company records its share of the results of Alibaba and any related amortization expense, one quarter in arrears, within earnings in equity interests on the consolidated statements of income.

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

The purchase price was based on acquiring a 40 percent equity interest in Alibaba on a fully diluted basis. As of December 31, 2006, the Company’s ownership interest in Alibaba was 44 percent, an approximate 2 percent decrease from the initial investment, primarily as a result of the conversion of Alibaba’s outstanding convertible debt in April 2006. The Company’s ownership interest in Alibaba may be further diluted to 40 percent upon exercise of Alibaba’s employee stock options. The Company will recognize non-cash gains if and when such further dilution to its ownership interest in Alibaba occurs, as such reduction in interest results in an incremental sale of Yahoo! China. In allocating the excess of the carrying value of its investment in Alibaba over its proportionate share of the net assets of Alibaba, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent. As a result, the reduction in ownership interest of 2 percent upon the conversion of Alibaba’s outstanding convertible debt did not result in any impact on the consolidated statements of income other than for the non-cash gain related to such reduction being treated as an incremental sale of Yahoo! China as discussed below.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006, the difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,411,651
Proportionate share of net assets of Alibaba(*)	927,651

Excess of carrying value of investment over proportionate share of net assets	$484,000

The excess carrying value has been primarily assigned to:
Goodwill	$415,616
Amortizable intangible assets	70,597
Deferred income taxes	(2,213)

Total	$484,000

(*)	The majority of assets are comprised primarily of goodwill and intangible assets.

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately 5 years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

Following the acquisition date, Yahoo! China has not been included in the Company’s consolidated results but is included within earnings in equity interests to the extent of the Company’s continued ownership interest in Alibaba. The results of operations of Yahoo! China were not material to the consolidated results of the Company for the year ended December 31, 2004 and the period from January 1, 2005 to October 23, 2005, the date of the divestiture of Yahoo! China. In connection with the transaction, in the fourth quarter of 2005, the Company recorded a non-cash gain of $338 million in other income, net, based on the difference between the fair value of Yahoo! China and its carrying value adjusted for the Company’s continued ownership in the newly combined entity.

As a result of the conversion of Alibaba’s outstanding convertible debt described above, the Company recorded a non-cash gain during the year ended December 31, 2006 of approximately $15 million in other income, net to account for an approximate 2 percent reduction in the Company’s ownership interest in Alibaba from 46 percent to 44 percent, which was treated as an incremental sale of additional equity interests in Yahoo! China.

As of December 31, 2006, the Company had losses of $34 million, net of tax (including $24 million, net of tax, related to amortization of intangible assets) included in retained earnings relating to its investment in Alibaba.

The Company also has commercial arrangements with Alibaba to provide technical, development, and advertising services. For the year ended December 31, 2006, these transactions were not material.

Equity Investment in Yahoo! Japan.

During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed. Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan. During the years ended December 31, 2005 and 2006, the Company received cash dividends from Yahoo! Japan in the amounts of $11 million and $13 million, respectively, which were recorded as reductions in the Company’s investment in Yahoo! Japan. The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs and license fees. The net cost of these arrangements was approximately $67 million, $171 million and $246 million for the years ended December 31, 2004, 2005 and 2006, respectively. As of December 31, 2005 and 2006, the Company has a net payable balance to Yahoo! Japan of approximately $7 million and $10 million, respectively.

The investment in Yahoo! Japan is being accounted for using the equity method and the total investment is classified as part of the Investments in equity interests balance on the consolidated balance sheets. The Company records its

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests. The fair value of the Company’s approximate 34 percent ownership in Yahoo! Japan, based on the quoted stock price, was approximately $8 billion as of December 31, 2006.

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

As of December 31, 2005 and 2006, the Company had $304 million and $451 million, respectively, included in retained earnings relating to its investment in Yahoo! Japan.

The following table presents Yahoo! Japan’s financial information, as derived from the Yahoo! Japan financial statements for the 12 months ended September 30, 2004, 2005, and 2006 and as of September 30, 2005 and 2006 (in thousands):

	Twelve Months Ended September 30,
	2004	2005	2006

Operating data:(*)
Revenues	$868,281	$1,367,247	$1,671,154
Gross profit	$810,114	$1,251,599	$1,584,433
Income from operations	$470,681	$656,167	$806,718
Net income	$290,576	$382,287	$451,377

	September 30,
	2005	2006

Balance sheet data:
Current assets	$900,149	$731,757
Long-term assets	$469,077	$1,691,508
Current liabilities	$306,441	$535,232
Long-term liabilities	$19,663	$509,187

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears in earnings in equity interests.

The differences between United States and Japanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 5	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2005	$1,673,419	$877,538	$2,550,957
Acquisitions and other(*)	47,333	343,556	390,889
Foreign currency translation adjustments	—	(46,289)	(46,289)

Balance as of December 31, 2005	$1,720,752	$1,174,805	$2,895,557

Acquisitions and other(*)	(61,873)	19,766	(42,107)
Foreign currency translation adjustments	—	115,107	115,107

Balance as of December 31, 2006	$1,658,879	$1,309,678	$2,968,557

(*)	Other includes certain purchase price adjustments that affect existing goodwill. In the year ended December 31, 2005, this also includes a reduction of $59 million of goodwill related to the divestiture of Yahoo! China. See Note 4 — “Investments in Equity Interests” for additional information. In the year ended December 31, 2006, the Company recorded an adjustment of approximately $95 million to goodwill relating to a reduction of deferred income tax assets valuation allowances that were recorded at the time certain net operating loss carryforwards (“NOLs”) were acquired in previous business combinations. As of December 31, 2006, these NOLs were deemed to be more likely than not to be realized and accordingly the valuation allowances were reversed against the related goodwill that was recognized at the time of the acquisitions. See Note 10 — “Income Taxes” for additional information.

Note 6	Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization (*)	Net

Customer, affiliate and advertiser related relationships	$348,111	$(188,669)	$159,442
Developed technology and patents	371,610	(119,094)	252,516
Trademark, trade name and domain name	183,536	(60,879)	122,657

Total intangible assets, net	$903,257	$(368,642)	$534,615

	December 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization (*)	Net

Customer, affiliate and advertiser related relationships	$291,239	$(194,640)	$96,599
Developed technology and patents	433,340	(222,894)	210,446
Trademark, trade name and domain name	185,674	(86,897)	98,777

Total intangible assets, net	$910,253	$(504,431)	$405,822

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $1 million as of December 31, 2005 and $18 million as of December 31, 2006.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The intangible assets are all amortizable and have original estimated useful lives as follows:

•	Customer, affiliate and advertiser related relationships — three to seven years;

•	Developed technology and patents — two to five years; and

•	Trademark, trade name and domain name — four to seven years.

The Company recognized amortization expense on intangible assets, including amortization expense of developed technology and patents, of approximately $146 million, $173 million and $238 million for 2004, 2005, and 2006, respectively, including $44 million, $64 million, and $113 million, respectively, included in cost of revenues. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2007: $196 million; 2008: $138 million; 2009: $36 million; 2010: $21 million; 2011: $8 million and 2012: $7 million.

Note 7	Consolidated Financial Statement Details

Other income, net

Other income, net for 2004, 2005, and 2006 was as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006

Interest and investment income	$60,830	$125,122	$143,310
Investment gains (losses), net(1)	415,125	967,327	(3,527)
Gains on divestiture of Yahoo! China(2)	—	337,965	15,158
Other	20,488	5,443	2,093

Total other income, net	$496,443	$1,435,857	$157,034

(1)	See Note 14 — “Litigation Settlement” for additional information related to the investment gains in the years ended December 31, 2004 and 2005. An impairment loss of $28 million was also recorded on an available-for-sale equity investment in the year ended December 31, 2005.

(2)	See Note 4 — “Investments in Equity Interests” for additional information related to the gains on the divestiture of Yahoo! China for the years ended December 31, 2005 and 2006.

Investment gains (losses), net include realized investment gains, realized investment losses, and impairment charges related to declines in values of publicly traded securities and securities of privately held companies judged to be other than temporary.

Prepaid expenses and other current assets

As of December 31, Prepaid expenses and other current assets consisted of the following (in thousands):

	2005	2006

Prepaid expenses	$70,706	$68,807
Deferred income taxes (Note 10)	56,085	129,968
Other	40,185	19,004

Total prepaid expenses and other current assets	$166,976	$217,779

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment, net

As of December 31, Property and equipment, net consisted of the following (in thousands):

	2005	2006

Land	$51,061	$161,980
Buildings	192,266	196,312
Leasehold improvements	73,054	149,857
Computers and equipment	838,357	1,208,055
Furniture and fixtures	63,955	92,509
Assets not yet in use	48,624	146,084

	1,267,317	1,954,797
Less: accumulated depreciation and amortization	(569,795)	(853,418)

Total property and equipment, net	$697,522	$1,101,379

Other long-term assets

As of December 31, Other long-term assets consisted of the following (in thousands):

	2005	2006

Deferred income taxes (Note 10)	$21,746	$251,068
Investments in privately-held companies	2,920	45,404
Investments in publicly-held companies	2,885	114,220
Other	29,641	49,296

Total other long-term assets	$57,192	$459,988

Accrued expenses and other current liabilities

As of December 31, Accrued expenses and other current liabilities consisted of the following (in thousands):

	2005	2006

Accrued content, connection, traffic acquisition and other costs	$303,167	$399,909
Deferred income taxes (Note 10)	953	11,759
Accrued compensation and related expenses	224,793	292,129
Accrued taxes payable	36,285	90,310
Accrued professional service expenses	53,983	62,625
Accrued sales and marketing related expenses	61,519	55,778
Accrued acquisition-related costs	34,008	11,455
Other	112,881	122,917

Total accrued expenses and other current liabilities	$827,589	$1,046,882

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Other long-term liabilities

As of December 31, Other long-term liabilities consisted of the following (in thousands):

	2005	2006

Deferred income taxes (Note 10)	$243,575	$19,204
Other	5	36,890

Total other long-term liabilities	$243,580	$56,094

Accumulated other comprehensive income (loss)

As of December 31, the components of Accumulated other comprehensive income (loss) were as follows (in thousands):

	2004	2005	2006

Unrealized gains and losses on available-for-sale securities, net of tax	$475,314	$(16,218)	$21,800
Foreign currency translation, net of tax	60,422	(19,747)	128,705

Accumulated other comprehensive income (loss)	$535,736	$(35,965)	$150,505

Note 8	Investments

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2005
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

United States Government and agency securities	$1,057,960	$29	$(13,210)	$1,044,779
Municipal bonds	9,760	—	(166)	9,594
Corporate debt securities	1,528,282	127	(12,627)	1,515,782
Corporate equity securities	31,175	—	(1,168)	30,007

Total investments in available-for-sale securities	$2,627,177	$156	$(27,171)	$2,600,162

	December 31, 2006
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

United States Government and agency securities	$773,721	$180	$(5,356)	$768,545
Municipal bonds	10,879	—	(100)	10,779
Corporate debt securities	1,193,540	539	(5,989)	1,188,090
Corporate equity securities(*)	68,441	47,099	(1,320)	114,220	(*)

Total investments in available-for-sale securities	$2,046,581	$47,818	$(12,765)	$2,081,634

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2005	2006

Reported as:
Marketable debt securities	$1,131,141	$1,031,528
Long-term marketable debt securities	1,439,014	935,886
Other assets(*)	30,007	114,220	(*)

Total	$2,600,162	$2,081,634

Available-for-sale securities included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for 2005 and 2006 with respect to these securities.

(*)	These balances include our investment in Gmarket Inc. See Note 3 — “Acquisitions” for additional information.

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2005	2006

Due within one year	$1,131,141	$1,031,528
Due after one year through five years	1,426,799	935,886
Due after five years	12,215	—

Total available-for-sale debt securities	$2,570,155	$1,967,414

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

United States Government and agency securities	$539,875	$(4,790)	$474,856	$(8,420)	$1,014,731	$(13,210)
Municipal bonds	9,594	(166)	—	—	9,594	(166)
Corporate debt securities	1,072,961	(7,545)	356,842	(5,082)	1,429,803	(12,627)
Corporate equity securities	—	—	2,885	(1,168)	2,885	(1,168)

Total investments in available-for-sale securities	$1,622,430	$(12,501)	$834,583	$(14,670)	$2,457,013	$(27,171)

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

United States Government and agency securities	$138,000	$(223)	$545,569	$(5,133)	$683,569	$(5,356)
Municipal bonds	2,029	(2)	6,147	(98)	8,176	(100)
Corporate debt securities	514,183	(733)	527,485	(5,256)	1,041,668	(5,989)
Corporate equity securities	—	—	2,733	(1,320)	2,733	(1,320)

Total investments in available-for-sale securities	$654,212	$(958)	$1,081,934	$(11,807)	$1,736,146	$(12,765)

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

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the consolidated balance sheets in long-term other assets. As of December 31, 2006, $4 million of the transaction fees remained to be amortized. The Notes were issued at par and bear no interest. The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of December 31, 2006, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning January 1, 2007 and ending on March 31, 2007. During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

stock for each Note. The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

As of December 31, 2006, the fair value of the Notes was approximately $1.0 billion based on quoted market prices. The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 10	Income Taxes

The components of income before income taxes, earnings in equity interests and minority interests are as follows (in thousands):

	Years Ended December 31,
	2004	2005	2006

United States	$1,172,480	$2,047,284	$1,002,673
Foreign(*)	12,544	496,298	95,327

Income before income taxes, earnings in equity interests and minority interests	$1,185,024	$2,543,582	$1,098,000

(*)	Includes non-cash gains of $338 million and $15 million in 2005 and 2006, respectively, related to the divestiture of Yahoo! China in connection with the Alibaba transaction (see Note 4 — “Investments in Equity Interests”). The majority of the tax on the gain was provided in the United States as the gain was not taxable in any foreign jurisdiction.

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2004	2005	2006

Current:
United States federal	$409,969	$508,175	$595,967
State	83,632	184,296	68,348
Foreign	17,782	42,625	68,129

Total current provision for income taxes	511,383	735,096	732,444

Deferred:
United States federal	(62,620)	37,058	(221,204)
State	(8,580)	4,996	(23,403)
Foreign	(2,217)	(9,334)	(29,826)

Total deferred provision (benefit) for income taxes	(73,417)	32,720	(274,433)

Provision for income taxes	$437,966	$767,816	$458,011

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2004(3)	2005(3)	2006(2)

Income tax at the United States federal statutory rate of 35 percent	$414,758	$890,254	$384,300
State income taxes, net of federal benefit	49,920	113,685	43,297
Change in valuation allowance	(40,612)	16,342	15,206
Non-deductible stock-based compensation	1,687	1,400	18,652
Capital (loss)/gain on subsidiary restructuring transaction(1)	—	(248,284)	10,616
Other	12,213	(5,581)	(14,060)

Provision for income taxes	$437,966	$767,816	$458,011

(1)	During 2005, the Company completed a taxable liquidation of a subsidiary. The transaction gave rise to a capital loss for tax purposes, resulting in a tax benefit of approximately $248 million being recorded in 2005.

(2)	During 2006, the Company recorded a reduction in deferred tax liabilities totaling $17 million to correct amounts accrued prior to 2004.

(3)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2006

Deferred income tax assets:
Net operating loss and tax credit carryforwards	$1,277,269	$276,098
Stock-based compensation expense	—	150,552
Non-deductible reserves and expenses(*)	223,091	162,846
Intangible assets(*)	122,021	72,705

Gross deferred income tax assets	1,622,381	662,201
Valuation allowance	(1,507,848)	(95,779)

Deferred income tax assets	$114,533	$566,422

Deferred income tax liabilities:
Unrealized investment gains	$—	$(22,239)
Purchased intangible assets(*)	(112,860)	(38,109)
Investments in equity interests	(131,927)	(127,212)
Other(*)	(36,443)	(28,789)

Deferred income tax liabilities	$(281,230)	$(216,349)

Net deferred income tax (liabilities)/assets	$(166,697)	$350,073

(*)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

As of December 31, 2006, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $1.4 billion and $0.3 billion, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008 and the state net operating loss carryforwards will begin to expire in

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

2013. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $107 million and $97 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2010. The state research tax credit carryforwards will not expire.

In 2006, gross deferred income tax assets decreased by approximately $1.0 billion primarily due to a change in presentation as a result of the adoption of SFAS 123R. The reduction primarily relates to deferred income tax assets pertaining to net operating loss and tax credit carryforwards resulting from the exercise of employee stock options in prior years and represents tax benefits in excess of stock-based compensation expense as determined under APB 25. In prior years, such excess tax benefits, with an offsetting valuation allowance, were recorded in the Company’s consolidated balance sheet. As the excess tax benefits were realized, the valuation allowance was released and additional paid-in capital was increased. SFAS 123R prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable. Accordingly, in 2006 the Company reversed the deferred tax asset and related valuation allowance relating to excess tax benefits for stock option exercises. Such unrecognized deferred tax benefits totaled $1.1 billion as of December 31, 2006 and will be accounted for as a credit to additional paid-in capital, if and when realized through a reduction in income taxes payable. In addition to the decrease in the valuation allowance described above, the Company released $236 million of the valuation allowance to additional paid-in capital and $95 million to goodwill.

The Company has a valuation allowance of approximately $96 million as of December 31, 2006 to reduce deferred income tax assets to the amount that is more likely than not to be realized in future periods. In evaluating the Company’s ability to recover its deferred income tax assets the Company considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2006 relates to foreign net operating loss and credit carryforwards and will reduce the provision for income taxes if and when recognized.

The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of December 31, 2006, U.S. income taxes were not provided for on a cumulative total of $0.7 billion of undistributed earnings for certain foreign subsidiaries and a corporate joint venture. These earnings are considered indefinitely invested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits).

The Company’s federal income tax return for the year ended December 31, 2003 is under examination by the Internal Revenue Service.

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

Stock Repurchases.  In March 2005, following the completion of the $0.5 billion stock repurchase program that was authorized in 2001 and extended in 2003, the Company’s Board of Directors authorized the repurchase of up to $3.0 billion of its outstanding shares of common stock over the next five years, dependent on market conditions, share price and other factors. Under this program, during the year ended December 31, 2005, the Company repurchased 11.7 million shares of common stock at an average price of $33.20 per share, for total consideration of $388 million. During the year ended December 31, 2006, the Company repurchased 93.1 million shares of common stock at an average price of $29.84 per share, including 31.6 million shares received upon the maturity of structured stock repurchase transactions. Total cash consideration for the stock repurchases in 2006 was $2.8 billion which consisted of $1.8 billion direct stock repurchases, $0.5 billion as a result of settlements of structured stock

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

repurchase transactions entered into in 2005, and $0.5 billion as a result of settlements of structured stock repurchase transactions entered into in 2006. Including the $250 million structured stock transaction settled in October 2006, the Company had substantially completed the $3.0 billion authorized stock repurchase program as of September 30, 2006.

In October 2006, the Company’s Board of Directors authorized a new stock repurchase program allowing it to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

On a cumulative basis, the Company has repurchased 137.7 million shares, which are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.

Structured Stock Repurchases.  During the year ended December 31, 2005, the Company entered into $1.4 billion in structured stock repurchase transactions. Of these transactions, $0.7 billion settled in 2005, resulting in the Company receiving $0.7 billion in cash. During the year ended December 31, 2006, the Company had settlements of structured stock repurchase transactions for a total amount of $0.5 billion which the Company entered into in 2005 resulting in repurchases of 15.1 million shares at an average price of $32.88 per share. A structured stock repurchase transaction for the amount of $250 million that the Company entered into in 2005 was settled in cash resulting in cash proceeds of $272 million in 2006. The Company also entered into structured stock repurchase transactions for a total amount of $0.5 billion in 2006. All of these transactions were settled in stock during the year ended December 31, 2006 resulting in the repurchase of 16.5 million shares at an average price of $30.25 per share. The structured stock repurchase transactions were recorded in stockholders’ equity on the consolidated balance sheets.

Note 12	Employee Benefits

Benefit Plans.  The Company maintains a Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 percent to 50 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33 percent per year of employment. During 2004, 2005, and 2006, the Company’s contributions to the 401(k) Plan amounted to approximately $8 million, $12 million, and $16 million, respectively. The Company also contributed approximately $5 million, $7 million, and $13 million to its other benefit plans outside of the United States for 2004, 2005, and 2006, respectively.

Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS No. 123, as amended by SFAS No. 148. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R.

For the year ended December 31, 2006, the Company recorded stock-based compensation expense of $425 million. This amount was reduced by a $13 million ($8 million, net of tax) stock-based compensation expense reversal during the year to correct stock-based compensation expense related to 2003 and 2004. For the year ended December 31, 2006, as a result of adopting SFAS 123R, the Company’s gross profit was reduced by $7 million, income from operations was lower by $324 million, and net income was lower by $222 million, than if the Company had continued to account for stock-based compensation under APB 25. Basic and diluted net income per share for the year ended December 31, 2006 was $0.16 and $0.15 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. For the year ended December 31, 2005, the Company recognized $52 million of stock-based compensation expense under the intrinsic value method. SFAS 123R

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $235 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated forfeitures for the year ended December 31, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon the adoption of SFAS 123R, the Company recorded a cumulative adjustment to account for the expected forfeitures of stock-based awards granted prior to January 1, 2006 for which the Company previously recorded an expense. This adjustment was not material and was recorded as a reduction to stock-based compensation expense in 2006.

In addition, upon the adoption of SFAS 123R, the Company included as part of cash flows from financing activities the gross benefit of tax deductions related to stock-based awards in excess of the grant date fair value of the related stock-based awards for the options exercised during the year ended December 31, 2006 and certain options exercised in prior periods. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. Net cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.

Stock Plans.  The Company’s 1995 Stock Plan and stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” The 1995 Stock Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The 1995 Stock Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, indexed options, and dividend equivalents.

Options granted under the 1995 Stock Plan before May 19, 2005 generally expire ten years after the grant date, and options granted after May 19, 2005 generally expire 7 years after the grant date. Options generally become exercisable over a four-year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

The 1995 Stock Plan permits the granting of restricted stock and restricted stock units (collectively referred to as “restricted stock awards”). The vesting of restricted stock awards is generally subject to meeting certain performance-based objectives, the passage of time, or a combination of both, and continued employment through the vesting period. Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense over the corresponding service period. Each share of the Company’s common stock issued in settlement of restricted stock awards is counted as 1.75 shares against the 1995 Stock Plan’s share limit.

The 1995 Stock Plan provides for the issuance of a maximum of 654 million shares of which 51 million were still available for issuance as of December 31, 2006.

The 1996 Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to 9 million shares of the Company’s common stock, of which approximately 5 million were still available for issuance as of December 31, 2006. Each share of the Company’s common stock issued in settlement of restricted stock units granted under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plans’ share limit.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

on continued service as a director, in equal quarterly installments over one year. Such options generally expire seven years after the grant date.

Restricted stock units granted under the Directors’ Plan vest in equal quarterly installments over a one year period following the date of grant and, once vested, are payable in an equal number of shares of the Company’s common stock on the earlier of the third anniversary of the grant date or the date the director ceases to be a member of the board.

Non-employee directors are also permitted to elect an award of restricted stock units or a stock option under the Directors’ Plan in lieu of a cash payment of fees for serving as chairperson of a board committee. Such stock options or restricted stock unit awards granted in lieu of cash for chairperson fees are fully vested on the grant date.

Employee Stock Purchase Plan.  The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date. The Purchase Plan provides for the issuance of a maximum of 30 million shares of common stock of which 12 million shares were available as at December 31, 2006. For the year ended December 31, 2006, the stock-based compensation expense related to the activity under the Purchase Plan was $55 million. As of December 31, 2006, there was $53 million of unamortized stock-based compensation cost related to the Purchase Plan which will be recognized over a weighted average period of 1.2 years.

Executive Retention Compensation Agreement.  During 2006, the Compensation Committee of the Company’s Board of Directors, approved a three year performance and retention compensation arrangement with the Company’s Chief Executive Officer (“CEO”). For each of the years 2006 to 2008, the CEO will be eligible to receive a discretionary annual bonus payable in the form of a fully vested non-qualified stock option for up to 1 million shares with an exercise price equal to the closing trading price of the Company’s common stock on the date of the grant. The Company recognized compensation expense of $8 million related to this potential 2006 performance based award during the year ended December 31, 2006.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock option activity under the Company’s Plans and Directors’ Plan is summarized as follows (in thousands, except years and per share amounts):

			Weighted Average
		Weighted Average	Remaining
		Exercise Price per	Contractual Life	Aggregate
	Shares	Share	(in years)	Intrinsic Value

Outstanding at December 31, 2004	212,701	$23.67
Options assumed	193	$0.63
Options granted	33,403	$36.39
Options exercised	(50,920)	$13.44
Options cancelled	(12,683)	$33.93

Outstanding at December 31, 2005	182,694	$28.11
Options assumed	39	$1.05
Options granted	43,386	$29.97
Options exercised(1)	(20,158)	$11.82
Options cancelled /forfeited/ expired	(16,306)	$37.52

Outstanding at December 31, 2006	189,655	$29.46	5.66	$730,198

Vested and expected to vest at December 31, 2006(2)	179,557	$29.37	5.60	$724,893

Exercisable at December 31, 2006	112,448	$28.26	4.95	$667,919

(1)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2006 (in thousands, except years and per share amounts):

	Options Outstanding			Options Exercisable
Range of		Average Remaining	Weighted Average		Weighted Average
Exercise Prices	Number	Contractual Life	Exercise Price	Number	Exercise Price
per Share	Outstanding	(in years)	per Share	Exercisable	per Share

$0.00 — $3.37	1,971	3.70	$1.44	1,143	$2.44
$3.48 — $7.49	10,632	4.59	5.41	10,563	5.40
$7.59 — $15.00	22,696	5.12	10.51	21,897	10.45
$15.02 — $20.85	20,197	6.62	19.92	16,020	19.93
$20.96 — $30.00	33,390	5.75	27.23	15,532	27.76
$30.15 — $35.95	51,690	6.12	33.07	13,907	34.55
$36.13 — $40.68	33,564	6.16	38.22	19,333	38.04
$41.09 — $46.37	4,930	3.78	42.80	3,474	43.11
$47.13 — $52.75	196	3.20	51.36	196	51.36
$53.14 — $292.07	10,389	3.19	73.51	10,383	73.50

Total	189,655	5.66	$29.46	112,448	$28.26

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average fair value of options granted in the years ended December 31, 2004, 2005 and 2006 was $12.09, $11.60, and $10.03 per share, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2006.

The total intrinsic value of options exercised in the years ended December 31, 2004, 2005 and 2006 were $1,168 million, $1,171 million and $393 million, respectively.

As of December 31, 2006, there was $498 million of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 3.4 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the year ended December 31, 2006 was $318 million.

The total tax benefit attributable to stock options exercised in the year ended December 31, 2006 was $144 million.

The tax benefits from stock-based awards for the year ended December 31, 2006 was $626 million, which is reported on the consolidated statements of cash flows. This represents the total amount of income tax benefit in the current period related to options exercised in current and prior periods.

The gross excess tax benefits from stock-based awards for the year ended December 31, 2006 of $597 million, as reported on the consolidated statements of cash flows in financing activities represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. The gross excess tax benefits for the year ended December 31, 2006 were comprised of $110 million related to options exercised during the twelve months ended December 31, 2006 and $487 million related to options exercised in prior periods. The Company has accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions are expected to reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plans(5)
	Years Ended December 31,			Years Ended December 31,
	2004	2005	2006	2004	2005	2006

Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	2.7%	3.8%	4.8%	1.5%	2.9%	4.8%
Expected volatility(3)	50%	39%	34%	39%	34%	33%
Expected life (in years)(4)	3.5	3.75	3.75	0.88	0.88	1.25

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock.

(2)	The risk-free interest rate is based on the United States Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. Up to September 30, 2005, the Company used an equally weighted average of trailing volatility and market based implied volatility for the computation.

(4)	The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. The expected life of options granted under the Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)	Assumptions for the Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted stock awards activity for the year ended December 31, 2006 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Shares	Value

Awarded and unvested at December 31, 2003	438	$20.58
Granted	405	$34.99
Vested	—	$—
Forfeited	—	$—

Awarded and unvested at December 31, 2004	843	$27.50
Granted	6,980	$36.86
Vested	(138)	$20.58
Forfeited	(19)	$34.22

Awarded and unvested at December 31, 2005	7,666	$36.13
Granted	5,686	$31.47
Vested	(315)	$25.95
Forfeited	(756)	$34.68

Awarded and unvested at December 31, 2006	12,281	$34.53

As of December 31, 2006, there was $221 million of unamortized stock-based compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 2.1 years. The total fair value of restricted stock awards vested during the years ended December 31, 2004, 2005 and 2006 was nil, $5 million and $10 million, respectively.

If the fair value based method under SFAS 123 had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share for the years ended December 31, 2004 and 2005 would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004(*)	2005(*)

Net income:
As reported	$839,553	$1,896,230
Add: Stock compensation expense included in reported net income, net of tax	19,374	31,557
Less: Stock compensation expense determined under fair value based method for all awards, net of tax	(235,728)	(239,408)

Pro forma net income	$623,199	$1,688,379

Net income per share:
As reported — basic	$0.62	$1.35
As reported — diluted	$0.58	$1.28
Pro forma — basic	$0.46	$1.21
Pro forma — diluted	$0.43	$1.13

(*)	Up to September 30, 2005, the Company used an equally weighted average of trailing volatility and market based implied volatility for the computation. Since October 1, 2005, the Company began exclusively using market based implied volatility for the computation

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 13	Commitments and Contingencies

Operating Lease Commitments.  The Company leases office space and data centers under operating lease agreements with original lease periods up to 23 years which expire between 2007 and 2027.

The Company has entered into the following material lease agreements with minimum lease commitments as of December 31, 2006.

•	In 2004, the Company entered into a 23 year lease agreement for office space in Sunnyvale, California with a total expected minimum lease commitment of approximately $149 million over the lease term and a remaining minimum lease commitment of approximately $139 million as of December 31, 2006. The Company has the option to renew the lease for two additional five year terms and the right of first offer to purchase the leased office space if the lessor sells the building.

•	In 2005, the Company entered into two ten year lease agreements for data centers in the eastern United States with total expected minimum lease commitments of approximately $280 million over the lease terms. One of these lease agreements with total expected minimum lease commitments of $172 million was cancelled during 2005. The remaining minimum lease commitments excluding the cancelled lease were $97 million as of December 31, 2006. The Company has the option to renew this lease for an additional five years and also has a right of expansion for any additional lease space that becomes available.

•	In 2005, the Company entered into three ten year lease agreements for office space in Southern California, with total expected minimum lease commitments (as per 2006 amendments) of approximately $159 million over the lease terms and remaining minimum lease commitments of approximately $154 million as of December 31, 2006. In each of these leases, the Company has the option to renew for two additional terms of three to five years, as well as the right of expansion for any additional lease space that becomes available. Further, in the case of two of these leases, the Company has the right of first offer to purchase the leased office space if the lessor sells the building.

•	In 2006, the Company entered into an eleven year lease agreement for a data center in the eastern United States. As of December 31, 2006, the Company had total expected and remaining minimum lease commitments of approximately $191 million over the lease term. The Company has the option to renew this lease for an additional five years and also has a right of expansion for any additional lease space that becomes available.

Rent expense for all operating leases was approximately $34 million, $55 million, and $73 million for 2004, 2005, and 2006, respectively.

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

Gross and net lease commitments as of December 31, 2006 can be summarized as follows (in millions):

	Gross Lease	Sublease	Net Lease
Years Ending December 31,	Commitments	Income	Commitments

2007	$97	$3	$94
2008	107	3	104
2009	107	3	104
2010	93	2	91
2011	75	1	74
Due after 5 years	399	—	399

Total gross and net lease commitments	$878	$12	$866

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Affiliate Commitments.  In connection with contracts to provide sponsored search and/or display advertising services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its affiliates. As of December 31, 2006, these commitments totaled $17 million, of which $16 million will be payable in 2007.

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

During the year ended December 31, 2006, the Company reversed an earn-out accrual related to a prior acquisition, which resulted in a $10 million reduction to operating expenses in the consolidated statements of income.

As of December 31, 2006, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Contractual Obligations.  The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2006 (in millions):

	Payments Due by Period
					Due in
			Due in	Due in	2012
	Total	Due in 2007	2008-2009	2010-2011	or After

Long-term debt(1)	$750	$—	$750	$—	$—
Operating lease obligations	866	94	208	165	399
Affiliate commitments(2)	17	16	1	—	—

Total contractual obligations	$1,633	$110	$959	$165	$399

(1)	The long-term debt matures in April 2008, unless converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Upon conversion, the Company has the right to deliver cash in lieu of common stock. See Note 9 — “Long-Term Debt” for additional information related to the long-term debt.

(2)	The Company is obligated to make payments under contracts to provide sponsored search and/or display advertising services to its affiliates, which represent traffic acquisition costs.

Contingencies.  From time to time, third parties assert patent infringement claims against Yahoo!. Currently, the Company is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes. In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of other claims, including

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

claims alleging defamation or invasion of privacy, arising in connection with the Company’s e-mail, message boards, auction sites, shopping services and other communications and community features.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York. The plaintiffs allege, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint seeks declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH, which closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Because LAUNCH settled the LAUNCH litigation as to all other plaintiffs, BMG Music d/b/a/ The RCA Records Label is the sole remaining plaintiff in this proceeding. On November 4, 2005, the Court issued an order denying the plaintiff’s summary judgment motions as to interactivity and willful infringement. A trial date has been set for April 16, 2007. The Company does not believe it is feasible to predict or determine the outcome or resolution of the LAUNCH litigation at this time. The range of possible resolutions of such LAUNCH litigation could include judgments against LAUNCH or settlements that could require substantial payments by LAUNCH.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Overture accepted a proposal for the settlement and release of claims against the issuer defendants, including Overture. The settlement was presented to the Court in June 2004. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement proposal. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval of the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding. Overture is not one of the test cases and it is unclear what impact this will have on the class in Overture’s case. If the settlement does not occur, and litigation against Overture continues, the Company intends to defend the case vigorously.

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company or its subsidiaries, the Company may incur substantial monetary liability and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

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

During the year ended December 31, 2004, the Company disposed of approximately 4.0 million shares of Google and realized gains of $413 million, net of selling costs, which were included in other income, net on the consolidated statements of income. During the year ended December 31, 2005 the Company sold the remaining Google shares and realized gains of $961 million, which were recorded in other income, net.

Note 15	Segments

The Company manages its business geographically. The primary areas of measurement and decision-making are the United States and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization and stock-based compensation expense includes income from operations before depreciation, amortization and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2004	2005	2006

Revenues by segment:
United States	$2,653,437	$3,667,509	$4,365,922
International	921,080	1,590,159	2,059,757

Total revenues	$3,574,517	$5,257,668	$6,425,679

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$891,103	$1,219,539	$1,451,656
International	140,809	337,799	454,261

Total segment operating income before depreciation, amortization and stock-based compensation expense:	1,031,912	1,557,338	1,905,917
Corporate and unallocated operating costs and expenses:
Depreciation and amortization	(311,041)	(397,142)	(540,021)
Stock-based compensation expense	(32,290)	(52,471)	(424,930)

Income from operations	$688,581	$1,107,725	$940,966

Capital expenditures, net:
United States	$190,461	$336,450	$601,472
International	55,040	72,484	87,664

Total capital expenditures, net	$245,501	$408,934	$689,136

	December 31,
	2005	2006

Property and equipment, net:
United States	$613,426	$975,510
International	84,096	125,869

Total property and equipment, net	$697,522	$1,101,379

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in 2004, 2005, and 2006.

The following table presents revenues for groups of similar services (in thousands):

	Years Ended December 31,
	2004	2005	2006

Marketing services	$3,127,229	$4,593,972	$5,627,207
Fees	447,288	663,696	798,472

Total revenues	$3,574,517	$5,257,668	$6,425,679

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 16	Related Party Transactions

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

Revenue from related parties, excluding Yahoo! Japan and Alibaba, represented approximately 1 percent of the total revenue in the years ended December 31, 2004, 2005, and 2006. Management believes that prices on agreements with related parties were comparable to those with other similarly situated customers of the Company.

See Note 4 — “Investments in Equity Interests” for additional information related to transactions involving Yahoo! Japan and Alibaba.

Note 17	Subsequent Events

Stock Repurchase Transactions.  Subsequent to December 31, 2006, the Company repurchased approximately 14 million shares of its common stock under the current stock repurchase program at an average price of $29.97 per share, for a total of $408 million.

Intellectual Property Rights.  In February 2007, the Company committed to invest up to $200 million through July 2008 to acquire rights to intellectual property. License payments associated with the acquired rights will be amortized over the useful life of the related intellectual property.

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2005, and 2006

	Balance at		Write-Offs	Balance
	Beginning	Charged to	Net of	at End
	of Year	Expenses	Recoveries	of Year
	(In thousands)

Accounts receivable
Allowance for doubtful accounts
2004	$31,961	$11,487	$(9,233)	$34,215
2005	34,215	14,692	(7,050)	41,857
2006	41,857	5,070	(8,731)	38,196

			Charged
	Balance at	Charged	(Credited)	Balance
	Beginning	(Credited)	to Other	at End
	of Year	to Expenses	Accounts(*)	of Year
	(In thousands)

Deferred income tax asset
Valuation allowance
2004	$1,659,551	$(40,612)	$(265,191)	$1,353,748
2005	1,353,748	16,342	137,758	1,507,848
2006	1,507,848	15,206	(1,427,275)	95,779

(*)	Amounts not charged (credited) to expenses were charged (credited) to stockholders’ equity or goodwill. In addition, in 2006, a decrease in the valuation allowance of $1.1 billion was due to the removal of deferred income tax assets arising from unrealized excess tax benefits from stock-based awards and their related valuation allowance, in connection with the adoption of SFAS 123R.

Selected Quarterly Financial Data
(Unaudited)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands, except per share amounts)

Revenues	$1,173,742	$1,252,997	$1,329,929	$1,501,000	$1,567,055	$1,575,854	$1,580,322	$1,702,448
Gross profit	$706,818	$752,839	$795,548	$906,262	$909,112	$930,087	$899,202	$1,011,555
Net income(*)	$204,560	$754,689	$253,773	$683,208	$159,859	$164,330	$158,529	$268,673

Net income per share — basic(*)	$0.15	$0.54	$0.18	$0.48	$0.11	$0.12	$0.12	$0.20

Net income per share — diluted(*)	$0.14	$0.51	$0.17	$0.46	$0.11	$0.11	$0.11	$0.19

Shares used in per share calculation — basic	1,384,958	1,395,596	1,405,012	1,416,118	1,417,917	1,405,598	1,375,884	1,355,566

Shares used in per share calculation — diluted	1,477,811	1,484,200	1,486,876	1,496,942	1,493,307	1,476,642	1,442,429	1,419,143

(*)	The net income includes gains, net of tax, for the quarter ended June 30, 2005 of $573 million or $0.41 per basic and $0.39 per diluted share, related to sales of an investment. The net income for the quarter ended December 31, 2005 includes a gain, net of tax, of $205 million or $0.15 per basic share and $0.14 per diluted share with respect to the divestiture of Yahoo! China and a tax benefit of $248 million or $0.18 per basic share and $0.17 per diluted share with respect to a subsidiary restructuring transaction. The quarterly tax impact on the gains has been calculated using the annual effective tax rate determined at the end of the respective years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in its report which appears on page 55.

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

Item 9B.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

Page

Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	55
Consolidated Statements of Income for each of the three years in the period ended December 31, 2006	57
Consolidated Balance Sheets as of December 31, 2005 and 2006	58
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	59
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006	61
Notes to Consolidated Financial Statements	63

2. Financial Statement Schedules:

Financial Statement Schedules:
II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2006	99
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2006	100

3. Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

2.1		Stock Purchase and Contribution Agreement, dated as of August 10, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005 and incorporated herein by reference.)
2.2		Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed October 27, 2005 [the October 27, 2005 Form 8-K] and incorporated herein by reference.)
2.3		Tao Bao Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc., SOFTBANK CORP. and SB TB Holding Limited (Filed as Exhibit 2.3 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
2.4		Secondary Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc. and certain shareholders of Alibaba.com Corporation (Filed as Exhibit 2.4 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
2.5		Shareholders Agreement, dated as of October 24, 2005, by and among Alibaba.com Corporation, Yahoo! Inc., SOFTBANK CORP., the Management Members, and the other shareholders named therein (Filed as Exhibit 2.5 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.3**	Form of Senior Note
4	.4**	Form of Subordinated Note
4	.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.7**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
10	.1+	Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the March 22, 2006 Form 8-K and incorporated herein by reference.)
10	.2(A)+	Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 4, 2005 [the 2005 Proxy Statement] and incorporated herein by reference.)

Exhibit
Number		Description

10	.2(B)+	Form of Stock Option Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 25, 2005 [the May 25, 2005 Form 8-K] and incorporated herein by reference.)
10	.2(C)+	Form of Restricted Stock Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.3 to the May 25, 2005 Form 8-K and incorporated herein by reference.)
10	.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.)
10	.2(E)+	Form of Stock Appreciation Rights Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan. (Filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)
10	.3+	Form of Management Continuity Agreement with certain of the Registrant’s Executive Officers (Filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)
10	.4(A)+	Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10	.4(B)+	Form of Subscription Agreement under Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10	.5(A)+	Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Plan (incorporated by reference to Annex B to the Company’s definitive proxy statement filed on April 14, 2006.)
10	.5(B)+	Form of Notice of Stock Option Grant and Director Nonstatutory Stock Option Agreement. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 1, 2006 and incorporated herein by reference.)
10	.5(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 1, 2006 and incorporated herein by reference.)
10.6		Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.7		Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3 filed on December 23, 2002 [the December 23, 2002 Form S-3] and incorporated herein by reference.)
10.8		Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.9		Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the November 27, 2002 Form S-3 and incorporated herein by reference.)
10	.10+	Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [the June 30, 2001 10-Q] and incorporated herein by reference.)
10	.11+	Stock Purchase Agreement, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.40 to the June 30, 2001 10-Q and incorporated herein by reference.)
10.12		Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (Filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

Exhibit
Number		Description

10	.13+	Employment agreement between Registrant and Daniel Rosensweig dated April 23, 2002 (Filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [the June 30, 2002 10-Q] and incorporated herein by reference.)
10	.14+	Recourse Promissory Note executed by Daniel Rosensweig for the benefit of Registrant (Filed as Exhibit 10.42 to the June 30, 2002 10-Q and incorporated herein by reference.)
10	.15+	Yahoo! Key Executive New Hire Retention Plan (Filed as Exhibit 10.43 to the June 30, 2002 10-Q and incorporated herein by reference.)
10	.16+	Key Executive New Hire Retention Agreement between the Registrant and Daniel Rosensweig (Filed as Exhibit 10.44 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.17		Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004 (Filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.)
10	.18+	Employment Letter, dated October 29, 2004, between the Registrant and Michael Murray (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [the December 31, 2004 10-K] and incorporated herein by reference.)
10.19		Amendment No. 2 to Yahoo! Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.30 to the December 31, 2004 10-K and incorporated herein by reference.)
10	.20+	Summary of Compensation Payable to Named Executive Officers (Filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)
10	.21+	Separation Agreement, dated as of December 5, 2006, between Yahoo! Inc. and Daniel L. Rosensweig. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 8, 2006 and incorporated herein by reference.)
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see the signature page of this Annual Report on Form 10-K.)
31	.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007
31	.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

+	Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Terry Semel Terry Semel	Chairman and Chief Executive Officer (Principal Executive Officer)	February 23, 2007

/s/ Susan Decker Susan Decker	Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ Michael Murray Michael Murray	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2007

/s/ Roy Bostock Roy Bostock	Director	February 23, 2007

/s/ Ronald Burkle Ronald Burkle	Director	February 23, 2007

/s/ Eric Hippeau Eric Hippeau	Director	February 23, 2007

/s/ Vyomesh Joshi Vyomesh Joshi	Director	February 23, 2007

Signature	Title	Date

/s/ Arthur Kern Arthur Kern	Director	February 23, 2007

/s/ Robert Kotick Robert Kotick	Director	February 23, 2007

/s/ Edward Kozel Edward Kozel	Director	February 23, 2007

/s/ Gary Wilson Gary Wilson	Director	February 23, 2007

/s/ Jerry Yang Jerry Yang	Director	February 23, 2007

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Stock Purchase and Contribution Agreement, dated as of August 10, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005 and incorporated herein by reference.)
2.2		Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed October 27, 2005 [the October 27, 2005 Form 8-K] and incorporated herein by reference.)
2.3		Tao Bao Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc., SOFTBANK CORP. and SB TB Holding Limited (Filed as Exhibit 2.3 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
2.4		Secondary Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc. and certain shareholders of Alibaba.com Corporation (Filed as Exhibit 2.4 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
2.5		Shareholders Agreement, dated as of October 24, 2005, by and among Alibaba.com Corporation, Yahoo! Inc., SOFTBANK CORP., the Management Members, and the other shareholders named therein (Filed as Exhibit 2.5 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.3**	Form of Senior Note
4	.4**	Form of Subordinated Note
4	.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.7**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
10	.1+	Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the March 22, 2006 Form 8-K and incorporated herein by reference.)
10	.2(A)+	Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 4, 2005 [the 2005 Proxy Statement] and incorporated herein by reference.)
10	.2(B)+	Form of Stock Option Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed May 25, 2005 [the May 25, 2005 Form 8-K] and incorporated herein by reference.)
10	.2(C)+	Form of Restricted Stock Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.3 to the May 25, 2005 Form 8-K and incorporated herein by reference.)

Exhibit
Number		Description

10	.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference.)
10	.2(E)+	Form of Stock Appreciation Rights Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan. (Filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)
10	.3+	Form of Management Continuity Agreement with certain of the Registrant’s Executive Officers (Filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form SB-2, Registration No. 333-2142-LA, declared effective on April 11, 1996 [the SB-2 Registration Statement] and incorporated herein by reference.)
10	.4(A)+	Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10	.4(B)+	Form of Subscription Agreement under Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference.)
10	.5(A)+	Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Plan (incorporated by reference to Annex B to the Company’s definitive proxy statement filed on April 14, 2006.)
10	.5(B)+	Form of Notice of Stock Option Grant and Director Nonstatutory Stock Option Agreement. (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 1, 2006 and incorporated herein by reference.)
10	.5(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement. (Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed June 1, 2006 and incorporated herein by reference.)
10.6		Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.7		Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3 filed on December 23, 2002 [the December 23, 2002 Form S-3] and incorporated herein by reference.)
10.8		Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (Filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)
10.9		Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to the November 27, 2002 Form S-3 and incorporated herein by reference.)
10	.10+	Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [the June 30, 2001 10-Q] and incorporated herein by reference.)
10	.11+	Stock Purchase Agreement, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.40 to the June 30, 2001 10-Q and incorporated herein by reference.)
10.12		Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (Filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)
10	.13+	Employment agreement between Registrant and Daniel Rosensweig dated April 23, 2002 (Filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 [the June 30, 2002 10-Q] and incorporated herein by reference.)
10	.14+	Recourse Promissory Note executed by Daniel Rosensweig for the benefit of Registrant (Filed as Exhibit 10.42 to the June 30, 2002 10-Q and incorporated herein by reference.)
10	.15+	Yahoo! Key Executive New Hire Retention Plan (Filed as Exhibit 10.43 to the June 30, 2002 10-Q and incorporated herein by reference.)

Exhibit
Number		Description

10	.16+	Key Executive New Hire Retention Agreement between the Registrant and Daniel Rosensweig (Filed as Exhibit 10.44 to the June 30, 2002 10-Q and incorporated herein by reference.)
10.17		Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004 (Filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.)
10	.18+	Employment Letter, dated October 29, 2004, between the Registrant and Michael Murray (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [the December 31, 2004 10-K] and incorporated herein by reference.)
10.19		Amendment No. 2 to Yahoo! Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.30 to the December 31, 2004 10-K and incorporated herein by reference.)
10	.20+	Summary of Compensation Payable to Named Executive Officers (Filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)
10	.21+	Separation Agreement, dated as of December 5, 2006, between Yahoo! Inc. and Daniel L. Rosensweig. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 8, 2006 and incorporated herein by reference.)
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see the signature page of this Annual Report on Form 10-K.)
31	.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007
31	.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 23, 2007.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

+	Indicates a management contract or compensatory plan or arrangement.