Form 10-Q
period 2007-03-31
YAHOO INC
filed 2007-05-10
CIK 1011006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common stock, $0.001 par value	1,343,853,560

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(Unaudited, in thousands except per share amounts)

Revenues	$1,567,055	$1,671,850
Cost of revenues	657,943	713,637

Gross profit	909,112	958,213

Operating expenses:
Sales and marketing	331,160	367,419
Product development	217,577	239,500
General and administrative	128,305	155,165
Amortization of intangibles	30,858	27,102

Total operating expenses	707,900	789,186

Income from operations	201,212	169,027
Other income, net	35,436	35,451

Income before income taxes, earnings in equity interests and minority interests	236,648	204,478
Provision for income taxes	(102,932)	(92,358)
Earnings in equity interests	26,437	29,149
Minority interests in operations of consolidated subsidiaries	(294)	1,155

Net income	$159,859	$142,424

Net income per share — basic	$0.11	$0.11

Net income per share — diluted	$0.11	$0.10

Shares used in per share calculation — basic	1,417,917	1,352,476

Shares used in per share calculation — diluted	1,493,307	1,418,225

Stock-based compensation expense by function:
Cost of revenues	$1,685	$2,007
Sales and marketing	38,867	50,268
Product development	37,717	48,300
General and administrative	30,372	39,431

Total stock-based compensation expense	$108,641	$140,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
	(Unaudited, in thousands
	except par values)

ASSETS
Current assets:
Cash and cash equivalents	$1,569,871	$1,309,078
Short-term marketable debt securities	1,031,528	1,036,788
Accounts receivable, net	930,964	893,200
Prepaid expenses and other current assets	217,779	336,158

Total current assets	3,750,142	3,575,224
Long-term marketable debt securities	935,886	782,193
Property and equipment, net	1,101,379	1,127,558
Goodwill	2,968,557	2,975,829
Intangible assets, net	405,822	413,069
Other assets	459,988	511,853
Investments in equity interests	1,891,834	1,927,639

Total assets	$11,513,608	$11,313,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,130	$140,969
Accrued expenses and other current liabilities	1,046,882	929,312
Deferred revenue	317,982	331,058

Total current liabilities	1,473,994	1,401,339
Long-term deferred revenue	64,939	63,300
Long-term debt	749,915	749,763
Other long-term liabilities	36,890	36,095
Deferred and other long-term tax liabilities, net	19,204	218,762
Minority interests in consolidated subsidiaries	8,056	8,249
Stockholders’ equity:
Common Stock, $0.001 par value; 5,000,000 shares authorized; 1,497,912 and 1,504,736 shares issued, respectively, and 1,360,247 and 1,347,178 shares outstanding, respectively	1,493	1,499
Additional paid-in capital	8,615,915	8,684,003
Treasury stock at cost, 137,665 and 157,558 shares, respectively	(3,324,863)	(3,919,869)
Retained earnings	3,717,560	3,906,288
Accumulated other comprehensive income	150,505	163,936

Total stockholders’ equity	9,160,610	8,835,857

Total liabilities and stockholders’ equity	$11,513,608	$11,313,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(Unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,859	$142,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68,614	94,509
Amortization of intangible assets	56,465	56,493
Stock-based compensation expense	108,641	140,006
Tax benefits from stock-based awards	111,835	67,691
Excess tax benefits from stock-based awards	(99,812)	(52,069)
Deferred income taxes	(32,090)	(42,300)
Earnings in equity interests	(26,437)	(29,149)
Minority interests in operations of consolidated subsidiaries	294	(1,155)
Gains from sales of investments, assets, and other, net	(7,277)	(2,857)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(40,101)	40,214
Prepaid expenses and other	(11,359)	13,358
Accounts payable	35,653	30,980
Accrued expenses and other liabilities	46,269	(34,722)
Deferred revenue	14,327	11,277

Net cash provided by operating activities	384,881	434,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(141,747)	(118,019)
Purchases of marketable debt securities	(334,762)	(570,287)
Proceeds from sales and maturities of marketable debt securities	435,995	727,996
Acquisitions, net of cash acquired	5,504	(11,579)
Other investing activities, net	(345)	(6,570)

Net cash provided by (used in) investing activities	(35,355)	21,541

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	87,519	71,922
Repurchases of common stock	(638,898)	(595,006)
Structured stock repurchases, net	22,295	(250,000)
Excess tax benefits from stock-based awards	99,812	52,069

Net cash used in financing activities	(429,272)	(721,015)

Effect of exchange rate changes on cash and cash equivalents	12,148	3,981
Net change in cash and cash equivalents	(67,598)	(260,793)
Cash and cash equivalents at beginning of period	1,429,693	1,569,871

Cash and cash equivalents at end of period	$1,362,095	$1,309,078

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows — (Continued)

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(Unaudited, in thousands)

Supplemental cash flow disclosures:
Acquisition-related activities:
Cash paid for acquisitions	$2,023	$15,873
Cash acquired in acquisitions	(7,527)	(4,294)

	$(5,504)	$11,579

Common stock, restricted stock and stock options issued in connection with acquisitions	$—	$54,258

See Note 3 — “Acquisitions” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  Yahoo! Inc. (together with its consolidated subsidiaries, “Yahoo!” or the “Company”) is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo!’s mission is to connect people to their passions, their communities, and the world’s knowledge. Yahoo! seeks to provide Internet services that are essential and relevant to its global audience of users and its advertisers. To its global audience of users, Yahoo! provides its owned and operated online properties and services (the “Yahoo Properties”). To its advertisers, Yahoo! provides a range of tools and marketing solutions designed to enable businesses to reach its community of users through the Yahoo! Properties and to also reach the users of its distribution network of third-party entities (referred to as “affiliates”) who have integrated the Company’s search and/or display advertising offerings into their websites.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements for the year ended December 31, 2006, but does not include all disclosures required by GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Note 2	BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method). For the three months ended March 31, 2006 and 2007, approximately 83 million and 132 million options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive. See Note 9 — “Long-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2006	2007

Numerator:
Net income	$159,859	$142,424

Denominator:
Weighted average common shares	1,422,786	1,356,406
Weighted average unvested restricted stock subject to repurchase	(4,869)	(3,930)

Denominator for basic calculation	1,417,917	1,352,476

Weighted average effect of dilutive securities:
Restricted stock awards	1,454	4,883
Employee stock options	37,351	24,291
Convertible notes	36,585	36,575

Denominator for diluted calculation	1,493,307	1,418,225

Net income per share — basic	$0.11	$0.11

Net income per share — diluted	$0.11	$0.10

Note 3	ACQUISITIONS

Transactions completed in 2006

Seven.  On January 29, 2006, the Company and Seven Network Limited (“Seven”), a leading Australian media company, completed a strategic partnership in which the Company contributed its Australian Internet business, Yahoo! Australia and New Zealand (“Yahoo! Australia”), and Seven contributed its online assets, television and magazine content, an option to purchase its 33 percent ownership interest in mobile solutions provider m.Net Corporation Ltd, and cash of $7 million. The Company believes this strategic partnership and the contribution of the respective businesses with their rich media and entertainment content has created a comprehensive and engaging online experience for local users and advertisers. The Company obtained a 50 percent equity

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

ownership interest in the newly formed entity, which operates as “Yahoo! 7.” Pursuant to a shareholders agreement and a power of attorney granted by Seven to vote certain of its shares, the Company has the right to vote 50.1 percent of the outstanding voting interests in Yahoo! 7 and has control over the day-to-day operations and therefore consolidates Yahoo! 7, which includes the operations of Yahoo! Australia. For accounting purposes, the Company is considered to have acquired the assets contributed by Seven in exchange for 50 percent of the ownership of Yahoo! Australia. Accordingly, the Company accounted for this transaction in accordance with SFAS No. 141 “Business Combinations.” The total purchase price was $35 million including direct transaction costs of $2 million.

The allocation of the purchase price of the Company’s share of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$3,763
Other tangible assets acquired	2,400
Amortizable intangible assets:
Customer contracts, related relationships, developed technology and intellectual property rights	18,600
Goodwill	16,030

Total assets acquired	40,793
Deferred income taxes	(6,075)

Total	$34,718

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

Investment in Gmarket Inc.  During the year ended December 31, 2006, the Company acquired shares in Gmarket Inc., a leading retail e-commerce provider in South Korea, for $61 million, including direct transaction costs of approximately $1 million. During the quarter ended March 31, 2007, the Company acquired additional shares in Gmarket for $8 million. As of March 31, 2007, the Company held an approximate 10 percent ownership interest in Gmarket, with an investment cost base totaling $69 million.

Other Acquisitions — Business Combinations.  During the year ended December 31, 2006, the Company acquired three other companies which were accounted for as business combinations. The total purchase price for these three acquisitions was $42 million and consisted of $41 million in cash consideration and $1 million of direct transaction costs. The total cash consideration of $41 million less cash acquired of $1 million resulted in net cash outlay of $40 million. Of the purchase price, $27 million was allocated to goodwill, $21 million to amortizable intangible assets and $6 million to net assumed liabilities. In connection with these business combinations, the Company also issued stock-based awards valued at $23 million that will be recognized as expense over the next three years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company also completed immaterial asset acquisitions that did not qualify as business combinations during the year ended December 31, 2006.

Transactions completed in 2007

Other Acquisitions — Asset Acquisitions.  During the quarter ended March 31, 2007, the Company acquired two companies which were accounted for as asset acquisitions. The total purchase price for these acquisitions was $45 million and consisted of $8 million in cash consideration, $36 million in equity consideration and $1 million of direct transaction costs. The total cash consideration of $8 million less cash acquired of $3 million resulted in net cash outlay of $5 million. For accounting purposes, approximately $61 million was allocated to amortizable intangible assets, $20 million to net assumed liabilities, primarily deferred income tax liabilities, $1 million to tangible assets, and $3 million to cash acquired. In connection with these acquisitions, the Company also issued stock-based awards valued at $19 million that will be recognized as expense over the next three years.

Note 4	INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31,	March 31,	Percent
	2006	2007	Ownership

Alibaba	$1,411,651	$1,410,265	44%
Yahoo! Japan	476,870	513,962	34%
Other	3,313	3,412

Total	$1,891,834	$1,927,639

Equity Investment in Alibaba.  On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba, which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China based businesses, including 3721 Network Software Company Limited (“Yahoo! China”) and direct transaction costs of $8 million. Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba, with the remainder of its voting rights subject to a voting agreement with Alibaba management. Other investors in Alibaba include SOFTBANK Corp. (“SOFTBANK”). The investment in Alibaba is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of Investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Alibaba and any related amortization expense, one quarter in arrears, within earnings in equity interests on the condensed consolidated statements of income.

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

The purchase price was based on acquiring a 40 percent equity interest in Alibaba on a fully diluted basis. As of March 31, 2007, the Company’s ownership interest in Alibaba was 44 percent, an approximate 2 percent decrease from the initial investment, primarily as a result of the conversion of Alibaba’s outstanding convertible debt in April 2006. The Company’s ownership interest in Alibaba may be further diluted to 40 percent upon exercise of Alibaba’s employee stock options. The Company will recognize non-cash gains if and when such further dilution to its ownership interest in Alibaba occurs, as such reduction in interest results in an incremental sale of Yahoo! China. In allocating the excess of the carrying value of its investment in Alibaba over its proportionate share of the net assets of Alibaba, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

As of March 31, 2007, the difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,410,265
Proportionate share of net assets of Alibaba	929,121

Excess of carrying value of investment over proportionate share of net assets	$481,144

The excess carrying value has been primarily assigned to:
Goodwill	$416,258
Amortizable intangible assets	67,425
Deferred income taxes	(2,539)

Total	$481,144

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately 5 years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The Company also has commercial arrangements with Alibaba to provide technical, development, and advertising services. For the three months ended March 31, 2007, these transactions were not material.

Equity Investment in Yahoo! Japan.  During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed. Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan. The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs and license fees. The net cost of these arrangements was approximately $60 million and $78 million for the three months ended March 31, 2006 and 2007, respectively.

The investment in Yahoo! Japan is being accounted for using the equity method and the total investment is classified as a part of the Investments in equity interests balance on the condensed consolidated balance sheets. The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests on the condensed consolidated statements of income. The fair value of the Company’s approximate 34 percent ownership interest in Yahoo! Japan, based on the quoted stock price, was approximately $7 billion as of March 31, 2007.

Prior to and during 2001, Yahoo! Japan acquired the Company’s equity interests in certain entities in Japan for total consideration of approximately $65 million, paid partially in shares of Yahoo! Japan common stock and partially in cash. As a result of the acquisition, the Company increased its investment in Yahoo! Japan, which resulted in approximately $41 million of goodwill to be amortized over seven years. The amortization ceased upon the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The carrying amount of the Company’s investment in Yahoo! Japan differs from the amount of the underlying equity in net assets of Yahoo! Japan primarily as a result of this goodwill.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan financial statements for the three months ended December 31, 2005, and 2006 and as of September 30, 2006 and December 31, 2006 (in thousands):

	Three Months Ended
	December 31,	December 31,
	2005	2006

Operating data(*)
Revenues	$397,519	$462,993
Gross profit	$361,272	$445,168
Income from operations	$180,107	$235,216
Net income	$107,827	$128,838

	September 30,	December 31,
	2006	2006

Balance sheet data
Current assets	$731,757	$739,540
Long-term assets	$1,691,508	$1,676,416
Current liabilities	$535,232	$504,033
Long-term liabilities	$509,187	$420,181

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears in earnings in equity interests.

The differences between United States and Japanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.

Note 5	GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2007	$1,658,879	$1,309,678	$2,968,557
Acquisitions and other(*)	(4,355)	515	(3,840)
Foreign currency translation adjustments	—	11,112	11,112

Balance as of March 31, 2007	$1,654,524	$1,321,305	$2,975,829

(*)	Other primarily includes certain purchase price adjustments that affect existing goodwill.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

		March 31, 2007
			Accumulated
	December 31, 2006	Gross Carrying	Amortization
	Net	Amount	(*)	Net

Customer, affiliate, and advertiser related relationships	$96,599	$291,961	$(210,727)	$81,234
Developed technology and intellectual property rights	210,446	482,079	(242,023)	240,056
Trademark, trade name and domain name	98,777	187,666	(95,887)	91,779

Total intangible assets, net	$405,822	$961,706	$(548,637)	$413,069

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $20 million as of March 31, 2007.

For both the three months ended March 31, 2006 and 2007, the Company recognized amortization expense for intangible assets of $56 million. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2007 and each of the succeeding years is as follows: nine months ending December 31, 2007: $156 million; 2008: $155 million; 2009: $50 million; 2010: $32 million; 2011: $7 million and cumulatively thereafter: $13 million.

Note 7	OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2007

Interest and investment income	$35,477	$38,137
Investment gains (losses), net	771	449
Other	(812)	(3,135)

Total other income, net	$35,436	$35,451

Investment gains (losses), net include realized investment gains, realized investment losses and foreign exchange transaction gains and losses.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8	COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2007

Net income	$159,859	$142,424
Change in net unrealized gains /losses on available-for-sale securities, net of tax and reclassification adjustments	12,869	(8,877)
Foreign currency translation adjustment	14,737	22,308

Other comprehensive income	27,606	13,431

Comprehensive income	$187,465	$155,855

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31,	March 31,
	2006	2007

Unrealized gains and losses on available-for-sale securities, net of tax	$21,800	$12,923
Foreign currency translation, net of tax	128,705	151,013

Accumulated other comprehensive income (loss)	$150,505	$163,936

Note 9	LONG-TERM DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the condensed consolidated balance sheets in other assets. As of March 31, 2007, $4 million of the transaction fees remain to be amortized. The Notes were issued at par and bear no interest. The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of March 31, 2007, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning on April 1, 2007 and ending on June 30, 2007. During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note. The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

As of March 31, 2007 the fair value of the Notes was approximately $1.2 billion based on quoted market prices. The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 10	STOCK-BASED COMPENSATION

Stock Options.  The Company’s 1995 Stock Plan and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans and the 1996 Directors’ Stock Option Plan for the three months ended March 31, 2007 is summarized as follows (in thousands, except per share amounts and as noted):

		Weighted Average
		Exercise Price per
	Shares	Share

Outstanding at December 31, 2006	189,655	$29.46
Options granted	16,596	$29.31
Options exercised(*)	(5,903)	$12.42
Options cancelled/forfeited/expired	(7,218)	$37.10

Outstanding at March 31, 2007	193,130	$29.68

(*)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

As of March 31, 2007, there was $541 million of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 3.4 years.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		1996 Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2007	2006	2007

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.6%	4.7%	4.6%	4.8%
Expected volatility	32.0%	30.7%	30.0%	33.0%
Expected life (in years)	3.8	3.8	0.5-2.0	1.3

Restricted stock awards activity for the three months ended March 31, 2007 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at December 31, 2006	12,281	$34.53
Granted	8,901	$28.71
Vested	(271)	$28.82
Forfeited	(685)	$33.89

Unvested at March 31, 2007	20,226	$31.32

As of March 31, 2007, there was $400 million of unamortized stock-based compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 2.1 years.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Executive Retention Compensation Arrangement.  During 2006, the Compensation Committee of the Company’s Board of Directors approved a three year performance and retention compensation arrangement with the Company’s Chief Executive Officer (“CEO”). For each of the years 2006 to 2008, the CEO is eligible to receive a discretionary annual bonus payable in the form of a fully vested non-qualified stock option for up to 1 million shares with an exercise price equal to the closing trading price of the Company’s common stock on the date of the grant. During the first quarter of 2007, $2 million of stock-based compensation expense was recognized in connection with the potential 2007 award. As of March 31, 2007, there was $7 million of unamortized stock-based compensation cost related to the 2007 portion of this award which is expected to be recognized over the remainder of 2007.

Note 11	STOCK REPURCHASE PROGRAMS

In March 2005, the Company’s Board of Directors authorized a stock repurchase program for the Company to repurchase up to $3.0 billion of its outstanding shares of common stock over the next five years, dependent on market conditions, share price and other factors. The Company had substantially completed the $3.0 billion authorized stock repurchase program as of September 30, 2006.

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

In the three months ended March 31, 2007, the Company repurchased 19.9 million shares of common stock directly at an average price of $29.91 per share. Total cash consideration for the repurchased stock was $595 million. These repurchased shares are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.

As of March 31, 2007, there was an outstanding $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 and will mature in the third quarter of 2007. On the maturity date, if the market price of the Company’s common stock is above $33.00, the Company will have its investment returned with a premium and if the market price of its common stock is at or below such pre-determined price, the Company will repurchase 8.4 million shares of its common stock at an effective buy-back price of $29.80 per share. This outstanding transaction is recorded in stockholders’ equity in the condensed consolidated balance sheets.

See Note 15 — “Subsequent Events” for additional information.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 12	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.  The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2007 and 2027.

A summary of gross and net lease commitments as of March 31, 2007 follows (in millions):

	Gross lease	Sublease	Net lease
	commitments	income	Commitments

Nine months ending December 31, 2007	$78	$(2)	$76
Years ending December 31,
2008	112	(3)	109
2009	110	(3)	107
2010	96	(2)	94
2011	77	(1)	76
2012	69	(1)	68
Due after 5 years	340	—	340

Total gross and net lease commitments	$882	$(12)	$870

Affiliate Commitments.  In connection with contracts to provide sponsored search and/or display advertising services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its affiliates. As of March 31, 2007, these commitments totaled $9 million of which $8 million will be payable in the remainder of 2007 and $1 million will be payable in 2008.

Intellectual Property Rights.  In February 2007, the Company committed to invest up to $200 million through July 2008 to acquire rights to intellectual property. License payments associated with the acquired rights will be amortized over the useful life of the related intellectual property.

Other Commitments.  In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements, services to be provided by the Company, or from intellectual property claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its condensed consolidated financial statements.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint sought declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, the Company entered into an agreement to acquire LAUNCH, which closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Because LAUNCH settled the LAUNCH litigation as to all other plaintiffs, BMG Music d/b/a/ The RCA Records Label was the sole remaining plaintiff in this proceeding. On November 4, 2005, the Court issued an order denying the plaintiff’s summary judgment motions as to interactivity and willful infringement. The trial in this matter began on April 16, 2007. On April 27, 2007 the jury returned a unanimous verdict in favor of LAUNCH, finding no liability. The plaintiff may file a notice of appeal within 30 days after the judgment is entered.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Overture accepted a proposal for the settlement and release of claims against the issuer defendants, including Overture. The settlement was presented to the Court in June 2004. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement proposal. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval of the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding and on April 6, 2007 denied a petition for rehearing of its order. Overture is not one of the test cases and it is unclear what impact this will have on the class in Overture’s case. If the settlement does not occur, and litigation against Overture continues, the Company intends to defend the case vigorously.

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

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2007

Revenues by segment:
United States	$1,097,038	$1,100,757
International	470,017	571,093

Total revenues	$1,567,055	$1,671,850

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$335,269	$341,518
International	99,663	118,517

Total segment operating income before depreciation, amortization and stock-based compensation expense	434,932	460,035
Depreciation and amortization	(125,079)	(151,002)
Stock-based compensation expense	(108,641)	(140,006)

Income from operations	$201,212	$169,027

Capital expenditures, net:
United States	$125,770	$100,325
International	15,977	17,694

Total capital expenditures, net	$141,747	$118,019

	December 31,	March 31,
	2006	2007

Property and equipment, net:
United States	$975,510	$999,618
International	125,869	127,940

Total property and equipment, net	$1,101,379	$1,127,558

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in the three months ended March 31, 2006 and 2007.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended
	March 31,	March 31,
	2006	2007

Marketing services	$1,380,854	$1,468,619
Fees	186,201	203,231

Total revenues	$1,567,055	$1,671,850

Note 14	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes”, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $46 million increase to the January 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. At January 1, 2007, the Company had approximately $622 million in total unrecognized tax benefits.

The total unrecognized tax benefits of $622 million include approximately $306 million related to a capital loss resulting from a subsidiary restructuring transaction and approximately $124 million related to research and development tax credit carryforwards attributable to the exercise of employee stock options in prior years. These amounts have been netted against the related deferred tax assets. The remaining $192 million is recorded within Deferred and other long-term tax liabilities on the Company’s condensed consolidated balance sheet as of January 1, 2007.

The total unrecognized tax benefits of $622 million at January 1, 2007 comprised $445 million that, if recognized, would reduce the effective income tax rate in future periods; $4 million that, if recognized, would result in a reduction to goodwill; $104 million that, if recognized, would result in a credit to additional paid-in capital; and $69 million related to federal tax benefit on state unrecognized tax benefits, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

The Company recorded an increase of its unrecognized tax benefits of approximately $7 million during the quarter ended March 31, 2007.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon adoption of FIN 48 and at March 31, 2007 was immaterial.

The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. The tax years 1995 to 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company does not anticipate that its total unrecognized tax benefits will significantly change due to the settlement of examinations or the expiration of statutes of limitations during the next twelve months.

Note 15	SUBSEQUENT EVENTS

Stock Repurchase Transactions.  Subsequent to March 31, 2007, the Company repurchased approximately 10 million shares of its common stock at an average price of $28.31 per share, for a total of $276 million.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Right Media acquisition.  On April 28, 2007, the Company entered into an agreement to acquire Right Media Inc. (“Right Media”), an online advertising exchange. The Company currently owns approximately twenty percent of the outstanding equity interests in Right Media. Under the terms of the agreement, the Company will acquire all of the remaining outstanding equity interests (including all outstanding options and restricted stock units) in Right Media for an aggregate consideration of approximately $680 million comprised of cash and Yahoo! common stock subject to the determination of the measurement date. Right Media stockholders will be paid in approximately equal parts cash and Yahoo! common stock, and outstanding options and restricted stock units will be assumed and become exercisable for Yahoo! common stock. The exact number of shares of Yahoo! common stock to be issued in the merger to the Right Media stockholders will be based on the number of shares of Right Media stock outstanding as of the completion of the merger and on the volume weighted average closing price of Yahoo! common stock for a specified period ending two trading days prior to the completion of the merger, subject to a collar. The outstanding options and restricted stock units of Right Media will be assumed by Yahoo! based on the stock exchange ratio established for the merger. The Company currently expects the transaction to close in the second or third calendar quarter of 2007, subject to the satisfaction of customary closing conditions.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

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

We offer a broad range of innovative and high-quality Internet products and services that are designed to provide our users with the power to connect, communicate, create, access, and share information online. We seek to provide efficient and effective marketing services for advertisers to reach our global audience of users. Our focus is on engaging more deeply with users and increasing the user base on the Yahoo! Properties, thereby enhancing value for our advertisers. We believe that we can increase our existing and potential user base and our users’ engagement on the Yahoo! Properties not only by offering compelling Internet services, but also by effectively integrating search, community, personalization and content to create a more powerful user experience.

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

As we announced in December 2006, we are reorganizing our structure and management to align our operations with our key customer groups. Under the new structure, we have two customer-focused groups: the

Audience Group and the Advertiser & Publisher Group. Each of these groups is supported by the Technology Group. We believe having a more customer-focused organization, supported by robust technology, will speed the development of leading-edge offerings for our most valuable audience segments and the provision of marketing services to our advertisers.

First Quarter Performance Highlights

Revenues	Our revenues for the first quarter of 2007 increased 7 percent year over year to $1.7 billion, with unique users up 19 percent year over year, fee paying users up 24 percent year over year, and page views up 22 percent year over year.

Income from Operations	Our operating income for the first quarter of 2007 declined primarily due to the year over year increase in stock-based compensation expense of $31 million, compared to the same period in 2006.

Stock Repurchases	We repurchased 19.9 million shares of our common stock in the first quarter of 2007 at an average price of $29.91 per share.

	Three Months Ended March 31,		2006-2007
Operating Highlights	2006	2007	Change
	(In thousands)

Revenues	$1,567,055	$1,671,850	$104,795
Income from operations	$201,212	$169,027	$(32,185)

	Three Months Ended March 31,		2006-2007
Cash Flow Highlights	2006	2007	Change
	(In thousands)

Net cash provided by operating activities	$384,881	$434,700	$49,819
Net cash provided by (used in) investing activities	$(35,355)	$21,541	$56,896
Net cash used in financing activities	$(429,272)	$(721,015)	$(291,743)

We believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate correlate to the number and activity level of users across our offerings on the Yahoo! Properties. In the fourth quarter of 2006, we launched a new search marketing system, referred to as Project Panama, and we completed our migration plan for our active advertisers in the United States on to the new system in the first quarter of 2007 and will begin transitioning our advertisers in international markets in the second quarter of 2007. We believe the new search marketing system, including the new ranking model which was launched in the United States in the first quarter of 2007, will enable us to provide a more relevant search experience to our users, more valuable customer leads to advertisers, and additional opportunities to our distribution partners. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services. We believe this deeper engagement of new and existing users and our new search marketing system, coupled with the growth of the Internet as an advertising medium will increase our revenues for the remainder of 2007 over 2006.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2007

Revenues	100%	100%
Cost of revenues	42	43

Gross profit	58	57
Operating expenses:
Sales and marketing	21	22
Product development	14	14
General and administrative	8	9
Amortization of intangibles	2	2

Total operating expenses	45	47

Income from operations	13	10
Other income, net	2	2

Income before income taxes, earnings in equity interests and minority interests	15	12
Provision for income taxes	(7)	(5)
Earnings in equity interests	2	2
Minority interests in operations of consolidated subsidiaries	0	0

Net income	10%	9%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2006	(*)	2007	(*)	Change

Marketing services	$1,380,854	88%	$1,468,619	88%	6%
Fees	186,201	12%	203,231	12%	9%

Total revenues	$1,567,055	100%	$1,671,850	100%	7%

(*)	Percent of total revenues.

Marketing Services Revenue.  Marketing services revenue for the first quarter of 2007 increased by $88 million, or 6 percent, as compared to the same period in 2006. Our marketing services revenue for the first quarter of 2007 was impacted by declining revenues from our relationship with Microsoft Corporation (“Microsoft”), which completed the transition of its United States search business in-house during the quarter ended September 30, 2006. Despite this impact, marketing services revenue for the first quarter of 2007 showed year over year growth which can be attributed to a combination of factors that have driven increased marketing services revenue across the Yahoo! Properties both domestically and internationally. These included an increase in our user base and activity levels on the Yahoo! Properties, which contributed to a higher volume of search queries, page views and click-throughs.

On the Yahoo! Properties, our number of unique users worldwide as of March 31, 2007 was approximately 19 percent higher than the number of unique users as of March 31, 2006. Unique users refer to our internal estimates of the number of people who visited the Yahoo! Properties in a given month.

The combined number of page views (which includes searches) on the Yahoo! Properties and searches performed on our affiliate network sites (excluding the impact of content match links) increased by approximately

19 percent in the first quarter of 2007, as compared to the same period in 2006. The increase in the volume of page views and searches can be attributed to an increased number of users, an increased number of affiliates, and an expanded offering of properties. The combined average revenue per page view and search decreased by approximately 9 percent in the first quarter of 2007, compared to the same period in 2006, due to relatively large growth in the volume of page views and searches, compared to the growth in marketing services revenue.

We believe our growing number of users, advertisers and inventory, both on and off our network, has been driving this increase in our marketing services revenues. We believe our expanding offerings as well as our enhanced algorithmic search technology contribute to our growing number of users. As our user base increases, we generate a higher number of page views, which we view as inventory, and process a higher number of search queries which potentially result in a higher number of impressions and paid clicks. We also believe that our growing audience of users makes the Yahoo! Properties more attractive to advertisers and increases their spending on marketing services. Further, we believe the growth in users on the Yahoo! Properties and on the Internet overall reflects the increasing acceptance, importance and dependence of users on the Internet. As a result of the increasing online audience, we believe advertisers are shifting a greater percentage of their spending from traditional media to the Internet to reach this growing audience.

Fees Revenue.  Fees revenue for the first quarter of 2007 increased $17 million, or 9 percent, as compared to the same period in 2006. The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 16.5 million as of March 31, 2007, compared to 13.3 million as of March 31, 2006, an increase of 24 percent. Our increased base of paying users was due to growth in users across most of our offerings, with the largest growth generated from new Internet broadband users. Our fee-based services include Internet broadband services, sports, music, games, personals, and premium mail offerings, as well as our services for small businesses. Average monthly revenue per paying user slightly decreased to the lower end of our $3.00 to $4.00 range for the first quarter of 2007, compared to that of the same period in 2006. The decline in average monthly revenue per paying user reflects the continued growth of paying users in our services with lower fees.

Costs and Expenses:  Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2006	(*)	2007	(*)	Change

Cost of revenues	$657,943	42%	$713,637	43%	8%
Sales and marketing	$331,160	21%	$367,419	22%	11%
Product development	$217,577	14%	$239,500	14%	10%
General and administrative	$128,305	8%	$155,165	9%	21%
Amortization of intangibles	$30,858	2%	$27,102	2%	(12%)

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2006	2007

Cost of revenues	$1,685	$2,007
Sales and marketing	38,867	50,268
Product development	37,717	48,300
General and administrative	30,372	39,431

Total stock-based compensation expense	$108,641	$140,006

See Note 10  — “Stock-Based Compensation” in the condensed consolidated financial statements as well as our Critical Accounting Policies, Judgments and Estimates for additional information about stock-based compensation.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs (“TAC”) and other expenses associated with the production and usage of the Yahoo! Properties. TAC consists of payments made to affiliates who have integrated our search and/or display advertising offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties. Other cost of revenues consists of fees paid to third parties for content included on our online media properties, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of acquired intellectual property rights and developed technology, and compensation related expenses (including stock-based compensation expense).

Cost of revenues was as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2006	(*)	2007	(*)	Change

TAC	$479,357	31%	$488,774	29%	2%
Other cost of revenues	178,586	11%	224,863	14%	26%

Cost of revenues	$657,943	42%	$713,637	43%	8%

(*)	Percent of total revenues.

Cost of revenues for the first quarter of 2007 increased $56 million, or 8 percent, as compared to the same period of 2006. The year over year increase included $9 million of additional TAC, as well as an increase of $46 million in other cost of revenues.

The year over year increase in TAC of 2 percent for the first quarter of 2007 was mainly driven by our 6 percent growth in marketing services revenues compared to the same period of 2006, offset by reduced TAC related to our relationship with Microsoft, which completed the transition of its United States search business in-house during the quarter ended September 30, 2006.

The year over year increase in other cost of revenues included increases of $24 million in the depreciation of server equipment, information technology assets and maintenance cost, $8 million in Internet connection charges and data center costs, and $4 million in amortization of developed technology and intellectual property rights acquired through acquisitions.

The increase in the depreciation of server equipment, information technology assets and maintenance costs resulted from our continued investments in information technology assets and server equipment. Increased Internet connection charges and data center costs supported our growing audience of users, traffic, and new offerings on Yahoo! Properties. The increase in the amortization of developed technology and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions and travel costs. Sales and marketing expenses for the first quarter of 2007 increased $36 million, or 11 percent, as compared to the same period of 2006.

The year over year increase in sales and marketing expenses for the first quarter of 2007 was largely due to increase in compensation expense. Compensation expense increased approximately $29 million, including an additional $11 million of stock-based compensation expense, due to increases in our sales and marketing headcount as we expanded our presence in certain territories to support our growing advertiser base.

Sales and marketing expenses as a percentage of revenues were 22 percent (including 3 percent related to stock-based compensation expense) and 21 percent (including 2 percent related to stock-based compensation expense) for the first quarter of 2007 and 2006, respectively.

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

Product development expenses for the first quarter of 2007 increased $22 million, or 10 percent, as compared to the same period of 2006. Approximately $29 million of the increase was related to compensation expense including an additional $11 million of stock-based compensation expense. The increased compensation expense reflected our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on the Yahoo! Properties. Our increased compensation expense for the first quarter of 2007 was partially offset by our increased capitalization of development costs.

Product development expenses as a percentage of revenues were 14 percent (including 3 and 2 percent related to stock-based compensation expense) for the first quarter of 2007 and 2006, respectively.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) and fees for professional services.

General and administrative expenses for the first quarter of 2007 increased $27 million, or 21 percent, compared to the same period of 2006. The year over year increase was primarily due to an increase of $19 million in compensation expense (including an additional $9 million of stock-based compensation expense). Additionally, our facility related expense increased $7 million mainly due to our new and expanded facilities.

General and administrative expenses as a percentage of revenues were 9 percent (including 2 percent related to stock-based compensation expense) and 8 percent (including 2 percent related to stock-based compensation expense) for the first quarter of 2007 and 2006, respectively.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in the cost of revenues and not in amortization of intangibles.

Amortization of intangibles was approximately $27 million for the first quarter of 2007, compared to $31 million for the same period of 2006. Amortization of intangibles was 2 percent of revenues for both the first quarter of 2007 and 2006. The year over year decrease in amortization of intangibles was primarily the result of intangible assets being fully amortized during the quarter ended December 31, 2006. As of March 31, 2007, we had net intangible assets of $413 million on our condensed consolidated balance sheet, including acquired intellectual property rights and developed technology which are amortized in cost of revenues.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended March 31,
	2006	2007

Interest and investment income	$35,477	$38,137
Investment gains (losses), net	771	449
Other	(812)	(3,135)

Total other income, net	$35,436	$35,451

Other income, net was $35 million for the first quarter of 2007, which was consistent with the level of the same period in 2006. Interest and investment income for the first quarter of 2007 increased as higher average interest rates more than offset the lower average invested balances, compared to the same period in 2006. Average interest rates were approximately 4.6 percent in the first quarter of 2007, compared to 3.6 percent in the same period of 2006. This increase was offset by an increase in our foreign currency losses incurred during the first quarter of 2007. Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rate for the first quarter of 2007 was 45 percent, compared to 43 percent for the same period in 2006. The provisions for income taxes for both the first quarter of 2007 and 2006 differ from the amounts computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. See Note 14 — “Income Taxes” in the condensed consolidated financial statements for additional information.

Earnings in Equity Interests.  Earnings in equity interests for the first quarter of 2007 was $29 million, compared to $26 million for the same period of 2006. Earnings in equity interests consists of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba. See Note 4 — “Investments in Equity Interests” in the condensed consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our consolidated financial statements. Minority interests in operations of consolidated subsidiaries were $1 million for the first quarter of 2007, compared to less than $1 million for the same period in 2006. Minority interests recorded for the first quarter of 2007 and 2006 were related to our Yahoo! 7 joint venture arrangement completed in the first quarter of 2006. See Note 3 — “Acquisitions” in the condensed consolidated financial statements for additional information.

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

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2006	(*)	2007	(*)	Change

Revenues by segment:
United States	$1,097,038	70%	$1,100,757	66%	N/M %
International	470,017	30%	571,093	34%	22%

Total revenues	$1,567,055	100%	$1,671,850	100%	7%

(*)	Percent of total revenues.

	Three Months Ended March 31,		Percent
	2006	2007	Change

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$335,269	$341,518	2%
International	99,663	118,517	19%

Total segment operating income before depreciation, amortization and stock-based compensation expense	434,932	460,035	6%
Depreciation and amortization	(125,079)	(151,002)	21%
Stock-based compensation expense	(108,641)	(140,006)	29%

Income from operations	$201,212	$169,027	(16)%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues for the first quarter of 2007 or 2006.

United States.  United States revenues for the first quarter of 2007 increased $4 million, as compared to the same period in 2006. Our year over year increase in revenues was a result of growth in advertising across most of the Yahoo! Properties and in our fee-based services. Our expanding user base which has been attracting more advertisers has been contributing to our growth in our advertising revenues. Our growth for the first quarter of 2007 was impacted by declining revenues from our relationship with Microsoft which completed the transition of its United States search business in-house during the quarter ended September 30, 2006. The growth in our fee-based services is due to the increase in our paying users for both existing and new offerings.

International.  International revenues for the first quarter of 2007 increased $101 million, or 22 percent, compared to the same period of 2006. Most of the international revenue increase came from marketing services revenue for the first quarter of 2007. The year over year growth in international marketing services revenue can be attributed to our increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace and our affiliate network.

International revenues accounted for approximately 34 percent of total revenues in the first quarter of 2007, compared to 30 percent in the same period in 2006. The strong performance of our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated by our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, and Australian Dollars. The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period. To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will increase for our International segment if the United States dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the first quarter of 2006, our international revenues for the first quarter of 2007 would have been lower than we reported by approximately $26 million.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

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

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are supportable. Effective January 1, 2007, we adopted the provisions of FIN 48. See Note 14 — “Income Taxes” in the condensed consolidated financial statements for additional information.

Goodwill and Other Intangible Assets.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. See Note 5 — “Goodwill” in the condensed consolidated financial statements for additional information. Based on our 2006 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

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

Stock-Based Compensation Expense.  Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), and under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the three months ended March 31, 2007 and 2006 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 10 — “Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

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

Liquidity and Capital Resources

	As of	As of
	December 31,	March 31,
	2006	2007
	(Dollars in thousands)

Cash and cash equivalents	$1,569,871	$1,309,078
Marketable debt securities	1,967,414	1,818,981

Total cash, cash equivalents, and marketable debt securities	$3,537,285	$3,128,059

Percentage of total assets	31%	28%

	Three Months Ended March 31,
	2006	2007

Net cash provided by operating activities	$384,881	$434,700
Net cash provided by (used in) investing activities	$(35,355)	$21,541
Net cash used in financing activities	$(429,272)	$(721,015)

Our operating activities for the first quarter of 2007 and 2006 generated adequate cash to meet our operating needs. As of March 31, 2007, we had cash, cash equivalents and marketable debt securities totaling $3.1 billion, compared to $3.5 billion at December 31, 2006. During the first quarter of 2007, we invested $595 million in direct stock repurchases and a net $250 million in structured stock repurchases. Additionally, we invested $118 million in net capital expenditures and a net $12 million in acquisitions. The cash used for these investments was offset by $435 million cash generated from operating activities and $72 million from the issuance of common stock as a result of the exercise of stock options. The excess tax benefits from stock-based awards of $52 million was reported as a reduction of cash flows from operating activities and an increase to cash flows from financing activities.

We expect to continue to generate positive cash flows from operations for the remainder of 2007. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in the first quarter of 2007 mainly due to the net impact of non-cash adjustments to income. In the first quarter of 2007 and 2006, operating cash flows were positively impacted by changes in working capital balances.

Cash provided by (used in) investing activities was primarily attributable to capital expenditures, purchases and sales of marketable debt and equity securities, as well as acquisitions including our strategic investments. In the first quarter of 2007, we invested $118 million in net capital expenditures and a net $12 million in acquisitions, which was offset by $158 million of cash generated from the net sales and maturities of marketable debt securities. In the first quarter of 2006, we invested $142 million in net capital expenditures, offset by $101 million of cash generated from the net sales of marketable debt securities as well as a net $6 million of cash acquired as a result of acquisitions.

Cash used in financing activities is driven by our financing activities relating to stock repurchases and employee option exercises. During the first quarter of 2007, we used $595 million in the direct purchase of 19.9 million shares of our common stock at an average price of $29.91 per share. During the first quarter of 2006, we used $639 million in the direct repurchase of 19.1 million shares of our common stock at an average price of $33.51 per share.

During the first quarter of 2007, we entered into a structured stock repurchase transaction, which settles in cash or stock depending on the market price of our common stock on the date of maturity, resulting in a total cash outlay of $250 million.

In the first quarter of 2006, we entered into two structured stock repurchase transactions resulting in a total cash outlay of $250 million, which were offset by cash proceeds of $272 million from the settlement of a structured stock transaction resulting in a net cash receipt of $22 million.

Additionally, we had cash proceeds from employee option exercises of $72 million for the first quarter of 2007, compared to $88 million for the same period in 2006. Excess tax benefits from stock-based awards (which are included as a source of cash flows from financing activities) were $52 million for the first quarter of 2007, compared to $100 million for the same period in 2006.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which are due in April 2008. These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur. Upon conversion, we have the right to deliver cash in lieu of common stock. As of March 31, 2007, the market price condition for convertibility of the Notes was satisfied with respect to the second quarter beginning April 1, 2007 and ending June 30, 2007. We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value. We may not redeem the Notes prior to their maturity. See Note 9 — “Long-Term Debt” in the condensed consolidated financial statements for additional information related to the Notes.

Stock repurchases

In October 2006, following the completion of the $3.0 billion share repurchase program that was authorized in March 2005 and was to expire by its terms in March 2010, our Board of Directors authorized a new stock repurchase program for us to repurchase up to $3.0 billion of our outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

As of March 31, 2007, there was an outstanding $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 and will mature in the third quarter of 2007. On the maturity date, if the market price of our common stock is above $33.00, we will have our investment returned with a premium and if the market price of our common stock is at or below such pre-determined price, we will repurchase 8.4 million shares of our common stock, at an effective buy-back price of $29.80 per share. This outstanding transaction is recorded in stockholders’ equity in the condensed consolidated balance sheets. See Note 11 — “Stock Repurchase Programs” in the condensed consolidated financial statements for additional information.

Subsequent to March 31, 2007, we repurchased approximately 10 million shares of our common stock at an average price of $28.31 per share, for a total of $276 million.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $118 million for the first quarter of 2007, compared to $142 million in the same period in 2006.

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

Contractual obligations and commitments

Operating Leases.  We have entered into various non-cancelable operating lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2007 and 2027.

A summary of gross lease commitments as of March 31, 2007 is as follows (in millions):

Gross lease
commitments

Nine months ending December 31, 2007	$78
Years ending December 31,
2008	112
2009	110
2010	96
2011	77
2012	69
Due after 5 years	340

Total gross lease commitments	$882

Affiliate Commitments.  In connection with our contracts to provide sponsored search and/or display advertising services to affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our affiliates. As of March 31, 2007, these commitments totaled $9 million, of which $8 million will be payable in the remainder of 2007 and $1 million will be payable in 2008.

Intellectual Property Rights.  In February 2007, we committed to invest up to $200 million through July 2008 to acquire rights to intellectual property. License payments associated with the acquired rights will be amortized over the useful life of the related intellectual property.

Income Taxes.  As of March 31, 2007, our unrecognized tax benefits amounted to $199 million and are classified as Deferred and other long-term tax liabilities on our condensed consolidated balance sheets. As of March 31, 2007, the settlement period for our income tax liabilities cannot be determined, however it is not expected to be due within the next twelve months.

Other Commitments.  In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, services to be provided by us, or from intellectual property claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers. It is not possible to determine the maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our condensed consolidated financial statements.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2007 and 2006, we had investments in short-term marketable debt securities of approximately $1.0 billion and $1.1 billion, respectively. Such investments had a weighted-average yield of approximately 4.5 percent and 3.5 percent, respectively. As of March 31, 2007 and 2006, we had investments in long-term marketable debt securities of approximately $0.8 billion and $1.4 billion, respectively. Such investments had a weighted average yield of approximately 4.7 percent and 4.0 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $15 million and $25 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of March 31, 2007 and 2006.

The fair market value of the zero coupon senior convertible notes (the “Notes”) issued by Yahoo! and due in April 2008 is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations. As of both March 31, 2007 and 2006, the fair value of the Notes was approximately $1.2 billion based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for approximately 34 percent of total revenues for the first quarter of 2007, compared to 30 percent of total revenues in the same period in 2006. International revenues in the first quarter of 2007 increased $101 million, or 22 percent, compared to the same period in 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won and Australian Dollars. The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period. To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will increase for our International segment, if the United States dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the first quarter of 2006, our international revenues for the first quarter of 2007 would have been lower than we reported by approximately $26 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. In the first quarter of 2007, our net foreign currency transaction losses, realized and unrealized, was $2 million, compared to net losses of $1 million in the same period of 2006. Net foreign currency transaction gains or losses were recorded in other income, net on the condensed consolidated statements of income.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2007 and 2006, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments. Our investments in available-for-sale equity securities were not material as of March 31, 2007 and 2006. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $10 million and $3 million as of March 31, 2007 and 2006, respectively.

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

PART II — OTHER INFORMATION

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint sought declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH, which closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Because LAUNCH settled the LAUNCH litigation as to all other plaintiffs, BMG Music d/b/a/The RCA Records Label was the sole remaining plaintiff in this proceeding. On November 4, 2005, the Court issued an order denying the plaintiff’s summary judgment motions as to interactivity and willful infringement. The trial in this matter began on April 16, 2007. On April 27, 2007 the jury returned a unanimous verdict in favor of LAUNCH finding no liability. The plaintiff may file a notice of appeal within 30 days after judgment is entered.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. Overture accepted a proposal for the settlement and release of claims against the issuer defendants, including Overture. The settlement was presented to the Court in June 2004. On February 15, 2005, the Court issued an order granting conditional preliminary approval of the settlement proposal. On August 31, 2005, the Court issued an order confirming preliminary approval of the settlement. On April 24, 2006, the Court held a fairness hearing in connection with the motion for final approval of the settlement. The Court has yet to issue a ruling on the motion for final approval. The settlement remains subject to a number of conditions, including final approval of the Court. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court’s October 2004 order certifying a class in six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceeding and on April 6, 2007 denied a petition for rehearing of its order. Overture is not one of the test cases and it is unclear what impact this will have on the class in Overture’s case. If the settlement does not occur, and litigation against Overture continues, we intend to defend the case vigorously.

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

We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on February 23, 2007 (the “Fiscal 2006 10-K”), as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Fiscal 2006 10-K.

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft and AOL.

We face significant competition from companies, principally Google, Microsoft and AOL, that have aggregated a variety of Internet products, services and content in a manner similar to Yahoo!. Google’s Internet search service directly competes with us for affiliate and advertiser arrangements, both of which are key to our business and operating results. Additionally, Google offers many other services that directly compete with our services, including a consumer e-mail service, desktop search, local search, instant messaging, photos, maps, mobile applications, shopping services and advertising solutions. Microsoft has introduced its own Internet search service with paid search and may release features that may make Internet searching capabilities a more integrated part of its Windows operating system. AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually, and potentially in combination with each other. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our revenues and growth rates could decline.

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

For the quarter ended March 31, 2007, 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

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

Federal, state, foreign and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our users and partners. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past and expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization of expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

•	the potential disruption of our ongoing business and distraction of management;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected;

•	the potential for patent and trademark infringement claims against the acquired company;

•	the impairment of relationships with customers and partners of the companies we acquired or in which we invested or our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•	the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	our lack of, or limitations on, our control over the operations of our joint venture companies;

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•	the impact of known potential liabilities or unknown liabilities associated with the companies we acquired or in which we invested.

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

We host a wide variety of services that enable individuals and businesses to exchange information, generate content, advertise products and services, conduct business and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users or with respect to auctioned materials. In addition, Yahoo! was the subject of a claim brought by certain entities in a French court regarding, among other things, the availability of certain content within our services which was alleged to violate French law. We may be subject to similar actions in domestic or other international jurisdictions in the future. Our defense of any such actions could be costly and involve significant time and attention of our management and other resources.

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

It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. For example, we offer web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. We may also face purported consumer class action suits relating to our online services, including our fee-based services. Investigating and defending any of these types of claims is expensive, even to the extent that the claims are without merit or do not ultimately result in liability, could subject us to significant monetary liability or cause a change in business practices that could impact our ability to compete.

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

Widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex. In the future, we may make changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause users, advertisers, and affiliates to experience delays or interruptions in our service. These changes, delays or interruptions in our service may cause users, advertisers and affiliates to become dissatisfied with our service and move to competing providers of online services or to engage in litigation. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations and financial condition.

Our business depends on the continued growth and maintenance of the Internet infrastructure.

The success and the availability of our Internet-based products and services depends in part upon the continued growth and maintenance of the Internet infrastructure itself, including its protocols, architecture, network backbone, data capacity and security. Spam, viruses, worms, spyware, denial of service attacks, phishing, and other acts of malice may affect not only the Internet’s speed, reliability and availability but also its continued desirability as a vehicle for commerce, information and user engagement. If the Internet proves unable to meet the new threats and increased demands placed upon it, our business plans, user and advertiser relationships, site traffic and revenues could be adversely affected.

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

If we fail to prevent click fraud or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, we could lose the confidence of our advertisers as well as face potential litigation, government regulation or legislation, which could adversely impact our business and profitability.

We are exposed to the risk of click fraud or other clicks that advertisers may perceive as undesirable. If fraudulent activity occurs and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs. This could damage our brand and lead to a loss of advertisers and revenue. Advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. We may also issue refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, refunds or credits could negatively impact our profitability.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended March 31, 2007, the closing sale prices of our common stock on the Nasdaq ranged from $25.61 to $32.11 per share and the closing sale price on April 30, 2007 was $28.04 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba; and news reports relating to trends in our markets or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2007 was as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total Number	Average	as Part of a	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Programs
Period	Purchased(1)	per Share	Program	(in 000s)(1)(2)

January 1 — January 31, 2007	—	$—	—	$3,000,000
February 1 — February 28, 2007	13,623,550	$29.97	13,623,550	$2,591,692
March 1 — March 31, 2007	6,270,000	$29.78	6,270,000	$2,404,994

Total	19,893,550	$29.91	19,893,550

(1)	The shares repurchased in the three months ended March 31, 2007 were under our stock repurchase program that was announced in October 2006 with an authorized level of $3.0 billion. This program will expire in October 2011.

(2)	As of March 31, 2007, we had an unsettled structured stock transaction in the amount of $250 million. The transaction will mature in August 2007. On the maturity date, if the market price of Yahoo! common stock is above $33.00, we will have our investment returned with a premium and if the market price of our common stock is at or below such pre-determined price, we will repurchase 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share. Any repurchases made under this structured stock repurchase transaction will be reported in the third quarter of 2007 when they occur. This outstanding structured stock repurchase transaction reduces the dollar value of additional shares that may be repurchased under our current program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.3**	Form of Senior Note.
4	.4**	Form of Subordinated Note.
4	.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.7**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
10	.22*	Summary of Compensation Payable to Named Executive Officers.
31	.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.
31	.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: May 10, 2007	By: /s/ SUSAN DECKER Susan Decker Head of Advertiser and Publisher Group and Chief Financial Officer (Principal Financial Officer)

Dated: May 10, 2007	By: /s/ MICHAEL MURRAY Michael Murray Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed January 19, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.3**	Form of Senior Note.
4	.4**	Form of Subordinated Note.
4	.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.7**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
10	.22*	Summary of Compensation Payable to Named Executive Officers.
31	.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.
31	.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.