Form 10-Q
period 2007-06-30
YAHOO INC
filed 2007-08-08
CIK 1011006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Common Stock, $0.001 par value	1,339,552,342

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	(Unaudited, in thousands except per share amounts)

Revenues	$1,575,854	$1,697,920	$3,142,909	$3,369,770
Cost of revenues	645,767	683,012	1,303,710	1,396,649

Gross profit	930,087	1,014,908	1,839,199	1,973,121

Operating expenses:
Sales and marketing	325,845	390,430	657,005	757,849
Product development	208,743	281,086	426,320	520,586
General and administrative	131,909	133,258	260,214	288,423
Amortization of intangibles	34,003	25,177	64,861	52,279

Total operating expenses	700,500	829,951	1,408,400	1,619,137

Income from operations	229,587	184,957	430,799	353,984
Other income, net	36,090	30,736	71,526	66,187

Income before income taxes, earnings in equity interests and minority interests	265,677	215,693	502,325	420,171
Provision for income taxes	(122,698)	(87,732)	(225,630)	(180,090)
Earnings in equity interests	21,634	32,106	48,071	61,255
Minority interests in operations of consolidated subsidiaries	(283)	500	(577)	1,655

Net income	$164,330	$160,567	$324,189	$302,991

Net income per share — basic	$0.12	$0.12	$0.23	$0.23

Net income per share — diluted	$0.11	$0.11	$0.22	$0.21

Shares used in per share calculation — basic	1,405,598	1,339,594	1,411,758	1,346,035

Shares used in per share calculation — diluted	1,476,642	1,403,819	1,484,809	1,410,779

Stock-based compensation expense by function:
Cost of revenues	$1,582	$2,357	$3,267	$4,364
Sales and marketing	38,489	52,110	77,356	102,378
Product development	36,170	64,451	73,887	112,751
General and administrative	23,482	9,861	53,854	49,292

Total stock-based compensation expense	$99,723	$128,779	$208,364	$268,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2006	2007
	(Unaudited, in thousands
	except par values)

ASSETS
Current assets:
Cash and cash equivalents	$1,569,871	$1,525,812
Short-term marketable debt securities	1,031,528	865,325
Accounts receivable, net	930,964	891,621
Prepaid expenses and other current assets	217,779	361,891

Total current assets	3,750,142	3,644,649
Long-term marketable debt securities	935,886	760,402
Property and equipment, net	1,101,379	1,175,858
Goodwill	2,968,557	3,004,052
Intangible assets, net	405,822	393,337
Other long-term assets	459,988	550,339
Investments in equity interests	1,891,834	1,962,671

Total assets	$11,513,608	$11,491,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,130	$142,552
Accrued expenses and other current liabilities	1,046,882	923,044
Deferred revenue	317,982	341,504
Short-term debt	—	749,632

Total current liabilities	1,473,994	2,156,732
Long-term deferred revenue	64,939	61,170
Long-term debt	749,915	—
Other long-term liabilities	36,890	36,451
Deferred and other long-term tax liabilities, net	19,204	261,478
Minority interests in consolidated subsidiaries	8,056	7,748
Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,497,912 and 1,512,838 shares issued, respectively, and 1,360,247 and 1,340,626 shares outstanding, respectively	1,493	1,507
Additional paid-in capital	8,615,915	9,041,370
Treasury stock at cost, 137,665 and 172,212 shares, respectively	(3,324,863)	(4,339,992)
Retained earnings	3,717,560	4,066,855
Accumulated other comprehensive income	150,505	197,989

Total stockholders’ equity	9,160,610	8,967,729

Total liabilities and stockholders’ equity	$11,513,608	$11,491,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2006	2007
	(Unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$324,189	$302,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,201	197,511
Amortization of intangible assets	113,426	113,384
Stock-based compensation expense	208,364	268,785
Tax benefits from stock-based awards	227,820	164,655
Excess tax benefits from stock-based awards	(215,944)	(134,491)
Deferred income taxes	(63,539)	(90,839)
Earnings in equity interests	(48,071)	(61,255)
Dividends received	12,908	15,156
Minority interests in operations of consolidated subsidiaries	577	(1,655)
(Gains) / losses from sales of investments, assets, and other, net	(2,070)	1,522
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(53,355)	43,365
Prepaid expenses and other	(15,963)	(12,519)
Accounts payable	63,753	31,078
Accrued expenses and other liabilities	88,596	(15,839)
Deferred revenue	34,673	18,454

Net cash provided by operating activities	814,565	840,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(316,825)	(262,695)
Purchases of marketable debt securities	(648,333)	(993,039)
Proceeds from sales and maturities of marketable debt securities	845,674	1,344,752
Acquisitions, net of cash acquired	(55,329)	(36,011)
Other investing activities, net	(644)	(19,914)

Net cash (used in) provided by investing activities	(175,457)	33,093

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	189,825	203,725
Repurchases of common stock	(690,209)	(1,015,129)
Structured stock repurchases, net	(227,705)	(250,000)
Excess tax benefits from stock-based awards	215,944	134,491
Other financing activities, net	—	(1,760)

Net cash used in financing activities	(512,145)	(928,673)

Effect of exchange rate changes on cash and cash equivalents	34,567	11,218
Net change in cash and cash equivalents	161,530	(44,059)
Cash and cash equivalents at beginning of period	1,429,693	1,569,871

Cash and cash equivalents at end of period	$1,591,223	$1,525,812

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows — (Continued)

	Six Months Ended
	June 30,	June 30,
	2006	2007
	(Unaudited, in thousands)

Supplemental cash flow disclosures:
Acquisition-related activities
Cash paid for acquisitions	$63,006	$41,767
Cash acquired in acquisitions	(7,677)	(5,756)

	$55,329	$36,011

Common stock, restricted stock and stock options issued in connection with acquisitions	$—	$54,528

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

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but eliminates inconsistencies in

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have a material impact on its financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 but does not believe that the adoption of SFAS 159 will have a material impact on its financial position, cash flows, or results of operations.

Note 2	BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method). For the three months ended June 30, 2006 and 2007, approximately 92 million and 133 million options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive. For the six months ended June 30, 2006 and 2007, approximately 88 million and 133 million options to purchase common stock, respectively, were excluded from the calculation, as they were anti-dilutive. See Note 9 — “Short-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Numerator:
Net income	$164,330	$160,567	$324,189	$302,991

Denominator:
Weighted average common shares	1,410,285	1,343,411	1,416,536	1,350,183
Weighted average unvested restricted stock subject to repurchase	(4,687)	(3,817)	(4,778)	(4,148)

Denominator for basic calculation	1,405,598	1,339,594	1,411,758	1,346,035

Weighted average effect of dilutive securities:
Restricted stock awards	1,781	6,644	1,615	5,779
Employee stock options	32,678	21,010	34,851	22,392
Convertible notes	36,585	36,571	36,585	36,573

Denominator for diluted calculation	1,476,642	1,403,819	1,484,809	1,410,779

Net income per share — basic	$0.12	$0.12	$0.23	$0.23

Net income per share — diluted	$0.11	$0.11	$0.22	$0.21

Note 3	ACQUISITIONS

Transactions completed in 2006

Seven.  On January 29, 2006, the Company and Seven Network Limited (“Seven”), a leading Australian media company, completed a strategic partnership in which the Company contributed its Australian Internet

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

business, Yahoo! Australia and New Zealand (“Yahoo! Australia”), and Seven contributed its online assets, television and magazine content, an option to purchase its 33 percent ownership interest in mobile solutions provider m.Net Corporation Ltd, and cash of $7 million. The Company believes this strategic partnership and the contribution of the respective businesses with their rich media and entertainment content has created a comprehensive and engaging online experience for local users and advertisers. The Company obtained a 50 percent equity ownership interest in the newly formed entity, which operates as “Yahoo! 7.” Pursuant to a shareholders agreement and a power of attorney granted by Seven to vote certain of its shares, the Company has the right to vote 50.1 percent of the outstanding voting interests in Yahoo! 7 and has control over the day-to-day operations and therefore consolidates Yahoo! 7, which includes the operations of Yahoo! Australia. For accounting purposes, the Company is considered to have acquired the assets contributed by Seven in exchange for 50 percent of the ownership of Yahoo! Australia. Accordingly, the Company accounted for this transaction in accordance with SFAS No. 141, “Business Combinations.” The total purchase price was $35 million including direct transaction costs of $2 million.

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

Investment in Gmarket Inc.  During the year ended December 31, 2006, the Company acquired shares in Gmarket Inc., a leading retail e-commerce provider in South Korea, for $61 million, including direct transaction costs of approximately $1 million. During the quarter ended March 31, 2007, the Company acquired additional shares in Gmarket for $8 million. As of June 30, 2007, the Company held an approximate 10 percent ownership interest in Gmarket, with an investment cost base totaling $69 million.

Other Acquisitions — Business Combinations.  During the year ended December 31, 2006, the Company acquired three other companies which were accounted for as business combinations. The total purchase price for these three acquisitions was $42 million and consisted of $41 million in cash consideration and $1 million of direct transaction costs. The total cash consideration of $41 million less cash acquired of $1 million resulted in net cash outlay of $40 million. Of the purchase price, $27 million was allocated to goodwill, $21 million to amortizable

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

intangible assets and $6 million to net assumed liabilities. In connection with these business combinations, the Company also issued stock-based awards valued at $23 million that will be recognized as compensation expense over the next three years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company also completed immaterial asset acquisitions that did not qualify as business combinations during the year ended December 31, 2006.

Transactions completed in 2007

Other Acquisitions — Asset Acquisitions.  During the six months ended June 30, 2007, the Company acquired three companies which were accounted for as asset acquisitions. The total purchase price for these acquisitions was $54 million and consisted of $17 million in cash consideration, $36 million in equity consideration and $1 million of direct transaction costs. The total cash consideration of $17 million less cash acquired of $3 million resulted in net cash outlay of $14 million. For accounting purposes, approximately $76 million was allocated to amortizable intangible assets, $26 million to net assumed liabilities, primarily deferred income tax liabilities, $1 million to tangible assets, and $3 million to cash acquired. In connection with these acquisitions, the Company also issued stock-based awards valued at $19 million that will be recognized as expense over the next three years.

The Company also completed immaterial business combinations during the six months ended June 30, 2007.

See Note 15 — “Subsequent Events” for additional information related to the Company’s acquisition of Right Media Inc.

Note 4	INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31,	June 30,	Percent
	2006	2007	Ownership

Alibaba	$1,411,651	$1,414,801	44%
Yahoo! Japan	476,870	544,303	34%
Other	3,313	3,567

Total	$1,891,834	$1,962,671

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The purchase price was based on acquiring a 40 percent equity interest in Alibaba on a fully diluted basis. As of June 30, 2007, the Company’s ownership interest in Alibaba was 44 percent, an approximate 2 percent decrease from the initial investment, primarily as a result of the conversion of Alibaba’s outstanding convertible debt in April 2006. The Company’s ownership interest in Alibaba may now be further diluted to 39 percent upon exercise of Alibaba’s employee stock options. The Company will recognize non-cash gains if and when such further dilution to its ownership interest in Alibaba occurs, as such reduction in interest results in an incremental sale of Yahoo! China. In allocating the excess of the carrying value of its investment in Alibaba over its proportionate share of the net assets of Alibaba, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent.

As of June 30, 2007, the difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,414,801
Proportionate share of net assets of Alibaba	936,790

Excess of carrying value of investment over proportionate share of net assets	$478,011

The excess carrying value has been primarily assigned to:
Goodwill	$416,278
Amortizable intangible assets	64,038
Deferred income taxes	(2,305)

Total	$478,011

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately 5 years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The Company also has commercial arrangements with Alibaba to provide technical, development, and advertising services. For the three and six months ended June 30, 2007, these transactions were not material.

Equity Investment in Yahoo! Japan.  During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed. Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan. During the three months ended June 30, 2006 and 2007, the Company received cash dividends from Yahoo! Japan in the amounts of $13 million and $15 million, before taxes, respectively, which were recorded as reductions in the Company’s investment in Yahoo! Japan. The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs and license fees. The net cost of these arrangements was approximately $59 million and $80 million for the three months ended June 30, 2006 and 2007, respectively. The net cost of these arrangements was approximately $119 million and $158 million for the six months ended June 30, 2006 and 2007, respectively.

The investment in Yahoo! Japan is being accounted for using the equity method and the total investment is classified as a part of the Investments in equity interests balance on the condensed consolidated balance sheets. The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests on the condensed consolidated statements of income. The fair value of the Company’s approximate 34 percent ownership interest in Yahoo! Japan, based on the quoted stock price, was approximately $6.9 billion as of June 30, 2007.

Prior to and during 2001, Yahoo! Japan acquired the Company’s equity interests in certain entities in Japan for total consideration of approximately $65 million, paid partially in shares of Yahoo! Japan common stock and

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan financial statements for the three and six months ended March 31, 2006 and 2007, respectively, and as of December 31, 2006 and March 31, 2007, respectively (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2006	2007	2006	2007

Operating data(*)
Revenues	$402,601	$482,360	$800,120	$945,352
Gross profit	$388,381	$463,882	$749,653	$909,050
Income from operations	$201,805	$247,490	$381,912	$482,706
Net income	$111,148	$133,948	$218,975	$262,786

	December 31,	March 31,
	2006	2007

Balance sheet data
Current assets	$739,540	$977,868
Long-term assets	$1,676,416	$1,722,267
Current liabilities	$504,033	$644,721
Long-term liabilities	$420,181	$424,065

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears in earnings in equity interests.

The differences between United States and Japanese generally accepted accounting principles did not materially impact the amounts reflected in the Company’s financial statements.

Note 5	GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2007	$1,658,879	$1,309,678	$2,968,557
Acquisitions and other(*)	(2,383)	12,680	10,297
Foreign currency translation adjustments	—	25,198	25,198

Balance as of June 30, 2007	$1,656,496	$1,347,556	$3,004,052

(*)	Other primarily includes certain purchase price adjustments that affect existing goodwill.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2006	June 30, 2007
			Accumulated
		Gross Carrying	Amortization
	Net	Amount	(*)	Net

Customer, affiliate, and advertiser related relationships	$96,599	$279,063	$(212,054)	$67,009
Developed technology and intellectual property rights	210,446	488,918	(245,720)	243,198
Trademark, trade name and domain name	98,777	187,869	(104,739)	83,130

Total intangible assets, net	$405,822	$955,850	$(562,513)	$393,337

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $22 million as of June 30, 2007 since the acquisition of these intangible assets.

For both the three months ended June 30, 2006 and 2007, the Company recognized amortization expense for intangible assets of $57 million, respectively. For both the six months ended June 30, 2006 and 2007, the Company recognized amortization expense for intangible assets of $113 million, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2007 and each of the succeeding years is as follows: six months ending December 31, 2007: $110 million; 2008: $168 million; 2009: $60 million; 2010: $34 million; 2011: $7 million and cumulatively thereafter: $14 million.

Note 7	OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Interest and investment income	$37,924	$33,701	$73,401	$71,838
Investment losses, net	(4,106)	(3,292)	(3,335)	(2,843)
Other	2,272	327	1,460	(2,808)

Total other income, net	$36,090	$30,736	$71,526	$66,187

Investment losses, net include realized investment gains, realized investment losses, foreign exchange transaction gains and losses and impairment charges related to declines in values of publicly traded and privately held companies judged to be other than temporary.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8	COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Net income	$164,330	$160,567	$324,189	$302,991
Change in net unrealized gains/(losses) on available-for-sale securities, net of tax and reclassification adjustments	7,330	(2,326)	20,199	(11,203)
Foreign currency translation adjustment	85,331	36,379	100,068	58,687

Other comprehensive income	92,661	34,053	120,267	47,484

Comprehensive income	$256,991	$194,620	$444,456	$350,475

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31,	June 30,
	2006	2007

Unrealized gains and losses on available-for-sale securities, net of tax	$21,800	$10,597
Foreign currency translation, net of tax	128,705	187,392

Accumulated other comprehensive income	$150,505	$197,989

Note 9	SHORT-TERM DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 1, 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the condensed consolidated balance sheets in other current assets. As of June 30, 2007, $2.6 million of the transaction fees remain to be amortized. The Notes were issued at par and bear no interest. The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of June 30, 2007, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning on July 1, 2007 and ending on September 30, 2007. During this period holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note. The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

As of June 30, 2007 the fair value of the Notes was approximately $1.0 billion based on quoted market prices. The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

share since the Notes were issued. To the extent that holders of the Notes do not exercise their conversion rights prior to the maturity date of April 1, 2008, the Company will be obligated to pay in cash the principal amount of any such Notes that remain outstanding on such maturity date. Consequently, the Notes have been classified as short-term debt in the condensed consolidated balance sheet as of June 30, 2007. The Notes were misclassified as long-term debt in the condensed consolidated balance sheet as of June 30, 2007 that was included in the Company’s second quarter earnings release issued on July 17, 2007.

Note 10	STOCK-BASED COMPENSATION

Stock Options.  The Company’s 1995 Stock Plan and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans and the 1996 Directors’ Stock Option Plan for the six months ended June 30, 2007 is summarized as follows (in thousands, except per share amounts and as noted):

		Weighted Average
		Exercise Price per
	Shares	Share

Outstanding at December 31, 2006	189,655	$29.46
Options granted	19,332	$29.15
Options exercised(*)	(11,373)	$13.74
Options cancelled/forfeited/expired	(18,346)	$34.71

Outstanding at June 30, 2007	179,268	$29.89

(*)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

As of June 30, 2007, there was $455 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 3.20 years.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		1996 Employee Stock Purchase Plan
	Three Months Ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	5.0%	4.8%	5.0%	4.5%
Expected volatility	34.3%	30.2%	31.7%	30.3%
Expected life (in years)	3.8	3.8	1.2	1.0

	Stock Options		1996 Employee Stock Purchase Plan
	Six Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	4.7%	5.0%	4.5%
Expected volatility	34.0%	30.4%	31.7%	30.3%
Expected life (in years)	3.8	3.8	1.2	1.0

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Restricted stock awards activity for the six months ended June 30, 2007 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at December 31, 2006	12,281	$34.53
Granted	9,912	$28.66
Vested	(591)	$28.61
Forfeited	(1,813)	$32.70

Unvested at June 30, 2007	19,789	$31.93

As of June 30, 2007, there was $351 million of unrecognized stock-based compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 1.76 years.

Executive Retention Compensation Arrangement.  During 2006, the Compensation Committee of the Company’s Board of Directors approved a three year performance and retention compensation arrangement with Terry Semel, the Company’s then Chief Executive Officer (“CEO”). For each of the years 2006 to 2008, as the CEO, Mr. Semel was eligible to receive a discretionary annual bonus payable in the form of a fully vested non-qualified stock option for up to 1 million shares with an exercise price equal to the closing trading price of the Company’s common stock on the date of the grant.

On June 18, 2007, the executive retention compensation arrangement was terminated due to Mr. Semel’s resignation as the CEO of the Company. During the second quarter of 2007, $16 million of stock-based compensation expense recorded through March 31, 2007 related to forfeitures of equity awards previously granted to Mr. Semel, was reversed.

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

In the six months ended June 30, 2007, the Company repurchased 34.5 million shares of common stock directly at an average price of $29.39 per share. Total cash consideration for the repurchased stock was $1,013 million.

In addition, upon the vesting of certain restricted stock awards during the six months ended June 30, 2007, shares of such vested stock were reacquired by the Company to satisfy tax withholding obligations. This had the effect of a stock repurchase by the Company of $2 million. The 69,000 shares repurchased reduced the number of shares outstanding. These repurchased shares are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.

As of June 30, 2007, there was an outstanding $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 and will mature in the third quarter of 2007. On the maturity date, if the market price of the Company’s common stock is above $33.00, the Company will have its investment returned with a premium and if the market price of its common stock is at or below such pre-determined price, the Company will

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

repurchase 8.4 million shares of its common stock at an effective buy-back price of $29.80 per share. This outstanding transaction is recorded in stockholders’ equity in the condensed consolidated balance sheets.

See Note 15 — “Subsequent Events” for additional information.

Note 12	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.  The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2007 and 2027.

A summary of gross and net lease commitments as of June 30, 2007 follows (in millions):

	Gross lease	Sublease	Net lease
	commitments	income	commitments

Six months ending December 31, 2007	$55	$(2)	$53
Years ending December 31,
2008	114	(3)	111
2009	113	(3)	110
2010	98	(2)	96
2011	78	(1)	77
2012	70	—	70
Due after 5 years	341	—	341

Total gross and net lease commitments	$869	$(11)	$858

Affiliate Commitments.  In connection with contracts to provide sponsored search and/or display advertising services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its affiliates. As of June 30, 2007, these commitments totaled $177 million, of which $10 million will be payable in the remainder of 2007, $43 million will be payable in 2008, $63 million will be payable in 2009, and $61 million will be payable in 2010.

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, the Company is obligated to invest up to $184 million through July 2008. To the extent the licensed intellectual property will benefit future periods, the Company will capitalize such payments and amortize them over the useful life of the related intellectual property.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Contingencies.  From time to time, third parties assert patent infringement claims against Yahoo!. Currently, the Company is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes. In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation, invasion of privacy, or similar claims arising in connection with the Company’s e-mail, message boards, auction sites, shopping services and other communications and community features.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint sought declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH, which closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Because LAUNCH settled the LAUNCH litigation as to all other plaintiffs, BMG Music d/b/a/The RCA Records Label was the sole remaining plaintiff in this proceeding. On April 27, 2007, after a two week jury trial, the jury returned a unanimous verdict in favor of LAUNCH finding no liability. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Second Circuit.

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

On May 11, 2007, the first of two purported securities class action lawsuits was filed against Yahoo! Inc. and certain of its officers and members of the Board of Directors. The first lawsuit was filed in the United States District Court, Central District of California by plaintiff Ellen Rosenthal Brodsky and the second lawsuit was filed in the United States District Court, Central District of California by plaintiff Manfred Hacker. The plaintiffs allege, among

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

other things, violation of the Securities Exchange Act of 1934 sections 10(b) and 20(a), as well as Rule 10b-5. The plaintiffs generally claim that Yahoo! issued false, deceptive or misleading statements concerning its advertising business, financial results, and sales and growth potential between April 8, 2004 and July 18, 2006. The complaints seek unspecified compensatory damages, injunctive relief, costs and attorneys’ fees. The Company believes these cases are without merit and intends to defend them vigorously.

On May 15, 2007, the first of two shareholder derivative actions was filed in the Superior Court of Santa Clara County by plaintiff Greg Brockwell against certain officers and members of the Board of Directors of Yahoo! Inc. purportedly on behalf of Yahoo! Inc. The second derivative action was filed in the United States District Court for the Central District of California on June 14, 2007 by plaintiff Jill Watkins. The derivative actions, which include allegations of substantially identical facts to the purported securities class actions, attempt to state various claims under California law for trading by defendants on alleged material non-public information, and allegations of breaches of fiduciary duties relating to financial reporting, misappropriation of information, abuse of control and waste of corporate assets. The federal derivative action includes an additional claim for alleged violation of Section 10(b) of the Securities Exchange Act of 1934. The derivative actions seek unspecified damages, equitable and injunctive relief, including, among other things, changes to corporate governance and internal procedures, restitution and disgorgement of profits and compensation received by defendants, costs and attorneys’ fees.

The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against such claims. In the event of a determination adverse to Yahoo! or its subsidiaries, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Revenues by segment:
United States	$1,070,134	$1,118,514	$2,167,172	$2,219,271
International	505,720	579,406	975,737	1,150,499

Total revenues	$1,575,854	$1,697,920	$3,142,909	$3,369,770

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$340,598	$362,337	$675,867	$703,855
International	116,260	111,292	215,923	229,809

Total segment operating income before depreciation, amortization and stock-based compensation expense	456,858	473,629	891,790	933,664
Depreciation and amortization	(127,548)	(159,893)	(252,627)	(310,895)
Stock-based compensation expense	(99,723)	(128,779)	(208,364)	(268,785)

Income from operations	$229,587	$184,957	$430,799	$353,984

Capital expenditures, net:
United States	$152,653	$120,668	$278,423	$220,993
International	22,425	24,008	38,402	41,702

Total capital expenditures, net	$175,078	$144,676	$316,825	$262,695

	December 31,	June 30,
	2006	2007

Property and equipment, net:
United States	$975,510	$1,036,435
International	125,869	139,423

Total property and equipment, net	$1,101,379	$1,175,858

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in the three and six months ended June 30, 2006 and 2007.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Marketing services:
Owned and Operated sites	$752,414	$886,643	$1,468,982	$1,703,989
Affiliate sites	633,831	599,389	1,298,117	1,250,662

Marketing services	1,386,245	1,486,032	2,767,099	2,954,651
Fees	189,609	211,888	375,810	415,119

Total revenues	$1,575,854	$1,697,920	$3,142,909	$3,369,770

Note 14	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

$46 million increase to the January 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. At January 1, 2007, the Company had approximately $620 million in total unrecognized tax benefits.

The total unrecognized tax benefits of $620 million include approximately $306 million related to a capital loss resulting from a subsidiary restructuring transaction and approximately $124 million related to research and development tax credit carry-forwards attributable to the exercise of employee stock options in prior years. These amounts have been netted against the related deferred tax assets. The remaining $190 million is recorded within deferred and other long-term tax liabilities on the Company’s condensed consolidated balance sheet as of January 1, 2007.

The total unrecognized tax benefits of $620 million at January 1, 2007 comprised $443 million that, if recognized, would reduce the effective income tax rate in future periods; $4 million that, if recognized, would result in a reduction to goodwill; $104 million that, if recognized, would result in a credit to additional paid-in capital; and $69 million related to federal tax benefit on state unrecognized tax benefits, if recognized. However, one or more of these unrecognized tax benefits could be subject to a valuation allowance if and when recognized in a future period, which could impact the timing of any related effective tax rate benefit.

During the three and six months ended June 30, 2007, the Company recorded an increase in its total unrecognized tax benefits of approximately $31 million and $38 million, respectively.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at June 30, 2007 was immaterial.

The Company files income tax returns in the United States (“U.S.”) on a federal basis and in many U.S. state and foreign jurisdictions. The tax years 1995 to 2006 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. Over the next twelve months, our existing tax positions are expected to generate an increase in total unrecognized tax benefits.

Note 15	SUBSEQUENT EVENTS

Stock Repurchase Transactions.  Subsequent to June 30, 2007, the Company repurchased approximately 4 million shares of its common stock at an average price of $26.75 per share, for a total of $100 million.

Right Media Acquisition.  On July 11, 2007, the Company completed the acquisition of Right Media Inc. (“Right Media”), an online advertising exchange. The Company believes that the acquisition of Right Media is a key step in executing the Company’s long term strategy to transform how online advertisers and publishers connect to their target audience. The acquisition followed the Company’s 20 percent strategic investment in Right Media in October 2006. Under the terms of the agreement, the Company acquired all of the remaining equity interests (including all outstanding options and restricted stock units) in Right Media for an aggregate consideration of approximately $650 million. Right Media stockholders were generally paid in approximately equal parts cash and Yahoo! common stock (approximately 8 million shares), and outstanding Right Media options and restricted stock units were assumed and are exercisable or will be paid in Yahoo! common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about effective tax rate;

•	expectations about our on-going strategic initiatives;

•	anticipated capital expenditures;

•	evaluation of possible acquisitions of, or investments in, businesses, products and technologies; and

•	expectations about positive cash flow generation and existing cash and investments being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Overview

We are a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Our mission is to connect people to their passions, their communities, and the world’s knowledge. We seek to provide Internet services that are essential and relevant to our global audience of users and advertisers. To our users, we provide our owned and operated online properties and services (the “Yahoo! Properties”). To our advertisers, we provide a range of tools and marketing solutions designed to enable them to reach our community of users through the Yahoo! Properties and our distribution network of third-party entities (referred to as “affiliates”) who have integrated our search and/or display advertising offerings into their websites.

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

Many of our services are free to users. We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and on the websites of our affiliates and by charging our users for premium services. We classify these revenues as either marketing services or fees. The majority of our offerings are available globally in more than 20 languages. We manage and measure our business geographically. Our principal geographies are the United States and International.

Second Quarter Highlights

Revenues	Our revenues for the second quarter of 2007 increased 8 percent year over year to $1.7 billion, with unique users up 12 percent year over year, fee paying users up 18 percent year over year, and page views up 19 percent year over year.

Income from Operations	Our operating income for the second quarter of 2007 declined primarily due to the year over year increase in operating expenses of $129 million, compared to the same period in 2006.

Stock Repurchases	We repurchased 14.6 million shares of our common stock in the second quarter of 2007 at an average price of $28.67 per share.

	Three Months Ended June 30,		2006-2007	Six Months Ended June 30,		2006-2007
Operating Highlights	2006	2007	Change	2006	2007	Change
	(In thousands)

Revenues	$1,575,854	$1,697,920	$122,066	$3,142,909	$3,369,770	$226,861
Income from operations	$229,587	$184,957	$(44,630)	$430,799	$353,984	$(76,815)

	Six Months Ended June 30,		2006-2007
Cash Flow Highlights	2006	2007	Change
	(In thousands)

Net cash provided by operating activities	$814,565	$840,303	$25,738
Net cash (used in) provided by investing activities	$(175,457)	$33,093	$208,550
Net cash used in financing activities	$(512,145)	$(928,673)	$(416,528)

We believe the search queries, page views, click-throughs and the related marketing services and fees revenues that we generate correlate to the number and activity level of users across our offerings on the Yahoo! Properties and the activity level on our affiliate network. In the fourth quarter of 2006, we launched a new search marketing system, referred to as Project Panama, and we are progressing with our migration plan for our active advertisers worldwide on to the new system. We believe the new search marketing system, including the new ranking model which was launched in the United States in the first quarter of 2007, will enable us to provide a more relevant search experience to our users, more valuable customer leads to advertisers, and additional opportunities to our affiliate and distribution partners. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services. We believe this deeper engagement of new and existing users and our new search marketing system, coupled with the growth of the Internet as an advertising medium will increase our revenues for the remainder of 2007 over 2006.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Revenues	100%	100%	100%	100%
Cost of revenues	41	40	41	41

Gross profit	59	60	59	59
Operating expenses:
Sales and marketing	21	23	21	22
Product development	13	17	14	15
General and administrative	8	8	8	9
Amortization of intangibles	2	1	2	2

Total operating expenses	44	49	45	48

Income from operations	15	11	14	11
Other income, net	2	2	2	2

Income before income taxes, earnings in equity interests and minority interests	17	13	16	13
Provision for income taxes	(8)	(5)	(7)	(5)
Earnings in equity interests	1	1	1	1
Minority interests in operations of consolidated subsidiaries	0	0	0	0

Net income	10%	9%	10%	9%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2006	(*)	2007	(*)	Change	2006	(*)	2007	(*)	Change

Marketing services:
Owned and Operated sites	$752,414	48%	$886,643	53%	18%	$1,468,982	47%	$1,703,989	51%	16%
Affiliate sites	633,831	40%	599,389	35%	(5)%	1,298,117	41%	1,250,662	37%	(4)%

Marketing services	$1,386,245	88%	$1,486,032	88%	7%	$2,767,099	88%	$2,954,651	88%	7%
Fees	189,609	12%	211,888	12%	12%	375,810	12%	415,119	12%	10%

Total revenues	$1,575,854	100%	$1,697,920	100%	8%	$3,142,909	100%	$3,369,770	100%	7%

(*) Percent of total revenues.

Marketing Services Revenues from Owned and Operated Sites.  Marketing services revenue from owned and operated sites, or Yahoo! Properties, for the second quarter of 2007 increased by $134 million, or 18 percent, as compared to the same period in 2006. Marketing services revenue from owned and operated sites for the six months ended June 30, 2007 increased by $235 million, or 16 percent, as compared to the same period in 2006. Factors leading to growth in overall marketing services revenue included an increase in our user base and activity levels on the Yahoo! Properties, which contributed to a higher volume of search queries, page views and click-throughs. We expect marketing services revenue from our owned and operated sites to continue growing at a rate faster than total revenue.

Our number of unique users worldwide as of June 30, 2007 was approximately 12 percent higher than the number of unique users as of June 30, 2006. Unique users refers to our internal estimates of the number of people who visited the Yahoo! Properties in a given month.

The number of page views (including searches) on the Yahoo! Properties increased by approximately 19 percent and 20 percent in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase in the volume of page views is attributable to an increased number of users and the expanded offering of properties.

The average revenue per page view (including searches) decreased by approximately 1 percent and 3 percent in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to a shift toward lower priced inventory offset by the positive impact of the new search marketing system.

Marketing Services Revenues from Affiliate Sites.  Marketing services revenue from affiliate sites for the second quarter of 2007 decreased $34 million, or 5 percent, as compared to the same period in 2006. Marketing services revenue from affiliate sites for the six months ended June 30, 2007 decreased $47 million, or 4 percent, as compared to the same period in 2006. The year over year decline was primarily due to on-going network quality initiatives, as well as declining revenues from our relationship with Microsoft Corporation (“Microsoft”), which left our affiliate network during 2006. We expect marketing services revenues from our affiliate sites to continue to decline as a percentage of overall marketing services revenue.

The number of searches on our affiliate network sites increased by approximately 11 percent and 4 percent in the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. The increase in the volume of searches can be attributed to the increased number of affiliates which was offset by the loss of our affiliate relationship with Microsoft.

The average revenue per search on the affiliate network decreased by approximately 15 percent and 7 percent in the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to a decline in revenue from certain affiliate sites and the impact of our on-going traffic quality initiatives.

Fees Revenue.  Fees revenue for the second quarter of 2007 increased $22 million, or 12 percent, as compared to the same period in 2006. Fees revenue for the six months ended June 30, 2007 increased $39 million, or 10 percent, as compared to the same period in 2006. The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 16.9 million as of June 30, 2007, compared to 14.3 million as of June 30, 2006, an increase of 18 percent. Our increased base of paying users was due to growth in users across most of our offerings, with the largest growth generated from new Internet broadband users. Our fee-based services include Internet broadband services, sports, music, games, personals, and premium mail offerings, as well as our services for small businesses. Average monthly revenue per paying user slightly decreased to the lower end of our $3.00 to $3.50 range for the three and six months ended June 30, 2007, compared to the same periods in 2006. The decline in average monthly revenue per paying user reflects the continued growth of paying users in our services with lower fees.

Costs and Expenses:  Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2006	(*)	2007	(*)	Change	2006	(*)	2007	(*)	Change

Cost of revenues	$645,767	41%	$683,012	40%	6%	$1,303,710	41%	$1,396,649	41%	7%
Sales and marketing	$325,845	21%	$390,430	23%	20%	$657,005	21%	$757,809	22%	15%
Product development	$208,743	13%	$281,086	17%	35%	$426,320	14%	$520,586	15%	22%
General and administrative	$131,909	8%	$133,258	8%	1%	$260,214	8%	$288,423	9%	11%
Amortization of intangibles	$34,003	2%	$25,177	1%	(26)%	$64,861	2%	$52,279	2%	(19)%

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Cost of revenues	$1,582	$2,357	$3,267	$4,364
Sales and marketing	38,489	52,110	77,356	102,378
Product development	36,170	64,451	73,887	112,751
General and administrative	23,482	9,861	53,854	49,292

Total stock-based compensation expense	$99,723	$128,779	$208,364	$268,785

See Note 10 — “Stock-Based Compensation” in the condensed consolidated financial statements as well as our Critical Accounting Policies, Judgments and Estimates for additional information about stock-based compensation.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs (“TAC”) and other expenses associated with the production and usage of the Yahoo! Properties. TAC consists of payments made to affiliates who have integrated our search and/or display advertising offerings into their websites and payments made to companies that direct consumer and business traffic to the Yahoo! Properties. Other cost of revenues consists of fees paid to third parties for content included on our online media properties, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of acquired intellectual property rights and developed technology, and compensation related expenses including stock-based compensation expense.

Cost of revenues was as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2006	(*)	2007	(*)	Change	2006	(*)	2007	(*)	Change

TAC	$453,199	29%	$454,154	27%	—%	$932,556	29%	$942,928	28%	1%
Other cost of revenues	192,568	12%	228,858	13%	19%	371,154	12%	453,721	13%	22%

Cost of revenues	$645,767	41%	$683,012	40%	6%	$1,303,710	41%	$1,396,649	41%	7%

(*) Percent of total revenues.

Cost of revenues for the second quarter of 2007 increased $37 million, or 6 percent, as compared to the same period of 2006. The increase included $1 million of additional TAC, as well as an increase of $36 million in other costs of revenues. Cost of revenues for the six months ended June 30, 2007 increased $93 million, or 7 percent, as compared to the same period of 2006. The increase included $10 million of additional TAC, as well as an increase of $83 million in other cost of revenues.

The year over year increases in TAC of less than 1 percent and 1 percent for the three and six months ended June 30, 2007, respectively, were mainly driven by decreases of 5 percent and 4 percent in marketing services revenues from affiliate sites compared to the same periods of 2006, respectively, offset by on-going increases in TAC rates compared to the same periods of 2006.

The year over year increase for the three months ended June 30, 2007 in other cost of revenues included increases of $19 million in the depreciation of server equipment, information technology assets and maintenance costs, $4 million in Internet connection charges and data center costs, and $13 million in amortization of developed technology and intellectual property rights acquired through acquisitions. The year over year increase for the six months ended June 30, 2007 in other cost of revenues included increases of $42 million in the depreciation of server equipment, information technology assets and maintenance costs, $12 million in Internet connection charges and data center costs, and $20 million in amortization of developed or acquired technology and intellectual property rights.

The increase in the depreciation of server equipment, information technology assets and maintenance costs resulted from our continued investments in information technology assets and server equipment. Increased Internet connection charges and data center costs supported our growing audience of users, traffic, and new offerings on the Yahoo! Properties. The increase in the amortization of developed technology and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions and travel costs. Sales and marketing expenses for the second quarter of 2007 increased $65 million, or 20 percent, as compared to the same period of 2006. Sales and marketing expenses for the six months ended June 30, 2007 increased $101 million, or 15 percent, as compared to the same period of 2006.

The year over year increases in sales and marketing expenses for the three and six months ended June 30, 2007 were largely due to increases in compensation expense. Compensation expense increased approximately $46 million and $74 million for the three and six months ended June 30, 2007, respectively, including an additional $14 million and $25 million, respectively, of stock-based compensation expense, due to increases in our sales and marketing headcount as we expanded our presence in certain territories to support our growing advertiser base. Marketing and other expenses for the three and six months ended June 30, 2007 increased approximately $10 million and $17 million, respectively, primarily due to a new marketing campaign in 2007. Consulting services costs for the three and six months ended June 30, 2007 increased $7 million and $11 million, respectively, primarily due to temporary support required to assist with the implementation of Project Panama.

Sales and marketing expenses as a percentage of revenues were 23 percent (including 3 percent related to stock-based compensation expense) and 21 percent (including 2 percent related to stock-based compensation expense) for the second quarter of 2007 and 2006, respectively. Sales and marketing expenses as a percentage of revenues were 22 percent (including 3 percent related to stock-based compensation expense) and 21 percent (including 2 percent related to stock-based compensation expense) for the six months ended June 30, 2007 and 2006, respectively.

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

Product development expenses for the second quarter of 2007 increased $72 million, or 35 percent, as compared to the same period of 2006. Product development expenses for the six months ended June 30, 2007 increased $94 million, or 22 percent, as compared to the same period of 2006. Approximately $65 million and $93 million of the increase for the three and six month periods, respectively, were related to compensation expense including an additional $28 million and $39 million of stock-based compensation expense, respectively, (including an $8 million incremental increase to stock-based compensation expense related to the departure of an executive officer during the second quarter of 2007). The increased compensation expense reflected our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on the Yahoo! Properties. Additionally, depreciation increased $8 million and $10 million mainly due to our continued investments in information technology assets and server equipment for the three and six months ended June 30, 2007, respectively.

Product development expenses as a percentage of revenues were 17 percent (including 4 percent related to stock-based compensation expense) and 13 percent (including 2 percent related to stock-based compensation expense) for the second quarter of 2007 and 2006, respectively. Product development expenses as a percentage of revenues were 15 percent (including 3 percent related to stock-based compensation expense) and 14 percent (including 2 percent related to stock-based compensation expense) for the six months ended June 30, 2007 and 2006, respectively.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) and fees for professional services.

General and administrative expenses for the second quarter of 2007 increased $1 million, or 1 percent, compared to the same period of 2006. Our facility related expenses increased $2 million mainly due to our new and expanded facilities and depreciation also increased $3 million mainly due to our continued investments in information technology assets and server equipment. These increases were offset by a decrease in compensation expense of $3 million (including a $16 million reduction in expense due to the reversal of stock-based compensation expense related to Terry Semel’s resignation as Chief Executive Officer of the Company during the second quarter of 2007).

General and administrative expenses for the six months ended June 30, 2007 increased $28 million, or 11 percent, compared to the same period of 2006. Compensation expense increased by $16 million (including a $16 million reduction in expense due to the reversal of stock-based compensation expense related to Terry Semel’s resignation as Chief Executive Officer of the Company during the second quarter of 2007). Additionally, our facility related expenses increased $9 million mainly due to our new and expanded facilities and depreciation increased $6 million mainly due to our continued investments in information technology assets and server equipment.

General and administrative expenses as a percentage of revenues were 8 percent (including 1 percent related to stock-based compensation expense) and 8 percent (including 1 percent related to stock-based compensation expense) for the second quarter of 2007 and 2006, respectively. General and administrative expenses as a percentage of revenues were 9 percent (including 1 percent related to stock-based compensation expense) and 8 percent (including 2 percent related to stock-based compensation expense) for the six months ended June 30, 2007 and 2006, respectively.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in the cost of revenues and not in amortization of intangibles.

Amortization of intangibles was approximately $25 million for the second quarter of 2007, compared to $34 million for the same period of 2006. Amortization of intangibles was approximately $52 million for the six months ended June 30, 2007, compared to $65 million for the same period of 2006. Amortization of intangibles was 1 percent and 2 percent of revenues for the second quarters of 2007 and 2006, respectively. Amortization of intangibles was 2 percent of revenues for the six months ended June 30, 2007 and 2006, respectively. The year over year decrease in amortization of intangibles was primarily the result of more intangible assets being fully amortized as of June 30, 2007 compared to June 30, 2006. As of June 30, 2007, we had net intangible assets of $393 million on our condensed consolidated balance sheet, including acquired intellectual property rights and developed technology which are amortized in cost of revenues.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Interest and investment income	$37,924	$33,701	$73,401	$71,838
Investment losses, net	(4,106)	(3,292)	(3,335)	(2,843)
Other	2,272	327	1,460	(2,808)

Total other income, net	$36,090	$30,736	$71,526	$66,187

Other income, net was $31 million for the second quarter of 2007, a decrease of $5 million compared to the same period in 2006. Interest and investment income for the second quarter of 2007 decreased mainly from lower average invested balances, compared to the same period in 2006. Average interest rates were approximately 4.3 percent in the second quarter of 2007, compared to 3.9 percent in the same period of 2006. This increase was offset by an increase in foreign currency translation losses incurred during the second quarter of 2007.

Other income, net was $66 million for the six months ended June 30, 2007, a decrease of $5 million compared to the same period in 2006. Interest and investment income for the six months ended June 30, 2007 decreased mainly from lower average invested balances, compared to the same period in 2006. Average interest rates were approximately 4.4 percent in the six months ended June 30, 2007, compared to 3.8 percent in the same period of 2006. This increase was offset by an increase in our foreign currency losses incurred during the six months ended June 30, 2007. Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rate for the second quarter of 2007 was 41 percent, compared to 46 percent for the same period in 2006. The effective tax rate for the six months ended June 30, 2007 was 43 percent, compared to 45 percent for the same period in 2006. These effective tax rates differ from the amounts computed by applying the federal statutory income tax rate primarily due to state taxes, foreign losses for which no tax benefit is provided, and non-deductible stock-based compensation expense. The effective tax rates for both periods in 2007 were lower than the rates for the same periods in 2006 primarily due to a one-time benefit recorded in the second quarter of 2007 resulting from a reduction in nondeductible executive compensation expense.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. See Note 14 — “Income Taxes” in the condensed consolidated financial statements for additional information.

Earnings in Equity Interests.  Earnings in equity interests for the second quarter of 2007 was $32 million, compared to $22 million for the same period of 2006. Earnings in equity interests for the six months ended June 30, 2007 was $61 million (net of $7 million related to tax expense on dividends received), compared to $48 million (net of $6 million related to tax expense on dividends received) for the same period of 2006. Earnings in equity interests consists of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba. See Note 4 — “Investments in Equity Interests” in the condensed consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our consolidated financial statements. Minority interests in operations of consolidated subsidiaries were less than $1 million for the second quarters of 2007 and 2006. Minority interests in operations of consolidated subsidiaries were $2 million for the six months ended June 30, 2007, compared to less than $1 million for the same period in 2006. Minority interests recorded for the three and six months ended June 30, 2007 and 2006 were related to our Yahoo! 7 joint venture arrangement which was completed in the first quarter of 2006. See Note 3 — “Acquisitions” in the condensed consolidated financial statements for additional information.

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

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2006	(*)	2007	(*)	Change	2006	(*)	2007	(*)	Change

Revenues by segment:
United States	$1,070,134	68%	$1,118,514	66%	5%	$2,167,172	69%	$2,219,271	66%	2%
International	505,720	32%	579,406	34%	15%	975,737	31%	1,150,499	34%	18%

Total revenues	$1,575,854	100%	$1,697,920	100%	8%	$3,142,909	100%	$3,369,770	100%	7%

(*) Percent of total revenues.

				Six Months Ended
	Three Months Ended June 30,		Percent	June 30,		Percent
	2006	2007	Change	2006	2007	Change

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$340,598	$362,337	6%	$675,867	$703,855	4%
International	116,260	111,292	(4)%	215,923	229,809	6%

Total segment operating income before depreciation, amortization and stock-based compensation expense	456,858	473,629	4%	891,790	933,664	5%
Depreciation and amortization	(127,548)	(159,893)	25%	(252,627)	(310,895)	23%
Stock-based compensation expense	(99,723)	(128,779)	29%	(208,364)	(268,785)	29%

Income from operations	$229,587	$184,957	(19)%	$430,799	$353,984	(18)%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues for the three and six months ended June 30, 2007 or 2006.

United States.  United States revenues for the second quarter of 2007 increased $48 million or 5 percent, as compared to the same period in 2006. United States revenues for the six months ended June 30, 2007 increased $52 million or 2 percent, as compared to the same period in 2006. Our year over year increases in revenues were a result of growth in advertising across the majority of the Yahoo! Properties and in our fee-based services. Our expanding user base which has been attracting more advertisers has been contributing to our growth in our advertising revenues. The growth in our fee-based services is due to the increase in our paying users for both existing and new offerings.

International.  International revenues for the second quarter of 2007 increased $74 million, or 15 percent, compared to the same period in 2006. International revenues for the six months ended June 30, 2007 increased $175 million, or 18 percent, compared to the same period in 2006. Most of the international revenue increase came from marketing services revenue for the three and six months ended June 30, 2007. The year over year growth in international marketing services revenue can be attributed to our increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace.

International revenues accounted for approximately 34 percent of total revenues in the second quarter of 2007, compared to 32 percent in the same period in 2006. International revenues accounted for approximately 34 percent of total revenues in the six months ended June 30, 2007, compared to 31 percent in the same period in 2006.

The strong performance of our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated by our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our international operations are translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will increase for our International segment if the United States dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the three and six months ended June 30, 2006, our international revenues for the three and six months ended June 30, 2007 would have been lower than we reported by approximately $14 million and $40 million, respectively.

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

Deferred Income Tax Asset Valuation Allowance.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, on-going tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

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

Stock-Based Compensation Expense.  Effective January 1, 2006 we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the three and six months ended June 30, 2007 and 2006 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 10 — “Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 but do not believe that the adoption of SFAS 157 will have any material impact on our financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 but do not believe that the adoption of SFAS 159 will have any material impact on our financial position, cash flows, or results of operations.

Liquidity and Capital Resources

	As of	As of
	December 31,	June 30,
	2006	2007
	(Dollars in thousands)

Cash and cash equivalents	$1,569,871	$1,525,812
Marketable debt securities	1,967,414	1,625,727

Total cash, cash equivalents, and marketable debt securities	$3,537,285	$3,151,539

Percentage of total assets	31%	27%

	Six Months Ended June 30,
Cash Flow Highlights	2006	2007
	(In thousands)

Net cash provided by operating activities	$814,565	$840,303
Net cash (used in) provided by investing activities	$(175,457)	$33,093
Net cash used in financing activities	$(512,145)	$(928,673)

Our operating activities for the six months ended June 30, 2007 and 2006 generated adequate cash to meet our operating needs. As of June 30, 2007, we had cash, cash equivalents and marketable debt securities totaling $3.2 billion, compared to $3.5 billion at December 31, 2006. During the six months ended June 30, 2007, we invested $1,015 million in direct stock repurchases (of which $2 million related to a restricted stock award net share settlement) and a net $250 million in structured stock repurchases. Additionally, we invested $263 million in net capital expenditures and a net $36 million in acquisitions. The cash used for these investments was offset by $840 million cash generated from operating activities and $204 million from the issuance of common stock as a result of the exercise of stock options. The excess tax benefits from stock-based awards of $134 million was reported as a reduction of cash flows from operating activities and an increase to cash flows from financing activities.

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

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in the second quarter of 2007 mainly due to the net impact of non-cash adjustments to income. In the six month periods ended June 30, 2007 and 2006, operating cash flows were positively impacted by changes in working capital balances.

Cash (used in) provided by investing activities was primarily attributable to capital expenditures, purchases and sales of marketable debt and equity securities, as well as acquisitions including our strategic investments. In the six months ended June 30, 2007, we invested $263 million in net capital expenditures and a net $36 million in acquisitions, which was offset by $352 million of cash generated from the net sales and maturities of marketable debt securities. In the six months ended June 30, 2006, we invested $317 million in net capital expenditures, and a net $55 million in acquisitions, which was offset by $197 million of cash generated from the net sales and maturities of marketable debt securities.

Cash used in financing activities is driven by our financing activities relating to stock repurchases and employee option exercises. During the six months ended June 30, 2007, we used $1,013 million in the direct purchase of 34.5 million shares of our common stock at an average price of $29.39 per share. We also entered into a structured stock repurchase transaction, which settles in cash or stock depending on the market price of our common stock on the date of maturity, resulting in a total cash outlay of $250 million. In addition, certain restricted stock awards that vested during the six months ended June 30, 2007 were net share settled. The net share settlement had the effect of a stock repurchase of $2 million.

During the six months ended June 30, 2006, we used $690 million in the direct repurchase of 20.8 million shares of our common stock at an average price of $33.16 per share. During the six months ended June 30, 2006, 15.1 million shares were repurchased as a result of the settlement of a $495 million structured stock transaction we entered into in 2005. In the six months ended June 30, 2006, we entered into structured stock repurchase transactions resulting in a total cash outlay of $500 million, which were offset by cash proceeds of $272 million from the settlement of a structured stock transaction resulting in a net cash outlay of $228 million.

Additionally, we had cash proceeds from employee option exercises of $204 million for the six months ended June 30, 2007, compared to $190 million for the same period in 2006. Excess tax benefits from stock-based awards (which are included as a source of cash flows from financing activities) were $134 million for the six months ended June 30, 2007, compared to $216 million for the same period in 2006.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which are due April 1, 2008. These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur. Upon conversion, we have the right to deliver cash in lieu of common stock. As of June 30, 2007, the market price condition for convertibility of the Notes was satisfied with respect to the third quarter beginning July 1, 2007 and ending September 30, 2007. We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value. We may not redeem the Notes prior to their maturity. See Note 9 — “Short-Term Debt” in the condensed consolidated financial statements for additional information related to the Notes. To the extent that holders of the Notes do not exercise their conversion rights prior to the maturity date of April 1, 2008, we will be obligated to pay in cash the principal amount of any such Notes that remain outstanding on such maturity date. Consequently, the Notes have been classified as short-term debt in the condensed consolidated balance sheet as of June 30, 2007. The Notes were misclassified as long-term debt in the condensed consolidated balance sheet as of June 30, 2007 that was included in the our second quarter earnings release issued on July 17, 2007.

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

As of June 30, 2007, there was an outstanding $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 and will mature in the third quarter of 2007. On the maturity date, if the market price of our common stock is above $33.00, we will have our investment returned with a premium and if the market price of our common stock is at or below such pre-determined price, we will repurchase 8.4 million shares of our common stock, at an effective buy-back price of $29.80 per share. This outstanding transaction is recorded in stockholders’ equity in the condensed consolidated balance sheets. See Note 11 — “Stock Repurchase Programs” in the condensed consolidated financial statements for additional information.

Subsequent to June 30, 2007, we repurchased approximately 4 million shares of our common stock at an average price of $26.75 per share, for a total of $100 million.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $263 million for the six months ended June 30, 2007, compared to $317 million in the same period in 2006.

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

A summary of gross lease commitments as of June 30, 2007 is as follows (in millions):

Gross lease
commitments

Six months ending December 31, 2007	$55
Years ending December 31,
2008	114
2009	113
2010	98
2011	78
2012	70
Due after 5 years	341

Total gross lease commitments	$869

Affiliate Commitments.  In connection with our contracts to provide sponsored search and/or display advertising services to affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our affiliates. As of June 30, 2007, these commitments totaled $177 million, of which $10 million will be payable in the remainder of 2007, $43 million will be payable in 2008, $63 million will be payable in 2009, and $61 million will be payable in 2010.

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, we are obligated to invest up to $184 million through July 2008. To the extent the licensed intellectual property will benefit future periods, we will capitalize such payments and amortize them over the useful life of the related intellectual property.

Income Taxes.  As of June 30, 2007, the unrecognized tax benefits that resulted in an accrued liability amounted to $236 million and are classified as “deferred and other long-term tax liabilities” on our condensed consolidated balance sheets. As of June 30, 2007, the settlement period for our income tax liabilities cannot be determined, however, the liabilities are not expected to become due within the next twelve months.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2007 and 2006, we had investments in short-term marketable debt securities of approximately $0.9 billion and $1.1 billion, respectively. Such investments had a weighted-average yield of approximately 4.6 percent and 3.8 percent, respectively. As of June 30, 2007 and 2006, we had investments in long-term marketable debt securities of approximately $0.8 billion and $1.3 billion, respectively. Such investments had a weighted average yield of approximately 4.9 percent and 4.3 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $15 million and $25 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of June 30, 2007 and 2006.

The fair market value of the zero coupon senior convertible notes (the “Notes”) issued by Yahoo! and due in April 2008 is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations. As of June 30, 2007 and 2006, the fair value of the Notes were approximately $1 billion and $1.2 billion, respectively, based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for approximately 34 percent of total revenues for both the three and six months ended June 30, 2007, compared to 32 percent and 31 percent of total revenues in the same periods in 2006. International revenues in the second quarter of 2007 increased $74 million, or 15 percent, compared to the same period in 2006. International revenues in the six months ended June 30, 2007 increased $175 million, or 18 percent, compared to the same period in 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our international operations are translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will increase for our International segment, if the United States Dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the three and six months ended June 30, 2006, our international revenues for the three and six months ended June 30, 2007 would have been lower than we reported by approximately $14 million and $40 million, respectively.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. In the second quarter of 2007, our net foreign currency transaction losses, realized and unrealized, was $0.1 million, compared to net gains of $3 million in the same period in 2006. In the six months ended June 30, 2007, our net foreign currency transaction losses, realized and unrealized, was $2 million, compared to net gains of $3 million in the same period in 2006. Net foreign currency transaction gains or losses were recorded in other income, net on the condensed consolidated statements of income.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 2007 and 2006, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments. Our investments in available-for-sale equity securities were not material as of June 30, 2007 and 2006. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $10 million and $10 million as of June 30, 2007 and 2006, respectively.

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

From time to time, third parties assert patent infringement claims against Yahoo!. Currently, we are engaged in several lawsuits regarding patent issues and have been notified of a number of other potential patent disputes. In addition, from time to time we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation, invasion of privacy, or similar claims arising in connection with our e-mail, message boards, auction sites, shopping services and other communications and community features.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the United States District Court for the Southern District of New York. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The Complaint sought declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH, which closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Because LAUNCH settled the LAUNCH litigation as to all other plaintiffs, BMG Music d/b/a/The RCA Records Label was the sole remaining plaintiff in this proceeding. On April 27, 2007, after a two week jury trial, the jury returned a unanimous verdict in favor of LAUNCH finding no liability. The plaintiff has filed a notice of appeal to the United States Court of Appeals for the Second Circuit.

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

On May 11, 2007, the first of two purported securities class action lawsuits was filed against Yahoo! Inc. and certain of its officers and members of the Board of Directors. The first lawsuit was filed in the United States District Court, Central District of California by plaintiff Ellen Rosenthal Brodsky and the second lawsuit was filed in the United States District Court, Central District of California by plaintiff Manfred Hacker. The plaintiffs allege, among other things, violation of the Securities Exchange Act of 1934 sections 10(b) and 20(a), as well as Rule 10b-5. The plaintiffs generally claim that Yahoo! issued false, deceptive or misleading statements concerning its advertising business, financial results, and sales and growth potential between April 8, 2004 and July 18, 2006. The complaints seek unspecified compensatory damages, injunctive relief, costs and attorneys’ fees. We believe these cases are without merit and intend to defend them vigorously.

On May 15, 2007, the first of two shareholder derivative actions was filed in the Superior Court of Santa Clara County by plaintiff Greg Brockwell against certain officers and members of the Board of Directors of Yahoo! Inc. purportedly on behalf of Yahoo! Inc. The second derivative action was filed in the United States District Court for the Central District of California on June 14, 2007 by plaintiff Jill Watkins. The derivative actions, which include allegations of substantially identical facts to the purported securities class actions, attempt to state various claims under California law for trading by defendants on alleged material non-public information, and allegations of breaches of fiduciary duties relating to financial reporting, misappropriation of information, abuse of control and waste of corporate assets. The federal derivative action includes an additional claim for alleged violation of Section 10(b) of the Securities Exchange Act of 1934. The derivative actions seek unspecified damages, equitable and injunctive relief, including, among other things, changes to corporate governance and internal procedures, restitution and disgorgement of profits and compensation received by defendants, costs and attorneys’ fees.

We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. However, we may incur substantial expenses in defending against such claims. In the event of a determination adverse to Yahoo! or its subsidiaries, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which was filed with the Securities and Exchange Commission on May 10, 2007, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the 10-K for the year ended December 31, 2006.

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

For the quarter ended June 30, 2007, 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

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

We are subject to regulations and laws directly applicable to providers of Internet, mobile, and Voice over Internet Protocol services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, content regulation, quality of services, telecommunications, mobile and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Recently, plaintiffs have attempted to use United States statutes to recover damages against corporations, including Yahoo!, for alleged human rights abuses committed by foreign governments. We may incur substantial liabilities for expenses necessary to defend such litigation, comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of United States federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

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

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past and expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

•	the potential disruption of our on-going business and distraction of management;

•	additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected;

•	the potential for patent and trademark infringement claims against the acquired company;

•	the impairment of relationships with customers and partners of the companies we acquired or in which we invested or our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our employees as a result of integration of new management personnel;

•	the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	our lack of, or limitations on, our control over the operations of our joint venture companies;

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•	the impact of known potential liabilities or unknown liabilities associated with the companies we acquired or in which we invested.

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

We have announced and are currently implementing on-going strategic initiatives to better and more efficiently manage our business. Implementing these initiatives requires significant time and resource commitments from our senior management. In the event that we are unable to effectively implement these initiatives, we are unable to recruit or retain key employees as a result of these initiatives or these initiatives do not yield the anticipated benefits, our business may be adversely affected.

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

We are substantially dependent on the continued services of our senior management who have acquired specialized knowledge and skills with respect to Yahoo! and its operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, attract, hire and motivate talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area, where our corporate headquarters, and the headquarters of several of our vertical and horizontal competitors, are located, fluctuations in global economic and industry conditions, changes in Yahoo!’s management or leadership, competitors’ hiring practices, and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

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

We host a wide variety of services that enable individuals and businesses to exchange information, generate content, advertise products and services, conduct business and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we provide links to or that may be posted online or generated by our users. In addition, Yahoo! has been and may again in the future be subject to domestic or international actions alleging that the availability of certain content within our services violates laws in international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended June 30, 2007, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $26.61 to $33.61 per share and the closing sale price on July 31, 2007 was $23.25 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba; and news reports relating to trends in our markets or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended June 30, 2007 was as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total Number	Average	as Part of a	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Programs
Period	Purchased(1)	per Share	Program	(in 000s)(1)(2)

April 1 — April 30, 2007	4,940,000	$28.09	4,940,000	$2,266,253
May 1 — May 31, 2007	9,644,713	$28.97	9,644,713	$1,986,820
June 1 — June 30, 2007	—	$—	—	$1,986,820

Total	14,584,713	$28.67	14,584,713

(1)	The shares repurchased in the three months ended June 30, 2007 were under our stock repurchase program that was announced in October 2006 with an authorized level of $3.0 billion. This program will expire in October 2011.

(2)	As of June 30, 2007, we had an unsettled structured stock transaction in the amount of $250 million. The transaction will mature in August 2007. On the maturity date, if the market price of Yahoo! common stock is above $33.00, we will have our investment returned with a premium and if the market price of our common stock is at or below such pre-determined price, we will repurchase 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share. Any repurchases made under this structured stock repurchase transaction will be reported in the third quarter of 2007 when they occur. This outstanding structured stock repurchase transaction reduces the dollar value of additional shares that may be repurchased under our current program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 12, 2007, the Company held its Annual Meeting of Stockholders. At the meeting, the stockholders elected as directors Terry Semel (with 1,125,706,488 shares voting for, 76,923,424 against and 10,882,215 abstaining), Jerry Yang (with 1,136,983,603 shares voting for, 68,421,173 against and 8,107,351 abstaining), Roy Bostock (with 828,803,221 shares voting for, 376,632,150 against and 8,576,756 abstaining), Ronald Burkle (with 812,829,409 shares voting for, 391,815,737 against and 8,866,981 abstaining), Eric Hippeau (with 1,129,061,559 shares voting for, 75,771,859 against and 8,678,709 abstaining), Vyomesh Joshi (with 1,119,181,107 shares voting for, 86,119,901 against and 8,211,119 abstaining), Arthur Kern (with 808,076,204 shares voting for, 396,563,022 against and 8,872,901 abstaining), Robert Kotick (with 1,114,459,018 shares voting for, 90,846,979 against and 8,206,130 abstaining), Edward

Kozel (with 1,136,251,609 shares voting for, 69,064,772 against and 8,195,746 abstaining) and Gary Wilson (with 1,124,871,177 shares voting for, 80,545,028 against and 8,095,922 abstaining).

The stockholders approved amendments to the Company’s Amended and Restated 1995 Stock Plan (with 715,562,928 shares voting for, 320,168,169 against, 7,668,929 abstaining, and 170,112,101 broker non-votes).

The stockholders approved an amendment to the Company’s Amended and Restated 1996 Employee Stock Purchase Plan (with 948,838,787 shares voting for, 87,352,282 against, 7,209,757 abstaining, and 170,111,301 broker non-votes).

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007 (with 1,198,451,555 shares voting for, 7,722,306 against, and 7,338,226 abstaining).

The stockholders voted against the stockholder proposal regarding pay-for-superior-performance (with 343,129,308 shares voting for, 670,817,226 against, 29,454,292 abstaining, and 170,111,301 broker non-votes).

The stockholders voted against the stockholder proposal regarding Internet censorship (with 151,204,933 shares voting for, 760,186,251 against, 132,009,642 abstaining, and 170,111,301 broker non-votes).

The stockholders voted against the stockholder proposal regarding board committee on human rights (with 41,382,023 shares voting for, 856,745,147 against, 145,273,656 abstaining, and 170,111,301 broker non-votes).

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed July 27, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.3**	Form of Senior Note.
4	.4**	Form of Subordinated Note.
4	.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.7**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
4.11		Registration Rights Agreement, dated July 11, 2007 among the Registrant and certain stockholders of Right Media Inc. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3, Registration No. 333-145045 and incorporated herein by reference.)
10.23		Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 30, 2007 [the 2007 Proxy Statement]) and incorporated herein by reference.
10	.23(A)*	Form of Stock Opinion Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10	.23(B)*	Form of Restricted Stock Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10	.23(C)*	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10	.23(D)*	Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10.24		Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Filed as Annex B to the 2007 Proxy Statement) and incorporated herein by reference.
10	.25*	Summary of Compensation Payable to Named Executive Officers.
31	.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

Exhibit
Number		Description

31	.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: August 8, 2007	By: /s/ BLAKE JORGENSEN Blake Jorgensen Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2007	By: /s/ MICHAEL MURRAY Michael Murray Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed July 27, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.3**	Form of Senior Note.
4	.4**	Form of Subordinated Note.
4	.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.7**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
4.11		Registration Rights Agreement, dated July 11, 2007 among the Registrant and certain stockholders of Right Media Inc. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3, Registration No. 333-145045 and incorporated herein by reference.)
10.23		Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 30, 2007 [the 2007 Proxy Statement]) and incorporated herein by reference.
10	.23(A)*	Form of Stock Opinion Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10	.23(B)*	Form of Restricted Stock Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10	.23(C)*	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10	.23(D)*	Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan.
10.24		Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Filed as Annex B to the 2007 Proxy Statement) and incorporated herein by reference.
10	.25*	Summary of Compensation Payable to Named Executive Officers.
31	.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

Exhibit
Number		Description

31	.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2007.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.