Form 10-Q
period 2007-09-30
YAHOO INC
filed 2007-11-09
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or
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
Large accelerated filer ☑     Accelerated filer ☐     Non-Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, $0.001 par value	1,336,444,034

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
	(Unaudited, in thousands except per share amounts)

Revenues	$1,580,322	$1,767,506	$4,723,231	$5,137,276
Cost of revenues	681,120	740,200	1,984,830	2,136,849

Gross profit	899,202	1,027,306	2,738,401	3,000,427

Operating expenses:
Sales and marketing	331,025	410,936	988,030	1,168,785
Product development	202,079	274,682	628,399	795,268
General and administrative	130,984	161,511	391,198	449,934
Amortization of intangibles	32,774	29,985	97,635	82,264

Total operating expenses	696,862	877,114	2,105,262	2,496,251

Income from operations	202,340	150,192	633,139	504,176
Other income, net	50,268	43,748	121,794	109,935

Income before income taxes, earnings in equity interests and minority interests	252,608	193,940	754,933	614,111
Provision for income taxes	(124,372)	(78,653)	(350,002)	(258,743)
Earnings in equity interests	30,190	36,546	78,261	97,801
Minority interests in operations of consolidated subsidiaries	103	(547)	(474)	1,108

Net income	$158,529	$151,286	$482,718	$454,277

Net income per share — basic	$0.12	$0.11	$0.34	$0.34

Net income per share — diluted	$0.11	$0.11	$0.33	$0.32

Shares used in per share calculation — basic	1,375,884	1,335,092	1,399,800	1,342,387

Shares used in per share calculation — diluted	1,442,429	1,395,056	1,471,832	1,403,756

Stock-based compensation expense by function:
Cost of revenues	$1,689	$2,555	$4,956	$6,919
Sales and marketing	42,470	70,353	119,826	172,731
Product development	38,260	51,603	112,147	164,354
General and administrative	39,072	21,029	92,926	70,321

Total stock-based compensation expense	$121,491	$145,540	$329,855	$414,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2006	2007
	(Unaudited, in thousands
	except par values)

ASSETS
Current assets:
Cash and cash equivalents	$1,569,871	$1,527,950
Short-term marketable debt securities	1,031,528	684,197
Accounts receivable, net	930,964	950,027
Prepaid expenses and other current assets	217,779	321,574

Total current assets	3,750,142	3,483,748
Long-term marketable debt securities	935,886	550,630
Property and equipment, net	1,101,379	1,240,340
Goodwill	2,968,557	3,532,296
Intangible assets, net	405,822	517,356
Other long-term assets	459,988	529,467
Investments in equity interests	1,891,834	1,989,311

Total assets	$11,513,608	$11,843,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,130	$131,559
Accrued expenses and other current liabilities	1,046,882	965,860
Deferred revenue	317,982	336,796
Short-term debt	—	749,628

Total current liabilities	1,473,994	2,183,843
Long-term deferred revenue	64,939	59,015
Long-term debt	749,915	—
Other long-term liabilities	36,890	27,750
Deferred and other long-term tax liabilities, net	19,204	281,528
Minority interests in consolidated subsidiaries	8,056	8,295
Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,497,912 and 1,525,277 shares issued, respectively, and 1,360,247 and 1,330,063 shares outstanding, respectively	1,493	1,518
Additional paid-in capital	8,615,915	9,726,447
Treasury stock at cost, 137,665 and 195,214 shares, respectively	(3,324,863)	(4,940,088)
Retained earnings	3,717,560	4,218,141
Accumulated other comprehensive income	150,505	276,699

Total stockholders’ equity	9,160,610	9,282,717

Total liabilities and stockholders’ equity	$11,513,608	$11,843,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2006	2007
	(Unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$482,718	$454,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	217,730	299,933
Amortization of intangible assets	184,804	181,539
Stock-based compensation expense	329,855	414,325
Tax benefits from stock-based awards	370,549	170,683
Excess tax benefits from stock-based awards	(354,966)	(134,491)
Deferred income taxes	(95,456)	(134,585)
Earnings in equity interests	(78,261)	(97,801)
Dividends received	12,908	15,156
Minority interests in operations of consolidated subsidiaries	474	(1,108)
(Gains) /losses from sales of investments, assets, and other, net	(15,811)	(12,796)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(46,780)	(6,381)
Prepaid expenses and other	(28,252)	61,059
Accounts payable	66,985	12,073
Accrued expenses and other liabilities	138,787	50,809
Deferred revenue	18,935	24,323

Net cash provided by operating activities	1,204,219	1,297,015

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(557,586)	(409,845)
Purchases of marketable debt securities	(889,023)	(1,105,043)
Proceeds from sales and maturities of marketable debt securities	1,431,206	1,855,439
Acquisitions, net of cash acquired	(61,300)	(355,514)
Purchases of intangible assets	—	(75,375)
Other investing activities, net	18,476	(30,369)

Net cash used in investing activities	(58,227)	(120,707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	231,451	243,889
Repurchases of common stock	(1,782,140)	(1,365,226)
Structured stock repurchases, net	(227,705)	(250,000)
Excess tax benefits from stock-based awards	354,966	134,491
Other financing activities, net	—	(13,885)

Net cash used in financing activities	(1,423,428)	(1,250,731)

Effect of exchange rate changes on cash and cash equivalents	33,002	32,502
Net change in cash and cash equivalents	(244,434)	(41,921)
Cash and cash equivalents at beginning of period	1,429,693	1,569,871

Cash and cash equivalents at end of period	$1,185,259	$1,527,950

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows — (Continued)

	Nine Months Ended
	September 30,	September 30,
	2006	2007
	(Unaudited, in thousands)

Supplemental cash flow disclosures:
Acquisition-related activities:
Cash paid for acquisitions	$68,977	$380,677
Cash acquired in acquisitions	(7,677)	(25,163)

	$61,300	$355,514

Common stock, restricted stock and stock options issued in connection with acquisitions	$—	$468,429

See Note 3 — “Acquisitions” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  Yahoo! Inc. (together with its consolidated subsidiaries, “Yahoo!” or the “Company”) is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo! is focused on powering its communities of users, advertisers and publishers by creating indispensable experiences built on trust. To its users, Yahoo! provides its owned and operated online properties and services (“Yahoo Properties” or “Owned and Operated sites”), as well as access to third-party content and services. To its advertisers and publishers, Yahoo! provides a range of marketing solutions and tools that enable businesses to reach users who visit the Yahoo! Properties and to reach the users of its distribution network of third-party entities (referred to as “affiliates”) who have integrated the Company’s advertising offerings into their websites (referred to as “Affiliate sites”) or their other offerings.

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

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future periods.

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

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method). Potentially dilutive securities representing approximately 117 million and 134 million shares of common stock for the three months ended September 30, 2006 and 2007, respectively, and 98 million and 125 million shares of common stock for the nine months ended September 30, 2006 and 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include outstanding stock options, shares to be issued under the employee stock purchase plan, and restricted stock awards.

See Note 9 — “Short-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Numerator:
Net income	$158,529	$151,286	$482,718	$454,277

Denominator:
Weighted average common shares	1,380,496	1,340,401	1,404,538	1,347,553
Weighted average unvested restricted stock subject to repurchase	(4,612)	(5,309)	(4,738)	(5,166)

Denominator for basic calculation	1,375,884	1,335,092	1,399,800	1,342,387

Weighted average effect of dilutive securities:
Restricted stock awards	2,313	5,896	1,842	3,633
Employee stock options	27,649	17,501	33,606	21,165
Convertible notes	36,583	36,567	36,584	36,571

Denominator for diluted calculation	1,442,429	1,395,056	1,471,832	1,403,756

Net income per share — basic	$0.12	$0.11	$0.34	$0.34

Net income per share — diluted	$0.11	$0.11	$0.33	$0.32

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 3	ACQUISITIONS

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

Investment in Gmarket Inc.  During the year ended December 31, 2006, the Company acquired shares in Gmarket Inc., a leading retail e-commerce provider in South Korea, for $61 million, including direct transaction costs of approximately $1 million. During the quarter ended March 31, 2007, the Company acquired additional shares in Gmarket for $8 million. As of September 30, 2007, the Company held an approximate 10 percent ownership interest in Gmarket, with an investment cost base totaling $69 million.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Transactions completed in 2007

Right Media.  On July 11, 2007, the Company acquired Right Media Inc. (“Right Media”), an online advertising exchange. The Company believes the acquisition of Right Media builds upon the Company’s leadership in online advertising and is a key step in executing the Company’s long term strategy to transform how online advertisers and publishers connect to their target audience. The purchase price exceeded the fair value of net tangible and intangible assets acquired from Right Media and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the remaining equity interests (including all outstanding options and restricted stock units) in Right Media. Right Media stockholders were generally paid in approximately equal parts cash and shares of Yahoo! common stock (approximately 8 million shares) and outstanding Right Media options and restricted stock units were assumed. Assumed Right Media options and restricted stock units will be settled in Yahoo! common stock. The acquisition followed the Company’s 20 percent investment in Right Media in October 2006.

The total purchase price of $526 million consisted of $246 million in cash consideration, $237 million in equity consideration, $40 million for the initial 20 percent investment, and $3 million of direct transaction costs. The $246 million of total cash consideration less cash acquired of $16 million resulted in a net cash outlay of $230 million. In connection with the acquisition, the Company issued stock-based awards valued at $177 million which will be recognized as stock-based compensation expense as the awards vest over a period of up to four years.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$15,508
Other tangible assets acquired	37,292
Amortizable intangible assets:
Customer contracts and related relationships	42,300
Developed technology and patents	42,400
Trade name, trademark, and domain name	19,200
Goodwill	437,006

Total assets acquired	593,706
Liabilities assumed	(68,114)

Total	$525,592

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of six years. No amounts have been allocated to in-process research and development and $437 million has been

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions — Asset Acquisitions.  During the nine months ended September 30, 2007, the Company acquired four companies which were accounted for as asset acquisitions. The total purchase price for these acquisitions was $58 million and consisted of $20 million in cash consideration, $36 million in equity consideration, $1 million of incurred liabilities, and $1 million of direct transaction costs. The total cash consideration of $20 million less cash acquired of $3 million resulted in net cash outlay of $17 million. For accounting purposes, approximately $80 million was allocated to amortizable intangible assets, $26 million to net assumed liabilities, primarily deferred income tax liabilities, $1 million to tangible assets, and $3 million to cash acquired. In connection with these acquisitions, the Company also issued stock-based awards valued at $19 million that will be recognized as stock-based compensation expense over the next three years.

Other Acquisitions — Business Combinations.  During the nine months ended September 30, 2007, the Company acquired two other companies which were accounted for as business combinations. The total purchase price for these two acquisitions was $108 million and consisted of $106 million in cash consideration and $2 million of direct transaction costs. The total cash consideration of $106 million less cash acquired of $5 million resulted in net cash outlay of $101 million. Of the purchase price, $74 million was allocated to goodwill, $33 million to amortizable intangible assets, $5 million to tangible assets, $5 million to cash acquired, and $9 million to net assumed liabilities.

Pro forma results of operations have not been presented for the acquisitions completed during the three and nine months ended September 30, 2006 and 2007 as results of the acquired companies, not already consolidated, either individually or in aggregate were not material to the Company’s consolidated financial results before the acquisitions.

See Note 15 — “Subsequent Events” for additional information related to the Company’s acquisitions of Zimbra, Inc. and BlueLithium, Inc.

Note 4	INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31,	September 30,	Percent
	2006	2007	Ownership

Alibaba	$1,411,651	$1,426,102	44%
Yahoo! Japan	476,870	559,489	34%
Other	3,313	3,720

Total	$1,891,834	$1,989,311

Equity Investment in the Alibaba Group.  On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba Group Holding Limited (“Alibaba” or “the Alibaba Group”), which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China based businesses, including 3721 Network Software Company Limited (“Yahoo! China”) and direct transaction costs of $8 million. Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba, with the remainder of its voting rights subject to a voting agreement with Alibaba management. Other investors in Alibaba include SOFTBANK Corp. (“SOFTBANK”). The investment in Alibaba is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of Investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

results of Alibaba and any related amortization expense, one quarter in arrears, within earnings in equity interests on the condensed consolidated statements of income.

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

The purchase price was based on acquiring a 40 percent equity interest in Alibaba on a fully diluted basis. As of September 30, 2007, the Company’s ownership interest in Alibaba was 44 percent, an approximate 2 percent decrease from the initial investment, primarily as a result of the conversion of Alibaba’s outstanding convertible debt in April 2006. The Company’s ownership interest in Alibaba may now be further diluted to 39 percent upon exercise of Alibaba’s employee stock options. The Company will recognize non-cash gains if and when such further dilution to its ownership interest in Alibaba occurs, as such reduction in interest results in an incremental sale of Yahoo! China. In allocating the excess of the carrying value of its investment in Alibaba over its proportionate share of the net assets of Alibaba, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent.

As of September 30, 2007, the difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,426,102
Proportionate share of net assets of Alibaba	946,918

Excess of carrying value of investment over proportionate share of net assets	$479,184

The excess carrying value has been primarily assigned to:
Goodwill	$421,538
Amortizable intangible assets	59,726
Deferred income taxes	(2,080)

Total	$479,184

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately 5 years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The Company also has commercial arrangements with Alibaba to provide technical, development, and advertising services. For the three and nine months ended September 30, 2007, these transactions were not material.

See Note 15 — “Subsequent Events” for additional information related to the Company’s investment in the Alibaba Group.

Equity Investment in Yahoo! Japan.  During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed. Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan. During the nine months ended September 30, 2006 and 2007, the Company received cash dividends from Yahoo! Japan in the amounts of $13 million and $15 million, before taxes, respectively, which were recorded as reductions in the Company’s investment in Yahoo! Japan. The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related traffic acquisition costs and license fees. The net cost of these arrangements was approximately $64 million and $41 million for the three months ended September 30, 2006 and 2007, respectively. The net cost of these

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

arrangements was approximately $183 million and $199 million for the nine months ended September 30, 2006 and 2007, respectively. As of December 31, 2006 and September 30, 2007, the Company has a net payable balance to Yahoo! Japan of approximately $10 million and a net receivable balance from Yahoo! Japan of approximately $77 million, respectively.

The investment in Yahoo! Japan is being accounted for using the equity method and the total investment is classified as a part of the Investments in equity interests balance on the condensed consolidated balance sheets. The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests on the condensed consolidated statements of income. The fair value of the Company’s approximate 34 percent ownership interest in Yahoo! Japan, based on the quoted stock price, was approximately $7.7 billion as of September 30, 2007.

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

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan financial statements for the three and nine months ended June 30, 2006 and 2007, respectively, and as of December 31, 2006 and June 30, 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Operating data(*)
Revenues	$430,685	$469,272	$1,230,820	$1,414,624
Gross profit	$412,886	$449,355	$1,162,555	$1,358,405
Income from operations	$209,721	$245,617	$591,642	$728,323
Net income	$115,412	$134,142	$334,392	$396,928

	December 31,	June 30,
	2006	2007

Balance sheet data
Current assets	$739,540	$757,643
Long-term assets	$1,676,416	$1,670,373
Current liabilities	$504,033	$460,403
Long-term liabilities	$420,181	$324,446

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears in earnings in equity interests.

The differences between generally accepted accounting principles in the United States and Japan did not materially impact the amounts reflected in the Company’s financial statements.

On August 31, 2007, the Company completed the sale of Overture Japan to Yahoo! Japan for cash consideration of approximately $20 million, subject to certain adjustments which are expected to be finalized in the fourth quarter of 2007. The transaction was accounted for as a sale of assets. In connection with the transaction, in the third quarter of 2007, the Company recorded a pre-tax gain of $6 million in Other income, net. The Company also entered into a commercial arrangement with Yahoo! Japan in which the Company will provide

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

advertising and search marketing services to Yahoo! Japan for a service fee beginning on September 1, 2007. Accordingly, the Company will no longer recognize marketing services revenue and traffic acquisition costs for the delivery of sponsored search results and payments to affiliates in Japan as Yahoo! Japan is responsible for the fulfillment of all advertiser and affiliate services. Beginning in September 2007, the Company will record marketing services revenue from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results.

Note 5	GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2007	$1,658,879	$1,309,678	$2,968,557
Acquisitions and other(*)	476,889	11,125	488,014
Foreign currency translation adjustments	—	75,725	75,725

Balance as of September 30, 2007	$2,135,768	$1,396,528	$3,532,296

(*)	Other primarily includes certain purchase price adjustments that affect existing goodwill.

Note 6	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2006	September 30, 2007
			Accumulated
		Gross Carrying	Amortization
	Net	Amount	(*)	Net

Customer, affiliate, and advertiser related relationships	$96,599	$342,463	$(229,213)	$113,250
Developed and acquired technology and intellectual property rights	210,446	593,755	(284,218)	309,537
Trademark, trade name, and domain name	98,777	208,638	(114,069)	94,569

Total intangible assets, net	$405,822	$1,144,856	$(627,500)	$517,356

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $25 million as of September 30, 2007 since the acquisition of these intangible assets.

For the three months ended September 30, 2006 and 2007, the Company recognized amortization expense for intangible assets of $71 million and $68 million, respectively, including $38 million in cost of revenues for both periods. For the nine months ended September 30, 2006 and 2007, the Company recognized amortization expense for intangible assets of $185 million and $182 million, respectively, including $87 million and $100 million in cost of revenues, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2007 and each of the succeeding years is as follows: three months ending December 31, 2007: $59 million; 2008: $208 million; 2009: $102 million; 2010: $71 million; 2011: $35 million and cumulatively thereafter: $42 million.

During the three and nine months ended September 30, 2007, the Company acquired $55 million and $75 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balance as of September 30, 2007.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 7	OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Interest and investment income	$35,340	$30,800	$108,741	$102,638
Investment gains (losses), net	1,528	(16)	(2,649)	(3,676)
Gain on divestiture of Yahoo! China(*)	14,316	407	15,158	1,224
Gain on sale of Overture Japan	—	6,083	—	6,083
Other	(916)	6,474	544	3,666

Total other income, net	$50,268	$43,748	$121,794	$109,935

(*)	Represents non-cash gains arising from reductions in the Company’s ownership in Alibaba, which are treated as incremental sales of additional equity interests in Yahoo! China.

Investment gains (losses), net includes realized investment gains, realized investment losses, foreign exchange transaction gains and losses and impairment charges related to declines in values of publicly traded and privately held companies judged to be other than temporary.

Note 8	COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Net income	$158,529	$151,286	$482,718	$454,277
Change in net unrealized gains on available-for-sale securities, net of tax and reclassification adjustments	5,692	12,426	25,891	1,224
Foreign currency translation adjustment	13,462	66,283	113,530	124,970

Other comprehensive income	19,154	78,709	139,421	126,194

Comprehensive income	$177,683	$229,995	$622,139	$580,471

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31,	September 30,
	2006	2007

Unrealized gains on available-for-sale securities, net of tax	$21,800	$23,023
Foreign currency translation, net of tax	128,705	253,676

Accumulated other comprehensive income	$150,505	$276,699

Note 9	SHORT-TERM DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 1, 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

$17 million, which have been deferred and are included on the condensed consolidated balance sheets in other current assets. As of September 30, 2007, $1.7 million of the transaction fees remain to be amortized. The Notes were issued at par and bear no interest. The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

As of September 30, 2007, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarter beginning on October 1, 2007 and ending on December 31, 2007. During this period, holders of the Notes will be able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note. The Notes will also be convertible into shares of Yahoo! common stock in subsequent fiscal quarters, if any, with respect to which the market price condition for convertibility is met.

As of September 30, 2007 the fair value of the Notes was approximately $1 billion based on quoted market prices. The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued. To the extent that holders of the Notes do not exercise their conversion rights prior to the maturity date of April 1, 2008, the Company will be obligated to pay in cash the principal amount of any such Notes that remain outstanding on such maturity date. Consequently, the Notes have been classified as short-term debt in the condensed consolidated balance sheet as of September 30, 2007.

Note 10	STOCK-BASED COMPENSATION

Stock Options.  The Company’s Amended and Restated 1995 Stock Plan and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans and the Amended and Restated 1996 Directors’ Stock Plan for the nine months ended September 30, 2007 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Exercise Price per
	Shares	Share

Outstanding at December 31, 2006	189,655	$29.46
Options granted	34,355	$26.60
Options assumed	5,040	$1.94
Options exercised(*)	(16,247)	$12.02
Options cancelled/forfeited/expired	(25,726)	$34.59

Outstanding at September 30, 2007	187,077	$29.01

(*)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

As of September 30, 2007, there was $578 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 3.10 years.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

			1996 Employee Stock
	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	4.5%	5.0%	4.5%
Expected volatility	34.0%	34.2%	31.7%	30.3%
Expected life (in years)	3.8	3.8	1.2	1.0

			1996 Employee Stock
	Stock Options		Purchase Plan
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.9%	4.7%	5.0%	4.5%
Expected volatility	34.1%	31.7%	31.7%	30.3%
Expected life (in years)	3.8	3.8	1.2	1.0

Restricted stock awards activity for the nine months ended September 30, 2007 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at December 31, 2006	12,281	$34.53
Granted	15,240	$26.81
Assumed	3,964	$26.81
Vested	(696)	$34.51
Forfeited	(3,065)	$31.86

Unvested at September 30, 2007	27,724	$29.48

As of September 30, 2007, there was $477 million of unrecognized stock-based compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 1.76 years.

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

On June 18, 2007, the executive retention compensation arrangement was terminated due to Mr. Semel’s resignation as the CEO of the Company. During the second quarter of 2007, $16 million of stock-based compensation expense recorded through March 31, 2007 related to forfeitures of equity awards previously granted to Mr. Semel was reversed.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

In the nine months ended September 30, 2007, the Company repurchased 49.1 million shares of common stock directly at an average price of $27.77 per share. Total cash consideration for the repurchased stock was $1,363 million.

In addition, upon the vesting of certain restricted stock awards during the nine months ended September 30, 2007, 70,000 shares of such vested stock were reacquired by the Company to satisfy tax withholding obligations. These repurchased shares were recorded as $2 million of treasury stock and accordingly reduced the number of common shares outstanding by 70,000.

During the three months ended September 30, 2007, a $250 million structured stock repurchase transaction, which was entered into in the first quarter of 2007, matured and settled. On the maturity date, the Company received 8.4 million shares of its common stock at an effective buy-back price of $29.80 per share.

Treasury stock is accounted for under the cost method.

Note 12	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.  The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2007 and 2027.

A summary of gross and net lease commitments as of September 30, 2007 follows (in millions):

	Gross Lease	Sublease	Net Lease
	Commitments	Income	Commitments

Three months ending December 31, 2007	$27	$(1)	$26
Years ending December 31,
2008	114	(4)	110
2009	113	(3)	110
2010	100	(2)	98
2011	84	(1)	83
2012	75	(1)	74
Due after 5 years	346	—	346

Total gross and net lease commitments	$859	$(12)	$847

Affiliate Commitments.  In connection with contracts to provide sponsored search and/or display advertising services to affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its affiliates. As of September 30, 2007, these commitments totaled $266 million, of which $10 million will be payable in the remainder of 2007, $84 million will be payable in 2008, $111 million will be payable in 2009, and $61 million will be payable in 2010.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, the Company is obligated to invest up to $141 million through July 2008. To the extent the licensed intellectual property will benefit future periods, the Company will capitalize such payments and amortize them over the useful life of the related intellectual property.

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

Contingencies.  From time to time, third parties assert patent infringement claims against Yahoo!. Currently, the Company is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes. In addition, from time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation, invasion of privacy, or similar claims arising in connection with the Company’s e-mail, message boards, auction sites, shopping services and other communications and community features.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Overture, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Since class certification, a condition of the settlement, was not met, the parties stipulated to terminate the settlement. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon this stipulation. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. It is uncertain whether there will be any future settlement. If a settlement is not reached, and litigation against Overture continues, the Company intends to defend the case vigorously.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Revenues by segment:
United States	$1,054,048	$1,194,911	$3,221,220	$3,414,182
International	526,274	572,595	1,502,011	1,723,094

Total revenues	$1,580,322	$1,767,506	$4,723,231	$5,137,276

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$365,550	$338,423	$1,041,417	$1,042,278
International	108,188	127,886	324,111	357,695

Total segment operating income before depreciation, amortization and stock-based compensation expense	473,738	466,309	1,365,528	1,399,973
Depreciation and amortization	(149,907)	(170,577)	(402,534)	(481,472)
Stock-based compensation expense	(121,491)	(145,540)	(329,855)	(414,325)

Income from operations	$202,340	$150,192	$633,139	$504,176

Capital expenditures, net:
United States	$214,800	$121,093	$493,223	$342,086
International	25,961	26,057	64,363	67,759

Total capital expenditures, net	$240,761	$147,150	$557,586	$409,845

	December 31,	September 30,
	2006	2007

Property and equipment, net:
United States	$975,510	$1,091,482
International	125,869	148,858

Total property and equipment, net	$1,101,379	$1,240,340

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in the three and nine months ended September 30, 2006 and 2007.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Marketing services:
Owned and Operated sites	$741,919	$921,908	$2,210,901	$2,631,599
Affiliate sites	628,455	621,693	1,926,572	1,866,653

Marketing services	1,370,374	1,543,601	4,137,473	4,498,252
Fees	209,948	223,905	585,758	639,024

Total revenues	$1,580,322	$1,767,506	$4,723,231	$5,137,276

Note 14	INCOME TAXES

During the three months ended September 30, 2007, the Company reduced its provision for income taxes primarily due to a benefit recorded during the quarter attributable to the release of deferred tax liabilities in connection with changes to its worldwide entity structure.

During the nine months ended September 30, 2007, the Company reduced its provision for income taxes primarily due to a benefit recorded in the second quarter of 2007 resulting from a reduction in nondeductible executive compensation expense and a benefit recorded in the third quarter of 2007 due to the release of deferred tax liabilities in connection with changes to its worldwide entity structure.

In addition, in the quarter ended September 30, 2007, the Company determined that income tax benefits of $76 million relating to acquired net operating losses should have been recognized instead of net operating losses resulting from the exercise of employee stock options. Accordingly, in the third quarter of 2007, the Company recorded a reduction of deferred tax assets and additional paid-in-capital in the balance sheet and reduced the amount that would have otherwise been recorded as excess tax benefits from stock-based awards in the statement of cash flows. There was no income statement effect for this item.

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

During the three and nine months ended September 30, 2007, the Company recorded an increase in its total unrecognized tax benefits of approximately $16 million and $54 million, respectively.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at September 30, 2007 was immaterial.

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

Zimbra.  On October 4, 2007, the Company completed the acquisition of Zimbra, Inc. (“Zimbra”), a provider of e-mail and collaboration software. The Company believes the acquisition of Zimbra will further strengthen its global leadership position in web mail and expand the Company’s presence in universities, businesses and internet service providers. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Zimbra for approximately $350 million. Zimbra shareholders were paid in cash and outstanding Zimbra options and restricted stock units were assumed and will be exercisable for, or settled in, shares of Yahoo! common stock.

BlueLithium.  On October 15, 2007, the Company completed the acquisition of BlueLithium, Inc. (“BlueLithium”), an online global advertising network. The Company believes that the acquisition of BlueLithium is a key element of the Company’s strategy to create the largest and most effective online advertising network. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in BlueLithium for approximately $300 million. BlueLithium shareholders were paid in cash and outstanding BlueLithium options and restricted stock units were assumed and will be exercisable for, or settled in, shares of Yahoo! common stock.

Alibaba.com Ltd. Initial Public Offering.  As part of the November 6, 2007 initial public offering on the Hong Kong Stock Exchange of the Alibaba Group’s business-to-business e-commerce subsidiary, Alibaba.com Ltd., the Company purchased 57,481,000 shares, or approximately 1%, of Alibaba.com Ltd. for the total purchase price of approximately $100 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about our effective tax rate;

•	expectations about our on-going strategic initiatives;

•	anticipated capital expenditures;

•	impact of recent acquisitions on our business and evaluation of possible acquisitions of, or investments in, businesses, products and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents and investments being sufficient to meet normal operating requirements.

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

Overview

We are a leading global Internet brand and one of the most trafficked Internet destinations worldwide. We are focused on powering our communities of users, advertisers and publishers by creating indispensable experiences built on trust. To our users, we provide our owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), as well as access to third-party content and services. To our advertisers and publishers, we provide a range of marketing solutions and tools that enable businesses to reach users who visit Yahoo! Properties and to reach the users of our distribution network of third-party entities (referred to as “affiliates”) who have integrated our advertising offerings into their websites (referred to as “Affiliate sites”) or their other offerings.

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

Third Quarter Highlights

Revenues	Our revenues for the third quarter of 2007 increased 12 percent year over year to $1.8 billion, with unique users up 14 percent year over year, fee paying users up 21 percent year over year, and page views up 20 percent year over year.

Income from Operations	Our operating income for the third quarter of 2007 declined by $52 million primarily due to the year over year increase in operating expenses of $180 million, compared to the same period in 2006.

Stock Repurchases	We repurchased approximately 14.6 million shares of our common stock directly and had a structured stock repurchase transaction for approximately 8.4 million shares settle in the third quarter of 2007 for a total of 23.0 million shares at an average price of $26.09 per share.

	Three Months Ended			Nine Months Ended
	September 30,		2006-2007	September 30,		2006-2007
Operating Highlights	2006	2007	Change	2006	2007	Change
	(In thousands)

Revenues	$1,580,322	$1,767,506	$187,184	$4,723,231	$5,137,276	$414,045
Income from operations	$202,340	$150,192	$(52,148)	$633,139	$504,176	$(128,963)

	Nine Months Ended September 30,		2006-2007
Cash Flow Highlights	2006	2007	Change
	(In thousands)

Net cash provided by operating activities	$1,204,219	$1,297,015	$92,796
Net cash used in investing activities	$(58,227)	$(120,707)	$(62,480)
Net cash used in financing activities	$(1,423,428)	$(1,250,731)	$172,697

We believe the search queries, page views, click-throughs, and the related marketing services and fees revenues that we generate correlate to the number and activity level of users across our offerings on Yahoo! Properties and the activity level on our Affiliate sites. In the fourth quarter of 2006, we launched a new search marketing system, referred to as Project Panama, and we are nearing completion of our migration plan for our active advertisers worldwide on to the new system. We believe the new search marketing system, including the new ranking model which was launched in the United States in the first quarter of 2007, will enable us to provide a more relevant search experience to our users, more valuable customer leads to advertisers, and additional opportunities to our affiliate and distribution partners. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services. We believe this deeper engagement of new and existing users and our new search marketing system, coupled with the growth of the Internet as an advertising medium will enable us to increase our revenues for the remainder of 2007 compared to 2006.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Revenues	100%	100%	100%	100%
Cost of revenues	43	42	42	42

Gross profit	57	58	58	58
Operating expenses:
Sales and marketing	21	23	21	23
Product development	13	16	13	15
General and administrative	8	9	8	8
Amortization of intangibles	2	1	2	2

Total operating expenses	44	49	44	48

Income from operations	13	9	14	10
Other income, net	3	2	2	2

Income before income taxes, earnings in equity interests and minority interests	16	11	16	12
Provision for income taxes	(8)	(4)	(7)	(5)
Earnings in equity interests	2	2	1	2
Minority interests in operations of consolidated subsidiaries	0	0	0	0

Net income	10%	9%	10%	9%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended					Nine Months Ended
	September 30,				Percent	September 30,				Percent
	2006	(*)	2007	(*)	Change	2006	(*)	2007	(*)	Change

Marketing services:
Owned and Operated sites	$741,919	47%	$921,908	52%	24%	$2,210,901	47%	$2,631,599	52%	19%
Affiliate sites	628,455	40%	621,693	35%	(1)%	1,926,572	41%	1,866,653	36%	(3)%

Marketing services	$1,370,374	87%	$1,543,601	87%	13%	$4,137,473	88%	$4,498,252	88%	9%
Fees	209,948	13%	223,905	13%	7%	585,758	12%	639,024	12%	9%

Total revenues	$1,580,322	100%	$1,767,506	100%	12%	$4,723,231	100%	$5,137,276	100%	9%

(*) Percent of total revenues.

As used below, “Page Views” is defined as our internal estimates of the total number of web pages viewed by users on Owned and Operated sites and “searches” is defined as online search queries that may yield Internet search results ranked and sorted based on relevance to the user’s search query.

The Company currently generates marketing services revenues principally from display advertising on Owned and Operated sites and sponsored search results generated from searches on Owned and Operated sites and on Affiliate sites. In addition, the Company receives revenues for Content Match links (advertising on Yahoo! Properties and Affiliate sites which include contextually relevant advertiser links to their respective websites) on Owned and Operated sites and Affiliate sites and display advertising on Affiliate sites. The revenues and related volume metrics from these additional sources are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows.

Marketing Services Revenues from Owned and Operated Sites.  Marketing services revenue from Owned and Operated sites, for the three months ended September 30, 2007 increased by $180 million, or 24 percent, as compared to the same period in 2006. Marketing services revenue from Owned and Operated sites for the nine months ended September 30, 2007 increased by $421 million, or 19 percent, as compared to the same period in 2006. Factors leading to growth in overall marketing services revenue included an increase in our user base and activity levels on Yahoo! Properties, which contributed to a higher volume of search queries, page views and click-throughs. We expect marketing services revenue from our Owned and Operated sites to continue growing at a rate faster than total revenue.

Our number of unique users worldwide as of September 30, 2007 was approximately 14 percent higher than the number of unique users as of September 30, 2006. Unique users refers to our internal estimates of the number of people who visited Yahoo! Properties in a given month.

The number of Page Views (including viewed pages of search results) on our Owned and Operated sites increased by approximately 20 percent and 18 percent in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase in the volume of page views is attributable to an increased number of users and enhancements to existing properties.

The average revenue per Page View increased by approximately 3 percent and 1 percent in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily as a result of the positive impact of Project Panama.

Marketing Services Revenues from Affiliate sites.  Marketing services revenue from Affiliate sites for the three months ended September 30, 2007 decreased $7 million, or 1 percent, as compared to the same period in 2006. Marketing services revenue from Affiliate sites for the nine months ended September 30, 2007 decreased $60 million, or 3 percent, as compared to the same period in 2006. The year over year decline was primarily due to declining revenues from our affiliate network.

The number of searches on Affiliate sites increased by approximately 2 percent and 3 percent in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The increase in the volume of searches is primarily attributed to the increased number of affiliates.

The average revenue per search on our Affiliate sites decreased by 1 percent and 3 percent in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily as a result of a decline in revenue from certain Affiliate sites and the impact of our on-going traffic quality initiatives.

Fees Revenue.  Fees revenue for the three months ended September 30, 2007 increased $14 million, or 7 percent, as compared to the same period in 2006. Fees revenue for the nine months ended September 30, 2007 increased $53 million, or 9 percent, as compared to the same period in 2006. The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 18.7 million as of September 30, 2007, compared to 15.5 million as of September 30, 2006, an increase of 21 percent. Our increased base of paying users grew across most of our offerings, with the largest growth generated from new Internet broadband paying users. Our fee-based services include Internet broadband services, sports, music, games, personals, and premium mail offerings, as well as our services for small businesses. Average monthly revenue per paying user slightly decreased to the lower end of our $3.00 to $3.50 range for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The decline in average monthly revenue per paying user reflects the continued growth of paying users in our services offset by lower fees.

Costs and Expenses.  Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended					Nine Months Ended
	September 30,				Percent	September 30,				Percent
	2006	(*)	2007	(*)	Change	2006	(*)	2007	(*)	Change

Cost of revenues	$681,120	43%	$740,200	42%	9%	$1,984,830	42%	$2,136,849	42%	8%
Sales and marketing	$331,025	21%	$410,936	23%	24%	$988,030	21%	$1,168,785	23%	18%
Product development	$202,079	13%	$274,682	16%	36%	$628,399	13%	$795,268	15%	27%
General and administrative	$130,984	8%	$161,511	9%	23%	$391,198	8%	$449,934	8%	15%
Amortization of intangibles	$32,774	2%	$29,985	1%	(9)%	$97,635	2%	$82,264	2%	(16)%

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Cost of revenues	$1,689	$2,555	$4,956	$6,919
Sales and marketing	42,470	70,353	119,826	172,731
Product development	38,260	51,603	112,147	164,354
General and administrative	39,072	21,029	92,926	70,321

Total stock-based compensation expense	$121,491	$145,540	$329,855	$414,325

See Note 10 — “Stock-Based Compensation” in the condensed consolidated financial statements as well as our Critical Accounting Policies, Judgments and Estimates for additional information about stock-based compensation.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs (“TAC”) and other expenses associated with the production and usage of Yahoo! Properties. TAC consists of payments made to affiliates who have integrated our advertising offerings into their websites and payments made to companies that direct consumer and business traffic to Yahoo! Properties. Other cost of revenues consists of fees paid to third parties for content included on our online media properties, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of acquired intellectual property rights and developed technology, and compensation related expenses including stock-based compensation expense.

Cost of revenues was as follows (dollars in thousands):

	Three Months Ended					Nine Months Ended
	September 30,				Percent	September 30,				Percent
	2006	(*)	2007	(*)	Change	2006	(*)	2007	(*)	Change

TAC	$458,855	29%	$484,905	27%	6%	$1,391,411	29%	$1,427,833	28%	3%
Other cost of revenues	222,265	14%	255,295	15%	15%	593,419	13%	709,016	14%	19%

Cost of revenues	$681,120	43%	$740,200	42%	9%	$1,984,830	42%	$2,136,849	42%	8%

(*)	Percent of total revenues.

Cost of revenues for the three months ended September 30, 2007 increased $59 million, or 9 percent, as compared to the same period in 2006. The increase included $26 million of additional TAC, as well as an increase of $33 million in other costs of revenues. The year over year increase in TAC of 6 percent for the three months ended September 30, 2007 was mainly driven by increasing average TAC rates, changes in the mix of revenues, and the addition of TAC for display advertising in 2007, slightly offset by a decrease of 1 percent in marketing services revenues from Affiliate sites. The year over year increase of $33 million for the three months ended September 30, 2007 in other cost of revenues included increases of $18 million in the depreciation of server equipment, information technology assets and maintenance costs, $6 million in Internet and telecom connection charges and data center costs and $5 million in amortization of developed technology and intellectual property rights acquired through acquisitions. The increase in the depreciation of server equipment, information technology assets and maintenance costs resulted from our continued investments in information technology assets and server equipment. Increased Internet connection charges and data center costs supported our growing audience of users, traffic, and new offerings on Yahoo! Properties. The increase in the amortization of developed technology and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology.

Cost of revenues for the nine months ended September 30, 2007 increased $152 million, or 8 percent, as compared to the same period in 2006. The increase included $36 million of additional TAC, as well as an increase of $116 million in other cost of revenues. The year over year increase in TAC of 3 percent for the nine months ended September 30, 2007 was mainly driven by increases in international TAC rates and the addition of TAC for display advertising in 2007, slightly offset by a decrease of 3 percent in marketing services revenues from Affiliate sites. The year over year increase for the nine months ended September 30, 2007 in other cost of revenues included increases of $60 million in the depreciation of server equipment, information technology assets and maintenance costs, $25 million in amortization of developed or acquired technology and intellectual property rights, $28 million in Internet and telecom connection charges and data center costs. The increase in the depreciation of server equipment, information technology assets and maintenance costs resulted from our continued investments in information technology assets and server equipment. The increase in the amortization of developed technology and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology. Increased Internet and telecom connection charges and data center costs supported our growing audience of users, traffic, and new offerings on Yahoo! Properties.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions and travel costs.

Sales and marketing expenses for the three months ended September 30, 2007 increased $80 million, or 24 percent, as compared to the same period in 2006. The year over year increase in sales and marketing expenses for the three months ended September 30, 2007 was largely due to increased compensation expense. Compensation expense increased approximately $67 million for the three months ended September 30, 2007, including an additional $28 million of stock-based compensation expense, due to an increase in our sales and marketing headcount as we expanded our presence in certain territories to support our growing advertiser base. Other sales and marketing expenses increased approximately $16 million primarily due to increased temporary help, the integration of acquisitions during the quarter, and expenses related to new and expanded facilities. These increases were partially offset by a decrease in marketing expenses of approximately $8 million, due to higher expenses related to a marketing campaign in the same period of 2006.

Sales and marketing expenses as a percentage of revenues were 23 percent (including 4 percent related to stock-based compensation expense) and 21 percent (including 3 percent related to stock-based compensation expense) for the third quarter of 2007 and 2006, respectively.

Sales and marketing expenses for the nine months ended September 30, 2007 increased $181 million, or 18 percent, as compared to the same period in 2006. The year over year increase in sales and marketing expenses for the nine months ended September 30, 2007 was largely due to increased compensation expense. Compensation expense increased approximately $141 million for the nine months ended September 30, 2007, including an additional $53 million of stock-based compensation expense, due to an increase in our sales and marketing headcount as we expanded our presence in certain territories to support our growing advertiser base. Consulting services costs increased $17 million, primarily due to temporary support required and to assist with the implementation of Project Panama. Other sales and marketing expenses increased approximately $14 million primarily due to the integration of acquisitions during the quarter and expenses related to new and expanded facilities.

Sales and marketing expenses as a percentage of revenues were 23 percent (including 3 percent related to stock-based compensation expense) and 21 percent (including 3 percent related to stock-based compensation expense) for the nine months ended September 30, 2007 and 2006, respectively.

Product Development.  Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for the development of, enhancements to and maintenance of Yahoo! Properties, classification and organization of listings within Yahoo! Properties, research and development, and Yahoo!’s technology platforms and infrastructure. Depreciation expense and other operating costs are also included in product development.

Product development expenses for the three months ended September 30, 2007 increased $73 million, or 36 percent, as compared to the same period in 2006. Approximately $53 million of the increase for the three months ended September 30, 2007 was related to compensation expense including an additional $13 million of stock-based compensation expense. The increased compensation expense reflected our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on Yahoo! Properties. Other product and development expenses increased approximately $19 million primarily due to increased temporary help, the integration of acquisitions during the quarter, increased depreciation expense due to our continued investments in information technology assets and server equipment, and expenses related to new and expanded facilities.

Product development expenses as a percentage of revenues were 16 percent (including 3 percent related to stock-based compensation expense) and 13 percent (including 2 percent related to stock-based compensation expense) for the third quarter of 2007 and 2006, respectively.

Product development expenses for the nine months ended September 30, 2007 increased $167 million, or 27 percent, as compared to the same period in 2006. Approximately $127 million of the increase for the nine month period was related to compensation expense, including an additional $52 million of stock-based compensation expense (net of the $8 million incremental increase to stock-based compensation expense related to the departure of an executive officer during the second quarter of 2007). The increased compensation expense reflected our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on Yahoo! Properties. Depreciation expense increased $13 million mainly due to our continued investments in information technology assets and server equipment. Other product and development expenses increased approximately $28 million primarily due to increased temporary help, the integration of acquisitions during the quarter, and expenses related to new and expanded facilities.

Product development expenses as a percentage of revenues were 15 percent (including 3 percent related to stock-based compensation expense) and 13 percent (including 2 percent related to stock-based compensation expense) for the nine months ended September 30, 2007 and 2006, respectively.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) and fees for professional services.

General and administrative expenses for the three months ended September 30, 2007 increased $31 million, or 23 percent, compared to the same period in 2006. The year over year increase was primarily due to an $18 million increase in professional services to support the growth in headcount and consulting projects. During the third quarter of 2006 we had an adjustment for the reversal of an acquisition related earn-out accrual of $10 million.

General and administrative expenses as a percentage of revenues were 9 percent (including 1 percent related to stock-based compensation expense) and 8 percent (including 2 percent related to stock-based compensation expense) for the third quarter of 2007 and 2006, respectively.

General and administrative expenses for the nine months ended September 30, 2007 increased $59 million, or 15 percent, compared to the same period in 2006. Compensation expense increased by $13 million (net of the $16 million reduction in expense due to the reversal of stock-based compensation expense related to Terry Semel’s resignation as Chief Executive Officer of the Company during the second quarter of 2007). Professional services to support the growth in headcount and consulting projects increased $13 million. Our facility related expenses increased $13 million mainly due to our new and expanded facilities and depreciation increased $6 million mainly due to our continued investments in information technology assets and server equipment. Additionally during the third quarter of 2006 we had an adjustment for the reversal of an acquisition related earn-out accrual of $10 million.

General and administrative expenses as a percentage of revenues were 8 percent (including 1 percent related to stock-based compensation expense) and 8 percent (including 2 percent related to stock-based compensation expense) for the nine months ended September 30, 2007 and 2006, respectively.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in the cost of revenues and not in amortization of intangibles.

Amortization of intangibles was approximately $30 million for the three months ended September 30, 2007, compared to $33 million for the same period in 2006. Amortization of intangibles was 1 percent and 2 percent of revenues for the third quarters of 2007 and 2006, respectively. The year over year decrease in amortization of intangibles was primarily the result of more intangible assets being fully amortized as of September 30, 2007 compared to September 30, 2006.

Amortization of intangibles was approximately $82 million for the nine months ended September 30, 2007, compared to $98 million for the same period in 2006. Amortization of intangibles was 2 percent of revenues for both the nine months ended September 30, 2007 and 2006, respectively. The year over year decrease in amortization of intangibles was primarily the result of more intangible assets being fully amortized as of September 30, 2007 compared to September 30, 2006. As of September 30, 2007, we had net intangible assets of $517 million on our condensed consolidated balance sheet, including acquired intellectual property rights and developed technology which are amortized in cost of revenues.

During the three and nine months ended September 30, 2007, we acquired $55 million and $75 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balance as of September 30, 2007.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Interest and investment income	$35,340	$30,800	$108,741	$102,638
Investment gains (losses), net	1,528	(16)	(2,649)	(3,676)
Gain on divestiture of Yahoo! China	14,316	407	15,158	1,224
Gain on sale of Overture Japan	—	6,083	—	6,083
Other	(916)	6,474	544	3,666

Total other income, net	$50,268	$43,748	$121,794	$109,935

Other income, net was $44 million for the three months ended September 30, 2007, a decrease of $7 million compared to the same period in 2006. Interest and investment income for the third quarter of 2007 decreased mainly from lower average invested balances, compared to the same period in 2006. Average interest rates were approximately 4.2 percent in the third quarter of 2007, compared to 3.9 percent in the same period in 2006. Our foreign currency transaction gains, net also increased during the third quarter of 2007. Additionally, we recorded a non-cash gain in the third quarter of 2007 arising from the reduction in our ownership in Alibaba Group Holding Limited (“Alibaba” or “the Alibaba Group”), which was treated as an incremental sale of additional equity interests in Yahoo! China of less than $1 million compared to non-cash gains of $14 million for this item in the third quarter of 2006 as a result of Alibaba’s conversion of its outstanding convertible debt.

Other income, net was $110 million for the nine months ended September 30, 2007, a decrease of $12 million compared to the same period in 2006. Interest and investment income for the nine months ended September 30, 2007 decreased mainly from lower average invested balances, compared to the same period in 2006. Average interest rates were approximately 4.3 percent in the nine months ended September 30, 2007, compared to 3.8 percent in the same period in 2006. Our foreign currency transaction gains, net also increased during the nine months ended September 30, 2007. Additionally, our recorded non-cash gain arising from the reduction in our ownership in Alibaba which was treated as an incremental sale of additional equity interests in Yahoo! China was $1 million for the nine months ended September 30, 2007 compared to non-cash gains of $15 million for this item in the nine months ended September 30, 2006 as a result of Alibaba’s conversion of its outstanding convertible debt.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rate for the three months ended September 30, 2007 was 41 percent, compared to 49 percent for the same period in 2006. The effective tax rate for the nine months ended September 30, 2007 was 42 percent, compared to 46 percent for the same period in 2006. These effective tax rates differ from the amounts computed by applying the federal statutory income tax rate primarily due to state taxes, foreign losses for which no tax benefit is provided, and non-deductible stock-based compensation expense. The effective tax rates for both periods in 2007 were lower than the rates for the same periods in 2006 primarily due to a benefit recorded in the second quarter of 2007 resulting from a reduction in nondeductible executive compensation expense and a benefit recorded in the third quarter of 2007 attributable to the release of deferred tax liabilities in connection with changes to our worldwide entity structure.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. See Note 14 — “Income Taxes” in the condensed consolidated financial statements for additional information.

Earnings in Equity Interests.  Earnings in equity interests for the three months ended September 30, 2007 was $37 million, compared to $30 million for the same period in 2006. Earnings in equity interests for the nine months ended September 30, 2007 was $98 million (net of $7 million related to tax expense on dividends received), compared to $78 million (net of $6 million related to tax expense on dividends received) for the same period in 2006. Earnings in equity interests consists of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba. See Note 4 — “Investments in Equity Interests” in the condensed consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our consolidated financial statements. Minority interests in operations of consolidated subsidiaries were less than $1 million for the three months ended September 30, 2007 and 2006. Minority interests in operations of consolidated subsidiaries were $1 million for the nine months ended September 30, 2007, compared to less than $1 million for the same period in 2006. Minority interests recorded for the three and nine months ended September 30, 2007 and 2006 were related to our Yahoo! 7 joint venture arrangement which was completed in the first quarter of 2006. See Note 3 — “Acquisitions” in the condensed consolidated financial statements for additional information.

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

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended					Nine Months Ended
	September 30,				Percent	September 30,				Percent
	2006	(*)	2007	(*)	Change	2006	(*)	2007	(*)	Change

Revenues by segment:
United States	$1,054,048	67%	$1,194,911	68%	13%	$3,221,220	68%	$3,414,182	66%	6%
International	526,274	33%	572,595	32%	9%	1,502,011	32%	1,723,094	34%	15%

Total revenues	$1,580,322	100%	$1,767,506	100%	12%	$4,723,231	100%	$5,137,276	100%	9%

(*)	Percent of total revenues.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2006	2007	Change	2006	2007	Change

Segment operating income before depreciation, amortization and stock-based compensation expense:
United States	$365,550	$338,423	(7)%	$1,041,417	$1,042,278	NM %
International	108,188	127,886	18%	324,111	357,695	10%

Total segment operating income before depreciation, amortization and stock-based compensation expense	473,738	466,309	(2)%	1,365,528	1,399,973	3%
Depreciation and amortization	(149,907)	(170,577)	14%	(402,534)	(481,472)	20%
Stock-based compensation expense	(121,491)	(145,540)	20%	(329,855)	(414,325)	26%

Income from operations	$202,340	$150,192	(26)%	$633,139	$504,176	(20)%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues for the three and nine months ended September 30, 2007 or 2006, respectively.

United States.  United States revenues for the three and nine months ended September 30, 2007 increased $141 million, or 13 percent, and $193 million, or 6 percent, respectively, as compared to the same periods in 2006. Our year over year increases in revenues were a result of growth in advertising across the majority of Yahoo! Properties and in our fee-based services. Our expanding user base which has been attracting more advertisers has been contributing to our growth in our advertising revenues. The growth in our fee-based services is due to the increase in our paying users for both existing and new offerings.

International.  International revenues for the three and nine months ended September 30, 2007 increased $46 million, or 9 percent, and $221 million, or 15 percent, respectively, as compared to the same periods in 2006. Most of the international revenue increase came from marketing services revenue for the three and nine months ended September 30, 2007. The year over year growth in international marketing services revenue can be attributed to our increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace. International operating income before depreciation, amortization and stock-based compensation expense for the three and nine months ended September 30, 2007 increased $20 million, or 18 percent and $34 million, or 10 percent, respectively compared to the same periods in 2006. Our year over year increases are a result of higher overall revenue while leveraging fixed costs.

International revenues accounted for approximately 32 percent of total revenues in the three months ended September 30, 2007, compared to 33 percent in the same period in 2006. International revenues accounted for approximately 34 percent of total revenues in the nine months ended September 30, 2007, compared to 32 percent in the same period in 2006.

The strong performance of our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated by our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our international operations are translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will increase for our International segment if the United States dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the three and nine months ended September 30, 2006, our international revenues for the three and nine months ended September 30, 2007 would have been lower than we reported by approximately $15 million and $55 million, respectively.

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

Revenue Recognition.  Our revenues are generated from marketing services and fees. Marketing services revenue is generated from several offerings including: the display of textual, rich media advertisements, display of text based links to advertisers’ websites, listing based services, and commerce based transactions. Fees revenue includes revenue from a variety of consumer and business fee-based services. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangements should be reported gross as a principal versus net as an agent; and (6) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

Stock-Based Compensation Expense.  Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the expected pre-vesting forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the three and nine months ended September 30, 2007 and 2006 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 10 — “Stock-Based Compensation” in the condensed consolidated financial statements for additional information.

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

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2006	2007
	(In thousands)

Cash and cash equivalents	$1,569,871	$1,527,950
Marketable debt securities	1,967,414	1,234,827

Total cash, cash equivalents, and marketable debt securities	$3,537,285	$2,762,777

Percentage of total assets	31%	23%

	Nine Months Ended September 30,
Cash Flow Highlights	2006	2007
	(In thousands)

Net cash provided by operating activities	$1,204,219	$1,297,015
Net cash used in investing activities	$(58,227)	$(120,707)
Net cash used in financing activities	$(1,423,428)	$(1,250,731)

Our operating activities for the nine months ended September 30, 2007 and 2006 generated adequate cash to meet our operating needs. As of September 30, 2007, we had cash, cash equivalents and marketable debt securities totaling $2.8 billion, compared to $3.5 billion at December 31, 2006. During the nine months ended September 30, 2007, we invested $1,365 million in direct stock repurchases (of which $2 million related to a restricted stock award net share settlement) and $250 million in structured stock repurchases. Additionally, we invested $410 million in net capital expenditures and a net $356 million in acquisitions. The cash used for these investments was offset by $1,297 million of cash generated from operating activities, $750 million of cash generated from the net sales and maturities of marketable debt securities and $244 million from the issuance of common stock as a result of the exercise of stock options. The excess tax benefits from stock-based awards of $134 million was reported as a reduction of cash flows from operating activities and an increase to cash flows from financing activities.

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

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in the three months ended September 30, 2007 mainly due to the net impact of non-cash adjustments to income. In the nine month periods ended September 30, 2007 and 2006, operating cash flows were positively impacted by changes in working capital balances.

Cash used in investing activities was primarily attributable to capital expenditures, purchases and sales of marketable debt and equity securities, purchases of intangible assets, as well as acquisitions including our strategic investments. In the nine months ended September 30, 2007, we invested $410 million in net capital expenditures, $75 million to purchase intangible assets, a net $356 million in acquisitions and a net $30 million in other investing activities, which was offset by $750 million of cash generated from the net sales and maturities of marketable debt securities. In the nine months ended September 30, 2006, we invested $558 million in net capital expenditures, including $111 million for a land purchase in Santa Clara, California and a net $61 million in acquisitions, which was offset by $542 million of cash generated from the net sales and maturities of marketable debt securities, as well as $18 million from other investing activities.

Cash used in financing activities is driven by our financing activities relating to stock repurchases and employee option exercises. During the nine months ended September 30, 2007, we used $1,363 million in the direct repurchase of 49.1 million shares of our common stock at an average price of $27.77 per share. During the third quarter of 2007, a $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 settled and matured. On the maturity date, we received 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share. In addition, certain restricted stock awards that vested during the nine months ended September 30, 2007 were for statutory tax withholding obligations. The net share settlement had the effect of a stock repurchase of $2 million. See Note 11 — “Stock Repurchase Programs” in the condensed consolidated financial statements for additional information.

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

Additionally, we had cash proceeds from employee option exercises of $244 million for the nine months ended September 30, 2007, compared to $231 million for the same period in 2006. Excess tax benefits from stock-based awards (which are included as a source of cash flows from financing activities) were $134 million for the nine months ended September 30, 2007, compared to $355 million for the same period in 2006. In the quarter ended September 30, 2007, we determined that income tax benefits of $76 million relating to acquired net operating losses should have been recognized instead of net operating losses resulting from the exercise of employee stock options. Accordingly, in the third quarter of 2007, we recorded a reduction of deferred tax assets and additional paid-in-capital in the balance sheet and reduced the amount that would have otherwise been recorded as excess tax benefits from stock-based awards in the statement of cash flows. There was no income statement effect for this item.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which are due April 1, 2008. These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Each $1,000 principal amount of the Notes will be convertible prior to April 2008 if the market price of our common stock reaches a specified threshold for a defined period of time or specified corporate transactions occur. Upon conversion, we have the right to deliver cash in lieu of common stock. As of September 30, 2007, the market price condition for convertibility of the Notes was satisfied with respect to the quarter beginning October 1, 2007 and ending December 31, 2007. We may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value. We may not redeem the Notes prior to their maturity. See Note 9 — “Short-Term Debt” in the condensed consolidated financial statements for additional information related to the Notes. To the extent that holders of the Notes do not exercise their conversion rights prior to the maturity date of April 1, 2008, we will be obligated to pay in cash the principal amount of any such Notes that remain outstanding on such maturity date. Consequently, the Notes have been classified as short-term debt in the condensed consolidated balance sheet as of September 30, 2007.

Stock repurchases

In October 2006, following the completion of the $3.0 billion share repurchase program that was authorized in March 2005, our Board of Directors authorized a new stock repurchase program for us to repurchase up to $3.0 billion of our outstanding shares of common stock from time to time over the next five years, depending on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

In the nine months ended September 30, 2007, we repurchased 49.1 million shares of common stock directly at an average price of $27.77 per share. Total cash consideration for the repurchased stock was $1,363 million.

During the third quarter of 2007, a $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 matured and settled. On the maturity date, we received 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share. See Note 11 — “Stock Repurchase Programs” in the condensed consolidated financial statements for additional information.

In addition, upon the vesting of certain restricted stock awards during the nine months ended September 30, 2007, we reacquired 70,000 shares of such vested stock to satisfy tax withholding obligations. These repurchased shares were recorded as $2 million of treasury stock and reduced the number of common shares outstanding by 70,000 accordingly.

Treasury stock is accounted for under the cost method.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $410 million for the nine months ended

September 30, 2007, compared to $558 million, including $111 million for a land purchase in Santa Clara, California in the same period in 2006.

Our capital expenditures in 2007 are expected to be consistent with 2006 levels as we continue to invest in the expansion of Yahoo! Properties and our offerings. This level of expenditure, together with the increase in operating lease commitments, is consistent with our increased headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

Operating Leases.  We have entered into various non-cancelable operating lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2007 and 2027.

A summary of gross lease commitments as of September 30, 2007 is as follows (in millions):

Gross Lease
Commitments

Three months ending December 31, 2007	$27
Years ending December 31,
2008	114
2009	113
2010	100
2011	84
2012	75
Due after 5 years	346

Total gross lease commitments	$859

Affiliate Commitments.  In connection with our contracts to provide sponsored search and/or display advertising services to affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our affiliates. As of September 30, 2007, these commitments totaled $266 million, of which $10 million will be payable in the remainder of 2007, $84 million will be payable in 2008, $111 million will be payable in 2009, and $61 million will be payable in 2010.

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, we are obligated to invest up to $141 million through July 2008. To the extent the licensed intellectual property will benefit future periods, we will capitalize such payments and amortize them over the useful life of the related intellectual property.

Income Taxes.  As of September 30, 2007, the unrecognized tax benefits that resulted in an accrued liability amounted to $252 million and are classified as “deferred and other long-term tax liabilities” on our condensed consolidated balance sheets. As of September 30, 2007, the settlement period for our income tax liabilities cannot be determined however, the liabilities are not expected to become due within the next twelve months.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2007 and 2006, we had investments in short-term marketable debt securities of approximately $0.7 billion and $0.9 billion, respectively. Such investments had a weighted-average yield of approximately 4.5 percent and 4.0 percent, respectively. As of September 30, 2007 and 2006, we had investments in long-term marketable debt securities of approximately $0.6 billion and $1.1 billion, respectively. Such investments had a weighted average yield of approximately 4.9 percent and 4.4 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $10 million and $18 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of September 30, 2007 and 2006.

The fair market value of the zero coupon senior convertible notes (the “Notes”) issued by Yahoo! and due in April 2008 is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows or results of operations. As of September 30, 2007 and 2006, the fair value of the Notes were approximately $1 billion and $0.9 billion, respectively, based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for approximately 32 percent and 34 percent of total revenues for the three and nine months ended September 30, 2007, respectively, compared to 33 percent and 32 percent of total revenues in the same periods in 2006, respectively. International revenues in the third quarter of 2007 increased $46 million, or 9 percent, compared to the same period in 2006. International revenues in the nine months ended September 30, 2007 increased $221 million, or 15 percent, compared to the same period in 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Taiwan Dollars, Australian Dollars and Canadian Dollars. The statements of income of our international operations are translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions may result in reduced revenues, operating expenses and net income for our International segment. Similarly, our revenues, operating expenses and net income will increase for our International segment, if the United States Dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the three and nine months ended September 30, 2006, our international revenues for the three and nine months ended September 30, 2007 would have been lower than we reported by approximately $15 million and $55 million, respectively.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. In the third quarter of 2007, our net foreign currency transaction gains, realized and unrealized, was $7 million, compared to net gains of less than $1 million in the same period in 2006. In the nine months ended September 30, 2007, our net foreign currency transaction gains, realized and unrealized, was $5 million, compared to net gains of $3 million in the same period in 2006. Net foreign currency transaction gains or losses were recorded in other income, net on the condensed consolidated statements of income.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2007 and 2006, net unrealized losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments. Our investments in available-for-sale equity securities were not material as of September 30, 2007 and 2006. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $12 million and $7 million as of September 30, 2007 and 2006, respectively.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Overture, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Since class certification, a condition of the settlement, was not met, the parties stipulated to terminate the settlement. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon this stipulation. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. It is uncertain whether there will be any future settlement. If a settlement is not reached, and litigation against Overture continues, we intend to defend the case vigorously

On May 11, 2007, the first of two purported securities class action lawsuits was filed against Yahoo! Inc. and certain of its officers and members of the Board of Directors. The first lawsuit was filed in the United States District Court, Central District of California by plaintiff Ellen Rosenthal Brodsky and the second lawsuit was filed in the United States District Court, Central District of California by plaintiff Manfred Hacker. The plaintiffs allege, among other things, violation of the Securities Exchange Act of 1934 sections 10(b) and 20(a), as well as Rule 10b-5. The plaintiffs generally claim that Yahoo! issued false, deceptive or misleading statements concerning its advertising business, financial results, and sales and growth potential between April 8, 2004 and July 18, 2006. The complaints seek unspecified compensatory damages, injunctive relief, costs and attorneys’ fees. We believe these cases are without merit and intend to defend them vigorously.

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

We have updated the risk factors previously disclosed in Part II Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which was filed with the Securities and Exchange Commission on August 8, 2007, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the 10-K for the year ended December 31, 2006.

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft and AOL.

We face significant competition from companies, principally Google, Microsoft and AOL, that have aggregated a variety of Internet products, services and content in a manner similar to Yahoo!. Google’s Internet search service directly competes with us for affiliate and advertiser arrangements, both of which are key to our business and operating results. Additionally, Google offers many other services that directly compete with our services, including a consumer e-mail service, desktop search, local search, instant messaging, photos, maps, mobile applications, shopping services and advertising solutions. Microsoft has introduced its own Internet search service with paid search, and other advertising solutions, and may release features that may make Internet searching capabilities a more integrated part of its Windows operating system. AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports and other media holdings; access to a network of cable and other broadband users and delivery technologies; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually, and potentially in combination with each other. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our revenues and growth rates could decline.

We also face competition from other Internet service companies, including Internet access providers, device manufacturers offering online services, internet advertising companies, and destination websites.

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

We also compete for customers, users and advertisers with many other providers of online services, including internet advertising companies, destination websites and social media and networking sites. Some of these competitors may have more expertise in a particular segment of the market, and within such segment, have longer operating histories, larger advertiser or user bases, and more brand recognition or technological features than we offer.

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

For the quarter ended September 30, 2007, 87 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

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

A significant percentage of users and businesses that conduct searches and access our search marketing listings comes from a limited number of sources in certain markets. In addition to Yahoo! Properties, sources for users are members of our affiliate network, including portals, browsers and other affiliates. Our agreements with affiliates vary in duration, and depending on the agreement, provide varying levels of discretion to the affiliate in the implementation of search marketing, including the degree to which affiliates can modify the presentation of the search marketing listings on their websites or integrate search marketing with their own services. The agreements may be terminable upon the occurrence of certain events, including failure to meet certain service levels, material breaches of agreement terms, changes in control or in some instances, at will. We may not be successful in renewing our affiliate agreements on as favorable terms or at all. The loss of affiliates providing significant users or businesses or an adverse change in implementation of search marketing by any of these affiliates could harm our ability to generate revenue, our operating results and cash flows from operations.

We may not be able to generate substantial revenues from our alliances with Internet access providers.

Through alliances with Internet access providers, we offer access services that combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from third-party access providers. We may not be able to retain the alliances with our existing Internet access providers or to obtain new alliances with Internet access providers on terms that are reasonable. In addition, these Internet access services compete with many large companies such as AOL, Microsoft, Comcast Corporation and other established Internet access providers. In certain of these cases, our competition has substantially greater market presence (including an existing user base) and greater financial, technical, marketing or other resources. As a result of these and other competitive factors, the Internet access providers with which we have formed alliances may not be able to attract, grow or retain their customer bases, which would negatively impact our ability to sell customized content and services through this channel and, in turn, reduce our anticipated revenues from our alliances.

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

There can be no assurance that the purchasing pattern of advertisers on Yahoo! Properties will not fluctuate, that advertisers will not make smaller and shorter-term purchases, or that market prices for online advertising will not decrease due to competitive or other factors. In addition, there can be no assurance that the volume of searches conducted, the amounts bid by advertisers for search marketing listings or the number of advertisers that bid in our search marketing marketplace will not vary widely from period to period. As revenues from new sources increase, it may become more difficult to predict our financial results based on historical performance. You should not rely on the results for any period as an indication of future performance.

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

We create, own and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets and rights to certain domain names, which we believe are among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries of the world, and through contractual provisions. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages. Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, misused or exploited our brands without permission or copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law or trademark law. If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

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

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers or affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brand and negatively impact our operating results.

We are subject to United States and foreign government regulation of Internet, mobile, and Voice over Internet Protocol services which could subject us to claims, judgments and remedies including monetary liabilities and limitations on our business practices.

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

A number of United States federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failures on our part to comply with these regulations may subject us to significant liabilities.

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

Further, failure or perceived failure to comply with our policies or applicable requirements or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to the Yahoo! brands, and ultimately in a loss of users, partners or advertisers, which could adversely affect our business.

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

It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. For example, we offer web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. We may also face purported consumer class action suits relating to our online services, including our fee-based services. In addition, our customers, third parties or government entities may assert claims or actions against us if our online services are used by third parties to spread or facilitate malicious or harmful applications. Investigating and defending any of these types of claims is expensive, even to the extent that the claims are without merit or do not ultimately result in liability, could subject us to significant monetary liability or cause a change in business practices that could impact our ability to compete.

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

We rely on third-party providers for our principal Internet connections and technologies, databases and services critical to our properties and services, and any errors, failures or disruption in the services provided by these third parties could significantly harm our business and operating results.

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

We rely on third-party providers of rich media products to provide the technologies required to deliver rich media content to our users, and any change in the licensing terms, costs, availability or user acceptance of these products could adversely affect our business.

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

If we fail to prevent click fraud, or other malicious applications or activity of others, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, we could lose the confidence of our advertisers as well as face potential litigation, government regulation or legislation, which could adversely impact our business and profitability.

We are exposed to the risk of click fraud or other clicks that advertisers may perceive as undesirable. If fraudulent or other malicious applications or activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs. This could damage our brand and lead to a loss of advertisers and revenue. Advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. We may also issue refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, refunds or credits could negatively impact our profitability.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended September 30, 2007, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $22.27 to $27.80 per share and the closing sale price on October 31, 2007 was $31.10 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results; announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba; and news reports relating to trends in our markets or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2007 was as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total Number	Average	as Part of a	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Programs
Period	Purchased (1) (2) (3)	per Share	Program	(in 000s) (1) (2)

July 1 — July 31, 2007	3,741,752	$26.75	3,741,752	$1,886,745
August 1 — August 31, 2007	16,468,427	$26.54	16,468,427	$1,499,657
September 1 — September 30, 2007	2,790,000	$22.54	2,790,000	$1,386,764

Total	23,000,179	$26.09	23,000,179

(1)	The shares repurchased in the three months ended September 30, 2007 were under our stock repurchase program that was announced in October 2006 with an authorized level of $3.0 billion. This program will expire in October 2011.

(2)	As of September 30, 2007, our $250 million structured stock repurchase transaction matured during the third quarter of 2007, which was entered into in the first quarter of 2007. On the maturity date, we received 8.4 million shares of our common stock, at an effective buy-back price of $29.80 per share. This structured stock repurchase transaction reduced the dollar value of additional shares that may be repurchased under our current program.

(3)	Excludes 70,000 shares delivered by employees to satisfy tax-withholding obligations upon the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed July 27, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7	**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
4.11		Registration Rights Agreement, dated July 11, 2007 among the Registrant and certain stockholders of Right Media Inc. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3, Registration No. 333-145045 and incorporated herein by reference.)
31.1	*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.
31.2	*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a)18 U.S.C. Section 1350, as Adopted Pursuant to Section 302906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: November 9, 2007	By: /s/ BLAKE JORGENSEN Blake Jorgensen Chief Financial Officer (Principal Financial Officer)

Dated: November 9, 2007	By: /s/ MICHAEL MURRAY Michael Murray Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed July 27, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7	**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
4.11		Registration Rights Agreement, dated July 11, 2007 among the Registrant and certain stockholders of Right Media Inc. (Filed as Exhibit 4.2 to the Registration Statement on Form S-3, Registration No. 333-145045 and incorporated herein by reference.)
31.1	*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.
31.2	*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2007.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.