Form 10-K
period 2007-12-31
YAHOO INC
filed 2008-02-27
CIK 1011006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code:
(408) 349-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Rights to Purchase Series A Junior Participating Preferred Stock	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☑  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 29, 2007, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market, was $32,724,039,883. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 15, 2008 was 1,337,165,049.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2008 Annual Meeting of Stockholders — Part III Items 10, 11, 12, 13 and 14.

YAHOO! INC.
Form 10-K
Fiscal Year Ended December 31, 2007

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, Y!, del.icio.us, Flickr, HotJobs, Bix, Geocities, Jumpcut, Kelkoo, Launch, Musicmatch, Overture, and their respective logos. All other names are trademarks and/or registered trademarks of their respective owners.

Part I

Item 1.	Business

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “our,” “we,” or “us”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo! is focused on powering its communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. We seek to provide Internet services that are essential and relevant to these communities of users, advertisers, publishers, and developers. Publishers, such as eBay Inc. (“eBay”), WebMD, Cars.com, Forbes.com, and the Newspaper Consortium (our strategic partnership with a consortium of over 20 leading United States (“U.S.”) newspaper publishing companies), are a subset of our Affiliates and are primarily Websites and search engines that attract users by providing content of interest, presented on Web pages that have space for advertisements.

To users, we provide owned and operated online properties and services (“Yahoo! Properties,” “Offerings,” or “Owned and Operated sites”). We also extend our marketing platform and access to Internet users beyond Yahoo! Properties through our distribution network of third-party entities (referred to as “Affiliates”) who have integrated our advertising offerings into their Websites (referred to as “Affiliate sites”) or their other offerings.

Our offerings to users currently fall into five categories — Front Doors; Search; Communications and Communities; Media; and Connected Life. The majority of our offerings are available in more than 20 languages.

We focus on expanding our communities of users and deepening their engagement on Yahoo! Properties to enhance the value of our users to advertisers and publishers and thereby increase the spending of advertisers through our Owned and Operated and Affiliate sites. We believe that we can expand our communities of users by offering compelling Internet services and effectively integrating search, community, personalization, and content to create a powerful user experience. We leverage our user relationships and the social community the users create to enhance our online advertising potential, as well as our fee-based services.

To advertisers and publishers, we provide a range of marketing solutions and tools that enable businesses to reach users who visit Yahoo! Properties and our Affiliate sites.

To developers, we provide an innovative and easily accessible array of Web Services and Application Programming Interfaces (“APIs”), technical resources, tools, and channels to market.

We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of our user services are free, we do charge for a range of premium services that we offer. We classify these revenues as either marketing services or fees revenues.

Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. We were incorporated in 1995 and are a Delaware corporation. We are headquartered in Sunnyvale, California, and have offices in more than 20 countries, provinces, or territories in which Yahoo! conducts business by offering products or services to local audiences.

Yahoo! has embarked on a transformation to meet the needs of our users, advertisers, publishers, and developers. From our original goal as a guide to the Web, our goal today is to build the most open, robust, and vibrant online ad network on the Web to reach the largest and most engaged community of online users. We are currently focusing on three primary strategic multi-year objectives that will be the core of our strategy and operations for the next few years: become the starting point for users on the Internet; establish Yahoo! as the “must buy” for advertisers; and deliver industry-leading platforms that attract developers.

Management and Board of Directors Changes

During 2007, we made key changes to our executive leadership. Our Board of Directors (the “Board”) appointed Jerry Yang, Yahoo! co-founder and long-time board member, to succeed Terry Semel as Chief Executive Officer. The Board also named Susan Decker as President and Blake Jorgensen, co-founder of Thomas Weisel Partners, as Chief Financial Officer. Terry Semel served as non-executive Chairman of the Board until January 31, 2008. Roy Bostock was elected to serve as non-executive Chairman of our Board on January 31, 2008. Aristotle Balogh joined the Company as our new Chief Technology Officer on February 6, 2008 to lead Yahoo!’s global engineering organization and manage all technical operations.

2007 HIGHLIGHTS

The following are some of our key accomplishments during 2007 directed at furthering our objective of providing essential and relevant Internet services to users, advertisers, publishers, and developers:

Users — Engagement Services and Offerings

•	Acquired Zimbra, Inc., a provider of e-mail and collaboration software, expanding Yahoo!’s mail offerings and presence in universities, small and medium-sized businesses, and service provider partners.

•	Acquired Rivals.com, a leading online destination for college and high school sports and recruiting information, expanding community offerings and open publishing capabilities on Yahoo! Sports.

•	Launched the next generation of Yahoo! Mail, with unlimited storage and the ability to send instant messages (“IM”) and text messages to mobile phones in the United States (“U.S.”), Canada, India, and the Philippines from within the e-mail experience.

•	Launched Yahoo! Search Assist, among the most advanced assistance technology on the Web that integrates audio, video, and photos directly into search results and provides real-time query suggestions and related topics and concepts.

•	Launched Yahoo! Go for Mobile 2.0, an innovative application that significantly enhanced the mobile Internet experience for consumers through a unique product design, the ability to personalize with content from the entire Internet, and an all new mobile search.

•	Introduced My Yahoo!, our free personalized start page, which features more robust content and a larger variety of personalization options, including color, layout, and drag and drop functionality. Powered by a new front and back end, the new My Yahoo! reflects months of user feedback and most requested features. My Yahoo! leads the personalized Web pages in its category in both unique visitors and time spent.

Advertisers — Marketing Solutions and Tools

•	Acquired Right Media Inc. (“Right Media”), an online advertising exchange that is an integral piece of the Company’s strategy to build the industry’s leading advertising and publishing network. The acquisition is a key step in Yahoo!’s efforts to change how publishers connect to their audiences in one open advertising community.

•	Acquired BlueLithium Inc., an online global ad network, complementing Yahoo!’s leading advertising tools and capabilities through its offerings of direct response products and extending Yahoo!’s ability to deliver powerful data analytics, advanced targeting, and innovative media buying strategies to advertisers.

•	Launched the second phase of Panama, our search marketing system, by introducing its new ranking model to all of our major domestic and international markets. The new ranking model allows ads to be ranked by quality and keyword bid price.

•	Introduced Yahoo! Smart Ads in the travel and auto categories as an innovative advertising platform providing marketers and advertisers with customization, relevance, and targeting capabilities with display ads.

•	Combined Yahoo!’s search and display advertising sales teams in the U.S. to better serve all our advertisers’ marketing objectives from brand awareness to direct response.

•	Launched a syndicated advertising partnership with Vodafone as its exclusive partner in the United Kingdom. Through the partnership, Yahoo! provides mobile display advertisements in Vodafone’s Live! Portal, mobile TV application, and mobile games.

Publishers — Alliances and Partnerships

•	Entered into a multi-year search and advertising distribution agreement with WebMD and significant display advertising agreements with Cars.com, Forbes.com, and Ziff-Davis Media, in addition to entering into an agreement to provide display and video advertising services on Comcast.net to build Yahoo!’s network of premium publishers.

•	Entered into a multi-year partnership with Viacom Inc. to provide search tools and contextual advertising for Viacom’s broadband sites including MTV, VH1, Comedy Central, and Nickelodeon television networks.

•	Expanded the Newspaper Consortium to include over 20 newspaper publishing companies and more than 550 daily and weekly newspapers at the end of 2007. The partnership encompasses co-branding of the Yahoo! HotJobs careers platform with the newspapers’ career listings businesses; the enhancement of newspaper online advertising revenues using Yahoo!’s display advertising technology; leveraging the strengths of the newspapers’ local sales forces and Yahoo!’s national online sales force; integration of Yahoo!’s paid search technology across newspaper sites; and distribution of high-quality newspaper content across the Yahoo! network.

•	Expanded our strategic partnership with eBay that focuses on multiple areas of cooperation including algorithmic search, payment processing, and display advertising. Through this agreement, Yahoo! serves as the exclusive third-party seller of both paid search and display advertising for eBay in the U.S.

•	Expanded our global mobile services with nine new partnerships across Asia Pacific and entered into new and expanded agreements to distribute our mobile offerings including Yahoo! oneSearch, Yahoo! Go 2.0, and Yahoo! Mail with more than 20 leading mobile operators and key handset original equipment manufacturers (“OEMs”) including Research in Motion, Nokia, Motorola, Apple, America Movil, Telefonica, and Globe.

We expect to continue to acquire or make investments in companies, products, services, and technologies in the future. See Note 3 — “Acquisitions” of the notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions.

Our accomplishments are possible because of our dedicated, highly skilled, and talented employees. We believe that Yahoo! attracts among the most highly qualified and accomplished scientists, engineers, design specialists, marketers, and professionals. We seek to recruit and retain people who thrive on the opportunity Yahoo! provides to engage in technically challenging and innovative products that benefit our users across a range of areas.

WHAT WE OFFER OUR USERS

Our offerings to users on Yahoo! Properties currently fall into five categories: Front Doors, Search, Communications and Communities, Media, and Connected Life.

Front Doors

Our Front Doors offerings provide a navigation hub, a personalized start page, known as My Yahoo!, and a Web-browser add-on to users. Each of these is provided free of charge and acts as a starting point into Yahoo! Properties and the Web. Our Front Doors offerings generate revenues primarily from display advertising.

Our Front Doors offerings include Yahoo! Front Page, My Yahoo!, and Yahoo! Toolbar:

Yahoo! Front Page (www.yahoo.com) serves as a free navigation hub and starting point into the Yahoo! Properties. Among many available features on the page are the ability to perform a Web search, read the latest news, link to Yahoo! Websites, and view promotions from Yahoo!’s advertisers and publishers.

My Yahoo! is our free, personalized start page that allows registered members to create a personal profile and organizes and delivers information of personal interest to our users via a user-customized interface. Through personalization, the My Yahoo! platform allows us to deliver targeted advertising and transaction-based services on behalf of our advertisers and publishers.

Yahoo! Toolbar is a free Web browser add-on that enables users to conveniently access Yahoo! Properties from anywhere on the Web and provides free security services to enhance the user experience. In 2007, we released updated versions of the Internet Explorer toolbar and the Firefox toolbar, with improved features and the latest bookmarks functionality.

Search

Our Search offerings are often the starting point for our users navigating the Internet and searching for information, whether from their computer or a mobile device. In Search, our goal is to provide the most valued and trusted search experience for users, advertisers, and publishers. In the emerging areas of social search and media, our goal is to create the most desirable and relevant communities, large and small, to enable people to connect and exchange knowledge, insights, and experiences with each other. Social search and media enable users to leverage their network of friends, interests, and other trusted information sources to improve everyday Web browsing and searching experiences. Yahoo! generates revenues primarily from users clicking on sponsored search links, paid inclusion, and directory.

Our Search offerings include the following:

•	Search — Yahoo! Search

•	Local — Yahoo! Yellow Pages; Yahoo! Maps; and Yahoo! Local

•	Shopping — Yahoo! Shopping and Kelkoo, S.A.

•	Travel — Yahoo! Travel

•	Personals — Yahoo! Personals

•	Answers — Yahoo! Answers

Search

Yahoo! Search, our proprietary algorithmic search technology, provides users with a free comprehensive and highly relevant online search experience with search results sorted based on relevance to the user’s search query. Yahoo! Search discovers and processes content (including Web pages, documents, images, videos, and audio clips) on the Internet to give users a comprehensive, up-to-date, and relevant search experience. Pages on the Internet are ranked according to their relevance to a particular query by analyzing document features, including text, title and description accuracy, source, associated links, and other unique document characteristics. For example, if the user enters the phrase “hybrid car” into the Yahoo! Search box, the Yahoo! search technology will search its indexed Web pages and return links to what it identifies as the most relevant Websites regarding “hybrid car” on the Internet. A single search gives immediate results from a database that is updated frequently to capture newly created and changing pages, including late breaking news and timely events. The search might also return results from Yahoo! Answers, Yahoo! Video, or Flickr.

In 2007, Yahoo! Search launched Yahoo! Search Assist, its assistance technology that helps users refine searches to get straight to the answers they are looking for by offering suggested search terms. The size of the Yahoo! Search index, a measure of how much content from across the Web is searchable, continued to grow significantly making it among the largest search engines available, delivering a comprehensive, up-to-date, and relevant search experience.

To further extend our reach in social search products, we now provide users with easy ways to remember, search, organize, and share their favorite Websites and Web pages. Through the popular social bookmarking Website del.icio.us, users are able to access, manage, and share their favorite pages on the Internet from any computer.

Local

Our Local offerings include three individual search properties whose primary services are available free to users: Yahoo! Yellow Pages, Yahoo! Maps, and Yahoo! Local.

Yahoo! Yellow Pages enables users to quickly connect to local and national merchants in the U.S. through business address and phone listings. Yahoo! Yellow Pages generates revenues from our advertisers and publishers by serving sponsored business listings at the top of the search results page.

Yahoo! Maps provides interactive maps with zooming, real time traffic conditions, and accident reports, together with integrated driving directions. In 2007, we enhanced our offering with a new display format, customizable printed directions, and improved driving directions. We also released Yahoo! Maps in several additional countries, including Canada, France, India, Germany, and the United Kingdom, as well as a Spanish language version in the U.S. Yahoo! Maps generates revenues by showing display advertising on the site, as well as running “Business Locator” advertisements that automatically search for a particular business in the map view.

Yahoo! Local is a stand-alone offering, using content and technology from other properties such as Yahoo! Yellow Pages and Yahoo! Maps to help users find local business listings, recommendations, events, and user reviews. In 2007, we introduced a new layout focused on building our community of users and encouraging contribution of user-generated content, including reviews, helpfulness ratings, comments, and photos. The “City Guides” page was developed to surface popular listings, events, and information in the user’s local area. Yahoo! Local generates revenues from our advertisers and publishers by serving “Featured Listings” placements on our search results page, as well as offering “Enhanced Listings” with enhanced content on a business listings page.

Shopping

Yahoo! Shopping provides comprehensive search functionality and comparison-shopping tools for users to find, research, compare, and buy products online. This property also provides a full suite of merchant ratings, product review, and research tools compiled by user-generated and third-party sources. Kelkoo provides product search functionality and an online comparison shopping service with operations in 10 European countries and also powers the Yahoo! Shopping services in Australia and Taiwan. Yahoo! Shopping generates revenues from merchants when users click-through to their Websites and/or through a revenue share of the final selling value when users purchase products. A “click-through” occurs when a user clicks on an advertisers’ listing.

Travel

Yahoo! Travel is a comprehensive online travel research and booking site for users to find, compare, and conveniently purchase travel products such as airline tickets, hotel rooms, car rentals, vacation packages, and cruises. Yahoo! Travel also includes Yahoo! Trip Planner, a social media product that allows users to document their personal travel experiences with others. Yahoo! Travel generates revenues from our travel partners when users click-through to their Websites and/or through a revenue share of the booking value when users make travel arrangements on Yahoo! Travel.

Personals

Yahoo! Personals is a leading online dating service. It allows users, free of charge, to post a profile and search for others with whom to communicate within the Yahoo! Personals community. Users can also send short one-time messages to others to communicate their interest without charge. With a paid subscription, Yahoo! Personals’ users can e-mail and use Yahoo! Messenger to communicate with others in the Yahoo! Personals community. The standard Yahoo! Personals subscription service serves a large population of people with a user experience that is tailored to meet the communication needs of today’s online daters. In 2007, Yahoo! Personals was redesigned to deliver a fresh new look and provide easier access to mail and search results. Yahoo! Personals generates revenues primarily from premium user subscription fees.

Answers

Yahoo! Answers is an online community where anyone can ask and answer questions on any topic. It is a living repository for relevant information made up of real life experiences, advice, and opinions. Yahoo! Answers connects people to the information they are seeking with those who know it. Yahoo! Answers provides a global platform where users around the world share their experience and insight. Yahoo! Answers generates revenues primarily from display advertisements on the site.

Communications and Communities

Communications and Communities offerings provide a wide range of communication services to users and small businesses across a variety of devices and through our Yahoo! Broadband alliances. We offer some services free of charge to our users and also provide some of our services on a fee or subscription basis.

Our Communications and Communities offerings include the following:

•	Communications — Yahoo! Mail; Zimbra Mail; and Yahoo! Messenger

•	Communities — Yahoo! Groups; Yahoo! 360[o]; and Flickr

Communications

Yahoo! Mail is a free service available in over 20 languages that provides users with a full-featured e-mail functionality and experience including industry-leading spam and virus protection, unlimited free storage, significant attachment size capacity, advanced search capabilities, and robust address book functionality. In addition to our basic e-mail service, for a subscription fee, we offer Yahoo! Mail Plus, a premium mail service providing a number of premium features, including access via e-mail applications such as Outlook, enhanced spam protection, additional attachment size capacity, and a display ad-free interface. In 2007, we released for general availability a new version of Yahoo! Mail that provides a faster experience with enhanced functionality, such as drag and drop e-mail organization and message previews. Yahoo! Mail generates revenues primarily from display advertising and premium user fees.

Zimbra Mail is a messaging and collaboration application for enterprise, service provider, education, and government environments. The powerful Web application integrates e-mail, contacts, shared calendar, and online documents into a single interface. In addition, the service offers seamless compatibility with other clients like Microsoft Outlook, Apple desktop suite, and Mozilla Thunderbird, and a mobility solution that works across a range of devices from the Blackberry to the iPhone. Zimbra Mail generates revenues by selling technology license fees for the application.

Yahoo! Messenger instant messaging service provides a free, interactive, and personalized way for people to connect and share experiences with their friends, family, and colleagues on a real-time basis. Yahoo! Messenger’s communications suite integrates leading Yahoo! services including Games, Music, Flickr, and Search. Yahoo! Messenger allows users to stay connected to each other through text IM, e-mail, voice, video, or mobile messaging. Yahoo! Messenger generates revenues primarily from display advertising.

Communities

Yahoo! Groups is a free service that enables people with shared interests to meet and stay connected and informed. The service provides members with shared access to information such as message archives, photo albums, event calendars, and polls. Yahoo! Groups generates revenues primarily from display advertising.

Yahoo! 360o is a free service providing users with an integrated experience, seamlessly bringing together popular communications, content, and community services such as Yahoo! Messenger, Flickr, Yahoo! Music, and Yahoo! Groups with sharing tools for recommending favorite movies, restaurants, music, and more. Yahoo! 360o generates revenues primarily from display advertising.

Flickr is an online photo management and sharing application that makes it easy for people to upload, store, organize, and share their photos with the people that matter most to them. In addition to the basic service, Flickr offers a premium service with unlimited storage, uploads, and an ad-free browsing and sharing interface. Flickr generates revenues primarily from premium account fees and display advertising.

Media

Our Media offerings deliver content that is available without charge to our users, and also provide content on a fee or subscription basis.

Our Media offerings include the following:

•	Information — Yahoo! News; Yahoo! Finance; Yahoo! Sports; and Rivals.com

•	Entertainment — Yahoo! Music; Yahoo! Movies and Yahoo! TV; Yahoo! Games; Yahoo! Video; and omg!

•	Lifestyles — Yahoo! Autos; Yahoo! Real Estate; Yahoo! Food; Yahoo! Tech; Yahoo! Kids; and Yahoo! Health

Information

Yahoo! News aggregates news stories from news providers such as the Associated Press, Reuters, Agence France-Presse (AFP), ABC News, CBS, CNN, and Fox News. Through Yahoo! News, users receive free up-to-the-minute news coverage with video, text, photos, and audio from multiple sources and points of view. Yahoo! News provides aggregated content for over 20 topical sections, including World News, US News, Elections, Health, Travel, and Business. In 2007, we launched People of the Web featuring original news coverage on the Internet about interesting people. Local news coverage was further expanded in 2007 bringing local news headlines from Yahoo!’s Newspaper Consortium partners to Yahoo!’s local news section. In 2007, Yahoo! acquired BuzzTracker, a news site that automatically generates news pages for a multitude of topics, both broad and narrow. The acquisition increases Yahoo!’s technological capabilities used to track a wide number of individual news topics.

Yahoo! Finance provides a comprehensive set of financial resources that range from investment and company information to personal financial management tools. Free tools are provided to help users manage their personal finances as well as gather data, news, and information for making informed investment decisions. Company conference call transcripts, analyst research reports, and real-time streaming quotes are available through Yahoo! Finance for a fee. Financial news and video coverage were further expanded in 2007 through relationships with a number of providers, including Fox Business News, CNBC, and Portfolio.

Yahoo! Sports provides a fast, live, and interactive online experience for sports fans across all major sports and all levels, from professional to high school and college. Yahoo! Sports offers original free and fee-based fantasy games, up-to-the-minute news, real-time statistics and scoring, broadcast programming, integrated shopping, and an online sports community. Yahoo! Sports has content and marketing relationships with professional sports organizations and media outlets including the National Football League, National Basketball Association, Major League Baseball, National Hockey League, Players Inc., Major League Baseball Players’ Association, Stats, Inc., and the Associated Press. Yahoo! Sports also produces its own original content, including sports stories from its team of exclusive writers and editors and video programming, which includes its SportStream and Fantasy Football Live shows, both of which are offered free to the viewer.

Rivals.com is a leading online provider of college and high school sports and recruiting information, primarily focused on football and basketball, that we acquired in 2007. Rivals.com maintains a network of more than 150 individual Websites.

Entertainment

Yahoo! Music offers a wide selection of free services, including music videos, streaming audio, Internet radio, exclusive artist features, and music news. Yahoo! Music also offers fee-based music services including premium Internet radio and music subscription services. Nissan Live Sets offers exclusive artist features, incorporating original artist performances with social networking elements, allowing users to submit photos, blog, and interact with the artists. In 2007, Yahoo! Music launched a free lyrics site on the Web allowing users to view selected lyrics, as well as new features such as local upcoming concert listings, increased personalization with audio and video playlists, exclusive content, and blogs from industry leaders.

Yahoo! Movies and Yahoo! TV offers free entertainment services which include exclusive video content such as trailers, clips and never-before-seen extras, entertainment news, photo galleries, and reviews. Yahoo! Movies features paid-for film promotions for major movie studios, including Disney, Fox, Sony, Universal, and Warner Brothers. Yahoo! Movies also provides coverage of the Oscars and other Red Carpet events. Yahoo! TV partners with key television networks, producers, and content creators to provide users a deeper, more engaging experience with their favorite programs, including guides to Fall TV, the Emmy Awards, and other high-profile television events.

Yahoo! Games offers free classic board, card, arcade, and word games along with downloadable games, Web games, game strategy guides, shopping guides, gaming news, tournaments, and leagues. The site also reviews the latest and most popular computer and console videogames, and features video content such as newly-released videogame trailers and exclusive video game walkthroughs. Our integration of games with Yahoo! Messenger allows users to see what games their friends are playing and join the game through Yahoo! Messenger. Yahoo! Games also offers a variety of fee-based premium game downloads and services.

Yahoo! Video is an online video destination that enables users to find, view, and share a broad array of professional and user-generated videos. The site also enables individual users and partners to upload video content directly to Yahoo! Video, where it can then be accessed by other users. The site is free and users can upload an unlimited amount of video content.

omg! is Yahoo!’s celebrity news site launched in June 2007. The site contains celebrity news and gossip, photo galleries and features, as well as interactive user polls. Content is provided by major news sources including Associated Press and Reuters as well as entertainment partners, X17, and Access Hollywood.

Lifestyles

Yahoo! Autos enables users to research, price, and compare cars online. Information and services available free of charge to our users include vehicle pricing, specification and option information, used car listings, expert reviews, user reviews and ratings, car comparisons, financing calculators, and new car quotes from dealers. We earn fees on a per lead basis for transactions completed between our users and automotive manufacturers and dealers. In 2007, we re-launched our used car listings section with a new partner, Cars.com.

Yahoo! Real Estate provides information and services for users who are looking to buy, sell, or rent a home. Users are able to search across multiple property types such as existing homes, new homes, apartment rentals, foreclosures, and classifieds. Yahoo! Real Estate offers decision-support tools such as interactive maps, home valuation tools, financial calculators, and content about local neighborhoods, schools, home loans, foreclosures, and finding a real estate agent. Yahoo! Real Estate generates revenues from partners who pay to list their properties on our site.

Yahoo! Food is a one-stop online food destination. The site contains free recipes, chef and restaurant information, food video segments, and select blogs dedicated to food topics. Content is provided by recognized authorities and personalities in the food space. Yahoo! Food generates revenues primarily from display advertising.

Yahoo! Tech offers users a variety of free information on consumer electronics, including product comparisons and consumer reviews. Yahoo! Tech was developed with the simple philosophy of making technology easy for all Yahoo! users, especially those without a deep understanding of technology and gadgets. Yahoo! Tech generates revenues primarily from display advertising.

Yahoo! Kids is a free entertainment and educational Internet guide designed for children ages six to twelve. Yahoo! Kids offerings include games, reference materials, and movie information. Additionally, Yahoo! Kids includes a “study zone” section with resources for classroom and after class exploration. Yahoo! Kids generates revenues primarily from display advertising.

Yahoo! Health is a comprehensive healthcare destination. Yahoo! Health provides free information on healthy living, medical conditions, clinical trials, diet, and fitness. The site contains online community tools, complete with groups focused on popular health topics, as well as blogs provided by recognized experts. Yahoo! Health generates revenues primarily from display advertising.

Connected Life

Our Connected Life offerings include co-branded broadband, Yahoo! Mobile, Yahoo! Digital Home, and Yahoo! Desktop. Connected Life offers services designed to provide consumers with easy access to the open Internet and their Yahoo! content and communities across a variety of Internet-enabled devices including mobile, televisions, and personal computers (“PCs”).

Yahoo! Mobile’s goal is to connect people to Internet content via mobile devices and become the premier mobile Internet starting point for users, advertisers, and publishers. Throughout 2007, Yahoo! Mobile focused on creating experiences specifically built for the mobile environment by reinventing mobile search, creating open mobile platforms, and driving mobile advertising opportunities. In early 2007, Yahoo! launched oneSearch, a reinvention of mobile search that provides instant answers and relevant information. oneSearch is currently available in 20 countries. Over the course of the year, Yahoo! Mobile forged over 20 strategic partnerships for oneSearch with leading mobile operators around the world including Telefonica, America Movil, 3 Group, and Globe Telecom Inc. In 2007, we launched Yahoo! Go 2.0 in 17 countries across Europe, Asia, and the Americas. We generate fees revenues by distributing Yahoo! services through mobile operators and advertising revenues by selling mobile search and display advertising to Yahoo! advertising customers.

We grew our mobile advertising leadership with the launch of global display advertising in 20 countries and the expansion of search advertising in the U.S., United Kingdom, and Japan. We launched syndicated advertising on Vodafone as its exclusive partner in the United Kingdom. We have become the partner of choice to more than 30 clients, including Coca-Cola, Adidas, Hewlett Packard, Ford, Sony, Procter & Gamble, Hilton, and Paramount.

Yahoo! Digital Home is focused on creating the best consumer experiences around open content for television and other devices. In 2007, Yahoo! executed a multi-year development deal with Intel to develop an application for a new Intel digital home set top hardware device and to build consumer services to run on the new application. Other Yahoo! Digital Home initiatives include the launch of Sony’s Bravia Internet Video Link application in the U.S., Canada, and Mexico, and the availability of Yahoo! Sports for TV Major League Baseball to deliver contextual Internet content to enhance the television viewing experience. Yahoo! Digital Home generates revenues primarily from search and display advertising.

Yahoo! Desktop services make it easy for users to keep up-to-date on and to interact with their Yahoo! services and other Internet-based information on their PC desktop without using an Internet browser. Yahoo! Widgets is a platform that allows consumers to take advantage of more than 4,400 lightweight applications that may reside on a user’s PC desktop to perform a wide variety of tasks and provide access to an array of information. In 2007, we released Yahoo! Widgets 4.5, making it easier for consumers to discover Widgets and for developers to create them. Yahoo! Desktop generates revenues primarily from search and display advertising.

We also generate revenues from some of our marketing services and product offerings as discussed below.

HOW WE GENERATE REVENUES

As part of our strategy to provide the most efficient and effective marketing services for advertisers and publishers, we are committed to providing a comprehensive set of Internet marketing solutions. There is an ongoing growth in the advertising market and an increasing shift in advertisers’ and publishers’ use of online media, as communities shift toward the Internet from traditional media. We are committed to capitalizing on this shift and helping advertisers and publishers create and execute Internet marketing solutions that both enable users to interact with our advertisers’ and publishers’ brands as well as provide valuable insights to our advertisers and publishers about their customer base. We utilize our continuing research of the marketplace and our understanding of our users and their interests to offer a suite of targeted marketing services for our advertisers and publishers to meet the full range of their needs from brand building to consumer awareness, direct marketing, lead generation, commerce services, and ad inventory monetization. Our offerings enable marketers to display their advertisements in different formats and in different locations on Yahoo! Properties and on our Affiliate sites and to optimize their performance against their marketing objectives.

Advertisers and publishers can display advertisements on the pages that are viewed by users across Yahoo! Properties and on our Affiliate sites. Yahoo! offers a broad range of tools available for online display advertising, including rich media, video, and targeting. We work with our advertisers and publishers to maximize the effectiveness of their campaigns by optimizing advertising formats and placement on Yahoo! Properties or our Affiliate sites. We also use our targeting capabilities to help advertisers and publishers reach their desired communities by placing contextually relevant advertising on both our Owned and Operated sites and the sites of our Affiliate partners.

We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. The majority of our marketing services revenues is from sales of online display advertising. Revenues are generated from several offerings including: the display of rich media advertisements, display of text-based links to an advertiser’s Website, listing-based services, and commerce-based transactions.

We recognize revenues from the display of graphical advertisements (“display advertising”) on Yahoo! Properties and on Affiliate sites as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. We also recognize revenues from the display of text based links to the Websites of our advertisers (“search advertising”) which are placed on Yahoo! Properties and on Affiliate sites. We recognize revenues from these arrangements as “click-throughs” occur.

Marketing services revenues also include listings and transaction revenues. Listings revenues are generated from a variety of consumer and business listings-based services, including access to the Yahoo! HotJobs database and classified advertising such as Yahoo! Autos, Yahoo! Real Estate, and other services. We recognize listings revenues when the services are performed. Transaction revenues are generated from facilitating commercial transactions through Yahoo! Properties, principally from Yahoo! Travel and Yahoo! Shopping. We recognize transaction revenues when there is evidence that qualifying transactions have occurred, for example, when travel arrangements are booked through Yahoo! Travel.

Fees revenues consist of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, premium mail, music and personals offerings, as well as services for small businesses. We recognize fees revenues when the services are performed.

In 2006, we formed a strategic partnership with the Newspaper Consortium enabling the newspapers to provide advertisers who buy ads in any of the consortium’s newspapers the ability to also post their ads on Yahoo!’s advertising network. In 2007, we expanded the partnership to include over 20 leading U.S. newspaper publishing companies and more than 550 daily and weekly newspapers. We believe this arrangement will continue to expand a powerful local and national advertising marketplace, enabling advertisers to reach a larger, broader audience, and enabling newspapers to increase their overall monetization. In addition, Yahoo! places ads from Yahoo!’s advertisers on these newspapers’ sites. For these advertising services, we earn revenue as “impressions” are delivered.

We also provide advertising through a series of search offerings that enable advertisers to display text-based links to their Websites on Yahoo! Properties, as well as on our Affiliate sites. These advertisements are displayed in response to different user actions — when a keyword is used in a search query initiated by a user or when specific content is being viewed by a user on Yahoo! Properties or on our Affiliate sites. For example, if a user searches using the keyword “television” in the Yahoo! Search box or the search box on the Website of one of our Affiliate sites, two sets of results will appear based upon algorithmic and sponsored search technology. Links to Websites for related advertisers will appear alongside the algorithmic search results. As another example, if the user is reading an article about interest rates, he or she may be presented with advertising links to Websites for mortgage-related advertisers. For these advertising services, we earn revenues when click-throughs occur.

As a result of the acquisition of Right Media in 2007, Yahoo! expanded its advertising marketplace to enable advertisers and publishers to find and utilize ad inventory in an open auction. We generate revenues from this exchange, by charging a fee to all exchange clients that participate in a transaction. Through the exchange, advertisers can select and bid on multiple display advertising opportunities across various publishers, enabling them to expand the reach and performance of their campaigns. Publishers can select which inventory they place into the open auction, increasing the potential monetization for their entire inventory. We expect the exchange to be a key component of Yahoo!’s future growth in marketing services by providing more options to advertisers and publishers as well as creating an even larger, more vibrant advertising marketplace.

In addition to offering marketing services to advertisers and publishers, we also provide the following services:

Yahoo! Broadband has partnered with a number of broadband Internet access providers to provide a suite of Internet services for their customers including portal, search, display advertising, and mail services. We have strategic partnerships with AT&T Inc. (“AT&T”) and Verizon Communications, Inc. in the U.S., BT Telecommunications PLC (“BT”) in the United Kingdom, and Rogers Cable Inc. (“Rogers”) in Canada. We also launched a broadband partnership with Telecom New Zealand in mid-2007. We renewed contracts with Rogers and BT in late 2007, which will be in effect in early 2008.

We have structured new Broadband Internet access partnerships to reflect current market dynamics and placed BT, Rogers, and AT&T among our key ad network partners with a revenue sharing model.

Yahoo! HotJobs is one of the leaders in the online recruiting industry, providing comprehensive solutions for employers, staffing firms, and job seekers. Yahoo! HotJobs’ tools and advice put job seekers in control of their career search and make it easier and more cost-effective for recruiters and employers to find qualified candidates compared to traditional methods. Yahoo! HotJobs enables job seekers to create an online resume and to search and apply for jobs, and provides access to newsletters, online forums, and salary research, free of charge. Yahoo! HotJobs generates revenues from employers and staffing firms that pay to access our database of job seekers and use our tools to post, track, and manage job openings.

Yahoo! Small Business provides a comprehensive and integrated suite of fee-based online services including Yahoo! Domains, Yahoo! Web Hosting, Yahoo! Business Mail, and our e-commerce platform called Yahoo! Merchant Solutions. By integrating one of the leading hosting solutions with business critical services and information, Yahoo! enables our Small Business Partners to easily get online, sell online, and market and promote online. Yahoo! Small Business generates revenues primarily from user subscription fees.

GLOBAL BUSINESS

We measure our business geographically based on two segments: the United States and International. Additional information required by this item is incorporated herein by reference to Note 15 — “Segments” of the notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

We provide services in more than 20 languages in more than 30 countries, regions, and territories, including localized versions of Yahoo! in Argentina, Australia, Austria, Brazil, Canada, China, Finland, France, Germany, Greece, Hong Kong, India, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Philippines, Russia, Scandinavia (Denmark, Norway, Sweden), Singapore, Spain, Switzerland, Taiwan, Thailand, the United Kingdom and Ireland, the United States, and Vietnam.

Outside of native English speaking countries, we provide some of our most popular starting point services through Yahoo! Asia (our English Language portal to Southeast Asia), Yahoo! Chinese (United States Chinese language site), Yahoo! Telemundo (United States Hispanic site), Yahoo! Canada en Français (French Canadian site), and Yahoo! en Català (part of Yahoo! Spain’s Catalan language offerings).

We own a majority or 100 percent interest in all of these international operations (except in Australia, New Zealand, China, and Japan where we have joint ventures and/or minority interests). We have established a network of offices worldwide to facilitate the development of the business globally and we continue to tailor our services and tools with local content and in local languages to meet the needs of our community of users, advertisers, publishers, and developers.

Revenue is primarily attributed to individual countries according to the international online property that generated the revenue.

SALES

We maintain three primary channels for selling our marketing services: direct, online, and telesales. Our direct advertising sales team focuses on selling our marketing services and solutions to leading advertising agencies and marketers in the U.S. We have combined our display and search marketing sales teams under common leadership to better respond to advertisers who are increasingly using both forms of advertising on Yahoo! Properties to achieve their desired marketing goals. Our online channel operates and is fulfilled by a self-service program that enables advertisers to place targeted text-based links to their Websites on Yahoo! Properties as well as on our Affiliate sites. Our telesales channel focuses on sales of marketing services to small-and medium-sized businesses.

We employ sales professionals in locations across the U.S., including Atlanta, Boston, Chicago, Dallas, Detroit, Hillsboro, Los Angeles, Miami, New York, San Francisco, and Sunnyvale. Our sales organization consults regularly with agencies and advertisers on design and placement of online advertising, and provides customers with measurements and analysis of advertising effectiveness as well as effective consumer insights that can be turned into marketing campaigns. In addition to our geographic sales structure, we have industry focused sales teams for automotive, consumer packaged goods, entertainment, finance, retail, pharmaceuticals, sports, technology, telecommunications, and travel. In the international markets, we have either our own internal sales professionals or we have established sales agency relationships in more than 30 countries.

No individual customer represented more than 10 percent of our revenues in 2005, 2006, or 2007.

MARKETING

The Yahoo! brand is one of the most widely recognized in the world. Maintaining and growing that brand enables us to attract, retain, and more deeply engage users, advertisers, publishers, and developers. We believe a great brand begins with a great product, services, and content. Yahoo! marketing engages in each step of product and services development, deployment, and management and content design to understand our offerings and how best to market them to our communities of potential and existing users. Our marketing communications’ efforts help accelerate product momentum, awareness, adoption, and engagement. We use online, television, print, radio, and outdoor advertising, and we leverage our global online network and our distribution partnerships to market our products and services to the right people at the right time. With continued investment in global brand and product marketing, we believe we can continue to attract and engage users, advertisers, publishers, and developers.

COMPETITION

We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition from companies offering communication, information, and entertainment services integrated into other products and media properties.

We compete for users, advertisers, publishers, and developers with many other providers of online services, including Web businesses where expertise in a particular market segment may provide a competitive advantage and with social media and networking competitors. Ad networks (such as Google Inc.’s “Google” Ad sense, Ad.com, and Valueclick), which create specialized marketing solutions for specific advertiser or publishers segments, also compete with us for a share of marketing budgets.

We compete with companies to attract users and developers to Yahoo! Properties as well as attract advertisers and publishers to our marketing services. We expect the market to become increasingly competitive as online marketing continues to grow and gain acceptance on a global basis. The principal competitive factors relating to attracting and retaining users include the usefulness, accessibility, integration, and personalization of the online services that we offer, the quality and relevance of our search results, and the overall user experience on Yahoo! Properties.

The principal competitive factors relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. Reach is the audience and/or demographic that the Yahoo! network can access. Effectiveness for advertisers is delivering against advertisers targets, measuring those achievements against those targets and optimizing for these across the Yahoo! network. Effectiveness for publishers is our advertising technology platforms and the monetization we are able to offer through our marketing services. Efficiency is simplifying the buying and reporting process across our entire network of Yahoo! and Partner properties for our advertisers and publishers.

Our most significant competition is from Google, Microsoft Corporation (“Microsoft”), and Time Warner’s America Online business (“AOL” or “America Online”). In addition, we compete with Facebook and News Corp., owner of MySpace, for users, developers, and advertisers. We also compete with many large traditional media companies such as Disney, CBS, and NBC as they increasingly focus on capturing advertising dollars from their online properties.

In international markets, we also compete with local portals that are predominantly supported by local telecommunication providers or local providers of specific locally designed and marketed Internet services, some of which may have a potential competitive advantage due to an existing direct billing relationship with their users.

Additional information regarding competition is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

PRODUCT DEVELOPMENT

Yahoo! continually enhances, expands, and launches products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience.

Most of our software products and features are developed internally. However, we purchase technology and license intellectual property rights when the opportunity is strategically aligned, operationally compatible and economically advantageous. We believe that Yahoo! is not materially dependent upon licenses and other agreements with third parties relating to product development.

Yahoo! launched its new search marketing system, known as Project Panama, in the fourth quarter of 2006. This system provides advertisers with additional tools for budgeting, testing, and optimizing their marketing campaigns. This new system also provides a new ranking model launched in early February 2007 as the second phase of Project Panama that ranks ads by relevance in addition to keyword bid price. We believe the new search marketing system provides a more relevant search experience to users, more valuable customer leads to advertisers, and additional opportunities to our distribution partners. We have completed the global roll-out of the technology across all relevant geographies.

In order to encourage a broad spirit of openness and innovation on the Yahoo! network of Websites, we sponsor programs such as the Yahoo! Developer network which makes Yahoo!’s infrastructure, platform, and communities accessible to third-parties via APIs. This has established a mutually beneficial environment, in which thousands of developers have used and built upon technology from Yahoo! services, including Yahoo! Search, Yahoo! Photos, and Yahoo! Maps to further increase the relevance of Yahoo! products and services for individual users and the greater community. Another example of this effort is the Hack Yahoo! Program, which is designed to encourage and empower employee and third-party innovation. This global program consists of a speaker series, an intranet site and blog, workshops, and quarterly “Hack Days” that are an ongoing opportunity to foster and celebrate the creativity of our employees and third parties.

As a complement to our core engineering and production teams, we also have scientists working in our Yahoo! Research Labs dedicated to developing novel algorithms and technology that empower users, businesses, and advertisers worldwide to maximize the social and economic potential of the Internet. Yahoo! performs research to address fundamental problems facing users such as: making their search for information on the Internet easier and more relevant; bringing them tools to help solve their problems; finding new and better ways for them to connect and communicate with family and community; and guiding family and friends towards high-quality products, songs, movies, and other resources. We also use technology to match relevant business services with customers most likely to be interested in such services. Yahoo! Research Berkeley is a research facility that operates in a partnership between Yahoo! Research Labs and the University of California at Berkeley (“UCB”). We believe this is a mutually beneficial intellectual property arrangement, and an opportunity for students and staff at UCB to gain access to resource and scale typically not afforded in the academic environment. The mission of Yahoo! Research Berkeley is to explore and invent social media and mobile media technology and applications that will enable people to create, describe, share, find, and remix media on the Web.

Our engineering and production teams are primarily located in our Sunnyvale, California headquarters and in Bangalore, India and Burbank, California. Our research teams are located in our Sunnyvale, California headquarters and in Berkeley, California; Burbank, California; New York, New York; Barcelona, Spain; and Santiago, Chile. We have internally developed, acquired, or licensed the products and services we offer. Product development expenses for 2005, 2006, and 2007 totaled approximately $570 million, $833 million, and $1,084 million, respectively, which included stock-based compensation expense of $22 million, $145 million, and $218 million, respectively.

INTELLECTUAL PROPERTY

We create, own, and maintain a wide array of intellectual property assets that we believe are among our most valuable assets. Our intellectual property assets include patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the U.S. and other countries, and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information. We consider the Yahoo! trademark and our many related trademarks to be among our most valuable assets and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademark, patent, copyright, and trade secret rights to third parties. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2007, we had approximately 14,300 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our Website is located at http://www.yahoo.com. Our investor relations Website is located at http://yhoo.client.shareholder.com/. We make available free of charge on our investor relations Website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at

1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Item 1A.	Risk Factors

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft and AOL.

We face significant competition from companies, principally Google, Microsoft, and AOL, that have aggregated a variety of Internet products, services and content in a manner similar to Yahoo!. Google’s Internet search service directly competes with us for Affiliate and advertiser arrangements, both of which are key to our business and operating results. Microsoft’s Internet search service also directly competes with us for Affiliate and advertiser arrangements with paid search, and may release features that may make Internet searching capabilities a more integrated part of its Windows operating system. Additionally, Google and Microsoft both offer many other services that directly compete with our services, including consumer e-mail services, desktop search, local search, instant messaging, photos, maps, video sharing, content channels, mobile applications, and shopping services. AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; advertising offerings; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, financial, personnel or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually and potentially in combination with each other. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, or publishers, then our revenues and growth rates could decline.

We also face competition from other Internet service companies, including Internet access providers, device manufacturers offering online services, Internet advertising companies, and destination Websites.

Our users must access our services through Internet access providers, including wireless providers and providers of cable and broadband Internet access. To the extent that an access provider or device manufacturer offers online services competitive with those of Yahoo!, the user may elect to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own directory or by providing Yahoo! with less prominent listings than the access provider, manufacturer, or a competitor’s offerings. Such access providers and manufacturers may prove better able to target services and advertisements to the preferences of their users. If such access providers and device manufacturers are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our revenues could decline. Further, to the extent that Internet access providers, mobile service providers or network providers increase the costs of service to users or restrict Yahoo!’s ability to deliver products, services and content to advertisers or end users or increase our costs of doing so, our revenues could decline.

We also compete for users and advertisers with many other providers of online services, including Internet advertising companies, destination Websites and social media and networking sites. Some of these competitors may have more expertise in a particular segment of the market, and within such segment, have longer operating histories, larger advertiser or user bases, and more brand recognition or technological features than we offer.

In the future, competitors may acquire additional competitive offerings, and if we are unable to complete strategic acquisitions or investments, our business could become less competitive. Further, competitors may consolidate with each other to become more competitive, and new competitors may enter the market. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers or publishers, then our revenues and growth rates could decline.

We face significant competition from traditional media companies which could adversely affect our future operating results.

We also compete with traditional media companies for advertising, both offline as well as increasingly with their online assets as media companies offer more content directly from their own Websites. Most advertisers currently spend only a small portion of their advertising budgets on Internet advertising. If we fail to persuade existing advertisers to retain and increase their spending with us and if we fail to persuade new advertisers to spend a portion of their budget on advertising with us, our revenues could decline and our future operating results could be adversely affected.

If we are unable to provide search technologies and other services which generate significant traffic to our Websites, or we are unable to enter into or continue distribution relationships that drive significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

We have deployed our own Internet search technology to provide search results on our network. We have more limited experience in operating our own search service than do some of our competitors. Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards and frequent product and service enhancements. We must continually invest in improving our users’ experience, including search relevance, speed, and services responsive to users’ needs and preferences, to continue to attract, retain and expand our user base. If we are unable to provide search technologies and other services which generate significant traffic to our Websites, or if we are unable to enter into distribution relationships that continue to drive significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

The majority of our revenues are derived from marketing services, and the reduction in spending by or loss of current or potential advertisers would cause our revenues and operating results to decline.

For the year ended December 31, 2007, 87 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

•	maintaining our user base;

•	maintaining our popularity as an Internet destination site;

•	broadening our relationships with advertisers to small-and medium-sized businesses;

•	attracting advertisers to our user base;

•	increasing demand for our services by advertisers, users, businesses and Affiliates, including prices paid by advertisers, the number of searches performed by users, the rate at which users click-through to commercial search results and advertiser perception of the quality of leads generated by our marketing services;

•	the successful implementation and acceptance of our advertising exchange by advertisers, networks, Affiliates, and publishers;

•	the successful development and deployment of technology improvements to our advertising platform;

•	maintaining our Affiliate program for our search marketing;

•	deriving better demographic and other information from our users; and

•	driving acceptance of the Web in general and of Yahoo! in particular by advertisers as an advertising medium.

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing, may be terminated at any time by the advertiser. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. In addition, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term with respect to certain categories. Any reduction in spending by or loss of existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

In certain markets, we depend on a limited number of sources to direct a significant percentage of users and businesses to our service to conduct searches and a loss of any of these sources could harm our operating results.

A significant percentage of users and businesses that conduct searches and access our search marketing listings come from a limited number of sources in certain markets. In addition to Yahoo! Properties, sources for users are members of our Affiliate network, including portals, browsers and other Affiliates. Our agreements with Affiliates vary in duration, and depending on the agreement, provide varying levels of discretion to the Affiliate in the implementation of search marketing, including the degree to which Affiliates can modify the presentation of the search marketing listings on their Websites or integrate search marketing with their own services. The agreements may be terminable upon the occurrence of certain events, including failure to meet certain service levels, material breaches of agreement terms, changes in control or in some instances, at will. We may not be successful in renewing our Affiliate agreements on as favorable terms or at all. The loss of Affiliates providing significant users or businesses or an adverse change in implementation of search marketing by any of these Affiliates could harm our ability to generate revenue, our operating results and cash flows from operations.

We may not be able to generate substantial revenues from our alliances with Internet access providers.

Through alliances with Internet access providers, we offer access services that combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from third-party access providers. We may not be able to retain the alliances with our existing Internet access providers or to obtain new alliances with Internet access providers on terms that are reasonable. In addition, these Internet access services compete with many large companies such as AOL, Microsoft, Comcast Corporation and other established Internet access providers. In certain of these cases, our competition has substantially greater market presence (including an existing user base) and greater financial, technical, marketing or other resources. As a result of these and other competitive factors, the Internet access providers with which we have formed alliances may not be able to attract, grow or retain their user bases, which would negatively impact our ability to sell customized content and services through this channel and, in turn, reduce our anticipated revenues from our alliances.

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

Decreases or delays in advertising spending by our advertisers due to general economic conditions could harm our ability to generate advertising revenues.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

We rely on the value of our brands, and a failure to maintain or enhance the Yahoo! brands in a cost-effective manner could harm our operating results.

We believe that maintaining and enhancing our brands, including those that contain the Yahoo! name as well as those that do not, is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we anticipate spending increasing amounts of money on, and devoting greater resources to, advertising, marketing and other brand-building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, these efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, operating results and financial condition could be harmed.

If we are unable to license or acquire compelling content at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

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

We may be unable to enter into new, or preserve existing, relationships with the third parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content to us at all or may offer it on terms that are not agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third parties are non-exclusive. Accordingly, other Webcasters and other media providers, such as radio or television providers, may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We create, own and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets and rights to certain domain names, which we believe are among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the U.S. and other countries of the world, and through contractual provisions. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages. Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights or the reputation of our products and media properties. We are aware that third parties have, from time to time, misused or exploited our brands without permission or copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law or trademark law. If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We are, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

Internet, technology, media companies and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing or purchasing search, indexing, electronic commerce and other Internet-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. In addition, patent holding companies may continue to seek to monetize patents they have purchased or otherwise obtained. As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future. From time to time, parties assert patent infringement claims against us. Currently, we are engaged in a number of lawsuits regarding patent issues and have been notified of a number of other potential disputes.

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

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using such rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers or Affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brand and negatively impact our operating results.

We are subject to U.S. and foreign government regulation of Internet, mobile, and Voice over Internet Protocol services which could subject us to claims, judgments and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet, mobile, and Voice over Internet Protocol services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, content regulation, quality of services, telecommunications, mobile and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Recently, plaintiffs have attempted to use U.S. statutes in efforts to recover damages against corporations, including Yahoo!, for alleged human rights abuses committed by foreign governments. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failure on our part to comply with these regulations may subject us to significant liabilities.

Changes in regulations or user concerns regarding privacy and protection of user data could adversely affect our business.

Federal, state, foreign and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our users, advertisers, and Affiliates. In addition, we have and post on our Website our own privacy policies and practices concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information or other privacy-related matters could result in a loss of user confidence in us, damage to the Yahoo! brands, and ultimately in a loss of users, advertisers, or Affiliates which could adversely affect our business.

A large number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concern data privacy and retention issues related to our business. It is not possible to predict whether or when such legislation may be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of user data protection laws are currently unsettled. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Acquisitions and strategic investments could result in adverse impacts on our operations and in unanticipated liabilities.

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

•	the potential disruption of our on-going business and distraction of management;

•	the incurrence of additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected;

•	the potential for patent and trademark infringement claims against the acquired company;

•	the impairment of relationships with customers and partners of the companies we acquired or in which we invested or with our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our existing employees as a result of integration of new management personnel;

•	the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	our lack of, or limitations on, our control over the operations of our joint venture companies;

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences; and

•	the impact of known potential liabilities or unknown liabilities associated with the companies we acquired or in which we invested.

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

We are continuing to grow, diversify and evolve our business both in the U.S. and internationally. As a result of the diversification of our business, personnel growth, acquisitions and international expansion in recent years, more than one-half of our employees are now based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

As we grow and diversify our business, we must also expand and adapt our operational infrastructure. Our business relies on our data systems, billing systems, and other operational and financial reporting and control systems. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business, to acquisitions of new businesses with different systems and to increased regulation over controls and procedures. To effectively manage our technical support infrastructure, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls. In particular, any failure of our billing systems to accommodate increasing numbers of transactions and accurately bill users, advertisers, and Affiliates could adversely affect our business and ability to collect revenue. These upgrades and improvements will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems in a timely manner to accommodate our growth, our business may be adversely affected.

We have announced and are currently implementing on-going strategic initiatives to better and more efficiently manage our business. Implementing these initiatives requires significant time and resource commitments from our senior management. In the event that we are unable to effectively implement these initiatives, we are unable to recruit, maintain the caliber of, or retain key employees as a result of these initiatives or these initiatives do not yield the anticipated benefits, our business may be adversely affected.

We have dedicated considerable resources to provide a variety of premium services, which may not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, music and sports. The development cycles for these technologies are long and generally require significant investment by us. We have and will continue to invest in new products and services. Some of these new products and services may not be profitable or may not meet anticipated user adoption rates. We have previously discontinued certain non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

If our operating expenses continue to increase at a rate faster than we grow revenues as we attempt to expand the Yahoo! brand, fund product development, develop media properties and acquire other businesses or technologies, our operating results could be reduced.

We currently expect that our operating expenses will continue to increase as we expand our operations in areas of expected growth, continue to develop and extend the Yahoo! brand, fund greater levels of product development, develop and commercialize additional media properties and premium services, and acquire and integrate complementary businesses and technologies. If our expenses continue to increase at a greater pace than our revenues, our operating results could be reduced.

If we are unable to maintain the caliber of our existing senior management and key personnel and to hire new highly skilled personnel, we may not be able to execute our business plan.

We are substantially dependent on the continued services of our senior management who have acquired specialized knowledge and skills with respect to Yahoo! and its operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, attract, hire and motivate talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area, where our corporate headquarters and the headquarters of several of our vertical and horizontal competitors, are located, fluctuations in global economic and industry conditions, changes in Yahoo!’s management or leadership, competitors’ hiring practices, and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

More individuals are utilizing non-Personal Computer (“PC”), devices to access the Internet and our services, and versions of our services developed or optimized for these devices may not gain widespread adoption by users, manufacturers or distributors of such devices or may not work on these devices, based on the broad range of unique technical requirements that may be established for each device by their manufacturers and distributors globally.

The number of individuals who access the Internet through devices other than a PC, such as personal digital assistants, mobile telephones, televisions and set-top box devices, has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on desktop and the PC. The lower resolution, functionality and memory associated with alternative devices currently available may make the use of our services through such devices difficult, and the versions of our services developed for these devices may not be compelling to users, manufacturers or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our services may not work or be viewable on these devices as a result. As we have limited experience to date in operating versions of our services developed or optimized for users of alternative devices, and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our services for use on these alternative devices, and we may need to devote significant resources to the creation, support and maintenance of such versions. We may be unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our services, or to capture a sufficient share of an increasingly important portion of the market for these services, and, therefore, we may be unsuccessful in attracting both advertisers and premium service subscribers to these services.

We plan to expand operations in international markets in which we may have limited experience or rely on business partners.

We plan to expand Yahoo! branded online properties and search offerings in international markets. We have currently developed, through joint ventures, strategic investments, subsidiaries and branch offices, localized offerings in over 20 countries outside of the United States. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment.

In international markets we compete with local Internet service providers that may have competitive advantages.

In a number of international markets, especially those in Asia, Europe and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications and other commercial services. Many of these companies have a dominant market share in their territories and are owned by local telecommunications providers which give them a competitive advantage. Local providers of competing online services may also have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility than Yahoo! due to the fact that we are subject to both U.S. and foreign regulatory requirements. We must continue to improve our local offerings, become more knowledgeable about our local users and their preferences, deepen our relationships with our local users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	political or social unrest or economic instability;

•	import or export restrictions;

•	seasonal volatility in business activity;

•	risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and

•	potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results, and financial condition.

We may be subject to legal liability for online services.

We host a wide variety of services that enable individuals and businesses to exchange information, generate content, advertise products and services, conduct business, and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links or that may be posted online or generated by our users. In addition, Yahoo! has been and may again in the future be subject to domestic or international actions alleging that the availability of certain content within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources.

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

It is also possible that if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. We may also face purported consumer class action suits relating to our online services, including our fee-based services. In addition, our customers, third parties or government entities may assert claims or actions against us if our online services are used by third parties to spread or facilitate malicious or harmful applications. Investigating and defending any of these types of claims is expensive, even to the extent that the claims are without merit or do not ultimately result in liability, could subject us to significant monetary liability or cause a change in business practices that could impact our ability to compete.

We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic and technology advances or requirements of our users, advertisers and publishers.

As one of the most highly trafficked Websites on the Internet, Yahoo! delivers a growing number of products, services and page views to an increasing number of users around the world. In addition, the products and services offered by Yahoo! have expanded and changed significantly and are expected to continue to expand and change rapidly in the future to accommodate new technologies and new means of content delivery, such as rich media, audio and video. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our products and services to evolving industry standards and to improve the performance and reliability of our products and services. Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service.

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

We rely on third-party providers for our principal Internet connections and technologies, databases and network services critical to our properties and services, and any errors, failures or disruption in the services provided by these third parties could significantly harm our business and operating results.

We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers and network access. Any disruption, from natural disasters, technology malfunctions, sabotage or other factors, in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results and financial condition. We have little control over these third-party providers, which increases our vulnerability to disruptions or problems with their services. Any financial difficulties experienced by our providers may have negative effects on our business, the nature and extent of which we cannot predict. We license technology and related databases from third parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. We also rely on a third-party provider for key components of our e-mail service. Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers and other equipment to deliver our services. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand, our business, and operating results.

We rely on distribution agreements and relationships with various third parties, and any failure to obtain or maintain such distribution relationships on reasonable terms could impair our ability to fully execute our business plan.

In addition to our relationships with Internet access providers, we have certain distribution agreements and informal relationships with operators of online networks and leading Websites, software companies, electronics companies, and computer manufacturers to increase traffic for our offerings and make them more available and attractive to advertisers and users. Depending on the distributor and the agreement, these distribution arrangements may not be exclusive and may only have a short term. Some of our distributors, particularly distributors who are also competitors or potential competitors, may not renew their distribution agreements with us. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended distribution agreements with existing distributors to cover the new devices and agreements with additional distributors. In the future, existing and potential distributors may not offer distribution of our properties and services to us on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to fully execute our business plan.

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

We are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious applications or activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs. This could damage our brand and lead to a loss of advertisers and revenue. Advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. We may also issue refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, refunds or credits could negatively impact our profitability.

Interruptions, delays or failures in the provision of our services could damage our brand and harm our operating results.

Our operations are susceptible to outages and interruptions due to fire, flood, power loss, telecommunications failures, cyber attacks, terrorist attacks and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area subject to earthquakes. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. For example, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of any such occurrence. In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed and intend to continue distributing our servers among additional data centers located around the world. Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service, which could result in a loss of users and damage to our brand, and harm our operating results. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets or investments in equity interests become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the stock price of an equity investee that is a public company or a decline in the operating performance of an equity investee if a private company. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, amortizable intangible assets or investments in equity interests is determined. This could adversely impact our results of operations.

Microsoft’s unsolicited acquisition proposal has created a distraction for our management and uncertainty that may adversely affect our business.

On January 31, 2008, we received an unsolicited proposal from Microsoft Corporation (“Microsoft”) to acquire all of the outstanding shares of common stock of the Company. On February 11, 2008, our Board of Directors announced that, after carefully reviewing the proposal, it unanimously concluded that the proposal is not in the best interests of Yahoo! and its stockholders. The Board further indicated that it is continually evaluating all of the Company’s strategic options. The review and consideration of the Microsoft proposal (and any alternate proposals that may be made by other parties) have been, and may continue to be, a significant distraction for our management and employees and have required, and may continue to require, the expenditure of significant time and resources by us. Microsoft’s unsolicited acquisition proposal has also created uncertainty for our employees and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. Microsoft’s unsolicited acquisition proposal may also create uncertainty for current and potential publishers, advertisers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. Additionally, we and members of our Board of Directors have been named in seven purported stockholder class action complaints relating to the Microsoft proposal as more fully described in Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K. These lawsuits or any future lawsuits may become time consuming and expensive. These consequences, alone or in combination, may harm our business.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the year ended December 31, 2007, the closing sale prices of our common stock on the Nasdaq Global Select Market ranged from $22.52 to $33.63 per share and the closing sale price on February 15, 2008 was $29.66 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba Group Holding Limited; and news reports relating to trends in our markets or general economic conditions.

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

We further believe that, as a result of Microsoft’s unsolicited acquisition proposal, and speculation concerning a potential acquisition, the future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations. There can be no assurance whether a transaction will occur or at what price. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline.

Anti-takeover provisions could make it more difficult for a third-party to acquire us.

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001. As a result of our two-for-one stock split effective May 11, 2004, each share of common stock is now associated with one-half of one right. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of our common stock or of any company into which we are merged having a value of $500. The rights expire on March 1, 2011, unless extended by our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.

In addition, our Board of Directors has the authority to issue up to 10 million shares of Preferred Stock (of which 2 million shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change of control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Yahoo!, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third-party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control or management.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in Sunnyvale, California and consists of owned and leased space aggregating approximately 1.8 million square feet. In 2006, we purchased additional land in Santa Clara, California, and we are currently reviewing options for its future use. Office space is also leased in Amsterdam, Auckland, Bangalore, Barcelona, Buenos Aires, Calgary, Copenhagen, Dublin, Dusseldorf, Echirolles, Hamburg, Hanoi, Ho Chi Minh City, Hong Kong, Geneva, London, Oslo, Madrid, Melbourne, Mexico City, Milan, Montreal, Mumbai, Munich, New Delhi, Paris, São Paulo, Seoul, Singapore, Stockholm, Sydney, Taipei, Tokyo, Toronto and Trondheim. We also lease offices in various locations in the United States, including Atlanta, Berkeley, Boston, Champaign, Chicago, Dallas, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Orlando, the San Diego Area, the San Francisco Bay Area, the Seattle Area, Brentwood and Franklin, Tennessee, and Washington, D.C. Our data centers are operated in locations in the United States, Europe, and Asia.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Overture, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Since class certification, which was a condition of the settlement, was not met, the parties stipulated to terminate the settlement. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon this stipulation. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. It is uncertain whether there will be any future settlement. If a settlement is not reached, and litigation against Overture continues, we intend to defend the case vigorously.

On May 11, 2007, the first of two purported securities class action lawsuits was filed against Yahoo! Inc. and certain of its officers, members of the Board of Directors and former officers. The first lawsuit was filed in the United States District Court, Central District of California by plaintiff Ellen Rosenthal Brodsky and the second lawsuit was filed in the United States District Court, Central District of California by plaintiff Manfred Hacker. The two cases were consolidated in the United States District Court for the Central District of California, and a consolidated complaint was filed on December 21, 2007. In the consolidated amended complaint, the plaintiffs allege, among other things, violation of the Securities Exchange Act of 1934 sections 10(b), 20(a) and 20(A), as well as Rule 10b-5. The plaintiffs generally claim that Yahoo! issued false, deceptive or misleading statements concerning its advertising business, financial results, and sales and growth potential between April 8, 2004 and July 18, 2006. The consolidated amended complaint seeks unspecified compensatory damages, injunctive relief, costs and attorneys’ fees. We believe this case is without merit and intend to defend it vigorously.

On May 15, 2007, the first of two shareholder derivative actions was filed in the Superior Court of Santa Clara County by plaintiff Greg Brockwell against certain officers and members of the Board of Directors of Yahoo! Inc. purportedly on behalf of Yahoo! Inc. The second derivative action was filed in the United States District Court for the Central District of California on June 14, 2007 by plaintiff Jill Watkins. The derivative actions, which include allegations of substantially identical facts to the purported securities class action, attempt to state various claims under federal and California law for trading by defendants on alleged material non-public information, and allegations of breaches of fiduciary duties relating to financial reporting, misappropriation of information, abuse of control and waste of corporate assets. The federal derivative action includes an additional claim for alleged violation of Section 10(b) of the Securities Exchange Act of 1934. The derivative actions seek unspecified damages, equitable and injunctive relief, including, among other things, changes to corporate governance and internal procedures, restitution and disgorgement of profits and compensation received by defendants, costs and attorneys’ fees.

Since February 1, 2008, four separate shareholder lawsuits have been filed in the California Superior Court, Santa Clara County, against Yahoo! Inc., members of the Board of Directors and selected former officers by plaintiffs Edward Fritsche, the Thomas Stone Trust, Tom Turberg and the Congregation Beth Aaron (the “California Lawsuits”). The plaintiffs in the California Lawsuits purport to assert class claims on behalf of all Yahoo! stockholders, except defendants and their affiliates. In addition, certain of the plaintiffs in the California Lawsuits purport to assert shareholder derivative claims on behalf of Yahoo! Inc. The complaints allege that the Yahoo! Board of Directors breached fiduciary duties in connection with Microsoft’s unsolicited proposal to acquire Yahoo!. The plaintiffs in two of the California lawsuits allege that Microsoft’s February 1, 2008 unsolicited proposal to acquire Yahoo! is inadequate and that the Yahoo! Board of Directors breached fiduciary duties by favoring Microsoft’s unsolicited proposal. The plaintiffs in the other California Lawsuits allege that the Yahoo! Board of Directors breached fiduciary duties by, among other things, failing to negotiate a transaction with Microsoft or other potential bidders in the past and presently. The complaints in the California Lawsuits seek declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. With respect to the derivative claims, no relief is sought from the Company.

Since February 11, 2008, three separate shareholder lawsuits have been filed in the Court of Chancery of the State of Delaware against Yahoo! Inc. and members of the Board of Directors by plaintiffs, The Wayne County Employees’ Retirement System, Ronald Dicke, and The Police and Fire Retirement System of the City of Detroit along with The General Retirement System of the City of Detroit (the “Delaware Lawsuits”). The plaintiffs in the Delaware Lawsuits purport to assert class claims on behalf of all Yahoo! stockholders, except defendants and their affiliates. Plaintiffs in the Delaware Lawsuits generally allege that defendants breached fiduciary duties by rejecting Microsoft’s February 1, 2008 unsolicited offer to acquire Yahoo! Inc. without fully informing themselves whether Microsoft would offer additional consideration and that defendants are not acting in the best interests of shareholders and are seeking to entrench themselves. One of the Delaware Lawsuits alleges that the Board of Directors have pursued various blocking transactions, adopted an employee severance plan, and a shareholder rights plan in violation of fiduciary duties. The complaints in the Delaware Lawsuits seek unspecified damages, declaratory relief and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs.

We may incur substantial expenses in defending against such claims, and it is not presently possible to accurately forecast their outcome. We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations or cash flows. In the event of a determination adverse to Yahoo!, its subsidiaries, directors or officers, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the Nasdaq Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	2006		2007
	High	Low	High	Low

First quarter	$43.66	$29.75	$32.84	$25.26
Second quarter	$34.09	$28.60	$33.61	$26.61
Third quarter	$33.74	$24.60	$27.80	$22.27
Fourth quarter	$28.56	$22.65	$34.08	$22.80

Stockholders

We had 11,041 stockholders of record as of February 15, 2008.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the near future.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended December 31, 2007 was as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total Number	Average	as Part of a	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Programs
Period	Purchased(*)	per Share	Program	(in 000s)(*)

October 1 — October 31, 2007	—	—	—	$1,386,764
November 1 — November 30, 2007	5,849,000	25.63	5,849,000	$1,236,843
December 1 — December 31, 2007	3,002,426	23.57	3,002,426	$1,166,080

Total	8,851,426	$24.93	8,851,426

(*)	The shares repurchased in the three months ended December 31, 2007 were under our stock repurchase program that was announced in October 2006 with an authorized level of $3.0 billion. This program is expected to expire by its terms in October 2011. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Yahoo! Inc. under the Securities Act of 1933, as amended or the Exchange Act.

The following graph compares, for the five year period ended December 31, 2007, the cumulative total stockholder return for the Company’s common stock, the Nasdaq Stock Market (U.S. companies) Index (the “Nasdaq Market Index”), the Goldman Sachs Internet Trading Index (the “GIN”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, and December 31, 2007. The graph assumes that $100 was invested on December 31, 2002 in the common stock of the Company, the Nasdaq Stock Market Index, the GIN, and the S&P 500 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Yahoo! Inc.	$100.00	$275.41	$460.92	$479.27	$312.42	$284.53
NASDAQ Stock Market Index	$100.00	$150.01	$162.89	$165.13	$180.85	$198.60
GIN	$100.00	$193.69	$238.72	$274.71	$267.43	$291.43
S&P 500 Index	$100.00	$126.38	$137.75	$141.88	$161.20	$166.89

Item 6.	Selected Financial Data

Consolidated Statements of Income Data:

	Years Ended December 31,
	2003	2004(1)	2005(2)	2006(3)	2007
		(In thousands, except per share amounts)

Revenues	$1,625,097	$3,574,517	$5,257,668	$6,425,679	$6,969,274
Income from operations	$295,666	$688,581	$1,107,725	$940,966	$695,413
Net income	$237,879	$839,553	$1,896,230	$751,391	$660,000

Net income per share — basic	$0.19	$0.62	$1.35	$0.54	$0.49

Net income per share — diluted	$0.18	$0.58	$1.28	$0.52	$0.47

Shares used in per share calculation — basic	1,233,480	1,353,439	1,400,421	1,388,741	1,338,987

Shares used in per share calculation — diluted	1,310,796	1,452,499	1,485,591	1,457,686	1,405,486

(1)	Our net income for 2004 included gains related to sales of an investment of $314 million, net of tax, or $0.23 per basic share or $0.22 per diluted share.

(2)	Our net income for 2005 included gains related to sales of an investment of $580 million, net of tax; a gain related to the divestiture of Yahoo! China in connection with the Alibaba transaction of $205 million, net of tax; and a tax benefit of $248 million related to a subsidiary restructuring transaction. In aggregate, these items had an impact of $1,033 million on net income, or $0.74 per basic share or $0.70 per diluted share.

(3)	For the year ended December 31, 2006, as a result of adopting Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), our income from operations was lower by $324 million and our net income was lower by $222 million, than if we had continued to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted net income per share for the year ended December 31, 2006 was $0.16 and $0.15 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

Consolidated Balance Sheets Data:

	December 31,
	2003	2004	2005	2006	2007(*)
	(In thousands)

Cash and cash equivalents	$415,892	$823,723	$1,429,693	$1,569,871	$1,513,930
Marketable debt securities	$2,150,323	$2,918,539	$2,570,155	$1,967,414	$849,542
Working capital	$1,013,913	$2,909,768	$2,245,481	$2,276,148	$937,274
Total assets	$5,931,654	$9,178,201	$10,831,834	$11,513,608	$12,229,741
Long-term liabilities	$822,890	$851,782	$1,061,367	$870,948	$384,208
Total stockholders’ equity	$4,363,490	$7,101,446	$8,566,415	$9,160,610	$9,532,831

(*)	As of December 31, 2007, our assets included an additional amount of goodwill of $978 million resulting from acquisitions closed in 2007. As of December 31, 2007, our outstanding zero coupon senior convertible notes were classified as short-term debt and are reflected in working capital. The zero coupon senior convertible notes were classified as long-term debt as of the end of each of the other fiscal years presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” other comparable terminology, or the negative of such terms. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about effective tax rate;

•	expectations about our on-going strategic initiatives;

•	anticipated capital expenditures;

•	impact of recent acquisitions on our business and evaluation of possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A “Risk Factors” of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Overview

We are a leading global Internet brand and one of the most trafficked Internet destinations worldwide. We are focused on powering our communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. We seek to provide Internet services that are essential and relevant to these communities of users, advertisers, publishers, and developers. Publishers, such as eBay Inc., WebMD, Cars.com, Forbes.com, and the Newspaper Consortium (our strategic partnership with a consortium of over 20 leading United States (“U.S.”) newspaper publishing companies), are a subset of our Affiliates and are primarily Websites and search engines that attract users by providing content of interest, presented on Web pages that have space for advertisements.

To users, we provide owned and operated online properties and services (“Yahoo! Properties” or “Offerings” or “Owned and Operated sites”). We also extend our marketing platform and access to Internet users beyond Yahoo! Properties through our distribution network of third-party entities (referred to as “Affiliates”) who have integrated our advertising offerings into their Websites (referred to as “Affiliate sites”) or their other offerings.

We focus on expanding our communities of users and deepening their engagement on Yahoo! Properties to enhance the value of our users to advertisers and publishers and thereby increase the spending of advertisers and publishers with us. We believe that we can expand our communities of users by offering compelling Internet services and effectively integrating search, community, personalization, and content to create a powerful user experience. We leverage our user relationships and the social community the users create to enhance our online advertising potential, as well as our fee-based services.

To advertisers and publishers, we provide a range of marketing solutions and tools that enable businesses to reach users who visit Yahoo! Properties and our Affiliate sites.

To developers, we provide an innovative and easily accessible array of Web Services and Application Programming Interfaces (“APIs”), technical resources, tools, and channels to market.

We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of our user services are free, we do charge for a range of premium services that we offer. We classify these revenues as either marketing services or fees revenues. See Part I Business — “How We Generate Revenues” for additional information.

Our offerings to users currently fall into five categories — Front Doors; Search; Communications and Communities; Media; and Connected Life. See Part I Business — “What We Offer Our Users” for additional information. The majority of our offerings are available in more than 20 languages. We manage and measure our business geographically. Our principal geographies are the United States and International.

Revenue Sources

Marketing Services Revenues.  The majority of our marketing services revenues is from sales of online display advertising; revenues are generated from several offerings including: the display of rich media advertisements, display of text-based links to an advertiser’s Website, listing-based services, and commerce-based transactions.

We recognize revenues from the display of graphical advertisements (“display advertising”) on Yahoo! Properties and on Affiliate sites as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. We also recognize revenues from the display of text-based links to the Websites of our advertisers (“search advertising”) which are placed on Yahoo! Properties and on Affiliate sites. We recognize revenues from these arrangements as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

Marketing services revenues also includes listings and transaction revenues. Listings revenues are generated from a variety of consumer and business listings-based services, including access to the Yahoo! HotJobs database and classified advertising such as Yahoo! Autos, Yahoo! Real Estate, and other services. We recognize listings revenues when the services are performed. Transaction revenues are generated from facilitating commercial transactions through Yahoo! Properties, principally from Yahoo! Travel and Yahoo! Shopping. We recognize transaction revenues when there is evidence that qualifying transactions have occurred, for example, when travel arrangements are booked through Yahoo! Travel.

Fees Revenues.  Fees revenues consists of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, premium mail, music and personals offerings, as well as services for small businesses. We recognize fees revenues when the services are performed.

2007 Performance Highlights

	Years Ended December 31,		2006-2007
Operating Highlights	2006	2007	Change
	(In thousands)

Revenues	$6,425,679	$6,969,274	$543,595
Income from operations	$940,966	$695,413	$(245,553)

	Years Ended December 31,		2006-2007
Cash Flow Highlights	2006	2007	Change
	(In thousands)

Net cash provided by operating activities	$1,371,576	$1,918,899	$547,323
Net cash used in investing activities	$(193,681)	$(572,502)	$(378,821)
Net cash used in financing activities	$(1,094,624)	$(1,442,008)	$(347,384)

Our revenue growth for the year ended December 31, 2007, compared to the prior year, can be attributed to an increasing number and activity level of users across our offerings on Yahoo! Properties and through our distribution network of Affiliates. Marketing services and fees revenues experienced 8 percent and 10 percent year over year growth, respectively.

Our revenues for the year ended December 31, 2007 increased 8 percent year over year to approximately $7.0 billion, with fee paying users up 17 percent year over year, and Page Views up 11 percent year over year. Operating income for the year ended December 31, 2007 declined by $246 million. The decline reflects year over year increases in operating expenses of $626 million offset by the impact of additional margin related to year over year revenue growth.

Cash generated from our operations is a measure of the cash productivity of our business model and is an area of focus for us. Our operating activities in 2007 generated adequate cash to meet our operating needs. Cash used in investing activities in 2007 included capital expenditures of $602 million, as well as cash consideration for acquisitions of $974 million, offset by the sale of marketable debt securities. Cash used in financing activities in 2007 reflected our net cash used for direct and structured stock repurchases of $1.8 billion, offset by cash proceeds from the issuance of common stock of $375 million as a result of the exercise of employee stock options.

During 2007, we determined that income tax benefits of $127 million ($92 million related to 2006 and the remainder related to earlier years) should not have been recorded to additional paid-in capital as tax benefits from stock-based awards because for financial statement ordering purposes, the tax benefits should have been attributed to the utilization of acquired net operating losses first or should not have been recognized at all because the underlying tax amounts should not have been offset by tax benefits from stock-based awards. As a result, in the 2007 statement of cash flows, we reduced by $92 million, excess tax benefits from stock-based awards recorded in cash flows from operating activities with an equivalent reduction to the amount of excess tax benefits recorded in cash flows from financing activities. This reclassification had no impact on overall cash flows. The amounts that impacted income tax expense and earnings in equity interests also increased diluted earnings per share by $0.01 for the year ended December 31, 2007. We believe that the aforementioned amounts are not material to reported amounts for 2007, 2006, or earlier years and therefore we have corrected them in the 2007 consolidated financial statements. See Note 10 — “Income Taxes” in the consolidated financial statements for additional information.

Summary

We believe the search queries, Page Views, click-throughs, and the related marketing services and fees revenues that we generate correlate to the number and activity level of users across our offerings on Yahoo! Properties and the activity level on our Affiliate sites. In the fourth quarter of 2006, we launched a new search marketing system, referred to as Project Panama, and we have completed our migration plan for our active advertisers worldwide onto the new system. We believe the new search marketing system, including the new ranking model which was launched in all of our major domestic and international markets in 2007, in addition to ongoing enhancements in which we are investing, enables us to provide a more relevant search experience to users, more valuable customer leads to advertisers, and additional opportunities to our Affiliate and distribution partners. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services. We believe this deeper engagement of new and existing users and our new search marketing system, coupled with the growth of the Internet as an advertising medium will enable us to increase our revenues in 2008.

In the following Management’s Discussion and Analysis, we discuss the following areas of our financial results:

•	Results of Operations;

•	Business Segment Results;

•	Transactions;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2005	2006	2007

Revenues	100%	100%	100%
Cost of revenues	40	42	41

Gross profit	60	58	59

Operating expenses:
Sales and marketing	20	20	23
Product development	11	13	15
General and administrative	6	8	9
Amortization of intangibles	2	2	2

Total operating expenses	39	43	49

Income from operations	21	15	10
Other income, net	27	2	2

Income before income taxes, earnings in equity interests, and minority interests	48	17	12
Provision for income taxes	(14)	(7)	(5)
Earnings in equity interests	2	2	2
Minority interests in operations of consolidated subsidiaries	0	0	0

Net income	36%	12%	9%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Years Ended December 31,						2005-2006	2006-2007
	2005	(*)	2006	(*)	2007	(*)	% Change	% Change

Marketing services:
Owned and Operated sites	$2,422,523	46%	$3,070,715	48%	$3,670,830	52%	27%	20%
Affiliate sites	2,171,449	41%	2,556,492	40%	2,417,409	35%	18%	(5)%

Marketing services	4,593,972	87%	5,627,207	88%	6,088,239	87%	22%	8%
Fees	663,696	13%	798,472	12%	881,035	13%	20%	10%

Total revenues	$5,257,668	100%	$6,425,679	100%	$6,969,274	100%	22%	8%

(*)	Percent of total revenues.

As used below, “Page Views” is defined as our internal estimate of the total number of Web pages viewed by users on Owned and Operated sites. “Searches” is defined as online search queries that may yield Internet search results ranked and sorted based on relevance to the user’s search query. “Sponsored search results” are a subset of the overall search results, and provide links to paying advertisers’ Web pages.

We currently generate marketing services revenues principally from display advertising on Owned and Operated sites and from sponsored search results generated from searches on Owned and Operated and Affiliate sites. In addition, we receive revenues for Content Match links (advertising on Yahoo! Properties and Affiliate sites which include contextually relevant advertiser links to their respective Websites) on Owned and Operated and Affiliate sites and display advertising on Affiliate sites. The net revenues and related volume metrics from these additional sources are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows.

Marketing Services Revenues from Owned and Operated Sites.  Marketing services revenues from Owned and Operated sites for the year ended December 31, 2007 increased by approximately $600 million, or 20 percent, as compared to 2006. Factors leading to growth in overall marketing services revenues included an increase in user activity levels on Yahoo! Properties, which contributed to a higher volume of search queries, click-throughs, Page Views, and ad impression displays. Also our growing audience of users makes Yahoo! Properties more attractive to advertisers and increases their spending on marketing services. We expect marketing services revenues from our Owned and Operated sites to continue growing at a rate faster than total revenues. Marketing services revenues from Owned and Operated sites for the year ended December 31, 2006 increased by approximately $648 million, or 27 percent, as compared to 2005. Our marketing services revenues in 2006 was impacted by declining revenues from our relationship with Microsoft Corporation (“Microsoft”), which completed the transition of its U.S. business search business in-house during 2006. The year over year growth in marketing services revenues in 2006, despite the impact of Microsoft’s transition, can be attributed to a combination of factors that have driven increased marketing services revenues across Yahoo! Properties both domestically and internationally. These included an increase in our user base and activity levels on Yahoo! Properties, which resulted in a higher volume of search queries, ad impression displays, and click-throughs.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites.

Using our updated methodology, for the year ended December 31, 2007 as compared to 2006, Page Views increased 11 percent and revenue per Page View increased 7 percent, and for the year ended December 31, 2006 as compared to 2005, Page Views increased 15 percent and revenue per Page View increased 10 percent.

In the table below, we set forth the quarterly and year over year growth in Page Views and revenue per Page View for the year ended December 31, 2007 and the year over year growth in Page Views and revenue per Page View for the year ended December 31, 2006, both as previously reported and as revised to reflect our updated methodology.

	Q1 2007		Q2 2007		Q3 2007		FY 2007
	3 months		3 months	6 months	3 months	9 months	12 months

Previously Reported Page View Growth	19	%(1)	19%	20%	20%	18%	N/A
Page View Growth(2)	13%		8%	10%	13%	11%	11%
Previously Reported Revenue Per Page View Growth	(9	)%(1)	(1)%	(3)%	3%	1%	N/A
Revenue Per Page View Growth(2)	0%		9%	5%	10%	6%	7%

	FY 2006

Previously Reported Page View Growth	21	%(1)
Page View Growth(2)	15%
Previously Reported Revenue Per Page View Growth	1	%(1)
Revenue Per Page View Growth(2)	10%

(1)	For the three month period ended March 31, 2007 and the year ended December 31, 2006, the reported Page View Growth and Revenue Per Page View Growth were based on Page Views on our Owned and Operated sites, searches on Affiliate sites and associated revenues on both Owned and Operated and Affiliate sites. Beginning in the second quarter of 2007, we revised our presentation of Page Views and Revenue Per Page View to include only Page Views on Owned and Operated sites and revenues from such Page Views, and to exclude searches on Affiliate sites and revenues from such searches. If the previously reported Page View Growth and Revenue Per Page View Growth for the three month period ended March 31, 2007 and year ended December 31, 2006 were adjusted to reflect the presentation adopted in the second quarter of 2007 (but not our updated methodology for counting Page Views), the reported percentages would have been 21 percent, and negative 6 percent, for the three month period ended March 31, 2007 and 21 percent, and 5 percent, for the year ended December 31, 2006.

(2)	The revised Page View Growth and Revenue Per Page View Growth numbers reflect our updated methodology for counting Page Views, and for the year ended December 31, 2006 and the three month period ended March 31, 2007, also include adjustments to conform to the presentation adopted in the second quarter of 2007.

We believe our growing number of users, advertisers, publishers, and inventory, both on and off our network, over recent years has been driving the increases in our marketing services revenues. We also believe our expanding offerings, including our enhanced algorithmic search technology, contribute to our growing number of users. As our user base increases, we process a higher number of search queries and generate a higher number of Page Views. We also believe that our growing audience of users make Yahoo! Properties more attractive to advertisers and increases their spending on marketing services. Further, we believe the growth in users on Yahoo! Properties and on the Internet overall reflects the increasing acceptance, importance, and dependence of users on the Internet. As a result of this growth in the online audience, we believe advertisers are shifting a greater percentage of their spending from traditional media to the Internet to reach this growing audience.

We currently expect marketing services revenues on our Owned and Operated sites to increase in absolute dollars for 2008 compared to 2007 as we seek to increase marketing services revenues on Yahoo! Properties by providing a more relevant search experience to users, providing more relevant and valuable customer leads to advertisers from our new search marketing system, and improving our technologies to expand and improve our offerings.

Marketing Services Revenues from Affiliate Sites.  Marketing services revenues from Affiliate sites for the year ended December 31, 2007 decreased $139 million, or 5 percent, as compared to 2006. Marketing services revenues from Affiliate sites for the year ended December 31, 2006 increased $385 million, or 18 percent, as compared to 2005.

As more inventory becomes available on the Web it has, and will continue to make, the Affiliate business more competitive; consequently, our portion of revenue share from Affiliate sites is declining. We expect this trend to continue in 2008. However, we also expect to experience some favorable impact from our off-network display initiatives. While this display business is still relatively small, we expect continued growth as our major partnerships gain momentum.

The number of searches on Affiliate sites increased by approximately 1 percent for the year ended December 31, 2007, as compared to 2006. The number of searches on Affiliate sites increased by approximately 28 percent for the year ended December 31, 2006, as compared to 2005. The increase in the volume of searches is primarily attributed to the net increase in the number of Affiliates.

The average revenue per search on our Affiliate sites decreased by 5 percent for the year ended December 31, 2007, as compared to 2006. The average revenue per search on our Affiliate sites decreased by 9 percent for the year ended December 31, 2006, as compared to 2005. The decline in average revenues per search is primarily as a result of a decline in revenues from certain Affiliate sites.

Additionally, during the third quarter of 2007 we sold Overture Japan to Yahoo! Japan. As part of this transaction we also entered into a commercial arrangement with Yahoo! Japan in which we provide advertising and search marketing services to Yahoo! Japan for a service fee. This arrangement began on September 1, 2007 and, beginning on that date, we commenced recording marketing services revenues from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. The sale of Overture Japan to Yahoo! Japan negatively impacted our net revenues from Affiliate sites by 1 percent for 2007.

Fees Revenues.  For the year ended December 31, 2007, fees revenues increased approximately $83 million, or 10 percent, as compared to 2006. The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 19.0 million as of December 31, 2007, compared to 16.3 million as of December 31, 2006, an increase of 17 percent. The impact of this increase in our number of paying users was offset by a reduction in the average monthly revenues per paying user as discussed below. For the year ended December 31, 2006, fees revenues increased approximately $135 million, or 20 percent, as compared to 2005. The year over year growth in 2006 as compared to 2005 is associated with an increase in the number of paying users for our fee-based services, which numbered 16.3 million as of December 31, 2006, compared to 12.6 million as of December 31, 2005, an increase of 29 percent. The impact of this increase in our number of paying users was offset by a reduction in the average monthly revenues per paying user discussed below.

Our increased base of paying users grew across most of our offerings. Our fee-based services include Internet broadband services, sports, music, games, personals, and premium mail offerings, as well as our services for small businesses. Average monthly revenues per paying user decreased to approximately $3.00 for the year ended December 31, 2007, compared to approximately $3.50 and $4.00 for the same periods in 2006 and 2005, respectively. The decline in average monthly revenues per paying user reflects decreases in fees made in the year.

Recently, we have been working with our broadband Internet access partners (“partners”) to renew and extend our relationships. As we renew these access relationships, we are seeking to add new opportunities to improve on our historic strengths in portal, search, and mail. The market has moved to an environment in which advertising revenue sharing is the prevailing model, and we are evolving our partnerships accordingly and our partners are re-signing with us due to the strategic importance of our relationships and the products we offer. This will result in a reduction in fees revenues associated with these deals, but should be offset by increased marketing services revenues associated with the display advertising and sponsored search revenue share arrangements.

Costs and Expenses.  Operating costs and expenses were as follows (dollars in thousands):

	Years Ended December 31,						2005-2006	2006-2007
	2005	(1)	2006(2)	(1)	2007	(1)	% Change(2)	% Change

Cost of revenues(3)	$2,096,201	40%	$2,675,723	42%	$2,838,758	41%	28%	6%
Sales and marketing	$1,033,947	20%	$1,322,259	20%	$1,610,357	23%	28%	22%
Product development	$569,527	11%	$833,147	13%	$1,084,238	15%	46%	30%
General and administrative	$341,073	6%	$528,798	8%	$633,431	9%	55%	20%
Amortization of intangibles(3)	$109,195	2%	$124,786	2%	$107,077	2%	14%	(14)%

(1)	Percent of total revenues.

(2)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) and recorded stock-based compensation expense under the fair value method. Prior to January 1, 2006, we accounted for stock-based compensation expense under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and used the intrinsic value method. In the year ended December 31, 2007, we recorded $572 million of stock-based compensation expense compared to $425 million and $52 million for the years ended December 31, 2006 and 2005, respectively. Stock-based compensation expense is included in the same income statement category as the cash compensation paid to the recipient of the stock-based award.

(3)	For the years ended December 31, 2007, 2006, and 2005 cost of revenues included amortization expense of $143 million, $113 million, and $64 million, respectively, relating to acquired intellectual property rights and developed technology.

Stock-based compensation expense was allocated as follows (in thousands):

	Years Ended December 31,
	2005	2006	2007

Cost of revenues	$—	$6,621	$10,628
Sales and marketing	8,698	155,084	246,472
Product development	22,390	144,807	218,207
General and administrative	21,383	118,418	97,120

Total stock-based compensation expense	$52,471	$424,930	$572,427

See Note 1 — “The Company and Summary of Significant Accounting Policies” and Note 12 — “Employee Benefits” in the consolidated financial statements, as well as our Critical Accounting Policies, Judgments, and Estimates, for additional information about stock-based compensation.

Cost of Revenues.  Cost of revenues consists of traffic acquisition costs and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Traffic Acquisition Costs (“TAC”).  TAC consist of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo! Properties. We enter into agreements of varying duration that involve TAC. There are generally three economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate; variable payments based on a percentage of our revenues or based on a certain metric, such as number of searches or paid clicks; or a combination of the two. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenues, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenues multiplied by the agreed-upon price or rate.

Other Cost of Revenues.  Other cost of revenues consists of fees paid to third parties for content, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of acquired intellectual property rights and developed technology, and compensation related expenses (including stock-based compensation expense).

Cost of revenues were as follows (dollars in thousands):

	Years Ended December 31,						2005-2006	2006-2007
	2005	(*)	2006	(*)	2007	(*)	% Change	% Change

TAC	$1,561,737	30%	$1,865,924	29%	$1,856,701	27%	19%	0%
Other cost of revenues	534,464	10%	809,799	13%	982,057	14%	52%	21%

Cost of revenues	$2,096,201	40%	$2,675,723	42%	$2,838,758	41%	28%	6%

(*)	Percent of total revenues.

Cost of revenues for the year ended December 31, 2007 increased approximately $163 million, or 6 percent, as compared to 2006. The increase included $172 million in other cost of revenues, offset by a $9 million decrease in TAC. The year over year decrease in TAC of $9 million, as compared to 2006 was primarily due to the sale of Overture Japan to Yahoo! Japan (and the associated elimination of TAC paid to Yahoo! Japan) offset by our growth in average TAC rates. The year over year increase in other cost of revenues of $172 million, or 21 percent, included increases of $81 million in the depreciation of server equipment, maintenance costs, and data center fixtures and fittings, $26 million in Internet and telecom connection charges, and $45 million in amortization of developed technology and intellectual property rights acquired through acquisitions. The increase in the depreciation of server equipment, information technology assets and maintenance costs resulted from our continued investments in information technology assets, server equipment and data centers. Increased Internet and telecom connection charges supported our growing audience of users, traffic, and new offerings on Yahoo! Properties. The increase in the amortization of developed technology and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology.

Cost of revenues for the year ended December 31, 2006 increased approximately $580 million, or 28 percent, as compared to 2005. The increase included $304 million of additional TAC, as well as increases of $75 million in server equipment depreciation and maintenance costs, $55 million in content costs, and $49 million in amortization of developed technology and intellectual property rights acquired. Internet connection charges and data center costs also increased by $36 million in 2006, as compared to 2005.

Cost of revenues in 2007, 2006, and 2005 were 41 percent, 42 percent, and 40 percent of revenues, respectively. The year over year increases reflected additional expenses associated with our continued acquisition of new technology and server equipment to support our expanded offerings and increased traffic on Yahoo! Properties, slightly offset by the decrease in TAC described above.

We currently believe that cost of revenues will continue to increase in absolute dollars in 2008 compared to 2007. TAC is expected to increase in absolute dollars as our marketing services revenues and TAC rates increase in the increasingly competitive advertising market. Additionally, we expect to continue to increase our communities of users and offerings, which drive network usage and in turn higher Internet connection charges and data center costs. Further, we expect higher costs related to the introduction of additional content for new and enhanced services.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the year ended December 31, 2007 increased approximately $288 million, or 22 percent, as compared to 2006. The year over year increase was largely due to increases in compensation expense. Compensation expense increased approximately $224 million year over year, including an additional $91 million of stock-based compensation expense, due to an increase in our sales and marketing headcount primarily as a result of acquisitions. Other sales and marketing expenses increased approximately $30 million primarily due to increased temporary help and expenses related to new and expanded facilities.

Sales and marketing expenses for the year ended December 31, 2006 increased approximately $288 million, or 28 percent, as compared to 2005. The year over year increase was largely due to increases in compensation expense. Compensation expense increased approximately $252 million, including an additional $146 million of stock-based compensation expense, compared to 2005. The increase in stock-based compensation expense was due to our adoption of SFAS 123R. In addition to stock-based compensation expense, the growth in compensation expense was also attributable to an increase in our sales and marketing headcount as we expanded our presence in certain territories to support our growing advertiser base. Additionally, year over year spending on marketing and distribution increased by $25 million, reflecting our continued investment in our product branding and development of our distribution channels.

Sales and marketing expenses as a percentage of revenues in 2007 was 23 percent (including 4 percent related to stock-based compensation expense), compared to 20 percent in both 2006 and 2005, respectively.

We currently believe that sales and marketing expenses will increase in absolute dollars in 2008 compared to 2007, as we continue to grow and expand our reach to advertisers and users.

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

Product development expenses for the year ended December 31, 2007 increased $251 million, or 30 percent, as compared to 2006. Product development compensation expenses increased by approximately $191 million compared to the prior year, including an additional $73 million of stock-based compensation expense (net of the $8 million incremental increase to stock-based compensation expense related to the departure of an executive officer during the second quarter of 2007). The increased compensation expenses reflected our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on Yahoo! Properties. Depreciation expense increased $14 million mainly due to our continued investments in information technology assets and server equipment. Other product and development expenses increased approximately $20 million primarily due to increased temporary help and expenses related to new and expanded facilities.

Product development expenses for the year ended December 31, 2006 increased approximately $264 million, or 46 percent, as compared to 2005. Product development compensation expense increased by approximately $248 million compared to 2005, of which $122 million was additional stock-based compensation expense due to our adoption of SFAS 123R. In addition to stock-based compensation expense, the increased compensation expenses also reflected our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on Yahoo! Properties.

Product development expenses as a percentage of revenues in 2007 was 15 percent (including 3 percent related to stock-based compensation expense), compared to 13 percent and 11 percent in 2006 and 2005, respectively.

We currently believe that product development expenses will increase in absolute dollars in 2008 compared to 2007, as we believe that continued investments in product development are required to remain competitive.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) related to our legal, finance and human resource organizations and fees for professional services.

General and administrative expenses for the year ended December 31, 2007 increased $105 million, or 20 percent, as compared to 2006. Compensation expense increased by $26 million (net of the $16 million reduction in expense due to the second quarter of 2007 reversal of stock-based compensation expense related to Terry Semel’s resignation as Chief Executive Officer of the Company) due to an increase in 2007 in our general and administrative headcount as our infrastructure has grown supporting the underlying growth in our business. Professional services, including temporary headcount and consulting projects, increased $17 million and our facility related expenses increased $11 million primarily due to our new and expanded facilities. We also incurred costs related to legal settlements in 2007 of $17 million.

General and administrative expenses for the year ended December 31, 2006 increased $188 million, or 55 percent, as compared to 2005. The increase was primarily due to an additional $97 million of stock-based compensation expense as a result of the adoption of SFAS 123R. Additionally, fees for professional services increased $32 million and facilities expense increased $25 million for the year ended December 31, 2006, compared to the prior year.

General and administrative expenses as a percentage of revenues in 2007 was 9 percent (including 1 percent related to stock-based compensation expense), compared to 8 percent and 6 percent in 2006 and 2005, respectively.

We currently believe that general and administrative expenses in absolute dollars will increase in 2008 compared to 2007, as we continue to invest in our infrastructure to support our continued business expansion.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in the cost of revenues and not in amortization of intangibles.

Amortization of intangibles was approximately $107 million, or 2 percent of revenues for the year ended December 31, 2007, compared to $125 million or 2 percent of revenues for 2006 and $109 million or 2 percent of revenues for 2005. The year over year decrease in amortization of intangibles from 2007 compared to 2006 is due to declining amortization expenses as a result of intangible assets that became fully amortized during the year slightly offset by increased amortizable intangible assets from acquisition activity. The increase year over year from 2006 compared to 2005 in amortization of intangibles reflected our continued acquisition activity resulting in increased amortizable intangible assets, which were partially offset by declining amortization expenses due to intangible assets that became fully amortized during the year. As of December 31, 2007, we had net intangible assets of $611 million on our consolidated balance sheet, including acquired intellectual property rights and developed technology which are amortized in cost of revenues.

During the years ended December 31, 2007 and December 31, 2006, we acquired $110 million and $6 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balance as of December 31, 2007 and December 31, 2006, respectively.

Other Income, Net.  Other income, net was as follows (in thousands):

	Years Ended December 31,
	2005	2006	2007

Interest and investment income	$125,122	$143,310	$129,541
Investment gains (losses), net	967,327	(3,527)	1,730
Gain on divestiture of Yahoo! China	337,965	15,158	8,066
Gain on sale of Overture Japan	—	—	6,175
Other	5,443	2,093	8,499

Total other income, net	$1,435,857	$157,034	$154,011

Other income, net was $154 million for the year ended December 31, 2007, a decrease of $3 million, as compared to 2006. In the year ended December 31, 2007 there was an increase in interest offset by a decrease in investment income, as compared to 2006 as higher average interest rates was more than offset by lower average invested balances. The average interest rate was approximately 4.3 percent in 2007, compared to 3.9 and 2.9 percent in 2006 and 2005, respectively. Our foreign currency transaction gains, net also increased $7 million for the year ended December 31, 2007. Additionally, our recorded non-cash gain arising from the reduction in our ownership in Alibaba Group Holding Limited (“Alibaba” or the “Alibaba Group”), which was treated as an incremental sale of additional equity interests in Yahoo! China was $8 million for the year ended December 31, 2007 compared to non-cash gains of $15 million for this item in 2006 as a result of a reduction in our ownership in Alibaba from approximately 46 percent to 44 percent in 2006 and from 44 percent to 43 percent in 2007. There were non-cash gains of $338 million included in other income, net in 2005 due to the initial divestiture of Yahoo! China based on the difference between the fair value of Yahoo! China and its carrying value adjusted for our continued ownership in the combined entity.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The provision for income taxes for the year ended December 31, 2007 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, foreign income taxed at different rates, and non-deductible stock-based compensation expense. The provisions for income taxes for the years ended December 31, 2006 and 2005 differ from the amounts computed by applying the federal statutory income tax rate primarily due to state taxes. Additionally, in 2005, the provision for income taxes reflected a tax benefit related to a subsidiary restructuring transaction.

The following table summarizes the differences between our provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes (dollars in thousands):

	Years Ended December 31,
	2005(3)	(1)	2006(3)	(1)	2007	(1)

Income tax at the United States federal statutory rate of 35 percent	$890,254	35%	$384,300	35%	$297,297	35%
State income taxes, net of federal benefit	113,685	4%	43,297	4%	32,942	4%
Change in valuation allowance	16,342	1%	15,206	1%	9,806	1%
Non-deductible stock-based compensation	1,400	0%	18,652	2%	34,011	4%
Capital (loss)/gain on subsidiary restructuring transaction(2)	(248,284)	(10)%	10,616	1%	—	0%
R&D tax credits	—	0%	(5,300)	0%	(8,618)	(1)%
Effect of non-U.S. operations	(21,454)	(1)%	5,246	0%	(26,097)	(3)%
Other	15,873	1%	(14,006)	(1)%	(2,078)	0%

Provision for income taxes	$767,816	30%	$458,011	42%	$337,263	40%

(1)	Percent of income before income taxes, earnings in equity interests, and minority interests.

(2)	During 2005, we completed a taxable liquidation of a subsidiary. The transaction gave rise to a capital loss for tax purposes, resulting in a net tax benefit of approximately $238 million recorded in 2005 and 2006.

(3)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Our effective tax rate for the year ended December 31, 2007 was 40 percent, compared to 42 percent in the prior year. The lower effective tax rate in 2007 was mainly attributable to a benefit resulting from a reduction in nondeductible executive compensation expense, a benefit due to the release of deferred tax liabilities in connection with changes to our worldwide entity structure, foreign tax credits, and R&D tax credits. Our effective tax rate for the year ended December 31, 2006 was 42 percent, compared to 30 percent in 2005. The increased rate was mainly attributable to the tax benefit related to a subsidiary restructuring transaction in 2005. As part of our ongoing efforts to streamline our operational structure, we completed a taxable liquidation of a subsidiary in 2005 that we acquired several years ago. This transaction gave rise to a capital loss for tax purposes, which offset a substantial portion of the gains from sales of equity investments during the year. The resulting tax benefit recorded in 2005 was approximately $248 million. See Note 10 — “Income Taxes” in the consolidated financial statements for additional information.

Based on current estimates, we expect our effective tax rate will increase in 2008 compared to 2007.

Earnings in Equity Interests.  Earnings in equity interests was approximately $151 million for the year ended December 31, 2007 (net of $7 million related to tax benefits on dividends received and net of $17 million related to the tax benefit of our share of Alibaba’s loss), which consisted of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba. Earnings in equity interests for the year ended December 31, 2006 were $112 million (net of $6 million related to tax expense on dividends received and net of $7 million related to the tax benefit of our share of Alibaba’s loss) as a result of our investment in Yahoo! Japan and Alibaba. Earnings in equity interests for the year ended December 31, 2005 were $128 million, as a result of our investment in Yahoo! Japan. See Note 4 — “Investments in Equity Interests” in the consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our financial statements. Minority interests in operations of consolidated subsidiaries was approximately $3 million in 2007, compared to $1 million and $8 million in 2006 and 2005, respectively. Minority interests recorded in 2007 and 2006 were related to our Yahoo! 7 joint venture arrangement. Minority interests recorded in 2005 were related to our joint ventures in France, Germany, and the United Kingdom (collectively called “Yahoo! Europe”) and Yahoo! Korea. In 2005, we purchased the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea from our partner in these ventures, and accordingly, these entities became our wholly owned subsidiaries. See Note 3 — “Acquisitions” in the consolidated financial statements for additional information.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the United States and International. Management relies on an internal management reporting process that provides revenues and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense, includes income from operations before depreciation, amortization and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization, and stock-based compensation expense is an appropriate measure for evaluating the operational performance of our segments. However, this measure should be considered in addition to and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summarized information by segment was as follows (dollars in thousands):

	Years Ended December 31,						2005-2006	2006-2007
	2005	(*)	2006	(*)	2007	(*)	% Change	% Change

Revenues by segment:
United States	$3,667,509	70%	$4,365,922	68%	$4,727,123	68%	19%	8%
International	1,590,159	30%	2,059,757	32%	2,242,151	32%	30%	9%

Total revenues	$5,257,668	100%	$6,425,679	100%	$6,969,274	100%	22%	8%

(*)	Percent of total revenues.

	Years Ended December 31,			2005-2006	2006-2007
	2005	2006	2007	% Change	% Change

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$1,219,539	$1,451,656	$1,433,617	19%	(1)%
International	337,799	454,261	493,418	34%	9%

Total segment operating income before depreciation, amortization, and stock-based compensation expense	1,557,338	1,905,917	1,927,035	22%	1%
Depreciation and amortization	(397,142)	(540,021)	(659,195)	36%	22%
Stock-based compensation expense	(52,471)	(424,930)	(572,427)	N/A %	35%

Income from operations	$1,107,725	$940,966	$695,413	(15)%	(26)%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in 2007, 2006, or 2005, respectively.

United States.  United States revenues for the year ended December 31, 2007 increased approximately $361 million, or 8 percent, as compared to 2006. United States revenues for the year ended December 31, 2006 increased approximately $698 million, or 19 percent, as compared to 2005. The year over year increases in 2007 and 2006 were a result of growth in advertising across Yahoo! Properties, as well as growth from our fee-based services. Approximately 79 percent of the 2007 increase, or $286 million, came from marketing services revenues. Approximately 82 percent of the 2006 increase, or $570 million, came from marketing services revenues and approximately 82 percent of the 2005 increase, or $827 million, came from marketing services revenues. The advertising growth can be attributed to our expanding user base which has been attracting more advertisers and has been contributing to our growth in our advertising revenues. The growth in our fee-based services is due to the increase in our paying users for both existing and new offerings. United States operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2007 decreased $18 million, or 1 percent, as compared to 2006. United States operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2006 increased $232 million, or 19 percent, as compared to 2005.

International.  International revenues for the year ended December 31, 2007 increased approximately $182 million, or 9 percent, as compared to 2006. International revenues for the year ended December 31, 2006 increased approximately $470 million, or 30 percent, as compared to 2005. More than 95 percent of the international revenues increase in 2007 and 2006 came from marketing services revenues. The year over year growth in international marketing services revenues can be attributed to our increased penetration into existing markets, coupled with continued growth of the global online advertising marketplace. International operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2007 increased $39 million, or 9 percent, as compared to 2006. International operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2006 increased $116 million, or 34 percent, as compared to 2005.

International revenues accounted for approximately 32 percent of total revenues during both 2007 and 2006 and 30 percent during 2005. The strong performance of our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period. To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the United States dollar weakens against foreign currencies. Using the average foreign currency exchange rates in the year ended December 31, 2006, our international revenues for 2007 would have been lower than we reported by approximately $87 million and our international segment operating income before depreciation, amortization, and stock-based compensation expense would have been lower than we reported by $16 million.

Transactions

Significant acquisitions and strategic investments completed in the last three years include the following:

•	February 2005 — Verdisoft, a software development company for a purchase price of $58 million and issuance of restricted stock valued at $35 million;

•	October 2005 — Strategic investment of approximately 46 percent (40 percent on a fully diluted basis) in the outstanding common stock of Alibaba, an e-commerce company based in China in exchange for $1.0 billion in cash and the contribution of Yahoo! China;

•	November 2005 — Purchase of the remaining outstanding shares of Yahoo! Europe and Yahoo! Korea for a total purchase price of $501 million;

•	January 2006 — Strategic partnership with Seven Network Limited, an Australian media company, to form Yahoo! 7 to which we contributed our Australian Internet business Yahoo! Australia and New Zealand (“Yahoo! Australia”), and Seven contributed its online assets, television and magazine content and cash of $7 million;

•	June 2006 — Investment of approximately 10 percent interest in Gmarket Inc., a retail e-commerce provider in South Korea, for $61 million. An additional investment was made in 2007 for $8 million;

•	October 2006 — Investment of approximately 20 percent interest in Right Media Inc., an online advertising exchange;

•	July 2007 — Purchased the remaining equity interests in Right Media Inc. for a total purchase price of $526 million;

•	October 2007 — Zimbra, Inc., a provider of e-mail and collaboration software for a total purchase price of $302 million;

•	October 2007 — BlueLithium, Inc., an online global advertising network company for a total purchase price of $255 million; and

•	November 2007 — Purchased approximately 1 percent of Alibaba.com Limited (“Alibaba.com”), Alibaba Group’s business-to-business e-commerce subsidiary, for a total purchase price of approximately $101 million in the initial public offering on the Hong Kong Stock Exchange of Alibaba.com.

See Note 3 — “Acquisitions” and Note 4 — “Investments in Equity Interests” in the consolidated financial statements for additional information relating to these and other acquisitions.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2007 (dollars in thousands):

	2005	2006	2007

Cash and cash equivalents	$1,429,693	$1,569,871	$1,513,930
Short-term marketable debt securities	1,131,141	1,031,528	487,544
Long-term marketable debt securities	1,439,014	935,886	361,998

Total cash, cash equivalents, and marketable debt securities	$3,999,848	$3,537,285	$2,363,472

Percentage of total assets	37%	31%	19%

Cash Flow Highlights	2005	2006	2007

Net cash provided by operating activities(*)	$1,711,383	$1,371,576	$1,918,899
Net cash used in investing activities	$(821,930)	$(193,681)	$(572,502)
Net cash used in financing activities(*)	$(250,600)	$(1,094,624)	$(1,442,008)

(*)	During 2007, we determined that income tax benefits of $127 million ($92 million related to 2006 and the remainder related to earlier years) should not have been recorded to additional paid-in capital as tax benefits from stock-based awards because for financial statement ordering purposes, the tax benefits should have been attributed to the utilization of acquired net operating losses first or should not have been recognized at all because the underlying tax amounts should not have been offset by tax benefits from stock-based awards. As a result, in the 2007 statement of cash flows, we reduced by $92 million, excess tax benefits from stock-based awards recorded in cash flows from operating activities with an equivalent reduction to the amount of excess tax benefits recorded in cash flows from financing activities. This reclassification had no impact on overall cash flows. The amounts that impacted income tax expense and earnings in equity interests also increased diluted earnings per share by $0.01 for the year ended December 31, 2007. We believe that the aforementioned amounts are not material to reported amounts for 2007, 2006, or earlier years and therefore we have corrected them in the 2007 consolidated financial statements. See Note 10 — “Income Taxes” in the consolidated financial statements for additional information.

Our operating activities for each year in the three years ended December 31, 2007 have generated adequate cash to meet our operating needs. As of December 31, 2007, we had cash, cash equivalents, and marketable debt securities totaling $2,363 million, compared to $3,537 million as of December 31, 2006. During the year ended December 31, 2007, we invested $1,586 million in direct stock repurchases (of which $2 million related to restricted stock awards net share settlement) and $250 million in structured stock repurchases. Additionally, we invested net $602 million, in capital expenditures and a net $974 million in acquisitions. The cash used for these investments was offset by $1,919 million of cash generated from operating activities, and $375 million from the issuance of common stock as a result of the exercise of employee stock options. In 2007, $35 million of excess tax benefits from stock-based awards were included as a source of cash flows from financing activities. In 2006, excess tax benefits from stock-based awards of $597 million were included as a source of cash flows from financing activities.

As of December 31, 2007, approximately $1.0 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the United States. If these funds were required for our operations in the United States, we would be required to accrue and pay additional taxes to repatriate these funds. Currently, we do not anticipate a need to repatriate these funds to our United States operations.

We invest excess cash predominantly in marketable debt securities that are liquid, of high-quality investment grade, and the majority of which have effective maturities of less than two years. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices as of the valuation date. We also invest excess cash to support our growing infrastructure needs and expand our operations, as consideration for acquisitions and strategic investments, to repurchase shares of our stock, and in other transactions. As of December 31, 2007, certain of our marketable debt securities had a fair value below cost (representing less than $2 million) due to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value. We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment and expect to realize the full value of all of these investments upon maturity or sale.

We expect to continue to generate positive cash flow from operations in 2008. We use cash generated by operations as our primary source of liquidity because we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity, or debt securities, or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which mature on April 1, 2008. These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Each $1,000 principal amount of the Notes is convertible on or prior to April 1, 2008 if the market price of our common stock reaches a specified threshold ($22.55) for a defined period of time or specified corporate transactions occur. As of January 1, 2008, the specified price threshold had been met and the Notes are convertible at any time through March 31, 2008. The Notes may be convertible on April 1, 2008 depending on whether the specified price threshold is met for the applicable periods or a specified corporate transaction occurs prior to April 1, 2008. We will be required to pay the outstanding principal amount of any Notes not converted by the holders on or before April 1, 2008 in cash. Consequently, the Notes have been classified as short-term debt in the consolidated balance sheet as of December 31, 2007. Although we have sufficient available funds to pay the Notes, in the event the Notes are not converted on or before their maturity date, we may seek financing to fund the repayment of the Notes, as well as to fund other strategic initiatives.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in 2007 mainly due to the net impact of non-cash adjustments to income. In each of the three years ended December 31, 2007, 2006, and 2005, cash flows from operations were reduced by the increase in our accounts receivable balance, mainly reflecting increases in revenues. The days of sales outstanding metric increased over the three years ended December 31, 2007. Additionally, in the years ended December 31, 2007, 2006, and 2005, there were significant increases in accrued expenses and other liabilities that positively impacted cash flow from operations. These increases were mainly due to higher accrual balances for taxes payable and TAC payments to Affiliates, respectively.

Cash used in investing activities is primarily attributable to capital expenditures, purchases and sales of marketable debt and equity securities, purchases of intangible assets, as well as acquisitions including our strategic investments. Our capital expenditures totaled $602 million, $689 million, and $409 million in 2007, 2006, and 2005, respectively. Our capital expenditures have been primarily used for purchases and internal development of information technology assets, and real estate to support our expanding offerings, and our increased number of users. We invested a net $974 million in acquisitions, including strategic investments, in 2007, compared to $142 million and $1,698 million in 2006 and 2005, respectively. Acquisitions and investments in 2007 included cash outlays for our acquisitions of Right Media, Inc., Zimbra, Inc., and BlueLithium, Inc. and an investment in Alibaba.com. Our investments in Yahoo! 7, Gmarket Inc., and Right Media Inc. were the main cash outlays in 2006. Our acquisitions in 2005 included net cash consideration of approximately $1.0 billion for our investment in Alibaba, $0.5 billion for the purchase of the outstanding interests in our joint ventures in Europe and Korea and $54 million for the Verdisoft acquisition. Our cash proceeds from the net sales and maturities of marketable debt securities were $1.1 billion in 2007, compared to cash proceeds of $623 million and $318 million in 2006 and 2005, respectively. Additionally, we generated cash in the amount of $1.0 billion in 2005 from the sale of non-strategic marketable equity securities for which there was no comparable activity in 2007 and 2006.

Cash used in financing activities is driven by our financing activities relating to employee option exercises and stock repurchases. Our cash proceeds from employee option exercises were $375 million in 2007, compared to $318 million and $747 million in 2006 and 2005, respectively. The increase in 2007 compared to 2006 is primarily the result of an increase in the number of employee exercises in 2007 over 2006. The decrease in 2006 compared to 2005 was primarily the result of a reduced number of employees exercising options year over year.

During 2007, we used $1.6 billion in the direct repurchase of 57.9 million shares of our common stock at an average price of $27.34 per share. In addition, certain restricted stock awards that vested during 2007 were subject to statutory tax withholding obligations. The net share settlement had the effect of a stock repurchase of $2 million. During 2006, we used $1.8 billion in the direct repurchase of 61.5 million shares of our common stock at an average price of $28.98 per share. During 2005, we used $388 million in the direct repurchase of 11.7 million shares of our common stock at an average price of $33.20 per share.

In 2007, a $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 settled and matured. On the maturity date, we received 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share. In 2006, we entered into structured stock repurchase transactions resulting in a total cash outlay of $0.5 billion. This $0.5 billion cash outlay was offset by cash receipts of $272 million from the settlement of a structured stock repurchase transaction entered into in 2005, for a net cash usage of $228 million for these transactions in 2006. In 2005, we entered into structured stock repurchase transactions resulting in a total cash outlay of $1.4 billion. This $1.4 billion cash outlay was offset by cash receipts of $0.8 billion from the settlement of structured stock repurchase transactions in 2005, for a net cash usage of $0.6 billion for these transactions in 2005.

Upon adoption of SFAS 123R on January 1, 2006, we have included as part of our cash flows from financing activities the benefit of tax deductions related to stock-based awards in excess of the tax benefits expected at the grant date of the related stock-based awards. This amount is shown as a reduction to cash flows from operating activities and an increase to cash flows from financing activities. Net cash flows remain unchanged from what would have been reported prior to the adoption of SFAS 123R.

In 2007, $35 million of excess tax benefits from stock-based awards were included as a source of cash flows from financing activities. In 2006, excess tax benefits from stock-based awards of $597 million were included as a source of cash flows from financing activities.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes which mature on April 1, 2008. These Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Each $1,000 principal amount of the Notes is convertible on or prior to April 1, 2008 if the market price of our common stock reaches a specified threshold ($22.55) for a defined period of time or specified corporate transactions occur. As of January 1, 2008, the specified price threshold had been met and the Notes are convertible at any time through March 31, 2008. The Notes may be convertible on April 1, 2008 depending on whether the specified price threshold is met for the applicable periods or a specified corporate transaction occurs prior to April 1, 2008. We will be required to pay the outstanding principal amount of any Notes not converted by the holders on or before April 1, 2008 in cash. Consequently, the Notes have been classified as short-term debt in the consolidated balance sheet as of December 31, 2007. Although we have sufficient available funds to pay the Notes, in the event the Notes are not converted on or before their maturity date, we may seek financing to fund the repayment of the Notes as well as to fund other strategic initiatives. See Note 9 — “Short-Term Debt” in the consolidated financial statements for additional information.

Stock repurchases

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

Under this program, during the year ended December 31, 2007, we repurchased 57.9 million shares of common stock at an average price of $27.34 per share. Total cash consideration for the repurchased stock was $1.6 billion. During 2007, a $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 also matured and settled. On the maturity date, we received 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share from this transaction. In addition, upon the vesting of certain restricted stock awards during the year ended December 31, 2007, we reacquired 70,000 shares of such vested stock to satisfy tax withholding obligations. These repurchased shares were recorded as $2 million of treasury stock and reduced the number of common shares outstanding by 70,000 accordingly. See Note 11 — “Stockholders’ Equity” in the consolidated financial statements for additional information.

Treasury stock is accounted for under the cost method.

Subsequent to December 31, 2007, we repurchased approximately 3.4 million shares of our common stock under the current stock repurchase program at an average price of $23.39 per share, for a total amount of $79 million.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $602 million in 2007, compared to $689 million in 2006, including $112 million for a land purchase in Santa Clara, California, and $409 million in 2005. Our capital expenditures in 2008 are expected to be slightly higher than 2007 levels as we continue to invest in the expansion of Yahoo! Properties. This level of expenditure, together with the increase in operating lease commitments, is consistent with our operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2007 (in millions):

	Payments Due by Period
		Due in	Due in	Due in
	Total	2008	2009-2010	2011-2012	Thereafter

Short-term debt(1)	$750	$750	$—	$—	$—
Operating lease obligations(2)	900	131	238	171	360
Affiliate commitments(3)	286	91	195	—	—
Non-cancelable obligations(4)	145	83	49	13	—
FIN 48 obligations including interest and penalties(5)	246	1	—	—	245

Total contractual obligations	$2,327	$1,056	$482	$184	$605

(1)	The short-term debt matures in April 2008, unless previously converted into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. See Note 9 — “Short-Term Debt” in the consolidated financial statements for additional information related to the short-term debt.

(2)	We have entered into various non-cancelable operating lease agreements for our offices throughout the U.S. and for our international subsidiaries with original lease periods up to 23 years, expiring between 2008 and 2027. See Note 13 — “Commitments and Contingencies” in the consolidated financial statements for additional information.

(3)	We are obligated to make payments under contracts to provide sponsored search and/or display advertising services to our Affiliates, which represent traffic acquisition costs.

(4)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth, and content arrangements.

(5)	As of December 31, 2007, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $245 million and are classified as “deferred and other long-term tax liabilities, net” on our consolidated balance sheets. As of December 31, 2007, the settlement period for our income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Affiliate Commitments.  In connection with our contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our Affiliates. As of December 31, 2007, these commitments totaled $286 million, of which $91 million will be payable in 2008, $111 million will be payable in 2009, and $84 million will be payable in 2010.

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, we are obligated to invest up to $93 million through July 2008. To the extent the licensed intellectual property will benefit future periods, we will capitalize such payments and amortize them over the useful life of the related intellectual property.

Other commitments.  In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our consolidated financial statements.

In 2006, we reversed an earn-out accrual related to a prior acquisition, which resulted in a $10 million reduction to operating expenses in the consolidated statements of income for which there was no comparable activity in 2007.

As of December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosure below. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Revenue Recognition.  Our revenues are generated from marketing services and fees. Marketing services revenues are generated from several offerings including: the display of textual, rich media advertisements, display of text based links to advertisers’ Websites, listing based services, and commerce-based transactions. Fees revenues includes revenue from a variety of consumer and business fee-based services. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangement should be reported gross as a principal versus net as an agent; (6) whether we receive a separately identifiable benefit from the purchase arrangements with our customer for which we can reasonably estimate fair value; and (7) whether the arrangement should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Deferred Income Tax Asset Valuation Allowance.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. The valuation allowance decreased by $29 million during the year ended December 31, 2007. The decrease is mainly due to adjustments to non-U.S. net operating loss carryforwards.

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. Effective January 1, 2007, we adopted the provisions of FIN 48. See Note 10 — “Income Taxes” in the consolidated financial statements for additional information.

Goodwill and Other Intangible Assets.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. See Note 5 — “Goodwill” in the consolidated financial statements for additional information. Based on our 2007 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

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

Stock-Based Compensation Expense.  Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation cost for those shares expected to vest over the service period of the award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year ended December 31, 2007 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 12 — “Employee Benefits” in the consolidated financial statements for additional information.

Recent Accounting Pronouncements.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on our consolidated financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of SFAS 159 became effective for us on January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on our consolidated financial position, cash flows, or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 141R and SFAS 160 will be effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS 141R and SFAS 160 on our consolidated financial position, cash flows, and results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market values of our investments.

Interest Rate Risk.  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the United States Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market, and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2007 and 2006, we had investments in short-term marketable debt securities of approximately $488 million and $1,032 million, respectively. Such investments had a weighted-average yield of approximately 4.5 percent and

4.3 percent, respectively. As of December 31, 2007 and 2006, we had investments in long-term marketable debt securities of approximately $362 million and $936 million, respectively. Such investments had a weighted average yield of approximately 5.0 percent and 4.6 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $7 million and $16 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of December 31, 2007 and 2006.

The fair market value of the zero coupon senior convertible notes (the “Notes”) issued by Yahoo! and due in April 2008 is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of Yahoo! stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Notes but do not impact our consolidated financial position, cash flows, or results of operations. As of December 31, 2007 and 2006, the fair value of the Notes was approximately $880 million and $1.0 billion, respectively, based on quoted market prices.

Foreign Currency Risk.  International revenues accounted for approximately 32 percent of total revenues in both 2007 and 2006. International revenues in 2007 increased $182 million, or 9 percent, as compared to 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the functional currencies of the local countries. Primary currencies include Euros, British Pounds, Japanese Yen, Korean Won, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our international operations are translated into United States dollars at the average exchange rates in each applicable period. To the extent the United States dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the United States dollar weakens against foreign currencies. Using the average foreign currency exchange rates from 2006, our international revenues for 2007 would have been lower than we reported by approximately $87 million and our international segment operating income before depreciation, amortization, and stock-based compensation expense would have been lower than we reported by $16 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into United States dollars will lead to a translation gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We recorded foreign currency transaction gains and losses, realized and unrealized in other income, net on the consolidated statements of income, of approximately $8 million of net losses in 2005 and net gains of $5 million and $7 million in 2006 and 2007, respectively.

Investment Risk.  The primary objective of our fixed income investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2007 and 2006, net unrealized gains and losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of investments, as well as impairment charges on some of our investments. In 2007, we did not record any impairment losses on our available-for-sale equity investments, compared to $4 million recorded in 2006. Our investments in available-for-sale equity securities amounted to $126 million and $114 million, respectively, as of December 31, 2007 and 2006 (including $69 million and $61 million, respectively, related to our investment in Gmarket Inc.). Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $13 million and $11 million as of December 31, 2007 and 2006, respectively.

Item 8.	Financial Statements and Supplementary Data

Page

Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	59
Consolidated Statements of Income for each of the three years in the period ended December 31, 2007	60
Consolidated Balance Sheets as of December 31, 2006 and 2007	61
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	62
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007	64
Notes to Consolidated Financial Statements	66
Financial Statement Schedules:
II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007	106
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2007	107

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material reflects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In addition, as discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty of Income Taxes”.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 27, 2008

Yahoo! Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)

Revenues	$5,257,668	$6,425,679	$6,969,274
Cost of revenues	2,096,201	2,675,723	2,838,758

Gross profit	3,161,467	3,749,956	4,130,516

Operating expenses:
Sales and marketing	1,033,947	1,322,259	1,610,357
Product development	569,527	833,147	1,084,238
General and administrative	341,073	528,798	633,431
Amortization of intangibles	109,195	124,786	107,077

Total operating expenses	2,053,742	2,808,990	3,435,103

Income from operations	1,107,725	940,966	695,413
Other income, net	1,435,857	157,034	154,011

Income before provision for income taxes, earnings in equity interests, and minority interests	2,543,582	1,098,000	849,424
Provision for income taxes	(767,816)	(458,011)	(337,263)
Earnings in equity interests	128,244	112,114	150,689
Minority interests in operations of consolidated subsidiaries	(7,780)	(712)	(2,850)

Net income	$1,896,230	$751,391	$660,000

Net income per share — basic	$1.35	$0.54	$0.49

Net income per share — diluted	$1.28	$0.52	$0.47

Shares used in per share calculation — basic	1,400,421	1,388,741	1,338,987

Shares used in per share calculation — diluted	1,485,591	1,457,686	1,405,486

Stock-based compensation expense by function(*):
Cost of revenues	$—	$6,621	$10,628
Sales and marketing	8,698	155,084	246,472
Product development	22,390	144,807	218,207
General and administrative	21,383	118,418	97,120

Total stock-based compensation expense	$52,471	$424,930	$572,427

(*)	Cost of revenues and operating expenses for the years ended December 31, 2006 and 2007 include stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which the Company adopted on January 1, 2006. See Note 1 — “The Company and Summary of Significant Accounting Policies” and Note 12 — “Employee Benefits” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,
	2006	2007
	(In thousands, except par values)

ASSETS
Current assets:
Cash and cash equivalents	$1,569,871	$1,513,930
Short-term marketable debt securities	1,031,528	487,544
Accounts receivable, net of allowance of $38,196 and $46,521, respectively	930,964	1,055,532
Prepaid expenses and other current assets	217,779	180,716

Total current assets	3,750,142	3,237,722
Long-term marketable debt securities	935,886	361,998
Property and equipment, net	1,101,379	1,331,632
Goodwill	2,968,557	4,002,030
Intangible assets, net	405,822	611,497
Other long-term assets	459,988	503,945
Investments in equity interests	1,891,834	2,180,917

Total assets	$11,513,608	$12,229,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109,130	$176,162
Accrued expenses and other current liabilities	1,046,882	1,006,188
Deferred revenue	317,982	368,470
Short-term debt	—	749,628

Total current liabilities	1,473,994	2,300,448
Long-term deferred revenue	64,939	95,129
Long-term debt	749,915	—
Other long-term liabilities	36,890	28,086
Deferred and other long-term tax liabilities, net	19,204	260,993
Commitments and contingencies (Note 13)	—	—
Minority interests in consolidated subsidiaries	8,056	12,254
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,497,912 and 1,534,893 shares issued, respectively, and 1,360,247 and 1,330,828 shares outstanding, respectively	1,493	1,527
Additional paid-in capital	8,615,915	9,937,010
Treasury stock at cost, 137,665 and 204,065 shares, respectively	(3,324,863)	(5,160,772)
Retained earnings	3,717,560	4,423,864
Accumulated other comprehensive income	150,505	331,202

Total stockholders’ equity	9,160,610	9,532,831

Total liabilities and stockholders’ equity	$11,513,608	$12,229,741

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2006	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,896,230	$751,391	$660,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224,065	302,161	409,366
Amortization of intangible assets	173,077	237,860	249,829
Stock-based compensation expense	52,471	424,930	572,427
Tax benefits from stock-based awards	759,530	626,009	76,138
Excess tax benefits from stock-based awards	—	(597,118)	(35,427)
Deferred income taxes	—	(274,433)	(212,742)
Earnings in equity interests	(128,244)	(112,114)	(150,689)
Dividends received	10,670	12,908	15,156
Minority interests in operations of consolidated subsidiaries	7,780	712	2,850
Gains from sales of investments, assets, and other, net	(1,278,311)	(15,125)	(27,928)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(272,387)	(185,196)	(88,738)
Prepaid expenses and other	(35,344)	(9,567)	133,185
Accounts payable	31,574	30,413	45,101
Accrued expenses and other liabilities	212,112	174,566	184,805
Deferred revenue	58,160	4,179	85,566

Net cash provided by operating activities	1,711,383	1,371,576	1,918,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(408,934)	(689,136)	(602,276)
Purchases of marketable debt securities	(7,023,802)	(1,328,515)	(1,105,043)
Proceeds from sales and maturities of marketable debt securities	7,341,974	1,951,323	2,243,720
Acquisitions, net of cash acquired	(1,698,164)	(142,272)	(973,577)
Proceeds from sales of marketable equity securities	1,006,142	—	—
Purchases of intangible assets	(720)	(5,810)	(110,378)
Other investing activities, net	(38,426)	20,729	(24,948)

Net cash used in investing activities	(821,930)	(193,681)	(572,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	746,807	318,103	375,066
Repurchases of common stock	(387,735)	(1,782,140)	(1,585,909)
Structured stock repurchases, net	(611,421)	(227,705)	(250,000)
Excess tax benefits from stock-based awards	—	597,118	35,427
Other financing activities, net	1,749	—	(16,592)

Net cash used in financing activities	(250,600)	(1,094,624)	(1,442,008)

Effect of exchange rate changes on cash and cash equivalents	(32,883)	56,907	39,670
Net change in cash and cash equivalents	605,970	140,178	(55,941)
Cash and cash equivalents at beginning of year	823,723	1,429,693	1,569,871

Cash and cash equivalents at end of year	$1,429,693	$1,569,871	$1,513,930

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows — (Continued)

Supplemental cash flow disclosures:

Income taxes paid were $51 million, $66 million, and $141 million in the years ended December 31, 2005, 2006, and 2007, respectively. Interest paid was not material in any of the years presented.

Acquisition-related activities:

	Years Ended December 31,
	2005	2006	2007
	(In thousands)

Cash paid for acquisitions	$1,700,898	$150,859	$1,019,755
Cash acquired in acquisitions	(2,734)	(8,587)	(46,178)

	$1,698,164	$142,272	$973,577

Fair value of common stock and vested stock-based awards issued in connection with acquisitions(*)	$6,746	$—	$290,671

(*)	Previously, amounts for 2005 and 2006 also included the fair value of unvested stock-based awards which are recognized as stock compensation expense as discussed in Note 3 — “Acquisitions.”

During the year ended December 31, 2005, the Company contributed its China based businesses (“Yahoo! China”) as partial consideration for its investment in Alibaba Group Holding Limited (“Alibaba” or the “Alibaba Group”). See Note 4 — “Investments in Equity Interests” for additional information.

During the year ended December 31, 2006, the Company contributed its Australian Internet business, Yahoo! Australia and New Zealand as consideration for its strategic partnership with Seven Network Limited. See Note 3 — “Acquisitions” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2005	2006	2007
	(In thousands)

Common stock
Balance, beginning of year	$1,416	$1,470	$1,493
Common stock issued	54	23	34

Balance, end of year	1,470	1,493	1,527

Additional paid-in capital
Balance, beginning of year	5,682,884	6,417,858	8,615,915
Common stock and stock-based awards issued and assumed	1,010,012	318,160	661,516
Stock-based compensation expense	—	451,467	593,451
Adoption of SFAS 123R	—	(235,394)	—
Change in deferred income tax asset valuation allowance	(423,147)	236,044	—
Gain in connection with business contribution	—	29,944	—
Tax benefits from stock-based awards	759,530	626,009	76,138
Structured stock repurchases, net	(611,421)	767,295	—
Other	—	4,532	(10,010)

Balance, end of year	6,417,858	8,615,915	9,937,010

Deferred stock-based compensation
Balance, beginning of year	(28,541)	(235,394)	—
Common stock and stock-based awards issued and assumed	(259,324)	—	—
Stock-based compensation expense	52,471	—	—
Adoption of SFAS 123R	—	235,394	—

Balance, end of year	(235,394)	—	—

Treasury stock
Balance, beginning of year	(159,988)	(547,723)	(3,324,863)
Repurchases of common stock	(387,735)	(2,777,140)	(1,835,909)

Balance, end of year	(547,723)	(3,324,863)	(5,160,772)

Retained earnings
Balance, beginning of year	1,069,939	2,966,169	3,717,560
Net income	1,896,230	751,391	660,000
Adoption of FIN 48	—	—	46,304

Balance, end of year	2,966,169	3,717,560	4,423,864

Accumulated other comprehensive income (loss)
Balance, beginning of year	535,736	(35,965)	150,505
Net change in unrealized gains/losses on available-for-sale securities, net of tax	(491,532)	38,018	5,074
Foreign currency translation adjustment, net of tax	(80,169)	148,452	175,623

Balance, end of year	(35,965)	150,505	331,202

Total stockholders’ equity	$8,566,415	$9,160,610	$9,532,831

Comprehensive income
Net income	$1,896,230	$751,391	$660,000
Other comprehensive (loss) income:
Unrealized gains/(losses) on available-for-sale securities, net of taxes of $7,669, $(29,914), and $(8,131) for 2005, 2006, and 2007, respectively	(11,510)	32,961	2,999
Reclassification adjustment for realized (gains)/losses included in net income, net of taxes of $320,015, $(3,371), and $(1,384) for 2005, 2006, and 2007, respectively	(480,022)	5,057	2,075

Net change in unrealized gains/(losses) on available-for-sale securities, net of tax	(491,532)	38,018	5,074
Foreign currency translation adjustment, net of tax	(80,169)	148,452	175,623

Other comprehensive (loss) income	(571,701)	186,470	180,697

Comprehensive income	$1,324,529	$937,861	$840,697

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity — (Continued)

	Years Ended December 31,
	2005	2006	2007
	Number of Outstanding Shares
	(In thousands)

Common stock
Balance, beginning of year	1,383,584	1,430,162	1,360,247
Common stock and restricted stock issued	58,258	23,153	36,981
Repurchases of common stock	(11,680)	(93,068)	(66,400)

Balance, end of year	1,430,162	1,360,247	1,330,828

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1	The Company and Summary of Significant Accounting Policies

The Company.  Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company” is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo! is focused on powering its communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. To users, Yahoo! provides owned and operated online properties and services (“Yahoo! Properties,” “Offerings,” or “Owned and Operated sites”). Yahoo! also extends its marketing platform and access to Internet users beyond Yahoo! Properties through its distribution network of third-party entities (referred to as “Affiliates”) who have integrated the Company’s advertising offerings into their Websites (referred to as “Affiliate sites”) or their other offerings. To advertisers and publishers, Yahoo! provides a range of marketing solutions and tools that enable businesses to reach users who visit Yahoo! Properties and its Affiliate sites. Publishers, such as eBay Inc., WebMD, Cars.com, Forbes.com, and the Newspaper Consortium (the Company’s strategic partnership with a consortium of over 20 leading United States (“U.S.”) newspaper publishing companies), are a subset of our Affiliates and are primarily Websites and search engines that attract users by providing content of interest, presented on Web pages that have space for advertisements. To developers, Yahoo! provides an innovative and easily accessible array of Web Services and Application Programming Interfaces (“APIs”), technical resources, tools, and channels to market.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, income taxes, and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted for reporting and pro forma disclosure purposes. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

Revenue Recognition.  The Company’s revenues are derived principally from services, which comprise marketing services for advertisers and publishers and offerings to users. The Company classifies these revenues as marketing services and fees.

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition,” (“SAB 104”), and Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration given to customers, for which it does not receive a separately identifiable benefit or cannot reasonably estimate fair value, as a reduction of revenue rather than as an expense. In accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the Company also evaluates whether an arrangement should be characterized as revenue or a reimbursement of costs incurred.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Marketing services revenues are generated from several offerings including: the display of rich media advertisements, display of text based links to an advertiser’s Website, listing based services and commerce based transactions.

The Company recognizes revenues from the display of graphical advertisements (“display advertising”) on Yahoo! Properties and on Affiliate sites as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to three years and in the majority of cases, the terms are less than one year or may be terminated at any time by the advertiser. Some of these advertising agreements may involve multiple element arrangements (arrangements with more than one deliverable).

The Company also recognizes revenues from the display of text based links to the Websites of its advertisers (“search advertising”) which are placed on Yahoo! Properties. Search advertising revenue is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

In addition to delivering search and display advertising on Yahoo! Properties, the Company also generates revenues from search and/or display advertising offerings on Affiliate sites. The Company pays Affiliates for the revenues generated from the display of these advertisements on the Affiliates’ Websites. These payments are called traffic acquisition costs (“TAC”). In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the revenues derived from these arrangements that involve traffic supplied by Affiliates is reported gross of the payment to Affiliates. These revenues are reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

Listings revenues are generated from a variety of consumer and business listings-based services, including access to Yahoo! HotJobs database and classifieds such as Yahoo! Autos, Yahoo! Real Estate, and other services. The Company recognizes listings revenues when the services are performed.

Transaction revenues are generated from facilitating commerce based transactions through Yahoo! Properties, principally from Yahoo!’s commerce properties including Yahoo! Travel and Yahoo! Shopping. The Company recognizes transaction revenues when there is evidence that qualifying transactions have occurred, for example, when travel arrangements are booked through Yahoo! Travel.

Fees revenues consist of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, premium mail, music and personals offerings as well as services for small businesses. The Company recognizes fees revenues when the services are performed.

Current deferred revenue primarily comprises contractual billings in excess of recognized revenues and payments received in advance of revenue recognition. Long-term deferred revenue includes amounts received from customers for which services will not be delivered within the next 12 months. Long-term deferred revenue also includes amounts that arose on the settlement of litigation disputes. See Note 14 — “Litigation Settlement” for additional information.

Allowance for Doubtful Accounts.  The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Traffic Acquisition Costs.  TAC consist of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo! Properties. The Company enters into agreements of varying duration that involve these TAC. There are generally three economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate; variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as the number of searches or paid clicks; or a combination of the two. The Company expenses, as cost of revenues, TAC associated with Affiliate arrangements under two different methods depending on the structure of

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

the agreement. Agreements with fixed payments are expensed ratably over the term the fixed payment covers. Agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Product Development.  Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for the development of, minor enhancements to, and maintenance of Yahoo! Properties, classification and organization of listings within Yahoo! Properties, research and development, and Yahoo!’s technology platforms and infrastructure. Depreciation expense and other operating costs are also included in product development.

Advertising Costs.  Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $201 million, $222 million, and $220 million for 2005, 2006, and 2007, respectively.

Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). Under the intrinsic value method, the recorded stock-based compensation expense was related to the amortization of the intrinsic value of Yahoo! stock options and other stock-based awards issued by the Company and assumed in connection with business combinations. Options granted with exercise prices equal to the grant date fair value of the Company’s stock have no intrinsic value and therefore no expense was recorded for these options under APB 25. For stock options whose exercise price was below the grant date fair value of the Company’s stock (principally options assumed in business combinations), the difference between the exercise price and the grant date fair value of the Company’s stock was expensed over the service period (generally the vesting period) using an accelerated amortization approach in accordance with the FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Other stock-based awards for which stock-based compensation expense was recorded were generally grants of restricted stock awards which were measured at fair value on the date of grant, based on the number of shares granted, and the quoted price of the Company’s common stock. Such value was recognized as an expense over the corresponding service period.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under SFAS 123R, stock-based awards granted prior to its adoption are expensed over the remaining portion of their service period. These awards are expensed under an accelerated amortization approach using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, generally one to four years. SFAS 123R required that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital. As of December 31, 2005, there was a balance of $235 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Cash and Cash Equivalents, Short and Long-Term Investments.  The Company invests its excess cash in debt instruments of the United States (“U.S.”) Government and its agencies and in high-quality corporate issuers which are classified as marketable debt securities. All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Investments with effective maturities of less than 12 months from the balance sheet date are classified as current assets. Investments with effective maturities greater than 12 months from the balance sheet date are classified as long-term assets.

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. The fair value for securities is determined based on quoted market prices as of the valuation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions, to acquire the security using the specific identification method. During the years ended December 31, 2005, 2006, and 2007, gross realized gains and losses on available-for-sale debt securities were not material.

Concentration of Risk.  Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, and accounts receivable. As of December 31, 2006, substantially all of the Company’s cash, cash equivalents, and investments were managed by five financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2006 and 2007, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenues for 2005, 2006, or 2007.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Long-Lived Assets:

Property and Equipment.  Buildings are stated at cost and depreciated using the straight-line method over the estimated useful lives of 25 years. Leasehold improvements are amortized over the lesser of their expected useful life and the remaining lease term. Computers and equipment and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. The Company recognized depreciation expense on property and equipment of approximately $224 million, $302 million, and $409 million for 2005, 2006, and 2007, respectively.

Internal Use Software and Website Development Costs.  The Company capitalized certain internal use software and Website development costs totaling approximately $18 million, $84 million, and $111 million during 2005, 2006, and 2007, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2005, 2006, and 2007, the amortization of capitalized costs totaled approximately $18 million, $14 million, and $48 million, respectively. Capitalized internal use software and Website development costs are included in property and equipment, net. The Company also capitalized $14 million and $16 million, respectively, of stock-based compensation expense in the years ended December 31, 2006 and 2007. The Company did not capitalize any stock-based compensation expense in the year ended December 31, 2005.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency.  The functional currency of the Company’s international subsidiaries is generally the local currency. The financial statements of these subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. The Company recorded foreign currency transaction gains and losses, realized and unrealized in other income, net on the consolidated statements of income, of approximately $8 million of net losses in 2005 and net gains of $5 million and $7 million in 2006 and 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FSP FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The provisions of SFAS 159 became effective for the Company on January 1, 2008. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. SFAS 141R and SFAS 160 will be effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141R and SFAS 160 on its consolidated financial position, cash flows, and results of operations.

Note 2	Basic and Diluted Net Income Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s zero coupon senior convertible notes (using the if-converted method). For 2005, 2006, and 2007, potentially dilutive securities representing approximately 55 million, 108 million, and 128 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include outstanding stock options, shares to be issued under the employee stock purchase plan, and restricted stock awards. See Note 9 — “Short-Term Debt” for additional information related to the Company’s zero coupon senior convertible notes.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2006	2007

Numerator:
Net income	$1,896,230	$751,391	$660,000

Denominator:
Weighted average common shares	1,403,963	1,393,424	1,342,754
Weighted average unvested restricted stock subject to repurchase	(3,542)	(4,683)	(3,767)

Denominator for basic calculation	1,400,421	1,388,741	1,338,987
Weighted average effect of dilutive securities:
Restricted stock awards	33	2,164	7,437
Employee stock options	48,552	30,196	22,492
Convertible notes	36,585	36,585	36,570

Denominator for diluted calculation	1,485,591	1,457,686	1,405,486

Net income per share — basic	$1.35	$0.54	$0.49

Net income per share — diluted	$1.28	$0.52	$0.47

Note 3	Acquisitions

The following table summarizes significant acquisitions (including business combinations, asset acquisitions and strategic investments) completed during the three years ended December 31, 2007 (in millions):

	Purchase		Amortizable
	Price	Goodwill	Intangibles

2005
Verdisoft	$58	$—	$93
Yahoo! Europe(1) and Yahoo! Korea	$501	$388	$87
Other acquisitions	$79	$58	$32
Alibaba (see Note 4 — “Investments in Equity Interests”)
2006
Yahoo! 7	$35	$16	$19
Gmarket Inc.(2)	$69	$—	$—
Other acquisitions	$42	$27	$21
2007
Right Media	$526	$440	$104
Zimbra	$302	$242	$79
BlueLithium	$255	$222	$42
Other acquisitions	$169	$74	$118

(1)	Yahoo! Europe refers to three separate companies, Yahoo! France, Yahoo! Germany and Yahoo! UK, collectively called “Yahoo! Europe”, previously joint ventures with SOFTBANK Corp.
(2)	During 2006, the Company acquired shares in Gmarket Inc. (“Gmarket”) for $61 million. An additional investment was made in 2007 for $8 million.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Transactions completed in 2005

Verdisoft.  On February 11, 2005, the Company acquired Verdisoft Corporation (“Verdisoft”), a software development company. The acquisition of Verdisoft enhanced the Company’s platform for delivering content and services to mobile devices as part of the Company’s strategy to provide users with seamless access to its network. The transaction was treated as an asset acquisition for accounting purposes and therefore no goodwill was recorded. The purchase price was $58 million and consisted of $54 million in cash consideration, $3 million related to stock options exchanged, and $1 million of direct transaction costs. In connection with the acquisition, the Company also issued approximately 1 million shares of restricted stock valued at $35 million that is being recognized as expense over three years since acquisition as the Company’s right to repurchase these shares lapses on the third anniversary of the date of grant. For accounting purposes, $93 million was allocated to amortizable intangible assets, $37 million to liabilities, primarily deferred income tax liabilities, and $2 million to deferred stock-based compensation (of which the outstanding balance on January 1, 2006 was netted against additional paid-in capital upon the adoption of SFAS 123R). The amortizable intangible assets have useful lives not exceeding four years and a weighted average useful life of approximately three years.

Yahoo! Europe and Yahoo! Korea.  In November 1996, the Company entered into joint ventures with SOFTBANK Corp. (together with its consolidated affiliates, “SOFTBANK”) whereby separate companies were formed in the United Kingdom, France, and Germany which established and managed local versions of Yahoo! in those countries. In August 1997, the Company entered into a similar joint venture with SOFTBANK in Korea. Prior to November 2005, the Company had a majority share of approximately 70 percent in each of the Yahoo! Europe entities and 67 percent in Yahoo! Korea and therefore the results of these entities were included in the Company’s consolidated financial statements, with minority interests separately presented on the consolidated statements of income and consolidated balance sheets. On November 23, 2005, the Company purchased SOFTBANK’s remaining shares in the joint ventures giving the Company 100 percent ownership in these entities.

The total purchase price of $501 million consisted of $500 million in cash consideration and $1 million of direct transaction costs.

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

The amortizable intangible assets have useful lives not exceeding five years and a weighted average life of approximately four years. No amount has been allocated to in-process research and development and $388 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions — Business Combinations.  During the year ended December 31, 2005, the Company acquired four other companies which were accounted for as business combinations. The total purchase price for these four acquisitions was $79 million and consisted of $72 million in cash consideration, $3 million related to stock options exchanged, and $4 million of direct transaction costs. The total cash consideration of $72 million less cash acquired

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

of $3 million resulted in net cash outlay of $69 million. Of the purchase price, $58 million was allocated to goodwill, $32 million to amortizable intangible assets and $11 million to net assumed liabilities. Approximately $1 million was allocated to in-process research and development and expensed in the consolidated statements of income. In connection with these business combinations, the Company also issued stock-based awards valued at $4 million that is being recognized as compensation expense over a period of three years since acquisition. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

In the year ended December 31, 2005, the Company also completed immaterial asset acquisitions that did not qualify as business combinations, and also made a strategic investment in the Alibaba Group, see Note 4 — “Investments in Equity Interests.”

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

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Investment in Gmarket Inc.  During the year ended December 31, 2006, the Company acquired shares in Gmarket Inc., a leading retail e-commerce provider in South Korea, for $61 million, including direct transaction costs of approximately $1 million. During the year ended December 31, 2007, the Company acquired additional shares in Gmarket for $8 million. As of December 31, 2007, the Company held an approximate 10 percent ownership interest in Gmarket, with an investment cost base totaling $69 million.

Other Acquisitions — Business Combinations.  During the year ended December 31, 2006, the Company acquired three other companies which were accounted for as business combinations. The total purchase price for these three acquisitions was $42 million and consisted of $41 million in cash consideration and $1 million of direct transaction costs. The total cash consideration of $41 million less cash acquired of $1 million resulted in net cash outlay of $40 million. Of the purchase price, $27 million was allocated to goodwill, $21 million to amortizable intangible assets, and $6 million to net assumed liabilities. In connection with these business combinations, the Company also issued stock-based awards valued at $24 million that is being recognized as compensation expense over a period of three years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

During the year ended December 31, 2006, the Company also completed immaterial asset acquisitions that did not qualify as business combinations.

Transactions completed in 2007

Right Media.  On July 11, 2007, the Company acquired Right Media Inc. (“Right Media”), an online advertising exchange. The Company believes the acquisition of Right Media is an integral piece of the Company’s strategy to build the industry’s leading advertising and publishing network and is a key step in executing the Company’s long-term strategy to change how online advertisers and publishers connect to their audiences in one open advertising community. The purchase price exceeded the fair value of net tangible and intangible assets acquired from Right Media and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the remaining equity interests (including all outstanding options and restricted stock units) in Right Media. Right Media stockholders were paid in approximately equal parts cash and shares of Yahoo! common stock (approximately 8 million shares) and outstanding Right Media options and restricted stock units were assumed. Assumed Right Media options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock. The acquisition followed the Company’s 20 percent investment in Right Media in October 2006.

The total purchase price of $526 million consisted of $246 million in cash consideration, $237 million in equity consideration, $40 million for the initial 20 percent investment, and $3 million of direct transaction costs. The $246 million of total cash consideration less cash acquired of $16 million resulted in a net cash outlay of $230 million. In connection with the acquisition, the Company issued stock-based awards valued at $177 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$15,508
Other tangible assets acquired	26,776
Deferred tax assets	8,422
Amortizable intangible assets:
Customer contracts and related relationships	42,300
Developed technology and patents	42,400
Trade name, trademark, and domain name	19,200
Goodwill	440,146

Total assets acquired	594,752
Liabilities assumed	(27,619)
Deferred income taxes	(41,560)

Total	$525,573

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of six years. No amounts have been allocated to in-process research and development and $440 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the United States segment. The Company may make additional adjustments to the purchase price allocation related to goodwill and tangible assets acquired.

Zimbra.  On October 4, 2007, the Company acquired Zimbra, Inc. (“Zimbra”), a provider of e-mail and collaboration software. The Company believes the acquisition of Zimbra will further strengthen its position in Web mail and expand the Company’s presence in universities, small and medium businesses and service provider partners. The purchase price exceeded the fair value of net tangible and intangible assets acquired from Zimbra and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Zimbra. Zimbra stockholders were paid in cash and outstanding Zimbra options and restricted stock units were assumed. Assumed Zimbra options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock.

The total purchase price of $302 million consisted of $290 million in cash consideration, $11 million in equity assumed/exchanged, and $1 million of direct transaction costs. The $290 million of total cash consideration less cash acquired of $11 million resulted in a net cash outlay of $279 million. In connection with the acquisition, the Company issued stock-based awards valued at $38 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$10,663
Other tangible assets acquired	18,564
Amortizable intangible assets:
Customer contracts and related relationships	13,200
Developed technology and patents	65,400
Trade name, trademark, and domain name	700
Goodwill	241,648

Total assets acquired	350,175
Liabilities assumed	(16,003)
Deferred income taxes	(31,720)

Total	$302,452

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of four years. No amounts have been allocated to in-process research and development and $242 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the United States segment. The Company may make additional adjustments to the purchase price allocation related to goodwill and tangible assets acquired.

BlueLithium.  On October 15, 2007, the Company acquired BlueLithium, Inc. (“BlueLithium”), an online global ad network. The Company believes that BlueLithium complements the Company’s leading advertising tools and capabilities. The purchase price exceeded the fair value of the net tangible and intangible assets acquired from BlueLithium and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in BlueLithium. BlueLithium stockholders were paid in cash and outstanding BlueLithium options and restricted stock units were assumed. Assumed BlueLithium options and restricted stock units will be exercisable for, or will settle in, shares of Yahoo! common stock.

The total purchase price of $255 million consisted of $245 million in cash consideration, $8 million in equity assumed/exchanged, and $2 million of direct transaction costs. The $245 million of total cash consideration less cash acquired of $10 million resulted in a net cash outlay of $235 million. In connection with the acquisition, the Company issued stock-based awards valued at $47 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$10,235
Other tangible assets acquired	16,768
Amortizable intangible assets:
Customer contracts and related relationships	30,300
Developed technology and patents	11,000
Trade name, trademark, and domain name	100
In-process research and development	200
Goodwill	221,944

Total assets acquired	290,547
Liabilities assumed	(18,747)
Deferred income taxes	(16,640)

Total	$255,160

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. $222 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the U.S. ($140 million) and International ($82 million) segments. The Company may make additional adjustments to the purchase price allocation related to goodwill and tangible assets acquired.

Other Acquisitions — Business Combinations.  During the year ended December 31, 2007, the Company acquired two other companies which were accounted for as business combinations. The total purchase price for these acquisitions was $108 million and consisted of $106 million in cash consideration and $2 million of direct transaction costs. The total cash consideration of $106 million less cash acquired of $5 million resulted in a net cash outlay of $101 million. Of the purchase price, $74 million was allocated to goodwill, $33 million to amortizable intangible assets, $5 million to tangible assets, $5 million to cash acquired, and $9 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions — Asset Acquisitions.  During the year ended December 31, 2007, the Company acquired five companies which were accounted for as asset acquisitions. The total purchase price for these acquisitions was $61 million and consisted of $23 million in cash consideration, $35 million in equity consideration, $2 million of assumed liabilities, and $1 million of direct transaction costs. The total cash consideration of $23 million less cash acquired of $3 million resulted in a net cash outlay of $20 million. For accounting purposes, approximately $85 million was allocated to amortizable intangible assets, $29 million to net assumed liabilities, primarily deferred income tax liabilities, $2 million to tangible assets, and $3 million to cash acquired. In connection with these acquisitions, the Company also issued stock-based awards valued at $19 million that will be recognized as stock-based compensation expense over the next three years.

The results of operations for Right Media, Zimbra, BlueLithium, and certain other business combinations have been included in the Company’s consolidated statements of operations since the completion of the acquisitions during the year ended December 31, 2007. The following unaudited pro forma financial information presents the combined

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

results of the Company and the 2007 acquisitions as if the acquisitions had occurred at the beginning of 2006 (in thousands, except per share amounts):

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2007

Net revenues	$6,522,959	$7,054,888
Net income (loss)	$607,208	$511,858
Net income (loss) per share — basic	$0.44	$0.38
Net income (loss) per share — diluted	$0.41	$0.36

The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets, stock-based compensation expense, and related tax effects.

See Note 17 — “Subsequent Events” for additional information related to the acquisition of Maven Network Inc.

Note 4	Investments in Equity Interests

As of December 31, investments in equity interests consisted of the following (dollars in thousands):

			Percent
	2006	2007	Ownership

Alibaba Group	$1,411,651	$1,440,278	43%
Alibaba.com	—	100,804	1%
Yahoo! Japan	476,870	636,164	34%
Other	3,313	3,671

Total	$1,891,834	$2,180,917

Equity Investment in the Alibaba Group.  On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba Group Holding Limited, which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China based businesses, including 3721 Network Software Company Limited (“Yahoo! China”) and direct transaction costs of $8 million. Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba, with the remainder of its voting rights subject to a voting agreement with Alibaba management. Other investors in Alibaba include SOFTBANK. The investment in Alibaba is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s consolidated balance sheets. The Company records its share of the results of Alibaba and any related amortization expense, one quarter in arrears, within earnings in equity interests on the consolidated statements of income.

Through this transaction, the Company has combined its leading search capabilities with Alibaba’s leading online marketplace and online payment system and Alibaba’s strong local presence, expertise, and vision in the China market. These factors contributed to a purchase price in excess of the Company’s share of the fair value of Alibaba’s net tangible and intangible assets acquired resulting in goodwill.

The purchase price was based on acquiring a 40 percent equity interest in Alibaba on a fully diluted basis. In allocating the excess of the carrying value of its investment in Alibaba over its proportionate share of the net assets of Alibaba, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent. As of December 31, 2007, the Company’s ownership interest in Alibaba was 43 percent, an approximate 3 percent decrease from the initial investment, as a result of the conversion of Alibaba’s outstanding convertible debt in April

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

2006 and the exercise of Alibaba’s employee stock options. The Company’s ownership interest in Alibaba may be further diluted to 39 percent upon additional exercise of Alibaba’s employee stock options. The Company will recognize non-cash gains if and when such further dilution to its ownership interest in Alibaba occurs, as such reduction in interest results in an incremental sale of Yahoo! China.

As of December 31, 2007, the difference between the Company’s carrying value of its investment in Alibaba and its proportionate share of the net assets of Alibaba is summarized as follows (in thousands):

Carrying value of investment in Alibaba	$1,440,278
Proportionate share of net assets of Alibaba(*)	942,614

Excess of carrying value of investment over proportionate share of net assets	$497,664

The excess carrying value has been primarily assigned to:
Goodwill	$443,975
Amortizable intangible assets	55,422
Deferred income taxes	(1,733)

Total	$497,664

(*)	The majority of assets are comprised primarily of goodwill and intangible assets.

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately five years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

As a result of the divestiture of Yahoo! China in the fourth quarter of 2005, the Company recorded a non-cash gain of $338 million in other income, net, based on the difference between the fair value of Yahoo! China and its carrying value adjusted for the Company’s continued ownership in the newly combined entity.

As a result of the conversion of Alibaba’s outstanding convertible debt and the exercise of Alibaba’s employee stock options described above, the Company recorded non-cash gains of approximately $15 million and $8 million, respectively, during the years ended December 31, 2006 and 2007. These gains were recorded in other income, net to account for an approximate 3 percent reduction in the Company’s ownership interest in Alibaba from 46 percent to 44 percent in 2006, and from 44 percent to 43 percent in 2007. These reductions were treated as incremental sales of additional equity interests in Yahoo! China.

The following table presents Alibaba’s financial information, as derived from the Alibaba financial statements, which includes summary operating information for the twelve months ended September 30, 2006 and the nine months ended June 30, 2007 and summary balance sheet information as of September 30, 2006 and June 30, 2007 (in thousands):

	Twelve Months Ended	Nine Months Ended
	September 30,	June 30,
	2006	2007

Operating data:(*)
Revenues	$182,328	$205,738
Gross profit	$131,971	$148,257
Loss from operations	$(67,575)	$(47,314)
Net loss	$(58,750)	$(47,024)

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

	September 30,	June 30,
	2006	2007

Balance sheet data:(*)
Current assets	$525,176	$625,392
Long-term assets	$1,838,053	$1,912,392
Current liabilities	$246,309	$368,489
Long-term liabilities	$18,261	$14,423

(*)	The Company records its share of the results of Alibaba one quarter in arrears within earnings in equity interests in the consolidated statements of income. Accordingly, the Company has recorded its share of Alibaba’s results through September 30, 2007. As described below, Alibaba Group’s business-to-business e-commerce subsidiary, Alibaba.com Limited (“Alibaba.com”), issued securities in November 2007 on the Hong Kong Stock Exchange (the “Exchange”). Under the Exchange’s reporting requirements, Alibaba.com has to-date publicly reported their financial results through June 30, 2007. Accordingly, the Company is only able to include the results of Alibaba in the above table for the nine month period ended June 30, 2007 in order to avoid premature disclosure of Alibaba.com’s financial performance.

Relating to its investment in Alibaba, as of December 31, 2006 and 2007, the Company has recorded $34 million and $60 million, respectively, as its share of losses since acquiring its equity interest, net of tax, in retained earnings.

The Company also has commercial arrangements with Alibaba to provide technical, development, and advertising services. For the years ended December 31, 2006 and 2007, respectively, these transactions were not material.

See Note 17 — “Subsequent Events” for additional information related to the Company’s investment in the Alibaba Group.

Equity Investment in Alibaba.com Limited.  As part of the November 6, 2007 initial public offering on the Hong Kong Stock Exchange of the Alibaba.com, the Company purchased 57,481,000 shares, or approximately 1 percent, of Alibaba.com for the total purchase price of approximately $101 million, including $1 million of transaction costs. Due to the Company’s investment in Alibaba Group, which has a controlling interest in Alibaba.com, the investment in Alibaba.com is being accounted for using the equity method and the total investment is classified as part of the investment in equity interests balance in the consolidated balance sheet. The Company will record its share of the results of Alibaba.com one quarter in arrears within earnings in equity interests in the consolidated statements of income commencing in the first quarter of 2008. The fair value of the Company’s approximate 1 percent ownership in Alibaba.com, based on the quoted stock price, was approximately $104 million as of December 31, 2007.

Equity Investment in Yahoo! Japan.  During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed. Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan. During the years ended December 31, 2006 and 2007, the Company received cash dividends from Yahoo! Japan in the amounts of $13 million and $15 million, respectively, which were recorded as reductions in the Company’s investment in Yahoo! Japan. The Company also has commercial arrangements with Yahoo! Japan, consisting of services, including algorithmic search services and sponsored search services and the related TAC (until the Company completed the sale of Overture Japan in September 2007) and license fees. The net cost of these arrangements was approximately $171 million, $246 million, and $135 million for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2006 and 2007, the Company has a net payable balance to Yahoo! Japan of approximately $10 million and a net receivable balance from Yahoo! Japan of approximately $62 million, respectively.

The investment in Yahoo! Japan is being accounted for using the equity method and the total investment is classified as part of the investments in equity interests balance on the consolidated balance sheets. The fair value of the Company’s approximate 34 percent ownership in Yahoo! Japan’s common stock, based on the quoted stock price, was approximately $9.0 billion as of December 31, 2007.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Relating to its investment in Yahoo! Japan, as of December 31, 2006 and 2007, the Company has recorded $436 million and $589 million, respectively, as its share of gains since acquiring its equity interest, net of tax, in retained earnings.

The following table presents Yahoo! Japan’s financial information, as derived from the Yahoo! Japan financial statements for the 12 months ended September 30, 2005, 2006, and 2007 and as of September 30, 2006 and 2007 (in thousands):

	Twelve Months Ended September 30,
	2005	2006	2007

Operating data:(*)
Revenues	$1,367,247	$1,671,154	$1,933,114
Gross profit	$1,251,599	$1,584,433	$1,836,169
Income from operations	$656,167	$806,718	$983,844
Net income	$382,287	$451,377	$507,850

	September 30,
	2006	2007

Balance sheet data:
Current assets	$731,757	$1,131,234
Long-term assets	$1,691,508	$1,783,430
Current liabilities	$535,232	$692,337
Long-term liabilities	$509,187	$347,995

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests in the consolidated statements of income.

The differences between generally accepted accounting principles in the United States and Japan did not materially impact the amounts reflected in the Company’s financial statements.

During the year ended December 31, 2007, the Company completed the sale of Overture Japan to Yahoo! Japan for cash consideration of approximately $19 million. The transaction was accounted for as a sale of assets. In connection with the transaction, in the third quarter of 2007, the Company recorded a pre-tax gain of $6 million in other income, net. The Company also entered into a commercial arrangement with Yahoo! Japan in which the Company provides advertising and search marketing services to Yahoo! Japan for a service fee. This arrangement commenced on September 1, 2007 and accordingly, the Company no longer recognizes marketing services revenue and traffic acquisition costs for the delivery of sponsored search results and payments to Affiliates in Japan as Yahoo! Japan is responsible for the fulfillment of all advertiser and Affiliate services. Under this arrangement, the Company records marketing services revenue from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. The Company recognized $51 million of revenue under this arrangement in the year ended December 31, 2007.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 5	Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2006	$1,720,752	$1,174,805	$2,895,557
Acquisitions and other(*)	(61,873)	19,766	(42,107)
Foreign currency translation adjustments	—	115,107	115,107

Balance as of December 31, 2006	$1,658,879	$1,309,678	$2,968,557

Acquisitions and other	859,969	86,232	946,201
Foreign currency translation adjustments	—	87,272	87,272

Balance as of December 31, 2007	$2,518,848	$1,483,182	$4,002,030

(*)	Other includes certain purchase price adjustments that affect existing goodwill. In the year ended December 31, 2006, the Company recorded an adjustment of approximately $95 million to goodwill relating to a reduction of deferred income tax assets valuation allowances that were recorded at the time certain net operating loss carryforwards (“NOLs”) were acquired in previous business combinations. As of December 31, 2006, these NOLs were deemed to be more likely than not to be realized and accordingly the valuation allowances were reversed against the related goodwill that was recognized at the time of the acquisitions.

Note 6	Intangible Assets, Net

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization(1)	Net(2)

Customer, affiliate and advertiser related relationships	$291,239	$(194,640)	$96,599
Developed technology and patents	433,340	(222,894)	210,446
Trademark, trade name and domain name	185,674	(86,897)	98,777

Total intangible assets, net	$910,253	$(504,431)	$405,822

	December 31, 2007
	Gross Carrying	Accumulated
	Amount	Amortization(1)	Net(2)

Customer, affiliate and advertiser related relationships	$252,792	$(109,597)	$143,195
Developed technology and patents	689,873	(305,832)	384,041
Trademark, trade name and domain name	208,069	(123,808)	84,261

Total intangible assets, net	$1,150,734	$(539,237)	$611,497

(1)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million as of December 31, 2006 and $26 million as of December 31, 2007.

(2)	As of December 31, 2006 and 2007, $266 million and $506 million, respectively, of the net intangibles balance were related to the United States segment. As of December 31, 2006 and 2007, $140 million and $105 million, respectively, of the net intangibles balance were related to the International segment.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The intangible assets are all amortizable and have original estimated useful lives as follows:

•	Customer, affiliate and advertiser related relationships — three to seven years;

•	Developed technology and patents — two to five years; and

•	Trademark, trade name and domain name — one to seven years.

The Company recognized amortization expense of intangible assets, including amortization expense of developed technology and patents, of approximately $173 million, $238 million, and $250 million for 2005, 2006, and 2007, respectively, including $64 million, $113 million, and $143 million, respectively, included in cost of revenues. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2008: $247 million; 2009: $139 million; 2010: $106 million; 2011: $60 million; 2012: $34 million; 2013: $17 million; and cumulatively thereafter: $8 million.

Note 7	Consolidated Financial Statement Details

Other income, net

Other income, net for 2005, 2006, and 2007 was as follows (in thousands):

	Years Ended December 31,
	2005	2006	2007

Interest and investment income	$125,122	$143,310	$129,541
Investment gains (losses), net(1)	967,327	(3,527)	1,730
Gains on divestiture of Yahoo! China(2)	337,965	15,158	8,066
Gains on sale of Overture Japan(2)	—	—	6,175
Other	5,443	2,093	8,499

Total other income, net	$1,435,857	$157,034	$154,011

(1)	See Note 14 — “Litigation Settlement” for additional information related to the investment gains in the year ended December 31, 2005. An impairment loss of $28 million was also recorded on an available-for-sale equity investment in the year ended December 31, 2005.

(2)	See Note 4 — “Investments in Equity Interests” for additional information related to the gains on the divestiture of Yahoo! China and Overture Japan.

Investment gains (losses), net include realized investment gains, realized investment losses, and impairment charges related to declines in values of publicly traded securities and securities of privately held companies judged to be other than temporary.

Prepaid expenses and other current assets

As of December 31, Prepaid expenses and other current assets consisted of the following (in thousands):

	2006	2007

Prepaid expenses	$68,807	$67,243
Deferred income taxes (Note 10)	129,968	83,691
Other	19,004	29,782

Total prepaid expenses and other current assets	$217,779	$180,716

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and equipment, net

As of December 31, Property and equipment, net consisted of the following (in thousands):

	2006	2007
Land	$161,980	$163,068
Buildings	196,312	253,203
Leasehold improvements	149,857	195,446
Computers and equipment	1,208,055	1,577,692
Furniture and fixtures	92,509	99,205
Assets not yet in use	146,084	119,690

	1,954,797	2,408,304
Less: accumulated depreciation and amortization	(853,418)	(1,076,672)

Total property and equipment, net	$1,101,379	$1,331,632

Other long-term assets

As of December 31, Other long-term assets consisted of the following (in thousands):

	2006	2007

Deferred income taxes (Note 10)	$251,068	$299,923
Investments in privately-held companies	45,404	17,835
Investments in publicly-held companies	114,220	125,913
Other	49,296	60,274

Total other long-term assets	$459,988	$503,945

Accrued expenses and other current liabilities

As of December 31, Accrued expenses and other current liabilities consisted of the following (in thousands):

	2006	2007

Accrued content, connection, traffic acquisition, and other costs	$399,909	$331,378
Deferred income taxes (Note 10)	11,759	13,105
Accrued compensation and related expenses	292,129	338,490
Accrued taxes payable	90,310	39,120
Accrued professional service expenses	62,625	73,115
Accrued sales and marketing related expenses	55,778	54,347
Accrued acquisition-related costs	11,455	16,466
Other	122,917	140,167

Total accrued expenses and other current liabilities	$1,046,882	$1,006,188

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred and other long-term tax liabilities, net

As of December 31, Deferred and other long-term tax liabilities, net consisted of the following (in thousands):

	2006	2007

Deferred income taxes	$19,204	$15,684
Tax contingency accruals(*)	—	245,309

Total deferred and other long-term tax liabilities, net (Note 10)	$19,204	$260,993

(*)	Includes interest and penalties.

Accumulated other comprehensive income (loss)

As of December 31, the components of Accumulated other comprehensive income (loss) were as follows (in thousands):

	2006	2007

Unrealized gains and losses on available-for-sale securities, net of tax	$21,800	$26,874
Foreign currency translation, net of tax	128,705	304,328

Accumulated other comprehensive income (loss)	$150,505	$331,202

Note 8	Investments

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2006
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

United States Government and agency securities	$773,721	$180	$(5,356)	$768,545
Municipal bonds	10,879	—	(100)	10,779
Corporate debt securities	1,193,540	539	(5,989)	1,188,090
Corporate equity securities(*)	68,441	47,099	(1,320)	114,220

Total investments in available-for-sale securities	$2,046,581	$47,818	$(12,765)	$2,081,634

	December 31, 2007
	Gross	Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Costs	Gains	Losses	Fair Value

United States Government and agency securities	$219,681	$1,648	$(239)	$221,090
Municipal bonds	4,634	44	—	4,678
Corporate debt securities	623,212	2,133	(1,571)	623,774
Corporate equity securities(*)	71,178	55,860	(1,125)	125,913

Total investments in available-for-sale securities	$918,705	$59,685	$(2,935)	$975,455

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

	December 31,
	2006	2007

Reported as:
Short-term marketable debt securities	$1,031,528	$487,544
Long-term marketable debt securities	935,886	361,998
Other assets(*)	114,220	125,913

Total	$2,081,634	$975,455

Available-for-sale securities included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for 2006 and 2007 with respect to these securities.

(*)	These balances include our investment in Gmarket, which is included in other long-term assets in the consolidated balance sheets.

The contractual maturities of available-for-sale debt securities are as follows (in thousands):

	December 31,
	2006	2007

Due within one year	$1,031,528	$487,544
Due after one year through five years	935,886	361,998

Total available-for-sale debt securities	$1,967,414	$849,542

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

United States Government and agency securities	$138,000	$(223)	$545,569	$(5,133)	$683,569	$(5,356)
Municipal bonds	2,029	(2)	6,147	(98)	8,176	(100)
Corporate debt securities	514,183	(733)	527,485	(5,256)	1,041,668	(5,989)
Corporate equity securities	—	—	2,733	(1,320)	2,733	(1,320)

Total investments in available-for-sale securities	$654,212	$(958)	$1,081,934	$(11,807)	$1,736,146	$(12,765)

	December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

United States Government and agency securities	$1,993	$(19)	$66,655	$(220)	$68,648	$(239)
Municipal bonds	—	—	—	—	—	—
Corporate debt securities	113,328	(646)	237,581	(925)	350,909	(1,571)
Corporate equity securities	867	(1,125)	—	—	867	(1,125)

Total investments in available-for-sale securities	$116,188	$(1,790)	$304,236	$(1,145)	$420,424	$(2,935)

The Company’s investment portfolio consists of government and high-quality corporate securities. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected in interest rates fall. The longer the term of the securities, the more susceptible they are to changes in market rates of interest and yields on bonds. Investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity or sale.

Note 9	Short-Term Debt

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which have been deferred and are included on the consolidated balance sheets in prepaid expenses and other current assets. As of December 31, 2007, less than $1 million of the transaction fees remained to be amortized. The Notes

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

were issued at par and bear no interest. The Notes are convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes will initially be convertible into 48.78 shares of Yahoo! common stock.

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

Each $1,000 principal amount of the Notes is convertible on or prior to April 1, 2008 if the market price of the Company’s common stock reaches a specified threshold ($22.55) for a defined period of time or specified corporate transactions occur. As of January 1, 2008, the specified price threshold had been met and the Notes are convertible at any time through March 31, 2008. The Notes may be convertible on April 1, 2008 depending on whether the specified price threshold is met for the applicable periods or a specified corporate transaction occurs prior to April 1, 2008. The Company will be required to pay the outstanding principal amount of any Notes not converted by the holders on or before April 1, 2008 in cash. Consequently, the Notes have been classified as short-term debt in the consolidated balance sheet as of December 31, 2007. Although the Company has sufficient available funds to pay the Notes, in the event that the Notes are not converted on or before their maturity date, it may seek financing to fund the repayment of the Notes as well as to fund other strategic initiatives.

As of December 31, 2007, the fair value of the Notes was approximately $880 million based on quoted market prices. The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

Note 10	Income Taxes

The components of income before income taxes, earnings in equity interests, and minority interests are as follows (in thousands):

	Years Ended December 31,
	2005	2006	2007

United States	$2,047,284	$1,002,673	$666,533
Foreign(*)	496,298	95,327	182,891

Income before income taxes, earnings in equity interests, and minority interests	$2,543,582	$1,098,000	$849,424

(*)	Includes non-cash gains of $338 million, $15 million, and $8 million in 2005, 2006 and 2007, respectively, related to the divestiture of Yahoo! China in connection with the Alibaba transaction (see Note 4 — “Investments in Equity Interests”). The majority of the tax on the gain was provided in the United States as the gain was not taxable in any foreign jurisdiction.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2005	2006	2007

Current:
United States federal	$508,175	$595,967	$380,923
State	184,296	68,348	87,725
Foreign	42,625	68,129	81,357

Total current provision for income taxes	735,096	732,444	550,005

Deferred:
United States federal	37,058	(221,204)	(137,095)
State	4,996	(23,403)	(37,046)
Foreign	(9,334)	(29,826)	(38,601)

Total deferred provision (benefit) for income taxes	32,720	(274,433)	(212,742)

Provision for income taxes	$767,816	$458,011	$337,263

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before income taxes as follows (in thousands):

	Years Ended December 31,
	2005(2)	2006(2)	2007

Income tax at the United States federal statutory rate of 35 percent	$890,254	$384,300	$297,297
State income taxes, net of federal benefit	113,685	43,297	32,942
Change in valuation allowance	16,342	15,206	9,806
Non-deductible stock-based compensation	1,400	18,652	34,011
Capital (loss)/gain on subsidiary restructuring transaction(1)	(248,284)	10,616	—
R&D tax credits	—	(5,300)	(8,618)
Effect of non-U.S. operations	(21,454)	5,246	(26,097)
Other	15,873	(14,006)	(2,078)

Provision for income taxes	$767,816	$458,011	$337,263

(1)	During 2005, the Company completed a taxable liquidation of a subsidiary. The transaction gave rise to a capital loss for tax purposes, resulting in a net tax benefit of approximately $238 million being recorded in 2005 and 2006.

(2)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2007

Deferred income tax assets:
Net operating loss and tax credit carryforwards	$276,098	$185,646
Stock-based compensation expense	150,552	311,955
Non-deductible reserves and expenses	162,846	110,894
Intangible assets	72,705	54,103

Gross deferred income tax assets	662,201	662,598
Valuation allowance	(95,779)	(66,488)

Deferred income tax assets	$566,422	$596,110

Deferred income tax liabilities:
Unrealized investment gains	$(22,239)	$(14,136)
Purchased intangible assets	(38,109)	(79,806)
Investments in equity interests	(127,212)	(147,343)
Other	(28,789)	—

Deferred income tax liabilities	$(216,349)	$(241,285)

Net deferred income tax assets	$350,073	$354,825

As of December 31, 2007, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $808 million and $354 million, respectively. Approximately $347 million of the $808 million federal net operating loss carryforwards resulted from exercises of employee stock options and are not recorded on the Company’s consolidated balance sheet. In accordance with SFAS 123R, such unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in-capital if and when realized through a reduction in income tax payable. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019 and the state net operating loss carryforwards will begin to expire in 2008. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $131 million and $129 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2010. The state research tax credit carryforwards will not expire.

During 2007, the Company determined that income tax benefits of $127 million ($92 million related to 2006 and the remainder related to earlier years) should not have been recorded to additional paid-in capital as tax benefits from stock-based awards because for financial statement ordering purposes, the tax benefits should have been attributed to the utilization of acquired net operating losses first or should not have been recognized at all because the underlying tax amounts should not have been offset by tax benefits from stock-based awards. As a result, in 2007 the Company decreased additional paid-in capital by $127 million, decreased deferred tax assets by $72 million, decreased goodwill by $18 million, increased certain taxes payable by $22 million, reduced income tax expense by $9 million, and increased earnings in equity interests by $6 million (as a result of the favorable effect of foreign tax credits related to dividends received in 2006 and 2007). In the 2007 statement of cash flows, the Company reduced by $92 million, excess tax benefits from stock-based awards recorded in cash flows from operating activities with an equivalent reduction to the amount of excess tax benefits recorded in cash flows from financing activities. This reclassification had no impact on overall cash flows. The amounts that impacted income tax expense and earnings in equity interests also increased diluted earnings per share by $0.01 for the year ended December 31, 2007. The Company believes that the aforementioned amounts are not material to reported amounts for 2007, 2006, or earlier years and therefore has corrected them in the 2007 consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company has a valuation allowance of approximately $66 million as of December 31, 2007 to reduce deferred income tax assets to the amount that is more likely than not to be realized in future periods. In evaluating the Company’s ability to recover its deferred income tax assets the Company considers all available positive and negative evidence, including operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2007 relates to foreign net operating loss and credit carryforwards and will reduce the provision for income taxes if and when recognized.

The Company provides United States income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. As of December 31, 2007, U.S. income taxes were not provided for on a cumulative total of $1.0 billion of undistributed earnings for certain foreign subsidiaries and a corporate joint venture. In prior years, substantially all of these earnings were considered indefinitely reinvested except those earned in 2004 and 2005 in certain foreign jurisdictions for which approximately $8 million of incremental United States income tax expense was provided in those years. In 2007, the Company determined that earnings from those years are also indefinitely reinvested and reversed the incremental United States income tax expense previously recorded. Consequently, all earnings of foreign subsidiaries and a corporate joint venture are considered indefinitely reinvested in operations outside the United States. If these earnings were to be repatriated, the Company would be subject to additional United States income taxes (subject to an adjustment for foreign tax credits).

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $46 million increase to the January 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. At January 1, 2007, the Company had approximately $620 million in total unrecognized tax benefits. At December 31, 2007, the Company had approximately $686 million in total unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Unrecognized tax benefits balance at January 1, 2007	$619,578
Gross increase for tax positions of prior years	39,554
Gross decrease for tax positions of prior years	(24,433)
Gross increase for tax positions of current year	50,973
Gross decrease for tax positions of current year	—
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2007	$685,672

At December 31, 2007, the total unrecognized tax benefits of $686 million include approximately $443 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining $243 million is recorded within deferred and other long-term tax liabilities, net on the Company’s consolidated balance sheet as of December 31, 2007.

The total unrecognized tax benefits of $686 million at December 31, 2007 included $508 million that, if recognized, would reduce the effective income tax rate in future periods.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. The amount of interest and penalties accrued upon the adoption of FIN 48 and at December 31, 2007 was immaterial.

The Company files income tax returns in the United States on a federal basis and in many U.S. state and foreign jurisdictions. The tax years 1995 to 2007 remain open to examination by the major taxing jurisdictions in which the

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Company is subject to tax. Over the next twelve months, the Company’s existing tax positions are expected to generate an increase in total unrecognized tax benefits.

The Company’s federal income tax returns for the years ended December 31, 2003 and December 31, 2004 are under examination by the Internal Revenue Service.

Note 11	Stockholders’ Equity

Stockholder Rights Plan.  The Company adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001. As a result of the Company’s two-for-one stock split effective May 11, 2004, each share of common stock is now associated with one-half of one right. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of the Company’s outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of its common stock or of any company into which the Company is merged having a value of $500. The rights expire on March 1, 2011, unless extended by the Company’s Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over without the approval of the Board of Directors, the Company’s rights plan could make it more difficult for a third-party to acquire the Company (or a significant percentage of its outstanding capital stock) without first negotiating with the Board of Directors regarding that acquisition.

In addition, the Board of Directors has the authority to issue up to 10 million shares of Preferred Stock (of which 2 million shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The stockholder rights plan was not adopted in response to any effort to acquire control of the Company.

Stock Repurchases.  In March 2005, the Company’s Board of Directors authorized the repurchase of up to $3.0 billion of its outstanding shares of common stock over the next five years, dependent on market conditions, share price, and other factors. Under this program, during the year ended December 31, 2005, the Company repurchased 11.7 million shares of common stock at an average price of $33.20 per share, for total consideration of $388 million. During the year ended December 31, 2006, the Company repurchased 93.1 million shares of common stock at an average price of $29.84 per share, including 31.6 million shares received upon the maturity of structured stock repurchase transactions. Total cash consideration for the stock repurchases in 2006 was $2.8 billion which consisted of $1.8 billion direct stock repurchases, $0.5 billion as a result of settlements of structured stock repurchase transactions entered into in 2005, and $0.5 billion as a result of settlements of structured stock repurchase transactions entered into in 2006. Including the $250 million structured stock transaction settled in October 2006, the Company had substantially completed the $3.0 billion authorized stock repurchase program as of September 30, 2006.

In October 2006, the Company’s Board of Directors authorized a new stock repurchase program allowing it to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time over the next five years, dependent on market conditions, share price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Under this program, in the year ended December 31, 2007, the Company repurchased 57.9 million shares of common stock directly at an average price of $27.34 per share. Total cash consideration for the repurchased stock was $1.6 billion.

In addition, upon the vesting of certain restricted stock awards during the year ended December 31, 2007, 70,000 shares of such vested stock were reacquired by the Company to satisfy tax withholding obligations. These

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

repurchased shares were recorded as $2 million of treasury stock and accordingly reduced the number of common shares outstanding by 70,000.

Structured Stock Repurchases.  During the year ended December 31, 2006, the Company had settlements of structured stock repurchase transactions for a total amount of $0.5 billion which the Company entered into in 2005 resulting in repurchases of 15.1 million shares at an average price of $32.88 per share. A structured stock repurchase transaction for the amount of $250 million that the Company entered into in 2005 was settled in cash resulting in cash proceeds of $272 million in 2006. The Company also entered into structured stock repurchase transactions for a total amount of $0.5 billion in 2006. All of these transactions were settled in stock during the year ended December 31, 2006 resulting in the repurchase of 16.5 million shares at an average price of $30.25 per share. During the year ended December 31, 2007, the Company entered into a $250 million structured stock repurchase transaction. This transaction matured and settled in 2007. The Company received 8.4 million shares of its common stock at an effective buy-back price of $29.80 per share. The structured stock repurchase transactions were recorded in stockholders’ equity on the consolidated balance sheets.

On a cumulative basis, the Company has repurchased 204.1 million shares, which are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.

See Note 17 — “Subsequent Events” for additional information related to Stock Repurchase Transactions.

Note 12	Employee Benefits

Benefit Plans.  The Company maintains a Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the United States. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 50 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33 percent per year of employment. During 2005, 2006, and 2007, the Company’s contributions to the 401(k) Plan amounted to approximately $12 million, $16 million, and $19 million, respectively. The Company also contributed approximately $7 million, $13 million, and $18 million to its other benefit plans outside of the United States for 2005, 2006, and 2007, respectively.

Stock-Based Compensation.  Prior to January 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123, as amended by SFAS 148. Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R.

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

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense was recorded net of estimated

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

forfeitures for the year ended December 31, 2006 and 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture. Upon the adoption of SFAS 123R, the Company recorded a cumulative adjustment to account for the expected forfeitures of stock-based awards granted prior to January 1, 2006 for which the Company previously recorded an expense. This adjustment was not material and was recorded as a reduction to stock-based compensation expense in 2006.

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

Stock Plans.  The Company’s Amended and Restated 1995 Stock Plan and stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” The Amended and Restated 1995 Stock Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The Amended and Restated 1995 Stock Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, indexed options, and dividend equivalents.

Options granted under the Amended and Restated 1995 Stock Plan before May 19, 2005 generally expire 10 years after the grant date, and options granted after May 19, 2005 generally expire seven years after the grant date. Options generally become exercisable over a four-year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

The Amended and Restated 1995 Stock Plan permits the granting of restricted stock and restricted stock units (collectively referred to as “restricted stock awards”). The vesting of restricted stock awards is generally subject to meeting certain performance-based objectives, the passage of time, or a combination of both, and continued employment through the vesting period. Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense over the corresponding service period. Each share of the Company’s common stock issued in settlement of restricted stock awards is counted as 1.75 until June 11, 2007 and 2.00 shares beginning on June 12, 2007 against the Amended and Restated 1995 Stock Plan’s share limit.

The Amended and Restated 1995 Stock Plan provides for the issuance of a maximum of 704 million shares of which 69 million were still available for issuance as of December 31, 2007.

The Amended and Restated 1996 Directors’ Stock Plan (the “Directors’ Plan”) provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to 9 million shares of the Company’s common stock, of which approximately 5 million were still available for issuance as of December 31, 2007. Each share of the Company’s common stock issued in settlement of restricted stock units granted under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plans’ share limit.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

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

Employee Stock Purchase Plan.  The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date. The Purchase Plan provides for the issuance of a maximum of 45 million shares of common stock of which 23 million shares were available as of December 31, 2007. For the years ended December 31, 2006 and 2007, the stock-based compensation expense related to the activity under the Purchase Plan was $55 million and $48 million, respectively. As of December 31, 2007, there was $66 million of unamortized stock-based compensation cost related to the Purchase Plan which will be recognized over a weighted average period of 1.26 years.

Executive Retention Compensation Agreement.  During 2006, the Compensation Committee of the Company’s Board of Directors, approved a three year performance and retention compensation arrangement with Terry Semel, the Company’s then Chief Executive Officer (“CEO”). For each of the years 2006 to 2008, as the CEO, Mr. Semel was eligible to receive a discretionary annual bonus payable in the form of a fully vested non-qualified stock option for up to 1 million shares with an exercise price equal to the closing trading price of the Company’s common stock on the date of the grant.

On June 18, 2007, the executive retention arrangement was terminated due to Mr. Semel’s resignation as the CEO of the Company. During the second quarter of 2007, $16 million of stock-based compensation expense recorded through March 31, 2007 under this arrangement was reversed due to the forfeitures of equity awards. No similar arrangement exists for the current CEO. See Note 17 — “Subsequent Events” for additional information related to the Company’s change in control severance plans.

Stock option activity under the Company’s Plans and Directors’ Plan is summarized as follows (in thousands, except years and per share amounts):

			Weighted Average
		Weighted Average	Remaining
		Exercise Price per	Contractual Life	Aggregate
	Shares	Share	(in years)	Intrinsic Value

Outstanding at December 31, 2006	189,655	$29.46	5.66	$730,198
Options assumed	6,952	$4.36
Options granted	38,264	$26.86
Options exercised(1)	(23,561)	$12.28
Options cancelled /forfeited/ expired	(30,913)	$34.30

Outstanding at December 31, 2007	180,397	$29.36	5.08	$467,655

Vested and expected to vest at December 31, 2007(2)	170,924	$29.35	5.02	$459,858

Exercisable at December 31, 2007	107,046	$30.20	4.36	$382,539

(1)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The weighted average grant date fair value of options granted in the years ended December 31, 2005, 2006, and 2007 was $11.60, $10.03, and $8.50 per share, respectively. The weighted average fair value of options assumed in connection with acquisitions in the year ended December 31, 2007 was $26.66 per share.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2007 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2007.

The total intrinsic value of options exercised in the years ended December 31, 2005, 2006, and 2007 were $1,171 million, $393 million, and $393 million, respectively.

As of December 31, 2007, there was $467 million of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 3.06 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the year ended December 31, 2007 was $375 million.

The total tax benefit attributable to stock options exercised in the year ended December 31, 2007 was $146 million.

The tax benefits from stock-based awards for the years ended December 31, 2005, 2006, and 2007 were $760 million, $626 million, and $76 million, respectively, which are reported on the consolidated statements of cash flows. This represents the total amount of income tax benefit in the current period related to options exercised in current and prior periods.

In 2007, $35 million of excess tax benefits from stock-based awards were included as a source of cash flows from financing activities. In 2006, excess tax benefits from stock-based awards of $597 million were included as a source of cash flows from financing activities. See Note 10 — “Income Taxes” for the 2007 correction of this amount.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plans(5)
	Years Ended December 31,			Years Ended December 31,
	2005	2006	2007	2005	2006	2007

Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	3.8%	4.8%	4.4%	2.9%	4.8%	4.4%
Expected volatility(3)	39%	34%	34%	34%	33%	32%
Expected life (in years)(4)	3.75	3.75	3.64	0.88	1.25	1.11

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock.

(2)	The risk-free interest rate is based on the United States Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. Up to September 30, 2005, the Company used an equally weighted average of trailing volatility and market based implied volatility for the computation.

(4)	The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. The expected life of options granted under the Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)	Assumptions for the Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Restricted stock awards activity for the year ended December 31, 2007 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Shares	Value

Awarded and unvested at December 31, 2006	12,281	$34.53
Granted	16,820	$26.98
Assumed	6,268	$27.18
Vested	(1,128)	$31.90
Forfeited/cancelled/expired	(4,014)	$31.22

Awarded and unvested at December 31, 2007	30,227	$29.34

As of December 31, 2007, there was $437 million of unamortized stock-based compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 2.35 years. The total fair value of restricted stock awards vested during the years ended December 31, 2005, 2006, and 2007 was $5 million, $10 million, and $27 million, respectively.

If the fair value based method under SFAS 123 had been applied in measuring stock-based compensation expense, the pro forma effect on net income and net income per share for the years ended December 31, 2005 would have been as follows (in thousands, except per share amounts):

Year Ended
December 31,
2005(*)

Net income:
As reported	$1,896,230
Add: Stock compensation expense included in reported net income, net of tax	31,557
Less: Stock compensation expense determined under fair value based method for all awards, net of tax	(239,408)

Pro forma net income	$1,688,379

Net income per share:
As reported — basic	$1.35
As reported — diluted	$1.28
Pro forma — basic	$1.21
Pro forma — diluted	$1.13

(*)	Up to September 30, 2005, the Company used an equally weighted average of trailing volatility and market based implied volatility for the computation. Since October 1, 2005, the Company began exclusively using market based implied volatility for the computation.

Note 13	Commitments and Contingencies

Operating Lease Commitments.  The Company leases office space and data centers under operating lease agreements with original lease periods up to 23 years which expire between 2008 and 2027.

The Company has entered into the following material lease agreements with minimum lease commitments as of December 31, 2007.

•	In 2004, the Company entered into a 23 year lease agreement for office space in Sunnyvale, California with a total expected minimum lease commitment of approximately $149 million over the lease term and a remaining minimum lease commitment of approximately $134 million as of December 31, 2007. The Company has the

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

option to renew the lease for two additional five year terms and the right of first offer to purchase the leased office space if the lessor sells the building.

•	In 2005, the Company entered into two 10 year lease agreements for data centers in the eastern United States with total expected minimum lease commitments of approximately $280 million over the lease terms. One of these lease agreements with total expected minimum lease commitments of $172 million was cancelled during 2005. The remaining minimum lease commitments excluding the cancelled lease were $87 million as of December 31, 2007. The Company has the option to renew this lease for an additional five years and also has a right of expansion for any additional lease space that becomes available.

•	In 2005, the Company entered into three 10 year lease agreements for office space in Southern California, with total expected minimum lease commitments (as per 2007 amendments) of approximately $158 million over the lease terms and remaining minimum lease commitments of approximately $142 million as of December 31, 2007. In each of these leases, the Company has the option to renew for two additional terms of three to five years, as well as the right of expansion for any additional lease space that becomes available. Further, in the case of two of these leases, the Company has the right of first offer to purchase the leased office space if the lessor sells the building.

•	In 2006, the Company entered into an 11 year lease agreement for a data center in the eastern United States with a total expected minimum lease commitment of $191 million. As of December 31, 2007, the Company had total expected and remaining minimum lease commitments of approximately $188 million over the lease term. The Company has the option to renew this lease for an additional five years and also has a right of expansion for any additional lease space that becomes available.

Rent expense for all operating leases was approximately $55 million, $73 million, and $88 million for 2005, 2006, and 2007, respectively.

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

Gross and net lease commitments as of December 31, 2007 can be summarized as follows (in millions):

	Gross Lease	Sublease	Net Lease
Years Ending December 31,	Commitments	Income	Commitments

2008	$131	$4	$127
2009	128	3	125
2010	110	2	108
2011	91	1	90
2012	80	1	79
Due after 5 years	360	—	360

Total gross and net lease commitments	$900	$11	$889

Affiliate Commitments.  In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of December 31, 2007, these commitments totaled $286 million, of which $91 million will be payable in 2008, $111 million will be payable in 2009, and $84 million will be payable in 2010.

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, the Company is obligated to invest up to $93 million through July 2008. To the extent the licensed intellectual property will benefit future periods, the Company will capitalize such payments and amortize them over the useful life of the related intellectual property.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Commitments.  In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements, services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its consolidated financial statements.

During the year ended December 31, 2006, the Company reversed an earn-out accrual related to a prior acquisition, which resulted in a $10 million reduction to operating expenses in the consolidated statements of income.

As of December 31, 2007, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

Contingencies.  From time to time, third parties assert patent infringement claims against Yahoo!. Currently, the Company is engaged in several lawsuits regarding patent issues and has been notified of a number of other potential patent disputes. In addition, from time to time the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation or invasion of privacy, arising in connection with the Company’s e-mail, message boards, auction sites, shopping services, and other communications and community features.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the United States District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) initial public offering, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted initial public offerings of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint, alleging Rule 10b-5 claims of fraud. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the Rule 10b-5 claims against certain defendants, including Overture. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Overture, was submitted to the Court for approval. On August 31, 2005, the Court preliminarily approved the settlement. In December 2006, the appellate court overturned the certification of classes in the six test cases that were selected by the underwriter defendants and plaintiffs in the coordinated proceedings. Since class certification, which was a condition of the settlement, was not met, the parties stipulated to terminate the settlement. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon this stipulation. Plaintiffs have filed amended master allegations and amended complaints in the six test cases. It is uncertain whether there will be any future settlement. If a settlement is not reached, and litigation against Overture continues, the Company intends to defend the case vigorously.

On May 11, 2007, the first of two purported securities class action lawsuits was filed against Yahoo! Inc. and certain of its officers, members of the Board of Directors and former officers. The first lawsuit was filed in the United States District Court, Central District of California by plaintiff Ellen Rosenthal Brodsky and the second lawsuit was filed in the United States District Court, Central District of California by plaintiff Manfred Hacker. The two cases were consolidated in the United States District Court for the Central District of California, and a consolidated complaint was filed on December 21, 2007. In the consolidated amended complaint, the plaintiffs allege, among other things, violation of the Securities Exchange Act of 1934 sections 10(b), 20(a) and 20(A), as well as Rule 10b-5. The plaintiffs generally claim that Yahoo! issued false, deceptive or misleading statements concerning its advertising business, financial results, and sales and growth potential between April 8, 2004 and July 18, 2006. The consolidated amended complaint seeks unspecified compensatory damages, injunctive relief, costs and attorneys’ fees. The Company believes this case is without merit and intends to defend it vigorously.

On May 15, 2007, the first of two shareholder derivative actions was filed in the Superior Court of Santa Clara County by plaintiff Greg Brockwell against certain officers and members of the Board of Directors of Yahoo! Inc. purportedly on behalf of Yahoo! Inc. The second derivative action was filed in the United States District Court for the Central District of California on June 14, 2007 by plaintiff Jill Watkins. The derivative actions, which include allegations of substantially identical facts to the purported securities class action, attempt to state various claims under federal and California law for trading by defendants on alleged material non-public information, and allegations of breaches of fiduciary duties relating to financial reporting, misappropriation of information, abuse of control and waste of corporate assets. The federal derivative action includes an additional claim for alleged violation of Section 10(b) of the Securities Exchange Act of 1934. The derivative actions seek unspecified damages, equitable and injunctive relief, including, among other things, changes to corporate governance and internal procedures, restitution and disgorgement of profits and compensation received by defendants, costs and attorneys’ fees.

Since February 1, 2008, four separate shareholder lawsuits have been filed in the California Superior Court, Santa Clara County, against Yahoo! Inc., members of the Board of Directors and selected former officers by plaintiffs Edward Fritsche, the Thomas Stone Trust, Tom Turberg and the Congregation Beth Aaron (the “California Lawsuits”). The plaintiffs in the California Lawsuits purport to assert class claims on behalf of all Yahoo! stockholders, except defendants and their affiliates. In addition, certain of the plaintiffs in the California Lawsuits purport to assert shareholder derivative claims on behalf of Yahoo! Inc. The complaints allege that the Yahoo! Board of Directors breached fiduciary duties in connection with Microsoft’s unsolicited proposal to acquire Yahoo!. The plaintiffs in two of the California lawsuits allege that Microsoft’s February 1, 2008 unsolicited proposal to

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

acquire Yahoo! is inadequate and that the Yahoo! Board of Directors breached fiduciary duties by favoring Microsoft’s unsolicited proposal. The plaintiffs in the other California Lawsuits allege that the Yahoo! Board of Directors breached fiduciary duties by, among other things, failing to negotiate a transaction with Microsoft or other potential bidders in the past and presently. The complaints in the California Lawsuits seek declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. With respect to the derivative claims, no relief is sought from the Company.

Since February 11, 2008, three separate shareholder lawsuits have been filed in the Court of Chancery of the State of Delaware against Yahoo! Inc. and members of the Board of Directors by plaintiffs, The Wayne County Employees’ Retirement System, Ronald Dicke, and The Police and Fire Retirement System of the City of Detroit along with The General Retirement System of the City of Detroit (the “Delaware Lawsuits”). The plaintiffs in the Delaware Lawsuits purport to assert class claims on behalf of all Yahoo! stockholders, except defendants and their affiliates. Plaintiffs in the Delaware Lawsuits generally allege that defendants breached fiduciary duties by rejecting Microsoft’s February 1, 2008 unsolicited offer to acquire Yahoo! Inc. without fully informing themselves whether Microsoft would offer additional consideration and that defendants are not acting in the best interests of shareholders and are seeking to entrench themselves. One of the Delaware Lawsuits alleges that the Board of Directors have pursued various blocking transactions, adopted an employee severance plan, and a shareholder rights plan in violation of fiduciary duties. The complaints in the Delaware Lawsuits seek unspecified damages, declaratory relief and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs.

The Company may incur substantial expenses in defending against such claims, and it is not presently possible to accurately forecast their outcome. The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations or cash flows. In the event of a determination adverse to Yahoo!, its subsidiaries, directors or officers, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

In August 2004, Google issued 2.7 million shares of Class A common stock in settlement of the two disputes. The Company agreed to dismiss the 361 patent lawsuits and granted to Google a fully-paid license to the 361 patent as well as several related patent applications held by Overture. The Company allocated the 2.7 million shares between the two disputes, based on the relative fair values of the two disputes, including consideration of a valuation performed by a third-party. A portion of the shares allocated to the patent dispute has been recorded as an adjustment to goodwill for the period that the patents were in effect prior to Overture’s acquisition by the Company. The portion of the shares received for the settlement of the patent dispute which has been allocated to future periods has been recorded in deferred revenue on the consolidated balance sheets and will be recognized as fees revenues over the remaining life of the patent, approximately 12 years. The shares allocated to the warrant dispute settlement did not have an income statement effect as the fair value of the warrant was recorded at the time the services were performed based on the fair value of the services rendered.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 15	Segments

The Company manages its business geographically. The primary areas of measurement and decision-making are the United States and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense includes income from operations before depreciation, amortization, and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2005	2006	2007

Revenues by segment:
United States	$3,667,509	$4,365,922	$4,727,123
International	1,590,159	2,059,757	2,242,151

Total revenues	$5,257,668	$6,425,679	$6,969,274

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$1,219,539	$1,451,656	$1,433,617
International	337,799	454,261	493,418

Total segment operating income before depreciation, amortization, and stock-based compensation expense:	1,557,338	1,905,917	1,927,035
Depreciation and amortization	(397,142)	(540,021)	(659,195)
Stock-based compensation expense	(52,471)	(424,930)	(572,427)

Income from operations	$1,107,725	$940,966	$695,413

Capital expenditures, net:
United States	$336,450	$601,472	$515,709
International	72,484	87,664	86,567

Total capital expenditures, net	$408,934	$689,136	$602,276

	December 31,
	2006	2007

Property and equipment, net:
United States	$975,510	$1,182,212
International	125,869	149,420

Total property and equipment, net	$1,101,379	$1,331,632

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in 2005, 2006, and 2007, respectively.

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table presents revenues for groups of similar services (in thousands):

	Years Ended December 31,
	2005	2006	2007

Marketing services:
Owned and Operated sites	$2,421,673	$3,070,715	$3,670,830
Affiliate sites	2,172,299	2,556,492	2,417,409

Marketing services	4,593,972	5,627,207	6,088,239
Fees	663,696	798,472	881,035

Total revenues	$5,257,668	$6,425,679	$6,969,274

Note 16	Related Party Transactions

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

Revenue from related parties, excluding Yahoo! Japan and Alibaba, represented approximately 1 percent of the total revenue in the years ended December 31, 2005, 2006, and 2007. Management believes that prices on agreements with related parties were comparable to those with other similarly situated customers of the Company.

See Note 4 — “Investments in Equity Interests” for additional information related to transactions involving Yahoo! Japan and Alibaba.

Note 17	Subsequent Events

Stock Repurchase Transactions.  Subsequent to December 31, 2007, the Company repurchased approximately 3.4 million shares of its common stock under the current stock repurchase program at an average price of $23.39 per share, for a total of $79 million.

Alibaba Group.  The Company expects to record a non-cash gain based on its proportionate share of the Alibaba Group’s one-time gain related to Alibaba.com’s initial public offering on the Hong Kong Stock Exchange. The Company currently estimates a non-cash gain of $450 million to $550 million, net of tax, in the first quarter of 2008.

Maven.  On February 12, 2008, the Company completed the acquisition of Maven Networks Inc. (“Maven”), a leading online video platform provider. The Company believes the acquisition of Maven will expand state-of-the-art consumer video and advertising experiences on Yahoo! and the Company’s network of leading premium video publishers across the Web. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Maven for approximately $160 million. Maven shareholders were paid in cash and outstanding Maven options and restricted stock units were assumed and will be exercisable for, or will settle in, shares of Yahoo! common stock.

Strategic Workforce Realignment.  On January 29, 2008, the Company reported that it plans to implement a strategic workforce realignment to more appropriately allocate resources to the Company’s key strategic initiatives. The strategic realignment involves investing resources in some areas, reducing resources in others and eliminating some areas of the Company’s business that do not support the Company’s strategic priorities. The Company began, on February 11, 2008, providing notices to employees whose employment would be terminated as part of the realignment. In connection with the strategic workforce realignment, the Company expects to incur pre-tax cash

Yahoo! Inc.

Notes to Consolidated Financial Statements — (Continued)

charges of $20 million to $25 million for severance pay expenses and related cash expenditures associated with the workforce reductions. Total charges will include these cash charges plus additional charges related to stock compensation expense which the Company is unable to estimate at this time. The Company expects to recognize the majority of the foregoing charges in the first quarter of 2008, with the remaining costs being recognized over the remainder of 2008.

Change in Control Severance Plans.  On February 12, 2008, the Compensation Committee of the Board of Directors of the Company approved two change in control severance plans (the “Severance Plans”) that, together, cover all full time employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer and the executive officers currently employed by the Company. The Severance Plans are designed to help retain the employees, help maintain a stable work environment and provide certain economic benefits to the employees in the event their employment is terminated. These benefits generally include (1) continuation of the employee’s annual base salary, as severance pay for a designated number of months following the employee’s severance date; (2) reimbursement for outplacement services; (3) continued medical group health and dental plan coverage for the period the employee receives severance pay; and (4) accelerated vesting of all stock options, restricted stock units and any other equity-based awards previously granted or assumed by the Company and outstanding as of the severance date.

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2006, and 2007

	Balance at		Write-Offs	Balance
	Beginning	Charged to	Net of	at End
	of Year	Expenses	Recoveries	of Year
	(In thousands)

Accounts receivable
Allowance for doubtful accounts
2005	$34,215	$14,692	$(7,050)	$41,857
2006	41,857	5,070	(8,731)	38,196
2007	38,196	23,018	(14,693)	46,521

			Charged
	Balance at		(Credited)	Balance
	Beginning	Charged to	to Other	at End
	of Year	Expenses	Accounts(*)	of Year
	(In thousands)

Valuation allowance
2005	$1,353,748	$16,342	$137,758	$1,507,848
2006	1,507,848	15,206	(1,427,275)	95,779
2007	95,779	9,806	(39,097)	66,488

(*)	Amounts not charged (credited) to expenses were charged (credited) to stockholders’ equity, deferred tax assets/(liabilities), or goodwill. In addition, in 2006, a decrease in the valuation allowance of $1.1 billion was due to the removal of deferred income tax assets arising from unrealized excess tax benefits from stock-based awards and their related valuation allowance, in connection with the adoption of SFAS 123R.

Selected Quarterly Financial Data
(Unaudited)

	Quarters Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands, except per share amounts)

Revenues	$1,567,055	$1,575,854	$1,580,322	$1,702,448	$1,671,850	$1,697,920	$1,767,506	$1,831,998
Gross profit	$909,112	$930,087	$899,202	$1,011,555	$958,213	$1,014,908	$1,027,306	$1,130,089
Net income	$159,859	$164,330	$158,529	$268,673	$142,424	$160,567	$151,286	$205,723

Net income per share — basic	$0.11	$0.12	$0.12	$0.20	$0.11	$0.12	$0.11	$0.15

Net income per share — diluted	$0.11	$0.11	$0.11	$0.19	$0.10	$0.11	$0.11	$0.15

Shares used in per share calculation — basic	1,417,917	1,405,598	1,375,884	1,355,566	1,352,476	1,339,594	1,335,092	1,328,784

Shares used in per share calculation — diluted	1,493,307	1,476,642	1,442,429	1,419,143	1,418,225	1,403,819	1,395,056	1,396,306

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2007, which appears on page 59.

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

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

Page

Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	59
Consolidated Statements of Income for each of the three years in the period ended December 31, 2007	60
Consolidated Balance Sheets as of December 31, 2006 and 2007	61
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	62
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007	64
Notes to Consolidated Financial Statements	66

2. Financial Statement Schedules:

Financial Statement Schedules:
II — Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007	106
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2007	107

3. Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

2.1		Stock Purchase and Contribution Agreement, dated as of August 10, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005 and incorporated herein by reference.)
2.2		Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed October 27, 2005 [the October 27, 2005 Form 8-K] and incorporated herein by reference.)
2.3		Tao Bao Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc., SOFTBANK CORP. and SB TB Holding Limited (Filed as Exhibit 2.3 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
2.4		Secondary Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc. and certain shareholders of Alibaba.com Corporation (Filed as Exhibit 2.4 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
2.5		Shareholders Agreement, dated as of October 24, 2005, by and among Alibaba.com Corporation, Yahoo! Inc., SOFTBANK CORP., the Management Members, and the other shareholders named therein (Filed as Exhibit 2.5 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed July 27, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.3**	Form of Senior Note
4	.4**	Form of Subordinated Note
4	.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.7**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005 and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
10	.1+	Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 and incorporated herein by reference.)
10	.2(A)+	Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 30, 2007 [the 2007 Proxy Statement]) and incorporated herein by reference.)

Exhibit
Number		Description

10	.2(B)+	Form of Stock Option Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [the June 30, 2007 10-Q] and incorporated herein by reference.)
10	.2(C)+	Form of Restricted Stock Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(B) to the June 30, 2007 10-Q and incorporated herein by reference.)
10	.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(C) to the June 30, 2007 10-Q and incorporated herein by reference.)
10	.2(E)+	Form of Stock Appreciation Rights Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(D) to the June 30, 2007 10-Q and incorporated herein by reference.)
10	.3(A)+*	Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan
10	.3(B)+*	Form of Enrollment Agreement under Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan
10	.4(A)+*	Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Plan
10	.4(B)+	Form of Notice of Stock Option Grant and Director Nonstatutory Stock Option Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2006 [the June 1, 2006 Form 8-K] and incorporated herein by reference.)
10	.4(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to the June 1, 2006 Form 8-K and incorporated herein by reference.)
10	.5+	Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [the June 30, 2001 10-Q] and incorporated herein by reference.)
10.6		Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 [the December 31, 2002 10-K] and incorporated herein by reference.)
10.7		Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on December 23, 2002 and incorporated herein by reference.)
10.8		Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (Filed as Exhibit 10.11 to the December 31, 2002 10-K and incorporated herein by reference.)
10.9		Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on November 27, 2002 and incorporated herein by reference.)
10.10		Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (Filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)
10.11		Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004 (Filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.)
10	.12+	Employment Letter, dated October 29, 2004, between the Registrant and Michael Murray (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [the December 31, 2004 10-K] and incorporated herein by reference.)
10.13		Amendment No. 2 to Yahoo! Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.30 to the December 31, 2004 10-K and incorporated herein by reference.)
10	.14+*	Summary of Compensation Payable to Named Executive Officers

Exhibit
Number		Description

10	.15+	Separation Agreement, dated as of December 5, 2006, between Yahoo! Inc. and Daniel L. Rosensweig (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10	.16+	Offer Letter, dated as of May 14, 2007, between the Registrant and Blake Jorgensen (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007 and incorporated herein by reference.)
10	.17+	Separation Agreement, dated as of May 30, 2007, between Yahoo! Inc. and Farzad Nazem (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2007 and incorporated herein by reference.)
10	.18+*	Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see the signature page of this Annual Report on Form 10-K.)
31	.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2008
31	.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2008.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2008.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

+	Indicates a management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2008.

YAHOO! INC.

By:	/s/ Blake Jorgensen
Blake Jorgensen
Chief Financial Officer
(Principal Financial Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Yang and Blake Jorgensen, his/her attorneys-in-fact, each with the power of substitution, for him/her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry Yang Jerry Yang	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008

/s/ Blake Jorgensen Blake Jorgensen	Chief Financial Officer (Principal Financial Officer)	February 27, 2008

/s/ Michael Murray Michael Murray	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2008

/s/ Roy Bostock Roy Bostock	Chairman of the Board	February 27, 2008

/s/ Ronald Burkle Ronald Burkle	Director	February 27, 2008

/s/ Eric Hippeau Eric Hippeau	Director	February 27, 2008

/s/ Vyomesh Joshi Vyomesh Joshi	Director	February 27, 2008

Signature	Title	Date

/s/ Arthur Kern Arthur Kern	Director	February 27, 2008

/s/ Robert Kotick Robert Kotick	Director	February 27, 2008

/s/ Edward Kozel Edward Kozel	Director	February 27, 2008

/s/ Mary Agnes Wilderotter Mary Agnes Wilderotter	Director	February 27, 2008

/s/ Gary Wilson Gary Wilson	Director	February 27, 2008

EXHIBIT INDEX

Exhibit
Number		Description

2.1		Stock Purchase and Contribution Agreement, dated as of August 10, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005 and incorporated herein by reference.)
2.2		Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed October 27, 2005 [the October 27, 2005 Form 8-K] and incorporated herein by reference.)
2.3		Tao Bao Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc., SOFTBANK CORP. and SB TB Holding Limited (Filed as Exhibit 2.3 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
2.4		Secondary Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc. and certain shareholders of Alibaba.com Corporation (Filed as Exhibit 2.4 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
2.5		Shareholders Agreement, dated as of October 24, 2005, by and among Alibaba.com Corporation, Yahoo! Inc., SOFTBANK CORP., the Management Members, and the other shareholders named therein (Filed as Exhibit 2.5 to the October 27, 2005 Form 8-K and incorporated herein by reference.)
3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed July 27, 2007 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.3**	Form of Senior Note
4	.4**	Form of Subordinated Note
4	.5**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4	.7**	Form of Warrant Agreement (together with Form of Warrant Certificate)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005 and incorporated herein by reference.)
4.9		Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003 [the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
10	.1+	Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 and incorporated herein by reference.)
10	.2(A)+	Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 30, 2007 [the 2007 Proxy Statement]) and incorporated herein by reference.)
10	.2(B)+	Form of Stock Option Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [the June 30, 2007 10-Q] and incorporated herein by reference.)

Exhibit
Number		Description

10	.2(C)+	Form of Restricted Stock Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(B) to the June 30, 2007 10-Q and incorporated herein by reference.)
10	.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(C) to the June 30, 2007 10-Q and incorporated herein by reference.)
10	.2(E)+	Form of Stock Appreciation Rights Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(D) to the June 30, 2007 10-Q and incorporated herein by reference.)
10	.3(A)+*	Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan
10	.3(B)+*	Form of Enrollment Agreement under Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan
10	.4(A)+*	Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Plan
10	.4(B)+	Form of Notice of Stock Option Grant and Director Nonstatutory Stock Option Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2006 [the June 1, 2006 Form 8-K] and incorporated herein by reference.)
10	.4(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to the June 1, 2006 Form 8-K and incorporated herein by reference.)
10	.5+	Employment Letter, dated as of April 16, 2001, between the Registrant and Terry S. Semel (Filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [the June 30, 2001 10-Q] and incorporated herein by reference.)
10.6		Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 [the December 31, 2002 10-K] and incorporated herein by reference.)
10.7		Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on December 23, 2002 and incorporated herein by reference.)
10.8		Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (Filed as Exhibit 10.11 to the December 31, 2002 10-K and incorporated herein by reference.)
10.9		Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on November 27, 2002 and incorporated herein by reference.)
10.10		Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (Filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)
10.11		Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004 (Filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.)
10	.12+	Employment Letter, dated October 29, 2004, between the Registrant and Michael Murray (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [the December 31, 2004 10-K] and incorporated herein by reference.)
10.13		Amendment No. 2 to Yahoo! Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.30 to the December 31, 2004 10-K and incorporated herein by reference.)
10	.14+*	Summary of Compensation Payable to Named Executive Officers
10	.15+	Separation Agreement, dated as of December 5, 2006, between Yahoo! Inc. and Daniel L. Rosensweig (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 8, 2006 and incorporated herein by reference.)
10	.16+	Offer Letter, dated as of May 14, 2007, between the Registrant and Blake Jorgensen (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007 and incorporated herein by reference.)

Exhibit
Number		Description

10	.17+	Separation Agreement, dated as of May 30, 2007, between Yahoo! Inc. and Farzad Nazem (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 30, 2007 and incorporated herein by reference.)
10	.18+*	Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees
21	.1*	List of Subsidiaries
23	.1*	Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see the signature page of this Annual Report on Form 10-K.)
31	.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2008
31	.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2008.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2008.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

+	Indicates a management contract or compensatory plan or arrangement.