Form 10-K/A
period 2007-12-31
YAHOO INC
filed 2008-04-29
CIK 1011006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

None.

EXPLANATORY NOTE
OUR EXECUTIVE OFFICERS
OUR DIRECTORS
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
CODE OF CONDUCT
AUDIT COMMITTEE
RECENT BYLAW AMENDMENT
DIRECTOR COMPENSATION
EXECUTIVE OFFICER COMPENSATION AND OTHER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
INFORMATION REGARDING BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT
RELATED PARTY TRANSACTION POLICY
CERTAIN TRANSACTIONS
DIRECTOR INDEPENDENCE
FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL REGISTERED PUBLIC ACCOUNTING FIRM
Signature
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”), originally filed on February 27, 2008 (the “Original Filing”), of Yahoo! Inc., a Delaware corporation (“Yahoo!”, the “Company”, “our”, “we”, or “us”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the board of directors. Set forth below is information regarding our executive officers as of April 1, 2008.

Name	Age	Position

Jerry Yang	39	Chief Executive Officer, Chief Yahoo and Director
David Filo	41	Chief Yahoo
Susan L. Decker	45	President
Blake Jorgensen	48	Chief Financial Officer
Aristotle Balogh	44	Chief Technology Officer
Michael J. Callahan	39	Executive Vice President, General Counsel and Secretary
Michael A. Murray	51	Senior Vice President, Finance and Chief Accounting Officer

Mr. Yang, a founder of Yahoo! and Chief Yahoo, has served as Chief Executive Officer of Yahoo! since June 2007 and as a member of the board of directors since March 1995. Mr. Yang co-developed Yahoo! in 1994 while he was working towards his Ph.D. in electrical engineering at Stanford University. Mr. Yang also serves as a director of Yahoo! Japan Corporation and Cisco Systems, Inc. Mr. Yang holds a Bachelor’s and a Master’s degree in electrical engineering from Stanford University.

Mr. Filo, a founder of Yahoo! and Chief Yahoo, has served as an officer of Yahoo! since March 1995, and served as a director of Yahoo! from its founding through February 1996. Mr. Filo reports to our Chief Executive Officer, Jerry Yang. He is involved in guiding Yahoo!’s vision, is involved in many key aspects of the business at a strategic and operational level, and is a stalwart of the Company’s employee culture and morale. Mr. Filo co-developed Yahoo! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded Yahoo! in 1995.

Ms. Decker became President of Yahoo! in June 2007. Prior to that time, Ms. Decker served as Head of Advertiser and Publisher Group from January 2007 to June 2007 and as Yahoo!’s Chief Financial Officer from June 2000 to June 2007. Ms. Decker served as Executive Vice President, Finance and Administration from January 2002 to December 2006. Prior to that, Ms. Decker served as Senior Vice President, Finance and Administration from June 2000 to January 2002. From August 1986 to May 2000, Ms. Decker held several positions for Donaldson, Lufkin & Jenrette, including Director of Global Research from 1998 to 2000. Prior to 1998, she was a Publishing & Advertising Equity Securities Analyst for 12 years. Ms. Decker also serves as a director Berkshire Hathaway, Intel Corporation and Costco Wholesale Corporation.

Mr. Jorgensen became Chief Financial Officer of Yahoo! in June 2007. Prior to joining the Company, Mr. Jorgensen was the Chief Operating Officer and Co-Director of Investment Banking at Thomas Weisel Partners, which he co-founded in 1998. From December 1998 to January 2002, Mr. Jorgensen served as a Partner and Director of Private Placement at Thomas Weisel Partners. From December 1996 to September 1998, Mr. Jorgensen

was a Managing Director and Chief of Staff for the CEO and Executive Committee of Montgomery Securities and a Principal in the Corporate Finance Department of Montgomery Securities. Previously, Mr. Jorgensen worked as a management consultant at MAC Group/Gemini Consulting and Marakon Associates. Mr. Jorgensen holds a Bachelor’s degree from Stanford University and an M.B.A. from Harvard University.

Mr. Balogh became Chief Technology Officer of Yahoo! in February 2008. Prior to joining Yahoo!, Mr. Balogh held various positions beginning in 1998 at VeriSign, Inc., a provider of Internet infrastructure services, where he was most recently Executive Vice President, Chief Technology Officer and Head of Global Product Design. Mr. Balogh holds an M.S.E. in Electrical and Computer Engineering and a B.S. in Electrical and Computer Science from John Hopkins University.

Mr. Callahan became Executive Vice President in April 2007 and has served as General Counsel and Secretary since September 2003. Mr. Callahan served as Senior Vice President from September 2003 to April 2007. Prior to that, Mr. Callahan served as Deputy General Counsel and Assistant Secretary from June 2001 to September 2003 and in various other positions in the Yahoo! legal department from December 1999 to June 2001. Prior to joining Yahoo!, Mr. Callahan held positions with Electronics for Imaging Inc. and the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

Mr. Murray has served as Senior Vice President, Finance since October 2004 and Chief Accounting Officer since December 2004. Prior to joining Yahoo!, Mr. Murray held several positions with Sun Microsystems, Inc., including Vice President, Global Financial Services and Treasurer from July 2002, Treasurer from July 2001 to June 2002 and Vice President Finance, Sun Services from April 1998 to July 2001.

OUR DIRECTORS

The names of our directors, their ages as of April 1, 2008 and certain other information about them are set forth below:

Name	Age	Position

Jerry Yang	39	Chief Executive Officer, Chief Yahoo and Director
Roy J. Bostock(1)(3)	67	Chairman of the Board
Ronald W. Burkle(1)(4)	55	Director
Eric Hippeau(4)	56	Director
Vyomesh Joshi(2)(4)	54	Director
Arthur H. Kern(1)(3)	61	Director
Robert A. Kotick(3)	45	Director
Edward R. Kozel(4)	52	Director
Mary Agnes Wilderotter(2)	53	Director
Gary L. Wilson(2)	68	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee

(3)	Member of the Nominating and Corporate Governance Committee

(4)	Member of the Transactions Committee

Each of the directors listed above, except for Mrs. Wilderotter who joined the Board in July 2007, was elected to be a director for a one-year term at the Company’s annual meeting of stockholders held on June 12, 2007. There are no family relationships among any of the directors or executive officers of the Company. Our board of directors has affirmatively determined that each of Messrs. Bostock, Burkle, Hippeau, Joshi, Kern, Kotick, Kozel and Wilson and Mrs. Wilderotter is an independent director (“Independent Director”) under the rules of the Securities and Exchange Commission (the “SEC”), the listing standards of The Nasdaq Stock Market (“Nasdaq”) and the Company’s Corporate Governance Guidelines.

Mr. Yang’s biography is set forth under the heading “Our Executive Officers.”

Mr. Bostock has served as Chairman of the Board since January 2008 and as a member of the board of directors since May 2003. He has served as Chairman of the Board of Northwest Airlines Corporation, the parent of Northwest Airlines, Inc. since May 2007 and has served as Chairman of the Board of the Partnership for a Drug Free

America since October 2002. Mr. Bostock also serves as a director of Morgan Stanley. Mr. Bostock holds a Bachelor’s degree from Duke University and an M.B.A. from Harvard University.

Mr. Burkle has served as a member of the board of directors since November 2001. Mr. Burkle is managing partner of The Yucaipa Companies, a private investment firm, which he co-founded in 1986. Mr. Burkle also serves as a director of Occidental Petroleum Corp. and KB Home Corporation.

Mr. Hippeau has served as a member of the board of directors since January 1996. Mr. Hippeau has been a Managing Partner of SOFTBANK Capital, a technology oriented venture capital firm, since 2000. Mr. Hippeau also serves as a director of Starwood Hotels and Resorts WorldWide, Inc.

Mr. Joshi has served as a member of the board of directors since July 2005. Mr. Joshi has been an Executive Vice President of the Imaging and Printing Group at Hewlett-Packard Company since 2002. Mr. Joshi holds a Master’s degree in electrical engineering from Ohio State University.

Mr. Kern has served as a member of the board of directors since January 1996. Mr. Kern is an investor in several media and marketing companies and has served as Chairman of the Board of Directors of American Media Management, Inc., a group owner of commercial radio stations, which is now part of Clear Channel Communications, Inc., since December 1990. Mr. Kern holds a Bachelor’s degree from Yale University.

Mr. Kotick has served as a member of the board of directors since March 2003. Since February 1991, Mr. Kotick has been the Chairman and Chief Executive Officer of Activision, Inc., a publisher of interactive entertainment software products.

Mr. Kozel has served as a member of the board of directors since October 2000. He has been Managing Member of Open Range, LLC, a venture capital firm, since 2001. He has been the chairman of the board of Skyrider, Inc., a developer of a peer-to-peer networking platform, since March 2006 and was the Chief Executive Officer from March 2006 to December 2007. Mr. Kozel was the managing member of Open Range Ventures, a venture capital firm, from January 2000 to December 2006. Between January 2004 and December 2004, Mr. Kozel was a managing director of Integrated Finance Ltd. Mr. Kozel also serves as a director of Network Appliance, Inc. Mr. Kozel holds a Bachelor’s degree in electrical engineering from the University of California, Davis.

Mrs. Wilderotter has served as a member of the board of directors since July 2007. She has served as Chairman of the Board of Citizens Communications Company since December 2005 and as Chief Executive Officer and President and as a director since November 2004. From February 2004 to November 2004, Mrs. Wilderotter was Senior Vice President of World Wide Public Sector at Microsoft Corporation, and from November 2002 to February 2004, she was Microsoft’s Senior Vice President, Business Strategy. Mrs. Wilderotter also serves as a director of Xerox Corporation. Mrs. Wilderotter holds a Bachelor’s degree from The College of the Holy Cross.

Mr. Wilson has served as a member of the board of directors since November 2001. Mr. Wilson served as Chairman of the Board of Directors of Northwest Airlines Corporation, the parent of Northwest Airlines, Inc., from April 1997 to May 2007. Mr. Wilson also serves as a director of CB Richard Ellis Group, Inc. Mr. Wilson holds a Bachelor’s degree from Duke University and an M.B.A. from the Wharton Graduate School of Business.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s directors, executive officers and persons who own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2007 all filing requirements applicable to the Reporting Persons were timely met, except one Form 4 to report two transactions by Eric Hippeau (the acquisition of 35,000 shares by option exercise and the sale of those shares) and the Forms 4 to report the automatic annual option grants to certain of Yahoo!’s non-employee directors: Roy J. Bostock, Ronald W. Burkle, Eric Hippeau, Vyomesh Joshi, Arthur H. Kern, Robert A. Kotick, Edward R. Kozel, and Gary L. Wilson. Such late filings did not result in any liability under Section 16(b) of the Exchange Act.

CODE OF CONDUCT

Our board of directors has adopted two codes of conduct, which are posted on the Company’s website at www.yahoo.com. These codes may be found as follows: From our main webpage, first click on “Company Info” at the bottom of the page and then on “Corporate Governance.” Next, click on, as applicable, “Code of Ethics” or “Guide to Business Conduct and Ethics.”

Code of Ethics.  The Company’s Code of Ethics applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Controller and sets forth specific policies to guide the designated officers in their duties. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above.

Guide to Business Conduct and Ethics.  The Company’s Guide to Business Conduct and Ethics applies to the Company’s employees and directors. The Guide to Business Conduct and Ethics sets forth the fundamental principles and key policies and procedures that govern the conduct of our business.

AUDIT COMMITTEE

The Company has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three of the Company’s Independent Directors: Mrs. Wilderotter (Chair) and Messrs. Joshi and Wilson. Mr. Kern served as a member of the Audit Committee until January 1, 2008 when Mrs. Wilderotter was elected to the Audit Committee. Mr. Kozel served as Chair of the Audit Committee until March 3, 2008, when he resigned from the Audit Committee and Mrs. Wilderotter was appointed Chair of the Audit Committee. The Audit Committee is responsible for the appointment, retention and termination of the Company’s independent registered public accounting firm and monitors the effectiveness of the audit effort, the Company’s financial and accounting organization and its system of internal controls and disclosure controls. Each member of the Audit Committee is independent within the meaning of the rules of the SEC and Nasdaq. The Board has determined that Mr. Wilson qualifies as an audit committee financial expert within the meaning of SEC rules.

RECENT BYLAW AMENDMENT

On March 3, 2008, the Board approved an amendment to Section 2.5 (Advance Notice of Stockholder Nominees) of the Company’s amended and restated bylaws to extend the date by which stockholders may submit nominations of persons for election to the Board of Directors of the Company at the Company’s 2008 annual meeting of stockholders to the close of business on the 10th day following the earlier of (a) the day on which notice of the date of the 2008 annual meeting is mailed or (b) the day public announcement of the date of the 2008 annual meeting is first made.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

The Company does not currently pay cash fees to its directors for performance of their duties as directors of the Company, other than the Chairman and committee chair fees described below. The Company does reimburse its directors for their out-of-pocket expenses incurred in connection with attendance at board, committee and stockholder meetings, and other business of the Company. The Company’s 1996 Directors’ Stock Plan, as amended and restated, (the “Directors’ Plan”) provides that each newly appointed or elected non-employee director of the Company will be granted a nonqualified stock option to purchase 30,000 shares of common stock and an award of 10,000 restricted stock units on the date he or she first becomes a director. Thereafter, on the date of each annual meeting of stockholders at which such non-employee director is elected, he or she will be granted an additional option to purchase 15,000 shares of common stock and an additional award of 5,000 restricted stock units if, on that date, he or she has served on the board of directors for at least six of the preceding 12 months. If the director has served on the board of directors for less than six of the preceding 12 months, he or she will receive a pro rata portion of such option and restricted stock units based on number of days served during such six month period. The options and restricted stock units granted to non-employee directors are scheduled to vest in equal quarterly installments over the one-year period following the date of grant. The restricted stock units granted under the Directors’ Plan will generally be paid in an equivalent number of shares of common stock on the earlier of the date the non-employee director’s service terminates and the third anniversary of the date of grant, subject to any election by the non-employee director to defer the payment date.

The Directors’ Plan provides certain benefits that are triggered by certain corporate transactions. In the event of the dissolution or liquidation of the Company, a sale of all or substantially all of the assets of the Company, or the merger or consolidation of the Company with or into another corporation in which the Company is not the surviving corporation or any other capital reorganization in which more than 50% of the shares of the Company entitled to vote are exchanged (a “Corporate Transaction”), options and restricted stock units granted under the Directors’ Plan will become fully vested, and the Company will provide each director optionee either a reasonable time within which to exercise the option or a substitute option with comparable terms as to an equivalent number of shares of stock of the corporation succeeding the Company or acquiring its business by reason of such Corporate Transaction. Vested restricted stock units will generally be paid in an equivalent number of shares of common stock immediately prior to the effectiveness of such Corporate Transaction.

The non-executive Chairman of the board of directors receives an additional annual fee of $275,000 for his service as Chairman payable in cash. The Company also pays an annual fee to each non-employee director who serves as the chair of a committee of the board of directors. The fee is $35,000 for the chair of the Audit Committee and $15,000 for the chair of each of the Compensation, Nominating/Governance and Transaction Committees. These committee chair fees are payable in cash, but the director may elect to have his or her fee converted into an award of either stock options or restricted stock units granted under the Directors’ Plan. If the director elects a stock option, the option would cover a number of shares of the Company’s common stock determined by multiplying his or her fee by three and dividing the product by the fair market value of a share of the Company’s common stock on the grant date, which is generally the last day of the calendar quarter for which the applicable fees would have otherwise been paid. The exercise price of the stock option would be equal to the fair market value of a share of the Company’s common stock on the grant date. If the director elects a restricted stock unit award, he or she would be credited with a number of restricted stock units equal to the amount of his or her fee divided by the fair market value of a share of the Company’s common stock on the grant date, which is generally the last day of the calendar quarter for which the applicable fees would have otherwise been paid. Any stock option or restricted stock unit award granted upon conversion of committee chair fees would be fully vested on the grant date.

Each of our non-employee directors will have served for more than six months of the preceding 12 months at the time of the 2008 annual meeting, and each will therefore be granted an option to purchase 15,000 shares of the Company’s common stock and 5,000 restricted stock units under the Directors’ Plan if he or she is elected to the board of directors at the 2008 annual meeting.

The Board has adopted stock ownership guidelines for directors. By the later of three years after joining the Board or October 20, 2008, each director should own at least 12,000 shares of Yahoo! common stock. Vested but unpaid restricted stock units count toward satisfaction of this threshold.

Director Compensation Table — Fiscal 2007

A director who is also an employee of Yahoo! receives no additional compensation for serving on the Board or its committees. The following table shows compensation information for Yahoo!’s non-employee directors for fiscal 2007.

	Fees
	Earned or					Non-Equity	Change in Pension
	Paid in	Stock				Incentive Plan	Deferred	All Other
	Cash	Awards		Option Awards		Compensation	Compensation	Compensation	Total
Name	($)	($)(1)(2)		($)(3)(4)		($)	Earnings	($)	($)

Roy J. Bostock	0	140,035		359,229	(5)	N/A	N/A	0	499,264
Ronald W. Burkle	0	140,035		342,011		N/A	N/A	0	482,046
Eric Hippeau	0	140,035		356,639	(6)	N/A	N/A	0	496,674
Vyomesh Joshi	0	140,035		379,485		N/A	N/A	0	519,520
Arthur H. Kern	0	154,979	(7)	342,011		N/A	N/A	0	496,990
Robert A. Kotick	0	140,035		352,739	(8)	N/A	N/A	0	492,774
Edward R. Kozel	0	140,035		376,167	(9)	N/A	N/A	0	516,202
Mary Agnes Wilderotter	0	103,736	(10)	102,096	(10)	N/A	N/A	0	205,832
Gary L. Wilson	0	140,035		342,011		N/A	N/A	0	482,046

(1)	Amounts shown in this column reflect the Company’s accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of restricted stock units granted to the directors in accordance with Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of our non-employee directors in 2007. For additional information, refer to Note 12 of the Yahoo! consolidated financial statements in the 2007 Form 10-K, as filed with the SEC. For information on the valuation assumptions with respect to grants made prior to 2007, refer to the note on Employee Benefits in Yahoo!’s consolidated financial statements in the Form 10-K for the respective year.

(2)	Except for Mrs. Wilderotter, who joined the Board on July 26, 2007, each non-employee director listed in the table above was granted an award of 5,000 restricted stock units on June 12, 2007 under the Directors’ Plan. Each of these awards had a grant date fair value of $135,250. The outstanding and unvested restricted stock units held by each director at 2007 fiscal year-end: Mr. Bostock (2,500), Mr. Burkle (2,500), Mr. Hippeau (2,500), Mr. Joshi (2,500), Mr. Kern (2,500), Mr. Kotick (2,500), Mr. Kozel (2,500), Mrs. Wilderotter (7,500), and Mr. Wilson (2,500).

(3)	Amounts shown in this column reflect the Company’s accounting expense for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the directors. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock options were forfeited by any of our non-employee directors in 2007. For additional information, refer to Note 12 of the Yahoo! consolidated financial statements in the 2007 Form 10-K, as filed with the SEC. For information on the valuation assumptions with respect to grants made prior to 2007, refer to the note on Employee Benefits in Yahoo!’s consolidated financial statements in the Form 10-K for the respective year.

(4)	Except for Mrs. Wilderotter, each non-employee director listed in the table above was granted a stock option to purchase 15,000 shares on June 12, 2007 under the Directors’ Plan with an exercise price of $27.05. Each of these options had a grant date fair value of $134,576. The outstanding options held by each director at 2007 fiscal year-end: Mr. Bostock (251,356), Mr. Burkle (430,000), Mr. Hippeau (652,560), Mr. Joshi (130,000), Mr. Kern (650,885), Mr. Kotick (252,140), Mr. Kozel (290,144), Mrs. Wilderotter (30,000), and Mr. Wilson (343,200).

(5)	In lieu of cash, Mr. Bostock elected to receive payment of his committee chair fees earned during 2007 in the form of options to purchase the Company’s common stock. Accordingly, Mr. Bostock was granted an option to purchase 161 shares on December 31, 2007 with an exercise price of $23.26, which had a grant date fair value of $1,377.

(6)	In lieu of cash, Mr. Hippeau elected to receive payment of his committee chair fees for 2007 in the form of options to purchase the Company’s common stock. Accordingly, Mr. Hippeau was granted an option to purchase 359 shares on March 30, 2007 with an exercise price of $31.29, which had a grant date fair value of $3,411; an option to purchase 414 shares on June 29, 2007 with an exercise price of $27.13, which had a grant date fair value of $3,331; an option to purchase 419 shares on September 30, 2007 with an exercise price of $26.84, which had a grant date fair value of $3,756; and an option to purchase 483 shares on December 31, 2007 with an exercise price of $23.26, which had a grant date fair value of $4,131.

(7)	In lieu of cash, Mr. Kern elected to receive payment of his committee chair fees for 2007 in the form of restricted stock units. Accordingly, Mr. Kern was granted an award of 119 restricted stock units on March 30, 2007, which had a grant date fair value of $3,724; an award of 138 restricted stock units on June 29, 2007, which had a grant date fair value of $3,744; an award of 139 restricted stock units on September 30,

2007, which had a grant date fair value of $3,731; and an award of 161 restricted stock units on December 31, 2007, which had a grant date fair value of $3,745.

(8)	In lieu of cash, Mr. Kotick elected to receive payment of his committee chair fees for 2007 in the form of options to purchase the Company’s common stock. Accordingly, Mr. Kotick was granted an option to purchase 359 shares on March 30, 2007 with an exercise price of $31.29, which had a grant date fair value of $3,411; an option to purchase 414 shares on June 29, 2007 with an exercise price of $27.13, which had a grant date fair value of $3,331; an option to purchase 419 shares on September 30, 2007 with an exercise price of $26.84, which had a grant date fair value of $3,756; and an option to purchase 322 shares on December 31, 2007 with an exercise price of $23.26, which had a grant date fair value of $2,754.

(9)	In lieu of cash, Mr. Kozel elected to receive payment of his committee chair fees for 2007 in the form of options to purchase the Company’s common stock. Accordingly, Mr. Kozel was granted an option to purchase 838 shares on March 30, 2007 with an exercise price of $31.29, which had a grant date fair value of $7,961; an option to purchase 967 shares on June 29, 2007 with an exercise price of $27.13, which had a grant date fair value of $7,780; an option to purchase 978 shares on September 30, 2007 with an exercise price of $26.84, which had a grant date fair value of $8,768; and an option to purchase 1,128 shares on December 31, 2007 with an exercise price of $23.26, which had a grant date fair value of $9,647.

(10)	In connection with her appointment to the board of directors, Mrs. Wilderotter was granted on July 26, 2007 a nonqualified stock option to purchase 30,000 shares of common stock with an exercise price of $24.03, which had a grant date fair value of $236,502, and an award of 10,000 restricted stock units which had a grant date fair value of $240,300.

EXECUTIVE OFFICER COMPENSATION AND OTHER MATTERS

Compensation Discussion and Analysis

The Company’s general compensation arrangements are guided by the following principles and business objectives:

•	Our people strategy is to hire and retain top talent in an extremely competitive marketplace, especially for high-impact positions that directly contribute to stockholder value creation.

•	We target our resources toward the highest contributors by focusing on high impact positions and differentiating at all levels based on performance.

•	We believe in broad-based equity compensation to align employee and stockholder interests, with greater equity ownership concentrated among those who have the greatest impact on performance.

The Company’s compensation philosophy for executive officers is designed with these principles in mind and is intended to achieve two principal objectives: (1) to provide a total compensation arrangement for executive talent that enables the Company to attract and retain the key executive talent needed to achieve the Company’s business objectives, and (2) to link executive compensation to improvements in Company performance, increases in long-term stockholder value and individual performance and achievements.

In 2007, Yahoo! embarked on a transformation of the Company’s business and articulated three primary strategic objectives that will form the core of our strategy and operations for the next few years: become the starting point for users on the Internet; establish Yahoo! as the “must buy” for advertisers; and deliver industry-leading platforms that attract developers. During 2007, there were significant changes to our executive leadership team. Notably, our board appointed Jerry Yang, Yahoo! co-founder and long-time board member, to succeed Terry Semel as our Chief Executive Officer, named Susan Decker as our President, and named Blake Jorgensen as our Chief Financial Officer. In 2007, the Compensation Committee gave significant consideration to the retention of our existing executive talent during this period of transition. Consideration was also given to the following significant accomplishments during the year which were achieved through the leadership and oversight of our executive team:

•	acquisition of Right Media Inc., an online advertising exchange, and BlueLithium Inc., an online global ad network, to further the Company’s objectives in building the industry’s leading advertising and publishing network;

•	launching Yahoo! Search Assist, among the most advanced assistance technology on the Web;

•	launching Yahoo! Go for Mobile 2.0, an innovative application that significantly enhanced the mobile Internet experience for consumers through a unique product design, the ability to personalize with content from the entire Internet, and an all new mobile search;

•	launching the second phase of the search marketing system, known as Project Panama, by introducing the new ranking model which allows ads to be ranked by quality and keyword bid price;

•	combining Yahoo!’s search and display advertising sales teams in the U.S. to better serve all our advertisers’ marketing objectives from brand awareness to direct response;

•	strengthening of the Company’s position in advertising, social media, communications and mobile through a range of product launches, strategic partnerships and acquisitions; and

•	continuing to create compelling new consumer offerings to drive audience growth and deepen engagement.

Those individuals listed in the Summary Compensation Table in this report are referred to as the “Named Executive Officers.” The Company’s executive compensation arrangements are administered by the Compensation Committee. The Compensation Committee confers with the board of directors in determining the compensation for Mr. Yang, our Chief Executive Officer. In determining compensation for the other Named Executive Officers, and as discussed in more detail below, the Compensation Committee considers, among other things, Mr. Yang’s recommendations. The Compensation Committee is, however, solely responsible for making the final decisions on compensation for the Named Executive Officers. (As noted below, Messrs. Semel, Rosensweig and Nazem each terminated employment with the Company during 2007; references in the following discussion to the “Named Executive Officers’ generally do not include these former executive officers unless otherwise expressly noted.)

Executive Compensation Program Objectives and Overview

Overview

In order to increase the size of our business and create continued stockholder value, the Company must be able to respond rapidly to new technological developments and changing trends in the multiple worldwide businesses in which we compete. The broad scope and complexity of our business require unique experience and talents in our executives, making it critical to retain on a long-term basis those executives who have developed and grown our business to date, as well as to attract new talent. We also operate in a highly competitive executive labor market and face competitors of similar size and scale to the Company as well as new competitors and start-ups seeking to hire our executives to facilitate and speed their entry into, or expansion of, competing businesses.

Executive Compensation Programs

The Company’s current executive compensation program has three key components, which are designed to be consistent with the Company’s compensation philosophy and to reward executives based on individual and company performance: (1) base salary; (2) annual incentive bonuses; and (3) long-term stock awards, including stock options and restricted stock units. In structuring executive compensation arrangements, the Compensation Committee considers how each component promotes retention and/or rewards performance by the executive. Other than our 401(k) plan, the Company does not provide any pensions or other retirement benefits for our executive officers, nor does it generally provide material perquisites. Furthermore, our executive officers generally do not have contractual rights to severance benefits upon a termination of their employment, except as described below under “Change in Control Severance Plan” and “Potential Payments Upon Termination or Change in Control.”

In order to attract and retain our key executives, the Company seeks to provide targeted “total direct compensation” to our executives above the 50th percentile of competitive market practice. As used in this discussion, the term “total direct compensation” means the executive’s base salary, annual incentive bonus, and long-term equity incentive awards based on the grant-date fair value of such awards as determined in accordance with generally accepted accounting principles and SEC rules. While the Compensation Committee does not target compensation levels to specific bench-marks against the peer companies identified below, base salary levels are generally intended to be consistent with competitive market base salary levels. Performance-based compensation, such as bonus and long-term equity incentive opportunities, is generally targeted to make up a larger portion of each executive’s total direct compensation opportunities. The Compensation Committee believes that the design of our annual bonuses and long-term equity incentives provides an effective and appropriate mix of incentives to ensure our executive performance is focused on long-term stockholder value creation. For this reason, performance-based compensation constitutes the most substantial portion of each Named Executive Officer’s total direct compensation opportunity.

2007 Compensation Arrangement with Mr. Yang

Mr. Yang is a founder and one of the Company’s largest stockholders based on beneficial ownership of the Company’s common stock during 2007. Given the value of Mr. Yang’s existing equity stake in the Company and the fact that a substantial portion of Mr. Yang’s net worth is dependent upon the value of the Company’s common stock, the Compensation Committee and Mr. Yang agreed that it would be appropriate to pay him a base salary of $1 for his services to the Company during 2007. Mr. Yang did not receive an annual bonus or long-term equity incentive grant from the Company during 2007.

2007 Compensation Arrangement with Ms. Decker

In November 2007, the Compensation Committee approved a new compensation arrangement for Ms. Decker in connection with her appointment, and significantly increased responsibilities, as the Company’s President. The Compensation Committee determined that in light of Ms. Decker’s increased responsibilities in her new position for the overall operations of the Company, and to encourage her retention during a period of important strategic and organizational transition for the Company, the changes in Ms. Decker’s compensation, and the differences between her compensation level and the compensation levels of the other Named Executive Officers, were appropriate. Ms. Decker’s past contributions to the Company were also considered.

In determining the new compensation arrangement for Ms. Decker, the Compensation Committee considered data provided by Compensia, compensation consultants retained by management to provide assistance in preparing recommendations for Ms. Decker’s arrangement, as well as input from Frederic W. Cook & Co., Inc., the Compensation Committee’s compensation consultant. Compensia identified certain companies as having executives whose role, level and scope of duties and responsibilities are similar to those performed by Ms. Decker for Yahoo!; specifically, Adobe Systems Incorporated, Apple Inc., eBay Inc., Hewlett-Packard Company, International Business Machines Corporation, Microsoft Corporation, Motorola, Inc., Network Appliance, Inc., Oracle Corporation, and Time Warner Inc. Compensia also provided comparable data for the executives performing these roles at these companies.

After consideration of the market data provided by Compensia, input from Frederic W. Cook & Co., the other factors described above, the compensation levels of the Company’s other executives, and Mr. Yang’s recommendations, the Compensation Committee approved an arrangement to provide total direct compensation for Ms. Decker in the top quartile of competitive market practice. Ms. Decker’s base salary level was intended to be consistent with competitive market levels for her position. To link her interests with those of the Company’s stockholders, over 90% of Ms. Decker’s total direct compensation opportunity for 2007 was performance-based and tied directly to stockholder value creation.

As described in more detail below, the new arrangement increased Ms. Decker’s base salary and annual target bonus opportunity, provided retention grants of stock options and restricted stock units, and modified the termination-related provisions of stock options granted to her in May 2006. In setting the levels of the equity-based awards, the Compensation Committee took into account the size of the May 2006 option grant, as well as competitive market data for similarly situated executives. The specific components of Ms. Decker’s arrangement are described in the sections below and in the tables that follow this Compensation Discussion and Analysis.

Independent Consultant and Peer Group

The Compensation Committee’s practice has been to retain independent compensation consultants to help identify appropriate peer group companies and to obtain and evaluate current executive compensation data for these companies. For 2007, the Compensation Committee retained the consulting firm of Frederic W. Cook & Co., Inc. for this purpose. Frederic W. Cook & Co. advised the Compensation Committee with respect to trends in executive compensation, determination of pay programs, assessment of competitive pay levels and mix (e.g., proportion of fixed pay to incentive pay, proportion of annual cash pay to long-term incentive pay), and setting compensation levels. Frederic W. Cook & Co. also provided advice to the Compensation Committee as it considered Ms. Decker’s compensation arrangements described above. In setting compensation levels, the Compensation Committee also considers compensation survey data compiled from the Mercer Benchmark Database — Executive Positions and data included in the Radford Executive Survey. The Compensation Committee reviews the information provided by Frederic W. Cook & Co. and obtained from these surveys to inform its decisions on executive compensation arrangements, including the competitive reasonableness of arrangements.

In consultation with Frederic W. Cook & Co., the Compensation Committee selected the following companies as our peer group companies for 2007: Amazon.com Inc., Adobe Systems Incorporated, Apple Inc., eBay Inc., Electronic Arts Inc., EMC Corporation, Expedia, Inc., Google Inc., IAC/InterActiveCorp, Intuit Inc., Juniper

Networks, Inc., Network Appliance, Inc., News Corp., Oracle Corporation, QUALCOMM Incorporated, SAP AG, Symantec Corporation, Time Warner Inc., Viacom Inc., and The Walt Disney Company. Given the breadth of the Company’s business and the rapidly changing environment in which the Company competes, it is very difficult to identify comparable companies. Each peer group company is comparable to the Company in certain respects or areas of our business but not others. Factors such as whether the founders run the company or outside executives have been hired also affect executive compensation comparisons among peer companies, as well as the way that the companies structure their top-management organizations. The Compensation Committee believes that the nature of the Company’s business and the environment in which we operate requires flexibility in setting compensation based on a consideration of all facts and circumstances with respect to each executive. As a result, the Compensation Committee does not base its decisions on targeting compensation to specific bench-marks against the peer group. Instead, the role of peer group compensation data is to generally inform the Compensation Committee regarding competitive pay levels.

Current Executive Compensation Program Elements

Base Salaries

The Company provides base salaries to executive officers primarily to provide them with a minimum fixed level of cash compensation each year. Salaries for our Named Executive Officers are generally reviewed by the Compensation Committee on an annual basis. As noted above, base salary levels are generally intended to be consistent with competitive market base salary levels. The Compensation Committee sets base salaries so that the most substantial portion of the executives’ total direct compensation remains dependent on performance-based annual bonuses and long-term equity awards. In setting specific salary levels for each Named Executive Officer and the Company’s other executive officers, the Compensation Committee considers, among other factors, the executive’s scope of responsibility, prior experience, past performance, advancement potential, impact on results, salary relative to other executives in the Company, and relevant competitive data. The Compensation Committee does not target compensation levels to specific bench-marks against its peer group.

In connection with her promotion to the position of President, Ms. Decker’s annual base salary was increased from $500,000 to $815,000, effective July 1, 2007. Mr. Jorgensen’s annual base salary was set at $450,000 upon his joining the Company in June 2007. Mr. Callahan’s annual base salary was increased effective April 1, 2007 from $325,000 to $360,000, and Mr. Murray’s annual base salary was increased effective July 1, 2007 from $340,000 to $360,000. On March 3, 2008, the Compensation Committee increased the 2008 annual base salary levels of Messrs. Jorgensen, Callahan and Murray to $500,000, $420,000, and $375,000, respectively. The Compensation Committee determined that these increases were appropriate based on its general assessment of individual merit and the factors noted above.

Annual Cash Bonuses

The Compensation Committee believes that it is important to retain flexibility and discretion in determining executive bonuses given the dynamic nature of the business. Accordingly, the Compensation Committee has not historically established any specific quantitative Company or individual performance objectives, or any predetermined qualitative performance objectives, that must be achieved in order for a Named Executive Officer to earn his or her annual incentive compensation. Instead, the Compensation Committee’s decision regarding the annual incentive bonus to be paid to each Named Executive Officer is subjective. Factors considered by the Compensation Committee when determining the annual incentive bonus to be paid to a Named Executive Officer are the Company’s overall financial performance, achievement of strategic operating objectives, each Named Executive Officer’s individual performance during the year, and Mr. Yang’s general recommendations and performance evaluations. Bonus decisions are the result of the Compensation Committee’s overall assessment of performance and not related to any single specific goal or achievement. The members of the Compensation Committee have interaction with all of the Named Executive Officers frequently throughout the year and form their own subjective views on the executive’s performance throughout the year, which plays a factor in the Named Executive Officers’ compensation arrangements.

Another factor considered by the Compensation Committee in making its bonus decisions for the Named Executive Officers is the percentage at which the Company’s management incentive bonus plan is funded for the corresponding year. The management incentive bonus plan is maintained by the Company for members of management other than the executive officers. Target bonuses are set as a percentage of salary for each level of participant, and then aggregate earned awards are determined based on Company financial performance, and allocated based on individual performance. For 2007, the management incentive plan was funded at 90% of aggregate target awards. While the Company’s executive officers do not participate in the management incentive bonus plan, the Compensation Committee believes that the Named Executive Officers generally should not receive a greater percentage of their target bonuses than employees across the Company, and took the amount funded under the Company’s management incentive plan into account in determining the 2007 earned bonuses for the Named Executive Officers.

The Compensation Committee also generally considers each Named Executive Officer’s bonus for the prior year. While there is no specific correlation between the levels of the prior year’s annual bonus to the current year’s annual bonus, the Compensation Committee generally considers prior year bonus information to help ensure consistency in the Company’s compensation policies from year to year, particularly since the Compensation Committee’s bonus determinations are subjective.

In determining Ms. Decker’s bonus for 2007, the Compensation Committee also considered Ms. Decker’s increased responsibilities and successful transition to the role of President of the Company. Prior to becoming President, she served as the Company’s Chief Financial Officer until June 2007 and headed up the Company’s Advertiser and Publisher Group, developing its strategy and organization and executing on this strategy. She also played a key role in executing the Company’s online advertising exchange and network strategies, with the acquisitions of Right Media Inc. and BlueLithium, Inc., and its platform strategy with the development of its new online display advertising platform; continued expansion of the Newspaper Consortium; and continued expansion of the Company’s network of premium publishers. After assuming the role of President, she implemented new procedures to increase operational efficiency and execution and create synergies across the Company’s consumer and advertiser businesses. She also worked with Mr. Yang to develop a three-year strategic plan for the Company and to implement programs for enhancing our culture and vision. As part of the compensation arrangement established for Ms. Decker in November 2007, her annual target bonus is 150% of her base salary, which was determined to be consistent with the 75th percentile of peer company practice. Based on the factors considered, the Compensation Committee determined that Ms. Decker would receive 90% of her target bonus ($1,100,250). This bonus was for her service as both President and Head of Advertiser and Publisher Group and so was not pro-rated.

In determining Mr. Jorgensen’s bonus for 2007, the Compensation Committee also considered that Mr. Jorgensen had successfully transitioned into his new role as Chief Financial Officer and had helped refine the Company’s business model to support our vision, reorganized the Company’s finance department, and made significant contributions to the Company’s 2008 operating plan. Mr. Jorgensen’s annual target bonus is 100% of his base salary, which was determined to be consistent with the peer group median. Based on the factors considered, the Compensation Committee determined that Mr. Jorgensen would receive 90% of his target bonus ($405,000). The Compensation Committee determined that it was appropriate to pay this amount, without pro-ration for the portion of the year that Mr. Jorgensen worked for the Company, in light of the fact that Mr. Jorgensen accepted employment with the Company in June 2007 and was not eligible for a 2007 bonus from his prior employer.

In determining Mr. Callahan’s bonus for 2007, the Compensation Committee also considered that Mr. Callahan had made significant contributions by assisting the Company with executive employment matters, including departures, transitions to new positions and compensation arrangements; successful management of the Company’s litigation and regulatory matters; successful recruitment of new talent to the legal department; further developing and strengthening the Company’s public policy, compliance and intellectual property functions; and efficient management of the Company’s expenses in the areas of his responsibility. The Compensation Committee determined that he would receive a bonus of $225,000, which was consistent with relative payouts for other high-performing executives and in the median competitive range for similar positions.

In determining Mr. Murray’s bonus for 2007, the Compensation Committee also considered Mr. Murray’s significant contributions in global tax planning and strategy, overall cost management, real estate strategies, global workforce planning, outsourcing of administrative functions, and oversight of the internal controls and tax audit functions. Mr. Murray did not have a target bonus. The Compensation Committee determined that he would receive a bonus of $180,000, which was consistent with relative payouts for other high-performing executives.

In July 2007, the Compensation Committee also awarded Mr. Murray a retention bonus of $100,000, which will be paid in two installments in June 2008 and June 2009, provided that Mr. Murray remains employed with the Company through the respective payment dates. The Compensation Committee determined that this bonus was appropriate in light of its general assessment of Mr. Murray’s individual contributions, and the importance to the Company of continued retention of his services.

Long-Term Incentive Equity Awards

In the past, the Company has relied on long-term equity awards as a key element of compensation of our executive officers so that a substantial portion of their total direct compensation is tied to increasing the value of our Company. The Company has historically made annual grants of stock options and restricted stock unit awards to align our executives’ interests with those of our stockholders, to promote executives’ focus on the long-term financial performance of the Company, and, through staggered grants with extended time-based vesting requirements, enhance long-term retention.

In determining the size of equity-based awards, the Compensation Committee considers competitive grant values for comparable positions as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and value to the Company. The Compensation Committee also considers the executive’s historic total compensation, including prior equity grants and exercise history, as well as the number and value of shares owned by the executive or which continue to be subject to vesting under outstanding equity grants previously made to such executive. The Compensation Committee considers, with the assistance of its independent compensation consultant, the value of the equity awards proposed to be granted to an individual executive using the Black-Scholes methodology. In addition, the Compensation Committee examines the quantity and type of equity incentives held by each executive relative to the other executive officers’ equity positions and their tenure, responsibilities, experience and value to the Company.

Stock Options.  The Company makes a substantial portion of our long-term incentive grants to Named Executive Officers in the form of stock options with an exercise price that is equal to the closing price of our common stock on the grant date. As a result, the Named Executive Officers will only realize actual, delivered compensation value if our stockholders realize value through stock price appreciation after the date of grant of the options. The stock options also function as a retention incentive for our executives as they generally vest in installments over a period of 4 years after the date of grant.

Restricted Stock Units.  The Company also grants long-term incentive awards to Named Executive Officers in the form of restricted stock units that are subject to performance-based or time-based vesting requirements. Performance-based restricted stock units vest if certain performance goals established by the Compensation Committee are met and are thus designed to maximize the Company’s performance for a particular period. Time-based units that vest only if the executive continues employment with the Company provide a more predictive value and thus have value as a retention incentive. Vested performance-and time-based restricted stock units are payable, on a one-for-one basis, in shares of our common stock and thus, in each case, further link recipients’ interests with those of our stockholders. Under generally accepted accounting principles, the grant-date value of a stock option is generally less than the grant-date value of a restricted stock unit covering an equal number of shares. Thus, fewer restricted stock units can be awarded (when compared with stock options) to convey the same grant-date value for these purposes. The Compensation Committee considers these distinctions to help minimize the dilutive effects of the awards on the Company’s stockholders generally.

2007 Grants.  In February 2007, the Compensation Committee approved retention grants of options and restricted stock units to certain key employees of the Company, including Messrs. Callahan and Murray. The options are subject to a four-year vesting requirement, and the restricted stock units are subject to a three-year vesting requirement. In July and August 2007, the Compensation Committee approved additional retention grants of options and restricted stock units to certain key employees, including Messrs. Jorgensen, Callahan and Murray. The options are scheduled to vest in annual installments over four years, and the restricted stock units are subject to a two-year vesting requirement. Mr. Jorgensen also received grants of options and restricted stock units in connection with his hiring by the Company in June 2007.

As noted above, in November 2007, the Compensation Committee approved a new compensation arrangement for Ms. Decker in connection with her appointment as President. The arrangement included retention grants of stock options that are scheduled to vest in installments over a three-year period and restricted stock units that are scheduled to vest in installments over a two-year period. In addition, the Compensation Committee provided that the portion of the options granted in November 2007 that are vested as of the date Ms. Decker terminates employment with the Company will generally remain exercisable for one year following her termination date, and approved an amendment to the option granted to her on May 31, 2006 to provide that the portion of the option that is vested as of the date Ms. Decker terminates employment with the Company will generally remain exercisable for three years following her termination date. These post-termination exercise provisions are to help mitigate Ms. Decker’s risks related to short-term stock price fluctuations in a volatile market and to allow her to benefit from strategic initiatives implemented while she was President, the full value of which may not have been realized by the Company prior to her departure.

The material terms of the options and restricted stock unit awards granted to the Named Executive Officers in 2007 are described below under “Grants of Plan-Based Awards — Fiscal 2007.”

The Compensation Committee determined that a mix of both stock options and restricted stock units with time-based vesting schedules was appropriate in 2007, principally because stock options would only have value if the Company’s stock price increased, while the restricted stock units would have a retention benefit regardless of stock price, and thus were important to help retain the recipient, but the overall value of the award would still be based on stock price. The particular size of the grants and mix of stock options and restricted stock units was determined by the Compensation Committee in its discretion after an overall assessment of all of the factors noted above, Mr. Yang’s recommendations and, in the case of the awards to Ms. Decker, with the view toward bringing her total direct compensation opportunity (after considering her base salary and annual bonus opportunity) within the top quartile of competitive market practice for purposes of both recognition and retention, and because the structure of her compensation package is at risk for her own personal as well as the Company’s performance.

Grant Practices.  Beginning in August 2006, the Compensation Committee adopted procedures providing that new hire and retention equity awards may be made to employees, including executive officers, by the Compensation Committee only at regularly scheduled meetings on or around the 25th of each month except March, June, September and December. This schedule is designed so that awards are not granted during the period commencing on the first day of the last month of each quarter and ending two business days after the Company’s quarterly earnings release.

The Company does not have any program, plan or practice to time the grant of equity-based awards to our executives in coordination with the release of material non-public information. All equity grants are made under the Company’s stock plan, which is approved by the stockholders. The per share exercise price of stock options cannot be less than the closing sale price of the Company’s common stock on the Nasdaq Stock Market on the grant date.

Compensation Committee Actions after Fiscal 2007

Change in Control Severance Plan.  On February 12, 2008, the Compensation Committee approved two change in control severance plans (the “Severance Plans”) that, together, cover all full-time employees of the Company, including each of the Named Executive Officers currently employed by the Company. On January 31, 2008, the Company received an unsolicited proposal from Microsoft Corporation (“Microsoft”) to acquire the Company. On February 11, 2008, the Company issued a press release indicating that its Board of Directors had unanimously concluded that the proposal was not in the best interest of the Company and our stockholders. The Severance Plans are designed, in light of the uncertainty caused by the Microsoft proposal, to help retain the Company’s employees, maintain a stable work environment and provide certain economic benefits to the employees in the event their employment is actually or constructively terminated in connection with a change in control of the Company. The material terms of the Severance Plans are described in a Form 8-K filed by the Company with the Securities and Exchange Commission on February 19, 2008. Compensia advised the Company and F.W. Cook & Co. advised the Compensation Committee with respect to the terms of the plans.

Stock Ownership Program

As described above, the Company believes that, in order to align the interests of our executive officers with those of our stockholders, executive officers should have a financial stake in the Company. The Company’s policy is that the Chief Executive Officer of the Company should own a minimum of 5,000 shares of Company common stock, and each of the other executive officers of the Company should own a minimum of 3,000 shares of Company common stock. Executive officers are required to retain 100% of any of their shares of restricted stock that become vested until such ownership levels have been achieved.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its chief executive officer and certain of its other executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the corporation’s stockholders.

The Company and the Compensation Committee review and consider the deductibility of executive compensation under Section 162(m). The Company believes that the realized gains on nonqualified stock options at the time of exercise are fully deductible under the terms of the Company’s stockholder-approved stock plan. In addition, the Company and the Compensation Committee generally structure performance-based grants of restricted stock units to qualify for deductibility in accordance with 162(m). The Company’s annual cash bonuses do not satisfy the requirements of Section 162(m) given the importance to the Company of preserving flexibility for the Compensation Committee to make final bonus determinations after the related fiscal year has been completed, when it is in the best position to assess Company performance and make distinctions based on individual performance and contributions. The Company intends to retain this flexibility to provide total cash compensation in line with competitive practice, the Company’s compensation philosophy, and the Company’s best interests. We therefore may from time to time pay compensation to our executive officers that may not be deductible.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis Section of this report. Based upon this review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis Section be included in this report.

Compensation Committee of the Board of Directors

Arthur H. Kern (Chair)
Roy J. Bostock
Ronald W. Burkle

Summary Compensation Table — Fiscal Years 2006 and 2007

The following table sets forth certain information concerning the compensation earned during fiscal years 2006 and 2007 for each individual who served as the principal executive officer or the principal financial officer of the Company in 2007, each of the next three most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year and each of the two former executive officers for whom information is required under applicable SEC rules (collectively, the “Named Executive Officers”). In accordance with the rules of the SEC, only fiscal 2007 information is presented with respect to Messrs. Yang, Jorgensen, and Murray as they were not executive officers named in the Summary Compensation Table included in the Company’s proxy statement for its 2007 annual meeting of stockholders (the “2007 Proxy Statement”). An explanation of the amount of salary and bonus in proportion to total compensation is provided under “Compensation Discussion and Analysis — Executive Compensation Program Objectives and Overview.”

												Change in
												Pension
												Value and
												Nonqualified
										Non-Equity		Deferred
						Stock		Option		Incentive Plan		Compensation	All Other
Name and Principal		Salary		Bonus		Awards		Awards		Compensation		Earnings	Compensation	Total
Position	Year	($)		($)		($)(1)		($)(2)		($)		($)	($)(3)	($)

Jerry Yang	2007	1		0		0		0		0		N/A	0	1
Chief Executive Officer
Terry S. Semel	2007	1		0		(2,895,833	)(5)	(3,330,972	)(6)	0		N/A	0	(6,226,804)
Former Chief Executive Officer(4)	2006	250,001	(7)	0	(8)	2,895,833		36,678,679	(8)	0		N/A	125	39,824,639
Susan L. Decker	2007	657,500		1,100,250		3,272,050		9,762,414	(9)	0		N/A	33,510	14,825,724
President	2006	500,000		0		4,833,646		9,734,140		850,000		N/A	41,937	15,959,723
Blake Jorgensen	2007	261,058		405,000		513,644		416,162		0		N/A	4,025	1,599,889
Chief Financial Officer
Michael J. Callahan	2007	351,250		225,000		2,026,421		1,970,721		0		N/A	4,175	4,577,567
Executive Vice President, General Counsel and Secretary	2006	325,000		200,000		1,058,904		1,499,189		0		N/A	4,050	3,087,143
Michael A. Murray	2007	346,250		180,000		1,154,720		989,942		0		N/A	300	2,671,212
Senior Vice President, Finance and Chief Accounting Officer
Daniel L. Rosensweig	2007	125,000		0		4,672,997	(11)	7,032,387	(12)	0		N/A	375,570	12,205,954
Former Chief Operating Officer(10)	2006	500,000		150,000	(13)	1,658,853	(14)	5,422,290	(15)	900,000	(16)	N/A	3,995	8,635,138
Farzad Nazem	2007	219,871		0		2,039,887		19,811,968	(18)	0		N/A	283,269	22,354,995
Former Head of Technology Group and Chief Technology Officer(17)	2006	479,167		0		4,632,698		6,617,280		700,000		N/A	4,050	12,433,195

(1)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock or restricted stock unit award). This column represents the dollar amount recognized for financial statement reporting purposes for fiscal 2007 or fiscal 2006, as the case may be, for awards of restricted stock and/or restricted stock units granted to each of the Named Executive Officers in the year specified as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, except as noted otherwise. As noted below, Messrs. Semel, Rosensweig and Nazem each forfeited certain outstanding stock awards during 2007. For additional information, see Note 12 of the Yahoo! financial statements in the 2007 Form 10-K and the Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), as filed with the SEC. For information on the valuation assumptions for grants made prior to 2006, see the note on Employee Benefits in Yahoo!’s financial statements in the Form 10-K for the respective year. See the Grants of Plan-Based Awards — Fiscal 2007 table for information on stock awards granted in 2007.

(2)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes for fiscal 2007 or fiscal 2006, as the case may be, for stock options granted to each of the Named Executive Officers in the year specified as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, except as noted otherwise. As noted below, Messrs. Semel, Rosensweig and Nazem each forfeited certain outstanding option awards during 2007. For additional information on the valuation assumptions underlying the value of the 2007 awards and the 2006 awards, see Note 12 of the Yahoo! financial statements in the 2007 Form 10-K and 2006 Form 10-K, respectively, as filed with the SEC. For information on the valuation assumptions for grants made prior to 2006, see the note on Employee Benefits in Yahoo!’s financial statements in the Form 10-K for the respective year. See the Grants of Plan-Based Awards — Fiscal 2007 table for information on options granted in 2007.

(3)	In 2007, represents for Ms. Decker, car services of $29,335, Company contributions under the Company’s 401(k) Plan of $3,875 and group term life insurance premiums valued at $300; for Mr. Jorgensen, Company contributions under the Company’s 401(k) Plan of $3,875 and group term life insurance premiums valued at $150; for Mr. Callahan, Company contributions under the Company’s 401(k) Plan of $3,875 and group term life insurance premiums valued at $300; for Mr. Murray, group term life insurance premiums valued at $300; for Mr. Rosensweig, severance payment of $375,000 pursuant to Mr. Rosensweig’s Separation Agreement with the Company dated December 5, 2006 (the “Rosensweig Separation Agreement”), Company contributions under the Company’s 401(k) Plan of $495 and group term life insurance premiums valued at $75; and for Mr. Nazem, severance payment of $280,129 pursuant to Mr. Nazem’s Separation Agreement with the Company dated May 30, 2007 (the “Nazem Separation Agreement”), Company contributions under the Company’s 401(k) Plan of $2,990 and group term life insurance premiums valued at $150.

(4)	Mr. Semel resigned as Chief Executive Officer of the Company effective June 18, 2007, and his employment with the Company terminated effective August 16, 2007.

(5)	This amount reflects the reversal for 2007 of $2,895,833 of expense that had previously been recorded in the Company’s 2006 consolidated financial statements in connection with certain outstanding stock awards that were forfeited by Mr. Semel upon the termination of his employment with the Company. Pursuant to SEC rules, in this Summary Compensation Table only the portion of the expense previously reported in the Summary Compensation Table included in the 2007 Proxy Statement is shown as being reversed.

(6)	This amount reflects the reversal for 2007 of $6,178,030 of expense that had previously been recorded in the Company’s 2006 consolidated financial statements in connection with certain outstanding option awards that were forfeited by Mr. Semel upon the termination of his employment with the Company. Pursuant to SEC rules, in this Summary Compensation Table only the portion of the expense previously reported in Summary Compensation Table included in the 2007 Proxy Statement is shown as being reversed.

(7)	In May 2006, Mr. Semel’s annual base salary was reduced from $600,000 to $1, effective May 31, 2006.

(8)	On February 26, 2007 pursuant to his three-year performance and retention compensation arrangement with the Company approved in May 2006, Mr. Semel received an annual bonus for 2006 in the form of a fully-vested stock option to purchase 800,000 shares of Yahoo! common stock. The Option Awards amount includes $8,359,100 of expense recorded with respect to this option in the Company’s 2006 consolidated financial statements.

(9)	This amount includes an adjustment for 2007 of $3,779,411 of additional expense recorded in connection with the modification of certain outstanding option awards held by Ms. Decker in November 2007.

(10)	Mr. Rosensweig’s employment with the Company terminated effective March 31, 2007.

(11)	This amount includes a net adjustment for 2007 of $4,672,997 of additional expense recorded in connection with the modification of certain outstanding restricted stock and restricted stock unit grants under the Rosensweig Separation Agreement. The material terms of the Rosensweig Separation Agreement are described below under “Potential Payments Upon Termination or Change in Control.”

(12)	This amount includes a net adjustment for 2007 of $7,032,387 of additional expense recorded in connection with the modification of certain outstanding option awards pursuant to the Rosensweig Separation Agreement.

(13)	This amount represents a retention bonus that became payable to Mr. Rosensweig in April 2006 on the fourth anniversary of his date of hire with Yahoo! pursuant to a Key Executive New Hire Retention Agreement entered into by Yahoo! and Mr. Rosensweig in April 2002.

(14)	This amount reflects the reversal for 2006 of $2,702,860 of expense that had previously been recorded in the Company’s financial statements in connection with certain outstanding stock awards that were forfeited by Mr. Rosensweig pursuant to the Rosensweig Separation Agreement.

(15)	This amount reflects the reversal for 2006 of $1,478,811 of expense that had previously been recorded in the Company’s financial statements in connection with certain outstanding option awards that were forfeited by Mr. Rosensweig pursuant to the Rosensweig Separation Agreement.

(16)	This amount reflects Mr. Rosensweig’s annual bonus for 2006 pursuant to the Rosensweig Separation Agreement.

(17)	Mr. Nazem’s employment with the Company terminated effective June 8, 2007.

(18)	This amount includes an adjustment for 2007 of $8,982,860 of additional expense recorded in connection with the modification of certain outstanding option awards under the Nazem Separation Agreement. The material terms of the Nazem Separation Agreement are described below under “Potential Payments Upon Termination or Change in Control.”

Grants of Plan-Based Awards — Fiscal 2007

The following table shows all plan-based awards granted to the Named Executive Officers during the fiscal year ended December 31, 2007 and certain outstanding awards that were modified during the fiscal year. The equity awards granted or modified in 2007 identified in the table below are also reported in the Outstanding Equity Awards at 2007 Fiscal Year-End table.

									All
									Other
									Stock	All Other
									Awards:	Option
									Number	Awards:	Exercise	Grant Date
									of	Number of	or Base	Fair Value
			Estimated Future Payouts Under Non-			Estimated Future Payouts Under			Shares	Securities	Price of	of Stock
			Equity Incentive Plan Awards			Equity Incentive Plan Awards			of Stock	Underlying	Option	and Option
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)(1)

Terry S. Semel	2/26/2007									800,000	32.12	7,659,920

Susan L. Decker	11/28/2007									300,000	26.20	2,798,220
	11/28/2007								100,000			2,620,000
	11/28/2007								110,000			2,882,000
	11/28/2007	(2)								2,100,000	31.59	9,753,359

Blake Jorgensen	7/25/2007									425,000	24.68	3,399,490
	7/25/2007								125,000			3,085,000
	8/27/2007									50,000	23.03	380,500
	8/27/2007								16,650			383,450

Michael J. Callahan	2/26/2007									150,000	32.12	1,436,235
	2/26/2007								50,000			1,606,000
	8/27/2007									150,000	23.03	1,141,500
	8/27/2007								50,000			1,151,500

Michael A. Murray	2/26/2007									75,000	32.12	718,118
	2/26/2007								25,000			803,000
	7/25/2007								10,000			246,800
	8/27/2007									40,000	23.03	304,400
	8/27/2007								13,350			307,451

Daniel L. Rosensweig	3/31/2007	(3)								84,375	37.08	426,098
	3/31/2007	(3)								31,250	40.68	184,056
	3/31/2007	(3)								600,000	31.59	6,309,389
	3/31/2007	(3)								203,125	20.58	112,844

Farzad Nazem	6/8/2007	(4)								80,000	34.80	309,067
	6/8/2007	(4)								296,668	30.00	1,726,772
	6/8/2007	(4)								46,875	20.58	394,007
	6/8/2007	(4)								550,000	34.75	589,037
	6/8/2007	(4)								900,000	31.59	5,963,977

(1)	These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options or by vesting in a restricted stock or restricted stock unit award). The value of a stock award or option award is generally based on the fair value as of the grant date of such award determined pursuant to SFAS 123R, except as otherwise noted. The value of modified option awards represents only the additional expense attributable to the modification. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions underlying the grant date fair value of these awards, see Note 12 of the Yahoo! consolidated financial statements in the 2007 Form 10-K, as filed with the SEC.

(2)	This entry reflects modifications to an outstanding option for which the Company incurred and will incur additional expenses for 2007 and subsequent year(s). The terms of these modifications are reported in the narrative that follows.

(3)	These entries reflect modifications to outstanding options in connection with the termination of Mr. Rosensweig’s employment effective March 31, 2007 pursuant to the Rosensweig Separation Agreement dated December 5, 2006, for which the Company incurred an additional expense on its 2007 consolidated financial statements as noted in the Summary Compensation Table above. The terms of these modifications are reported under “Potential Payments Upon Termination or Change in Control” below.

(4)	These entries reflect modifications to outstanding options in connection with the termination of Mr. Nazem’s employment effective June 8, 2007 pursuant to the Nazem Separation Agreement dated May 30, 2007, for which the Company incurred an additional expense on its 2007 consolidated financial statements as noted in the Summary Compensation Table above. The terms of these modifications are reported under “Potential Payments Upon Termination or Change in Control” below.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards — Fiscal 2007 Table

Employment Agreements

In May 2007, the Company entered into an employment letter agreement with Mr. Jorgensen, our Chief Financial Officer. The agreement provided for an initial annual base salary of $450,000, subject to annual review, and a target annual cash bonus equal to 100% of his base salary. The agreement is for at-will employment and does not provide a specified term.

In October 2004, the Company entered into an employment letter agreement with Mr. Murray, our Chief Accounting Officer. The agreement provided for an initial annual base salary of $325,000, subject to annual review, and provides that Mr. Murray’s eligibility to participate in the Company’s incentive bonus plans is also subject to annual review. The agreement is for at-will employment and does not provide a specified term.

Equity-Based Awards

Each of the equity-based awards reported in the Grants of Plan-Based Awards — Fiscal 2007 table was granted under, and is subject to, the terms of our 1995 Stock Plan. The 1995 Stock Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws.

Under the terms of the 1995 Stock Plan, if there is a change in control of Yahoo!, each Named Executive Officer’s outstanding awards granted under the plan will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of options, exercisable. Any options that are vested at the time of the change in control (including options that become vested in connection with the change in control) generally must be exercised within 30 days after the optionee receives notice of the acceleration.

Stock Options.  As described in the “Compensation Discussion and Analysis” above, Ms. Decker and Messrs. Jorgensen, Callahan and Murray were each granted stock options as retention incentives in 2007. The option granted to Ms. Decker in November 2007 covers 300,000 shares of our common stock and, according to the terms of the grant, vests over a three-year period, with 150,000, 75,000 and 75,000 shares, respectively, vesting on each of October 15, 2008, October 15, 2009 and October 15, 2010. Subject to earlier termination of the option, the option will generally remain exercisable for 12 months following the termination of Ms. Decker’s employment with the Company.

The options granted to Messrs. Callahan and Murray in February 2007 cover 150,000 shares and 75,000 shares of our common stock, respectively, and are scheduled to vest 100% on the fourth anniversary of the grant date. The option granted to Mr. Jorgensen in July 2007 in connection with his commencing employment with the Company covers 425,000 shares of our common stock and is scheduled to vest 25% on the first anniversary of the grant date, with the remainder being scheduled to vest in six equal semi-annual installments over the three-year period thereafter. Finally, the options granted to Messrs. Jorgensen, Callahan and Murray in August 2007 cover 50,000, 150,000 and 40,000 shares of our common stock, respectively, and are scheduled to vest in equal installments on each of the first four anniversaries of the grant date.

The Grants of Plan-Based Awards — Fiscal 2007 table above also reflects the fully-vested option to purchase 800,000 shares of our common stock awarded to Mr. Semel in February 2007 in respect of his 2006 bonus. Subject to the earlier expiration of the stock option, the option will generally remain exercisable following the termination of Mr. Semel’s employment for a period of three years.

Each of the options granted to Named Executive Officers during 2007 has a per-share exercise price equal to the closing price of our common stock on the grant date and a maximum term of seven years. These options do not include any dividend rights.

Stock Awards.  As described in the “Compensation Discussion and Analysis” above, Ms. Decker and Messrs. Jorgensen, Callahan and Murray were each granted restricted stock unit awards as retention incentives in 2007. In November 2007, Ms. Decker was granted an award of 100,000 restricted stock units that are scheduled to vest on October 15, 2008 and an award of 110,000 restricted stock units that are scheduled to vest on October 15, 2009. Messrs. Callahan and Murray were granted 50,000 and 25,000 restricted stock units, respectively, in February 2007 that are scheduled to vest 100% on the third anniversary of the grant date. In July 2007, Mr. Jorgensen was granted 125,000 restricted stock units in connection with his commencing employment with the Company that are also scheduled to vest 100% on the third anniversary of the grant date, and Mr. Murray received a special grant of 10,000 restricted stock units that are scheduled to vest 100% on the second anniversary of the grant date. Finally, Messrs. Jorgensen, Callahan and Murray were granted 16,650, 50,000 and 13,350 restricted stock units, respectively, in August 2007 that are scheduled to vest 100% on the second anniversary of the grant date.

Subject to the executive’s continued employment with the Company, each of the restricted stock unit awards is payable in shares of the Company’s common stock on a one-for-one basis following the vesting date. The restricted stock unit awards granted to Named Executive Officers during 2007 do not include any dividend rights.

Modifications of Outstanding Equity-Based Awards.  As described in the “Compensation Discussion and Analysis” above, in November 2007 the Compensation Committee approved a new compensation arrangement for Ms. Decker in connection with her appointment as President, and as part of that arrangement, approved an amendment to the stock option granted to Ms. Decker by the Company on May 31, 2006 to provide that, upon the termination of Ms. Decker’s employment with the Company for any reason, the portion of the option that is then outstanding and vested will remain exercisable for three years following the date of such termination (subject to earlier termination on the expiration date of the option). For a discussion of the modifications during 2007 to certain equity-based awards held by Messrs. Rosensweig and Nazem, see the discussion of their respective separation arrangements below under “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2007.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market or
			Incentive					Number of	Payout
			Plan					Unearned	Value of
			Awards:					Shares,	Unearned
	Number of	Number of	Number of			Number of		Units or	Shares,
	Securities	Securities	Securities			Shares or	Market Value	Other	Units or
	Underlying	Underlying	Underlying			Units of	of Shares or	Rights	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Units of Stock	That Have	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	That Have Not	Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)	($)(1)

Jerry Yang	900,000	0		4.62	10/2/2011
	800,000	0		8.23	12/11/2012

Terry S. Semel	3,000,000	0		30.00	8/16/2010
	2,000,000	0		37.50	8/16/2010
	1,800,000	0		20.85	8/16/2010
	4,000,000	0		20.85	8/16/2010
	1,200,000	0		37.08	8/16/2010
	1,000,000	0		34.75	8/16/2010
	1,300,000	0		40.68	8/16/2010
	1,500,000	0		31.59	8/16/2010
	800,000	0		32.12	8/16/2010

	Option Awards						Stock Awards
											Equity
										Equity	Incentive
										Incentive	Plan
										Plan	Awards:
				Equity						Awards:	Market or
				Incentive						Number of	Payout
				Plan						Unearned	Value of
				Awards:						Shares,	Unearned
	Number of	Number of		Number of			Number of			Units or	Shares,
	Securities	Securities		Securities			Shares or		Market Value	Other	Units or
	Underlying	Underlying		Underlying			Units of		of Shares or	Rights	Other
	Unexercised	Unexercised		Unexercised	Option		Stock That		Units of Stock	That Have	Rights That
	Options	Options		Unearned	Exercise	Option	Have Not		That Have Not	Not	Have Not
	(#)	(#)		Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)(1)	(#)	($)(1)

Susan L. Decker	1,000,000	0			69.75	6/13/2010
	250,000	0			30.00	10/13/2010
	445,000	0			13.28	1/12/2011
	125,000	0			7.18	4/25/2012
	166,667	0			7.83	6/20/2012
	700,000	0			8.23	12/11/2012
	250,000	0			20.58	12/10/2013
	150,000	0			37.08	12/16/2014
	550,000	0			34.75	2/1/2015
	62,500	62,500	(2)		40.68	12/20/2012
	600,000	1,500,000	(3)		31.59	5/31/2013
	0	300,000	(4)		26.20	11/28/2014
							150,000	(5)	3,489,000
							35,000	(6)	814,100
							100,000	(7)	2,326,000
							110,000	(8)	2,558,600
Blake Jorgensen	0	425,000	(9)		24.68	7/25/2014
	0	50,000	(10)		23.03	8/27/2014
							125,000	(11)	2,907,500
							16,650	(12)	387,279

Michael J. Callahan	60,000	0			83.28	12/14/2009
	7,500	0			95.88	3/21/2010
	34,000	0			52.75	7/11/2010
	82,500	0			30.00	10/13/2010
	78,750	0			20.58	12/10/2013
	48,750	16,250	(13)		37.08	12/16/2014
	0	100,000	(14)		34.75	2/1/2015
	15,000	15,000	(2)		40.68	12/20/2012
	66,000	264,000	(15)		31.59	5/31/2013
	0	150,000	(16)		32.12	2/26/2014
	0	150,000	(17)		23.03	8/27/2014
							35,000	(5)	814,100
							15,000	(6)	348,900
							73,000	(18)	1,697,980
							50,000	(12)	1,163,000
							50,000	(19)	1,163,000

Michael A. Murray	75,000	25,000	(20)		36.19	10/29/2014
	0	100,000	(21)		34.23	8/16/2012
	10,000	10,000	(22)		40.68	12/20/2012
	15,000	60,000	(23)		31.59	5/31/2013
	0	75,000	(16)		32.12	2/26/2014
	0	40,000	(17)		23.03	8/27/2014
							35,000	(24)	814,100
							7,000	(25)	162,820
							17,000	(26)	395,420
							25,000	(27)	581,500
							10,000	(28)	232,600
							13,350	(12)	310,521

Daniel L. Rosensweig	84,375	0			37.08	3/31/2010
	31,250	0			40.68	3/31/2010
	600,000	0			31.59	3/31/2010

Farzad Nazem	80,000	0			34.80	8/19/2009
	296,668	0			30.00	6/8/2010
	175,000	0			20.58	6/8/2010
	550,000	0			34.75	6/8/2010
	900,000	0			31.59	6/8/2010

(1)	Value is based on the closing price of Yahoo! common stock of $23.26 on December 31, 2007, as reported on the Nasdaq Global Select Market.

(2)	25% of these securities will become exercisable semi-annually through December 20, 2009.

(3)	20% of these securities will become exercisable on May 31, 2008, and 40% of these securities will become exercisable on each of May 31, 2009 and May 31, 2010.

(4)	50% of these securities will become exercisable on October 15, 2008 and an additional 25% of these securities will become exercisable on each of October 15, 2009 and October 15, 2010.

(5)	100% of the shares subject to these restricted stock awards will vest on February 1, 2008.

(6)	100% of these restricted stock units will vest on December 20, 2008.

(7)	100% of these restricted stock units will vest on October 15, 2008.

(8)	100% of these restricted stock units will vest on October 15, 2009.

(9)	25% of these securities will become exercisable on June 4, 2008 and an additional 75% of these securities will become exercisable semi-annually through June 4, 2011.

(10)	25% of these securities will become exercisable annually through August 27, 2011.

(11)	100% of these restricted stock units will vest on July 25, 2010.

(12)	100% of these restricted stock units will vest on August 27, 2009.

(13)	25% of these securities will become exercisable quarterly through December 16, 2008.

(14)	33.3% of these securities will become exercisable on February 1, 2008, and the remaining 66.7% of these securities will become exercisable on February 1, 2009.

(15)	25% of these securities will become exercisable on each of May 31, 2008 and May 31, 2009, and 50% of these securities will become exercisable on May 31, 2010.

(16)	100% of these securities will become exercisable on February 26, 2011.

(17)	25% of these securities will become exercisable annually through August 27, 2011.

(18)	100% of these restricted stock units will vest on May 31, 2009.

(19)	100% of these restricted stock units will vest on February 26, 2010.

(20)	25% of these securities will become exercisable quarterly through October 29, 2008.

(21)	33.3% of these securities will become exercisable on August 16, 2008, and the remaining 66.7% of these securities will become exercisable on August 16, 2009.

(22)	25% of these securities will become exercisable semi-annually through December 20, 2009.

(23)	25% of these securities will become exercisable on each of May 31, 2008 and May 31, 2009 and 50% of these securities will become exercisable on May 31, 2010.

(24)	100% of these shares of restricted stock will vest on August 16, 2008.

(25)	100% of these restricted stock units will vest on December 20, 2008.

(26)	100% of these restricted stock units will vest on May 31, 2009.

(27)	100% of these restricted stock units will vest on February 26, 2010.

(28)	100% of these restricted stock units will vest on July 25, 2009.

In each case, vesting is conditioned upon the Named Executive Officer’s continuous employment through the applicable vesting date.

Option Exercises and Stock Vested — Fiscal 2007

The following table shows all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during fiscal 2007.

	Option Awards		Stock Awards
			Number of
	Number of Shares	Value Realized	Shares Acquired	Value Realized
	Acquired on Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(1)

Jerry Yang	0	0	0	0
Terry S. Semel	2,472,764	37,834,154	0	0
Susan L. Decker	0	0	65,000	1,849,585
Blake Jorgensen	0	0	0	0
Michael J. Callahan	18,959	410,847	0	0
Michael A. Murray	0	0	15,000	476,850
Daniel L. Rosensweig	413,875	6,015,129	211,667	6,355,795
Farzad Nazem	1,135,000	15,708,856	285,000	8,077,185

(1)	The value realized equals the difference between the option exercise price and the fair market value of Yahoo! common stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

(2)	The value realized equals the fair market value of Yahoo! common stock on the vesting date, multiplied by the number of shares that vested.

Potential Payments Upon Termination or Change in Control

Except for the separation agreements discussed below, the Named Executive Officers were not covered by any Company plan or agreement that provided severance benefits if their employment had been terminated at the end of fiscal 2007. However, as noted in the “Compensation Discussion and Analysis” above, the Compensation Committee approved two change in control severance plans on February 12, 2008 that, together, cover all full-time employees of the Company, including each of the Named Executive Officers currently employed by the Company. The material terms of these plans are described in a Form 8-K filed by the Company with the SEC on February 19, 2008.

Daniel Rosensweig

On December 5, 2006, the Company entered into an agreement with Mr. Rosensweig effecting Mr. Rosensweig’s resignation as Chief Operating Officer of the Company, effective as of March 31, 2007. Under the Rosensweig Separation Agreement and subject to certain terms and conditions set forth therein, the Company and Mr. Rosensweig agreed to, among other items, the following:

•	Mr. Rosensweig would continue to provide services including transition services between December 5, 2006 and March 31, 2007.

•	The Company would pay Mr. Rosensweig a lump sum payment equal to his base salary for the period from March 31, 2007 through December 31, 2007. Pursuant to this provision, the Company made a severance payment to Mr. Rosensweig of $375,000. The Company would also pay Mr. Rosensweig $900,000 as his annual bonus for 2006.

•	With respect to the stock options granted to Mr. Rosensweig on May 31, 2006 (the “May Options”), the portion of such options that would have otherwise vested on May 31, 2007 shall become vested on March 31, 2007 and shall be exercisable in accordance with their terms (including a three year post termination exercise period). With respect to other options granted to Mr. Rosensweig with an exercise price in excess of the market price of the Company’s common stock on December 5, 2006 (the “Underwater Options”), the portion of such options that would have otherwise vested by May 31, 2007 would become vested on March 31, 2007 and the period to exercise all Underwater Options would be extended for three years following March 31, 2007. Mr. Rosensweig’s right to exercise the May Options and Underwater Options would become effective as follows: exercisable with respect to 60% of the shares subject to such options upon the twelve (12) month anniversary of March 31, 2007 and with respect to an additional 20% of the shares subject to such options on each of the twenty-four (24) month and thirty (30) month anniversaries of March 31, 2007. All other options would continue to vest only through March 31, 2007 and would be exercisable in accordance with their terms.

•	The performance-based restricted stock unit awards granted to Mr. Rosensweig on December 20, 2005 and May 31, 2006 would become fully vested on March 31, 2007, subject to achievement of the applicable performance goals under those awards. In addition, a total of 146,667 shares of the time-based restricted stock award granted to Mr. Rosensweig on February 1, 2005 would become fully vested on March 31, 2007.

•	Mr. Rosensweig’s right to exercise any of his options following the termination of his employment and his rights with respect to any accelerated vesting of his restricted stock and restricted stock units are subject to his compliance with certain covenants in favor of the Company set forth in the Rosensweig Separation Agreement. In addition, the Rosensweig Separation Agreement includes Mr. Rosensweig’s general release of claims against the Company.

Farzad Nazem

On May 30, 2007, the Company entered into an agreement with Farzad Nazem providing for Mr. Nazem’s resignation as Head of Technology Group and Chief Technology Officer of the Company, effective as of June 8, 2007. Under the Nazem Separation Agreement and subject to certain terms and conditions set forth therein, the Company and Mr. Nazem have agreed to, among other items, the following:

•	Mr. Nazem would continue to provide services including transition services between May 30, 2007 and June 8, 2007.

•	The Company would pay Mr. Nazem a lump sum payment equal to his base salary for the period from June 8, 2007 through December 31, 2007. Pursuant to this provision, the Company made a severance payment to Mr. Nazem of $280,129.

•	With respect to the stock options granted to Mr. Nazem on December 10, 2003, February 1, 2005 and May 31, 2006, each of these options, to the extent outstanding and unvested as of June 8, 2007, would become fully vested on June 8, 2007. Mr. Nazem’s right to exercise the foregoing options, as well as the stock options granted to Mr. Nazem on August 19, 1999 and October 13, 2000, would be extended for three years following June 8, 2007 and such right to exercise generally would become effective in installments as to 30%, 30%, 20% and 20% of the shares subject to each option on each of June 8, 2007, and the 12-month, 24-month, and 30-month anniversaries of June 8, 2007, respectively. All of Mr. Nazem’s other options would continue to vest only through June 8, 2007 and would be exercisable in accordance with their terms.

•	Each of Mr. Nazem’s restricted stock and restricted stock unit awards, to the extent outstanding and unvested as of May 30, 2007, would become fully vested on May 30, 2007.

•	Mr. Nazem’s right to exercise any of his options following the termination of his employment is subject to his compliance with certain restrictive covenants in favor of the Company set forth in the Nazem Separation Agreement, including Mr. Nazem’s agreement not to engage in certain competitive activities for three years following June 8, 2007 and Mr. Nazem’s agreement not to solicit any employees or contractors of the Company. In addition, the Nazem Separation Agreement includes Mr. Nazem’s general release of claims against the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2007 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including the 1995 Stock Plan, the Directors’ Plan, and the Amended and Restated 1996 Employee Stock Purchase Plan (the “Purchase Plan”). Each of these plans has been approved by the Company’s stockholders. The Company does not maintain any equity incentive plans that have not been approved by stockholders.

Number of Securities to be
	Issued Upon Exercise of		Weighted Average Exercise		Number of Securities
	Outstanding Options,		Price of Outstanding Options,		Remaining Available
Plan Category	Warrants and Rights		Warrants and Rights		for Future Issuance

Equity compensation plans approved by security holders(1)	198,213,425	(2)	$30.08	(3)	96,943,326	(4)

(1)	Does not include options to purchase an aggregate of 7,403,975 shares of the Company’s common stock that the Company assumed through acquisitions as of December 31, 2007. The weighted average exercise price of those outstanding options is $9.26 per share.

(2)	Does not include 5,098,394 shares of the Company’s common stock issued and outstanding pursuant to unvested restricted stock awards. Includes 25,033,928 shares of the Company’s common stock that are subject to outstanding restricted stock unit awards and 719,122 shares of the Company’s common stock that are subject to outstanding stock appreciation rights.

(3)	Calculated exclusive of outstanding restricted stock unit awards.

(4)	Of these shares, 68,897,389 were available for award grant purposes under the 1995 Stock Plan, 4,813,473 were available for award grant purposes under the Directors’ Plan, and 23,232,464 were available under the Purchase Plan, as of December 31, 2007. Subject to certain express limits of the 1995 Stock Plan, shares available under the 1995 Stock Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in shares of our common stock or units of our common stock. Pursuant to the 1995 Stock Plan, as amended and restated at the 2007 annual meeting, shares that are issued in respect of any “full-value awards” (awards other than option and stock appreciation rights with an exercise or base price that is no less than the fair market value of a share of common stock on the date the award is granted) under the 1995 Stock Plan counted as 1.75 shares until June 11, 2007 and 2.00 shares beginning on June 12, 2007 against the 1995 Stock Plan’s share limit. Shares issued in respect of “full-value awards” granted under the Directors’ Plan after the 2006 annual meeting count as 1.75 shares for every one share actually issued in connection with the award.

INFORMATION REGARDING BENEFICIAL OWNERSHIP OF
PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth certain information that has been provided to the Company or included in a Schedule 13G filed with the SEC with respect to beneficial ownership of shares of the Company’s common stock as of April 1, 2008 (except where another date is indicated) for (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers, and (iv) all directors and current executive officers of the Company as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Common Stock
Beneficial Owner	Ownership(1)	Outstanding(2)

Capital World Investors(3)	135,542,600	9.85%
333 South Hope Street
Los Angeles, CA 90071
Legg Mason Capital Management, Inc.(4)	92,043,501	6.69%
100 Light Street
Baltimore, MD 21202
Capital Research Global Investors(5)	85,106,000	6.19%
333 South Hope Street
Los Angeles, CA 90071
David Filo(6)	79,897,428	5.80%
Jerry Yang(7)	54,110,564	3.93%
Terry S. Semel(8)	18,175,760	1.31%
Susan L. Decker(9)	4,988,843	*
Farzad Nazem(10)	2,470,210	*
Arthur H. Kern(11)	794,330	*
Daniel L. Rosensweig(12)	715,625	*
Eric Hippeau(13)	647,948	*
Michael J. Callahan(14)	523,461	*
Ronald W. Burkle(15)	422,500	*
Gary L. Wilson(16)	335,700	*
Edward R. Kozel(17)	306,162	*
Roy J. Bostock(18)	256,244	*
Robert A. Kotick(19)	244,720	*
Michael A. Murray(20)	179,544	*
Vyomesh Joshi(21)	109,833	*
Mary Agnes Wilderotter(22)	30,000	*
Blake Jorgensen	0	*
All directors and current executive officers as a group (16 persons)(23)	142,847,277	10.30%

*	Less than one percent.

(1)	The number of shares beneficially owned by each person or group as of April 1, 2008 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.

(2)	For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 1,375,985,854 shares of common stock outstanding on April 1, 2008 and the number of shares of common stock that such person or group had the right to acquire on or within 60 days of that date, including, but not limited to, upon the exercise of options and vesting and release of restricted stock units.

(3)	Beneficial ownership information is based on information contained in a Schedule 13G/A filed with the SEC on April 10, 2008 by Capital World Investors. The Schedule 13G/A indicates that Capital World Investors, a division of Capital Research and Management Company (“CRMC”), is deemed to be the beneficial owner of 135,542,600 shares as a result of CRMC’s acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, and that it has sole voting power over 44,433,600 of such shares and sole dispositive power over all of such shares.

(4)	Beneficial ownership information is based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2008 by Legg Mason Capital Management, Inc. and LMM LLC. The Schedule 13G/A indicates that Legg Mason Capital Management, Inc. and LMM LLC collectively own beneficially 92,043,501 shares, of which Legg Mason Capital Management, Inc. is the beneficial owner of 83,843,501 shares, and LMM LLC is the beneficial owner of 8,200,000 shares. Legg Mason Capital Management, Inc. and LMM LLC share voting and dispositive power for all 92,043,501 shares.

(5)	Beneficial ownership information is based on information contained in a Schedule 13G filed with the SEC on February 11, 2008 by Capital Research Global Investors. The Schedule 13G indicates that Capital Research Global Investors, a division of CRMC, is deemed to be the beneficial owner of 85,106,000 shares as a result of CRMC’s acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, and that it has sole voting power over 27,703,000 of such shares and sole dispositive power over all of such shares.

(6)	Includes 1,700,000 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Company’s 1995 Stock Plan.

(7)	Includes 1,300,000 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Company’s 1995 Stock Plan. Also includes 6,310 shares held by Mr. Yang’s wife, of which he disclaims beneficial ownership.

(8)	Based on information provided by Mr. Semel, the beneficial ownership information is as of December 31, 2007. Includes 16,600,000 shares issuable upon exercise of options exercisable within 60 days of December 31, 2007 under the Company’s 1995 Stock Plan. Also includes 760 shares held by his children, of which Mr. Semel disclaims beneficial ownership.

(9)	Includes 4,599,167 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Company’s 1995 Stock Plan.

(10)	Based on information provided by Mr. Nazem, the beneficial ownership information is as of December 31, 2007. Includes 2,001,668 shares issuable upon exercise of options exercisable within 60 days of December 31, 2007 under the Company’s 1995 Stock Plan.

(11)	Includes 515,023 shares issuable upon exercise of an option exercisable within 60 days of April 1, 2008 under the Directors’ Plan and 9,307 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

(12)	Based on information provided by Mr. Rosensweig, the beneficial ownership information is as of December 31, 2007. Includes 715,625 shares issuable upon exercise of options exercisable within 60 days of December 31, 2007 under the Company’s 1995 Stock Plan.

(13)	Includes 516,698 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Directors’ Plan and 8,750 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

(14)	Includes 495,895 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Company’s 1995 Stock Plan.

(15)	Includes 413,750 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Directors’ Plan and 8,750 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

(16)	Includes 326,950 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Directors’ Plan and 8,750 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

(17)	Includes 274,512 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Directors’ Plan and 8,750 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

(18)	Includes 235,494 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Directors’ Plan and 8,750 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

(19)	Includes 235,890 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Directors’ Plan, 8,750 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates, and 80 shares held by Mr. Kotick’s wife, of which he disclaims beneficial ownership.

(20)	Includes 127,500 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Company’s 1995 Stock Plan.

(21)	Includes 97,083 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008 under the Directors’ Plan and 8,750 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

(22)	Includes 22,500 shares issuable upon exercise of options exercisable within 60 days of April 1, 2008, 2,500 shares issuable pursuant to restricted stock units vesting within 60 days of April 1, 2008 under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates, and 5,000 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

(23)	Includes 10,860,462 shares issuable upon exercise, by certain directors and executive officers, of options exercisable within 60 days of April 1, 2008, 2,500 shares issuable pursuant to restricted stock units vesting within 60 days of April 1, 2008 on the earlier of the third anniversary of the date of grant or the date the director’s service terminates, and 75,557 shares issuable pursuant to vested restricted stock units under the Directors’ Plan on the earlier of the third anniversary of the date of grant or the date the director’s service terminates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTION POLICY

Our board of directors has adopted a written Related Party Transaction Policy (the “Policy”). The purpose of the Policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) the Company is a participant and (iii) a related person has or will have a direct or indirect material interest. For purposes of the Policy, a related person is each member of the board of directors, each executive officer, any nominee for director, any security holder known to the Company to own of record or beneficially 5% or greater of any class of its voting securities or any immediate family member of any of the foregoing persons.

Once a related party transaction has been identified, the Audit Committee or another independent committee of the board of directors must review the transaction for approval or ratification. In determining whether to approve or ratify a related party transaction, the Audit Committee or other independent committee, as applicable, shall consider all relevant facts and circumstances, including the following factors:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including the amount involved and type of transaction;

•	the importance of the transaction to the related person and to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company and its stockholders; and

•	any other matters the Audit Committee or other committee, as applicable, deems appropriate.

No director may participate in any discussion, approval or ratification of a transaction in which he or she is a related person, except that the director shall provide all material information concerning the transaction to the Audit Committee or such other designated independent committee.

CERTAIN TRANSACTIONS

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

DIRECTOR INDEPENDENCE

The Company’s Corporate Governance Guidelines (the “Guidelines”) provide that the board of directors shall be comprised of a majority of directors who, in the business judgment of the Board, qualify as Independent Directors under applicable SEC rules, the Nasdaq listing standards and the Company’s Guidelines.

Each director’s relationships with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) that have been identified are reviewed annually, and only those directors (i) who in the opinion of the Board have no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and (ii) who otherwise meet the requirements of the Nasdaq listing standards are considered Independent Directors.

The Board has affirmatively determined that all of its current directors, except Jerry Yang who serves as Chief Executive Officer of the Company, are Independent Directors, each of the members of the Nominating/Governance, Compensation and Audit Committees is an Independent Director and each member of the Audit Committee meets the independence standards required for Audit Committee members under the Nasdaq listing standards and applicable SEC rules. Mr. Semel, who served on our board of directors until his resignation on January 31, 2008, was not an Independent Director during the period of his service on our board of directors because he also served as our Chief Executive Officer until his resignation as Chief Executive Officer on June 18, 2007.

The Independent Directors are:

Roy J. Bostock
Ronald W. Burkle
Eric Hippeau
Vyomesh Joshi
Arthur H. Kern
Robert A. Kotick
Edward R. Kozel
Mary Agnes Wilderotter
Gary L. Wilson

In making its subjective determination that each non-employee director is independent, the Board considered the transactions described below in the context of the Nasdaq objective standards, the special standards established by Nasdaq and the SEC for members of the Audit Committee and the SEC and the Internal Revenue Service standards for Compensation Committee members. In each case, the Board affirmatively determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not, or would not, interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities as a director.

The Board’s independence determinations included reviewing the following transactions:

•	Transactions in the ordinary course of business between the Company and an entity of which the Company’s director is an executive officer, employee or substantial owner, or an immediate family member of an executive officer of such entity. The Board reviewed certain relationships and/or transactions in the ordinary course of business with the following companies and their applicable subsidiaries: Activision, Inc. (for which Mr. Kotick serves as Chairman and Chief Executive Officer), Citizens Communications Company (for which Mrs. Wilderotter serves as Chairman, Chief Executive Officer and President), and Hewlett-Packard Company (for which Mr. Joshi serves as an Executive Vice President).

•	Other transactions between the Company and an entity of which the Company’s director is an executive officer, employee or substantial owner, or an immediate family member of an executive officer of such entity. The Board reviewed the Company’s relationship with and the Company’s investment in a venture capital fund managed by SOFTBANK Capital (for which Mr. Hippeau serves as a Managing Partner). Pursuant to a 1999 partnership agreement, the Company invested on the same terms and on the same basis as all other limited partners.

•	Transactions in the ordinary course of business between the Company and an entity in which the Company’s director serves or served as a non-employee director in 2007. Although these types of transactions would generally not be deemed to compromise a director’s independence, information regarding these transactions is provided to the board of directors for consideration. The Board reviewed certain relationships/transactions in the ordinary course of business involving aggregate payments greater or equal to $10,000 with the following companies and their applicable subsidiaries, for which the following directors served as a non-employee director or trustee during all or part of 2007: BeliefNet, Inc. (Mr. Hippeau); Current Media, LLC (Mr. Burkle); Environmental Defense (Mr. Kern); KB Home Corporation (Mr. Burkle); Morgan Stanley (Mr. Bostock); Network Appliance, Inc. (Mr. Kozel); Northwest Airlines Corporation (Messrs. Bostock and Wilson); PureVideo Networks (Mr. Hippeau); Reuters Group PLC (Mr. Kozel), Starwood Hotels and Resorts Worldwide, Inc. (Mr. Hippeau); The McClatchy Company (Mrs. Wilderotter); ThumbPlay, Inc. (Mr. Hippeau); Tribune Company (Mrs. Wilderotter) and Xerox Corporation (Mrs. Wilderotter).

•	Discretionary charitable contributions to organizations for which a Company’s director or a director’s spouse serves as an executive officer, trustee or director or is otherwise affiliated. The Board reviewed certain discretionary charitable contributions by the Company to the following organizations affiliated with the Company’s non-employee directors: Committee for Economic Development (Mr. Bostock) and the Partnership for a Drug Free America (Mr. Bostock).

•	The Board also reviewed certain other relationships relevant to determining board member independence. Mr. Bostock is a director and the current Chairman of the Board of Northwest Airlines Corporation, and Mr. Wilson is a former director and Chairman of the Board of Northwest Airlines Corporation. Each of Messrs. Wilson and Bostock serves as a member of the board of visitors of the Fuqua School of Business at Duke University and on the advisory board of Neospire Corporation. Mr. Bostock’s son-in-law is a managing director of Morgan Stanley’s asset management division. Messrs. Hippeau and Joshi each has a daughter that interned at the Company during the summer of 2007. Mr. Kotick served concurrently with Mr. Semel, the Company’s former Chairman of the Board and Chief Executive Officer, on the Board of Trustees of the Los Angeles County Museum of Art.

Item 14.	Principal Accountant Fees and Services

FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL
REGISTERED PUBLIC ACCOUNTING FIRM

For the fiscal year ended December 31, 2007, PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed the approximate fees set forth below (in millions):

	2007	2006

Audit Fees(1)	$8.0	$7.2
Audit-Related Fees(2)	0.2	0.4
Tax Fees(3)	1.3	1.2
All Other Fees	—	—

Total	$9.5	$8.8

(1)	Aggregate audit fees consist of fees billed for professional services rendered for the audit of Yahoo!’s consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Yahoo!’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attest services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed for professional services related to federal, state and international tax compliance, tax advice, assistance with tax audits and appeals and advice related to mergers and acquisitions.

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which the Company management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. The Audit Committee designated the Audit Committee Chair (currently Mrs. Wilderotter) to have the authority to pre-approve interim requests for certain additional non-audit services that were not contained in the annual pre-approval request. The Audit Committee Chair shall approve or reject any interim non-audit service requests and report any interim service pre-approvals at the following Audit Committee meeting.

All services provided by PricewaterhouseCoopers LLP during the fiscal year ended December 31, 2007 and December 31, 2006 were approved by the Audit Committee.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2008.
31.2	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2008.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized, on the 29th day of April 2008.

YAHOO! INC.

By:	/s/ Blake Jorgensen
Blake Jorgensen
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2008.
31.2	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 29, 2008.