Form 10-Q
period 2008-03-31
YAHOO INC
filed 2008-05-08
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, $0.001 par value	1,375,835,884

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(Unaudited, in thousands except per share amounts)

Revenues	$1,671,850	$1,817,602
Cost of revenues	713,637	755,083

Gross profit	958,213	1,062,519

Operating expenses:
Sales and marketing	367,419	424,591
Product development	239,500	305,606
General and administrative	155,165	171,080
Amortization of intangibles	27,102	23,740
Strategic workforce realignment costs, net	—	16,885

Total operating expenses	789,186	941,902

Income from operations	169,027	120,617
Other income, net	35,451	23,662

Income before income taxes, earnings in equity interests, and minority interests	204,478	144,279
Provision for income taxes	(92,358)	(56,973)
Earnings in equity interests	29,149	454,782
Minority interests in operations of consolidated subsidiaries	1,155	75

Net income	$142,424	$542,163

Net income per share — basic	$0.11	$0.41

Net income per share — diluted	$0.10	$0.37

Shares used in per share calculation — basic	1,352,476	1,333,730

Shares used in per share calculation — diluted (Note 2)	1,418,225	1,395,416

Stock-based compensation expense by function:
Cost of revenues	$2,007	$3,280
Sales and marketing	50,268	65,538
Product development	48,300	48,082
General and administrative	39,431	20,389
Strategic workforce realignment expense reversals	—	(12,284)

Total stock-based compensation expense	$140,006	$125,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2007	2008
	(Unaudited, in thousands
	except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,513,930	$2,341,205
Short-term marketable debt securities	487,544	267,129
Accounts receivable, net	1,055,532	1,039,957
Prepaid expenses and other current assets	180,716	190,878

Total current assets	3,237,722	3,839,169
Long-term marketable debt securities	361,998	239,428
Property and equipment, net	1,331,632	1,363,475
Goodwill	4,002,030	4,156,598
Intangible assets, net	611,497	651,774
Other long-term assets	503,945	221,594
Investments in equity interests	2,180,917	2,953,765

Total assets	$12,229,741	$13,425,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,162	$134,133
Accrued expenses and other current liabilities	1,006,188	1,053,271
Deferred revenue	368,470	495,999
Short-term debt	749,628	—

Total current liabilities	2,300,448	1,683,403
Long-term deferred revenue	95,129	307,191
Long-term debt	—	582,954
Other long-term liabilities	28,086	25,693
Deferred and other long-term tax liabilities, net	260,993	314,415
Commitments and contingencies (Note 12)	—	—
Minority interests in consolidated subsidiaries	12,254	12,179
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,534,893 and 1,554,569 shares issued, respectively, and 1,330,828 and 1,346,477 shares outstanding, respectively	1,527	1,548
Additional paid-in capital	9,937,010	10,329,985
Treasury stock at cost, 204,065 and 208,092 shares, respectively	(5,160,772)	(5,257,864)
Retained earnings	4,423,864	4,966,027
Accumulated other comprehensive income	331,202	460,272

Total stockholders’ equity	9,532,831	10,499,968

Total liabilities and stockholders’ equity	$12,229,741	$13,425,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(Unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,424	$542,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94,509	117,557
Amortization of intangible assets	56,493	69,954
Stock-based compensation expense	140,006	137,289
Stock-based strategic workforce realignment expense reversals	—	(12,284)
Tax benefits from stock-based awards	67,691	—
Excess tax benefits from stock-based awards	(52,069)	—
Deferred income taxes	(42,300)	29,636
Earnings in equity interests	(29,149)	(454,782)
Minority interests in operations of consolidated subsidiaries	(1,155)	(75)
Gains from sales of investments, assets, and other, net	(2,857)	(3,307)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	40,214	27,180
Prepaid expenses and other	13,358	(4,446)
Accounts payable	30,980	(44,343)
Accrued expenses and other liabilities	(34,722)	46,235
Deferred revenue	11,277	335,528

Net cash provided by operating activities	434,700	786,305

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(118,019)	(139,793)
Purchases of marketable debt securities	(570,287)	(32,757)
Proceeds from sales and maturities of marketable debt securities	727,996	376,542
Acquisitions, net of cash acquired	(11,579)	(166,289)
Purchases of intangible assets	(6,570)	(8,858)
Other investing activities, net	—	(10,435)

Net cash provided by investing activities	21,541	18,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	71,922	126,570
Repurchases of common stock	(595,006)	(79,236)
Structured stock repurchases, net	(250,000)	—
Excess tax benefits from stock-based awards	52,069	—
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	—	(52,493)

Net cash used in financing activities	(721,015)	(5,159)

Effect of exchange rate changes on cash and cash equivalents	3,981	27,719
Net change in cash and cash equivalents	(260,793)	827,275
Cash and cash equivalents at beginning of period	1,569,871	1,513,930

Cash and cash equivalents at end of period	$1,309,078	$2,341,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows — (Continued)

Supplemental cash flow disclosures:

During the three months ended March 31, 2008, the holders of the Company’s zero coupon senior convertible notes (the “Notes”) converted $167 million of the Notes into 8.1 million shares of Yahoo! common stock. See Note 9 — “Long-Term Debt” and Note 17 — “Subsequent Events” for additional information.

	Three Months Ended
	March 31,	March 31,
	2007	2008
	(Unaudited, in thousands)

Acquisition-related activities:
Cash paid for acquisitions	$15,873	$166,546
Cash acquired in acquisitions	(4,294)	(257)

	$11,579	$166,289

Fair value of common stock and vested stock-based awards issued in connection with acquisitions	$35,004	$—

See Note 3 — “Acquisitions” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo! is focused on powering its communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. To users, Yahoo! provides owned and operated online properties and services (“Yahoo! Properties,” “Offerings,” or “Owned and Operated sites”). Yahoo! also extends its marketing platform and access to Internet users beyond Yahoo! Properties through its distribution network of third-party entities (referred to as “Affiliates”) who have integrated the Company’s advertising offerings into their Websites (referred to as “Affiliate sites”) or their other offerings. To advertisers and publishers, Yahoo! provides a range of marketing solutions and tools that enable businesses to reach users who visit Yahoo! Properties and its Affiliate sites. Publishers, such as eBay Inc., WebMD, Cars.com, Forbes.com, and the Newspaper Consortium (the Company’s strategic partnership with a consortium of more than 20 leading United States (“U.S.”) newspaper publishing companies), are a subset of its Affiliates and are primarily Websites and search engines that attract users by providing content of interest, presented on Web pages that have space for advertisements. To developers, Yahoo! provides an innovative and easily accessible array of Web Services and Application Programming Interfaces (“APIs”), technical resources, tools, and channels to market.

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the closing date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill and other intangible assets, investments in equity interests, income taxes, and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to calculate the fair value of stock-based awards granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements for the year ended December 31, 2007, but does not include all disclosures required by GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company is currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial position, cash flows, and results of operations.

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

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s Notes (using the if-converted method). Potentially dilutive securities representing approximately 132 million and 136 million shares of common stock for the three months ended March 31, 2007 and 2008, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive. Potentially dilutive securities for the three months ended March 31, 2007 and 2008 consist of outstanding stock options, shares to be issued under the employee stock purchase plan, and restricted stock awards. The Company also takes into account the effect on consolidated net income per share of potentially dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

See Note 9 — “Long-Term Debt” for additional information related to the Company’s Notes.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,	March 31,
	2007	2008

Basic:
Numerator:
Net income for basic calculation	$142,424	$542,163

Denominator:
Weighted average common shares	1,356,406	1,335,986
Weighted average unvested restricted stock subject to repurchase	(3,930)	(2,256)

Denominator for basic calculation	1,352,476	1,333,730

Net income per share — basic	$0.11	$0.41

Diluted:
Numerator:
Net income for basic calculation	$142,424	$542,163
Effect of dilutive securities issued by equity investees	—	(26,447)

Net income for diluted calculation	$142,424	$515,716

Denominator:
Denominator for basic calculation	1,352,476	1,333,730
Weighted average effect of Yahoo! dilutive securities:
Restricted stock awards	4,883	10,774
Stock options	24,291	14,792
Convertible notes	36,575	36,120

Denominator for diluted calculation	1,418,225	1,395,416

Net income per share — diluted	$0.10	$0.37

Note 3	ACQUISITIONS

Transactions completed in 2007

Right Media.  On July 11, 2007, the Company acquired Right Media Inc. (“Right Media”), an online advertising exchange. The Company believes the acquisition of Right Media is an integral piece of the Company’s strategy to build the industry’s leading advertising and publishing network and is a key step in executing the Company’s long-term strategy to change how online advertisers and publishers connect to their audiences in one open advertising community. The purchase price exceeded the fair value of net tangible and intangible assets acquired from Right Media and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the remaining equity interests (including all outstanding options and restricted stock units) in Right Media not already owned by the Company. Right Media stockholders were paid in approximately equal parts cash and shares of Yahoo! common stock (approximately 8 million shares) and outstanding Right Media options and restricted stock units were assumed. Assumed Right Media options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock. The acquisition followed the Company’s 20 percent investment in Right Media in October 2006.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$15,508
Other tangible assets acquired	26,762
Deferred tax assets	8,422
Amortizable intangible assets:
Customer contracts and related relationships	42,300
Developed technology and patents	42,400
Trade name, trademark, and domain name	19,200
Goodwill	440,218

Total assets acquired	594,810
Liabilities assumed	(27,678)
Deferred income taxes	(41,560)

Total	$525,572

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

Zimbra.  On October 4, 2007, the Company acquired Zimbra, Inc. (“Zimbra”), a provider of e-mail and collaboration software. The Company believes the acquisition of Zimbra will further strengthen its position in Web mail and expand the Company’s presence in universities, small and medium-sized businesses, and service provider partners. The purchase price exceeded the fair value of net tangible and intangible assets acquired from Zimbra and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Zimbra. Zimbra stockholders were paid in cash. Outstanding Zimbra options and restricted stock units were assumed and are exercisable for, or will settle in, shares of Yahoo! common stock.

The total purchase price of $302 million consisted of $290 million in cash consideration, $11 million in equity assumed, and $1 million of direct transaction costs. The $290 million of total cash consideration less cash acquired of $11 million resulted in a net cash outlay of $279 million. In connection with the acquisition, the Company issued stock-based awards valued at $38 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$10,663
Other tangible assets acquired	18,526
Amortizable intangible assets:
Customer contracts and related relationships	13,200
Developed technology and patents	65,400
Trade name, trademark, and domain name	700
Goodwill	244,687

Total assets acquired	353,176
Liabilities assumed	(19,003)
Deferred income taxes	(31,720)

Total	$302,453

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of four years. No amounts have been allocated to in-process research and development and $245 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the U.S. segment. The Company may make additional adjustments to the purchase price allocation related to goodwill and tangible assets acquired.

BlueLithium.  On October 15, 2007, the Company acquired BlueLithium, Inc. (“BlueLithium”), an online global ad network. The Company believes that BlueLithium complements the Company’s leading advertising tools and capabilities. The purchase price exceeded the fair value of the net tangible and intangible assets acquired from BlueLithium and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in BlueLithium. BlueLithium stockholders were paid in cash. Outstanding BlueLithium options and restricted stock units were assumed and will be exercisable for, or will settle in, shares of Yahoo! common stock.

The total purchase price of $255 million consisted of $245 million in cash consideration, $8 million in equity assumed and $2 million of direct transaction costs. The $245 million of total cash consideration less cash acquired of $10 million resulted in a net cash outlay of $235 million. In connection with the acquisition, the Company issued stock-based awards valued at $47 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$10,235
Other tangible assets acquired	14,212
Amortizable intangible assets:
Customer contracts and related relationships	30,300
Developed technology and patents	11,000
Trade name, trademark, and domain name	100
In-process research and development	200
Goodwill	224,540

Total assets acquired	290,587
Liabilities assumed	(18,824)
Deferred income taxes	(16,640)

Total	$255,123

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. $225 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the U.S. ($143 million) and International ($82 million) segments. The Company may make additional adjustments to the purchase price allocation related to goodwill and tangible assets acquired.

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

Transactions completed in 2008

Maven.  On February 11, 2008, the Company acquired Maven Networks, Inc. (“Maven”), a leading online video platform provider. The Company believes that Maven will assist the Company in expanding state-of-the-art consumer video and advertising experiences on Yahoo! and the Company’s network of leading premium video publishers across the Web. The purchase price exceeded the fair value of the net tangible and intangible assets acquired from Maven and as a result, the Company recorded goodwill in connection with this transaction. Under

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Maven. Maven stockholders were paid in cash. Outstanding unvested Maven options and restricted stock units were assumed and will be exercisable for, or will settle in, shares of Yahoo! common stock.

The total purchase price of $143 million consisted of $141 million in cash consideration and $2 million of direct transaction costs. In connection with the acquisition, the Company issued stock-based awards valued at $21 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$257
Other tangible assets acquired	16,869
Amortizable intangible assets:
Customer contracts and related relationships	7,100
Developed technology and patents	57,100
Trade name, trademark, and domain name	1,200
Goodwill	87,551

Total assets acquired	170,077
Liabilities assumed	(3,802)
Deferred income taxes	(23,485)

Total	$142,790

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $88 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the U.S. segment. The Company may make additional adjustments to the purchase price allocation related to goodwill and tangible assets acquired.

During the three months ended March 31, 2008, the Company also completed immaterial asset acquisitions that did not qualify as business combinations.

The results of operations for Right Media, Zimbra, BlueLithium, and certain other business combinations have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisitions in 2007. The following unaudited pro forma financial information presents the combined results of the Company and the 2007 acquisitions as if the acquisitions had occurred at the beginning of 2007 (in thousands, except per share amounts):

Three Months Ended
March 31,
2007

Net revenues	$1,705,014
Net income	$100,497
Net income per share — basic	$0.07
Net income per share — diluted	$0.07

The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets, stock-based compensation expense, and related tax effects. Pro forma disclosures for the Company’s 2008 business combinations were not significant.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 4	INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31,	March 31,	Percent
	2007	2008	Ownership

Alibaba Group	$1,440,278	$2,139,584	44%
Alibaba.com	100,804	101,706	1%
Yahoo! Japan	636,164	708,480	33%
Other	3,671	3,995

Total	$2,180,917	$2,953,765

Equity Investment in Alibaba Group.  As of March 31, 2008, the Company’s ownership interest in Alibaba Group Holding Limited (“Alibaba Group”) was 44 percent compared to 43 percent as of December 31, 2007. The 1 percent increase in ownership interest is due to a net increase in ownership interest resulting from the exchange of certain Alibaba Group shares previously held by employees for shares in Alibaba.com Limited, the business-to-business e-commerce subsidiary of Alibaba Group (“Alibaba.com”), as further described below, offset by a decrease in ownership interest resulting from the exercise of Alibaba Group’s employee stock options.

In the initial public offering (“IPO”) of Alibaba.com, Alibaba Group sold an approximate 27 percent interest in Alibaba.com through the issuance of new Alibaba.com shares, the sale of previously held shares in Alibaba.com, and the exchange of certain Alibaba Group shares previously held by Alibaba Group employees for shares in Alibaba.com, resulting in a gain on disposal of interests in Alibaba.com. Accordingly, in the first quarter of 2008, the Company recorded a net non-cash gain of $401 million, net of tax, within earnings in equity interests.

As of March 31, 2008, the difference between the Company’s carrying value of its 44 percent investment in Alibaba Group and its proportionate share of the net assets is summarized as follows (in thousands):

Carrying value of investment	$2,139,584
Proportionate share of net assets	1,591,577

Excess of carrying value of investment over proportionate share of net assets	$548,007

The excess carrying value has been primarily assigned to:
Goodwill	$502,662
Amortizable intangible assets	46,558
Deferred income taxes	(1,213)

Total	$548,007

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately five years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents Alibaba Group’s financial information, as derived from the Alibaba Group condensed consolidated financial statements, which includes summary operating information for the three months ended December 31, 2006 and 2007 and summary balance sheet information as of September 30, 2007 and December 31, 2007 (in thousands):

	Three Months Ended
	December 31,	December 31,
	2006	2007

Operating data:(1)
Revenues	$60,998	$97,648
Gross profit	$40,288	$62,421
Loss from operations	$(32,074)	$(27,419)
Net (loss)/income(2)	$(26,898)	$1,883,257

	September 30,	December 31,
	2007	2007

Balance sheet data:
Current assets	$723,609	$2,519,488
Long-term assets	$1,943,425	$1,803,660
Current liabilities	$452,413	$594,637
Long-term liabilities	$15,369	$14,972

(1)	The Company records its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in its condensed consolidated statements of income.

(2)	The net income of $1.9 billion for the three months ended December 31, 2007 is primarily due to Alibaba Group’s sale of an approximate 27 percent ownership interest in Alibaba.com in Alibaba.com’s IPO.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three months ended March 31, 2007 and 2008, these transactions were not material.

Equity Investment in Alibaba.com Limited.  As part of the November 6, 2007 IPO on the Hong Kong Stock Exchange of Alibaba.com, the Company purchased an approximate 1 percent direct interest in Alibaba.com for a total purchase price of approximately $101 million, including $1 million of transaction costs. The investment in Alibaba.com is being accounted for using the equity method due to the Company’s investment in Alibaba Group, which has a controlling interest in Alibaba.com. The total investment is classified as part of the investment in equity interests balance in the condensed consolidated balance sheet. The Company records its share of the results of Alibaba.com one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income. As of March 31, 2008, the difference between the Company’s carrying value of its investment in Alibaba.com of $102 million and its proportionate share of the net assets of Alibaba.com is $96 million. This excess carrying value has been primarily assigned to goodwill and amortizable intangible assets. The fair value of the Company’s approximate 1 percent ownership in Alibaba.com, based upon the quoted stock price as of March 31, 2008 was approximately $119 million. The differences between generally accepted accounting principles in the U.S. and International Financial Reporting Standards did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements.

Equity Investment in Yahoo! Japan.  The investment in Yahoo! Japan Corporation (“Yahoo! Japan”) is being accounted for using the equity method and the total investment is classified as a part of the investments in equity interests balance on the condensed consolidated balance sheets. The fair value of the Company’s approximate 33 percent ownership interest in Yahoo! Japan, based upon the quoted stock price as of March 31, 2008 was approximately $11 billion.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

On September 1, 2007, the Company commenced a commercial arrangement with Yahoo! Japan in which the Company provides advertising and search marketing services to Yahoo! Japan for a service fee and exited the pre-existing Affiliate arrangement. The Company no longer recognizes marketing services revenue and traffic acquisition costs (“TAC”) for the delivery of sponsored search results and payments to Affiliates in Japan as Yahoo! Japan is responsible for the fulfillment of all advertiser and Affiliate services. Under this arrangement, the Company records marketing services revenue from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. These arrangements resulted in a net cost of approximately $78 million for the three months ended March 31, 2007 and revenues of approximately $73 million for the three months ended March 31, 2008. As of December 31, 2007 and March 31, 2008, the Company had a net receivable balance from Yahoo! Japan of approximately $62 million and $22 million, respectively.

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan financial statements for the three months ended December 31, 2006 and 2007, respectively, and as of September 30, 2007 and December 31, 2007, respectively (in thousands):

	Three Months Ended
	December 31,	December 31,
	2006	2007

Operating data:(*)
Revenues	$462,993	$618,748
Gross profit	$445,168	$530,687
Income from operations	$235,216	$276,316
Net income	$128,838	$151,687

	September 30,	December 31,
	2007	2007

Balance sheet data:
Current assets	$1,131,234	$1,163,575
Long-term assets	$1,783,430	$1,853,245
Current liabilities	$692,337	$656,154
Long-term liabilities	$347,995	$268,642

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears in earnings in equity interests in the condensed consolidated statements of income.

The differences between generally accepted accounting principles in the U.S. and Japan did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements.

Note 5	GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2008	$2,518,848	$1,483,182	$4,002,030
Acquisitions and other(*)	89,623	3,248	92,871
Foreign currency translation adjustments	—	61,697	61,697

Balance as of March 31, 2008	$2,608,471	$1,548,127	$4,156,598

(*)	Other primarily includes certain purchase price adjustments that affect existing goodwill.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2007	March 31, 2008
		Gross Carrying	Accumulated
	Net	Amount	Amortization(1)	Net(2)

Customer, affiliate, and advertiser related relationships	$143,195	$236,584	$(97,281)	$139,303
Developed and acquired technology and intellectual property rights	384,041	760,302	(324,745)	435,557
Trademark, trade name, and domain name	84,261	208,965	(132,051)	76,914

Total intangible assets, net	$611,497	$1,205,851	$(554,077)	$651,774

(1)	Since the acquisition of these intangible assets, foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $29 million as of March 31, 2008.

(2)	As of December 31, 2007 and March 31, 2008, $506 million and $557 million, respectively, of the net intangibles balance were related to the U.S. segment. As of December 31, 2007 and March 31, 2008, $105 million and $95 million, respectively, of the net intangibles balance were related to the International segment.

For the three months ended March 31, 2007 and 2008, the Company recognized amortization expense for intangible assets of $56 million and $70 million, respectively, including $29 million in cost of revenues for the three months ended March 31, 2007 and $46 million in cost of revenues for the three months ended March 31, 2008. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2008 and each of the succeeding years is as follows: nine months ending December 31, 2008: $200 million; 2009: $159 million; 2010: $128 million; 2011: $81 million; 2012: $53 million; 2013: $21 million; and cumulatively thereafter: $10 million.

During the three months ended March 31, 2007 and 2008, the Company acquired $7 million and $9 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balances as of March 31, 2007 and 2008, respectively.

Note 7	OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2008

Interest and investment income	$38,137	$23,167
Investment gains (losses), net	449	(2,210)
Other	(3,135)	2,705

Total other income, net	$35,451	$23,662

Investment gains (losses), net includes realized investment gains and realized investment losses related to declines in values of investments in publicly traded and privately held companies judged to be other than temporary.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8	COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2008

Net income	$142,424	$542,163
Change in net unrealized losses, net on available-for-sale securities, net of tax and reclassification adjustments	(8,877)	(2,362)
Foreign currency translation adjustment	22,308	131,432

Other comprehensive income	13,431	129,070

Comprehensive income	$155,855	$671,233

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31,	March 31,
	2007	2008

Unrealized gains on available-for-sale securities, net of tax	$26,874	$24,512
Foreign currency translation, net of tax	304,328	435,760

Accumulated other comprehensive income	$331,202	$460,272

Note 9	LONG-TERM DEBT

In April 2003, the Company issued $750 million of the Notes due April 1, 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which had been deferred and were included on the condensed consolidated balance sheets in prepaid expense and other current assets. As of March 31, 2008, the transaction fees were fully amortized. The Notes were issued at par and bear no interest. The Notes were convertible into Yahoo! common stock at a conversion price of $20.50 per share, which would result in the issuance of an aggregate of approximately 37 million shares, subject to adjustment upon the occurrence of specified events. Each $1,000 principal amount of the Notes would initially be convertible into 48.78 shares of Yahoo! common stock.

The Notes were convertible on or prior to the final maturity date (1) during any fiscal quarter if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeded 110 percent of the conversion price on that 30th trading day, (2) during the period beginning January 1, 2008 through the maturity date, if the closing sale price of the Company’s common stock on the previous trading day was 110 percent or more of the then current conversion price and (3) upon specified corporate transactions. Upon conversion, the Company had the right to deliver cash in lieu of common stock. The Company may be required to repurchase all of the Notes following a fundamental change of the Company, such as a change of control, prior to maturity at face value. The Company could not redeem the Notes prior to their maturity.

Each $1,000 principal amount of the Notes was convertible on or prior to April 1, 2008 if the market price of the Company’s common stock reaches a specified threshold ($22.55) for a defined period of time or specified corporate transactions occur. As of March 31, 2008, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarters beginning on January 1, 2008 and April 1, 2008. On or before April 1, 2008, the holders of the Notes were able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note. The Company would be required to pay the outstanding principal amount of any Notes not converted by the holders on or before April 1, 2008 in cash.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

As of March 31, 2008, $167 million of the Notes were converted and 8.1 million shares of Yahoo! common stock were issued to the holders of the Notes. The $583 million remaining debt outstanding as of March 31, 2008 was classified as long-term debt as the debt was converted into issued common stock of the Company in April 2008. Since the quarter beginning April 1, 2007, the Notes had been classified as short-term debt as the Company would have had to settle the Notes in cash at maturity, unless conversion was requested by the holders of the Notes.

As of March 31, 2008, the fair value of the Notes was approximately $0.8 billion based on quoted market prices. The shares issuable upon conversion of the Notes have been included in the computation of diluted net income per share since the Notes were issued.

See Note 17 — “Subsequent Events” for additional information.

Note 10	STOCK-BASED COMPENSATION

Stock Options.  The Company’s Amended and Restated 1995 Stock Plan and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans and the Amended and Restated 1996 Directors’ Stock Plan for the three months ended March 31, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Exercise Price per
	Shares	Share

Outstanding at December 31, 2007	180,397	$29.36
Options granted	2,266	$28.32
Options assumed	216	$25.78
Options exercised(*)	(9,531)	$13.32
Options cancelled, forfeited, or expired	(7,239)	$31.44

Outstanding at March 31, 2008	166,109	$30.17

(*)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

As of March 31, 2008, there was $393 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.95 years.

The fair value of option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2008	2007	2008

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	2.4%	4.8%	4.4%
Expected volatility	30.7%	31.2%	33.0%	32.0%
Expected life (in years)	3.75	3.89	0.90	0.90

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Restricted stock awards and restricted stock units activity for the three months ended March 31, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at December 31, 2007	30,227	$29.34
Granted	817	$28.32
Assumed	686	$28.63
Vested	(5,307)	$30.10
Forfeited	(1,947)	$23.54

Unvested at March 31, 2008	24,476	$29.58

During the three months ended March 31, 2008, 5.3 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of approximately 1.8 million was based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the relevant taxing authorities were $52 million for the three months ended March 31, 2008 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 605,000 shares were reacquired by the Company to satisfy the tax withholding obligations and $18 million was recorded as treasury stock. Payments of $34 million related to net share settlements of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and were recorded as a reduction of additional paid-in-capital.

As of March 31, 2008, there was $370 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.32 years.

The excess tax benefits from stock-based awards of $52 million as reported on the condensed consolidated statement of cash flows in financing activities for the three months ended March 31, 2007 represents the reduction, in income taxes otherwise payable during the period, attributable to the gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. The reduction in income taxes otherwise payable during the three months ended March 31, 2008 is attributable entirely to the exercise of stock options for which deferred income tax assets were recorded in prior periods. The income tax benefit of such stock option exercises was recorded as a reduction to deferred income tax assets and is reflected in the deferred income taxes line of the cash flows from operating activities section of the condensed consolidated statement of cash flows.

Executive Retention Compensation Arrangement.  During 2006, the Compensation Committee of the Company’s Board of Directors approved a three year performance and retention compensation arrangement with Terry Semel, the Company’s then Chief Executive Officer (“CEO”). Under this arrangement, for each of the years 2006 to 2008, as the CEO, Mr. Semel was eligible to receive a discretionary annual bonus payable in the form of a fully vested non-qualified stock option for up to 1 million shares with an exercise price equal to the closing trading price of the Company’s common stock on the date of the grant.

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

In the three months ended March 31, 2008, the Company repurchased 3.4 million shares of common stock directly at an average price of $23.39 per share. Total cash consideration for the repurchased stock was $79 million.

Upon the vesting of certain restricted stock awards during the three months ended March 31, 2008, 605,000 shares of such vested stock were reacquired by the Company to satisfy tax withholding obligations. These repurchased shares were recorded as $18 million of treasury stock and accordingly reduced the number of common shares outstanding by 605,000.

These repurchased shares are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.

Note 12	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments.  The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2008 and 2027.

A summary of gross and net lease commitments as of March 31, 2008 follows (in millions):

	Gross Lease	Sublease	Net Lease
	Commitments	Income	Commitments

Nine months ending December 31, 2008	$107	$(3)	$104
Years ending December 31,
2009	141	(3)	138
2010	122	(2)	120
2011	101	(1)	100
2012	90	(1)	89
2013	84	—	84
Due after 5 years	343	—	343

Total gross and net lease commitments	$988	$(10)	$978

Affiliate Commitments.  In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of March 31, 2008, these commitments totaled $275 million, of which $71 million will be payable in the remainder of 2008, $111 million will be payable in 2009, and $93 million will be payable in 2010.

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, the Company is obligated to invest up to $84 million through July 2008. To the extent the licensed intellectual property will benefit future periods, the Company will capitalize such payments and amortize them over the useful life of the related intellectual property.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

As of March 31, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

Contingencies.  From time to time, third-parties assert patent infringement claims against Yahoo!. Currently, the Company is engaged in lawsuits regarding patent issues and has been notified of other potential patent disputes. In addition, from time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets, and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation, invasion of privacy, or similar claims arising in connection with the Company’s e-mail, message boards, auction sites, shopping services, and other communications and community features.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the claims against certain defendants, including Overture. In June 2004, a stipulation of settlement and

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

release of claims against the issuer defendants, including Overture, was submitted to the Court for approval. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that had been consolidated. Overture’s case is not one of these focus cases. On October 13, 2004, the district court certified these focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit overturned the district court’s class certification decision. Since class certification, which was a condition of the settlement, was not met, the parties stipulated to terminate the settlement. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon this stipulation. Plaintiffs amended complaints in the six cases. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by some plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Initial briefing on the class certification motion was completed in April 2008. The Company intends to defend the case vigorously.

In May 2007, two purported class actions were commenced by plaintiffs Ellen Brodsky and Manifred Hacker, asserting claims arising under the federal securities laws against the Company and certain individual defendants. These actions were ordered consolidated in the U.S. District Court for the Central District of California and, on December 21, 2007, a Consolidated Amended Complaint was filed against Yahoo! and certain individual defendants, including current and former officers and a former director and officer. Plaintiffs purport to represent a class of persons who purchased the Company’s common stock between April 8, 2004 and July 18, 2006. Plaintiffs allege that defendants engaged in a scheme to inflate the Company’s share price by making false and misleading statements regarding the Company’s operations, financial results, and future business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs also allege that the individual defendants engaged in insider trading in violation of Section 20(A) of the Securities Exchange Act, and as control persons are subject to liability under Section 20(A) of the Securities Exchange Act. The Consolidated Amended Complaint seeks compensatory damages, injunctive relief, disgorgement of alleged insider trading proceeds, and other equitable relief. On March 10, 2008, the Court granted defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California.

On May 15, 2007, a stockholder derivative complaint was filed in the California Superior Court, Santa Clara County, by Greg Brockwell against members of the Company’s Board of Directors and selected officers. Brockwell seeks to prosecute the action on behalf of the Company, which is named as a “nominal defendant,” and to obtain relief on behalf of the Company. The complaint alleges breaches of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between April 2004 and the present. The derivative complaint alleges facts substantially similar to the Consolidated Amended Complaint in the federal class action litigation, and seeks, on behalf of the Company, treble damages under California law, equitable and injunctive relief, restitution, and reimbursement of costs. Discovery has been initiated, and a status conference is set for May 16, 2008. On June 14, 2007, a second stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board of Directors and selected officers. The complaint filed by Plaintiff Watkins is substantially similar to the complaint filed by Plaintiff Brockwell, with the addition of a claim for relief for alleged violation of Section 10(b) of the Securities Exchange Act of 1934. The federal derivative plaintiff (Watkins) has agreed to coordinate her action with the consolidated federal class action litigation. On April 15, 2008, defendants filed a motion to transfer the Watkins federal derivative action to accompany the previously transferred Consolidated Amended Complaint in the Brodsky federal class action litigation. On April 21, 2008, defendants also opposed plaintiff’s motion to further amend the complaint to assert allegations relating to Microsoft Corporation’s February 1, 2008 unsolicited proposal to acquire Yahoo! Inc. On April 29, 2008, the Watkins action was transferred to the U.S. District Court for the Northern District of California, and a motion to amend the complaint was denied by the transferring court.

Since February 1, 2008, five separate stockholder lawsuits were filed in the California Superior Court, Santa Clara County, against Yahoo! Inc., members of the Board of Directors and selected former officers by

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

plaintiffs Edward Fritsche, the Thomas Stone Trust, Tom Turberg, Congregation Beth Aaron, and the Louisiana Municipal Police Employees’ Retirement System (the “California Lawsuits”). The California Lawsuits were consolidated, and on March 12, 2008, a Consolidated Amended Class Action and Derivative Complaint was filed, captioned, In re Yahoo! Inc. Shareholder Litigation, in Santa Clara County Superior Court. The Consolidated Amended Class and Derivative Complaint alleges that the Yahoo! Board of Directors breached fiduciary duties in connection with Microsoft Corporation’s unsolicited proposal to acquire Yahoo!. The Consolidated Amended Class and Derivative Complaint seeks declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. On March 28, 2008, the Santa Clara County Superior Court granted defendants’ motion to stay the Consolidated Amended Class Action and Derivative Complaint pending resolution of similar proceedings pending in Delaware Court of Chancery described below.

Since February 11, 2008, five separate stockholder lawsuits were filed in Delaware Court of Chancery against Yahoo! Inc. and members of the Board of Directors by plaintiffs The Wayne County Employees’ Retirement System, Ronald Dicke, and The Police and Fire Retirement System of the City of Detroit along with The General Retirement System of the City of Detroit, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund and Vernon A. Mercier (the “Delaware Lawsuits”). Two of the Delaware Lawsuits (by plaintiff Wayne County and by plaintiff Plumbers and Pipefitters Local Union) were voluntarily dismissed. All of the remaining Delaware Lawsuits were consolidated (lead plaintiff is the Police and Fire Retirement System of the City of Detroit) and lead counsel was appointed. The plaintiffs in the Delaware Lawsuits purport to assert class claims on behalf of all Yahoo! stockholders, except defendants and their affiliates and generally allege that defendants breached fiduciary duties by rejecting Microsoft’s February 1, 2008 unsolicited proposal to acquire Yahoo! Inc. without fully informing themselves whether Microsoft would offer additional consideration and alleging that defendants are not acting in the best interests of stockholders and are seeking to entrench themselves through a series of defensive initiatives. The complaints in the Delaware Court of Chancery seek unspecified damages, declaratory relief and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. Pursuant to a case management order, defendants are responding to expedited discovery. On March 24, 2008, the Court denied plaintiff’s motion to set an expedited trial date in May 2008.

The Company may incur substantial expenses in defending against such claims, and it is not presently possible to accurately forecast their outcome. The Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on its financial position, results of operations, or cash flows. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Change in Control Severance Plans.  On February 12, 2008, the Compensation Committee of the Board of Directors of the Company approved two change in control severance plans (the “Severance Plans”) that, together, cover all full-time employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer, and the executive officers currently employed by the Company. The Severance Plans are designed to help retain the employees, help maintain a stable work environment and provide certain economic benefits to the employees in the event their employment is terminated. Benefits under the Severance Plans generally include (1) continuation of the employee’s annual base salary, as severance pay for a designated number of months following the employee’s severance date; (2) reimbursement for outplacement services; (3) continued medical group health and dental plan coverage for the period the employee receives severance pay; and (4) accelerated vesting of all stock options, restricted stock units, and any other equity-based awards previously granted or assumed by the Company and outstanding as of the severance date.

Note 13	SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

revenue and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense includes income from operations before depreciation, amortization, and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization, and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2008

Revenues by segment:
United States	$1,100,757	$1,307,410
International	571,093	510,192

Total revenues	$1,671,850	$1,817,602

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$341,518	$315,163
International	118,517	117,970

Total segment operating income before depreciation, amortization, and stock-based compensation expense	460,035	433,133
Depreciation and amortization	(151,002)	(187,511)
Stock-based compensation expense	(140,006)	(125,005)

Income from operations	$169,027	$120,617

Capital expenditures, net:
United States	$100,325	$123,468
International	17,694	16,325

Total capital expenditures, net	$118,019	$139,793

	December 31,	March 31,
	2007	2008

Property and equipment, net:
United States	$1,182,212	$1,213,334
International	149,420	150,141

Total property and equipment, net	$1,331,632	$1,363,475

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in the three months ended March 31, 2007 and 2008.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended
	March 31,	March 31,
	2007	2008

Marketing services:
Owned and Operated sites	$819,544	$965,739
Affiliate sites	649,075	606,705

Marketing services	1,468,619	1,572,444
Fees	203,231	245,158

Total revenues	$1,671,850	$1,817,602

Note 14	INCOME TAXES

The effective tax rate for the three months ended March 31, 2008 was 39.5 percent, compared to 45.2 percent for the same period in 2007. The effective tax rate of 39.5 percent for the three months ended March 31, 2008 differs from the statutory rate of 35.0 percent primarily due to state taxes, the effect of non-U.S. operations, and non-deductible stock-based compensation expense. The effective tax rate for the three months ended March 31, 2008 was lower than the rate for the same period in 2007 primarily due to the effect of items recorded in the quarter ended March 31, 2008 related to non-U.S. operations.

In the quarter ended March 31, 2008, the Company recorded a deferred tax liability of $276 million related to its investment in the Alibaba Group. The deferred tax liability resulted primarily from the non-cash gain recorded in the quarter in connection with the IPO of Alibaba.com. See Note 4 — “Investments in Equity Interests” for additional information.

During the three months ended March 31, 2008, the Company recorded an increase in its total unrecognized tax benefits of approximately $5 million bringing the balance to $691 million. Over the next twelve months, the Company’s existing tax positions are expected to generate an increase in total unrecognized tax benefits.

The Company’s federal income tax returns for the years ended December 31, 2003 and December 31, 2004 are under examination by the Internal Revenue Service.

Note 15	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

assets. Investments with effective maturities greater than 12 months from the balance sheet date are classified as long-term assets.

Effective January 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table set forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total

Money market funds(1)	$765,098	$—	$765,098
Available for sale securities
U.S. Government and agency securities(1)	—	219,674	219,674
Municipal bonds(1)	—	4,646	4,646
Asset backed-securities(1)	—	32,066	32,066
Commercial paper(1)	—	739,178	739,178
Corporate debt securities(1)	—	336,834	336,834
Corporate equity securities(2)	107,571	—	107,571

Total assets at fair value	$872,669	$1,332,398	$2,205,067

(1)	The money market funds, U.S. government and agency securities, municipal bonds, asset backed securities, commercial paper and corporate debt securities are classified as part of either cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheet.

(2)	The corporate equity securities are classified as part of the other long-term assets in the condensed consolidated balance sheet.

The amount of cash and cash equivalents as of March 31, 2008 includes $750 million in cash.

The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. As of March 31, 2008, the Company did not have any significant Level 3 financial assets or liabilities.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company has investments in equity interests that are accounted for using the equity method and are classified as part of the investment in equity interests balance in the condensed consolidated balance sheet. See Note 4 — “Investments in Equity Interests” for additional information.

See Note 9 — “Long-Term Debt” for fair value disclosures related to the Company’s Notes.

Note 16	STRATEGIC WORKFORCE REALIGNMENT

During the three months ended March 31, 2008, the Company implemented a strategic workforce realignment to more appropriately allocate resources to the Company’s key strategic initiatives. The strategic realignment involves investing resources in some areas, reducing resources in others, and eliminating some areas of the Company’s business that do not support the Company’s strategic priorities.

As of March 31, 2008, the Company incurred total pre-tax cash charges of approximately $29 million in severance pay expenses and related cash expenses in connection with the workforce realignment. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for forfeited unvested awards, resulting in a net estimated total strategic workforce realignment pre-tax expense of approximately $17 million. Of the $17 million strategic workforce realignment pre-tax expense, $13 million was related to the U.S. segment and $4 million was related to the International segment. As of March 31, 2008, the remaining accrual related to the strategic workforce realignment was approximately $15 million, which the Company expects to be substantially paid by the end of the second quarter of 2008.

Note 17     SUBSEQUENT EVENTS

Long-Term Debt.  In April 2008, the $583 million of long-term debt outstanding as of March 31, 2008 was converted by the holders of the Notes and 28.4 million shares of Yahoo! common stock were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about our effective tax rate and the amount of unrecognized tax benefits;

•	expectations about our on-going strategic initiatives;

•	anticipated capital expenditures;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part II, Item 1A, “Risk Factors” of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Overview

We are a leading global Internet brand and one of the most trafficked Internet destinations worldwide. We are focused on powering our communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. We seek to provide Internet services that are essential and relevant to these communities of users, advertisers, publishers, and developers. Publishers, such as eBay Inc., WebMD, Cars.com, Forbes.com, and the Newspaper Consortium (our strategic partnership with a consortium of more than 20 leading United States (“U.S.”) newspaper publishing companies), are a subset of our Affiliates and are primarily Websites and search engines that attract users by providing content of interest, presented on Web pages that have space for advertisements.

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

As used below, “Page Views” is defined as our internal estimate of the total number of Web pages viewed by users on Owned and Operated sites. “Searches” is defined as online search queries that may yield Internet search results ranked and sorted based on relevance to the user’s search query. “Sponsored search results” are a subset of the overall search results and provide links to paying advertisers’ Web pages. A “click-through” occurs when a user clicks on an advertisers’ language.

First Quarter Highlights

	Three Months Ended
	March 31,		2007-2008
Operating Highlights	2007	2008	Change
	(In thousands)

Revenues	$1,671,850	$1,817,602	$145,752
Income from operations	$169,027	$120,617	$(48,410)

	Three Months Ended
	March 31,		2007-2008
Cash Flow Highlights	2007	2008	Change
		(In thousands)

Net cash provided by operating activities	$434,700	$786,305	$351,605
Net cash provided by investing activities	$21,541	$18,410	$(3,131)
Net cash used in financing activities	$(721,015)	$(5,159)	$715,856

Our revenue growth for the three months ended March 31, 2008, compared to the prior year, can be attributed to growth in our marketing services business. Marketing services and fees revenues experienced 7 percent and 21 percent year over year growth, respectively.

Our revenues for the three months ended March 31, 2008 increased 9 percent year over year to approximately $1.8 billion, with fee paying users up 5 percent year over year, and Page Views up 19 percent year over year. Operating income for the three months ended March 31, 2008 declined by $48 million. The decline reflects year over year increases in operating expenses of $153 million offset by the impact of additional margin related to year over year revenue growth.

We believe the searches, Page Views, click-throughs, and the related marketing services and fees revenues that we generate correlate to the number and activity level of users across our offerings on Yahoo! Properties and the activity level on our Affiliate sites. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services. We believe this deeper engagement of new and existing users and our enhanced algorithmic search technology, coupled with the growth of the Internet as an advertising medium may enable us to increase our revenues during 2008.

During the three months ended March 31, 2008, we implemented a strategic workforce realignment to more appropriately allocate resources to our key strategic initiatives. As of March 31, 2008, we incurred a net estimated total strategic workforce realignment pre-tax expense of $17 million.

Net cash provided by operating activities includes a $350 million one-time payment related to a commercial arrangement entered into with AT&T Inc.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months
	Ended
	March 31,
	2007	2008

Revenues	100%	100%
Cost of revenues	43	42

Gross profit	57	58
Operating expenses:
Sales and marketing	22	23
Product development	14	17
General and administrative	9	9
Amortization of intangibles	2	1
Strategic workforce realignment costs, net	—	1

Total operating expenses	47	51

Income from operations	10	7
Other income, net	2	1

Income before income taxes, earnings in equity interests, and minority interests	12	8
Provision for income taxes	(5)	(3)
Earnings in equity interests	2	25
Minority interests in operations of consolidated subsidiaries	0	0

Net income	9%	30%

Revenues.  Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2007	(*)	2008	(*)	Change

Marketing services:
Owned and Operated sites	$819,544	49%	$965,739	53%	18%
Affiliate sites	649,075	39%	606,705	34%	(7)%

Marketing services	1,468,619	88%	1,572,444	87%	7%
Fees	203,231	12%	245,158	13%	21%

Total revenues	$1,671,850	100%	$1,817,602	100%	9%

(*) Percent of total revenues.

We currently generate marketing services revenues principally from display advertising on Owned and Operated sites and from sponsored search results generated from searches on Owned and Operated and Affiliate sites. In addition, we receive revenues for Content Match links (advertising on Yahoo! Properties and Affiliate sites which include contextually relevant advertiser links to their respective Websites) on Owned and Operated and Affiliate sites and display advertising on Affiliate sites. The net revenues and related volume metrics from Content Match links and display advertising on Affiliate sites are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows.

Marketing Services Revenues from Owned and Operated Sites.  Marketing services revenues from Owned and Operated sites for the three months ended March 31, 2008 increased by $146 million, or 18 percent, as compared to the same period in 2007. Factors leading to growth in overall marketing services revenues included an increase in user activity levels on Yahoo! Properties, which contributed to a higher volume of searches, Page Views, click-throughs, and ad impression displays. Also, our growing audience of users makes Yahoo! Properties more attractive to advertisers and increases their spending on marketing services. We expect marketing services revenues from our Owned and Operated sites to continue growing at a rate faster than total revenues.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. Using our updated methodology, for the three months ended March 31, 2008 as compared to the same period in 2007, Page Views increased 19 percent and revenue per Page View decreased 1 percent.

Underlying our marketing services revenues from Owned and Operated sites for the three months ended March 31, 2008 is growth in Display and Search advertising. During the three months ended March 31, 2008, revenues from display advertising on Owned and Operated sites grew 17 percent, as compared to the same period in 2007. During the three months ended March 31, 2008, revenues from search advertising on Owned and Operated sites grew 21 percent, as compared to the same period in 2007.

We believe our growing number of users, advertisers, publishers, and inventory, both on and off our network, over recent years has been driving the increases in our marketing services revenues. We also believe our expanding offerings, including our enhanced algorithmic search technology, contribute to our growing number of users. As our user base increases, we process a higher number of searches and generate a higher number of Page Views. We also believe that our growing audience of users make Yahoo! Properties more attractive to advertisers and increases their spending on marketing services. Further, we believe the growth in users on Yahoo! Properties and on the Internet overall reflects the increasing acceptance, importance, and dependence of users on the Internet. As a result of this growth in the online audience, we believe advertisers are shifting a greater percentage of their spending from traditional media to the Internet to reach this growing audience.

Marketing Services Revenues from Affiliate sites.  Marketing services revenues from Affiliate sites for the three months ended March 31, 2008 decreased $42 million, or 7 percent, as compared to the same period in 2007. As more inventory becomes available on the Web, it has, and will continue to make, the Affiliate business more competitive; consequently, our portion of revenue share from Affiliate sites is declining. We expect this trend to continue in 2008. However, we also expect to experience some favorable impact from our off-network display initiatives. While this display business is still relatively small, we expect continued growth as our major partnerships gain momentum. The sale of Overture Japan to Yahoo! Japan in the third quarter of 2007 negatively impacted the Affiliate revenues during the three months ended March 31, 2008 by approximately $120 million on a year over year basis.

The number of searches on Affiliate sites increased by approximately 18 percent in the three months ended March 31, 2008, as compared to the same period in 2007. The increase in the volume of searches is primarily attributed to the net increase in the number of Affiliates, as well as increases in searches per Affiliate.

The average revenue per search on our Affiliate sites decreased by 23 percent in the three months ended March 31, 2008, as compared to the same period in 2007, primarily as a result of a change in traffic mix, as well as due to traffic quality initiatives, and the impact of the aforementioned sale of Overture Japan to Yahoo! Japan.

Fees Revenues.  Fees revenues for the three months ended March 31, 2008 increased $42 million, or 21 percent, as compared to the same period in 2007. The year over year growth is associated with an increase in the number of paying users for our fee-based services, which numbered 17.4 million as of March 31, 2008, compared to 16.5 million as of March 31, 2007, an increase of 5 percent. As we renew contracts with broadband partners and our relationships move from being fee paying user based to an advertising revenue sharing model, our number of fee paying users will decrease. Adjusting the number of fee paying users as of March 31, 2007 to remove the impact of renewed broadband relationships, our fee paying users would have been 15.3 million, compared to 17.4 million as of March 31, 2008, an increase of 14 percent. Our increased base of paying users grew across most of our Offerings. Our fee-based services include Internet broadband services, sports, music, games, personals, and premium mail offerings, as well as our services for small businesses. Average monthly revenues per paying user remained consistent at approximately $3 for both the three months ended March 31, 2008 and 2007, respectively. Recently, we have been working with our broadband Internet access partners (“partners”) to renew and extend our relationships. As we renew these access relationships, we are seeking to add new opportunities to improve on our historic strengths in portal, search, and mail. The market has moved to an environment in which advertising revenue sharing is the prevailing model. We are evolving our partnerships accordingly and our partners are re-signing with us due to the strategic importance of our relationships and the products we offer. This will result in a reduction in fees revenues associated with these partnerships, but is expected to be offset by increased marketing services revenues associated with the display advertising and sponsored search revenue share arrangements.

Costs and Expenses.  Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2007	(*)	2008	(*)	Change

Cost of revenues	$713,637	43%	$755,083	42%	6%
Sales and marketing	$367,419	22%	$424,591	23%	16%
Product development	$239,500	14%	$305,606	17%	28%
General and administrative	$155,165	9%	$171,080	9%	10%
Amortization of intangibles	$27,102	2%	$23,740	1%	(12)%
Strategic workforce realignment costs, net	—	—	$16,885	1%	N/A

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2007	2008

Cost of revenues	$2,007	$3,280
Sales and marketing	50,268	65,538
Product development	48,300	48,082
General and administrative	39,431	20,389
Strategic workforce realignment expense reversals	—	(12,284)

Total stock-based compensation expense	$140,006	$125,005

See Note 10 — “Stock-Based Compensation” in the Notes to the condensed consolidated financial statements as well as our Critical Accounting Policies, Judgments, and Estimates for additional information about stock-based compensation.

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

Cost of revenues was as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2007	(*)	2008	(*)	Change

TAC	$488,774	29%	$465,544	26%	(5)%
Other cost of revenues	224,863	14%	289,539	16%	29%

Cost of revenues	$713,637	43%	$755,083	42%	6%

(*)	Percent of total revenues.

Cost of revenues for the three months ended March 31, 2008 increased $41 million, or 6 percent, as compared to the same period in 2007. The increase included $65 million in other costs of revenues offset by a $23 million decrease in TAC. The year over year decrease in TAC of $23 million, or 5 percent for the three months ended March 31, 2008, was mainly due to the sale of Overture Japan to Yahoo! Japan offset by an increase in average TAC rates related to new contracts and the changes in partner mix. The year over year increase of $65 million for the three months ended March 31, 2008 in other cost of revenues included increases of $20 million in amortization of technology, developed technology, and intellectual property rights acquired through acquisitions and $13 million in Internet and telecom connection charges, increased usage, and data center costs. We also experienced increases in the depreciation of server equipment, information technology assets, and maintenance costs of $15 million, as well as an increase of $12 million due to increased compensation expense related to additional headcount and increased content costs related to our media offerings. The increase in the amortization of technology, developed technology, and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology. Increased Internet connection charges, telecom usage, and data center costs supported our growing audience of users, traffic, and new offerings on Yahoo! Properties. The increase in the depreciation of server equipment, information technology assets, and maintenance costs resulted from our continued investments in information technology assets and server equipment.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three months ended March 31, 2008 increased $57 million, or 16 percent, as compared to the same period in 2007. The year over year increase in sales and marketing expenses for the three months ended March 31, 2008 was mainly due to increased compensation expense. Compensation expense increased approximately $51 million for the three months ended March 31, 2008, including an additional $15 million of stock-based compensation expense due to a net increase in our sales and marketing headcount.

Sales and marketing expenses as a percentage of revenues were 23 percent (including 4 percent related to stock-based compensation expense) and 22 percent (including 3 percent related to stock-based compensation expense) for the first quarter of 2008 and 2007, respectively.

Product Development.  Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for the development of, enhancements to, and maintenance of Yahoo! Properties and internally used software, classification and organization of listings within Yahoo! Properties, research and development, Yahoo!’s technology platforms and infrastructure, and facilities related expenses. Depreciation expense and other operating costs are also included in product development.

Product development expenses for the three months ended March 31, 2008 increased $66 million, or 28 percent, as compared to the same period in 2007. Approximately $56 million of the increase for the three months ended March 31, 2008 was related to compensation expense. The increased compensation expense reflected our continued net hiring of engineering talent to further develop and enhance new and existing offerings and services on Yahoo! Properties. Other product and development expenses increased approximately $11 million primarily due to increased outsourced services, increased depreciation expense due to our continued investments in information technology assets and server equipment, and expenses related to new and expanded facilities.

Product development expenses as a percentage of revenues were 17 percent (including 3 percent related to stock-based compensation expense) and 14 percent (including 3 percent related to stock-based compensation expense) for the first quarter of 2008 and 2007, respectively.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) related to our legal, finance, and human resource organizations and fees for professional services.

General and administrative expenses for the three months ended March 31, 2008 increased $16 million, or 10 percent, as compared to the same period in 2007. The increase was mainly due to an additional $25 million in outsourced service provider expenses. Of the $25 million increase, we incurred incremental costs of $14 million primarily for outside advisors related to Microsoft Corporation’s (“Microsoft”) unsolicited proposal, other strategic alternatives, and related litigation defense costs. We expect to continue incurring outside advisor costs related to Microsoft’s unsolicited proposal, other strategic alternatives, and related litigation defense costs. We also incurred $6 million in legal settlement expenses. Compensation expense increased approximately $9 million due to a net increase in our general and administrative headcount. These increases were offset by a $19 million decrease in stock-based compensation expense as a result of expense included during the three months ended March 31, 2007 for certain executives who have since left the Company, in which no similar expense was recorded in the current period.

General and administrative expenses as a percentage of revenues were 9 percent (including 1 percent related to stock-based compensation expense) and 9 percent (including 2 percent related to stock-based compensation expense) for the first quarter of 2008 and 2007, respectively.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in cost of revenues and not in amortization of intangibles.

Amortization of intangibles was approximately $24 million for the three months ended March 31, 2008, compared to $27 million for the same period in 2007. Amortization of intangibles was 1 percent and 2 percent of revenues for the first quarters of 2008 and 2007, respectively. The year over year decrease in amortization of intangibles was primarily the result of more intangible assets being fully amortized as of March 31, 2008 compared to March 31, 2007.

During the three months ended March 31, 2008 and 2007, we acquired $9 million and $7 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balance as of March 31, 2008 and 2007.

Strategic Workforce Realignment Costs, Net.  During the three months ended March 31, 2008, we implemented a strategic workforce realignment to more appropriately allocate resources to our key strategic initiatives. The strategic realignment involves investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities.

As of March 31, 2008, we incurred total pre-tax cash charges of approximately $29 million in severance pay expenses and related cash expense in connection with the workforce realignment. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for forfeited unvested awards, resulting in a net estimated total strategic workforce realignment pre-tax expense of approximately $17 million. Of the $17 million strategic workforce realignment pre-tax expense, $13 million was related to the United States segment and $4 million was related to the International segment. As of March 31, 2008, the remaining accrual related to the strategic workforce realignment was approximately $15 million, which we expect to be substantially paid by the end of the second quarter of 2008.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended March 31,
	2007	2008

Interest and investment income	$38,137	$23,167
Investment gains (losses), net	449	(2,210)
Other	(3,135)	2,705

Total other income, net	$35,451	$23,662

Other income, net was $24 million for the three months ended March 31, 2008, a decrease of $12 million, as compared to the same period in 2007. Interest and investment income for the first quarter of 2008 decreased mainly from lower average invested balances as well as lower average interest rates, compared to the same period in 2007. Average interest rates were approximately 3.6 percent in the first quarter of 2008, compared to 4.6 percent in the same period in 2007.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rate for the three months ended March 31, 2008 was 39.5 percent, compared to 45.2 percent for the same period in 2007. These effective tax rates differ from the amounts computed by applying the federal statutory income tax rate primarily due to state taxes, the effect of non-U.S. operations, and non-deductible stock-based compensation expense. The effective tax rate in 2008 was lower than the rate for the same period in 2007 primarily due to the effect of items recorded in the quarter ended March 31, 2008 related to non-U.S. operations. We currently expect the effective tax rate for fiscal year 2008 to be 44 percent to 46 percent.

During the three months ended March 31, 2008, we recorded an increase in our total unrecognized tax benefits of approximately $5 million bringing the balance to $691 million. Over the next twelve months, our existing tax positions are expected to generate an increase in total unrecognized tax benefits.

Earnings in Equity Interests.  Earnings in equity interests for the three months ended March 31, 2008 was $455 million (including a $401 million net non-cash gain related to Alibaba Group Holding Limited’s (“Alibaba Group”) initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), net of tax), as compared to $29 million for the same period in 2007. Earnings in equity interests consists of our share of the net income or loss of our equity investments in Yahoo! Japan and Alibaba Group. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our condensed consolidated financial statements. Minority interests in operations of consolidated subsidiaries were less than $0.1 million for the three months ended March 31, 2008 and $1 million for the three months ended March 31, 2007. Minority interests recorded for the three months ended March 31, 2008 and 2007 were related to our Yahoo! 7 joint venture arrangement which was completed in the first quarter of 2006.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the United States and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense includes income from operations before depreciation, amortization, and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization, and stock-based compensation expense is an appropriate measure for evaluating the operational performance of our segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2007	(*)	2008	(*)	Change

Revenues by segment:
United States	$1,100,757	66%	$1,307,410	72%	19%
International	571,093	34%	510,192	28%	(11)%

Total revenues	$1,671,850	100%	$1,817,602	100%	9%

(*) Percent of total revenues.

	Three Months Ended
	March 31,		Percent
	2007	2008	Change

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$341,518	$315,163	(8)%
International	118,517	117,970	0%

Total segment operating income before depreciation, amortization, and stock-based compensation expense	460,035	433,133	(6)%
Depreciation and amortization	(151,002)	(187,511)	24%
Stock-based compensation expense	(140,006)	(125,005)	(11)%

Income from operations	$169,027	$120,617	(29)%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues for the three months ended March 31, 2008 or 2007, respectively.

United States.  United States revenues for the three months ended March 31, 2008 increased $207 million, or 19 percent, as compared to the same period in 2007. Our year over year increases in revenues were a result of growth in advertising across the majority of Yahoo! Properties and in our fee-based services. Our expanding user base which has been attracting more advertisers has been contributing to our growth in our advertising revenues. The growth in our fee-based services is due to the increase in our paying users for both existing and new offerings. United States operating income before depreciation, amortization, and stock-based compensation expense for the three months ended March 31, 2008 decreased $26 million, or 8 percent compared to the same period in 2007.

International.  International revenues for the three months ended March 31, 2008 decreased $61 million, or 11 percent, as compared to the same period in 2007. Most of the international revenues decrease is the result of the sale of Overture Japan to Yahoo! Japan for the three months ended March 31, 2008. International operating income before depreciation, amortization, and stock-based compensation expense for the three months ended March 31, 2008 decreased less than $1 million, or less than 1 percent compared to the same period in 2007.

International revenues accounted for approximately 28 percent of total revenues in the three months ended March 31, 2008, compared to 34 percent in the same period in 2007.

The performance of our international operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated by our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include British Pounds, Korean Won, Euros, Japanese Yen, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our international operations are translated into United States Dollars at the average exchange rates in each applicable period. To the extent the United States Dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions results in reduced revenues, operating expenses, and net income for our

International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the United States dollar weakens against foreign currencies. Using the average foreign currency exchange rates for the three months ended March 31, 2007, our international revenues for the three months ended March 31, 2008 would have been lower than we reported by approximately $26 million.

Critical Accounting Policies, Judgments, and Estimates

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

Revenue Recognition.  Our revenues are generated from marketing services and fees. Marketing services revenues is generated from several offerings including: the display of textual, rich media advertisements, display of text based links to advertisers’ websites, listing based services, and commerce based transactions. Fees revenues include revenues from a variety of consumer and business fee-based services. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we may enter into certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangements should be reported gross as a principal versus net as an agent; and (6) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value; and (7) whether the arrangement should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Deferred Income Tax Asset Valuation Allowance.  We record a valuation allowance to reduce our deferred income tax assets to the amount that is more likely than not to be realized. In evaluating our ability to recover our deferred income tax assets, we consider all available positive and negative evidence, including our operating results, on-going tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event that we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Conversely, in the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made.

We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are supportable.

Goodwill and Other Intangible Assets.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. See Note 5 — “Goodwill” in the Notes to the condensed consolidated financial statements for additional information. Based on our 2007 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

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

Investments in Equity Interests.  We account for investments in entities in which we can exercise significant influence but do not own a majority equity interest or otherwise control using the equity method. In accounting for these investments, we record our proportionate share of these entities’ net income or loss, one quarter in arrears.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the expected pre-vesting forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the three months ended March 31, 2008 and 2007 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted and subsequently forfeited since they are unvested at the time of termination. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 10 — “Stock-Based Compensation” in the Notes to the condensed consolidated financial statements for additional information.

Recent Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our consolidated financial position, cash flows, and results of operations.

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

Liquidity and Capital Resources

	As of	As of
	December 31,	March 31,
	2007	2008
	(In thousands)

Cash and cash equivalents	$1,513,930	$2,341,205
Short-term marketable debt securities	487,544	267,129
Long-term marketable debt securities	361,998	239,428

Total cash, cash equivalents, and marketable debt securities	$2,363,472	$2,847,762

Percentage of total assets	19%	21%

	Three Months Ended
	March 31,
Cash Flow Highlights	2007	2008
	(In thousands)

Net cash provided by operating activities	$434,700	$786,305
Net cash provided by investing activities	$21,541	$18,410
Net cash used in financing activities	$(721,015)	$(5,159)

Our operating activities for the three months ended March 31, 2008 and 2007 generated adequate cash to meet our operating needs. As of March 31, 2008, we had cash, cash equivalents, and marketable debt securities totaling $2.8 billion, compared to $2.4 billion at December 31, 2007. During the three months ended March 31, 2008, we used $79 million in direct stock repurchases and $52 million for tax withholdings related to net share settlements of restricted stock awards and restricted stock units. Additionally, we invested $140 million in net capital expenditures and $166 million in net acquisitions. The cash used for these investments was offset by $786 million of cash generated from operating activities (including a $350 million one-time payment from AT&T Inc. recorded in deferred revenue), and $127 million from the issuance of common stock as a result of the exercise of stock options.

We expect to continue to generate positive cash flows from operations for the remainder of 2008. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and lowest priority to unobservable inputs (level 3 measurements). See Note 15 — “Fair Value of Financial Instruments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in the three months ended March 31, 2008 mainly due to the net impact of non-cash adjustments to income. In the three months ended March 31, 2008 and 2007, operating cash flows were positively impacted by changes in working capital balances including a one-time payment from AT&T Inc., which is recorded in deferred revenue.

Cash used in investing activities was primarily attributable to capital expenditures, purchases of intangible assets, as well as acquisitions including our strategic investments. In the three months ended March 31, 2008, we invested $140 million in net capital expenditures, $9 million to purchase intangible assets, a net $166 million in acquisitions, and a net $10 million in other investing activities. In the three months ended March 31, 2007, we invested $118 million in net capital expenditures and a net $12 million in acquisitions.

Cash used in financing activities is driven by our financing activities relating to stock repurchases and employee option exercises. During the three months ended March 31, 2008, we used $79 million in the direct repurchase of 3.4 million shares of our common stock at an average price of $23.39 per share. In addition, $52 million was used for tax withholdings related to net share settlements of restricted stock awards and restricted stock units ($18 million of which relates to reacquired shares in treasury stock related to restricted stock awards). See Note 11 — “Stock Repurchase Programs” in the Notes to the condensed consolidated financial statements for additional information. During the three months ended March 31, 2007, we used $595 million in the direct repurchase of 19.9 million shares of our common stock at an average price of $29.91 per share. We also entered into a structured stock repurchase transaction, which settles in cash or stock depending on the market price of our common stock on the date of maturity, resulting in a total cash outlay of $250 million. Additionally, we had cash proceeds from employee option exercises of $127 million for the three months ended March 31, 2008, as compared to $72 million for the same period in 2007.

The excess tax benefits from stock-based awards of $52 million as reported on the condensed consolidated statement of cash flows in financing activities for the three months ended March 31, 2007 represents the reduction, in income taxes otherwise payable during the period, attributable to the gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. The reduction in income taxes otherwise payable during the three months ended March 31, 2008 is attributable entirely to the exercise of stock options for which deferred income tax assets were recorded in prior periods. The income tax benefit of such stock option exercises was recorded as a reduction to deferred income tax assets and is reflected in the deferred income taxes line of the cash flows from operating activities section of the condensed consolidated statement of cash flows.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (“the Notes”) which mature on April 1, 2008. These Notes were convertible into Yahoo! common stock at a conversion price of $20.50 per share, subject to adjustment upon the occurrence of certain events. Each $1,000 principal amount of the Notes was convertible on or prior to April 1, 2008 if the market price of our common stock reaches a specified threshold ($22.55) for a defined period of time or specified corporate transactions occur. As of March 31, 2008, the market price condition for convertibility of the Notes was satisfied with respect to the fiscal quarters beginning on January 1, 2008 and April 1, 2008. On or before April 1, 2008, holders of the Notes were able to convert their Notes into shares of Yahoo! common stock at the rate of 48.78 shares of Yahoo! common stock for each Note.

As of March 31, 2008, $167 million of the Notes were converted and 8.1 million shares of Yahoo! common stock were issued to holders of the Notes. The $583 million remaining debt outstanding as of March 31, 2008 was classified as long-term debt as the debt was subsequently exchanged for long-term equity. Since the quarter beginning April 1, 2007, the debt had been classified as short-term debt as we would have had to settle the Notes in cash at maturity, unless conversion was requested by the holders of the Notes. This price threshold expired on March 31, 2008. See Note 9 — “Long-Term Debt” in the Notes to the condensed consolidated financial statements for additional information. In April 2008, the remaining $583 million of long-term debt was converted by holders of the Notes and an additional 28.4 million shares of our common stock were issued. See Note 17 — “Subsequent Events” in the Notes to the condensed consolidated financial statements.

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

In the three months ended March 31, 2008, we repurchased 3.4 million shares of common stock directly at an average price of $23.39 per share. Total cash consideration for the repurchased stock was $79 million. See Note 11 — “Stock Repurchase Programs” in the Notes to the condensed consolidated financial statements for additional information.

In addition, upon the vesting of certain restricted stock awards during the three months ended March 31, 2008, we reacquired 605,000 shares of such vested stock to satisfy tax withholding obligations. These repurchased shares were recorded as $18 million of treasury stock and reduced the number of common shares outstanding by 605,000 accordingly.

Treasury stock is accounted for under the cost method.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $140 million for the three months ended March 31, 2008, compared to $118 million in the same period in 2007.

Our capital expenditures in 2008 are expected to be consistent with 2007 levels as we continue to invest in the expansion of Yahoo! Properties and our offerings. This level of expenditure, together with the increase in operating lease commitments, is consistent with our increased headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

Operating Leases.  We have entered into various non-cancelable operating lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2008 and 2027.

A summary of gross lease commitments as of March 31, 2008 is as follows (in millions):

Gross Lease
Commitments

Nine months ending December 31, 2008	$107
Years ending December 31,
2009	141
2010	122
2011	101
2012	90
2013	84
Due after 5 years	343

Total gross lease commitments	$988

Affiliate Commitments.  In connection with our contracts to provide sponsored search and/or display advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of March 31, 2008, these commitments totaled $275 million, of which $71 million will be payable in the remainder of 2008, $111 million will be payable in 2009, and $93 million will be payable in 2010.

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, we are obligated to invest up to $84 million through July 2008. To the extent the licensed intellectual property will benefit future periods, we will capitalize such payments and amortize them over the useful life of the related intellectual property.

Income Taxes.  As of March 31, 2008, the unrecognized tax benefits that resulted in an accrued liability amounted to $252 million and are classified as “deferred and other long-term tax liabilities” on our condensed consolidated balance sheets. As of March 31, 2008, the settlement period for our income tax liabilities cannot be determined. However, no significant liabilities are expected to become due within the next twelve months.

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

Interest Rate Risk.  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in marketable debt instruments of the United States Government and its agencies, in high-quality corporate issuers, and by policy, limit the amount of credit exposure to any one issuer. We protect and preserve invested funds by limiting default, market and reinvestment risk.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2008 and December 31, 2007, we had investments in short-term marketable debt securities of approximately $267 million and $488 million, respectively. Such investments had a weighted-average yield of approximately 4.5 percent for both periods. As of March 31, 2008 and December 31, 2007, we had investments in long-term marketable debt securities of approximately $239 million and $362 million, respectively. Such investments had a weighted average yield of approximately 4.8 percent and 5.0 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $2 million and $4 million decrease, in the fair value of our available-for-sale debt securities as of March 31, 2008 and December 31, 2007, respectively.

The fair market value of the Notes issued by Yahoo! and due on April 1, 2008 is subject to interest rate risk and market risk due to the convertible feature of the Notes. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the Notes will also increase as the market price of the Yahoo! stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the Notes but do not impact our financial position, cash flows, or results of operations. As of March 31, 2008 and December 31, 2007, the fair value of the Notes were approximately $0.8 billion and $0.9 billion, respectively, based on quoted market prices. See Note 9 — “Long-Term Debt” in the Notes to the condensed consolidated financial statements for additional information.

Foreign Currency Risk.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include British Pounds, Korean Won, Euros, Japanese Yen, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our international operations are translated into U.S. Dollars at the average exchange rates in each applicable period. Using the average foreign currency exchange rates for the three months ended March 31, 2007, our international revenues for the three months ended March 31, 2008 would have been lower than we reported by approximately $26 million and our international segment operating income before depreciation, amortization, and stock-based compensation expense would have been lower than we reported by $8 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into United States Dollars in consolidation that will lead to a translation gain or loss that is recorded in accumulated other comprehensive income which is part of stockholders’ equity. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. During the three months ended March 31, 2008 and 2007, our net foreign currency transaction gains and losses, realized and unrealized, were not material.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and current and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2008 and 2007, net unrealized gains and losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of investments, which were not material as of March 31, 2008 and 2007. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $11 million and $10 million as of March 31, 2008 and 2007, respectively.

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

From time to time, third-parties assert patent infringement claims against Yahoo!. Currently, we are engaged in lawsuits regarding patent issues and have been notified of other potential patent disputes. In addition, from time to time we are subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation, invasion of privacy, or similar claims arising in connection with our e-mail, message boards, auction sites, shopping services, and other communications and community features.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court, Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the claims against certain defendants, including Overture. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Overture, was submitted to the Court for approval. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that had been consolidated. Overture’s case is not one of these focus cases. On October 13, 2004, the district court certified these focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit overturned the district court’s class certification decision. Since class certification, which was a condition of the settlement, was not met, the parties stipulated to terminate the settlement. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon this stipulation. Plaintiffs amended complaints in the six cases. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by some plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Initial briefing on the class certification motion was completed in April 2008. We intend to defend the case vigorously.

In May 2007, two purported class actions were commenced by plaintiffs Ellen Brodsky and Manifred Hacker, asserting claims arising under the federal securities laws against us and certain individual defendants. These actions were ordered consolidated in the U.S. District Court for the Central District of California and, on December 21, 2007, a Consolidated Amended Complaint was filed against Yahoo! and certain individual defendants, including current and former officers and a former director and officer. Plaintiffs purport to represent a class of persons who purchased Yahoo!’s common stock between April 8, 2004 and July 18, 2006. Plaintiffs allege that defendants engaged in a scheme to inflate Yahoo!’s share price by making false and misleading statements regarding Yahoo!’s operations, financial results, and future business prospects in violation of Section 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5. Plaintiffs also allege that the individual defendants engaged in insider trading in violation of the Section 20(A) of the Securities Exchange Act, and as control persons are subject to liability under Section 20(A) of the Securities Exchange Act. The Consolidated Amended Complaint seeks compensatory damages, injunctive relief, disgorgement of alleged insider trading proceeds, and other equitable relief. On March 10, 2008, the Court granted defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California.

On May 15, 2007, a stockholder derivative complaint was filed in the California Superior Court, Santa Clara County, by Greg Brockwell against members of Yahoo!’s Board of Directors and selected officers. Brockwell seeks to prosecute the action on behalf of Yahoo!, which is named as a “nominal defendant,” and to obtain relief on behalf of Yahoo!. The complaint alleges breaches of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code between April 2004 and the present. The derivative complaint alleges facts substantially similar to the Consolidated Amended Complaint in the federal class action litigation, and seeks, on behalf of Yahoo!, treble damages under California law, equitable and injunctive relief, restitution, and reimbursement of costs. Discovery has been initiated, and a status conference is set for May 16, 2008. On June 14, 2007, a second stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board of Directors and selected officers. The complaint filed by Plaintiff Watkins is substantially similar to the complaint filed by Plaintiff Brockwell, with the addition of a claim for relief for alleged violation of Section 10(b) of the Securities Exchange Act of 1934. The federal derivative plaintiff (Watkins) has agreed to coordinate her action with the consolidated federal class action litigation. On April 15, 2008, defendants filed a motion to transfer the Watkins federal derivative action to accompany the previously transferred Consolidated Amended Complaint in the Brodsky federal class action litigation. On April 21, 2008, defendants also opposed plaintiff’s motion to further amend the complaint to assert allegations relating to Microsoft’s February 1, 2008 unsolicited proposal to acquire Yahoo! Inc. On April 29, 2008, the Watkins action was transferred to the U.S. District Court for the Northern District of California, and a motion to amend the complaint was denied by the transferring court.

Since February 1, 2008, five separate stockholder lawsuits were filed in the California Superior Court, Santa Clara County, against Yahoo! Inc., members of the Board of Directors, and selected former officers by plaintiffs Edward Fritsche, the Thomas Stone Trust, Tom Turberg, Congregation Beth Aaron, and the Louisiana Municipal Police Employees’ Retirement System (the “California Lawsuits”). The California Lawsuits were consolidated, and on March 12, 2008, a Consolidated Amended Class Action and Derivative Complaint was filed, captioned, In re Yahoo! Inc. Shareholder Litigation, in Santa Clara County Superior Court. The Consolidated Amended Class and Derivative Complaint alleges that the Yahoo! Board of Directors breached fiduciary duties in connection with Microsoft’s unsolicited proposal to acquire Yahoo!. The Consolidated Amended Class and Derivative Complaint seeks declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. On March 28, 2008, the Santa Clara County Superior Court granted defendants’ motion to stay the Consolidated Amended Class Action and Derivative Complaint pending resolution of similar proceedings pending in Delaware Court of Chancery described below.

Since February 11, 2008, five separate stockholder lawsuits were filed in Delaware Court of Chancery against Yahoo! Inc. and members of the Board of Directors by plaintiffs The Wayne County Employees’ Retirement System, Ronald Dicke, and The Police and Fire Retirement System of the City of Detroit along with The General Retirement System of the City of Detroit, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund and Vernon A. Mercier (the “Delaware Lawsuits”). Two of the Delaware Lawsuits (by plaintiff Wayne County and by plaintiff Plumbers and Pipefitters Local Union) were voluntarily dismissed. All of the remaining Delaware Lawsuits were consolidated (lead plaintiff is the Police and Fire Retirement System of the City of Detroit) and lead counsel was appointed. The plaintiffs in the Delaware Lawsuits purport to assert class claims on behalf of all Yahoo! stockholders, except defendants and their affiliates and generally allege that defendants breached fiduciary duties by rejecting Microsoft’s February 1, 2008, unsolicited proposal to acquire Yahoo! Inc. without fully informing themselves whether Microsoft would offer additional consideration and alleging that defendants are not acting in the best interests of stockholders and are seeking to entrench themselves through a series of defensive initiatives. The complaints in the Delaware Court of Chancery seek unspecified damages, declaratory relief and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. Pursuant to a case management order, defendants are responding to expedited discovery. On March 24, 2008, the Court denied plaintiff’s motion to set an expedited trial date in May 2008.

We may incur substantial expenses in defending against such claims, and it is not presently possible to accurately forecast their outcome. We do not believe, based on current knowledge, that any of the foregoing legal proceedings or claims are likely to have a material adverse effect on our financial position, results of operations, or cash flows. In the event of a determination adverse to Yahoo! Inc. or its subsidiaries, we may incur substantial monetary liability, and be required to change our business practices. Either of these could have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 27, 2008, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the 10-K for the year ended December 31, 2007.

We face significant competition from large-scale Internet content, product and service aggregators, principally Google, Microsoft and AOL.

We face significant competition from companies, principally Google, Microsoft, and AOL, that have aggregated a variety of Internet products, services, technologies, and content in a manner similar to Yahoo!. Google’s Internet search service directly competes with us for Affiliate and advertiser arrangements, both of which are key to our business and operating results. Microsoft’s Internet search service also directly competes with us for Affiliate and advertiser arrangements with paid search, and may release features that may make Internet searching capabilities a more integrated part of its Windows operating system. Additionally, Google and Microsoft both offer many other services that directly compete with our services, including Internet advertising solutions, consumer e-mail services, desktop search, local search, instant messaging, photos, maps, video sharing, content channels, mobile applications, and shopping services. AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; advertising offerings; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, technological, financial, personnel, or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually and potentially in combination with each other. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, publishers, or developers, then our revenues and growth rates could decline.

We also face competition from other Internet service companies, including Internet access providers, device manufacturers offering online services, Internet advertising companies, and destination Websites.

Our users must access our services through Internet access providers, including wireless providers and providers of cable and broadband Internet access. To the extent that an access provider or device manufacturer offers online services competitive with those of Yahoo!, the user may elect to use the services or properties of that access provider or manufacturer. In addition, the access provider or manufacturer may make it difficult to access our services by not listing them in the access provider’s or manufacturer’s own directory or by providing Yahoo! with less prominent listings than the access provider, manufacturer, or a competitor’s offerings. Such access providers and manufacturers may prove better able to target services and advertisements to the preferences of their users. If such access providers and device manufacturers are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our revenues could decline. Further, to the extent that Internet access providers, mobile service providers, or network providers increase the costs of service to users or restrict Yahoo!’s ability to deliver products, services, and content to advertisers or end users or increase our costs of doing so, our revenues could decline.

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

In the future, competitors may acquire additional competitive offerings, and if we are unable to complete strategic acquisitions or investments, our business could become less competitive. Further, competitors may consolidate with each other to become more competitive, and new competitors may enter the market. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, publishers, or developers, then our revenues and growth rates could decline.

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

We have deployed our own Internet search technology to provide search results on our network. We have more limited experience in operating our own search service than do some of our competitors. Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We must continually invest in improving our users’ experience, including search relevance, speed, and services responsive to users’ needs and preferences, to continue to attract, retain, and expand our user base. If we are unable to provide search technologies and other services which generate significant traffic to our Websites, or if we are unable to enter into distribution relationships that continue to drive significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

The majority of our revenues are derived from marketing services, and the reduction in spending by or loss of current or potential advertisers would cause our revenues and operating results to decline.

For the quarter ended March 31, 2008, 87 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

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

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing, may be terminated at any time by the advertiser or Yahoo!. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. In addition, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term with respect to certain categories. Any reduction in spending by or loss of existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

In certain markets, we depend on a limited number of sources to direct a significant percentage of users and businesses to our service to conduct searches and a loss of any of these sources could harm our operating results.

A significant percentage of users and businesses that conduct searches and access our search marketing listings come from a limited number of sources in certain markets. In addition to Yahoo! Properties, sources for users are members of our Affiliate network, including portals, browsers, and other Affiliates. Our agreements with Affiliates vary in duration, and depending on the agreement, provide varying levels of discretion to the Affiliate in the implementation of search marketing, including the degree to which Affiliates can modify the presentation of the search marketing listings on their Websites or integrate search marketing with their own services. The agreements may be terminable upon the occurrence of certain events, including failure to meet certain service levels, material breaches of agreement terms, changes in control, or, in some instances, at will. We may not be successful in renewing our Affiliate agreements on as favorable terms or at all. The loss of Affiliates providing significant users or businesses or an adverse change in implementation of search marketing by any of these Affiliates could harm our ability to generate revenue, our operating results, and cash flows from operations.

We may not be able to generate substantial revenues from our alliances with Internet access providers.

Through alliances with Internet access providers, we offer access services that combine customized content and services from Yahoo! (including browser and other communications services) and Internet access from third-party access providers. We may not be able to retain the alliances with our existing Internet access providers or to obtain new alliances with Internet access providers on terms that are reasonable. In addition, these Internet access services compete with many large companies such as AOL, Microsoft, Comcast Corporation, and other established Internet access providers. In certain of these cases, our competition has substantially greater market presence (including an existing user base) and greater financial, technical, marketing, or other resources. As a result of these and other competitive factors, the Internet access providers with which we have formed alliances may not be able to attract, grow, or retain their user bases, which would negatively impact our ability to sell customized content and services through this channel and, in turn, reduce our anticipated revenues from our alliances.

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

•	the revenue we are entitled to receive may be adjusted downwards;

•	we may be required to “make good” on our obligations by providing additional advertising or alternative services;

•	the partners of co-branded services may not renew the arrangements or may renew at less advantageous terms for the Company; and

•	the arrangements may not generate anticipated levels of shared transactions revenue, or partners may default on the payment commitments in such agreements as has occurred in the past.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. We are also subject to review and audit by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.

We rely on the value of our brands, and a failure to maintain or enhance the Yahoo! brands in a cost-effective manner could harm our operating results.

We believe that maintaining and enhancing our brands, including those that contain the Yahoo! name as well as those that do not, is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we anticipate spending increasing amounts of money on, and devoting greater resources to, advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brands. We may not be able to successfully maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, these efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, operating results, and financial condition could be harmed.

If we are unable to license or acquire compelling content at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

Our future success depends in part upon our ability to aggregate compelling content and deliver that content through our online properties. We license much of the content on our online properties, such as news items, stock quotes, weather reports, maps and audio and video content from third-parties. We have been providing increasing amounts of audio and video content to our users, and we believe that users will increasingly demand high-quality audio and video content, such as music, film, speeches, news footage, concerts, and other special events. Such content may require us to make substantial payments to third-parties from whom we license or acquire such content. For example, our music and entertainment properties rely on major sports organizations, radio and television stations, record labels, music publishers, cable networks, businesses, colleges and universities, film producers and distributors, and other organizations for a large portion of the content available on our properties. Our ability to maintain and build relationships with third-party content providers will be critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices. Also, to the extent that Yahoo! develops content of its own, Yahoo!’s current and potential third-party content providers may view our services as competitive with their own, and this may adversely affect their willingness to contract with us. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content to us at all, or may offer it on terms that are not agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third-parties are non-exclusive. Accordingly, other Webcasters and other media providers, such as radio or television providers, may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our brand image and harm our business and our operating results.

We create, own and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets and rights to certain domain names, which we believe are among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights. In addition, effective trademark, patent, copyright, and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages. Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights, or the reputation of our products and media properties. We are aware that third-parties have, from time to time, misused or exploited our brands without permission or copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law or trademark law. If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image may be reduced. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We are, and may in the future be, subject to intellectual property infringement claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

Internet, technology, media companies, and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing or purchasing search, indexing, electronic commerce, and other Internet-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. In addition, patent holding companies may continue to seek to monetize patents they have purchased or otherwise obtained. As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future. From time to time, parties assert patent infringement claims against us. Currently, we are engaged in a number of lawsuits regarding patent issues and have been notified of a number of other potential disputes.

In addition to patent claims, third-parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights or failure to maintain confidentiality of user data. In addition, third-parties have made, and may continue to make, trademark infringement and related claims against us over the display of search results triggered by search terms that include trademark terms.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights, or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using such rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers or Affiliates require us to indemnify them for certain third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brand and negatively impact our operating results.

We are subject to U.S. and foreign government regulation of Internet, mobile, and Voice over Internet Protocol services which could subject us to claims, judgments, and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet, mobile, and Voice over Internet Protocol services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, content regulation, quality of services, telecommunications, mobile and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Recently, plaintiffs have attempted to use U.S. statutes in efforts to recover damages against corporations, including Yahoo!, for alleged human rights abuses committed by foreign governments. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

Federal, state, foreign and international laws and regulations may govern the collection, use, retention, sharing and security of data that we receive from our users, advertising partners, and Affiliates. In addition, we have posted on our and our Affiliates’ Websites our own privacy policies and practices concerning the collection, use, and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy or data protection-related matters could result in a loss of user confidence in us, damage to the Yahoo! brands, and ultimately in a loss of users, advertising partners, or Affiliates which could adversely affect our business.

A large number of legislative proposals pending before the U.S. Congress, various federal and state and legislative bodies and foreign governments concern data privacy and retention issues related to our business. It is not possible to predict whether or when such legislation may be adopted. Certain proposals, if adopted, could impose requirements that may result in a decrease in our user registrations and revenues. In addition, the interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

•	the potential disruption of our on-going business and distraction of management;

•	the incurrence of additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected;

•	the potential for patent and trademark infringement claims against the acquired company;

•	the impairment of relationships with customers and partners of the companies we acquired or in which we invested or with our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with employees of the acquired companies or our existing employees as a result of integration of new management personnel;

•	the difficulty of integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	our lack of, or limitations on, our control over the operations of our joint venture companies;

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems, and operational differences; and

•	the impact of known potential liabilities or unknown liabilities associated with the companies we acquired or in which we invested.

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

Our failure to manage growth, diversification, and changes to our business could harm us.

We are continuing to grow, diversify, and evolve our business both in the U.S. and internationally. As a result of the diversification of our business, personnel growth, acquisitions, and international expansion in recent years, more than one-half of our employees are now based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

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

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, music, and sports. The development cycles for these technologies are long and generally require significant investment by us. We have and will continue to invest in new products and services. Some of these new products and services may not be profitable or may not meet anticipated user adoption rates. We have previously discontinued certain non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

If our operating expenses continue to increase at a rate faster than we grow revenues as we attempt to expand the Yahoo! brand, fund product development, develop media properties, and acquire other businesses or technologies, our operating results could be reduced.

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

We are substantially dependent on the continued services of our senior management who have acquired specialized knowledge and skills with respect to Yahoo! and its operations. The loss of any of these individuals could harm our business. Our business is also dependent on our ability to retain, attract, hire, and motivate talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area, where our corporate headquarters and the headquarters of several of our vertical and horizontal competitors, are located, fluctuations in global economic and industry conditions, changes in Yahoo!’s management or leadership, competitors’ hiring practices, and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

More individuals are utilizing non-Personal Computer (“PC”), devices to access the Internet and our services, and versions of our services developed or optimized for these devices may not gain widespread adoption by users, manufacturers, or distributors of such devices or may not work on these devices, based on the broad range of unique technical requirements that may be established for each device by their manufacturers and distributors globally.

The number of individuals who access the Internet through devices other than a PC, such as personal digital assistants, mobile telephones, televisions, and set-top box devices, has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on the desktop and PC. The lower resolution, functionality, and memory associated with alternative devices currently available may make the use of our services through such devices difficult, and the versions of our services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our services may not work or be viewable on these devices as a result. As we have limited experience to date in operating versions of our services developed or optimized for users of alternative devices, and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our services for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such versions. We may be unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our services, or to capture a sufficient share of an increasingly important portion of the market for these services, and, therefore, we may be unsuccessful in attracting both advertisers and premium service subscribers to these services.

We plan to expand operations in international markets in which we may have limited experience or rely on business partners.

We plan to expand Yahoo! branded online properties and search offerings in international markets. We have currently developed, through joint ventures, strategic investments, subsidiaries, and branch offices, localized offerings in more than 20 countries outside of the U.S. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets in adopting the Internet as an advertising and commerce medium and so our operations in international markets may not develop at a rate that supports our level of investment.

In international markets we compete with local Internet service providers that may have competitive advantages.

In a number of international markets, especially those in Asia, Europe, and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications, and other commercial services. Many of these companies have a dominant market share in their territories and are owned by local telecommunications providers which give them a competitive advantage. Local providers of competing online services may also have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility than Yahoo! due to the fact that we are subject to both U.S. and foreign regulatory requirements. We must continue to improve our local offerings, become more knowledgeable about our local users and their preferences, deepen our relationships with our local users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

Our international operations are subject to increased risks which could harm our business, operating results, and financial condition.

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are certain risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	currency exchange rate fluctuations;

•	political or social unrest or economic instability;

•	import or export restrictions;

•	seasonal volatility in business activity;

•	risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and

•	potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results, and financial condition.

We may be subject to legal liability for online services.

We host a wide variety of services that enable individuals and businesses to exchange information, generate content, advertise products and services, conduct business, and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links or that may be posted online or generated by our users. In addition, Yahoo! has been and may again in the future be subject to domestic or international actions alleging that the availability of certain content within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources.

We also periodically enter into arrangements to offer third-party products, services, or content under the Yahoo! brand or via distribution on Yahoo! Properties, including stock quotes and trading information. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While our agreements with respect to these products, services, and content, often provide that we will be indemnified against such liabilities, the ability to receive such indemnification depends on the financial resources of the other party to the agreement and any amounts received may not be adequate to cover our liabilities or the costs associated with defense of such proceedings.

It is also possible that if the manner in which information is provided or any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services. In addition, our customers, third-parties or government entities may assert claims or actions against us if our online services are used to spread or facilitate malicious or harmful applications. Investigating and defending these types of claims is expensive, even if the claims are without merit or do not ultimately result in liability, could subject us to significant monetary liability or cause a change in business practices that could impact our ability to compete.

We may have difficulty scaling and adapting our existing technology architecture to accommodate increased traffic and technology advances or requirements of our users, advertisers, publishers, and developers.

As one of the most highly trafficked Websites on the Internet, Yahoo! delivers a growing number of products, services, and Page Views to an increasing number of users around the world. In addition, the products and services offered by Yahoo! have expanded and changed significantly and are expected to continue to expand and change rapidly in the future to accommodate new technologies and new means of content delivery, such as rich media, audio, and video. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our products and services to evolving industry standards, and to improve the performance and reliability of our products and services. Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service.

Widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex. In the future, we may make changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause users, advertisers, and Affiliates to experience delays or interruptions in our service. These changes, delays, or interruptions in our service may cause users, advertisers, and Affiliates to become dissatisfied with our service and move to competing providers of online services or to engage in litigation. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store, and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data, and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations, and financial condition.

Our business depends on the continued growth and maintenance of the Internet infrastructure.

The success and the availability of our Internet-based products and services depends in part upon the continued growth and maintenance of the Internet infrastructure itself, including its protocols, architecture, network backbone, data capacity, and security. Spam, viruses, worms, spyware, denial of service attacks, phishing, and other acts of malice may affect not only the Internet’s speed, reliability, and availability but also its continued desirability as a vehicle for commerce, information, and user engagement. If the Internet proves unable to meet the new threats and increased demands placed upon it, our business plans, user and advertiser relationships, site traffic, and revenues could be adversely affected.

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

We rely on third-party providers for our principal Internet connections and technologies, databases, and network services critical to our properties and services, and any errors, failures, or disruption in the services provided by these third-parties could significantly harm our business and operating results.

We rely on private third-party providers for our principal Internet connections, co-location of a significant portion of our data servers, and network access. Any disruption, from natural disasters, technology malfunctions, sabotage, or other factors, in the Internet or network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business, operating results, and financial condition. We have little control over these third-party providers, which increases our vulnerability to disruptions or problems with their services. Any financial difficulties experienced by our providers may have negative effects on our business, the nature and extent of which we cannot predict. We license technology and related databases from third-parties for certain elements of our properties, including, among others, technology underlying the delivery of news, stock quotes and current financial information, chat services, street mapping and telephone listings, streaming capabilities, and similar services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. We also rely on a third-party provider for key components of our e-mail service. Furthermore, we depend on hardware and software suppliers for prompt delivery, installation and service of servers, and other equipment to deliver our services. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand, our business, and operating results.

We rely on distribution agreements and relationships with various third-parties, and any failure to obtain or maintain such distribution relationships on reasonable terms could impair our ability to fully execute our business plan.

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

Interruptions, delays, or failures in the provision of our services could damage our brand and harm our operating results.

Our operations are susceptible to outages and interruptions due to fire, flood, power loss, telecommunications failures, cyber attacks, terrorist attacks, and similar events. In addition, a significant portion of our network infrastructure is located in Northern California, an area subject to earthquakes. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering with our computer systems. For example, we are vulnerable to coordinated attempts to overload our systems with data, resulting in denial or reduction of service to some or all of our users for a period of time. We have experienced a coordinated denial of service attack in the past, and may experience such attempts in the future. We do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of any such occurrence. In an effort to reduce the likelihood of a geographical or other disaster impacting our business, we have distributed and intend to continue distributing our servers among additional data centers located around the world. Failure to execute these changes properly or in a timely manner could result in delays or interruptions to our service, which could result in a loss of users, damage to our brand, and harm our operating results. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets, or investments in equity interests become impaired.

We are required under GAAP to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the stock price of an equity investee that is a public company or a decline in the operating performance of an equity investee if a private company. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill, amortizable intangible assets, or investments in equity interests is determined. This could adversely impact our results of operations.

Potential continuing uncertainty resulting from Microsoft’s recent unsolicited acquisition proposal and related matters may adversely affect our business.

On January 31, 2008, we received an unsolicited proposal from Microsoft to acquire all of the outstanding shares of common stock of the Company. On February 11, 2008, our Board of Directors announced that, after carefully reviewing the proposal, it unanimously concluded that the proposal was not in the best interests of Yahoo! and its stockholders. On May 3, 2008, Microsoft withdrew its proposal to acquire the Company. The review and consideration of the Microsoft proposal and related matters required the expenditure of significant time and resources by us. There can be no assurance that Microsoft will not in the future make another proposal, or take other actions, to acquire the Company, which may create continuing uncertainty for our employees, publishers, advertisers and other business partners. This continuing uncertainty could negatively impact our business. Additionally, we and members of our Board of Directors have been named in a number of purported stockholder class action complaints relating to the Microsoft proposal as more fully described in Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q. These lawsuits or any future lawsuits may become time consuming and expensive. These matters, alone or in combination, may harm our business.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended March 31, 2008, the closing sale prices of our common stock on the Nasdaq Global Select Market ranged from $19.05 to $29.98 per share and the closing sale price on May 7, 2008 was $25.64 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba Group Holding Limited; and news reports relating to trends in our markets or general economic conditions.

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

In addition, Microsoft’s making and withdrawal of its unsolicited proposal caused additional substantial volatility in our stock price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended March 31, 2008 was as follows:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet be
	Total Number	Average	as Part of a	Purchased Under
	of Shares	Price Paid	Publicly Announced	the Programs
Period	Purchased (1) (2)	per Share	Program	(in 000s) (1) (2)

January 1 — January 31, 2008	3,387,811	$23.39	3,387,811	$1,086,843
February 1 — February 29, 2008	—	—	—	$1,086,843
March 1 — March 31, 2008	—	—	—	$1,086,843

Total	3,387,811	$23.39	3,387,811

(1)	The shares repurchased in the three months ended March 31, 2008 were under our stock repurchase program that was announced in October 2006 with an authorized level of $3.0 billion. This program will expire in October 2011.

(2)	Excludes 605,000 shares delivered by employees to satisfy tax-withholding obligations upon the vesting of restricted stock awards.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2	*	Amended and Restated Bylaws of Registrant.
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7	**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9	Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003
[the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
10.14	*	Summary of Compensation Payable to Named Executive Officers.
10.18		Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2008, and incorporated herein by reference.)
31.1	*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2008.
31.2	*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2008.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2008.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: May 8, 2008	By: /s/ BLAKE JORGENSEN Blake Jorgensen Chief Financial Officer (Principal Financial Officer)

Dated: May 8, 2008	By: /s/ MICHAEL MURRAY Michael Murray Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2	*	Amended and Restated Bylaws of Registrant.
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7	**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
4.9	Indenture, dated as of April 9, 2003 by and between the Registrant and U.S. Bank National Association (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 10, 2003
[the April 10, 2003 Form 8-K] and incorporated herein by reference.)
4.10		Registration Rights Agreement, dated as of April 9, 2003 among the Registrant and Credit Suisse First Boston LLC (Filed as Exhibit 4.2 to the April 10, 2003 Form 8-K and incorporated herein by reference.)
10.14	*	Summary of Compensation Payable to Named Executive Officers.
10.18		Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees (Filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed February 27, 2008, and incorporated herein by reference.)
31.1	*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2008.
31.2	*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2008.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2008.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.