Form 10-Q
period 2008-06-30
YAHOO INC
filed 2008-08-08
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-28018

YAHOO! INC.
(Exact name of Registrant as specified in its charter)

Delaware	77-0398689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 First Avenue
Sunnyvale, California 94089
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 349-3300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, $0.001 par value	1,385,789,773

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008
	(Unaudited, in thousands except per share amounts)

Revenues	$1,697,920	$1,798,085	$3,369,770	$3,615,687
Cost of revenues	683,012	765,911	1,396,649	1,520,994

Gross profit	1,014,908	1,032,174	1,973,121	2,094,693

Operating expenses:
Sales and marketing	390,430	404,899	757,849	829,490
Product development	281,086	314,719	520,586	620,325
General and administrative	133,258	188,811	288,423	359,891
Amortization of intangibles	25,177	23,224	52,279	46,964
Strategic workforce realignment costs, net	—	—	—	16,885

Total operating expenses	829,951	931,653	1,619,137	1,873,555

Income from operations	184,957	100,521	353,984	221,138
Other income, net	30,736	24,674	66,187	48,336

Income before income taxes, earnings in equity interests, and minority interests	215,693	125,195	420,171	269,474
Provision for income taxes	(87,732)	(47,693)	(180,090)	(104,666)
Earnings in equity interests	32,106	54,927	61,255	509,709
Minority interests in operations of consolidated subsidiaries	500	(1,214)	1,655	(1,139)

Net income	$160,567	$131,215	$302,991	$673,378

Net income per share — basic	$0.12	$0.10	$0.23	$0.50

Net income per share — diluted	$0.11	$0.09	$0.21	$0.46

Shares used in per share calculation — basic	1,339,594	1,372,629	1,346,035	1,353,180

Shares used in per share calculation — diluted	1,403,819	1,399,277	1,410,779	1,393,821

Stock-based compensation expense by function:
Cost of revenues	$2,357	$3,549	$4,364	$6,829
Sales and marketing	52,110	56,306	102,378	121,844
Product development	64,451	46,442	112,751	94,524
General and administrative	9,861	16,871	49,292	37,260
Strategic workforce realignment expense reversals	—	—	—	(12,284)

Total stock-based compensation expense	$128,779	$123,168	$268,785	$248,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2007	2008
	(Unaudited, in thousands
	except par values)

ASSETS
Current assets:
Cash and cash equivalents	$1,513,930	$2,051,370
Short-term marketable debt securities	487,544	1,019,641
Accounts receivable, net	1,055,532	1,041,874
Prepaid expenses and other current assets	180,716	191,445

Total current assets	3,237,722	4,304,330
Long-term marketable debt securities	361,998	148,313
Property and equipment, net	1,331,632	1,415,801
Goodwill	4,002,030	4,150,966
Intangible assets, net	611,497	615,597
Other long-term assets	503,945	216,042
Investments in equity interests	2,180,917	3,138,598

Total assets	$12,229,741	$13,989,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,162	$136,754
Accrued expenses and other current liabilities	1,006,188	1,062,918
Deferred revenue	368,470	478,352
Short-term debt	749,628	—

Total current liabilities	2,300,448	1,678,024
Long-term deferred revenue	95,129	276,099
Other long-term liabilities	28,086	23,004
Deferred and other long-term tax liabilities, net	260,993	332,428
Commitments and contingencies (Note 12)	—	—
Minority interests in consolidated subsidiaries	12,254	13,393
Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,534,893 and 1,593,423 shares issued, respectively, and 1,330,828 and 1,385,115 shares outstanding, respectively	1,527	1,587
Additional paid-in capital	9,937,010	11,259,544
Treasury stock at cost, 204,065 and 208,308 shares, respectively	(5,160,772)	(5,260,412)
Retained earnings	4,423,864	5,097,242
Accumulated other comprehensive income	331,202	568,738

Total stockholders’ equity	9,532,831	11,666,699

Total liabilities and stockholders’ equity	$12,229,741	$13,989,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,	June 30,
	2007	2008
	(Unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$302,991	$673,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	197,511	243,470
Amortization of intangible assets	113,384	147,398
Stock-based compensation expense	268,785	260,457
Stock-based strategic workforce realignment expense reversals	—	(12,284)
Tax benefits from stock-based awards	164,655	31,133
Excess tax benefits from stock-based awards	(134,491)	—
Deferred income taxes	(90,839)	37,527
Earnings in equity interests	(61,255)	(509,709)
Dividends received	15,156	18,942
Minority interests in operations of consolidated subsidiaries	(1,655)	1,139
(Gains) / losses from sales of investments, assets, and other, net	1,522	(3,910)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	43,365	23,636
Prepaid expenses and other	(12,519)	(1,749)
Accounts payable	31,078	(39,452)
Accrued expenses and other liabilities	(15,839)	54,616
Deferred revenue	18,454	287,551

Net cash provided by operating activities	840,303	1,212,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(262,695)	(315,690)
Purchases of marketable debt securities	(993,039)	(889,467)
Proceeds from sales of marketable debt securities	274,094	199,301
Proceeds from maturities of marketable debt securities	1,070,658	370,977
Acquisitions, net of cash acquired	(36,011)	(179,847)
Purchases of intangible assets	(19,914)	(51,160)
Other investing activities, net	—	(7,639)

Net cash provided by (used in) investing activities	33,093	(873,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	203,725	317,445
Repurchases of common stock	(1,013,181)	(79,236)
Structured stock repurchases, net	(250,000)	—
Excess tax benefits from stock-based awards	134,491	—
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(3,708)	(56,612)
Other financing activities, net	—	(74)

Net cash (used in) provided by financing activities	(928,673)	181,523

Effect of exchange rate changes on cash and cash equivalents	11,218	17,299
Net change in cash and cash equivalents	(44,059)	537,440
Cash and cash equivalents at beginning of period	1,569,871	1,513,930

Cash and cash equivalents at end of period	$1,525,812	$2,051,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows — (Continued)

Supplemental cash flow disclosures:

During the six months ended June 30, 2008, the holders of the Company’s zero coupon senior convertible notes (the “Notes”) converted $750 million of the Notes into 36.6 million shares of Yahoo! common stock. See Note 9 — “Debt” for additional information.

	Six Months Ended
	June 30,	June 30,
	2007	2008
	(Unaudited, in thousands)

Acquisition-related activities:
Cash paid for acquisitions	$41,767	$180,342
Cash acquired in acquisitions	(5,756)	(495)

	$36,011	$179,847

Fair value of common stock and vested stock-based awards issued in connection with acquisitions	$35,004	$—

See Note 3 — “Acquisitions” for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company.  Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo! is focused on powering its communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. To users, Yahoo! provides owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”). Yahoo! also extends its marketing platform and access to Internet users beyond Yahoo! Properties through its distribution network of third-party entities (referred to as “Affiliates”) who have integrated the Company’s advertising offerings into their Websites (referred to as “Affiliate sites”) or their other offerings.

Basis of Presentation.  The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the closing date of the acquisitions. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial position, cash flows, and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

Note 2	BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock that is subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s Notes (using the if-converted method).

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method. Potentially dilutive securities representing approximately 129 million and 133 million shares of common stock for the three and six months ended June 30, 2008, respectively, and 133 million for both the three and six months ended June 30, 2007, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Basic:
Numerator:
Net income for basic calculation	$160,567	$131,215	$302,991	$673,378

Denominator:
Weighted average common shares	1,343,411	1,375,472	1,350,183	1,356,570
Weighted average unvested restricted stock subject to repurchase	(3,817)	(2,843)	(4,148)	(3,390)

Denominator for basic calculation	1,339,594	1,372,629	1,346,035	1,353,180

Net income per share — basic	$0.12	$0.10	$0.23	$0.50

Diluted:
Numerator:
Net income for basic calculation	$160,567	$131,215	$302,991	$673,378
Effect of dilutive securities issued by equity investees	—	—	—	(26,860)

Net income for diluted calculation	$160,567	$131,215	$302,991	$646,518

Denominator:
Denominator for basic calculation	1,339,594	1,372,629	1,346,035	1,353,180
Weighted average effect of Yahoo! dilutive securities:
Restricted stock awards	6,644	10,101	5,779	10,412
Stock options	21,010	14,040	22,392	14,760
Convertible debt	36,571	2,507	36,573	15,469

Denominator for diluted calculation	1,403,819	1,399,277	1,410,779	1,393,821

Net income per share — diluted	$0.11	$0.09	$0.21	$0.46

See Note 9 — “Debt” for additional information related to the Company’s Notes.

Note 3	ACQUISITIONS

Transactions completed in 2007

During the year ended December 31, 2007, the Company completed the acquisitions of Right Media Inc. (“Right Media”), Zimbra, Inc. (“Zimbra”), BlueLithium, Inc. (“BlueLithium”), and other business combinations as described in Note 3 — “Acquisitions” to the Company’s annual financial statements for the year ended

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

December 31, 2007 filed on Form 10-K. The purchase price allocations of acquisitions completed during 2007 are summarized as follows:

	Purchase		Amortizable
	Price	Goodwill	Intangibles

Right Media	$525	$441	$104
Zimbra	$303	$245	$79
BlueLithium	$255	$225	$42
Other acquisitions(*)	$169	$74	$118

(*)	Includes asset acquisitions and other business combinations.

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

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007

Net revenues	$1,729,520	$3,434,534
Net income	$114,440	$214,937
Net income per share — basic	$0.09	$0.16
Net income per share — diluted	$0.08	$0.15

The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets, stock-based compensation expense, and related tax effects.

Transactions completed in 2008

Maven.  On February 11, 2008, the Company acquired Maven Networks, Inc. (“Maven”), a leading online video platform provider. The Company believes that Maven will assist the Company in expanding state-of-the-art consumer video and advertising experiences on Yahoo! and the Company’s network of video publishers across the Web. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Maven and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Maven. Maven stockholders were paid in cash. Outstanding unvested Maven options and restricted stock units were assumed and will be exercisable for, or will settle in, shares of Yahoo! common stock.

The total purchase price of $143 million consisted of $141 million in cash consideration and $2 million of direct transaction costs. In connection with the acquisition, the Company issued stock-based awards valued at $21 million which are being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$257
Other tangible assets acquired	16,869
Amortizable intangible assets:
Customer contracts and related relationships	7,100
Developed technology and patents	57,100
Trade name, trademark, and domain name	1,200
Goodwill	87,549

Total assets acquired	170,075
Liabilities assumed	(3,720)
Deferred income taxes	(23,485)

Total	$142,870

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $88 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the United States (“U.S.”) segment. The Company may make additional adjustments to the purchase price allocation related to goodwill and tangible assets acquired.

The results of operations for Maven and certain other immaterial business combinations have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisitions in 2008. During the six months ended June 30, 2008, the Company also completed immaterial asset acquisitions that did not qualify as business combinations.

The Company’s business combinations completed in 2008 do not have a material impact, and therefore pro forma disclosures have not been presented.

Note 4	INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

			Percent
	December 31,	June 30,	Ownership of
	2007	2008	Common Stock

Alibaba Group	$1,440,278	$2,196,280	44%
Alibaba.com	100,804	104,509	1%
Yahoo! Japan	636,164	833,543	33%
Other	3,671	4,266

Total	$2,180,917	$3,138,598

Equity Investment in Alibaba Group.  As of June 30, 2008, the Company’s ownership interest in Alibaba Group Holding Limited (“Alibaba Group”) was approximately 44 percent compared to 43 percent as of December 31, 2007. The 1 percent increase is due to an increase in ownership interest resulting from the exchange of certain Alibaba Group shares previously held by employees for shares in Alibaba.com Limited (“Alibaba.com”), the business-to-business e-commerce subsidiary of Alibaba Group, as further described below, partly offset by a decrease in ownership interest resulting from the exercise of Alibaba Group’s employee stock options.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

In the initial public offering (“IPO”) of Alibaba.com, Alibaba Group sold an approximate 27 percent interest in Alibaba.com through the issuance of new Alibaba.com shares, the sale of previously held shares in Alibaba.com, and the exchange of certain Alibaba Group shares previously held by Alibaba Group employees for shares in Alibaba.com, resulting in a gain on disposal of interests in Alibaba.com. Accordingly, in the first quarter of 2008, the Company recorded a net non-cash gain of $401 million, net of tax, within earnings in equity interests representing the Company’s share of Alibaba Group’s gain.

As of June 30, 2008, the difference between the Company’s carrying value of its 44 percent investment in Alibaba Group and its proportionate share of the net assets is summarized as follows (in thousands):

Carrying value of investment	$2,196,280
Proportionate share of net assets	1,635,537

Excess of carrying value of investment over proportionate share of net assets	$560,743

The excess carrying value has been assigned to:
Goodwill	$519,341
Amortizable intangible assets	42,476
Deferred income taxes	(1,074)

Total	$560,743

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately five years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The following table presents Alibaba Group’s financial information, as derived from Alibaba Group’s condensed consolidated financial statements, which includes summary operating information for the three and six months ended March 31, 2007 and 2008 and summary balance sheet information as of September 30, 2007 and March 31, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2008	2007	2008

Operating data(1):
Revenues	$67,660	$106,336	$128,658	$203,984
Gross profit	$50,276	$76,152	$90,564	$138,573
Loss from operations	$(5,705)	$(7,663)	$(37,779)	$(35,082)
Net (loss) / income(2)	$(6,244)	$9,000	$(33,142)	$1,892,257

	September 30,	March 31,
	2007	2008

Balance sheet data:
Current assets	$723,609	$2,649,927
Long-term assets	$1,943,425	$1,881,490
Current liabilities	$452,413	$679,174
Long-term liabilities	$15,369	$15,958

(1)	The Company records its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in its condensed consolidated statements of income.

(2)	The net income of $1.9 billion for the six months ended March 31, 2008 is primarily due to Alibaba Group’s sale of an approximate 27 percent ownership interest in Alibaba.com from Alibaba.com’s IPO.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and six months ended June 30, 2007 and 2008, respectively, these transactions were not material.

Equity Investment in Alibaba.com Limited.  As part of the November 6, 2007 IPO of Alibaba.com, the Company purchased an approximate 1 percent interest in Alibaba.com for $101 million. This investment is accounted for using the equity method, consistent with the Company’s investment in Alibaba Group which holds the controlling interest in Alibaba.com. As of June 30, 2008, the difference between the Company’s carrying value of its investment in Alibaba.com of $105 million and its proportionate share of the net assets of Alibaba.com is $98 million. This excess carrying value has been assigned to goodwill and amortizable intangible assets. The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of approximately five years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The differences between generally accepted accounting principles in the U.S. and International Financial Reporting Standards did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements. The fair value of the Company’s approximate 1 percent direct interest in Alibaba.com, based upon the quoted stock price of Alibaba.com as of June 30, 2008, was approximately $81 million. The decline in the quoted market price as of June 30, 2008 below the carrying value of the investment is not indicative of a loss in value that is other-than-temporary.

Equity Investment in Yahoo! Japan.  The investment in Yahoo! Japan Corporation (“Yahoo! Japan”) is being accounted for using the equity method and the total investment is classified as a part of the investments in equity interests balance on the condensed consolidated balance sheets.

On September 1, 2007, the Company commenced a new commercial arrangement with Yahoo! Japan in which the Company provides advertising and search marketing services to Yahoo! Japan for a service fee and exited the pre-existing Affiliate arrangement. Previously, the Company earned search marketing revenues from advertisers and paid traffic acquisition costs (“TAC”) to Yahoo! Japan. The Company no longer recognizes marketing services revenues and TAC for the delivery of sponsored search results and payments to Affiliates in Japan as Yahoo! Japan is responsible for the fulfillment of all advertiser and Affiliate services. Under this new arrangement, the Company records marketing services revenues from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. In addition to marketing services revenues, the Company continues to record revenues from license fees from Yahoo! Japan. The prior commercial arrangement resulted in net costs of approximately $80 million and $158 million for the three and six months ended June 30, 2007, respectively. The new arrangement resulted in revenues of approximately $81 million and $154 million for the three and six months ended June 30, 2008, respectively.

As of December 31, 2007 and June 30, 2008, the Company had a net receivable balance from Yahoo! Japan of approximately $62 million and $18 million, respectively. During the three months ended June 30, 2007 and 2008, the Company received cash dividends from Yahoo! Japan in the amounts of $15 million and $19 million, net of taxes, respectively, which were recorded as reductions in the Company’s investment in Yahoo! Japan. The fair value of the Company’s approximate 33 percent ownership interest in Yahoo! Japan, based upon the quoted stock price of Yahoo! Japan as of June 30, 2008, was approximately $8 billion.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan financial statements, which includes summary operating information for the three and six months ended March 31, 2007 and 2008 and summary balance sheet information as of September 30, 2007 and March 31, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2007	2008	2007	2008

Operating data(*):
Revenues	$482,360	$704,071	$945,352	$1,322,819
Gross profit	$463,882	$598,903	$909,050	$1,129,590
Income from operations	$247,490	$320,249	$482,706	$596,565
Net income	$133,948	$153,423	$262,786	$305,110

	September 30,	March 31,
	2007	2008

Balance sheet data:
Current assets	$1,131,234	$1,654,826
Long-term assets	$1,783,430	$2,068,145
Current liabilities	$692,337	$896,110
Long-term liabilities	$347,995	$302,242

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income.

The differences between generally accepted accounting principles in the U.S. and Japan did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements.

See Note 17 — “Subsequent Events” for additional information related to Yahoo! Japan’s authorized stock repurchase.

Note 5	GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2008	$2,518,848	$1,483,182	$4,002,030
Acquisitions and other(*)	91,984	3,248	95,232
Foreign currency translation adjustments	—	53,704	53,704

Balance as of June 30, 2008	$2,610,832	$1,540,134	$4,150,966

(*)	Other primarily includes certain purchase price adjustments that affect existing goodwill.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2007	June 30, 2008
		Gross Carrying	Accumulated
	Net	Amount	Amortization(1)	Net(2)

Customer, affiliate, and advertiser related relationships	$143,195	$213,084	$(85,165)	$127,919
Developed and acquired technology and intellectual property rights	384,041	765,648	(343,565)	422,083
Trademark, trade name, and domain name	84,261	207,258	(141,663)	65,595

Total intangible assets, net	$611,497	$1,185,990	$(570,393)	$615,597

(1)	Since the acquisition of these intangible assets, foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $29 million as of June 30, 2008.

(2)	As of December 31, 2007 and June 30, 2008, $506 million and $535 million, respectively, of the net intangibles balance were related to the U.S. segment. As of December 31, 2007 and June 30, 2008, $105 million and $81 million, respectively, of the net intangibles balance were related to the International segment.

For the three months ended June 30, 2007 and 2008, the Company recognized amortization expense for intangible assets of $57 million and $77 million, respectively, including $32 million in cost of revenues for the three months ended June 30, 2007 and $54 million in cost of revenues for the three months ended June 30, 2008. For the six months ended June 30, 2007 and 2008, the Company recognized amortization expense for intangible assets of $113 million and $147 million, respectively, including $61 million and $100 million, respectively, in cost of revenues. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2008 and each of the succeeding years is as follows: six months ending December 31, 2008: $131 million; 2009: $172 million; 2010: $137 million; 2011: $86 million; 2012: $56 million; 2013: $22 million; and cumulatively thereafter: $12 million.

During the six months ended June 30, 2007 and 2008, the Company licensed $20 million and $51 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balances as of June 30, 2007 and 2008, respectively.

Note 7	OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Interest and investment income	$33,701	$21,741	$71,838	$44,908
Investment (losses) / gains, net	(3,292)	1,980	(2,843)	(230)
Other	327	953	(2,808)	3,658

Total other income, net	$30,736	$24,674	$66,187	$48,336

Investment (losses) / gains, net includes realized gains and losses related to sales of marketable securities and/or investments in publicly traded or privately held companies as well as any declines in the values of such investments judged to be other than temporary.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 8	COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Net income	$160,567	$131,215	$302,991	$673,378
Change in net unrealized (losses) / gains on available-for-sale securities, net of tax and reclassification adjustments	(2,326)	1,115	(11,203)	(1,247)
Foreign currency translation adjustments	36,379	107,351	58,687	238,783

Other comprehensive income	34,053	108,466	47,484	237,536

Comprehensive income	$194,620	$239,681	$350,475	$910,914

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31,	June 30,
	2007	2008

Unrealized gains on available-for-sale securities, net of tax	$26,874	$25,627
Foreign currency translation, net of tax	304,328	543,111

Accumulated other comprehensive income	$331,202	$568,738

Note 9	DEBT

In April 2003, the Company issued $750 million of the Notes due April 1, 2008 at par bearing no interest, and convertible, under certain circumstances, no later than their April 1, 2008 maturity date.

During the six months ended June 30, 2008, $750 million of the Notes were converted into 36.6 million shares of Yahoo! common stock. As of December 31, 2007, the Notes were classified as short-term debt, because if conversion had not been requested by the holders of the Notes, the Company would have had to settle the Notes in cash at maturity.

Note 10	STOCK-BASED COMPENSATION

Stock Options.  The Company’s Amended and Restated 1995 Stock Plan and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans and the Amended and Restated 1996 Directors’ Stock Plan for the six months ended June 30, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Exercise Price per
	Shares	Share

Outstanding at December 31, 2007	180,397	$29.36
Options granted	4,002	$27.69
Options assumed	216	$25.78
Options exercised(*)	(17,276)	$15.16
Options cancelled, forfeited, or expired	(16,490)	$36.55

Outstanding at June 30, 2008	150,849	$30.15

(*)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

As of June 30, 2008, there was $332 million of unrecognized stock-based compensation costs related to unvested stock options which is expected to be recognized over a weighted average period of 2.7 years.

The fair value of option grants, including the options granted under the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options				Purchase Plan
	Three Months Ended				Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007		2008		2007		2008

Expected dividend yield	0.0%		0.0%		0.0%		0.0%
Risk-free interest rate	4.8%		3.1%		4.5%		2.9%
Expected volatility	30.2%		37.5%		30.3%		33.1%
Expected life (in years)	3.7	5	4.0	0	1.1	5	1.1	5

	Stock Options				Purchase Plan
	Six Months Ended				Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2007		2008		2007		2008

Expected dividend yield	0.0%		0.0%		0.0%		0.0%
Risk-free interest rate	4.7%		2.7%		4.5%		2.9%
Expected volatility	30.4%		34.4%		30.3%		33.1%
Expected life (in years)	3.7	5	3.9	4	1.1	5	1.1	5

Restricted stock awards and restricted stock units activity for the six months ended June 30, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at December 31, 2007	30,227	$29.34
Granted	14,611	$26.89
Assumed	686	$28.63
Vested	(5,913)	$29.87
Forfeited	(3,535)	$24.94

Unvested at June 30, 2008	36,076	$28.68

During the six months ended June 30, 2008, 6.0 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of approximately 2.0 million was based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the relevant taxing authorities were $57 million for the six months ended June 30, 2008 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 0.7 million shares were reacquired by the Company to satisfy the tax withholding obligations and $20 million was recorded as treasury stock. Payments of $37 million related to net share settlements of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and were recorded as a reduction of additional paid-in-capital.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

As of June 30, 2008, there was $584 million of unrecognized stock-based compensation costs related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.1 years.

Executive Retention Compensation Arrangement.  During 2006, the Compensation Committee of the Company’s Board of Directors approved a three-year performance and retention compensation arrangement with Terry Semel, the Company’s then Chief Executive Officer (“CEO”). On June 18, 2007, the executive retention arrangement was terminated due to Mr. Semel’s resignation as the CEO of the Company. During the second quarter of 2007, $16 million of stock-based compensation expense recorded through March 31, 2007 under this arrangement was reversed due to the forfeitures of equity awards. No similar arrangement exists for the current CEO.

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

During the three months ended June 30, 2008, the Company did not repurchase any shares of common stock. During the six months ended June 30, 2008, the Company repurchased 3.4 million shares of common stock at an average price of $23.39 per share. Total cash consideration for the repurchased stock was $79 million. The remaining authorization under the Company’s share repurchase program is approximately $1.1 billion.

Note 12	COMMITMENTS AND CONTINGENCIES

Lease Commitments.  The Company leases office space and data centers under lease agreements with original lease periods of up to 23 years, expiring between 2008 and 2027.

During the six months ended June 30, 2008, the Company entered into an 11 year lease agreement for a data center in the western U.S. The total expected minimum lease commitment is $105 million. The Company has the option to renew this lease for up to an additional ten years.

A summary of gross and net lease commitments as of June 30, 2008 is as follows (in millions):

	Gross Lease	Sublease	Net Lease
	Commitments	Income	Commitments

Six months ending December 31, 2008	$76	$(4)	$72
Years ending December 31,
2009	151	(4)	147
2010	130	(2)	128
2011	109	(2)	107
2012	95	—	95
2013	86	—	86
Due after 5 years	344	—	344

Total gross and net lease commitments	$991	$(12)	$979

Affiliate Commitments.  In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of June 30, 2008, these commitments totaled $440 million, of which $68 million will be payable in the remainder of 2008, $160 million will be payable in 2009, $161 million will be payable in 2010, and $51 million will be payable in 2011.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, the Company is obligated to invest up to $18 million through the third quarter of 2008. To the extent the licensed intellectual property will benefit future periods, the Company will capitalize such payments and amortize them over the useful life of the related intellectual property. The Company is also obligated to make certain payments under various intellectual property arrangements of up to $53 million through 2023.

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

As of June 30, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

Contingencies.  From time to time, third-parties assert patent infringement claims against Yahoo!. Currently, the Company is engaged in lawsuits regarding patent issues and has been notified of other potential patent disputes. In addition, from time to time, the Company is subject to other legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, trade secrets, and other intellectual property rights, claims related to employment matters, and a variety of other claims, including claims alleging defamation, invasion of privacy, or similar claims arising in connection with the Company’s e-mail, message boards, photo and video sites, auction sites, shopping services, and other communications and community features.

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label, Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the U.S. District Court for the Southern District of New York. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. The complaint sought declaratory and injunctive relief and damages for the alleged infringement. After the lawsuit was commenced, Yahoo! entered into an agreement to acquire LAUNCH, which closed in August 2001, and since that time LAUNCH has been a wholly owned subsidiary of Yahoo!. Because LAUNCH settled the LAUNCH litigation as to all other plaintiffs, BMG Music d/b/a/The RCA Records Label was the sole remaining plaintiff in this proceeding. On April 27, 2007, after a two week jury trial, the jury returned a unanimous verdict in favor of LAUNCH finding no liability. The plaintiff has filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s current and former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Securities Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 19, 2002, plaintiffs filed an amended complaint. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the claims against certain defendants, including Overture. In June 2004, a stipulation of settlement and release of claims against the issuer defendants, including Overture, was submitted to the Court for approval. While the partial settlement was pending approval, the plaintiffs continued to litigate against the underwriter defendants. The district court directed that the litigation proceed within a number of “focus cases” rather than in all of the 310 cases that had been consolidated. Overture’s case is not one of these focus cases. On October 13, 2004, the district court certified these focus cases as class actions. The underwriter defendants appealed that ruling, and on December 5, 2006, the Court of Appeals for the Second Circuit overturned the district court’s class certification decision. Since class certification, which was a condition of the settlement, was not met, the parties stipulated to terminate the settlement. On June 25, 2007, the Court entered an order terminating the proposed settlement based upon this stipulation. Plaintiffs amended complaints in the six cases. On March 26, 2008, the district court denied the motions to dismiss except as to Section 11 claims raised by some plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Initial briefing on the class certification motion was completed in April 2008. The Company intends to defend the case vigorously.

In May 2007, two purported class actions were commenced by plaintiffs Ellen Brodsky and Manifred Hacker, asserting claims arising under the federal securities laws against the Company and certain individual defendants. These actions were ordered consolidated in the U.S. District Court for the Central District of California and, on December 21, 2007, a Consolidated Amended Complaint was filed against Yahoo! and certain individual defendants, including current and former officers and a former director and officer. Plaintiffs purport to represent a class of persons who purchased the Company’s common stock between April 8, 2004 and July 18, 2006. Plaintiffs allege that defendants engaged in a scheme to inflate the Company’s share price by making false and misleading statements regarding the Company’s operations, financial results, and future business prospects in violation of Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. Plaintiffs also allege that the individual defendants engaged in insider trading in violation of Section 20(A) of the Securities Exchange Act, and as control persons are subject to liability under Section 20(A) of the Securities Exchange Act. The Consolidated Amended Complaint seeks compensatory damages, injunctive relief, disgorgement of alleged insider trading proceeds, and other equitable relief. On March 10, 2008, the Court granted defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California. Defendants filed a motion to dismiss the Consolidated Amended Complaint which will be heard on September 18, 2008, in conjunction with a case management conference.

On May 15, 2007, a stockholder derivative complaint was filed in the California Superior Court, Santa Clara County, by Greg Brockwell against members of the Company’s Board of Directors and selected officers. Brockwell seeks to prosecute the action on behalf of the Company, which is named as a “nominal defendant,” and to obtain relief on behalf of the Company. The complaint alleges breaches of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between April 2004 and the present. The derivative complaint alleges facts substantially similar to the Consolidated Amended Complaint in the federal class action litigation, and seeks, on behalf of the Company, treble damages under

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

California law, equitable and injunctive relief, restitution, and reimbursement of costs. Discovery has been initiated, and a status conference is set for August 29, 2008. On June 14, 2007, a second stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board of Directors and selected officers. The complaint filed by Plaintiff Watkins is substantially similar to the complaint filed by Plaintiff Brockwell, with the addition of a claim for relief for alleged violation of Section 10(b) of the Securities Exchange Act. The federal derivative plaintiff (Watkins) has agreed to coordinate her action with the consolidated federal class action litigation. On April 15, 2008, defendants filed a motion to transfer the Watkins federal derivative action to accompany the previously transferred Consolidated Amended Complaint in the Brodsky federal class action litigation. On April 21, 2008, defendants also opposed plaintiff’s motion to further amend the complaint to assert allegations relating to Microsoft Corporation’s (“Microsoft”) February 1, 2008 unsolicited proposal to acquire Yahoo! Inc. On April 29, 2008, the Watkins action was transferred to the U.S. District Court for the Northern District of California, and a motion to amend the complaint was denied by the transferring court.

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

Since February 11, 2008, five separate stockholder lawsuits were filed in Delaware Court of Chancery against Yahoo! Inc. and members of the Board of Directors by plaintiffs The Wayne County Employees’ Retirement System, Ronald Dicke, and The Police and Fire Retirement System of the City of Detroit along with The General Retirement System of the City of Detroit, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund and Vernon A. Mercier (the “Delaware Lawsuits”). Two of the Delaware Lawsuits (by plaintiff Wayne County and by plaintiff Plumbers and Pipefitters Local Union) were voluntarily dismissed with prejudice. The remaining Delaware Lawsuits were consolidated (lead plaintiff is the Police and Fire Retirement System of the City of Detroit) and lead counsel was appointed. On June 13, 2008, defendants filed a motion to dismiss the operative complaint. On June 16, 2008, the Court denied plaintiffs’ renewed request for an expedited trial date and on July 11, 2008 stayed all discovery pending resolution of defendants’ motion to dismiss. In lieu of opposing the motion to dismiss, on July 14, 2008, plaintiffs filed a motion for leave of court to file an amended complaint (the “Second Amended and Consolidated Complaint”). The proposed Second Amended and Consolidated Complaint purports to allege claims against certain former and current members of Yahoo!’s Board of Directors on behalf of all Yahoo! stockholders, except defendants and their affiliates. Yahoo! is named as a nominal defendant only, and no monetary relief is sought against the Company.

The proposed Second Amended and Consolidated Complaint generally alleges that defendants breached fiduciary duties in connection with consideration of proposals by Microsoft to purchase all or part of Yahoo!, adoption of severance plans, the June 12, 2008 agreement between Google Inc. and Yahoo! and purports to allege claims relating to alleged false and misleading statements in Yahoo!’s proxy statement. With regard to the proxy statement, plaintiffs allege that the proxy statement falsely discloses that the severance plans were designed to help retain the Company’s employees, maintain a stable work environment and provide certain economic benefits to the employees in the event their employment is actually or constructively terminated in connection with a change in

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

control of the Company when, according to plaintiffs, the severance plans allegedly (i) were designed to interfere with Microsoft’s desire for an orderly integration and to defend against a potential proxy contest, (ii) provide no economic benefit to employees in the event of any reduction in force, reorganization or alternative transaction in lieu of a sale to Microsoft, and (iii) were drafted in a manner that may potentially trigger a tax liability for employees who resign and receive severance. Plaintiffs also allege that the proxy statement is misleading in stating that Compensia advised the Company and F.W. Cook & Co. advised the Compensation Committee of the Board of Directors of the Company with respect to the terms of the plans and that the proxy statement omits to state that Yahoo! management disregarded and withheld from the Board of Directors advice and information provided by Compensia regarding (i) the provisions of the severance plans that allow an employee to obtain severance benefits by claiming a change in the employee’s duties or responsibilities following a change in control, (ii) the amount of severance benefits to be paid to senior executives of Yahoo! following a change in control, and (iii) the potential total cost of the severance plans. Plaintiffs also allege that the proxy statement omits to state that neither Compensia nor F.W. Cook & Co. attended any relevant meeting of the Board of Directors or the Compensation Committee. The proposed Second Amended and Consolidated Complaint seeks unspecified compensatory damages, declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs.

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

Change in Control Severance Plans.  On February 12, 2008, the Compensation Committee of the Board of Directors of the Company approved two change in control severance plans (the “Severance Plans”) that, together, cover all full-time employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer, and the executive officers currently employed by the Company. The Severance Plans are designed to help retain the employees, help maintain a stable work environment, and provide certain economic benefits to the employees in the event their employment is terminated following a change in control of the Company. Benefits under the Severance Plans generally include (1) continuation of the employee’s annual base salary, as severance pay for a designated number of months following the employee’s severance date; (2) reimbursement for outplacement services; (3) continued medical group health and dental plan coverage for the period the employee receives severance pay; and (4) accelerated vesting of all stock options, restricted stock units, and any other equity-based awards previously granted or assumed by the Company and outstanding as of the severance date.

Note 13	SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense includes income from operations before depreciation, amortization, and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization, and stock-based compensation expense is an appropriate measure to evaluate the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Revenues by segment:
United States	$1,118,514	$1,264,523	$2,219,271	$2,571,933
International	579,406	533,562	1,150,499	1,043,754

Total revenues	$1,697,920	$1,798,085	$3,369,770	$3,615,687

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$362,337	$297,869	$703,855	$613,032
International	111,292	129,177	229,809	247,147

Total segment operating income before depreciation, amortization, and stock-based compensation expense	473,629	427,046	933,664	860,179
Depreciation and amortization	(159,893)	(203,357)	(310,895)	(390,868)
Stock-based compensation expense	(128,779)	(123,168)	(268,785)	(248,173)

Income from operations	$184,957	$100,521	$353,984	$221,138

Capital expenditures, net:
United States	$120,668	$152,731	$220,993	$276,199
International	24,008	23,166	41,702	39,491

Total capital expenditures, net	$144,676	$175,897	$262,695	$315,690

	December 31,	June 30,
	2007	2008

Property and equipment, net:
United States	$1,182,212	$1,267,521
International	149,420	148,280

Total property and equipment, net	$1,331,632	$1,415,801

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Marketing services:
Owned and Operated sites	$892,290	$1,015,705	$1,711,834	$1,981,381
Affiliate sites	593,742	571,251	1,242,817	1,178,019

Marketing services	1,486,032	1,586,956	2,954,651	3,159,400
Fees	211,888	211,129	415,119	456,287

Total revenues	$1,697,920	$1,798,085	$3,369,770	$3,615,687

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 14	INCOME TAXES

The effective tax rates for the three and six months ended June 30, 2008 were 38.1 percent and 38.8 percent, respectively, compared to 40.7 percent and 42.9 percent for the same periods in 2007. The effective tax rates for the three and six months ended June 30, 2008 differ from the statutory federal income tax rate of 35.0 percent primarily due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and the resolution of examinations by taxing authorities. The effective tax rates for the three and six months ended June 30, 2008 were lower than the rates for the same periods in 2007 primarily due to a one-time benefit recorded in the three months ended June 30, 2008 in connection with the resolution of certain tax examinations and due to the effect of items recorded in the three months ended March 31, 2008 related to non-U.S. operations.

The Company’s total amount of unrecognized tax benefits as of June 30, 2008 is $690 million, of which $243 million is recorded in the financial statements in the deferred and other long-term tax liabilities, net line item of the condensed consolidated balance sheet. The total unrecognized tax benefits as of June 30, 2008 increased by $4 million from the balance as of December 31, 2007.

The Company has been notified by the Internal Revenue Service and the California Franchise Tax Board that they intend to examine the Company’s federal and California income tax returns for the years ended December 31, 2005 and 2006.

During the three months ended March 31, 2008, the Company recorded a deferred tax liability of $276 million related to its investment in the Alibaba Group. The deferred tax liability resulted primarily from the non-cash gain recorded in the first quarter of 2008 in connection with the IPO of Alibaba.com. See Note 4 — “Investments in Equity Interests” for additional information.

Note 15	FAIR VALUE OF FINANCIAL INSTRUMENTS

All highly liquid investments with an original maturity of three months or less are considered cash equivalents. Investments with effective maturities of less than 12 months from the balance sheet date are classified as current assets. Investments with effective maturities greater than 12 months from the balance sheet date are classified as long-term assets.

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The following table set forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total

Money market funds(1)	$806,122	$—	$806,122
Available for sale securities
U.S. Government and agency securities(1)	—	1,023,400	1,023,400
Municipal bonds(1)	—	4,672	4,672
Asset-backed securities(1)	—	25,049	25,049
Commercial paper(1)	—	550,806	550,806
Corporate debt securities(1)	—	217,557	217,557
Corporate equity securities(2)	102,950	—	102,950

Total assets at fair value	$909,072	$1,821,484	$2,730,556

(1)	The money market funds, U.S. Government and agency securities, municipal bonds, asset-backed securities, commercial paper, and corporate debt securities are classified as part of either cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheet.

(2)	The corporate equity securities are classified as part of the other long-term assets in the condensed consolidated balance sheet.

The amount of cash and cash equivalents as of June 30, 2008 includes $539 million in cash deposited with commercial banks and $52 million in bank deposits classified as short-term marketable securities.

The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. As of June 30, 2008, the Company did not have any significant Level 3 financial assets or liabilities.

The Company has investments in equity interests that are accounted for using the equity method and are classified as part of the investment in equity interests balance in the condensed consolidated balance sheet.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 16	STRATEGIC WORKFORCE REALIGNMENT

During the quarter ended March 31, 2008, the Company implemented a strategic workforce realignment to more appropriately allocate resources to the Company’s key strategic initiatives. The strategic realignment involves investing resources in some areas, reducing resources in others, and eliminating some areas of the Company’s business that do not support the Company’s strategic priorities.

During the quarter ended March 31, 2008, the Company incurred total pre-tax cash charges of approximately $29 million in severance pay expenses and related cash expenses in connection with the workforce realignment, all of which was recorded in the first quarter of 2008. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for forfeited unvested awards, resulting in a net estimated total strategic workforce realignment pre-tax expense of approximately $17 million. Of the $17 million strategic workforce realignment pre-tax expense, $13 million was related to the U.S. segment and $4 million was related to the International segment. As of June 30, 2008, the remaining accrual related to the strategic workforce realignment was approximately $3 million.

Note 17	SUBSEQUENT EVENTS

Yahoo! Japan.  On May 23, 2008, Yahoo! Japan authorized a stock repurchase of up to 1.2 million of its shares on the open market. The stock repurchase was completed on July 10, 2008, resulting in an increase in the Company’s ownership interest in Yahoo! Japan by approximately 1 percent, to approximately 34 percent. As the Company records its share of the results of Yahoo! Japan one quarter in arrears, the effect of the increased ownership will be reflected in the Company’s results beginning in the third quarter of 2008.

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

Overview

We are a leading global Internet brand and one of the most trafficked Internet destinations worldwide. We are focused on powering our communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. We seek to provide Internet services that are essential and relevant to these communities of users, advertisers, publishers, and developers. Publishers, such as eBay Inc., WebMD, Cars.com, Forbes.com, and the Newspaper Consortium (our strategic partnership with a consortium of more than 20 leading United States (“U.S.”) newspaper publishing companies), are a subset of our distribution network of third-party entities (referred to as “Affiliates”) and are primarily Websites and search engines that attract users by providing content of interest, presented on Web pages that have space for advertisements. We manage and measure our business geographically. Our geographic segments are the U.S. and International.

To users, we provide owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”). We also extend our marketing platform and access to Internet users beyond Yahoo! Properties through our Affiliates who have integrated our advertising offerings into their Websites (referred to as “Affiliate sites”) or their other offerings.

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

Second Quarter Highlights

	Three Months Ended			Six Months Ended
	June 30,		2007-2008	June 30,		2007-2008
Operating Highlights	2007	2008	Change	2007	2008	Change
	(In thousands)

Revenues	$1,697,920	$1,798,085	$100,165	$3,369,770	$3,615,687	$245,917
Income from operations	$184,957	$100,521	$(84,436)	$353,984	$221,138	$(132,846)

	Six Months Ended
	June 30,		2007-2008
Cash Flow Highlights	2007	2008	Change
	(In thousands)

Net cash provided by operating activities	$840,303	$1,212,143	$371,840
Net cash provided by (used in) investing activities	$33,093	$(873,525)	$(906,618)
Net cash (used in) provided by financing activities	$(928,673)	$181,523	$1,110,196

Income from operations for the six months ended June 30, 2008 includes a net $17 million pre-tax strategic workforce realignment, which was recorded in the first quarter of 2008.

Income from operations for the three and six months ended June 30, 2008 includes incremental costs of $22 million and $36 million, respectively, for outside advisors related to Microsoft Corporation’s (“Microsoft”) proposals to acquire all or a part of the Company, other strategic alternatives, the recently resolved proxy contest, and related litigation defense costs.

Net cash provided by operating activities for the six months ended June 30, 2008 includes a $350 million one-time payment related to a commercial arrangement entered into with AT&T Inc., which was recorded in long-term deferred revenue in the first quarter of 2008 and is being recognized in marketing services revenues over the underlying service period.

In the first half of 2007, we repurchased approximately $1.0 billion of common stock and also entered into a $250 million structured share repurchase transaction. In the first half of 2008, we repurchased $79 million of common stock.

During the six months ended June 30, 2008, our zero coupon senior convertible notes (the “Notes”) were converted, resulting in the issuance of 36.6 million shares and payment of less than $1 million in cash.

During the second quarter of 2008, we entered into a non-exclusive services agreement with Google Inc. (“Google”). The agreement enables Yahoo! to run advertisements supplied by Google alongside Yahoo!’s search results and on Yahoo! Properties, as well as on Websites of certain partners and Affiliates. The agreement applies to Yahoo!’s operations in the U.S. and Canada only. Under the terms of the agreement, Yahoo! will select the search term queries for which, and the pages on which, Yahoo! may offer Google paid search results. Yahoo! will define its users’ experience and will determine the number and placement of the results provided by Google and the mix of paid results provided by Yahoo!, Google or other providers. The agreement has a term of up to ten years: a four-year initial term and, at Yahoo!’s option, two successive three-year renewals. The agreement may be terminated by either party in the event of a change in control of either party and upon certain other events. If Yahoo! has a change in control within twenty four months after the date of the agreement, we must pay Google a termination fee of $250 million, which is subject to reduction by 50 percent of the net revenues earned by Google under the agreement. Although the agreement is not subject to prior regulatory approval, Yahoo! and Google have voluntarily agreed to delay implementation of the agreement for up to three and a half months while the U.S. Department of Justice reviews the arrangement.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2008	2007	2008

Revenues	100%	100%	100%	100%
Cost of revenues	40	43	41	42

Gross profit	60	57	59	58
Operating expenses:
Sales and marketing	23	23	22	23
Product development	17	17	15	17
General and administrative	8	10	9	10
Amortization of intangibles	1	1	2	1
Strategic workforce realignment costs, net	—	—	—	1

Total operating expenses	49	51	48	52

Income from operations	11	6	11	6
Other income, net	2	1	2	1

Income before income taxes, earnings in equity interests and minority interests	13	7	13	7
Provision for income taxes	(5)	(3)	(5)	(2)
Earnings in equity interests	1	3	1	14
Minority interests in operations of consolidated subsidiaries	0	0	0	0

Net income	9%	7%	9%	19%

Revenues.  Revenues by groups of similar services are as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2007	(*)	2008	(*)	Change	2007	(*)	2008	(*)	Change

Marketing services:
Owned and Operated sites	$892,290	53%	$1,015,705	56%	14%	$1,711,834	51%	$1,981,381	55%	16%
Affiliate sites	593,742	35%	571,251	32%	(4)%	1,242,817	37%	1,178,019	32%	(5)%

Marketing services	$1,486,032	88%	$1,586,956	88%	7%	$2,954,651	88%	$3,159,400	87%	7%
Fees	211,888	12%	211,129	12%	0%	415,119	12%	456,287	13%	10%

Total revenues	$1,697,920	100%	$1,798,085	100%	6%	$3,369,770	100%	$3,615,687	100%	7%

(*)	Percent of total revenues.

We currently generate marketing services revenues principally from display advertising on Owned and Operated sites and from sponsored search results generated from searches on Owned and Operated and Affiliate sites. In addition, we receive revenues for Content Match links (advertising on Yahoo! Properties and Affiliate sites which include contextually relevant advertiser links to their respective Websites) on Owned and Operated and Affiliate sites and display advertising on Affiliate sites. The net revenues and related volume metrics from Content Match links and display advertising on Affiliate sites are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows. Our revenue growth for the three and six months ended June 30, 2008 was attributable to continuing growth in our search and display advertising businesses.

For the three months ended June 30, 2008, the transition of and changes in certain of our broadband access partnerships, from being fee-paying user-based to an advertising revenue sharing model, also resulted in a decline in fees revenues which were flat compared to the three months ended June 30, 2007.

For the six months ended June 30, 2008, this growth was partially offset by a change in our search marketing relationship with Yahoo! Japan which reduced our reported revenues.

We believe our growing number of users, advertisers, publishers, and inventory, both on and off our network, over recent years has been driving the increases in our marketing services revenues. We also believe our expanding offerings, including our enhanced algorithmic search technology, contribute to our growing number of users. As our user base increases, we process a higher number of searches and generate a higher number of Page Views. We also believe that our growing audience of users makes Yahoo! Properties more attractive to advertisers and increases their spending on marketing services. Further, we believe the growth in users on Yahoo! Properties and on the Internet overall reflects the increasing acceptance, importance, and dependence of users on the Internet. As a result, we believe advertisers are shifting a greater percentage of their spending from traditional media to the Internet to reach this growing online audience.

Marketing Services Revenues from Owned and Operated Sites.  Marketing services revenues from Owned and Operated sites for the three and six months ended June 30, 2008 increased by 14 percent and 16 percent, respectively, as compared to the same periods in 2007. Factors leading to growth in overall marketing services revenues included an increase in user activity levels on Yahoo! Properties, which contributed to a higher volume of searches, Page Views, click-throughs, and ad impression displays. Also, our growing audience of users makes Yahoo! Properties more attractive to advertisers and increases their spending on marketing services. We expect marketing services revenues from our Owned and Operated sites to continue growing at a rate faster than total revenues.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. Using our updated methodology, for the three and six months ended June 30, 2008 as compared to the same periods in 2007, Page Views increased 23 percent and 21 percent, respectively, and revenue per Page View decreased 7 percent and

4 percent, respectively. The decrease in revenue per Page View is due to a mix shift to lower-yielding display advertising.

Underlying our marketing services revenues from Owned and Operated sites for the three and six months ended June 30, 2008 is growth in search and display advertising. During the three and six months ended June 30, 2008, revenues from search advertising on Owned and Operated sites grew 18 percent and 19 percent, respectively, compared to the same periods in 2007. During the three and six months ended June 30, 2008, revenues from display advertising on Owned and Operated sites grew 12 percent and 14 percent, respectively, compared to the same periods in 2007.

Marketing Services Revenues from Affiliate sites.  Marketing services revenues from Affiliate sites for the three and six months ended June 30, 2008 decreased 4 percent and 5 percent, respectively, as compared to the same periods in 2007. As more inventory becomes available on the Web, it has, and will continue to make, the Affiliate business more competitive; consequently, our portion of revenue share from Affiliate sites is declining. We expect this trend to continue in 2008. However, we also expect to experience some favorable impact from our off-network display initiatives. While this display business is still relatively small, we expect continued growth as our major partnerships gain momentum. The sale of Overture Japan to Yahoo! Japan in the third quarter of 2007 negatively impacted the Affiliate revenues during the three and six months ended June 30, 2008 by approximately $120 million and $230 million, respectively, on a year over year basis.

The number of searches on Affiliate sites increased by approximately 18 percent for both the three and six months ended June 30, 2008, as compared to the same periods in 2007. The increase in the volume of searches is primarily attributed to the net increase in the number of Affiliates, as well as increases in searches per Affiliate.

The average revenue per search on our Affiliate sites decreased by 23 percent for both the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily as a result of a change in traffic mix, as well as due to traffic quality initiatives, and the impact of the aforementioned sale of Overture Japan to Yahoo! Japan.

Fees Revenues.  Fees revenues for the three and six months ended June 30, 2008 increased less than 1 percent and 10 percent, respectively, as compared to the same periods in 2007.

Our fees revenues include premium fee-based services such as Internet broadband services, sports, music, photos, games, personals, premium e-mail offerings, and services for small businesses. Other fee-based revenues include royalties, licenses, and mobile services.

The year over year growth in fees revenues is associated with the increase in our licensing fees, mobile services contracts, and fee-based services partially offset by the impact of new broadband arrangements. The market has moved to an environment in which advertising revenue sharing is the prevailing model, and we are evolving our partnerships accordingly. This will result in a reduction in fees revenues associated with these partnerships, but is expected to be offset by increased marketing services revenues associated with the display advertising and sponsored search revenue share arrangements. As we renew contracts with broadband partners and our relationships move from being fee-paying user based to an advertising revenue sharing model, our number of fee-paying users will decrease.

As used in this discussion, “fee-paying users” is based on the total number of fee-based subscriptions aggregated from each Yahoo! Property. To calculate the average revenue per fee-paying user, we divide the revenue generated from the subscriptions by the average fee-paying users during the quarter.

The number of paying users for our fee-based services decreased to 10.2 million as of June 30, 2008 compared to 16.9 million as of June 30, 2007, a decrease of 40 percent as a result of these business model changes. Average monthly revenues per paying user was approximately $4 for both the three and six months ended June 30, 2008, respectively, compared to approximately $3 for the same periods in 2007. The increase in average monthly revenues per paying user for both the three and six months ended June 30, 2008 is due to the renegotiation of broadband partnerships from being fee-paying user-based to an advertising revenue sharing model.

Adjusting the number of fee-paying users as of June 30, 2007 to remove fee-paying users related to our renewed broadband relationships, our fee-paying users would have been 8.4 million. Comparing this adjusted fee-paying user number to the 10.2 million fee-paying users as of June 30, 2008, this yielded an increase of 21 percent.

Costs and Expenses.  Operating costs and expenses are as follows (dollars in thousands):

$

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2007	(*)	2008	(*)	Change	2007	(*)	2008	(*)	Change

Cost of revenues	$683,012	40%	$765,911	43%	12%	$1,396,649	41%	$1,520,994	42%	9%
Sales and marketing	$390,430	23%	$404,899	23%	4%	$757,849	22%	$829,490	23%	9%
Product development	$281,086	17%	$314,719	17%	12%	$520,586	15%	$620,325	17%	19%
General and administrative	$133,258	8%	$188,811	10%	42%	$288,423	9%	$359,891	10%	25%
Amortization of intangibles	$25,177	1%	$23,224	1%	(8)%	$52,279	2%	$46,964	1%	(10)%
Strategic workforce realignment costs, net	$—	—	$—	—	—	$—	—	$16,885	1%	100%

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Cost of revenues	$2,357	$3,549	$4,364	$6,829
Sales and marketing	52,110	56,306	102,378	121,844
Product development	64,451	46,442	112,751	94,524
General and administrative	9,861	16,871	49,292	37,260
Strategic workforce realignment expense reversals	—	—	—	(12,284)

Total stock-based compensation expense	$128,779	$123,168	$268,785	$248,173

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

Other Cost of Revenues.  Other cost of revenues consist of fees paid to third parties for content, Internet connection charges, data center costs, server equipment depreciation, technology license fees, amortization of acquired intellectual property rights and developed technology, and compensation related expenses (including stock-based compensation expense).

Cost of revenues are as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2007	(*)	2008	(*)	Change	2007	(*)	2008	(*)	Change

TAC	$454,154	27%	$452,116	25%	0%	$942,928	28%	$917,660	25%	(3)%
Other cost of revenues	228,858	13%	313,795	18%	37%	453,721	13%	603,334	17%	33%

Cost of revenues	$683,012	40%	$765,911	43%	12%	$1,396,649	41%	$1,520,994	42%	9%

(*)	Percent of total revenues.

Cost of revenues for the three months ended June 30, 2008 increased $83 million, or 12 percent, as compared to the same period in 2007. The increase included $85 million in other costs of revenues offset by a $2 million decrease in TAC. The year over year increase in other cost of revenues included increases of $25 million in amortization of technology, developed technology, and intellectual property rights acquired through acquisitions and $15 million in Internet and telecom connection charges, increased usage, and data center costs. We also experienced increases in the depreciation of server equipment, information technology assets, and maintenance costs of $20 million, an increase in compensation expense related to additional headcount of $7 million, and an increase in content costs of $7 million, driven by our rich media offerings. The increase in the amortization of technology, developed technology, and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology. Increased Internet connection charges, telecom usage, and data center costs supported our growing audience of users, traffic, and new offerings on Yahoo! Properties. The increase in the depreciation of server equipment, information technology assets, and maintenance costs resulted from our continued investments in information technology assets and server equipment. The year over year decrease in TAC was mainly due to the sale of Overture Japan to Yahoo! Japan offset by a slight increase in average TAC rates.

Cost of revenues for the six months ended June 30, 2008 increased $124 million, or 9 percent, as compared to the same period in 2007. The increase included $150 million in other costs of revenues offset by a $26 million decrease in TAC. The year over year increase of $150 million in other cost of revenues included increases of $45 million in amortization of technology, developed technology, and intellectual property rights acquired through acquisitions and $28 million in Internet and telecom connection charges, increased usage, and data center costs. We also experienced increases in the depreciation of server equipment, information technology assets, and maintenance costs of $35 million, an increase in compensation expense related to additional headcount of $13 million, and an increase in content costs of $13 million, driven by our rich media offerings. The increase in the amortization of technology, developed technology, and intellectual property rights acquired resulted from our continued investments in, and acquisitions of, businesses and technology. Increased Internet connection charges, telecom usage, and data center costs supported our growing audience of users, traffic, and new offerings on Yahoo! Properties. The increase in the depreciation of server equipment, information technology assets, and maintenance costs resulted from our continued investments in information technology assets and server equipment. The year over year decrease in TAC was mainly due to the sale of Overture Japan to Yahoo! Japan offset by a slight increase in average TAC rates.

Sales and Marketing.  Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation related expenses (including stock-based compensation expense), sales commissions, and travel costs.

Sales and marketing expenses for the three months ended June 30, 2008 increased $14 million, or 4 percent, as compared to the same period in 2007. The year over year increase in sales and marketing expenses was mainly due to increased compensation expense. Compensation expense increased approximately $19 million, including an additional $4 million of stock-based compensation expense, due to increases in our sales and marketing headcount. Facilities expenses increased approximately $5 million primarily due to expanded facilities as a result of our growing headcount. These increases were offset by a decrease of $7 million in marketing related expenses incurred for our “Be a Better ...” campaign in the prior year, for which no similar expense was recorded in the current period.

Sales and marketing expenses as a percentage of revenues were 23 percent (including 3 percent related to stock-based compensation expense) for both the three months ended June 30, 2008 and 2007, respectively.

Sales and marketing expenses for the six months ended June 30, 2008 increased $72 million, or 9 percent, as compared to the same period in 2007. The year over year increase in sales and marketing expenses for the six months ended June 30, 2008 was mainly due to increased compensation expense. Compensation expense increased approximately $62 million, including an additional $19 million of stock-based compensation expense due to increases in our sales and marketing headcount. Other sales and marketing expenses increased $10 million due to an increase in facilities expenses due to expanded facilities as a result of our growing headcount and $8 million to support our strategic initiatives and the integration of acquisitions. These increases were offset by a decrease of $8 million in marketing related expenses incurred for our “Be a Better ...” campaign in the prior year, for which no similar expense was recorded in the current period.

Sales and marketing expenses as a percentage of revenues were 23 percent (including 3 percent related to stock-based compensation expense) and 22 percent (including 3 percent related to stock-based compensation expense) for the six months ended June 30, 2008 and 2007, respectively.

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

Product development expenses for the three months ended June 30, 2008 increased $34 million, or 12 percent, as compared to the same period in 2007. Approximately $27 million of the increase was related to compensation expense. The increased compensation expense reflected our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on Yahoo! Properties. Outsourced services increased approximately $7 million as a result of increased engineering talent for new offerings. We also experienced an increase in facilities expense of $6 million due to rent expense on our buildings, expanded facilities, and continued investments in information technology equipment and server equipment to support our growing headcount.

Product development expenses as a percentage of revenues were 17 percent (including 3 percent related to stock-based compensation expense) and 17 percent (including 4 percent related to stock-based compensation expense) for the three months ended June 30, 2008 and 2007, respectively.

Product development expenses for the six months ended June 30, 2008 increased $100 million, or 19 percent, as compared to the same period in 2007. Approximately $79 million of the increase was related to compensation expense. The increased compensation expense reflected our continued hiring of engineering talent to further develop and enhance new and existing offerings and services on Yahoo! Properties. Outsourced services increased approximately $10 million as a result of increased engineering talent for new offerings. We also experienced an increase in facilities expense of $14 million due to rent expense on our buildings, expanded facilities, and continued investments in information technology equipment and server equipment to support our growing headcount.

Product development expenses as a percentage of revenues were 17 percent (including 3 percent related to stock-based compensation expense) and 15 percent (including 3 percent related to stock-based compensation expense) for the six months ended June 30, 2008 and 2007, respectively.

General and Administrative.  General and administrative expenses consist primarily of compensation related expenses (including stock-based compensation expense) related to our legal, finance, and human resource organizations and fees for professional services.

General and administrative expenses for the three months ended June 30, 2008 increased $56 million, or 42 percent, as compared to the same period in 2007. The increase was mainly due to an additional $30 million in outside service provider expenses. Of the $30 million increase, we incurred incremental costs of $22 million primarily for outside advisors related to Microsoft’s proposals to acquire all or a part of the Company, other strategic alternatives, the recently resolved proxy contest, and related litigation defense costs. We expect to continue incurring outside advisor costs related to Microsoft’s proposals to acquire all or a part of the Company, other strategic alternatives, the recently resolved proxy contest, and related litigation defense costs. Compensation expense increased approximately $21 million due to an increase in our general and administrative headcount and increases in retention bonuses. We also incurred $4 million in legal settlement expenses during the three months ended June 30, 2008.

General and administrative expenses as a percentage of revenues were 10 percent (including 1 percent related to stock-based compensation expense) and 8 percent (including 1 percent related to stock-based compensation expense) for the three months ended June 30, 2008 and 2007, respectively.

General and administrative expenses for the six months ended June 30, 2008 increased $71 million, or 25 percent, as compared to the same period in 2007. The increase was mainly due to an additional $54 million in outside service provider expenses. Of the $54 million increase, we incurred incremental costs of $36 million primarily for outside advisors related to Microsoft’s proposals to acquire all or a part of the Company, other strategic alternatives, the recently resolved proxy contest, and related litigation defense costs. We expect to continue incurring outside advisor costs related to Microsoft’s proposals to acquire all or a part of the Company, other strategic alternatives, the recently resolved proxy contest, and related litigation defense costs. The remaining increase in outside service provider expenses is primarily due to tax advisory and legal expenses of approximately $13 million. We also incurred $10 million in legal settlement expenses. Compensation expense increased approximately $23 million due to a net increase in our general and administrative headcount and increases in retention bonuses. This increase was netted down by a $12 million decrease in stock-based compensation expense as a result of expense included during the six months ended June 30, 2007 for certain executives who have since left the Company, for which no similar expense was recorded in the current period.

General and administrative expenses as a percentage of revenues were 10 percent (including 1 percent related to stock-based compensation expense) and 9 percent (including 1 percent related to stock-based compensation expense) for the six months ended June 30, 2008 and 2007, respectively.

Amortization of Intangibles.  We have purchased, and expect to continue purchasing, assets and/or businesses, which may include the purchase of intangible assets. Amortization of developed technology and acquired intellectual property rights is included in cost of revenues and not in amortization of intangibles.

Amortization of intangibles was approximately $23 million for the three months ended June 30, 2008, compared to $25 million for the same period in 2007. Amortization of intangibles was 1 percent of revenues for both the three months ended June 30, 2008 and 2007. The year over year decrease in amortization of intangibles was primarily due to certain intangible assets acquired in prior years being fully amortized and an increase in the weighted amortization periods for acquired intangible assets compared to the prior period, slightly offset by an increase in our asset base during the three months ended June 30, 2008.

During the three months ended June 30, 2008 and 2007, we licensed $42 million and $13 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balance as of June 30, 2008 and 2007.

Amortization of intangibles was approximately $47 million for the six months ended June 30, 2008, compared to $52 million for the same period in 2007. Amortization of intangibles was 1 percent and 2 percent of revenues for the six months ended June 30, 2008 and 2007, respectively. The year over year decrease in amortization of intangibles was primarily due to certain intangible assets acquired in prior years being fully amortized and an increase in the weighted amortization periods for acquired intangible assets compared to the prior period, slightly offset by an increase in our asset base during the six months ended June 30, 2008.

During the six months ended June 30, 2008 and 2007, we licensed $51 million and $20 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balance as of June 30, 2008 and 2007.

Strategic Workforce Realignment Costs, Net.  During the quarter ended March 31, 2008, we implemented a strategic workforce realignment to more appropriately allocate resources to our key strategic initiatives. The strategic realignment involves investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities.

During the quarter ended March 31, 2008, we incurred total pre-tax cash charges of approximately $29 million in severance pay expenses and related cash expenses in connection with the workforce realignment, all of which was recorded in the first quarter of 2008. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for forfeited unvested awards, resulting in a net estimated total strategic workforce realignment pre-tax expense of approximately $17 million. Of the $17 million strategic workforce realignment pre-tax expense, $13 million was related to the U.S. segment and $4 million was related to the International segment. As of June 30, 2008, the remaining accrual related to the strategic workforce realignment was approximately $3 million. See Note 16 — “Strategic Workforce Realignment” in the Notes to the condensed consolidated financial statements for additional information.

Other Income, Net.  Other income, net was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Interest and investment income	$33,701	$21,741	$71,838	$44,908
Investment (losses) / gains, net	(3,292)	1,980	(2,843)	(230)
Other	327	953	(2,808)	3,658

Total other income, net	$30,736	$24,674	$66,187	$48,336

Other income, net was $25 million for the three months ended June 30, 2008, a decrease of $6 million, as compared to the same period in 2007. Interest and investment income for the three months ended June 30, 2008 decreased mainly from lower average interest rates compared to the same period in 2007. Average interest rates were approximately 2.9 percent in the three months ended June 30, 2008, compared to 4.3 percent in the same period in 2007.

Other income, net was $48 million for the six months ended June 30, 2008, a decrease of $18 million, as compared to the same period in 2007. Interest and investment income for the six months ended June 30, 2008 decreased mainly from lower average interest rates as well as lower average invested balances, compared to the same period in 2007. Average interest rates were approximately 3.2 percent in the six months ended June 30, 2008, compared to 4.4 percent in the same period in 2007.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rates for the three and six months ended June 30, 2008 were 38.1 percent and 38.8 percent, respectively, compared to 40.7 percent and 42.9 percent for the same periods in 2007. The effective tax rates for the three and six months ended June 30, 2008 differ from the statutory federal income tax rate of 35.0 percent primarily due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and the resolution of examinations by taxing authorities. The effective tax rates for the three and six months ended June 30, 2008 were lower than the rates for the same periods in 2007 primarily due to a one-time benefit recorded in the three months ended June 30, 2008 in connection with the resolution of certain tax examinations and due to the effect of items recorded in the three months ended March 31, 2008 related to non-U.S. operations. We currently expect the effective tax rate for fiscal year 2008 to be in the range of 41.2 percent to 44.2 percent.

The total amount of our unrecognized tax benefits as of June 30, 2008 is $690 million, of which $243 million is recorded in the financial statements in the deferred and other long-term tax liabilities, net line item of the condensed consolidated balance sheet. The total unrecognized tax benefits as of June 30, 2008 increased by $4 million from the balance as of December 31, 2007. Over the next twelve months, our existing tax positions are expected to generate an increase in total unrecognized tax benefits.

Earnings in Equity Interests.  Earnings in equity interests for the three and six months ended June 30, 2008 were $55 million and $510 million, respectively, as compared to $32 million and $61 million for the same periods in 2007. Earnings in equity interests for the six months ended June 30, 2008 included a $401 million net non-cash gain recorded in the first quarter of 2008 related to Alibaba Group Holding Limited’s (“Alibaba Group”) initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), net of tax. See Note 4 — “Investments in Equity

Interests” and Note 14 — “Income Taxes” in the Notes to the condensed consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our condensed consolidated financial statements. Minority interests in operations of consolidated subsidiaries were less than $2 million for the both the three and six months ended June 30, 2008, as compared to less than $1 million and $2 million, respectively, for the same periods in 2007. Minority interests recorded for the three and six months ended June 30, 2008 and 2007 were related to our Yahoo! 7 joint venture arrangement which was completed in the first quarter of 2006.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense includes income from operations before depreciation, amortization, and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization, and stock-based compensation expense is an appropriate measure for evaluating the operational performance of our segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2007	(*)	2008	(*)	Change	2007	(*)	2008	(*)	Change

Revenues by segment:
United States	$1,118,514	66%	$1,264,523	70%	13%	$2,219,271	66%	$2,571,933	71%	16%
International	579,406	34%	533,562	30%	(8)%	1,150,499	34%	1,043,754	29%	(9)%

Total revenues	$1,697,920	100%	$1,798,085	100%	6%	$3,369,770	100%	$3,615,687	100%	7%

(*)	Percent of total revenues.

	Three Months Ended			Six Months Ended
	June 30,		Percent	June 30,		Percent
	2007	2008	Change	2007	2008	Change

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$362,337	$297,869	(18)%	$703,855	$613,032	(13)%
International	111,292	129,177	16%	229,809	247,147	8%

Total segment operating income before depreciation, amortization, and stock-based compensation expense	473,629	427,046	(10)%	933,664	860,179	(8)%
Depreciation and amortization	(159,893)	(203,357)	27%	(310,895)	(390,868)	26%
Stock-based compensation expense	(128,779)	(123,168)	(4)%	(268,785)	(248,173)	(8)%

Income from operations	$184,957	$100,521	(46)%	$353,984	$221,138	(38)%

Revenues are attributed to individual countries according to the international online property that generated the revenues. No single foreign country accounted for more than 10 percent of revenues for the three and six months ended June 30, 2008 or 2007, respectively.

United States.  U.S. revenues for the three and six months ended June 30, 2008 increased $146 million, or 13 percent, and $353 million, or 16 percent, respectively, as compared to the same periods in 2007. Our year over year increases in revenues were a result of growth in advertising across the majority of U.S. Yahoo! Properties. Our expanding user base, which we believe has been attracting more advertisers, has been contributing to our growth in our advertising revenues. For the three months ended June 30, 2008 we experienced a decrease in our fee-based services. Fees revenues were impacted by the decrease in fee-paying users as our broadband relationships transitioned from being fee-paying user-based to an advertising revenue sharing model. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the three and six months ended June 30, 2008 decreased $64 million, or 18 percent and $91 million, or 13 percent, respectively, as compared to the same periods in 2007. The decrease is primarily due to a pre-tax cash charge for severance pay expenses and related cash expenditures in connection with a strategic workforce realignment we implemented during the first quarter of 2008 in addition to incremental costs of $22 million and $36 million for the three and six months ended June 30, 2008, respectively, for outside advisors related to Microsoft’s proposals to acquire all or a part of the Company, other strategic alternatives, the recently resolved proxy contest, and related litigation defense costs.

International.  International revenues for the three and six months ended June 30, 2008 decreased $46 million, or 8 percent, and $107 million, or 9 percent, respectively, as compared to the same periods in 2007. Most of the international revenues decrease for the three and six months ended June 30, 2008 is the result of the sale of Overture Japan to Yahoo! Japan. Previously, we earned search marketing revenues from advertisers and paid TAC to Yahoo! Japan. In the third quarter of 2007, we commenced a new commercial arrangement with Yahoo! Japan in which we provide advertising and search marketing services to Yahoo! Japan for a service fee. Under this new arrangement, we record marketing services revenues from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. International operating income before depreciation, amortization, and stock-based compensation expense for the three and six months ended June 30, 2008 increased by $18 million, or 16 percent, and $17 million, or 8 percent, respectively, as compared to the same periods in 2007.

Our international income from operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated by our international subsidiaries are generally denominated in the currencies of the local countries. Using the average foreign currency exchange rates for the three and six months ended June 30, 2007, our international revenues for the three and six months ended June 30, 2008 would have been lower than we reported by approximately $21 million and $47 million, respectively.

Critical Accounting Policies, Judgments, and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. We believe that our critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the condensed consolidated financial statements.

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our annual financial statements for the year ended December 31, 2007 filed on Form 10-K. We have made no significant changes to our critical accounting estimates since December 31, 2007.

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

	As of	As of
	December 31,	June 30,
	2007	2008
	(In thousands)

Cash and cash equivalents	$1,513,930	$2,051,370
Short-term marketable debt securities	487,544	1,019,641
Long-term marketable debt securities	361,998	148,313

Total cash, cash equivalents, and marketable debt securities	$2,363,472	$3,219,324

Percentage of total assets	19%	23%

	Six Months Ended
	June 30,
Cash Flow Highlights	2007	2008
	(In thousands)

Net cash provided by operating activities	$840,303	$1,212,143
Net cash provided by (used in) investing activities	$33,093	$(873,525)
Net cash (used in) provided by financing activities	$(928,673)	$181,523

Our operating activities for the six months ended June 30, 2008 and 2007 generated adequate cash to meet our operating needs. As of June 30, 2008, we had cash, cash equivalents, and marketable debt securities totaling $3.2 billion, compared to $2.4 billion at December 31, 2007.

During the six months ended June 30, 2008, we invested $79 million in direct stock repurchases and used $57 million for tax withholdings related to net share settlements of restricted stock awards and restricted stock units. Additionally, we invested $316 million in net capital expenditures and $180 million in acquisitions, net. The cash used for these investments was offset by $1.2 billion of cash generated from operating activities (including a $350 million one-time payment from AT&T Inc. recorded in long-term deferred revenue in the first quarter of 2008) and $317 million from the issuance of common stock as a result of the exercise of stock options. During the six months ended June 30, 2007, we invested $1.0 billion in direct stock repurchases and $250 million in structured stock repurchases. Additionally, we invested $263 million in net capital expenditures and $36 million in acquisitions, net. The cash used for these investments was offset by $840 million of cash generated from operating activities and $204 million of cash generated from the issuance of common stock as a result of the exercise of stock options.

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

In the first half of 2007, we repurchased approximately $1.0 billion of common stock and also entered into a $250 million structured share repurchase transaction. In the first half of 2008, we repurchased $79 million of common stock.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in the three months ended June 30, 2008 mainly due to the net impact of non-cash adjustments to income. In the six months ended June 30, 2008 and 2007, operating cash flows were positively impacted by changes in working capital balances including a one-time payment from AT&T Inc., recorded in long-term deferred revenue during the first quarter of 2008.

Cash used in investing activities was primarily attributable to capital expenditures, purchases of intangible assets, as well as acquisitions including our strategic investments. In the six months ended June 30, 2008, we invested $316 million in net capital expenditures, $51 million to purchase intangible assets, a net $180 million in acquisitions, and a net $8 million in other investing activities. In the six months ended June 30, 2007, we invested $263 million in net capital expenditures and a net $36 million in acquisitions.

Cash used in financing activities is driven by our financing activities relating to stock repurchases and employee option exercises. During the six months ended June 30, 2008, we used $79 million in the direct repurchase of 3.4 million shares of our common stock at an average price of $23.39 per share. In addition, $57 million was used for tax withholdings related to net share settlements of restricted stock awards and restricted stock units ($20 million of which relates to reacquired shares in treasury stock related to restricted stock awards). See Note 11 — “Stock Repurchase Programs” in the Notes to the condensed consolidated financial statements for additional information. Additionally, we had cash proceeds from employee option exercises of $317 million for the six months ended June 30, 2008, as compared to $204 million for the same period in 2007.

During the six months ended June 30, 2007, we used $1.0 billion in the direct purchase of 34.5 million shares of our common stock at an average price of $29.39 per share. We also entered into a structured stock repurchase transaction, which settled in cash or stock depending on the market price of our common stock on the date of maturity, resulting in a total cash outlay of $250 million. In addition, we used $4 million for tax withholdings related to net share settlements of restricted stock awards and restricted stock units ($2 million of which relates to reacquired shares in treasury stock related to restricted stock awards).

Financing

During the six months ended June 30, 2008, $750 million of Notes were converted into 36.6 million shares of Yahoo! common stock and less than $1 million of cash was paid out. See Note 9 — “Debt” in the Notes to the condensed consolidated financial statements for additional information.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $316 million for the six months ended June 30, 2008, compared to $263 million in the same period in 2007.

Our capital expenditures in 2008 are expected to be consistent with 2007 levels as we continue to invest in the expansion of Yahoo! Properties and our offerings. This level of expenditure, together with the increase in lease commitments, is consistent with our increased headcount and operational expansion, and we anticipate that this will continue in the future as business conditions merit.

Contractual obligations and commitments

Leases.  We have entered into various non-cancelable lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2008 and 2027.

During the six months ended June 30, 2008, we entered into an 11 year lease agreement for a data center in the western U.S. The total expected minimum lease commitment is $105 million. We have the option to renew this lease for up to an additional ten years.

A summary of lease commitments as of June 30, 2008 is as follows (in millions):

Gross Lease
Commitments

Six months ending December 31, 2008	$76
Years ending December 31,
2009	151
2010	130
2011	109
2012	95
2013	86
Due after 5 years	344

Total gross lease commitments	$991

Affiliate Commitments.  In connection with our contracts to provide sponsored search and/or display advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of June 30, 2008, these commitments totaled $440 million, of which $68 million will be payable in the remainder of 2008, $160 million will be payable in 2009, $161 million will be payable in 2010, and $51 million will be payable in 2011.

Intellectual Property Rights.  In connection with the licensing of certain intellectual property, we are obligated to invest up to $18 million through the third quarter of 2008. To the extent the licensed intellectual property will benefit future periods, we will capitalize such payments and amortize them over the useful life of the related intellectual property. We are also obligated to make certain payments under various intellectual property arrangements of up to $53 million through 2023.

Income Taxes.  As of June 30, 2008, the unrecognized tax benefits that resulted in an accrued liability amounted to $243 million and are classified as deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of June 30, 2008, the settlement period for our income tax liabilities cannot be determined. However, no significant liabilities are expected to become due within the next twelve months.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $3 million and $4 million decrease, in the fair value of our available-for-sale debt securities as of June 30, 2008 and December 31, 2007, respectively.

Foreign Currency Risk.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include British Pounds, Korean Won, Euros, Japanese Yen, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our international operations are translated into U.S. Dollars at the average exchange rates in each applicable period. Using the average foreign currency exchange rates for the three and six months ended June 30, 2007, our international revenues for the three and six months ended June 30, 2008 would have been lower than we reported by approximately $21 million and $47 million, respectively. Our international segment operating income before depreciation, amortization, and stock-based compensation expense for the three and six months ended June 30, 2008 would have been lower than we reported by $11 million and $19 million, respectively.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. Dollars in consolidation that will lead to a translation gain or loss that is recorded in accumulated other comprehensive income which is part of stockholders’ equity. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. During the three and six months ended June 30, 2008 and 2007, our net foreign currency transaction gains and losses, realized and unrealized, were not material.

Investment Risk.  The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 2008 and 2007, net unrealized gains and losses on these investments were not material.

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale. These available-for-sale equity investments are subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of investments, which were not material as of June 30, 2008 and 2007. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these equity securities, the fair value of our equity investments would decrease by approximately $10 million as of June 30, 2008 and 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.  The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”)) as of the end of the period covered by this Report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

For a description of our material legal proceedings, see Note 12 — “Commitments and Contingencies” to our condensed consolidated financial statements, which is incorporated by reference herein.

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

For the quarter ended June 30, 2008, 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

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

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing, may be terminated at any time by the advertiser or Yahoo!. Search marketing agreements often have payments dependent upon usage or click- through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. In addition, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term with respect to certain categories. Any reduction in spending by or loss of existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall.

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

We are subject to regulations and laws directly applicable to providers of Internet, mobile, and Voice over Internet Protocol services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. Recently, plaintiffs have attempted to use U.S. statutes in efforts to recover damages against corporations, including Yahoo!, for alleged human rights abuses committed by foreign governments. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, music, photographs, and sports. The development cycles for these technologies are long and generally require significant investment by us. We have and will continue to invest in new products and services. Some of these new products and services may not be profitable or may not meet anticipated user adoption rates. We have previously discontinued certain non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

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

Potential continuing uncertainty resulting from Microsoft’s various proposals to acquire all or part of Yahoo! and related matters may adversely affect our business.

On January 31, 2008, we received an unsolicited proposal from Microsoft to acquire all of the outstanding shares of common stock of the Company. On February 11, 2008, our Board of Directors announced that, after carefully reviewing the proposal, it unanimously concluded that the proposal was not in the best interests of Yahoo! and our stockholders. On May 3, 2008, Microsoft withdrew its proposal to acquire the Company. Subsequently, Microsoft made other proposals which included acquiring only the Company’s search business, and which our Board determined were not in the best interests of Yahoo! and our stockholders. The review and consideration of the various Microsoft proposals and related matters required the expenditure of significant time and resources by us. There can be no assurance that Microsoft will not in the future make other proposals, or take other actions, which may create continuing uncertainty for our employees, publishers, advertisers and other business partners. This continuing uncertainty could negatively impact our business. Additionally, we and members of our Board of Directors have been named in a number of purported stockholder class action complaints relating to the Microsoft proposals as more fully described in Note 12 — “Commitments and Contingencies” to our condensed consolidated financial statements. These lawsuits or any future lawsuits may become time consuming and expensive. These matters, alone or in combination, may harm our business.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended June 30, 2008, the closing sale prices of our common stock on the Nasdaq Global Select Market ranged from $20.66 to $28.67 per share and the closing sale price on July 31, 2008 was $19.89 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba Group Holding Limited; and news reports relating to trends in our markets or general economic conditions.

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

In addition, Microsoft’s various proposals to acquire all or a part of Yahoo! caused additional substantial volatility in our stock price.

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

The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change in control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, certain provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Yahoo!, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third-party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control of Yahoo!.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: August 8, 2008	By: /s/ BLAKE JORGENSEN Blake Jorgensen Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2008	By: /s/ MICHAEL MURRAY Michael Murray Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

The following exhibits are included, or incorporated by reference, in this Report (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended and Restated Bylaws of Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7	**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
10.19	*‡	Services Agreement, dated as of June 12, 2008, by and between Yahoo! Inc. and Google Inc.
10.20		Agreement, dated July 21, 2008, by and among Yahoo! Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., High River Limited Partnership and Carl C. Icahn. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2008 and incorporated herein by reference.)
31.1	*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008.
31.2	*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.

‡	Confidential treatment has been requested for certain portions omitted from this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The confidential portions of this exhibit have been separately filed with the Securities and Exchange Commission.