Form 10-K/A
period 2007-12-31
YAHOO INC
filed 2008-09-30
CIK 1011006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

None.

EXPLANATORY NOTE
Signature
Index to Exhibits
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32
EXHIBIT 99.1

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Second Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 27, 2008 (the “Original 10-K”) as subsequently amended by Amendment No. 1 to Form 10-K filed on April 29, 2008 (the “First Amendment”), of Yahoo! Inc., a Delaware corporation (“Yahoo!”, the “Company” or “we”). We are filing this Second Amendment to amend Item 15 to include the separate financial statements of Yahoo Japan Corporation and Consolidated Subsidiaries (“Yahoo Japan”) for its fiscal year ended March 31, 2008 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because Yahoo Japan’s fiscal year ended after the date of the filing of the Original 10-K. The Rule 3-09 financial statements were prepared and provided to the Company by Yahoo Japan.

This Second Amendment should be read in conjunction with the Original 10-K, as amended by the First Amendment, and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 27, 2008. The Original 10-K has not been amended or updated to reflect events occurring after February 27, 2008, except as specifically set forth in the First Amendment and the Second Amendment.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3.	Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number	Description

23.2	Consent of Deloitte Touche Tohmatsu, Independent Auditors of Yahoo Japan Corporation and Consolidated Subsidiaries.
31.1	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 30, 2008.
31.2	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 30, 2008.
32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 30, 2008.
99.1	Audited Financial Statements of Yahoo Japan Corporation and Consolidated Subsidiaries as of March 31, 2008 and for the year then ended.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized, on the 30th day of September 2008.

YAHOO! INC.

By:	/s/ Blake Jorgensen
Blake Jorgensen
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons, in the capacities indicated, as of September 30, 2008.

Signature	Title

/s/ JERRY YANG Jerry Yang	Chief Executive Officer and Director (Principal Executive Officer)

/s/ BLAKE JORGENSEN Blake Jorgensen	Chief Financial Officer (Principal Financial Officer)

/s/ MICHAEL MURRAY Michael Murray	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

* Roy Bostock	Chairman of the Board

Frank J. Biondi, Jr.	Director

* Ronald Burkle	Director

John H. Chapple	Director

* Eric Hippeau	Director

Carl C. Icahn	Director

* Vyomesh Joshi	Director

* Arthur Kern	Director

Signature		Title

* Mary Agnes Wilderotter		Director

* Gary Wilson		Director

*By	/s/ BLAKE JORGENSEN Blake Jorgensen, Attorney In Fact

YAHOO! INC.

Index to Exhibits

Exhibit
Number	Description

23.2	Consent of Deloitte Touche Tohmatsu, Independent Auditors of Yahoo Japan Corporation and Consolidated Subsidiaries.
31.1	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 30, 2008.
31.2	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 30, 2008.
32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 30, 2008.
99.1	Audited Financial Statements of Yahoo Japan Corporation and Consolidated Subsidiaries as of March 31, 2008 and for the year then ended.