Form 10-Q
period 2008-09-30
YAHOO INC
filed 2008-11-07
CIK 1011006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, $0.001 par value	1,387,717,417

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008
	(Unaudited, in thousands except per share amounts)

Revenues	$1,767,506	$1,786,426	$5,137,276	$5,402,113
Cost of revenues	740,200	772,277	2,136,849	2,293,271

Gross profit	1,027,306	1,014,149	3,000,427	3,108,842

Operating expenses:
Sales and marketing	410,936	396,982	1,168,785	1,226,472
Product development	274,682	323,172	795,268	943,497
General and administrative	161,511	199,593	449,934	559,484
Amortization of intangibles	29,985	24,228	82,264	71,192
Strategic workforce realignment costs, net	—	—	—	16,885

Total operating expenses	877,114	943,975	2,496,251	2,817,530

Income from operations	150,192	70,174	504,176	291,312
Other income, net	43,748	8,881	109,935	57,217

Income before income taxes, earnings in equity interests, and minority interests	193,940	79,055	614,111	348,529
Provision for income taxes	(78,653)	(50,577)	(258,743)	(155,243)
Earnings in equity interests	36,546	27,762	97,801	537,471
Minority interests in operations of consolidated subsidiaries	(547)	(1,892)	1,108	(3,031)

Net income	$151,286	$54,348	$454,277	$727,726

Net income per share — basic	$0.11	$0.04	$0.34	$0.53

Net income per share — diluted	$0.11	$0.04	$0.32	$0.51

Shares used in per share calculation — basic	1,335,092	1,383,786	1,342,387	1,363,382

Shares used in per share calculation — diluted	1,395,056	1,397,573	1,403,756	1,396,404

Stock-based compensation expense by function:
Cost of revenues	$2,555	$4,283	$6,919	$11,112
Sales and marketing	70,353	51,060	172,731	172,904
Product development	51,603	55,372	164,354	149,896
General and administrative	21,029	21,884	70,321	59,144
Strategic workforce realignment expense reversals	—	—	—	(12,284)

Total stock-based compensation expense	$145,540	$132,599	$414,325	$380,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2007	2008
	(Unaudited, in thousands
	except par values)

ASSETS
Current assets:
Cash and cash equivalents	$1,513,930	$2,143,750
Short-term marketable debt securities	487,544	1,070,350
Accounts receivable, net	1,055,532	992,936
Prepaid expenses and other current assets	180,716	189,785

Total current assets	3,237,722	4,396,821
Long-term marketable debt securities	361,998	85,128
Property and equipment, net	1,331,632	1,490,655
Goodwill	4,002,030	4,038,445
Intangible assets, net	611,497	556,466
Other long-term assets	503,945	226,113
Investments in equity interests	2,180,917	3,114,852

Total assets	$12,229,741	$13,908,480

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,162	$150,990
Accrued expenses and other current liabilities	1,006,188	1,076,991
Deferred revenue	368,470	446,565
Short-term debt	749,628	—

Total current liabilities	2,300,448	1,674,546
Long-term deferred revenue	95,129	246,263
Capital lease and other long-term liabilities	28,086	63,008
Deferred and other long-term tax liabilities, net	260,993	307,553
Commitments and contingencies (Note 12)	—	—
Minority interests in consolidated subsidiaries	12,254	15,285
Stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,534,893 and 1,595,161 shares issued, respectively, and 1,330,828 and 1,386,507 shares outstanding, respectively	1,527	1,590
Additional paid-in capital	9,937,010	11,432,369
Treasury stock at cost, 204,065 and 208,654 shares, respectively	(5,160,772)	(5,267,412)
Retained earnings	4,423,864	5,151,590
Accumulated other comprehensive income	331,202	283,688

Total stockholders’ equity	9,532,831	11,601,825

Total liabilities and stockholders’ equity	$12,229,741	$13,908,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2007	2008
	(Unaudited, in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$454,277	$727,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	299,933	372,467
Amortization of intangible assets	181,539	226,006
Stock-based compensation expense	414,325	393,056
Stock-based strategic workforce realignment expense reversals	—	(12,284)
Tax benefits from stock-based awards	170,683	52,199
Excess tax benefits from stock-based awards	(134,491)	(35,481)
Deferred income taxes	(134,585)	42,500
Earnings in equity interests	(97,801)	(537,471)
Dividends received from equity investee	15,156	18,942
Minority interests in operations of consolidated subsidiaries	(1,108)	3,031
(Gains)/losses from sales of investments, assets, and other, net	(12,796)	2,365
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(6,381)	46,422
Prepaid expenses and other	61,059	(37,683)
Accounts payable	12,073	(35,596)
Accrued expenses and other liabilities	50,809	101,162
Deferred revenue	24,323	231,873

Net cash provided by operating activities	1,297,015	1,559,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(409,845)	(482,918)
Purchases of marketable debt securities	(1,105,043)	(1,281,713)
Proceeds from sales of marketable debt securities	478,817	248,130
Proceeds from maturities of marketable debt securities	1,376,622	727,890
Acquisitions, net of cash acquired	(355,514)	(209,196)
Purchases of intangible assets	(75,375)	(66,984)
Other investing activities, net	(30,369)	(7,751)

Net cash used in investing activities	(120,707)	(1,072,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	243,889	331,403
Repurchases of common stock	(1,363,236)	(79,236)
Structured stock repurchases, net	(250,000)	—
Excess tax benefits from stock-based awards	134,491	35,481
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(3,750)	(65,068)
Other financing activities, net	(12,125)	(74)

Net cash (used in) provided by financing activities	(1,250,731)	222,506

Effect of exchange rate changes on cash and cash equivalents	32,502	(79,378)
Net change in cash and cash equivalents	(41,921)	629,820
Cash and cash equivalents at beginning of period	1,569,871	1,513,930

Cash and cash equivalents at end of period	$1,527,950	$2,143,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows — (Continued)

Supplemental cash flow disclosures:

During the nine months ended September 30, 2008, the holders of the Company’s zero coupon senior convertible notes (the “Notes”) converted $750 million of the Notes into 36.6 million shares of Yahoo! common stock. See Note 9 — “Debt” for additional information.

During the nine months ended September 30, 2008, the Company entered into an 11 year lease agreement for a data center in the western United States (“U.S.”). Of the total expected minimum lease commitment of $105 million, $21 million is classified as an operating lease for real estate and $84 million is classified as a capital lease for equipment.

	Nine Months Ended
	September 30,	September 30,
	2007	2008
	(Unaudited, in thousands)

Acquisition-related activities:
Cash paid for acquisitions	$380,677	$234,626
Cash acquired in acquisitions	(25,163)	(25,430)

	$355,514	$209,196

Fair value of common stock and vested stock-based awards issued in connection with acquisitions	$271,504	$—

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

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

Note 2	BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and the conversion of the Company’s Notes (using the if-converted method).

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

Potentially dilutive securities representing approximately 143 million and 137 million shares of common stock for the three and nine months ended September 30, 2008, respectively, and 140 million and 135 million for the three and nine months ended September 30, 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008

Basic:
Numerator:
Net income for basic calculation	$151,286	$54,348	$454,277	$727,726

Denominator:
Weighted average common shares	1,340,401	1,386,008	1,347,553	1,366,391
Weighted average unvested restricted stock subject to repurchase	(5,309)	(2,222)	(5,166)	(3,009)

Denominator for basic calculation	1,335,092	1,383,786	1,342,387	1,363,382

Net income per share — basic	$0.11	$0.04	$0.34	$0.53

Diluted:
Numerator:
Net income for basic calculation	$151,286	$54,348	$454,277	$727,726
Effect of dilutive securities issued by equity investees	—	—	—	(9,362)

Net income for diluted calculation	$151,286	$54,348	$454,277	$718,364

Denominator:
Denominator for basic calculation	1,335,092	1,383,786	1,342,387	1,363,382
Weighted average effect of Yahoo! dilutive securities:
Restricted stock awards	5,896	4,097	3,633	8,242
Stock options	17,501	9,690	21,165	14,505
Notes	36,567	—	36,571	10,275

Denominator for diluted calculation	1,395,056	1,397,573	1,403,756	1,396,404

Net income per share — diluted	$0.11	$0.04	$0.32	$0.51

See Note 9 — “Debt” for additional information related to the Company’s Notes.

Note 3	ACQUISITIONS

Transactions completed in 2007

During the year ended December 31, 2007, the Company completed the acquisitions of Right Media Inc. (“Right Media”), Zimbra, Inc. (“Zimbra”), BlueLithium, Inc. (“BlueLithium”), and other business combinations as described in Note 3 — “Acquisitions” to the Company’s annual financial statements for the year ended

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

December 31, 2007 filed on Form 10-K. The purchase price allocations of acquisitions completed during 2007 are summarized as follows:

	Purchase		Amortizable
	Price	Goodwill	Intangibles

Right Media	$524	$440	$104
Zimbra	$303	$245	$79
BlueLithium	$255	$224	$42
Other acquisitions(*)	$169	$74	$118

(*)	Includes asset acquisitions and other business combinations.

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

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007

Net revenues	$1,782,206	$5,216,741
Net income	$116,810	$331,747
Net income per share — basic	$0.09	$0.25
Net income per share — diluted	$0.08	$0.24

The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets, stock-based compensation expense, and related tax effects.

Transactions completed in 2008

Maven.  On February 11, 2008, the Company acquired Maven Networks, Inc. (“Maven”), a leading online video platform provider. The Company believes that Maven will assist the Company in expanding state-of-the-art consumer video and advertising experiences on Yahoo! and the Company’s network of video publishers across the Web. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Maven and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Maven. Maven stockholders were paid in cash and outstanding Maven options and restricted stock units were assumed. Assumed Maven options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$257
Other tangible assets acquired	16,869
Amortizable intangible assets:
Customer contracts and related relationships	7,100
Developed technology and patents	57,100
Trade name, trademark, and domain name	1,200
Goodwill	87,457

Total assets acquired	169,983
Liabilities assumed	(3,628)
Deferred income taxes	(23,485)

Total	$142,870

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $87 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the U.S. segment. The Company may make additional adjustments to the purchase price allocation related to goodwill and tangible assets acquired.

The results of operations for Maven and certain other immaterial business combinations have been included in the Company’s condensed consolidated statements of operations since the completion of the acquisitions in 2008. During the nine months ended September 30, 2008, the Company also completed immaterial asset acquisitions that did not qualify as business combinations.

The Company’s business combinations completed in 2008 do not have a material impact on the Company’s results of operations, and therefore pro forma disclosures have not been presented.

Note 4	INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

			Percent
	December 31,	September 30,	Ownership of
	2007	2008	Common Stock

Alibaba Group	$1,440,278	$2,223,693	44%
Alibaba.com	100,804	51,970	1%
Yahoo! Japan	636,164	835,662	34%
Other	3,671	3,527

Total	$2,180,917	$3,114,852

Equity Investment in Alibaba Group.  As of September 30, 2008, the Company’s ownership interest in Alibaba Group Holding Limited (“Alibaba Group”) was approximately 44 percent compared to 43 percent as of December 31, 2007. The 1 percent increase is due to an increase in ownership interest resulting from the exchange of certain Alibaba Group shares previously held by employees for shares in Alibaba.com Limited (“Alibaba.com”) (the business-to-business e-commerce subsidiary of Alibaba Group), partly offset by a decrease in ownership interest resulting from the exercise of Alibaba Group’s employee stock options.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

In the initial public offering (“IPO”) of Alibaba.com on November 6, 2007, Alibaba Group sold an approximate 27 percent interest in Alibaba.com through the issuance of new Alibaba.com shares, the sale of previously held shares in Alibaba.com, and the exchange of certain Alibaba Group shares previously held by Alibaba Group employees for shares in Alibaba.com, resulting in a gain on disposal of interests in Alibaba.com. Accordingly, in the first quarter of 2008, the Company recorded a non-cash gain of $401 million, net of tax, within earnings in equity interests representing the Company’s share of Alibaba Group’s gain.

As of September 30, 2008, the difference between the Company’s carrying value of its 44 percent investment in Alibaba Group and its proportionate share of the net assets is summarized as follows (in thousands):

Carrying value of investment	$2,223,693
Proportionate share of net assets	1,657,611

Excess of carrying value of investment over proportionate share of net assets	$566,082

The excess carrying value has been assigned to:
Goodwill	$528,759
Amortizable intangible assets	38,159
Deferred income taxes	(836)

Total	$566,082

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately five years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The following table presents Alibaba Group’s financial information, as derived from Alibaba Group’s condensed consolidated financial statements, which includes summary operating information for the three and nine months ended June 30, 2007 and 2008 and summary balance sheet information as of September 30, 2007 and June 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Operating data(1):
Revenues	$77,080	$120,004	$205,738	$323,988
Gross profit	$57,693	$85,129	$148,257	$223,702
Loss from operations	$(9,534)	$(5,464)	$(47,314)	$(40,546)
Net (loss) /income(2)	$(13,881)	$(2,012)	$(47,024)	$1,890,245

	September 30,	June 30,
	2007	2008

Balance sheet data:
Current assets	$723,609	$2,535,736
Long-term assets	$1,943,425	$2,137,565
Current liabilities	$452,413	$734,295
Long-term liabilities	$15,369	$18,179

(1)	The Company records its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in its condensed consolidated statements of income.

(2)	The net income of $1.9 billion for the nine months ended June 30, 2008 is primarily due to Alibaba Group’s sale of an approximate 27 percent ownership interest in Alibaba.com from Alibaba.com’s IPO.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and nine months ended September 30, 2007 and 2008, respectively, these transactions were not material.

Equity Investment in Alibaba.com Limited.  As part of the IPO of Alibaba.com, the Company purchased an approximate 1 percent interest in Alibaba.com. This investment is accounted for using the equity method, consistent with the Company’s investment in Alibaba Group, which holds the controlling interest in Alibaba.com. As of September 30, 2008, the fair value of the Company’s investment based on the quoted stock price of Alibaba.com was approximately $52 million. In the third quarter of 2008, the Company recorded an impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of the investment to fair value.

Equity Investment in Yahoo! Japan.  The investment in Yahoo! Japan Corporation (“Yahoo! Japan”) is being accounted for using the equity method and the total investment is classified as a part of the investments in equity interests balance on the condensed consolidated balance sheets.

On September 1, 2007, the Company commenced a new commercial arrangement with Yahoo! Japan in which the Company provides advertising and search marketing services to Yahoo! Japan for a service fee and exited the pre-existing commercial arrangement. Previously, the Company earned marketing services revenues from advertisers and paid traffic acquisition costs (“TAC”) to Yahoo! Japan. The Company no longer recognizes marketing services revenues and TAC for the delivery of sponsored search results and payments to Affiliates in Japan as Yahoo! Japan is responsible for the fulfillment of all advertiser and Affiliate services. Under this new arrangement, the Company records marketing services revenues from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. In addition to marketing services revenues, the Company continues to record revenues from license fees from Yahoo! Japan. The prior commercial arrangement resulted in net costs of approximately $41 million and $199 million for the three and nine months ended September 30, 2007, respectively. The new arrangement resulted in revenues of approximately $60 million and $214 million for the three and nine months ended September 30, 2008, respectively. As of December 31, 2007 and September 30, 2008, the Company had a net receivable balance from Yahoo! Japan of approximately $62 million and $35 million, respectively.

As of September 30, 2008, the Company’s ownership interest in Yahoo! Japan was approximately 34 percent compared to 33 percent as of June 30, 2008. The 1 percent increase is due to share repurchases that were undertaken by Yahoo! Japan on the open market. The Company’s proportionate share of Yahoo! Japan’s share repurchase amount in excess of its book value was approximately $111 million and has been primarily allocated to goodwill. Goodwill is not deductible for tax purposes.

The fair value of the Company’s ownership interest in Yahoo! Japan, based upon the quoted stock price of Yahoo! Japan as of September 30, 2008, was approximately $6 billion.

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan financial statements, which includes summary operating information for the three and nine months ended

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

June 30, 2007 and 2008 and summary balance sheet information as of September 30, 2007 and June 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2008	2007	2008

Operating data(*):
Revenues	$469,272	$627,486	$1,414,624	$1,950,305
Gross profit	$449,355	$561,002	$1,358,405	$1,690,592
Income from operations	$245,617	$314,887	$728,323	$911,452
Net income	$134,142	$183,373	$396,928	$488,482

	September 30,	June 30,
	2007	2008

Balance sheet data:
Current assets	$1,131,234	$1,082,227
Long-term assets	$1,783,430	$1,917,773
Current liabilities	$692,337	$695,777
Long-term liabilities	$347,995	$188,483

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income.

The differences between GAAP and accounting principles generally accepted in Japan, the standards by which Yahoo! Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements.

Note 5	GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

	United States	International	Total

Balance as of January 1, 2008	$2,518,848	$1,483,182	$4,002,030
Acquisitions and other(*)	86,903	43,364	130,267
Foreign currency translation adjustments	—	(93,852)	(93,852)

Balance as of September 30, 2008	$2,605,751	$1,432,694	$4,038,445

(*)	Other primarily includes certain purchase price adjustments that affect existing goodwill.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 6	INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2007	September 30, 2008
		Gross Carrying	Accumulated
	Net	Amount	Amortization(1)	Net(2)

Customer, affiliate, and advertiser related relationships	$143,195	$193,784	$(78,482)	$115,302
Developed and acquired technology and intellectual property rights	384,041	745,966	(355,655)	390,311
Trade name, trademark, and domain name	84,261	205,451	(154,598)	50,853

Total intangible assets, net	$611,497	$1,145,201	$(588,735)	$556,466

(1)	Since the acquisition of these intangible assets, foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $20 million as of September 30, 2008.

(2)	As of December 31, 2007 and September 30, 2008, $506 million and $487 million, respectively, of the net intangibles balance were related to the U.S. segment. As of December 31, 2007 and September 30, 2008, $105 million and $69 million, respectively, of the net intangibles balance were related to the International segment.

For the three months ended September 30, 2007 and 2008, the Company recognized amortization expense for intangible assets of $68 million and $79 million, respectively, including $38 million in cost of revenues for the three months ended September 30, 2007 and $55 million in cost of revenues for the three months ended September 30, 2008. For the nine months ended September 30, 2007 and 2008, the Company recognized amortization expense for intangible assets of $182 million and $226 million, respectively, including $100 million and $155 million, respectively, in cost of revenues. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2008 and each of the succeeding years is as follows: three months ending December 31, 2008: $60 million; 2009: $175 million; 2010: $139 million; 2011: $91 million; 2012: $58 million; 2013: $20 million; and cumulatively thereafter: $13 million.

During the nine months ended September 30, 2007 and 2008, the Company licensed $75 million and $67 million, respectively, of patents and intellectual property rights, included in the “Developed and acquired technology and intellectual property rights” category of the intangible assets balances as of September 30, 2007 and 2008, respectively.

Note 7	OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008

Interest and investment income	$30,800	$23,249	$102,638	$68,157
Investment losses, net	(16)	(123)	(3,676)	(353)
Gain on the sale of Overture Japan	6,083	—	6,083	—
Other	6,881	(14,245)	4,890	(10,587)

Total other income, net	$43,748	$8,881	$109,935	$57,217

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Investment losses, net includes realized gains and losses related to sales of marketable securities and/or investments in publicly traded or privately held companies as well as any declines in the values of such investments judged to be other than temporary.

Other consists mainly of foreign exchange gains and losses due to re-measurement.

Note 8	COMPREHENSIVE INCOME

Comprehensive income, net of tax, is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008

Net income	$151,286	$54,348	$454,277	$727,726
Change in net unrealized gains on available-for-sale securities, net of tax and reclassification adjustments	12,426	9,671	1,224	8,424
Foreign currency translation adjustments, net of tax	66,283	(294,721)	124,970	(55,938)

Other comprehensive income/(loss)	78,709	(285,050)	126,194	(47,514)

Comprehensive income/(loss)	$229,995	$(230,702)	$580,471	$680,212

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31,	September 30,
	2007	2008

Unrealized gains on available-for-sale securities, net of tax	$26,874	$35,298
Foreign currency translation adjustments, net of tax	304,328	248,390

Accumulated other comprehensive income	$331,202	$283,688

Note 9	DEBT

In April 2003, the Company issued $750 million of the Notes due April 1, 2008 at par bearing no interest, and convertible, under certain circumstances, no later than their April 1, 2008 maturity date.

During the nine months ended September 30, 2008, $750 million of the Notes were converted into 36.6 million shares of Yahoo! common stock. As of December 31, 2007, the Notes were classified as short-term debt, because if conversion had not been requested by the holders of the Notes, the Company would have had to settle the Notes in cash at maturity.

Note 10	STOCK-BASED COMPENSATION

Stock Options.  The Company’s Amended and Restated 1995 Stock Plan and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Plans and the Amended and Restated 1996 Directors’ Stock Plan for the nine months ended September 30, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Exercise Price per
	Shares	Share

Outstanding at December 31, 2007	180,397	$29.36
Options granted	6,821	$24.74
Options assumed	216	$25.78
Options exercised(*)	(18,639)	$14.84
Options cancelled, forfeited, or expired	(24,839)	$35.32

Outstanding at September 30, 2008	143,956	$29.99

(*)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

As of September 30, 2008, there was $288 million of unrecognized stock-based compensation costs related to unvested stock options which is expected to be recognized over a weighted average period of 2.5 years.

The fair value of option grants, including the options granted under the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”), was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options				Purchase Plan
	Three Months Ended				Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007		2008		2007		2008

Expected dividend yield	0.0%		0.0%		0.0%		0.0%
Risk-free interest rate	4.5%		3.1%		4.5%		2.9%
Expected volatility	34.2%		50.3%		30.3%		33.1%
Expected life (in years)	3.7	5	4.0	0	0.4	8	0.4	8

	Stock Options		Purchase Plan
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008

Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	4.7%	2.84%	4.5%	2.9%
Expected volatility	31.7%	39.7%	30.3%	33.1%
Expected life (in years)	3.75	3.96	0.48	0.48

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Restricted stock awards and restricted stock units activity for the nine months ended September 30, 2008 is summarized as follows (in thousands, except per share amounts):

		Weighted Average
		Grant Date Fair
	Shares	Value

Unvested at December 31, 2007	30,227	$29.34
Granted	15,996	$26.32
Assumed	686	$28.63
Vested	(7,312)	$28.18
Forfeited	(5,332)	$26.04

Unvested at September 30, 2008	34,265	$28.68

During the nine months ended September 30, 2008, 7.3 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total number of shares withheld of approximately 2.4 million was based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the relevant taxing authorities were $65 million for the nine months ended September 30, 2008 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 1.0 million shares were reacquired by the Company to satisfy the tax withholding obligations and $27 million was recorded as treasury stock. Payments of $38 million related to net share settlements of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and were recorded as a reduction of additional paid-in-capital.

As of September 30, 2008, there was $486 million of unrecognized stock-based compensation costs related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.3 years.

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

Note 11	STOCK REPURCHASE PROGRAM

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

During the three months ended September 30, 2008, the Company did not repurchase any shares of common stock. During the nine months ended September 30, 2008, the Company repurchased 3.4 million shares of common stock at an average price of $23.39 per share. Total cash consideration for the repurchased stock was $79 million. The remaining authorization under the Company’s share repurchase program is approximately $1.1 billion.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 12	COMMITMENTS AND CONTINGENCIES

Lease Commitments.  The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 23 years, expiring between 2008 and 2027.

During the nine months ended September 30, 2008, the Company entered into an 11 year lease agreement for a data center in the western U.S. Of the total expected minimum lease commitment of $105 million, $21 million is classified as an operating lease for real estate and $84 million is classified as a capital lease for equipment. The Company has the option to renew this lease for up to an additional ten years.

A summary of gross and net lease commitments as of September 30, 2008 is as follows (in millions):

	Gross Operating	Sublease	Net Operating
	Lease Commitments	Income	Lease Commitments

Three months ending December 31, 2008	$38	$(1)	$37
Years ending December 31,
2009	149	(4)	145
2010	129	(2)	127
2011	107	(2)	105
2012	94	—	94
2013	84	—	84
Due after 5 years	301	—	301

Total gross and net lease commitments	$902	$(9)	$893

Capital Lease
Commitment

Three months ending December 31, 2008	$2
Years ending December 31,
2009	7
2010	7
2011	7
2012	7
2013	8
Due after 5 years	46

Gross lease commitment	$84

Less: interest	(42)

Net lease commitment	$42

Affiliate Commitments.  In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of September 30, 2008, these commitments totaled $434 million, of which $40 million will be payable in the remainder of 2008, $170 million will be payable in 2009, $163 million will be payable in 2010, and $61 million will be payable in 2011.

Intellectual Property Rights.  The Company is obligated to make certain payments under various intellectual property arrangements of up to $53 million through 2023.

Other Commitments.  In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements, services to be

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

provided by the Company, or intellectual property claims made by third parties. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its condensed consolidated financial statements.

As of September 30, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

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

In May 2007, two purported class actions were commenced by plaintiffs Ellen Brodsky and Manifred Hacker, asserting claims arising under the federal securities laws against the Company and certain individual defendants. These actions were ordered consolidated in the U.S. District Court for the Central District of California and, on December 21, 2007, a Consolidated Amended Complaint was filed against Yahoo! and certain individual defendants, including current and former officers and a former director and officer. Plaintiffs purport to represent a class of persons who purchased the Company’s common stock between April 8, 2004 and July 18, 2006. Plaintiffs allege that defendants engaged in a scheme to inflate the Company’s share price by making false and misleading statements regarding the Company’s operations, financial results, and future business prospects in violation of Section 10(b) of the Securities Exchange Act and SEC Rule 10b-5. Plaintiffs also allege that the individual defendants engaged in insider trading in violation of Section 20(A) of the Securities Exchange Act, and as control persons are subject to liability under Section 20(A) of the Securities Exchange Act. The Consolidated Amended Complaint seeks compensatory damages, injunctive relief, disgorgement of alleged insider trading proceeds, and other equitable relief. On March 10, 2008, the Court granted defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California. On October 7, 2008, the Court granted defendants’ motion to dismiss the Consolidated Amended Complaint with leave to amend. Pursuant to the order, plaintiffs must file their Second Consolidated Amended Complaint by November 17, 2008.

On May 15, 2007, a stockholder derivative complaint was filed in the California Superior Court, Santa Clara County, by Greg Brockwell against members of the Company’s Board of Directors and selected officers. Brockwell seeks to prosecute the action on behalf of the Company, which is named as a “nominal defendant,” and to obtain relief on behalf of the Company. The complaint alleges breaches of state law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the California Corporations Code between April 2004 and the present. The derivative complaint alleges facts substantially similar to the Consolidated Amended Complaint in the federal class action litigation, and seeks, on behalf of the Company, treble damages under California law, equitable and injunctive relief, restitution, and reimbursement of costs. Discovery has been initiated. On June 14, 2007, a second stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board of Directors and selected officers. The complaint filed by Plaintiff Watkins is substantially similar to the complaint filed by Plaintiff Brockwell, with the addition of a claim for relief for alleged violation of Section 10(b) of the Securities Exchange Act. The federal derivative plaintiff (Watkins) has agreed to coordinate her action with the consolidated federal class action litigation. On April 15, 2008, defendants filed a motion to transfer the Watkins federal derivative action to accompany the previously transferred Consolidated Amended Complaint in the Brodsky federal class action litigation. On April 21, 2008, defendants also opposed plaintiff’s motion to further amend the complaint to assert

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

allegations relating to Microsoft Corporation’s (“Microsoft”) February 1, 2008 unsolicited proposal to acquire Yahoo! Inc. On April 29, 2008, the Watkins action was transferred to the U.S. District Court for the Northern District of California, and a motion to amend the complaint was denied by the transferring court.

Since February 1, 2008, five separate stockholder lawsuits were filed in the California Superior Court, Santa Clara County, against Yahoo! Inc., members of the Board of Directors and selected former officers by plaintiffs Edward Fritsche, the Thomas Stone Trust, Tom Turberg, Congregation Beth Aaron, and the Louisiana Municipal Police Employees’ Retirement System (the “California Lawsuits”). The California Lawsuits were consolidated, and on March 12, 2008, a Consolidated Amended Class Action and Derivative Complaint was filed, captioned In re Yahoo! Inc. Shareholder Litigation, in Santa Clara County Superior Court. The Consolidated Amended Class and Derivative Complaint alleges that the Yahoo! Board of Directors breached fiduciary duties in connection with Microsoft’s unsolicited proposal to acquire Yahoo!. The Consolidated Amended Class and Derivative Complaint seeks declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. On March 28, 2008, the Santa Clara County Superior Court granted defendants’ motion to stay the Consolidated Amended Class Action and Derivative Complaint pending resolution of similar proceedings pending in Delaware Court of Chancery described below.

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

The proposed Second Amended and Consolidated Complaint generally alleges that defendants breached fiduciary duties in connection with consideration of proposals by Microsoft to purchase all or part of Yahoo!, adoption of severance plans, the June 12, 2008 agreement between Google Inc. and Yahoo! and purports to allege claims relating to alleged false and misleading statements in Yahoo!’s proxy statement. With regard to the proxy statement, plaintiffs allege that the proxy statement falsely discloses that the severance plans were designed to help retain the Company’s employees, maintain a stable work environment and provide certain economic benefits to the employees in the event their employment is actually or constructively terminated in connection with a change in control of the Company when, according to plaintiffs, the severance plans allegedly (i) were designed to interfere with Microsoft’s desire for an orderly integration and to defend against a potential proxy contest, (ii) provide no economic benefit to employees in the event of any reduction in force, reorganization or alternative transaction in lieu of a sale to Microsoft, and (iii) were drafted in a manner that may potentially trigger a tax liability for employees who resign and receive severance. Plaintiffs also allege that the proxy statement is misleading in stating that Compensia advised the Company and F.W. Cook & Co. advised the Compensation Committee of the Board of Directors of the Company with respect to the terms of the plans and that the proxy statement omits to state that Yahoo! management disregarded and withheld from the Board of Directors advice and information provided by Compensia regarding (i) the provisions of the severance plans that allow an employee to obtain severance benefits by claiming a change in the employee’s duties or responsibilities following a change in control, (ii) the amount of severance benefits to be paid to senior executives of Yahoo! following a change in control, and (iii) the potential

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

total cost of the severance plans. Plaintiffs also allege that the proxy statement omits to state that neither Compensia nor F.W. Cook & Co. attended any relevant meeting of the Board of Directors or the Compensation Committee. The proposed Second Amended and Consolidated Complaint seeks unspecified compensatory damages, declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008

Revenues by segment:
United States	$1,194,911	$1,279,924	$3,414,182	$3,851,857
International	572,595	506,502	1,723,094	1,550,256

Total revenues	$1,767,506	$1,786,426	$5,137,276	$5,402,113

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$338,423	$291,406	$1,042,278	$904,438
International	127,886	118,972	357,695	366,119

Total segment operating income before depreciation, amortization, and stock-based compensation expense	466,309	410,378	1,399,973	1,270,557
Depreciation and amortization	(170,577)	(207,605)	(481,472)	(598,473)
Stock-based compensation expense	(145,540)	(132,599)	(414,325)	(380,772)

Income from operations	$150,192	$70,174	$504,176	$291,312

Capital expenditures, net:
United States	$121,093	$145,066	$342,086	$421,265
International	26,057	22,162	67,759	61,653

Total capital expenditures, net	$147,150	$167,228	$409,845	$482,918

	December 31,	September 30,
	2007	2008

Property and equipment, net:
United States	$1,182,212	$1,355,303
International	149,420	135,352

Total property and equipment, net	$1,331,632	$1,490,655

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2008	2007	2008

Marketing services:
Owned and Operated sites	$923,061	$1,002,070	$2,634,896	$2,983,451
Affiliate sites	620,540	560,652	1,863,356	1,738,671

Marketing services	1,543,601	1,562,722	4,498,252	4,722,122
Fees	223,905	223,704	639,024	679,991

Total revenues	$1,767,506	$1,786,426	$5,137,276	$5,402,113

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements — (Continued)

Note 14	INCOME TAXES

The effective tax rates for the three and nine months ended September 30, 2008 were 64.0 percent and 44.5 percent, respectively, compared to 40.6 percent and 42.1 percent for the same periods in 2007. The effective tax rates for the three and nine months ended September 30, 2008 differ from the statutory federal income tax rate of 35.0 percent primarily due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and the resolution of examinations by taxing authorities. The effective tax rates for the three and nine months ended September 30, 2008 were higher than the rates for the same periods in 2007 primarily due to the expiration of the federal research tax credit in 2008 and an increase in 2008 of non-deductible stock-based compensation expense, partially offset by the effect of non-U.S. operations. In addition, for the three months ended September 30, 2008, a change in forecasted profitability between U.S. and international jurisdictions resulted in a higher estimated annual tax rate as compared to the three months ended June 30, 2008.

The Company’s total amount of unrecognized tax benefits as of September 30, 2008 is $703 million, of which $255 million is recorded in the financial statements in the deferred and other long-term tax liabilities, net line item of the condensed consolidated balance sheet. The total unrecognized tax benefits as of September 30, 2008 increased by $17 million from the balance as of December 31, 2007.

The Company’s federal and California income tax returns for the years ended December 31, 2005 and 2006 are currently under examination by the Internal Revenue Service and the California Franchise Tax Board.

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

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date, if appropriate. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method.

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

The following table set forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total

Money market funds(1)	$603,166	$—	$603,166
Available-for-sale securities
U.S. Government and agency securities(1)	—	1,315,057	1,315,057
Municipal bonds(1)	—	2,597	2,597
Asset-backed securities(1)	—	14,312	14,312
Commercial paper(1)	—	510,645	510,645
Corporate debt securities(1)	—	160,394	160,394
Corporate equity securities(2)	116,710	—	116,710

Total assets at fair value	$719,876	$2,003,005	$2,722,881

(1)	The money market funds, U.S. Government and agency securities, municipal bonds, asset-backed securities, commercial paper, and corporate debt securities are classified as part of either cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheet.

(2)	The corporate equity securities are classified as part of the other long-term assets in the condensed consolidated balance sheet.

The amount of cash and cash equivalents as of September 30, 2008 includes $663 million in cash deposited with commercial banks and $30 million in bank deposits classified as short-term marketable securities.

The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. As of September 30, 2008, the Company did not have any material Level 3 financial assets or liabilities.

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

During the quarter ended March 31, 2008, the Company incurred total pre-tax cash charges of approximately $29 million in severance pay expenses and related cash expenses in connection with the workforce realignment, all of which were recorded in the first quarter of 2008. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for forfeited unvested awards, resulting in a net estimated total strategic workforce realignment pre-tax expense of approximately $17 million. Of the $17 million strategic workforce realignment pre-tax expense, $13 million was related to the U.S. segment and $4 million was related to the International segment. As of September 30, 2008, the remaining accrual related to the strategic workforce realignment was approximately $3 million.

Note 17	SUBSEQUENT EVENTS

Cost Reduction Initiatives.  On October 21, 2008, the Company announced its intent to significantly reduce its costs. As part of its cost reduction initiatives, the Company expects to reduce its global workforce by at least 10 percent by December 31, 2008. The Company expects to incur cash charges related to the workforce reduction for severance and other related costs. In addition, the Company expects to incur cash costs related to contract terminations and consolidation of facilities as part of these cost reduction initiatives. Total charges are expected to include these cash costs and may also include charges or credits related to stock-based compensation expense and charges related to non-cash impairment costs.

The Company expects to recognize the foregoing charges during the fourth quarter of 2008 and during 2009. Because the Company’s cost reduction initiatives are not yet final, the Company is unable, at this time, to estimate the amount of cash and total charges, including non-cash impairment charges (if any), it will incur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues, including revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about our effective tax rate and the amount of unrecognized tax benefits;

•	expectations about our on-going strategic and cost reduction initiatives;

•	anticipated capital expenditures;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

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

We believe the searches, Page Views, click-throughs, and the related marketing services and fees revenues that we generate correlate to the number and activity level of users across our offerings on Yahoo! Properties and the activity level on our Affiliate sites. By providing a platform for our users that brings together our search technology, content, and community while allowing for personalization and integration across devices, we seek to become more essential to, increase our share of, and deepen the engagement of, our users with our products and services. We believe this deeper engagement of new and existing users coupled with the growth of the Internet as an advertising medium may enable us to increase our revenues in the future.

During the second quarter of 2008, we entered into a non-exclusive services agreement (the “Services Agreement”) with Google Inc. (“Google”) to enable us to run advertisements supplied by Google alongside our search results and on Yahoo! Properties, as well as on Websites of certain partners and Affiliates. Although the Services Agreement was not subject to prior regulatory approval, Yahoo! and Google voluntarily agreed to delay implementation of the Services Agreement while the Antitrust Division of the U.S. Department of Justice (the “DOJ”) reviewed the agreement. At the conclusion of its review, the DOJ indicated that it intended to file a complaint to seek to enjoin the implementation of the Services Agreement. Following the DOJ’s decision, Google delivered notice to us that it was terminating the Services Agreement effective November 5, 2008.

On October 21, 2008, we announced our intent to significantly reduce our costs. As part of our cost reduction initiatives, we expect to reduce our global workforce by at least 10 percent by December 31, 2008. We expect to incur cash charges related to the workforce reduction for severance and other related costs. In addition, we expect to incur cash costs related to contract terminations and consolidation of facilities as part of these cost reduction initiatives. Total charges are expected to include these cash costs and may also include charges or credits related to stock-based compensation expense and charges related to non-cash impairment costs.

We expect to recognize the foregoing charges during the fourth quarter of 2008 and during 2009. Because our cost reduction initiatives are not yet final, we are unable, at this time, to estimate the amount of cash and total charges, including non-cash impairment charges (if any), we will incur.

Third Quarter Highlights

	Three Months Ended			Nine Months Ended
	September 30,		2007-2008	September 30,		2007-2008
Operating Highlights	2007	2008	Change	2007	2008	Change
	(In thousands)

Revenues	$1,767,506	$1,786,426	$18,920	$5,137,276	$5,402,113	$264,837
Income from operations	$150,192	$70,174	$(80,018)	$504,176	$291,312	$(212,864)

	Nine Months Ended
	September 30,		2007-2008
Cash Flow Highlights	2007	2008	Change
	(In thousands)

Net cash provided by operating activities	$1,297,015	$1,559,234	$262,219
Net cash used in investing activities	$(120,707)	$(1,072,542)	$(951,835)
Net cash (used in) provided by financing activities	$(1,250,731)	$222,506	$1,473,237

Income from operations for the nine months ended September 30, 2008 includes a net $17 million pre-tax strategic workforce realignment charge, which was recorded in the first quarter of 2008.

Income from operations for the three and nine months ended September 30, 2008 includes incremental costs of $37 million and $73 million, respectively, for outside advisors related to Microsoft Corporation’s (“Microsoft”) proposals to acquire all or a part of the Company, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense costs.

Net cash provided by operating activities for the nine months ended September 30, 2008 includes a $350 million one-time payment related to a commercial arrangement entered into with AT&T Inc., which was recorded in long-term deferred revenue in the first quarter of 2008 and is being recognized in marketing services revenues over the underlying service period.

During the nine months ended September 30, 2008, we repurchased $79 million of common stock. During the nine months ended September 30, 2007, we repurchased approximately $1.4 billion of common stock and settled a $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 in which we received 8.4 million shares of our common stock.

During the nine months ended September 30, 2008, our zero coupon senior convertible notes (the “Notes”) were converted, resulting in the issuance of 36.6 million shares and payment of less than $1 million in cash.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Revenues	100%	100%	100%	100%
Cost of revenues	42	43	42	42

Gross profit	58	57	58	58
Operating expenses:
Sales and marketing	23	22	23	23
Product development	16	18	15	18
General and administrative	9	11	8	11
Amortization of intangibles	1	2	2	1
Strategic workforce realignment costs, net	0	0	0	0

Total operating expenses	49	53	48	53

Income from operations	9	4	10	5
Other income, net	2	1	2	1

Income before income taxes, earnings in equity interests, and minority interests	11	5	12	6
Provision for income taxes	(4)	(3)	(5)	(3)
Earnings in equity interests	2	1	2	10
Minority interests in operations of consolidated subsidiaries	0	0	0	0

Net income	9%	3%	9%	13%

Revenues.  Revenues by groups of similar services are as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2007	(*)	2008	(*)	Change	2007	(*)	2008	(*)	Change

Marketing services:
Owned and Operated sites	$923,061	52%	$1,002,070	56%	9%	$2,634,896	51%	$2,983,451	55%	13%
Affiliate sites	620,540	35%	560,652	31%	(10)%	1,863,356	37%	1,738,671	32%	(7)%

Marketing services	$1,543,601	87%	$1,562,722	87%	1%	$4,498,252	88%	$4,722,122	87%	5%
Fees	223,905	13%	223,704	13%	0%	639,024	12%	679,991	13%	6%

Total revenues	$1,767,506	100%	$1,786,426	100%	1%	$5,137,276	100%	$5,402,113	100%	5%

(*)	Percent of total revenues.

We currently generate marketing services revenues principally from display advertising on Owned and Operated sites and from sponsored search results generated from searches on Owned and Operated and Affiliate sites. In addition, we receive revenues for Content Match links (advertising on Yahoo! Properties and Affiliate sites which include contextually relevant advertiser links to their respective Websites) on Owned and Operated and Affiliate sites and display advertising on Affiliate sites. The net revenues and related volume metrics from Content Match links and display advertising on Affiliate sites are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows. Our revenue growth for the three and nine months ended September 30, 2008 was attributable to continuing growth in our search and display advertising businesses in the third quarter of 2008. For the remainder of 2008, we expect our revenues to be relatively flat on a year over year basis.

We believe our growing number of users, advertisers, publishers, and inventory, both on and off our network, over recent years has driven the increases in our marketing services revenues. We also believe our expanding offerings, including our enhanced algorithmic search technology, contribute to our growing number of users.

Marketing Services Revenues from Owned and Operated Sites.  Marketing services revenues from Owned and Operated sites for the three and nine months ended September 30, 2008 increased by 9 percent and 13 percent, respectively, as compared to the same periods in 2007. Factors leading to growth in overall marketing services revenues included an increase in user activity levels on Yahoo! Properties, which contributed to a higher volume of searches, Page Views, click-throughs, and ad impression displays. The transition of and changes in certain of our broadband access partnerships from being fee-paying user based to an advertising revenue sharing model have also contributed to the increase in marketing services revenues from Owned and Operated sites.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. Using our updated methodology, for the three and nine months ended September 30, 2008 as compared to the same periods in 2007, Page Views increased 17 percent and 20 percent, respectively, and revenue per Page View decreased 7 percent and 5 percent, respectively. The decrease in revenue per Page View is due to a shift to lower-yielding display advertising.

The primary components of our marketing services revenues from Owned and Operated sites are growth in search and display advertising. During the three and nine months ended September 30, 2008, revenues from search advertising on Owned and Operated sites grew 17 percent and 18 percent, respectively, compared to the same periods in 2007. During the three and nine months ended September 30, 2008, revenues from display advertising on Owned and Operated sites grew 3 percent and 10 percent, respectively, compared to the same periods in 2007.

Marketing Services Revenues from Affiliate Sites.  Marketing services revenues from Affiliate sites for the three and nine months ended September 30, 2008 decreased 10 percent and 7 percent, respectively, as compared to the same periods in 2007. The sale of Overture Japan to Yahoo! Japan in the third quarter of 2007 negatively impacted the Affiliate revenues during the three and nine months ended September 30, 2008 by approximately

$90 million and $320 million, respectively, on a year over year basis. For the remainder of 2008, we expect our marketing services revenues from Affiliate sites to be relatively flat on a year over year basis.

The number of searches on Affiliate sites increased by approximately 18 percent for both the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The increase in the volume of searches is primarily attributed to a slight increase in the number of Affiliates, as well as increases in searches per Affiliate.

The average revenue per search on our Affiliate sites decreased by 27 percent and 24 percent, respectively, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily as a result of a change in traffic mix and the impact of the aforementioned sale of Overture Japan to Yahoo! Japan.

Fees Revenues.  Fees revenues for the three months ended September 30, 2008 were flat and increased 6 percent, for the nine months ended September 30, 2008 as compared to the same periods in 2007.

Our fees revenues include premium fee-based services such as Internet broadband services, sports, music, photos, games, personals, premium e-mail offerings, and services for small businesses. Other fee-based revenues include royalties, licenses, and mobile services.

Fees revenues remained flat year over year due to the transition of and changes in certain of our broadband access partnerships, from being fee-paying user based to an advertising revenue sharing model. The market has moved to an environment in which advertising revenue sharing is the prevailing model, and we are evolving our partnerships accordingly. This has resulted in a reduction in fees revenues associated with these partnerships, but is expected to be offset by increased marketing services revenues associated with the display advertising and sponsored search revenue share arrangements. As we have renewed contracts with broadband partners and our relationships have moved from being fee-paying user based to an advertising revenue-sharing model, our number of fee-paying users has decreased.

The increase in fees revenues for the nine months ended September 30, 2008 is due to an increase in the number of paying users during the first quarter of 2008.

As used in this discussion, “fee-paying users” is based on the total number of fee-based subscriptions aggregated from each Yahoo! Property. To calculate the average revenue per fee-paying user, we divide the revenue generated from the subscriptions by the average fee-paying users during the quarter.

The number of paying users for our fee-based services decreased to 10.8 million as of September 30, 2008 compared to 18.7 million as of September 30, 2007, a decrease of 42 percent as a result of the business model changes described above. Average monthly revenues per paying user was approximately $4 for both the three and nine months ended September 30, 2008, respectively, compared to approximately $3 for the same periods in 2007. The increase in average monthly revenues per paying user for both the three and nine months ended September 30, 2008 is due to the change in mix of fee-based subscribers, primarily the reduction in broadband subscribers due to the renegotiation of broadband partnerships from fee-paying user based to an advertising revenue sharing model.

Adjusting the number of fee-paying users as of September 30, 2007 to remove fee-paying users related to our renewed broadband relationships, our fee-paying users would have been 9.9 million, compared to 10.8 million as of September 30, 2008, an increase of 9 percent.

Costs and Expenses.  Operating costs and expenses consist of cost of revenues, sales and marketing, product development, general and administrative, and amortization of intangibles expenses. Cost of revenues consists of traffic acquisition costs (“TAC”), Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

As part of our cost reduction initiatives announced on October 21, 2008, we expect to reduce our global workforce by at least 10 percent by December 31, 2008. We expect to incur cash charges related to the workforce reduction for severance and other related costs and cash costs related to contract terminations and consolidation of facilities as part of these cost reduction initiatives. Total charges may also include charges or credits related to stock-based compensation expense and charges related to non-cash impairment costs. We expect to recognize the foregoing charges during the fourth quarter of 2008 and during 2009.

Operating costs and expenses are as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Dollar
	2007	(*)	2008	(*)	Change	Change

Cost of revenues	$740,200	42%	$772,277	43%	4%	$32,077
Sales and marketing	$410,936	23%	$396,982	22%	(3)%	$(13,954)
Product development	$274,682	16%	$323,172	18%	18%	$48,490
General and administrative	$161,511	9%	$199,593	11%	24%	$38,082
Amortization of intangibles	$29,985	1%	$24,228	2%	(19)%	$(5,757)

	Nine Months Ended September 30,				Percent	Dollar
	2007	(*)	2008	(*)	Change	Change

Cost of revenues	$2,136,849	42%	$2,293,271	42%	7%	$156,422
Sales and marketing	$1,168,785	23%	$1,226,472	23%	5%	$57,687
Product development	$795,268	15%	$943,497	18%	19%	$148,229
General and administrative	$449,934	8%	$559,484	11%	24%	$109,550
Amortization of intangibles	$82,264	2%	$71,192	1%	(13)%	$(11,072)
Strategic workforce realignment costs, net	$—	—	$16,885	0%	100%	$16,885

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Cost of revenues	$2,555	$4,283	$6,919	$11,112
Sales and marketing	70,353	51,060	172,731	172,904
Product development	51,603	55,372	164,354	149,896
General and administrative	21,029	21,884	70,321	59,144
Strategic workforce realignment expense reversals	—	—	—	(12,284)

Total stock-based compensation expense	$145,540	$132,599	$414,325	$380,772

See Note 10 — “Stock-Based Compensation” in the Notes to the condensed consolidated financial statements as well as our Critical Accounting Policies, Judgments, and Estimates for additional information about stock-based compensation.

The changes in operating costs and expenses include, among other things, changes in TAC, compensation, information technology, depreciation and amortization, and facilities expenses. Each of these costs and expenses are described below.

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

Compensation, Information Technology, Depreciation and Amortization, and Facilities Expenses.  Compensation expense consists primarily of salary, bonuses, commissions, and stock-based compensation expense. Information and technology expense includes telecom usage charges and data center operating costs. Depreciation and amortization expense includes depreciation of server equipment and information technology assets and amortization of developed or acquired technology and intellectual property rights. Facilities expense consists primarily of building maintenance costs, rent expense, and utilities.

The changes in operating costs and expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 are comprised of the following (in thousands):

		Information	Depreciation and
	Compensation	Technology	Amortization	Facilities	TAC	Other	Total

Cost of revenues	$7,774	$11,083	$32,649	$733	$(23,791)	$3,629	$32,077
Sales and marketing	(15,128)	893	(22)	4,212	—	(3,909)	(13,954)
Product development	32,625	(161)	6,289	6,219	—	3,518	48,490
General and administrative	1,526	(292)	3,869	(6,358)	—	39,337	38,082
Amortization of intangibles	—	—	(5,757)	—	—	—	(5,757)

Total	$26,797	$11,523	$37,028	$4,806	$(23,791)	$42,575	$98,938

The changes in operating costs and expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 are comprised of the following (in thousands):

		Information	Depreciation and
	Compensation	Technology	Amortization	Facilities	TAC	Other	Total

Cost of revenues	$22,948	$43,254	$108,686	$2,324	$(49,058)	$28,268	$156,422
Sales and marketing	47,136	(48)	(1,533)	14,258	—	(2,126)	57,687
Product development	111,872	4,815	9,710	19,979	—	1,853	148,229
General and administrative	216	(1,275)	11,211	(22,345)	—	121,743	109,550
Amortization of intangibles	—	—	(11,072)	—	—	—	(11,072)
Strategic workforce realignment costs, net	—	—	—	—	—	16,885	16,885

Total	$182,172	$46,746	$117,002	$14,216	$(49,058)	$166,623	$477,701

Total compensation expense increased approximately $27 million and $182 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 primarily due to an increase in our headcount across all functions and increases in retention bonus. Product development headcount increased for the maintenance and development of, and minor enhancements to existing offerings and services on Yahoo! Properties as well as the maintenance of Yahoo!’s technology platforms and infrastructure. We also experienced growth in our sales and marketing and general and administrative headcount to support our business. Due to our recently announced cost reduction initiatives, we do not expect our headcount to continue to grow at its historic rate.

For the three and nine months ended September 30, 2008, sales and marketing compensation expense decreased $15 million and increased $47 million, respectively. Increases in compensation expense resulting from increased headcount were offset by reversals of $12 million and $21 million, respectively, of stock-based compensation expense related to the departure of executives and other employees during the three and nine months ended September 30, 2008 for which there were no similar reversals in the same periods of 2007.

Additionally, stock-based compensation expense decreased due to large grants vesting during the first half of 2008 for which no corresponding expense was recorded during the third quarter of 2008.

For the three and nine months ended September 30, 2008, product development compensation expense increased $33 million and $112 million, respectively, primarily due to increased headcount for the maintenance and development of, and minor enhancements to existing offerings and services on Yahoo! Properties as well as the maintenance of Yahoo!’s technology platforms and infrastructure. For the nine months ended September 30, 2008, the increase in compensation expense was net of a decrease in stock-based compensation expense of $6 million resulting from larger reversals of stock-based compensation expense related to the departure of executives and other employees as compared to the same period of 2007.

Information technology expenses increased $12 million and $47 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 due to increased telecom usage and data center operating costs.

Depreciation and amortization expenses increased $37 million and $117 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 due to our continued investment in information technology assets and server equipment. These increases were slightly offset by a decrease in amortization expense for acquired intangible assets due to certain intangible assets acquired in prior years being fully amortized as well as an increase in the weighted amortization periods of recently acquired intangible assets, slightly offset by an increase in our asset base as compared to the three and nine months ended September 30, 2007. See Note 6 — “Intangible Assets, Net” in the Notes to the condensed consolidated financial statements for additional information.

Facilities expenses increased $5 million and $14 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 due to our expansion into new facilities and increased rent expense on our buildings. Due to our recently announced cost reduction initiatives, we do not expect our facilities expense to continue to grow at its historic rate.

TAC decreased $24 million and $49 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 primarily due to the sale of Overture Japan to Yahoo! Japan. This decrease in TAC was slightly offset by a small increase in average TAC rates.

Other expenses increased $43 million and $167 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 mainly due to increases in outsourced service provider expenses of $44 million and $109 million, respectively. These increases were primarily the result of incremental costs incurred in general and administrative expense of $37 million and $73 million for the three and nine months ended September 30, 2008, respectively, for outside advisors related to Microsoft’s proposals to acquire all or a part of the Company, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense costs. Content costs, included in costs of revenues and driven by our rich media offerings, remained flat for the three months ended September 30, 2008 and increased $13 million for the nine months ended September 30, 2008, as compared to the same periods in 2007. Other expenses also increased due to sales and marketing spend to support our strategic initiatives and the integration of acquisitions. Marketing related expenses decreased by $4 million and $23 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 as we incurred costs for our “Be a Better ...” campaign in 2007 for which no similar expense was recorded in the three and nine months ended September 30, 2008.

During the quarter ended March 31, 2008, other expenses also included expenses related to a strategic workforce realignment we implemented to more appropriately allocate resources to our key strategic initiatives. The strategic realignment involved investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities. We incurred total pre-tax cash charges of approximately $29 million in severance pay expenses and related cash expenses in connection with the workforce realignment, all of which were recorded in the first quarter of 2008. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for forfeited unvested awards, resulting in a net estimated total strategic workforce realignment pre-tax expense of approximately $17 million. Of the $17 million strategic workforce realignment pre-tax expense, $13 million was related to the U.S. segment and

$4 million was related to the International segment. As of September 30, 2008, the remaining accrual related to the strategic workforce realignment is approximately $3 million. See Note 16 — “Strategic Workforce Realignment” in the Notes to the condensed consolidated financial statements for additional information.

Other Income, Net.  Other income, net is comprised of (in thousands):

	Three Months Ended September 30,		Dollar	Nine Months Ended September 30,		Dollar
	2007	2008	Change	2007	2008	Change

Interest and investment income	$30,800	$23,249	$(7,551)	$102,638	$68,157	$(34,481)
Investment (losses)/gains, net	(16)	(123)	(107)	(3,676)	(353)	3,323
Gain on sale of Overture Japan	6,083	—	(6,083)	6,083	—	(6,083)
Other	6,881	(14,245)	(21,126)	4,890	(10,587)	(15,477)

Total other income, net	$43,748	$8,881	$(34,867)	$109,935	$57,217	$(52,718)

Other income, net for the three and nine months ended September 30, 2008 decreased $35 million and $53 million, respectively, as compared to the same periods in 2007. Interest and investment income for the three and nine months ended September 30, 2008 decreased due to lower average interest rates as well as lower average invested balances, compared to the same periods in 2007. Average interest rates were approximately 2.9 percent and 3.1 percent in the three and nine months ended September 30, 2008, respectively, compared to 4.2 percent and 4.3 percent, respectively, in the same periods in 2007. Other decreased by $21 million and $17 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007 due to foreign exchange re-measurement. Other income, net for the three and nine months ended September 30, 2007 included a $6 million gain from the sale of Overture Japan; no similar gain was recorded during the three and nine months ended September 30, 2008.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign exchange rates.

Income Taxes.  The effective tax rates for the three and nine months ended September 30, 2008 were 64.0 percent and 44.5 percent, respectively, compared to 40.6 percent and 42.1 percent for the same periods in 2007. The effective tax rates for the three and nine months ended September 30, 2008 differ from the statutory federal income tax rate of 35.0 percent primarily due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and the resolution of examinations by taxing authorities. The effective tax rates for the three and nine months ended September 30, 2008 were higher than the rates for the same periods in 2007 primarily due to the expiration of the federal research tax credit in 2008 and an increase in 2008 of non-deductible stock-based compensation expense, offset by the effect of non-U.S. operations. In addition, during the three months ended September 30, 2008, a change in forecasted profitability between U.S. and international jurisdictions resulted in a higher estimated annual tax rate as compared to the three months ended June 30, 2008.

Our total amount of unrecognized tax benefits as of September 30, 2008 is $703 million, of which $255 million is recorded in the financial statements in the deferred and other long-term tax liabilities, net line item of the condensed consolidated balance sheet. The total unrecognized tax benefits as of September 30, 2008 increased by $17 million from the balance as of December 31, 2007.

Our federal and California income tax returns for the years ended December 31, 2005 and 2006 are currently under examination by the Internal Revenue Service and the California Franchise Tax Board.

Earnings in Equity Interests.  Earnings in equity interests for the three and nine months ended September 30, 2008 were $28 million and $537 million, respectively, as compared to $37 million and $98 million for the same periods in 2007. Earnings in equity interests for the nine months ended September 30, 2008 included a $401 million net non-cash gain recorded in the first quarter of 2008 related to Alibaba Group Holding Limited’s (“Alibaba Group”) initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), net of tax. As of September 30, 2008, the fair value of our investment based on the quoted stock price of Alibaba.com was approximately

$52 million. In the third quarter of 2008, we recorded an impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of the investment to fair value.

See Note 4 — “Investments in Equity Interests” and Note 14 — “Income Taxes” in the Notes to the condensed consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries.  Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our condensed consolidated financial statements. Minority interests in operations of consolidated subsidiaries were ($2) and ($3) million for the three and nine months ended September 30, 2008, respectively, as compared to less than $1 million and $1 million, respectively, for the same periods in 2007. Minority interests recorded for the three and nine months ended September 30, 2008 and 2007 were related to our Yahoo! 7 joint venture arrangement.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides revenues and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources.

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2007	(*)	2008	(*)	Change	2007	(*)	2008	(*)	Change

Revenues by segment:
United States	$1,194,911	68%	$1,279,924	72%	7%	$3,414,182	66%	$3,851,857	71%	13%
International	572,595	32%	506,502	28%	(12)%	1,723,094	34%	1,550,256	29%	(10)%

Total revenues	$1,767,506	100%	$1,786,426	100%	1%	$5,137,276	100%	$5,402,113	100%	5%

(*)	Percent of total revenues.

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2007	2008	Change	2007	2008	Change

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$338,423	$291,406	(14)%	$1,042,278	$904,438	(13)%
International	127,886	118,972	(7)%	357,695	366,119	2%

Total segment operating income before depreciation, amortization, and stock-based compensation expense	466,309	410,378	(12)%	1,399,973	1,270,557	(9)%
Depreciation and amortization	(170,577)	(207,605)	22%	(481,472)	(598,473)	24%
Stock-based compensation expense	(145,540)	(132,599)	(9)%	(414,325)	(380,772)	(8)%

Income from operations	$150,192	$70,174	(53)%	$504,176	$291,312	(42)%

Revenues are attributed to individual countries according to the International online property that generated the revenues. No single foreign country accounted for more than 10 percent of revenues for the three and nine months ended September 30, 2008 or 2007, respectively.

United States.  U.S. revenues for the three and nine months ended September 30, 2008 increased $85 million, or 7 percent, and $438 million, or 13 percent, respectively, as compared to the same periods in 2007. Our year over year increases in revenues were a result of growth in advertising across the majority of U.S. Yahoo! Properties. For the three months ended September 30, 2008, revenues from our fee-based services remained flat. Fees revenues were impacted by the decrease in fee-paying users as our broadband relationships transitioned from being fee-paying user-based to an advertising revenue sharing model. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the three and nine months ended September 30, 2008 decreased $47 million, or 14 percent and $138 million, or 13 percent, respectively, as compared to the same periods in 2007. The decrease is primarily due to a pre-tax cash charge for severance pay expenses and related cash expenditures in connection with a strategic workforce realignment we implemented during the first quarter of 2008 in addition to incremental costs of $37 million and $73 million for the three and nine months ended September 30, 2008, respectively, for outside advisors related to Microsoft’s proposals to acquire all or a part of the Company, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense costs.

International.  International revenues for the three and nine months ended September 30, 2008 decreased $66 million, or 12 percent, and $173 million, or 10 percent, respectively, as compared to the same periods in 2007. Most of the International revenue decrease for the three and nine months ended September 30, 2008 are the result of the sale of Overture Japan to Yahoo! Japan. Previously, we earned search marketing revenues from advertisers and paid TAC to Yahoo! Japan. In the third quarter of 2007, we commenced a new commercial arrangement with Yahoo! Japan in which we provide advertising and search marketing services to Yahoo! Japan for a service fee. Under this new arrangement, we record marketing services revenues from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. International operating income before depreciation, amortization, and stock-based compensation expense for the three and nine months ended September 30, 2008 decreased by $9 million, or 7 percent, and increased by $8 million, or 2 percent, respectively, as compared to the same periods in 2007.

Our International income from operations has increased our exposure to foreign currency fluctuations. Revenues and related expenses generated by our International subsidiaries are generally denominated in the currencies of the local countries. Using the average foreign currency exchange rates for the three and nine months ended September 30, 2007, our International revenues for the three and nine months ended September 30, 2008 would have been lower than we reported by approximately $1 million and $48 million, respectively.

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

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

	As of	As of
	December 31,	September 30,
	2007	2008
	(In thousands)

Cash and cash equivalents	$1,513,930	$2,143,750
Short-term marketable debt securities	487,544	1,070,350
Long-term marketable debt securities	361,998	85,128

Total cash, cash equivalents, and marketable debt securities	$2,363,472	$3,299,228

Percentage of total assets	19%	24%

	Nine Months Ended September 30,
Cash Flow Highlights	2007	2008
	(In thousands)

Net cash provided by operating activities	$1,297,015	$1,559,234
Net cash used in investing activities	$(120,707)	$(1,072,542)
Net cash (used in) provided by financing activities	$(1,250,731)	$222,506

Our operating activities for the nine months ended September 30, 2008 generated adequate cash to meet our operating needs. As of September 30, 2008, we had cash, cash equivalents, and marketable debt securities totaling $3.3 billion, compared to $2.4 billion at December 31, 2007.

During the nine months ended September 30, 2008, we invested $79 million in direct stock repurchases and used $65 million for tax withholdings related to net share settlements of restricted stock awards and restricted stock units. Additionally, we invested $483 million in net capital expenditures and $209 million in acquisitions, net. The cash used for these investments was offset by $1.6 billion of cash generated from operating activities (including a $350 million one-time payment from AT&T Inc. recorded in long-term deferred revenue in the first quarter of 2008) and $331 million from the issuance of common stock as a result of the exercise of stock options. During the nine months ended September 30, 2007, we invested $1.4 billion in direct stock repurchases and $250 million in structured stock repurchases. Additionally, we invested $410 million in net capital expenditures and $356 million in acquisitions, net. The cash used for these investments was offset by $1.3 billion of cash generated from operating activities and $244 million of cash generated from the issuance of common stock as a result of the exercise of stock options.

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

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization, stock-based compensation expense, tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in the nine months ended September 30, 2008 mainly due to the net impact of non-cash adjustments to income. In the nine months ended September 30, 2008, operating cash flows were positively impacted by changes in working capital balances including a one-time payment from AT&T Inc., which was recorded in long-term deferred revenue during the first quarter of 2008.

Cash used in investing activities was primarily attributable to capital expenditures, purchases of intangible assets, as well as acquisitions including our strategic investments. In the nine months ended September 30, 2008, we invested $483 million in net capital expenditures, $67 million to purchase intangible assets, a net $209 million in acquisitions, and a net $8 million in other investing activities. In the nine months ended September 30, 2007, we invested $410 million in net capital expenditures, $75 million to purchase intangible assets, a net $356 million in acquisitions, and a net $30 million in other investing activities.

Cash used in financing activities is driven by our financing activities relating to stock repurchases and employee option exercises. During the nine months ended September 30, 2008, we used $79 million in the direct repurchase of 3.4 million shares of our common stock at an average price of $23.39 per share. In addition, $65 million was used for tax withholdings related to net share settlements of restricted stock awards and restricted stock units ($27 million of which relates to reacquired shares in treasury stock related to restricted stock awards). See Note 11 — “Stock Repurchase Programs” in the Notes to the condensed consolidated financial statements for additional information. Additionally, we had cash proceeds from employee option exercises of $331 million for the nine months ended September 30, 2008, as compared to $244 million for the same period in 2007.

During the nine months ended September 30, 2007, we used $1.4 billion in the direct purchase of 49.1 million shares of our common stock at an average price of $27.77 per share. During the third quarter of 2007, a $250 million structured stock repurchase transaction which was entered into in the first quarter of 2007 settled and matured. On the maturity date, we received 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share. In addition, we used $4 million for tax withholdings related to net share settlements of restricted stock awards and restricted stock units ($2 million of which relates to reacquired shares in treasury stock related to restricted stock awards).

Financing

During the nine months ended September 30, 2008, $750 million of Notes were converted into 36.6 million shares of Yahoo! common stock and less than $1 million of cash was paid out. See Note 9 — “Debt” in the Notes to the condensed consolidated financial statements for additional information.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $483 million for the nine months ended September 30, 2008, compared to $410 million in the same period in 2007. Our capital expenditures in 2008 are expected to be consistent with 2007 levels.

Contractual obligations and commitments

Leases.  We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2008 and 2027.

During the nine months ended September 30, 2008, we entered into an 11 year lease agreement for a data center in the western U.S. Of the total expected minimum lease commitment of $105 million, $21 million is classified as an operating lease for real estate and $84 million is classified as a capital lease for equipment. We have the option to renew this lease for up to an additional ten years.

A summary of lease commitments as of September 30, 2008 is as follows (in millions):

Gross Operating
Lease Commitments

Three months ending December 31, 2008	$38
Years ending December 31,
2009	149
2010	129
2011	107
2012	94
2013	84
Due after 5 years	301

Total gross lease commitments	$902

Capital Lease
Commitment

Three months ending December 31, 2008	$2
Years ending December 31,
2009	7
2010	7
2011	7
2012	7
2013	8
Due after 5 years	46

Gross lease commitment	$84

Less: interest	(42)

Net lease commitment	$42

Affiliate Commitments.  In connection with our contracts to provide sponsored search and/or display advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of September 30, 2008, these commitments totaled $434 million, of which $40 million will be payable in the remainder of 2008, $170 million will be payable in 2009, $163 million will be payable in 2010, and $61 million will be payable in 2011.

Intellectual Property Rights.  We are obligated to make certain payments under various intellectual property arrangements of up to $53 million through 2023.

Income Taxes.  As of September 30, 2008, the unrecognized tax benefits that resulted in an accrued liability amounted to $255 million and are classified as deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of September 30, 2008, the settlement period for our income tax liabilities cannot be determined. However, no significant liabilities are expected to become due within the next twelve months.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $2 million and $4 million decrease, in the fair value of our available-for-sale debt securities as of September 30, 2008 and December 31, 2007, respectively.

Foreign Currency Risk.  Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include British Pounds, Korean Won, Euros, Japanese Yen, Taiwan Dollars, Australian Dollars, and Canadian Dollars. The statements of income of our International operations are translated into U.S. Dollars at the average exchange rates in each applicable period. Using the average foreign currency exchange rates for the three and nine months ended September 30, 2007, our International revenues for the three and nine months ended September 30, 2008 would have been lower than we reported by approximately $1 million and $48 million, respectively. Our International segment operating income before depreciation, amortization, and stock-based compensation expense for the three and nine months ended September 30, 2008 would have been lower than we reported by $6 million and $26 million, respectively.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. Dollars in consolidation that leads to a translation gain or loss that is recorded in accumulated other comprehensive income as part of stockholders’ equity. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We had net foreign currency transaction losses of $14 million and $12 million for the three and nine months ended September 30, 2008, respectively, as compared to net foreign currency transaction gains of $7 million and $5 million for the three and nine months ended September 30, 2007, respectively.

Investment Risk.  We are exposed to investment risk as it relates to changes in the market value of our investments. We invest excess cash in marketable debt securities and strategic public equity investments.

The primary objective of our investments in marketable debt securities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2008 and 2007, net unrealized gains and losses on these investments were not material.

We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale or investment in equity interests. These investments may be subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of available-for-sale investments, which were not material as of September 30, 2008 and 2007. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these available-for-sale investments, the fair value of our equity investments would decrease by approximately $12 million as of September 30, 2008 and 2007, respectively. In the third quarter of 2008, we recorded an impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of our equity interest in Alibaba.com to fair value.

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

We face significant competition from large-scale Internet content, product, and service aggregators, principally Google, Microsoft, and AOL.

We face significant competition from companies, principally Google, Microsoft, and AOL, that have aggregated a variety of Internet products, services, technologies, and content in a manner similar to Yahoo!. Google’s Internet search service directly competes with us for Affiliate and advertiser arrangements, both of which are key to our business and operating results. Microsoft’s Internet search service also directly competes with us for Affiliate and advertiser arrangements with paid search, and may release features that may make Internet searching capabilities a more integrated part of its Windows operating system. Additionally, Google and Microsoft both offer many other services that directly compete with our services, including Internet advertising solutions, consumer e-mail services, desktop search, local search, instant messaging, photos, maps, video sharing, content channels, mobile applications, and shopping services. AOL has access to content from Time Warner’s movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; advertising offerings; and considerable resources for future growth and expansion. Some of the existing competitors and possible additional entrants may have greater operational, strategic, technological, financial, personnel, or other resources than we do, as well as greater brand recognition either overall or for certain products and services. We expect these competitors increasingly to use their financial and engineering resources to compete with us, individually and potentially in combination with each other. In certain of these cases, most notably AOL, our competition has a direct billing relationship with a greater number of their users through Internet access and other services than we have with our users through our premium services. This relationship may permit such competitors to be more effective than us in targeting services and advertisements to the specific preferences of their users thereby giving them a competitive advantage. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, publishers, ad networks, or developers, then our revenues and growth rates could decline.

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

We also compete for users, advertisers, ad networks, and publishers with many other providers of online services, including Internet advertising companies, destination Websites and social media and networking sites. Some of these competitors may have more expertise in a particular segment of the market, and within such segment, have longer operating histories, larger advertiser or user bases, and more brand recognition or technological features than we offer.

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

For the quarter ended September 30, 2008, 87 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

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

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing, may be terminated at any time by the advertiser or Yahoo!. Search marketing agreements often have payments dependent upon usage or click- through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. In addition, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term with respect to certain categories. The state of the global economy and availability of capital could impact the advertising spending patterns of existing and potential future advertisers. Any reduction in spending by, or loss of, existing or potential future advertisers would cause our revenues to decline, and any decreased collectability of accounts receivable would negatively impact our results of operations. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

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

Deterioration in general economic conditions has caused and could cause additional decreases or delays in advertising spending by our advertisers and could harm our ability to generate advertising revenues and our results of operations.

Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from advertising, the current deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending which could reduce our revenues or negatively impact our ability to grow our revenues. Further, any decreased collectability of accounts receivable could negatively impact our results of operations.

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

We may have exposure to additional tax liabilities which could result in a volatile quarterly tax expense.

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.

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

We create, own, and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets, and rights to certain domain names, which we believe are among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights. In addition, effective trademark, patent, copyright, and trade secret protection may not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property assets in a manner to maximize competitive advantages. Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees may take actions that could impair the value of our brand, our proprietary rights, or the reputation of our products and media properties. We are aware that third-parties have, from time to time, misused or exploited our brands without permission or copied significant content available on Yahoo! for use in competitive Internet services. Protection of the distinctive elements of Yahoo! may not be available under copyright law or trademark law. If we are unable to protect our proprietary rights from unauthorized use, the value of our brand image and our intellectual property assets may be reduced. Any impairment of our brand could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

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

In addition to patent claims, third-parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition or violations of privacy rights or failure to maintain confidentiality of user data. In addition, third-parties have made, and may continue to make, trademark infringement and related claims against us over the display of search results triggered by search terms that include trademark terms. Currently, we are engaged in lawsuits regarding such trademark issues.

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

As one of the most highly trafficked Websites on the Internet, Yahoo! delivers a growing number of products, services, and Page Views to an increasing number of users around the world. In addition, the products and services offered by Yahoo! have expanded and changed significantly and are expected to continue to expand and change rapidly in the future to accommodate new technologies and Internet advertising solutions and new means of content delivery, such as rich media, audio, video, and mobile. Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our products and services to evolving industry standards, and to improve the performance and reliability of our products, services and Internet advertising solutions. Rapid increases in the levels or types of use of our online properties and services could result in delays or interruptions in our service.

Widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex. In the future, we may make changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause users, advertisers, ad networks, publishers, and Affiliates to experience delays or interruptions in our service. These changes, delays, or interruptions in our service may cause users, advertisers, and Affiliates to become dissatisfied with our service and move to competing providers of online services or to threaten or engage in litigation. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store, and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures and infrastructure to accommodate increased traffic, to store user data, and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations, and financial condition.

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

Technologies have been developed and are likely to continue to be developed that can block the display of our advertisements or our search marketing listings. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of advertisements or our search marketing listings on Web pages. As a result, advertisement-blocking technology could reduce the number and relevancy of advertisements and search results that we are able to deliver and, in turn, our advertising revenues and operating results.

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

We may be required to record a significant charge to earnings if our long-lived assets, including goodwill, amortizable intangible assets, available for sale securities, or investments in equity interests become impaired.

We are required under GAAP to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a sustained decline in our stock price and market capitalization, and slower growth rates in our industry. Factors that may be considered a change in circumstances indicating that the carrying value of an investment in equity interest may not be recoverable include a decline in the stock price of an equity investee that is a public company or a decline in the operating performance of an equity investee if a private company. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our long-lived assets, including goodwill, amortizable intangible assets, available for sale securities, or investments in equity interests is determined. Doing so would adversely impact our results of operations.

Potential continuing uncertainty resulting from proposals to acquire all or part of Yahoo! and related matters may adversely affect our business.

On January 31, 2008, we received an unsolicited proposal from Microsoft to acquire all of the outstanding shares of common stock of the Company. On February 11, 2008, our Board of Directors announced that, after carefully reviewing the proposal, it unanimously concluded that the proposal was not in the best interests of Yahoo! and our stockholders. On May 3, 2008, Microsoft withdrew its proposal to acquire the Company. Subsequently, Microsoft made other proposals which included acquiring only the Company’s search business, and which our Board determined were not in the best interests of Yahoo! and our stockholders. The review and consideration of the various Microsoft proposals and related matters required the expenditure of significant time and resources by us. There can be no assurance that Microsoft or another person will not in the future make proposals, or take other actions, which may create continuing uncertainty for our employees, publishers, advertisers and other business partners. This continuing uncertainty could negatively impact our business. Additionally, we and members of our Board of Directors have been named in a number of purported stockholder class action complaints relating to the Microsoft proposals as more fully described in Note 12 — “Commitments and Contingencies” to our condensed consolidated financial statements. These lawsuits or any future lawsuits may become time consuming and expensive. These matters, alone or in combination, may harm our business.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended September 30, 2008, the closing sale prices of our common stock on the Nasdaq Global Select Market ranged from $16.88 to $24.64 per share and the closing sale price on October 31, 2008 was $12.82 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba Group Holding Limited; and news reports relating to trends in our markets or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock-based awards. A sustained decline in our stock price and market capitalization could lead to an impairment charge of our long-lived assets.

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

On August 1, 2008, the Company held its Annual Meeting of Stockholders (the “Meeting”). After the Meeting, the Company reported the following voting results for the election of directors, which were certified by Corporate Election Services, the inspector of elections for the Meeting:

Director	Shares For	% For	Shares Withheld	% Withheld

Roy J. Bostock	832,023,657	79.5%	214,071,927	20.5%
Ronald W. Burkle	849,373,291	81.2%	196,722,293	18.8%
Eric Hippeau	948,862,579	90.7%	97,233,005	9.3%
Vyomesh Joshi	971,594,650	92.9%	74,500,934	7.1%
Arthur H. Kern	814,871,925	77.9%	231,223,659	22.1%
Robert A. Kotick	967,044,818	92.4%	79,050,766	7.6%
Mary Agnes Wilderotter	964,939,727	92.2%	81,155,857	7.8%
Gary L. Wilson	856,006,576	81.8%	190,089,008	18.2%
Jerry Yang	893,055,602	85.4%	153,039,982	14.6%

On August 5, 2008, Broadridge Financial Solutions, Inc. notified Corporate Election Services of errors made by Broadridge in reporting the votes for directors at the Meeting. These errors did not affect the outcome of the election of directors. The following table reflects the corrected Broadridge numbers:

Director	Shares For	% For	Shares Withheld	% Withheld

Roy J. Bostock	632,023,657	60.4%	414,071,927	39.6%
Ronald W. Burkle	649,373,291	62.1%	396,722,293	37.9%
Eric Hippeau	948,862,579	90.7%	97,233,005	9.3%
Vyomesh Joshi	971,594,650	92.9%	74,500,934	7.1%
Arthur H. Kern	714,871,925	68.3%	331,223,659	31.7%
Robert A. Kotick	967,044,818	92.4%	79,050,766	7.6%
Mary Agnes Wilderotter	964,939,727	92.2%	81,155,857	7.8%
Gary L. Wilson	756,006,576	72.3%	290,089,008	27.7%
Jerry Yang	693,055,602	66.3%	353,039,982	33.7%

No errors were reported with respect to the other proposals presented at the Meeting.

At the Meeting, the stockholders also acted on the following matters:

The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008 (with 1,021,286,375 shares voting for, 9,952,603 against, and 14,856,606 abstaining).

The stockholders voted against the stockholder proposal regarding pay-for-superior-performance (with 339,808,082 shares voting for, 681,650,539 shares against and 24,636,963 shares abstaining).

The stockholders voted against the stockholder proposal regarding Internet censorship (with 54,531,125 shares voting for, 889,546,203 shares voting against and 102,018,256 shares abstaining).

The stockholders voted against the stockholder proposal regarding board committee on human rights (with 41,874,370 shares voting for, 932,055,232 shares voting against and 72,165,982 shares abstaining).

Information regarding the settlement of a proxy contest initiated by certain stockholders with respect to the election of directors at the Meeting is included in a supplement to the Company’s proxy statement for the Meeting, which was filed with the SEC and furnished to stockholders beginning on July 28, 2008.

Item 5.	Other Information

2009 Annual Meeting of Stockholders

We currently expect to hold our 2009 annual meeting of stockholders on June 25, 2009.

In our proxy statement relating to our 2008 annual meeting of stockholders, we disclosed the deadlines by which stockholders must notify us of any proposals to be included in the proxy materials distributed by us for our 2009 annual meeting of stockholders. Because the expected meeting date for our 2009 annual meeting of stockholders represents a change of more than 30 days from the anniversary of our 2008 annual meeting of stockholders held on August 1, 2008, any stockholder proposal that is submitted for inclusion in the proxy materials to be distributed by us for our 2009 annual meeting of stockholders pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 (the “Exchange Act”) must be received by us at our principal executive offices a reasonable time before we begin to print and mail our proxy materials. We have set the date for receipt of such proposals as the close of business on January 5, 2009. Proposals should be sent to Yahoo!’s Corporate Secretary at 701 First Avenue, Sunnyvale, California 94089 and must also comply with Rule 14a-8 under the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: November 7, 2008	By: /s/ BLAKE JORGENSEN Blake Jorgensen Chief Financial Officer (Principal Financial Officer)

Dated: November 7, 2008	By: /s/ MICHAEL MURRAY Michael Murray Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

The following exhibits are included, or incorporated by reference, in this Report (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)
3.2		Amended and Restated Bylaws of Registrant (Filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 and incorporated herein by reference.)
4.1		Form of Senior Indenture (Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-46458, filed September 22, 2000 [the September 22, 2000 Form S-3] and incorporated herein by reference.)
4.2		Form of Subordinated Indenture (Filed as Exhibit 4.2 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.3	**	Form of Senior Note.
4.4	**	Form of Subordinated Note.
4.5	**	Form of Certificate of Designation for Preferred Stock (together with Preferred Stock certificate.)
4.6		Form of Deposit Agreement (together with Depository Receipt) (Filed as Exhibit 4.6 to the September 22, 2000 Form S-3 and incorporated herein by reference.)
4.7	**	Form of Warrant Agreement (together with Form of Warrant Certificate.)
4.8		Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005, and incorporated herein by reference.)
31.1	*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.
31.2	*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.
32	*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2008.

*	Filed herewith.

**	To be filed by a report on Form 8-K pursuant to Item 601 of Regulation S-K or, where applicable, incorporated herein by reference from a subsequent filing in accordance with Section 305(b)(2) of the Trust Indenture Act of 1939.