Form 10-K
period 2008-12-31
YAHOO INC
filed 2009-02-27
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market, was $22,361,337,406. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 13, 2009 was 1,394,201,105.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2009 Annual Meeting of Stockholders—Part III Items 10, 11, 12, 13 and 14.

YAHOO! INC.

Form 10-K

Fiscal Year Ended December 31, 2008

EXHIBIT 10.2(F)	EXHIBIT 10.17(F)
EXHIBIT 10.2(G)	EXHIBIT 10.17(G)
EXHIBIT 10.2(H)	EXHIBIT 10.17(H)
EXHIBIT 10.2(I)	EXHIBIT 10.18
EXHIBIT 10.13	EXHIBIT 21.1
EXHIBIT 10.15	EXHIBIT 23.1
EXHIBIT 10.17(B)	EXHIBIT 31.1
EXHIBIT 10.17(C)	EXHIBIT 31.2
EXHIBIT 10.17(D)	EXHIBIT 32
EXHIBIT 10.17(E)

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, Y!, del.icio.us, Flickr, HotJobs, Bix, Geocities, Jumpcut, Launch, Musicmatch, Overture, and their respective logos. All other names are trademarks and/or registered trademarks of their respective owners.

Part I

Item 1.	Business

OVERVIEW

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “our,” “we,” or “us”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo! is focused on powering its communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. Together with our owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), we also provide our advertising offerings and access to Internet users beyond Yahoo! through our distribution network of third-party entities (“Affiliates”), who have integrated our advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services we provide to our users are free, we do charge fees for a range of premium services.

The core of our strategy and operations is to become the starting point for Internet users; to provide must buy marketing solutions for the world’s largest advertisers; and to deliver industry-leading open platforms that attract developers and publishers.

We provide several key starting points where Internet users start their daily online activity, through such services as the Yahoo! Home Page; Search; and Mail; and through our mobile solutions, such as Yahoo! Go. We are focused on expanding our communities of users and deepening their engagement on Yahoo! Properties by offering compelling Internet services and effectively integrating search, community, personalization, and content to create a powerful user experience. We believe that expanding our communities of users will enhance the value of our users to advertisers and lead to increased spending by advertisers on our Owned and Operated sites and Affiliate sites.

We provide a range of marketing services that make it easier and more effective for advertisers and marketers to reach and connect with users who visit Yahoo! Properties and our Affiliate sites. We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

We attract developers and publishers with an array of innovative and easily accessible Web services, technical resources, tools, and channels enabling them to easily create innovative applications and consumer experiences through the Yahoo! Open Strategy (“Y!OS”).

Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. We were incorporated in 1995 and are a Delaware corporation. We are headquartered in Sunnyvale, California, and have offices in more than 25 countries, provinces, or territories in which Yahoo! conducts business by offering products or services to local audiences.

Management and Board of Directors Changes

Following our annual meeting and election of directors on August 1, 2008, Robert Kotick resigned from our Board of Directors (our “Board”) and Carl Icahn was appointed to our Board to fill the vacancy. In addition, on August 14, 2008, our Board was expanded from 9 to 11 directors and Frank Biondi, Jr. and John Chapple were appointed as directors.

On January 13, 2009, we announced that Jerry Yang had stepped down as our Chief Executive Officer (“CEO”) and returned to his former role as Chief Yahoo and that Carol Bartz had been appointed as our new CEO. Mr. Yang continues to serve on our Board, and on January 13, 2009, our Board was expanded from 11 to 12 directors and Ms. Bartz was appointed as a director. On January 13, 2009, we announced that Sue Decker indicated she would resign after a transition period. Ms. Decker’s date of resignation will be April 1, 2009. On February 26, 2009, we announced that Blake Jorgensen, Chief Financial Officer of the Company, will be leaving the Company. The Company has initiated a search for a new Chief Financial Officer. Mr. Jorgensen will remain with the Company as its Chief Financial Officer through a transition period.

2008 HIGHLIGHTS

Following are some of our key accomplishments during 2008 directed at furthering our strategic objectives:

Users—Engagement and Offerings

•	Launched the next-generation of Yahoo! Mail, unifying email, instant messaging (“IM”) and mobile text messaging (“SMS”).

•

Expanded the availability of Yahoo! Search Assist, our patented search assistance technology that provides real-time search suggestions and related concepts to help users get relevant results faster and easier.

•

Launched mobile offerings, including Yahoo! oneSearch 2.0, a new version of our mobile search service, Yahoo! Go 3.0, a new version of our mobile all-in-one application, and Yahoo! oneConnect, which aggregates communications tools such as address book and email on the iPhone.

Advertisers—Marketing Services

•	Launched APT from Yahoo!, our new display advertising platform designed to simplify the process of buying and selling advertisements online.

•	Expanded and introduced improvements to our search marketing system, including completing the global roll-out of the system.

•	Continued the expansion of our Newspaper Consortium by adding 11 new media holding companies, increasing the number of newspapers in the Consortium to a total of nearly 800 participating newspapers.

Open Platforms

•	Launched Y!OS, platforms designed to open Yahoo! to third party developers and publishers and create innovative applications and user experiences that will run across the Yahoo! network and beyond.

•

Launched the Yahoo! Application Platform (“Y!AP”), a framework for building web applications that third-party developers can use to create innovative applications and user experiences that will run across the Yahoo! network and beyond.

•	Introduced a new open Web services platform, Build your Own Search Service or Yahoo! Search BOSS, that provides third party developers access to Yahoo! Search infrastructure and technology.

•	Introduced SearchMonkey, an open platform enabling publishers and developers to customize Yahoo! Search to provide richer, more relevant, and targeted search results for users.

We expect to continue to acquire or make investments in companies, products, services, and technologies in the future. See Note 3—“Acquisitions” of the Notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions.

USER OFFERINGS

Our offerings to users on Yahoo! Properties currently fall into six categories: Front Doors, Communities, Search, Communications, Audience, and Connected Life.

Front Doors

Our Front Doors offerings include Yahoo! Front Page, My Yahoo!, and Yahoo! Toolbar. These offerings are generally provided to users free of charge. We generate revenues from our Front Doors offerings primarily from display advertising.

Yahoo! Front Page (www.yahoo.com) is a navigation hub and starting point into Yahoo! Properties where users have the ability to perform a Web search, read the latest news, and find links to other Yahoo! Websites.

My Yahoo! is a personalized start page that delivers registered users information of personal interest via a user-customized interface.

Yahoo! Toolbar is a Web browser add-on that enables users to conveniently access Yahoo! Properties from anywhere on the Web.

Communities

Our Communities offerings, including Yahoo! Groups, Yahoo! Answers, and Flickr, enable users to organize into groups and share knowledge and photos. These offerings are generally provided to users free of charge. We generate revenues from our Communities offerings primarily through display advertising.

Yahoo! Groups provides members with shared access to information such as message archives, photo albums, event calendars, and polls.

Yahoo! Answers is a service where anyone can ask and answer questions on any topic.

Flickr is an online photo management and sharing service that makes it easy for people to upload, store, organize, and share their photos. In addition to the basic service, Flickr offers a fee-based service with unlimited storage, uploads, and an advertising-free browsing and sharing interface.

Search

Our Search offerings include Yahoo! Search, Yahoo! Local, Yahoo! Yellow Pages and Yahoo! Maps and are available free to users and are often the starting point for our users navigating the Internet and searching for information. We generate revenues through our Search offerings from search and display advertising.

Yahoo! Search, our proprietary search technology, provides users with a free search capability with search results ranked and sorted based on relevance to the users’ search query. Pages on the Internet are ranked according to their relevance to a particular query by analyzing document features, including text, title and description accuracy, source, associated links, and other unique document characteristics. Sponsored search results are a subset of the overall search results and provide links to paying advertisers’ Web pages.

Yahoo! Local is a stand-alone local search offering, which helps users find local business listings and related content such as recommendations, user reviews, merchant photos, and maps.

Yahoo! Maps provides interactive maps with zooming, real-time traffic conditions, and accident reports, together with integrated driving directions.

Communications

Our Communications offerings include Yahoo! Mail, Zimbra Mail, and Yahoo! Messenger and provide a wide range of communication services to users and small businesses across a variety of devices and through our broadband Internet access partners. We offer some services free of charge to our users and also provide some of our services on a fee or subscription basis. We generate display advertising revenues from these offerings.

Yahoo! Mail provides users with a full-featured e-mail functionality and experience. In addition to our free e-mail service, for a subscription fee, we offer Yahoo! Mail Plus, a premium mail service providing features such as a display-ad-free interface.

Zimbra Mail is a messaging and collaboration application for educational institutions, small to large businesses, internet service providers, and government agencies.

Yahoo! Messenger instant messaging (“IM”) service provides an interactive and personalized way for people to connect and share experiences on a real-time basis.

Audience

Our Audience offerings include some of the most visited destinations on the Web, such as Yahoo! News, Yahoo! Finance, and Yahoo! Sports, along with many additional category leading properties. We generate revenues from our audience offerings from display advertising and fee-based services.

Yahoo! News aggregates stories from major news agencies. Users receive free up-to-the-minute news coverage with video, text, photos, and audio content.

Yahoo! Finance provides a comprehensive set of financial data, information, and tools that help users make informed financial decisions. The content is mainly provided through relationships with a number of third party providers. Some of these providers pay a fee when a user is referred from Yahoo! Finance to their websites. Some financial content, such as analyst research reports, is also available to users for a fee.

Yahoo! Sports offers free and fee-based fantasy games, up-to-the-minute news, real-time statistics, scores and game updates, broadcast programming, integrated shopping, and an online sports community.

In addition, we offer Yahoo! Autos, Yahoo! Food, Yahoo! Games, Yahoo! Health, Yahoo! Kids, Yahoo! Movies, Yahoo! Music, Yahoo! Personals, Yahoo! Real Estate, Shine, Yahoo! Shopping, Yahoo! Tech, Yahoo! Travel, Yahoo! TV, and omg!.

Connected Life

Our Connected Life business includes Yahoo! Mobile and Yahoo! Connected TV. Connected Life offers services designed to provide users with easy access to the open Internet and their Yahoo! content and communities across a variety of Internet-enabled devices including mobile devices and television.

Yahoo! Mobile is focused on creating experiences specifically built for the mobile environment, building open mobile platforms, and driving mobile advertising opportunities. We offer advertising solutions in 23 territories across North America, Latin America, Europe, and Asia. We generate revenues from Yahoo! Mobile by selling traditional display and search advertising on the mobile phone. Additionally, Yahoo! Mobile also generates fees revenues by distributing its services through mobile operators and device manufacturers.

OFFERINGS AND SERVICES TO ADVERTISERS AND PUBLISHERS

We seek to provide the most efficient and effective marketing services for advertisers and publishers. Advertisers are increasing their use of online media as individuals shift their media consumption away from traditional television and print media towards the Internet. We offer Internet marketing solutions that enable users to interact with our advertisers’ brands as well as provide valuable insights to our advertisers and publishers about their customer base. We offer a suite of targeted marketing services for our advertisers and publishers, which includes brand building to increase consumer awareness, direct marketing, lead generation, and commerce services. Our offerings enable marketers to display their advertisements in different formats and in different locations on Yahoo! Properties and on our Affiliate sites and to optimize their performance against their marketing objectives.

In addition, we offer a broad range of tools for online display advertising, including rich media, video, and targeting. Our knowledge of our audience enables advertisers and publishers to reach their desired communities by placing contextually relevant advertising on both our Owned and Operated sites and the sites of our Affiliates.

In late 2008, we launched APT from Yahoo!, our new display advertising platform designed to simplify the process of buying and selling advertisements online by providing an integrated, web-based solution that will ultimately facilitate cross-selling across a large open network of publishers and advertisers, enabling advertisers to better target audiences and publishers to better monetize their content. APT from Yahoo! is being rolled out in phases. We commenced the rollout of APT from Yahoo! to select members of the Newspaper Consortium in 2008. We plan to continue our rollout in phases.

We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. The majority of our marketing services revenue is from sales of search and display advertising.

OTHER OFFERINGS AND SERVICES

In addition to offering marketing services to advertisers and publishers, we also provide the following services:

Yahoo! HotJobs provides comprehensive solutions for employers, staffing firms, and job seekers. We generate revenues from Yahoo! HotJobs through employers and staffing firms that pay to access our database of job seekers and use our tools to post, track, and manage job openings.

Yahoo! Small Business provides a comprehensive and integrated suite of fee-based online services including Yahoo! Domains, Yahoo! Web Hosting, Yahoo! Business Mail, and our e-commerce platform called Yahoo! Merchant Solutions. We generate revenues from Yahoo! Small Business primarily through user subscription fees.

OPEN PLATFORMS

We introduced the Y!OS platform, an initiative designed to make the Yahoo! experience more social for our users, open Yahoo! to third party developers and publishers, drive rapid innovation in the user experience, and position Yahoo! as a key platform for the rest of the Web. In 2008, we began execution of our Y!OS strategy by launching version 1.0 of the Y!OS platform. Key milestones included introductions of the following:

Yahoo! Mail, the next-generation of Yahoo! Mail that provides richer communications by bringing together communications channels (email, IM, SMS) and social interactions into Yahoo! Mail’s inbox, a starting point for Web users.

Y!AP, an application platform that third-party developers can use to create innovative applications and consumer experiences that will run across the Yahoo! network and beyond.

Yahoo! Search BOSS, an open search web services platform that enables developers, start-ups, and large Internet companies to build web-scale search products by utilizing the entire Yahoo! Search index.

GLOBAL BUSINESS

We measure our business geographically based on two segments: the United States and International. Additional information required by this item is incorporated herein by reference to Note 14—“Segments” of the Notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

We provide services in more than 30 languages and in more than 30 countries, regions, and territories, including localized versions of Yahoo! in Argentina, Australia, Brazil, Canada, Chile, China, Columbia, France, Germany, Greece, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Korea, Malaysia, Mexico, Netherlands, New Zealand, Peru, Philippines, Russia, Scandinavia (Denmark, Norway, Sweden), Singapore, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, the United States, Venezuela, and Vietnam.

Outside of native English speaking countries, we provide some of our most popular user services through Yahoo! Asia (our English language portal to Southeast Asia), Yahoo! Chinese (United States Chinese language site), Yahoo! Canada en Français (French Canadian site), and Yahoo! en Català (part of Yahoo! Spain’s Catalan language offerings).

We own our international operations (except in Australia, New Zealand, China, and Japan where we have joint ventures and/or minority interests). We support these businesses through a network of offices worldwide.

Revenues are primarily attributed to individual countries according to the international online property that generated the revenues.

Information regarding risks involving our international operations is included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

SALES

We maintain three primary channels for selling our marketing services: direct, online, and telesales. Our direct advertising sales team focuses on selling our display and search marketing services and solutions to leading advertising agencies and marketers in the U.S. Our online channel operates and is fulfilled by a self-service program that enables advertisers to place targeted text-based links to their Websites on Yahoo! Properties as well as on our Affiliate sites. Our telesales channel focuses on sales of marketing services to small-and medium-sized businesses.

We employ sales professionals in locations across the U.S., including Atlanta, Boston, Chicago, Dallas, Detroit, Hillsboro, Los Angeles, Miami, New York, San Francisco, and Sunnyvale. In the international markets, we have either our own internal sales professionals or we have established sales agency relationships in 50 countries.

No individual customer represented more than 10 percent of our revenues in 2006, 2007, or 2008.

Internet usage is subject to seasonal fluctuations, typically declining during customary summer vacation periods and most active during the fourth quarter holiday period due to increased online retail activity. This seasonality has affected and we expect will continue to affect our business and quarterly sequential revenue growth rates.

MARKETING

The Yahoo! brand is one of the most widely recognized in the world. Maintaining and growing that brand enables us to attract, retain, and more deeply engage users, advertisers, publishers, and developers. We believe a great brand begins with great products, services, and content. Our marketing teams engage in each step of product and services development, deployment, and management and content design to understand our offerings and how best to market them to our communities of potential and existing users. Our marketing communications’ efforts help accelerate product momentum, awareness, adoption, and engagement. We use online, television, print, radio, and outdoor advertising, and we leverage our global online network and our distribution partnerships to market our products and services to the right people at the right time. With continued investment in global brand and product marketing, we believe we can continue to attract and engage users, advertisers, publishers, and developers.

COMPETITION

We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition. Our most significant competition is from Google Inc. (“Google”), Microsoft Corporation (“Microsoft”), and Time Warner Inc.’s America Online business (“AOL” or “America Online”), which each offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. We compete with these and other companies, including social networking sites, such as Facebook, Inc. and MySpace.com, for users, advertisers, publishers, and developers. We also compete with these companies to obtain agreements with software publishers, Internet access providers, mobile carriers, device manufacturers and others to promote or distribute our services to their users. We compete with advertising networks, such as Google AdSense, America Online’s Ad.com, as well as traditional media companies for a share of advertiser’s marketing budgets.

The principal competitive factors relating to attracting and retaining users include the usefulness, accessibility, integration, and personalization of the online services that we offer, the quality and relevance of our search results, and the overall user experience on Yahoo! Properties. The principal competitive factors relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. “Reach” is the audience and/or demographic that can be accessed through the Yahoo! network. “Effectiveness” for advertisers is delivering against advertisers’ targets, measuring those achievements against those targets and optimizing for these across the Yahoo! network. “Effectiveness” for publishers is our advertising technology platforms and the monetization we are able to offer through our marketing services. “Efficiency” is simplifying the buying and reporting process across our entire network of Yahoo! Properties and Affiliate sites for our advertisers and publishers.

In international markets, we also compete with local portals that are predominantly supported by local telecommunication providers or local providers of specific locally designed and marketed Internet services, some of which may have a potential competitive advantage due to an existing direct billing relationship with their users.

Additional information regarding competition is included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

PRODUCT DEVELOPMENT

Yahoo! continually enhances, expands, and launches products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience.

Most of our software products and features are developed internally. However, we purchase technology and license intellectual property rights when the opportunity is strategically aligned, operationally compatible, and economically advantageous. We believe that Yahoo! is not materially dependent upon licenses and other agreements with third parties relating to product development.

In 2008, we also formed Yahoo! Labs, an umbrella organization that includes our industry-leading Yahoo! Research group, a new Applied Sciences group and its Academic Relations team, which has spearheaded key relationships with some of the world’s most influential universities and institutions. Yahoo! Labs is designed to foster the long-term scientific competitiveness of Yahoo! as a world leader on the Internet through cutting-edge, multi-disciplinary research in a variety of fields, including economic theory, computer science, artificial intelligence, and various social sciences.

Our engineering and production teams are primarily located in our Sunnyvale, California headquarters and in Bangalore, India and Burbank, California. Product development expenses for 2006, 2007, and 2008 totaled approximately $833 million, $1,084 million, and $1,222 million, respectively, which included stock-based compensation expense of $145 million, $218 million, and $178 million, respectively.

INTELLECTUAL PROPERTY

We create, own, and maintain a wide array of intellectual property assets that we believe are among our most valuable assets. Our intellectual property assets include patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark and other laws of the U.S. and other countries, and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and non-disclosure agreements with third parties with whom we conduct business in order to secure our proprietary rights and additionally limit access to, and disclosure of, our proprietary information. We consider the Yahoo! trademark and our many related trademarks to be among our most valuable assets and we have registered these trademarks in the U.S. and other countries throughout the world and aggressively seek to protect them. We have licensed in the past, and expect that we may license in the future, certain of our proprietary rights, such as trademark, patent, copyright, and trade secret rights to third parties. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2008, we had approximately 13,600 full-time employees, after giving effect to our workforce reduction implemented in the fourth quarter of 2008 (see “Management’s Discussion and Analysis—Cost Reduction Initiatives” included in Part II, Item 7 of this Annual Report on Form 10-K). Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

We face significant competition for users, advertisers, publishers and distributors, principally from Google, Microsoft, and AOL.

We face significant competition from Google, Microsoft, and AOL, which each offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. Among other areas, we compete against these companies:

•	to attract and retain users;

•	to attract advertisers;

•	to attract third-party Website publishers to participate in our Affiliate network; and

•	to obtain agreements with software publishers, internet access providers, mobile carriers, device manufacturers and others to promote or distribute our services to their users.

Google, Microsoft and AOL offer products and services that directly compete for users with our offerings, including consumer e-mail, desktop search, local search, instant messaging, photos, maps, video sharing, content channels, mobile applications, and shopping services.

We also compete with traditional media companies to attract advertising dollars, both domestically and internationally. Currently many advertisers direct a portion, but only a portion, of their advertising budgets to Internet advertising. In response, traditional media companies are increasingly expanding their content offerings onto the Web and thus are competing not only to keep offline advertising dollars but also for a share of online advertising dollars. We further compete for users, advertisers and developers with the wide variety of other providers of online services, including social media and networking sites like Facebook and MySpace.com. In recent years, social networks and social media sites have attracted an increased share of users’ online time.

Some of our existing competitors and possible additional entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. For example AOL, as a subsidiary of Time Warner Inc., may have access to content from Time Warner’s movie, television, music, book, periodical, news, sports, and other media holdings; access to a network of cable and other broadband users and delivery technologies; and advertising offerings. In addition, Google and Microsoft have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions and research and development.

If our competitors are more successful than we are in developing compelling products or attracting and retaining users, advertisers, publishers, developers, or distributors, our revenues and growth rates could decline. In addition, competitors may consolidate with each other and new competitors may enter the market.

The majority of our revenues are derived from marketing services, and the reduction in spending by or loss of current or potential advertisers would cause our revenues and operating results to decline.

For the year ended December 31, 2008, 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenues depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	attracting more advertisers to our user base;

•	broadening our relationships with advertisers to small-and medium-sized businesses;

•	the successful implementation and acceptance of our advertising exchange by advertisers, website publishers, and online advertising networks;

•	the successful implementation, acceptance and ongoing improvement of our new advertising management platform, APT from Yahoo!;

•	the successful implementation, acceptance and improvement of our search technologies;

•	maintaining and expanding our Affiliate program for search and display marketing services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing agreements, may be terminated at any time by the advertiser or Yahoo!. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. In addition, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term in some categories. The state of the global economy and availability of capital has and could further impact the advertising spending patterns of existing and potential future advertisers. Any reduction in spending by, or loss of, existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

Deterioration in general economic conditions has caused and could cause additional decreases or delays in marketing services spending by our advertisers and could harm our ability to generate marketing services revenues and our results of operations.

Marketing services expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from marketing services, the current deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending and is likely to reduce our marketing services revenues and negatively impact our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements due to the current deterioration in economic conditions could negatively impact our results of operations.

If our cost reduction initiatives do not yield anticipated benefits or if we do not manage our operating expenses effectively, our profitability might decline.

We have implemented cost reduction initiatives designed to better align our operating expenses with our revenues, including reducing our headcount, outsourcing some administrative functions, consolidating space and terminating leases or entering into subleases. We plan to continue to implement these initiatives and to manage costs to better and more efficiently manage our business. Our cost reduction initiatives, however, might not yield the anticipated benefits. Our operating expenses might also increase, from their reduced levels, as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo! brand, fund product development, and acquire and integrate complementary businesses and technologies. In addition, deteriorating economic conditions or other factors could cause our business to contract requiring us to implement additional cost cutting measures. If we do not recognize the anticipated benefits of our cost reduction initiatives, our expenses increase at a greater pace than our revenues, or we fail to implement additional cost cutting if required in a timely manner, our profitability will decline.

If we are unable to provide innovative search technologies and other services that generate significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

We deploy our own Internet search technology to provide search results on our network. Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We must continually invest in improving our users’ experience, including search relevance, speed, and services responsive to users’ needs and preferences, to continue to attract, retain, and expand our user base. If we are unable to provide innovative search technologies and other services which generate significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

We rely on the value of our brands, and a failure to maintain or enhance the Yahoo! brands in a cost-effective manner could harm our operating results.

We believe that maintaining and enhancing our brands, including those that contain the Yahoo! name as well as those that do not, is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we anticipate spending increasing amounts of money on, and devoting greater resources to, advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brands. Our brands may be negatively impacted by a number of factors, including among other issues: service outages; product malfunctions; data privacy and security issues; exploitation of our trademarks by others without permission; and poor presentation or integration of our search marketing listings by Affiliates on their sites or in their software and services.

Further, while we attempt to ensure that the quality of our brand is maintained by our licensees, our licensees might take actions that could impair the value of our brand, our proprietary rights, or the reputation of our products and media properties. If we are unable to maintain or enhance customer awareness of, and trust in, our brands in a cost-effective manner, or if we incur excessive expenses in these efforts, our business, operating results and financial condition could be harmed.

Our intellectual property rights are valuable, and any failure or inability to sufficiently protect them could harm our business and our operating results.

We create, own, and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets, and rights to certain domain names, which we believe are among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of Yahoo! might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. Further, given the costs of obtaining patent protection, we might choose not to protect (or not to protect in some jurisdictions) certain innovations that later turn out to be important. There is also a risk that the scope of protection under our patents may not be sufficient in some cases or that existing patents may be deemed invalid or unenforceable.

With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets.

If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We are, and may in the future be, subject to intellectual property infringement or other third-party claims, which are costly to defend, could result in significant damage awards, and could limit our ability to provide certain content or use certain technologies in the future.

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

In addition to patent claims, third-parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition. In addition, third-parties have made, and may continue to make, trademark infringement and related claims against us over the display of search results triggered by search terms that include trademark terms. Currently, we are engaged in lawsuits regarding such trademark issues.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights, or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using such rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers or Affiliates require us to indemnify them for some types of third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brand and negatively impact our operating results.

We are subject to U.S. and foreign government regulation of Internet, mobile, and voice over internet protocol, or VOIP, products and services which could subject us to claims, judgments, and remedies including monetary liabilities and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet, mobile, and VOIP services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failure on our part to comply with these regulations may subject us to significant liabilities.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. We have posted on our and many of our Affiliates’ Websites our own privacy policies and practices concerning the collection, use, and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning data privacy and retention issues which could adversely impact our business. The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current data protection policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

We may be subject to legal liability for online services.

We host a wide variety of services and technology products that enable individuals and businesses to exchange information, generate content, advertise products and services, conduct business, and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of these online services and products for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links or that may be posted online or generated by our users. In addition, Yahoo! has been and may again in the future be subject to domestic or international actions alleging that the availability of certain content within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources and may require us to change our business in a manner adverse to our business.

We arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content, such as stock quotes and trading information, under the Yahoo! brand or via distribution on Yahoo! Properties. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While our agreements with respect to these products, services, and content, often provide that we will be indemnified against such liabilities, the ability to receive such indemnification depends on the financial resources of the other party to the agreement and any amounts received might not be adequate to cover our liabilities or the costs associated with defense of such proceedings.

It is also possible that if the manner in which information is provided or any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services (particularly in connection with any decision to discontinue a fee-based service). In addition, our customers, third-parties or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful applications. Investigating and defending these types of claims is expensive, even if the claims are without merit or do not ultimately result in liability, could subject us to significant monetary liability or cause a change in business practices that could impact our ability to compete.

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

•

in the case of foreign acquisitions and investments, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems, and operational differences; and

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

Any failure to manage expansion, diversification, and changes to our business could adversely affect our operating results.

We continue to diversify and evolve our business both in the U.S. and internationally. As a result of diversification, acquisitions, and international expansion in recent years, more than one-half of our employees are now based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs our business may be adversely affected.

As we expand and diversify our business, we must also expand and adapt our operational infrastructure. Our business relies on data systems, billing systems, and financial reporting and control systems, among others. All of these systems have become increasingly complex in the recent past due to the growing diversification and complexity of our business, to acquisitions of new businesses with different systems and to increased regulation over controls and procedures. To manage our business in a cost effective manner, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls. In some cases, we are outsourcing administrative functions to lower-cost providers. These upgrades, improvements and outsourcing changes will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In particular, sustained failures of our billing systems to accommodate increasing numbers of transactions, to accurately bill users and advertisers, or to accurately compensate Affiliates could adversely affect the viability of our business model.

Any failure to scale and adapt our existing technology architecture to manage expansion and respond to rapid technological change could adversely affect our business.

As some of the most visited sites on the Internet, Yahoo! Properties deliver a significant number of products, services, and page views to users around the world. The products and services offered by Yahoo! have expanded and changed significantly over time and are expected to continue to expand and change rapidly in the future to accommodate new technologies and Internet advertising solutions and new means of content delivery, such as rich media, audio, video, and mobile.

In addition, the Internet and online services industry is characterized by rapid technological change. Widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex. In the future, we may make additional changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising exchange participants to become dissatisfied with our service and move to competing providers or seek remedial actions or compensation.

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

We have dedicated considerable resources to provide a variety of premium services, which might not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, music, photographs, and sports. The development cycles for these technologies are long and generally require significant investment by us. We have invested and will continue to invest in new products and services. Some of these new products and services might not generate anticipated revenue or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

If we are unable to recruit and retain key personnel, we might not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area, where our corporate headquarters and the headquarters of several of our vertical and horizontal competitors are located, fluctuations in global economic and industry conditions, changes in Yahoo!’s management or leadership, competitors’ hiring practices, and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

If we are unable to license or acquire compelling content at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We in-license much of the content on our online properties, such as news items, stock quotes, weather reports, maps and audio and video content, from third-parties. We believe that users will increasingly demand high-quality audio and video content, such as music, film, speeches, news footage, concerts, and other special events. Such content may require us to make substantial payments to third parties from whom we license or acquire such content. Our ability to maintain and build relationships with third-party content providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended content agreements with existing third-party content providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our content providers may increase the prices at which they offer their content to us, and potential content providers may not offer their content to us at all, or may offer it on terms that are not agreeable to us. An increase in the prices charged to us by third-party content providers could harm our operating results and financial condition. Further, many of our content licenses with third-parties are non-exclusive. Accordingly, other Webcasters and other media providers, such as radio or television providers, may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies broadcast content that is similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

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

If we are unable to attract, sustain and renew distribution arrangements on favorable terms, our revenues might decline.

We enter into distribution arrangements with operators of third-party Websites, online networks, software companies, electronics companies, computer manufacturers and others to promote or supply our services to their users. For example:

•	We supply search and display advertising to Affiliate sites, which integrate our advertising offerings into their Websites;

•	We enter into distribution alliances with Internet service providers (including providers of cable and broadband Internet access) and software distributors to promote our services to their users; and

•

We enter into agreements with mobile device manufacturers and carriers as well as Internet-enabled television manufacturers and other electronics companies to promote our software and services on their devices.

In some markets we depend on a limited number of distribution arrangements for a significant percentage of our user activity. A failure by our distributors to attract or retain their user bases would negatively impact our user activity and, in turn, would reduce our revenues.

Distribution agreements often involve revenue sharing. Over time, competition to enter into distribution arrangements may cause our traffic acquisition costs to increase. In some cases, we guarantee distributors a minimum level of revenues and, as a result, run a risk that the distributors might not generate enough ad impressions, toolbar installations, etc. to otherwise earn their minimum payments. In other cases, we agree that if the distributor does not realize specified minimum revenues we will adjust the distributor’s revenue-share percentage or provide make-whole arrangements.

Some of our distribution agreements are not exclusive, have a short term, are terminable at will, or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on significantly less favorable terms might cause our revenues to decline.

More individuals are utilizing non-Personal Computer (“PC”), devices to access the Internet and versions of our services developed for these devices might not gain widespread adoption by the devices’ users, manufacturers, or distributors or might fail to function as intended on some devices.

The number of individuals who access the Internet through devices other than a PC, such as mobile telephones, personal digital assistants, smart phones, hand held computers, televisions, and set-top box devices, has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on the desktop and PC. The lower resolution, functionality, and memory associated with alternative devices currently available may make the use of our services through such devices difficult, and the versions of our services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our services may not work or be viewable on these devices as a result. As we have limited experience to date in operating versions of our services developed or optimized for users of alternative devices, and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our services for use on these alternative devices, and we may need to devote significant resources to the creation, support, and maintenance of such versions. We may be unable to attract and retain a substantial number of alternative device manufacturers, distributors, content providers, and users to our services, or to capture a sufficient share of an increasingly important portion of the market for these services, and, therefore, we may be unsuccessful in attracting both advertisers and premium service subscribers to these services.

To the extent that an access provider or device manufacturer enters into a distribution arrangement with one of our competitors, we face an increased risk that our users will favor the services or properties of that competitor. The manufacturer or access provider might promote a competitor’s services or might impair users’ access to our services by making its devices incompatible with our software or by not listing our services in a convenient directory. If competitive distributors impair access to our services, or if they simply are more successful than our distributors in developing compelling products that attract and retain users or advertisers, then our revenues could decline.

In the future, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended distribution agreements with existing distributors to cover the new devices and new agreements with additional distributors. We face a risk that existing and potential new distributors may decide not to offer distribution of our properties and services on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we might not be able to fully execute our business plan.

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

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	political or social unrest, economic instability, repression or human rights issues;

•	geopolitical events, including acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	seasonal volatility in business activity;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	different and more stringent user protection, data protection, privacy and other laws; and

•	risks related to other government regulation or required compliance with local laws.

Violations of the complex foreign and U.S. laws and regulations that apply to our international operations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results and financial condition.

New technologies could block our advertisements or our search marketing listings, which would harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block the display of our advertisements or our search marketing listings. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of advertisements or clicks on search marketing listings on Web pages. As a result, advertisement-blocking technology could reduce the number and relevancy of advertisements and search results that we are able to deliver and, in turn, our advertising revenues and operating results.

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats, which could limit the effectiveness of our products and services.

A large amount of information on the Internet is provided in proprietary document formats such as Microsoft Word. These proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of such documents. The providers of the software applications used to create these documents could engineer the document format to prevent or interfere with our ability to access the document contents with our search technology. This would mean that the document contents would not be included in our search results even if the contents were directly relevant to a search. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If a software provider also competes with us, it may give its search technologies, or the technologies of our competitors, a preferential ability to search documents in its proprietary format. Any of these results could harm our brand and our operating results.

Interruptions, delays, or failures in the provision of our services could harm our operating results.

Delays or disruptions to our service could result from a variety of causes, including the following:

•	Our operations are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, and similar events.

•

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized tampering, as well as coordinated denial-of-service attacks. We are distributing servers among additional data centers around the world to create redundancies; however, we do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of delays or disruptions to service.

•

We rely on third-party providers for our principal Internet connections and co-location of a significant portion of our data servers, as well as for key components of our e-mail and VOIP services, news and stock quote delivery, chat services, mapping, streaming, and other services. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services.

Prolonged delays or disruptions to our service could result in a loss of users, damage our brand and harm our operating results. In addition, users’ ability or willingness to access our services might be impaired by spam, viruses, worms, spyware, phishing, and other acts of malice by third parties affecting the user generally or the user’s use of our services in particular.

If we fail to prevent click fraud or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability might decline.

A portion of our marketing services revenues arises from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay or demand refunds. This could damage our brand and lead to a loss of advertisers and revenues. Advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. We may also issue refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, refunds or credits could negatively impact our profitability.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenues arises from international operations. Revenues generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets, or investments in equity interests become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets include significant adverse changes in the business climate and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the company in which we invested. We have recorded and may be required in the future to record additional charges to earnings if a portion of our goodwill, amortizable intangible assets, or investments in equity interests becomes impaired. Any such charge would adversely impact our results of operations.

We may have exposure to additional tax liabilities which could negatively impact our income tax provision, net income, and cash flow.

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

Uncertainty resulting from potential proposals to acquire all or part of Yahoo! may adversely affect our business.

In 2008, we received proposals to acquire all or a part of our Company. Third parties may in the future make proposals to acquire all or part of the Company or take other actions that might create uncertainty for our employees, publishers, advertisers, and other business partners. This continuing uncertainty could negatively impact our business.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the quarter ended December 31, 2008, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $8.95 to $16.96 per share and the closing sale price on February 13, 2009 was $12.84 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba Group Holding Limited; and news reports relating to us, trends in our markets, or general economic conditions.

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

The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change in control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, some provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or management of Yahoo!, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third-party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control of Yahoo!.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in Sunnyvale, California and consists of owned and leased space aggregating approximately 1.8 million square feet. In 2006, we purchased additional land in Santa Clara, California, and we are currently reviewing options for its future use. Office space is also leased in Amsterdam, Auckland, Bangalore, Barcelona, Beijing, Budapest, Buenos Aires, Dublin, Dusseldorf, Grenoble, Haifa, Hamburg, Ho Chi Minh City, Hong Kong, Geneva, London, Madrid, Manila, Mexico City, Milan, Montreal, Mumbai, Munich, New Delhi, Paris, São Paulo, Seoul, Singapore, Sydney, Taipei, Tokyo, Toronto and Trondheim. We also lease offices in various locations in the United States, including Atlanta, Berkeley, Boston, Champaign, Chicago, Dallas, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Omaha, Orlando, the San Diego Area, the San Francisco Bay Area, the Seattle Area, Brentwood and Franklin, Tennessee, and Washington, D.C. Our data centers are operated in locations in the United States, Europe, and Asia.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional sales offices.

Item 3.	Legal Proceedings

For a description of our material legal proceedings, see Note 13—“Commitments and Contingencies” in the Notes to the consolidated financial statements, which is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the NASDAQ Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	2007		2008
	High	Low	High	Low
First quarter	$32.84	$25.26	$30.25	$18.58
Second quarter	$33.61	$26.61	$29.73	$20.60
Third quarter	$27.80	$22.27	$24.80	$16.88
Fourth quarter	$34.08	$22.80	$17.31	$8.94

Stockholders

We had 11,586 stockholders of record as of February 13, 2009.

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

The following graph compares, for the five-year period ended December 31, 2008, the cumulative total stockholder return for the Company’s common stock, the NASDAQ Stock Market (U.S. companies) Index (the “NASDAQ Market Index”), the NASDAQ 100 Index (the “NASDAQ 100 Index”), the Standard & Poor’s North American Technology-Internet Index, formerly the Goldman Sachs Internet Trading Index, (the “GIN”), and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). The Company has added the NASDAQ 100 Index to the graph because the Company is using total shareholder return as measured with reference to this index to determine the vesting of certain performance based equity awards. We do not plan to include the NASDAQ Market Index in our Annual Report on Form 10-K for the year ended December 31, 2009. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, and December 31, 2008. The graph assumes that $100 was invested on December 31, 2003 in the common stock of the Company, the NASDAQ Stock Market Index, the NASDAQ 100 Index, the GIN, and the S&P 500 Index, assumes reinvestment of any dividends and is adjusted to give effect to the Company’s May 11, 2004 stock split. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008
Yahoo! Inc.	$100.00	$167.36	$174.02	$113.44	$103.31	$54.19
NASDAQ Market Index	$100.00	$108.59	$110.08	$120.56	$132.39	$78.72
NASDAQ 100 Index	$100.00	$110.44	$112.08	$119.69	$142.03	$82.54
GIN	$100.00	$123.25	$141.83	$138.07	$150.46	$79.48
S&P 500 Index	$100.00	$108.99	$112.26	$127.55	$132.06	$81.23

Item 6.	Selected Financial Data

Consolidated Statements of Income Data:

	Years Ended December 31,
	2004(1)	2005(2)	2006(3)	2007	2008(4)
	(In thousands, except per share amounts)
Revenues	$3,574,517	$5,257,668	$6,425,679	$6,969,274	$7,208,502
Income from operations	$688,581	$1,107,725	$940,966	$695,413	$12,963
Net income	$839,553	$1,896,230	$751,391	$660,000	$424,298

Net income per share—basic	$0.62	$1.35	$0.54	$0.49	$0.31

Net income per share—diluted	$0.58	$1.28	$0.52	$0.47	$0.29

Shares used in per share calculation—basic	1,353,439	1,400,421	1,388,741	1,338,987	1,369,476

Shares used in per share calculation—diluted	1,452,499	1,485,591	1,457,686	1,405,486	1,400,101

(1)	Our net income for the year ended December 31, 2004 included gains related to sales of an investment of $314 million, net of tax, or $0.23 per basic share or $0.22 per diluted share.

(2)

Our net income for the year ended December 31, 2005 included gains related to sales of an investment of $580 million, net of tax; a gain of $205 million, net of tax, related to the divestiture of Yahoo! China in connection with the strategic investment with Alibaba Group Holding Limited (“Alibaba Group”); and a tax benefit of $248 million related to a subsidiary restructuring transaction. In aggregate, these items had an impact of $1,033 million on net income, or $0.74 per basic share or $0.70 per diluted share.

(3)

For the year ended December 31, 2006, as a result of adopting Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), our income from operations was lower by $324 million and our net income was lower by $222 million, than if we had continued to account for stock-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Basic and diluted net income per share for the year ended December 31, 2006 was $0.16 and $0.15 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25.

(4)

Our net income for the year ended December 31, 2008 includes a non-cash gain of $401 million, net of tax, related to Alibaba Group’s initial public offering (“IPO”) of Alibaba.com Limited, the business to business e-commerce subsidiary of Alibaba Group (“Alibaba.com”), and a non-cash loss of $30 million, net of tax, related to the impairment of our direct investment in Alibaba.com. In addition, in the year ended December 31, 2008, we recorded a goodwill impairment charge of $488 million related to our European reporting unit and net restructuring charges of $107 million related to our strategic workforce realignment and cost reduction initiatives, and a tax benefit for these two items of $42 million. In aggregate, these items had a net impact of $182 million on net income, or $0.13 per both basic and diluted share.

Consolidated Balance Sheets Data:

	December 31,
	2004	2005	2006	2007(1)	2008(2)
	(In thousands)
Cash and cash equivalents	$823,723	$1,429,693	$1,569,871	$1,513,930	$2,292,296
Marketable debt securities	$2,918,539	$2,570,155	$1,967,414	$849,542	$1,229,677
Working capital	$2,909,768	$2,245,481	$2,276,148	$937,274	$3,040,483
Total assets	$9,178,201	$10,831,834	$11,513,608	$12,229,741	$13,689,848
Long-term liabilities	$851,782	$1,061,367	$870,948	$384,208	$715,872
Total stockholders’ equity	$7,101,446	$8,566,415	$9,160,610	$9,532,831	$11,250,942

(1)

As of December 31, 2007, our $750 million of outstanding zero coupon senior convertible notes were classified as short-term debt and are reflected in working capital. The zero coupon senior convertible notes were classified as long-term debt as of the end of each of the other previous fiscal years presented. Refer to Note 9—“Debt” in the Notes to the consolidated financial statements.

(2)

During the year ended December 31, 2008, our $750 million of outstanding zero coupon senior convertible notes were converted into 36.6 million shares of Yahoo! common stock. Refer to Note 9—“Debt” in the Notes to the consolidated financial statements. During the year ended December 31, 2008, we received a $350 million, one-time payment from AT&T Inc., which was recorded in long-term deferred revenues.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Annual Report on Form 10-K includes, among others, forward-looking statements regarding our:

•	expectations about revenues, including revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about the amount of unrecognized tax benefits;

•	expectations about our on-going strategic and cost reduction initiatives;

•	anticipated capital expenditures;

•	impact of acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Annual Report on Form 10-K to reflect actual results or future events or circumstances.

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “our,” “we,” or “us”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. We are focused on powering our communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. Together with our owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), we also provide our advertising offerings and access to Internet users beyond Yahoo! through our distribution network of third-party entities (“Affiliates”), who have integrated our advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services we provide to our users are free, we do charge fees for a range of premium services.

We provide a range of marketing services that make it easier and more effective for advertisers and marketers to reach and connect with users who visit Yahoo! Properties and our Affiliate sites. We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

Our offerings to users on Yahoo! Properties currently fall into six categories: Front Doors, Communities, Search, Communications, Audience, and Connected Life. See Part I, Item 1. “Business”—“User Offerings” for additional information. The majority of our offerings are available in more than 30 languages. We manage and measure our business geographically. Our principal geographies are the United States (“U.S.”) and International.

Revenue Sources

Marketing Services Revenues. Our online advertising offerings include the display of graphical advertisements (“display advertising”), the display of text-based links to an advertiser’s Website (“search advertising”), listing-based services, and commerce-based transactions.

We recognize revenues from display advertising on Yahoo! Properties and on Affiliate sites as “impressions” are delivered or when qualifying actions are performed by the user. An “impression” is delivered when an advertisement appears on a page viewed by users. We also recognize revenues from search advertising on Yahoo! Properties and on Affiliate sites. We recognize revenues from these arrangements as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

Marketing services revenues also includes listings and transaction revenues. Listings revenues are generated from a variety of consumer and business listings-based services, including access to the Yahoo! HotJobs database and classified advertising such as Yahoo! Autos, Yahoo! Real Estate, and other services. We recognize listings revenues when the services are performed. Transaction revenues are generated from facilitating commercial transactions through Yahoo! Properties, principally from Yahoo! Travel and Yahoo! Shopping. We recognize transaction revenues when there is evidence that qualifying transactions have occurred. For example, we recognize revenues when travel arrangements are booked through Yahoo! Travel.

Fees Revenues. Fees revenues consists of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, premium mail, music and personals offerings, as well as services for small businesses. We recognize fees revenues when the services are performed.

2008 Highlights

	Years Ended December 31,		2007-2008 Change
Operating Highlights	2007	2008
	(In thousands)
Revenues	$6,969,274	$7,208,502	$239,228
Income from operations	$695,413	$12,963	$(682,450)

	Years Ended December 31,		2007-2008 Change
Cash Flow Highlights	2007	2008
	(In thousands)
Net cash provided by operating activities	$1,918,899	$1,880,241	$(38,658)
Net cash used in investing activities	$(572,502)	$(1,311,783)	$(739,281)
Net cash (used in) provided by financing activities	$(1,442,008)	$332,406	$1,774,414

Our revenues for the year ended December 31, 2008 increased 3 percent year-over-year to approximately $7.2 billion, with Page Views, which is defined as our internal estimate of the total number of Web pages viewed by users on Owned and Operated sites, up 19 percent year-over-year. The growth can be attributed to an increasing number and activity level of users across our offerings on Yahoo! Properties. Marketing services and fees revenues experienced 4 percent and 1 percent year-over-year growth, respectively. We began to feel the impact of the global economic recession in the third quarter of 2008. The current general economic conditions have caused some advertisers to spend less on online advertising which could negatively affect the growth rate of our revenues.

Cash generated from our operations is a measure of the cash productivity of our business model. Our operating activities in 2008 generated adequate cash to meet our operating needs. Cash used in investing activities in 2008 included capital expenditures of $675 million, cash consideration for acquisitions of $209 million, and net purchases of marketable debt securities of $368 million. Cash used in financing activities in 2008 reflected our net cash used for direct stock repurchases of $79 million as well as $77 million used for tax withholdings related to net share settlements of restricted stock awards and restricted stock units, which were offset by cash proceeds from the issuance of common stock of $363 million as a result of the exercise of employee stock options.

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

In 2008, we recorded a $350 million one-time payment from AT&T Inc. in long-term deferred revenues, a portion of which was recognized as revenues during the year, and a non-cash gain of $401 million, net of tax, within earnings in equity interests representing our share of Alibaba Group’s gain on the IPO of Alibaba.com. We also recorded a goodwill impairment charge of $488 million related to our European reporting unit.

During 2008, we implemented a strategic workforce realignment in the first quarter and initiated a number of cost reduction initiatives in the fourth quarter, including a workforce reduction and consolidation of our real estate facilities. In connection with these initiatives we incurred severance, facility and other restructuring costs of $137 million, offset by $30 million in related stock-based compensation expense reversals for unvested awards which were forfeited, resulting in a net restructuring charge of $107 million in 2008.

The objective of the cost reduction initiatives implemented in the fourth quarter of 2008 was to reduce our current annualized cost run rate by more than $400 million to enhance profitability in the current economic environment. We will continue to emphasize productivity improvement initiatives that may result in additional restructurings. For further details regarding these restructuring initiatives and related costs and charges, refer to our discussion under Costs and Expenses and Note 16—“Restructuring Charges, Net” in the Notes to the consolidated financial statements.

In the following Management’s Discussion and Analysis, we discuss the following areas of our financial results:

•	Results of Operations;

•	Business Segment Results;

•	Transactions;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

Results of Operations

The following table sets forth selected information on our results of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2006	2007	2008
Revenues	100%	100%	100%
Cost of revenues	42	41	42

Gross profit	58	59	58

Operating expenses:
Sales and marketing	20	23	22
Product development	13	15	17
General and administrative	8	9	10
Amortization of intangibles	2	2	1
Restructuring charges, net	0	0	1
Goodwill impairment charge	0	0	7

Total operating expenses	43	49	58

Income from operations	15	10	0
Other income, net	2	2	1

Income before income taxes, earnings in equity interests, and minority interests	17	12	1
Provision for income taxes	(7)	(5)	(3)
Earnings in equity interests	2	2	8
Minority interests in operations of consolidated subsidiaries	0	0	0

Net income	12%	9%	6%

Revenues. Revenues by groups of similar services were as follows (dollars in thousands):

	Years Ended December 31,						2006-2007 % Change	2007-2008 % Change
	2006	(*)	2007	(*)	2008	(*)
Marketing services:
Owned and Operated sites	$3,074,803	48%	$3,669,816	52%	$4,045,996	56%	19%	10%
Affiliate sites	2,552,404	40%	2,418,423	35%	2,270,210	32%	(5)%	(6)%

Marketing services	5,627,207	88%	6,088,239	87%	6,316,206	88%	8%	4%
Fees	798,472	12%	881,035	13%	892,296	12%	10%	1%

Total revenues	$6,425,679	100%	$6,969,274	100%	$7,208,502	100%	8%	3%

(*)	Percent of total revenues.

We currently generate marketing services revenues principally from display advertising on Owned and Operated sites and from search advertising. “Searches” is defined as online search queries that may yield Internet search results ranked and sorted based on relevance to the user’s search query. “Sponsored search results” are a subset of the overall search results, and provide links to paying advertisers’ Web pages.

We also receive revenues for Content Match links (advertising on Yahoo! Properties and Affiliate sites which includes contextually relevant advertiser links to their respective Websites) on Owned and Operated and Affiliate sites and display advertising on Affiliate sites. The net revenues and related volume metrics from these additional sources are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows.

Marketing Services Revenues from Owned and Operated Sites. Marketing services revenues from Owned and Operated sites for the year ended December 31, 2008 increased by approximately $376 million, or 10 percent, as compared to 2007. Factors leading to growth in overall marketing services revenues included an increase in user activity levels on Yahoo! Properties, which contributed to a higher volume of search queries, Page Views, and ad impression displays. The transition of and changes in certain of our broadband access partnerships from being fee-paying user based to an advertising revenue sharing model have also contributed to the increase in marketing services revenues from Owned and Operated sites. Marketing services revenues from Owned and Operated sites for the year ended December 31, 2007 increased by approximately $595 million, or 19 percent, as compared to 2006. The year-over-year growth in marketing services revenues in 2007 can be attributed to a combination of factors that have driven increased marketing services revenues across Yahoo! Properties both domestically and internationally. These included an increase in our user base and activity levels on Yahoo! Properties, which resulted in a higher volume of search queries, ad impression displays, and click-throughs.

The primary components of growth in our marketing services revenues from Owned and Operated sites are search and display advertising. For the year ended December 31, 2008, revenues from search advertising on Owned and Operated sites grew 17 percent, compared to 2007. For the year ended December 31, 2008, revenues from display advertising on Owned and Operated sites grew 7 percent, compared to 2007.

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

Using our updated methodology, for the year ended December 31, 2008 as compared to 2007, Page Views increased 19 percent and revenue per Page View decreased 7 percent, and for the year ended December 31, 2007 as compared to 2006, Page Views increased 12 percent and revenue per Page View increased 6 percent. The decrease in revenue per Page View in 2008 compared to 2007 is due to a shift to lower-yielding display advertising. The increase in revenue per Page View in 2007 compared to 2006 was due to the introduction of new inventory with higher yields.

In the table below, we set forth the quarterly and year-over-year growth in Page Views and revenue per Page View for the year ended December 31, 2008 and the year-over-year growth in Page Views and revenue per Page View for the year ended December 31, 2007, both as previously reported and as revised to reflect our updated methodology.

	Q1 2008		Q2 2008		Q3 2008		FY 2008
	3 months		3 months	6 months	3 months	9 months	12 months
Previously Reported Page View Growth	19%		23%	21%	17%	20%	N/A
Page View Growth(1)	20%		23%	22%	17%	20%	19%
Previously Reported Revenue Per Page View Growth	(1)%		(7)%	(4)%	(7)%	(5)%	N/A
Revenue Per Page View Growth(1)	(1)%		(7)%	(4)%	(7)%	(5)%	(7)%

	Q1 2007		Q2 2007		Q3 2007		FY 2007
	3 months		3 months	6 months	3 months	9 months	12 months
Previously Reported Page View Growth(2)	13	%(3)	8%	10%	13%	11%	11%
Page View Growth(1)	14%		9%	11%	14%	12%	12%
Previously Reported Revenue Per Page View Growth(2)	0	%(3)	9%	5%	10%	6%	7%
Revenue Per Page View Growth(1)	(1)%		8%	4%	8%	5%	6%

(1)	The revised Page View Growth and Revenue Per Page View Growth numbers reflect our updated methodology for counting Page Views.

(2)	Previously disclosed in the 2007 Annual Report on Form 10-K.

(3)

For the three month period ended March 31, 2007, the reported Page View Growth and Revenue Per Page View Growth were based on Page Views on our Owned and Operated sites, searches on Affiliate sites and associated revenues on both Owned and Operated and Affiliate sites. Beginning in the second quarter of 2007, we revised our presentation of Page Views and Revenue Per Page View to include only Page Views on Owned and Operated sites and revenues from such Page Views, and to exclude searches on Affiliate sites and revenues from such searches. If the previously reported Page View Growth and Revenue Per Page View Growth for the three month period ended March 31, 2007 were adjusted to reflect the presentation adopted in the second quarter of 2007 (but not our updated methodology for counting Page Views), the reported percentages would have been 21 percent and negative 6 percent, respectively, for the three month period ended March 31, 2007.

We currently expect marketing services revenues on our Owned and Operated sites to decrease for the first quarter of 2009 compared to the first quarter of 2008 due primarily to global economic conditions. General economic conditions have caused some advertisers to spend less on online advertising which could negatively affect the growth rate of our revenues, particularly our display revenues as advertisers spend less on brand advertising. In addition, strengthening of the U.S. Dollar against other currencies could have a further negative impact on our international revenues.

Marketing Services Revenues from Affiliate Sites. Marketing services revenues from Affiliate sites for the year ended December 31, 2008 decreased $148 million, or 6 percent, as compared to 2007. Marketing services revenues from Affiliate sites for the year ended December 31, 2007 decreased $134 million, or 5 percent, as compared to 2006.

During the third quarter of 2007, we sold Overture Japan to Yahoo! Japan. As part of this transaction, we also entered into a commercial arrangement with Yahoo! Japan in which we provide search marketing services to Yahoo! Japan for a service fee. This arrangement began on September 1, 2007 and, beginning on that date, we commenced recording marketing services revenues from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. The sale of Overture Japan to Yahoo! Japan negatively impacted Affiliate revenues during the year ended December 31, 2008 by approximately $300 million, year-over-year.

We continue to employ network quality initiatives to improve return on investment for our advertisers. We expect a continuing decline in marketing services revenues from Affiliate sites for the first quarter of 2009 compared to the first quarter of 2008 due primarily to these network quality initiatives and global economic conditions. The current general economic conditions have caused some advertisers to spend less on online advertising, which could negatively affect the growth rate of our revenues, particularly our display revenues as advertisers spend less on brand advertising. In addition, strengthening of the U.S. Dollar against other currencies could have a further negative impact on our international revenues.

The number of searches on Affiliate sites increased by approximately 23 percent for the year ended December 31, 2008, as compared to 2007. The increase in the volume of searches is primarily attributable to an increase in the number of searches per Affiliate. The number of searches on Affiliate sites increased by approximately 1 percent for the year ended December 31, 2007, as compared to 2006. The increase in the volume of searches is primarily attributable to a net increase in the number of Affiliates.

The average revenue per search on our Affiliate sites decreased by 26 percent for the year ended December 31, 2008, as compared to 2007, primarily as a result of a change in traffic mix and the impact of the sale of Overture Japan to Yahoo! Japan. The average revenue per search on our Affiliate sites decreased by 5 percent for the year ended December 31, 2007, as compared to 2006 primarily as a result of a decline in revenues from certain Affiliate sites.

Fees Revenues. Our fees revenues include premium fee-based services such as Internet broadband services, sports, music, photos, games, personals, premium e-mail offerings, and services for small businesses. Other fee-based revenues include royalties, licenses, and mobile services.

For the year ended December 31, 2008, fees revenues increased approximately $11 million, or 1 percent, as compared to 2007. This relatively flat year-over-year trend is due to the ongoing transition of and changes in certain of our broadband access partnerships, from being fee-paying user based to an advertising revenue sharing model. This has resulted in a reduction in fees revenues associated with these partnerships. The transition of and changes in certain of our broadband access partnerships from being fee-paying user based to an advertising revenue sharing model have also contributed to the increase in marketing services revenues from Owned and Operated sites. As we have renewed contracts with broadband partners and our relationships have moved from being fee-paying user based to an advertising revenue sharing model, our number of fee-paying users has decreased. In addition to the transition of the broadband partnerships, we have transitioned out of the VOIP and subscription music businesses. Due to these factors and global economic conditions, we expect fees revenues to continue to decline for the first quarter of 2009, as compared to the first quarter of 2008. In addition, strengthening of the U.S. Dollar against other currencies could have a further negative impact on our international revenues.

As used in this discussion, “fee-paying users” is based on the total number of fee-based subscriptions aggregated from each Yahoo! Property. To calculate the average revenue per fee-paying user, we divide the revenue generated from the subscriptions by the average fee-paying users during the year.

The number of paying users for our fee-based services decreased to 9.7 million as of December 31, 2008 compared to 19.0 million as of December 31, 2007. This decrease of 49 percent was a result of the business model changes described above. Adjusting the number of fee-paying users as of December 31, 2007 to remove fee-paying users related to our renewed broadband relationships, our fee-paying users would have been 10.1 million as of December 31, 2007, compared to 9.7 million as of December 31, 2008, a decrease of 4 percent.

For the year ended December 31, 2007, fees revenues increased approximately $83 million, or 10 percent, as compared to 2006. The year-over-year growth in 2007, as compared to 2006, is associated with an increase in the number of paying users for our fee-based services across most of our offerings. The number of paying users was 19.0 million as of December 31, 2007, compared to 16.3 million as of December 31, 2006, an increase of 17 percent. The impact of this increase in our number of paying users was offset by a reduction in the average monthly revenues per paying user discussed below.

Average monthly revenues per paying user was approximately $4.00 for the year ended December 31, 2008, compared to approximately $3.00 and $3.50 for the same periods in 2007 and 2006, respectively. The increase in average monthly revenues per paying user for the year ended December 31, 2008 is due to the change in mix of fee-based subscribers, primarily the reduction in broadband subscribers due to the renegotiation of broadband partnerships from fee-paying user based to an advertising revenue sharing model.

Costs and Expenses. Operating costs and expenses consist of cost of revenues, sales and marketing, product development, general and administrative, and amortization of intangible assets. In addition, in 2008, we had restructuring charges, net, and a goodwill impairment charge. Cost of revenues consists of traffic acquisition costs (“TAC”), Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Year Ended December 31,						2006-2007		2007-2008
							Dollar Change	Percent Change	Dollar Change	Percent Change
	2006	(1)	2007	(1)	2008	(1)
Cost of revenues(2)	$2,675,723	42%	$2,838,758	41%	$3,023,362	42%	$163,035	6%	$184,604	7%
Sales and marketing	$1,322,259	20%	$1,610,357	23%	$1,563,313	22%	$288,098	22%	$(47,044)	(3)%
Product development	$833,147	13%	$1,084,238	15%	$1,221,787	17%	$251,091	30%	$137,549	13%
General and administrative	$528,798	8%	$633,431	9%	$705,136	10%	$104,633	20%	$71,705	11%
Amortization of intangibles(2)	$124,786	2%	$107,077	2%	$87,550	1%	$(17,709)	(14)%	$(19,527)	(18)%
Restructuring charges, net	$—	—	$—	—	$106,854	1%	$—	—	$106,854	N/A
Goodwill impairment charge	$—	—	$—	—	$487,537	7%	$—	—	$487,537	N/A

(1)	Percent of total revenues.

(2)

For the years ended December 31, 2008, 2007, and 2006, cost of revenues included amortization expense of $194 million, $143 million, and $113 million, respectively, relating to acquired intellectual property rights and developed technology.

Stock-based compensation expense was allocated as follows (in thousands):

	Years Ended December 31,
	2006	2007	2008
Cost of revenues	$6,621	$10,628	$13,813
Sales and marketing	155,084	246,472	182,826
Product development	144,807	218,207	178,091
General and administrative	118,418	97,120	63,113
Restructuring expense reversals	—	—	(30,236)

Total stock-based compensation expense	$424,930	$572,427	$407,607

See Note 1—“The Company and Summary of Significant Accounting Policies” and Note 12—“Employee Benefits” in the Notes to the consolidated financial statements, as well as our Critical Accounting Policies, Judgments, and Estimates, for additional information about stock-based compensation.

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

Compensation, Information Technology, Depreciation and Amortization, and Facilities Expenses. Compensation expense consists primarily of salary, bonuses, commissions, and stock-based compensation expense. Information and technology expense includes telecom usage charges and data center operating costs. Depreciation and amortization expense consists primarily of depreciation of server equipment and information technology assets and amortization of developed or acquired technology and intellectual property rights. Facilities expense consists primarily of building maintenance costs, rent expense, and utilities.

The changes in operating costs and expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$25,103	$53,828	$120,115	$2,689	$(46,786)	$29,655	$184,604
Sales and marketing	(47,736)	(444)	(905)	17,010	—	(14,969)	(47,044)
Product development	90,679	10,830	16,505	25,525	—	(5,990)	137,549
General and administrative	(13,864)	1,643	14,650	(30,898)	—	100,174	71,705
Amortization of intangibles	—	—	(19,527)	—	—	—	(19,527)
Restructuring charges, net	—	—	—	—	—	106,854	106,854
Goodwill impairment charge	—	—	—	—	—	487,537	487,537

Total	$54,182	$65,857	$130,838	$14,326	$(46,786)	$703,261	$921,678

The changes in operating costs and expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$20,691	$41,347	$114,524	$2,154	$(9,224)	$(6,457)	$163,035
Sales and marketing	226,932	(654)	(626)	13,779	—	48,667	288,098
Product development	240,114	9,861	14,458	6,249	—	(19,591)	251,091
General and administrative	35,954	705	8,532	10,000	—	49,442	104,633
Amortization of intangibles	—	—	(17,709)	—	—	—	(17,709)

Total	$523,691	$51,259	$119,179	$32,182	$(9,224)	$72,061	$789,148

Compensation Expense. Total compensation expense increased approximately $54 million for the year ended December 31, 2008, as compared to 2007. Total compensation expense increased approximately $524 million for the year ended December 31, 2007, as compared to 2006. These increases are primarily due to increases in our average headcount, primarily in the product development function (partially offset in 2008 by decreased headcount in certain functions, primarily sales and marketing), as well as annual salary increases and higher base salaries across all functions. Product development headcount increased for the maintenance and development of and minor enhancements to existing offerings and services on Yahoo! Properties as well as the maintenance of Yahoo!’s technology platforms and infrastructure. For 2008, the increase in compensation expense was net of a decrease in stock-based compensation of $165 million, primarily due to $30 million in reversals of stock-based compensation expense related to employee departures (including the departure of executives) in 2008 as compared to 2007 and reversals of $51 million of stock-based compensation expense to reflect an increase in estimated forfeiture rate assumptions related to equity awards for which there were no similar reversals in 2007. We do not expect our headcount to continue to grow at its historic rate.

Information Technology Expenses. Information technology expenses increased $66 million for the year ended December 31, 2008, as compared to 2007. Information technology expenses increased $51 million for the year ended December 31, 2007, as compared to 2006. The increases for both years are due to increased telecom usage and data center operating costs.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $131 million for the year ended December 31, 2008, as compared to 2007. Depreciation and amortization expenses increased $119 million for the year ended December 31, 2007, as compared to 2006. The increases were due to our continued investment in information technology assets and server equipment. These increases were slightly offset by a decrease in amortization expense for acquired intangible assets due to certain intangible assets acquired in prior years being fully amortized as well as an increase in the weighted amortization periods of recently acquired intangible assets.

Facilities Expenses. Facilities expenses increased $14 million for the year ended December 31, 2008, as compared to 2007. Facilities expenses increased $32 million for the year ended December 31, 2007, as compared to 2006. The increases were due to our expansion into new facilities and increased rent expense on our buildings. Due to our cost reduction initiatives, we do not expect our facilities expenses to continue to grow at its historic rate.

TAC. TAC decreased $47 million for the year ended December 31, 2008, as compared to 2007. TAC decreased $9 million for the year ended December 31, 2007, as compared to 2006. The decreases were primarily due to the sale of Overture Japan to Yahoo! Japan. The decrease in TAC was slightly offset by a small increase in average TAC rates and partner mix changes.

Other Expenses. Other expenses increased $703 million for the year ended December 31, 2008, as compared to 2007 mainly due to restructuring charges, net of $107 million, the goodwill impairment charge of $488 million, and increases in third-party service provider expenses of $125 million. For the year ended December 31, 2008, the increases in outsourced service provider expenses were primarily the result of incremental costs incurred in general and administrative expense of $79 million for 2008 for outside advisors related to Microsoft’s proposals to acquire all or a part of the Company, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense costs. Other expenses increased $72 million for the year ended December 31, 2007, as compared to 2006, mainly due to increases in outsourced service provider expenses of $49 million. For the year ended December 31, 2007, the increases were primarily the result of incremental costs incurred for increased temporary headcount and consulting projects.

Restructuring Charges, Net. Restructuring charges of $137 million excluding the reversals of stock-based compensation, for the year ended December 31, 2008 consisted of $27 million for the strategic workforce realignment initiated in the first quarter of 2008 and $110 million relating to the cost reduction initiatives implemented in the fourth quarter of 2008. These restructurings were comprised of two initiatives:

Strategic Workforce Realignment Initiative.

The strategic workforce realignment involved investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities. In the first quarter of 2008, we incurred total pre-tax cash charges of approximately $27 million in severance pay expenses and related cash expenses in connection with the strategic workforce realignment, net of reversals for adjustments to original estimates totaling $2 million. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for forfeited unvested awards. Of the net estimated total strategic workforce realignment pre-tax expense of approximately $15 million, $12 million was related to the U.S. segment and $3 million was related to the International segment. As of December 31, 2008, there were no remaining accruals related to the strategic workforce realignment.

Cost Reduction Initiatives.

The cost reduction initiatives include reductions in our global workforce and the consolidation and exit of certain real estate facilities. In the fourth quarter of 2008, we incurred severance, facility and other restructuring costs of $110 million, offset by $18 million in related stock-based compensation expense reversals for unvested stock awards, resulting in a net restructuring charge of $92 million.

Employee severance pay and related charges include benefits relating to notification periods, severance, outplacement services and employer related taxes on these benefits. In the fourth quarter of 2008, we incurred pre-tax charges of $82 million for employee severance pay expenses and related cash expenditures in connection with these reductions in our global workforce.

We also began to consolidate and exit selected facilities beginning in the fourth quarter of 2008 and expect to continue this process through the end of 2009. During the year ended 2008, we vacated and ceased use of a significant portion of three facilities in the U.S. and two facilities internationally. We recorded restructuring charges of $24 million in the fourth quarter of 2008 for exited facilities of which $16 million related to non-cancelable lease costs and $8 million related to the write-off of tenant improvements, furniture and fixtures. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. The remaining lease obligations will be settled over the remaining lease terms which expire through fiscal 2017 and will be adjusted for changes in estimates or the impact of sublease contracts. In addition, we incurred $3 million in professional services relating to the restructuring and $1 million in contract termination costs.

Of the net restructuring charges for the cost reduction initiatives of approximately $92 million, $68 million was related to the U.S. segment and $24 million was related to the International segment.

As of December 31, 2008, the aggregate $90 million outstanding restructuring liability with respect to the cost reduction initiatives relates to $70 million of employee severance pay expenses, which we expect to substantially pay out by the end of the second quarter of 2009, and $20 million to non-cancelable lease costs, which we expect to pay over the lives of the related obligations which extend to the end of fiscal 2017. Of the $90 million restructuring liability as of December 31, 2008, $68 million related to the U.S. segment and $22 million related to the International segment.

In addition to the charges described above, we currently expect to incur charges in 2009 of between $35 million and $45 million for non-cancelable lease costs, relocation costs, and the write-off of tenant improvements and furniture and fixtures as we continue to exit facilities identified as part of the 2008 cost reduction initiatives. See Note 16—“Restructuring charges, net” in the Notes to the consolidated financial statements for additional information.

Goodwill Impairment Charge. We conducted our annual goodwill impairment test as of October 31, 2008 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” As a result of this test, we concluded that the carrying value of our European reporting unit exceeded its fair value and recorded a goodwill impairment charge of approximately $488 million. The fair values of our other reporting units exceeded their carrying values by a significant margin and therefore goodwill in those reporting units was not impaired. The goodwill impairment in our European reporting unit resulted from a combination of factors, including the current global economic downturn, a persistent decline in business conditions in the region, reductions in our projected operating results and estimated future cash flows, and decreases in revenue and earnings multiples of comparable companies in the region.

Significant changes in the economic environment and our operating results may result in future impairment of our reporting units. See Note 5—“Goodwill” in the Notes to the consolidated financial statements for additional information. We had no goodwill impairment charges in the years ended December 31, 2007 or 2006.

Other Income, Net. Other income, net was as follows (in thousands):

	Years Ended December 31,			2006-2007 Dollar Change	2007-2008 Dollar Change
	2006	2007	2008
Interest and investment income	$143,310	$129,541	$86,056	$(13,769)	$(43,485)
Investment gains (losses), net	(3,527)	1,730	(351)	5,257	(2,081)
Gain on divestiture of Yahoo! China	15,158	8,066	—	(7,092)	(8,066)
Gain on sale of Overture Japan	—	6,175	—	6,175	(6,175)
Gain on sale of Kelkoo SAS	—	—	25,149	—	25,149
Other	2,093	8,499	(28,016)	6,406	(36,515)

Total other income, net	$157,034	$154,011	$82,838	$(3,023)	$(71,173)

Other income, net was $83 million for the year ended December 31, 2008, a decrease of $71 million, as compared to 2007. Interest and investment income for the year ended December 31, 2008 decreased $43 million due to lower average interest rates, compared to 2007. In the year ended December 31, 2008, higher average invested balances for 2008, as compared to 2007, were offset by lower average interest rates of 2.8 percent in 2008, compared to 4.3 percent in 2007. Other decreased by $37 million for the year ended December 31, 2008, as compared to 2007, primarily due to foreign exchange re-measurement of assets and liabilities denominated in non-functional currencies. Other income, net for the year ended December 31, 2007 included a $6 million gain from the sale of Overture Japan and an $8 million non-cash gain arising from the reduction in our ownership in Alibaba Group, which was treated as an incremental sale of additional equity interests in Yahoo! China. Other income, net for the year ended December 31, 2008 included a $25 million gain from the sale of Kelkoo SAS.

Other income, net was $154 million for the year ended December 31, 2007, a decrease of $3 million, as compared to 2006. In the year ended December 31, 2007, there was an increase in interest offset by a decrease in investment income, as compared to 2006 as higher average interest rates were more than offset by lower average invested balances. The average interest rate was approximately 4.3 percent in 2007, compared to 3.9 percent in 2006. Our foreign currency transaction gains, net also increased $7 million for the year ended December 31, 2007. Additionally, our recorded non-cash gain arising from the reduction in our ownership in Alibaba Group, which was treated as an incremental sale of additional equity interests in Yahoo! China, was $8 million for the year ended December 31, 2007, compared to non-cash gains of $15 million for this item in 2006 as a result of a reduction in our ownership in Alibaba Group from approximately 46 percent to 44 percent in 2006 and from 44 percent to 43 percent in 2007.

Other income, net may fluctuate in future periods due to changes in our average investment balances, changes in interest and foreign exchange rates, realized gains and losses on investments, and impairments of investments.

Income Taxes. The provision for income taxes for the year ended December 31, 2008 differs from the amount computed by applying the federal statutory income tax rate primarily due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, increase in valuation allowance, and a non-deductible goodwill impairment charge.

The following table summarizes the differences between our provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes (dollars in thousands):

	Years Ended December 31,
	2006(2)	(1)	2007(2)	(1)	2008	(1)
Income tax at the United States federal statutory rate of 35 percent	$384,300	35%	$297,297	35%	$33,530	35%
State income taxes, net of federal benefit	43,297	4%	32,942	4%	(8,395)	(9)%
Change in valuation allowance	15,206	1%	9,806	1%	25,674	27%
Stock-based compensation expense	18,652	2%	34,011	4%	44,938	47%
Research tax credits	(5,300)	0%	(8,618)	(1)%	(13,954)	(15)%
Effect of non-U.S. operations	5,246	0%	(37,238)	(4)%	18,403	19%
Meals and entertainment	1,911	0%	2,770	0%	2,816	3%
Settlement with tax authorities	—	—	—	—	(5,245)	(5)%
Goodwill impairment charge	—	—	—	—	170,644	178%
Other	(5,301)	0%	6,293	1%	(5,694)	(6)%

Provision for income taxes	$458,011	42%	$337,263	40%	$262,717	274%

(1)	Percent of income before provision for income taxes, earnings in equity interests, and minority interests.

(2)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

Our effective tax rate for the year ended December 31, 2008 was 274 percent, compared to 40 percent in the prior year. The higher effective tax rate in 2008 was mainly attributable to a decrease in 2008 pre-tax income resulting from a $488 million goodwill impairment charge, the majority of which was non-deductible for tax purposes, as well as the impact of the geographic mix of earnings. The 2008 state income tax provision reflects the cumulative tax benefit of a favorable state tax ruling granted in 2008 and retroactive to 2007. Our effective tax rate for the year ended December 31, 2007 was 40 percent, compared to 42 percent in 2006. The decreased rate was mainly attributable to the tax benefit related to the release of deferred tax liabilities in connection with changes to our worldwide entity structure in 2007.

Earnings in Equity Interests. Earnings in equity interests for the year ended December 31, 2008 was approximately $597 million, including a $401 million non-cash gain related to Alibaba Group’s IPO of Alibaba.com, net of tax. In connection with the IPO, we made a direct investment of 1 percent in Alibaba.com. In 2008, we also recorded an impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of the Alibaba.com investment to fair value. Earnings in equity interests for the year ended December 31, 2007 was approximately $151 million (net of $7 million related to tax benefits on dividends received and net of $17 million related to the tax benefit of our share of Alibaba Group’s loss). Earnings in equity interests for the year ended December 31, 2006 was $112 million (net of $6 million related to tax expense on dividends received and net of $7 million related to the tax benefit of our share of Alibaba Group’s loss). See Note 4—“Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information.

Minority Interests in Operations of Consolidated Subsidiaries. Minority interests in operations of consolidated subsidiaries represents the minority holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our financial statements. Minority interests in operations of consolidated subsidiaries was approximately $6 million in 2008, compared to $3 million and $1 million in 2007 and 2006, respectively. Minority interests recorded in 2008, 2007, and 2006 were related to our Yahoo! 7 joint venture arrangement.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides revenues and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense includes income from operations before depreciation, amortization and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization, and stock-based compensation expense is an appropriate measure for evaluating the operational performance of our segments. However, this measure should be considered in addition to and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

Summarized information by segment was as follows (dollars in thousands):

	Years Ended December 31,						2006-2007 % Change	2007-2008 % Change
	2006	(*)	2007	(*)	2008	(*)
Revenues by segment:
United States	$4,365,922	68%	$4,727,123	68%	$5,189,868	72%	8%	10%
International	2,059,757	32%	2,242,151	32%	2,018,634	28%	9%	(10)%

Total revenues	$6,425,679	100%	$6,969,274	100%	$7,208,502	100%	8%	3%

(*)	Percent of total revenues.

	Years Ended December 31,			2006-2007 % Change	2007-2008 % Change
	2006	2007	2008
Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$1,451,656	$1,433,617	$1,212,821	(1)%	(15)%
International	454,261	493,418	(2,218)	9%	(100)%

Total segment operating income before depreciation, amortization, and stock-based compensation expense	1,905,917	1,927,035	1,210,603	1%	(37)%
Depreciation and amortization	(540,021)	(659,195)	(790,033)	22%	20%
Stock-based compensation expense	(424,930)	(572,427)	(407,607)	35%	(29)%

Income from operations	$940,966	$695,413	$12,963	(26)%	(98)%

Revenues are attributed to individual countries according to the international online property that generated the revenues. No single foreign country accounted for more than 10 percent of revenues in 2008, 2007, or 2006, respectively.

United States. U.S. revenues for the year ended December 31, 2008 increased approximately $463 million, or 10 percent, as compared to 2007. U.S. revenues for the year ended December 31, 2007 increased approximately $361 million, or 8 percent, as compared to 2006. The year-over-year increases in 2008 and 2007 were a result of growth in advertising across Yahoo! Properties. More than 95 percent of the 2008 increase, or $458 million, came from marketing services revenues. Approximately 79 percent of the 2007 increase, or $286 million, came from marketing services revenues. Over the past year, our expanding user base has contributed to the growth in our advertising revenues. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2008 decreased $221 million, or 15 percent, as compared to 2007. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2008 includes restructuring charges of $107 million. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2007 decreased $18 million, or 1 percent, as compared to 2006.

International. International revenues for the year ended December 31, 2008 decreased approximately $224 million, or 10 percent, compared to 2007. More than 95 percent of the international revenues decrease in 2008 came from marketing services revenues. The year-over-year decrease is the result of the sale of Overture Japan to Yahoo! Japan which negatively impacted revenues by approximately $300 million. Previously, we earned search marketing revenues from advertisers and paid TAC to Yahoo! Japan. In the third quarter of 2007, we initiated a new commercial arrangement with Yahoo! Japan in which we now provide search marketing services to Yahoo! Japan for a service fee. Under this new arrangement, we record marketing services revenues from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. International operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2008 decreased $496 million, or 100 percent, as compared to 2007. The decrease in international operating income before depreciation, amortization, and stock-based compensation year-over-year is primarily due to the $488 million goodwill impairment charge related to our European reporting unit which is part of our International segment. See Note 5—“Goodwill” in the Notes to the consolidated financial statements for additional information. In addition, international operating loss before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2008 includes restructuring charges of $30 million.

International revenues for the year ended December 31, 2007 increased approximately $182 million, or 9 percent, as compared to 2006. More than 95 percent of the international revenues increase in 2007 came from marketing services revenues. The year-over-year growth in international marketing services revenues can be attributed to our increased penetration into existing markets, coupled with growth of the global online advertising marketplace. International operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2007 increased $39 million, or 9 percent, as compared to 2006.

International revenues accounted for approximately 28 percent of total revenues during 2008 and 32 percent of total revenues during both 2007 and 2006, respectively. International revenues in 2008 decreased $224 million, or 10 percent, as compared to 2007. Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian Dollars, British Pounds, Euros, Korean Won, and Taiwan Dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from 2007, our international revenues for 2008 would have been higher than we reported by approximately $32 million and our International segment operating loss before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $120 million (which includes $96 million related to the goodwill impairment).

Transactions

Significant acquisitions and strategic investments completed in the last three years include the following:

•	January 2006—Strategic partnership with Seven Network Limited, an Australian media company, to form Yahoo! 7;

•

June 2006—Investment of approximately 10 percent interest in Gmarket Inc. (“Gmarket”), a retail e-commerce provider in South Korea, for $61 million. An additional investment was made in 2007 for $8 million;

•

October 2006—Investment of approximately 20 percent interest in Right Media Inc. (“Right Media”), an online advertising exchange. In July 2007, we purchased the remaining equity interests in Right Media Inc. for a total purchase price of $524 million;

•	October 2007—Acquired Zimbra, Inc. (“Zimbra”), a provider of e-mail and collaboration software for a total purchase price of $303 million;

•	October 2007—Acquired BlueLithium, Inc. (“BlueLithium”), an online global advertising network company for a total purchase price of $255 million;

•	November 2007—Purchased approximately 1 percent of Alibaba.com for a total purchase price of approximately $101 million in the IPO on the Hong Kong Stock Exchange of Alibaba.com; and

•	February 2008—Acquired Maven Networks, Inc. (“Maven”), a leading online video platform provider for $143 million.

See Note 3—“Acquisitions” and Note 4—“Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information relating to these and other transactions.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2008 (dollars in thousands):

	2006	2007	2008
Cash and cash equivalents	$1,569,871	$1,513,930	$2,292,296
Short-term marketable debt securities	1,031,528	487,544	1,159,691
Long-term marketable debt securities	935,886	361,998	69,986

Total cash, cash equivalents, and marketable debt securities	$3,537,285	$2,363,472	$3,521,973

Percentage of total assets	31%	19%	26%

Cash Flow Highlights	2006	2007	2008
Net cash provided by operating activities	$1,371,576	$1,918,899	$1,880,241
Net cash used in investing activities	$(193,681)	$(572,502)	$(1,311,783)
Net cash (used in) provided by financing activities	$(1,094,624)	$(1,442,008)	$332,406

Our operating activities for each year in the three years ended December 31, 2008 have generated adequate cash to meet our operating needs. As of December 31, 2008, we had cash, cash equivalents, and marketable debt securities totaling $3.5 billion, compared to $2.4 billion as of December 31, 2007. During the year ended December 31, 2008, we invested $79 million in direct stock repurchases, a net $675 million in capital expenditures, and a net $209 million in acquisitions. The cash used for these investments was offset by $1.9 billion of cash generated from operating activities (including a $350 million one-time payment from AT&T Inc.) and $363 million from the issuance of common stock as a result of the exercise of employee stock options. In 2008, $77 million was used for tax withholdings related to net share settlements of restricted stock awards and restricted stock units.

We have accrued U.S. federal income taxes on the earnings of our foreign subsidiaries except to the extent the earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2008, approximately $1.5 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the U.S. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

We invest excess cash predominantly in money market funds and marketable debt securities that are liquid, highly rated, and the majority of which have effective maturities of less than one year. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices of the historical underlying security or from readily available pricing sources for the identical underlying securities that may not be actively traded as of the valuation date. As of December 31, 2008, certain of our marketable debt securities had a fair value below cost due to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment and review factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value. We have the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment and expect to realize the full value of all of these investments upon maturity or sale.

We expect to continue to generate positive cash flow from operations for the first quarter of 2009. We use cash generated by operations as our primary source of liquidity because we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity, or debt securities, or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 8—“Investments” in the Notes to the consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense net of stock-based restructuring expense reversals, non-cash restructuring charges, goodwill impairment, tax benefits from stock-based awards, and excess tax benefits from stock-based awards. Cash provided by operating activities was greater than net income in 2008 mainly due to the net impact of non-cash adjustments to income. In the year ended December 31, 2008, operating cash flows were positively impacted by changes in working capital balances, including a one-time payment from AT&T Inc. In each of the three years ended December 31, 2008, 2007, and 2006, cash flows from operations were reduced by the increase in our accounts receivable balance, mainly reflecting increases in revenues. Additionally, in the years ended December 31, 2008, 2007, and 2006, there were significant increases in accrued expenses and other liabilities that positively impacted cash flow from operations. In 2008, these increases were mainly due to higher accrual balances for restructuring. In 2007, these increases were mainly due to higher accrual balances for taxes payable. In 2006, these increases were mainly due to TAC payments to Affiliates.

Cash used in investing activities is primarily attributable to capital expenditures, purchases, sales and maturities of marketable debt securities, purchases of intangible assets, as well as acquisitions including our strategic investments. Our capital expenditures totaled $675 million, $602 million, and $689 million in 2008, 2007, and 2006, respectively. Our capital expenditures have been primarily used for purchases and internal development of software to support our offerings and our increased number of users. We invested a net $209 million in acquisitions, including strategic investments, in 2008, compared to $974 million and $142 million in 2007 and 2006, respectively. Acquisitions and investments in 2008 included the cash outlay for our acquisition of Maven. Acquisitions and investments in 2007 included cash outlays for our acquisitions of Right Media, Zimbra, and BlueLithium and an investment in Alibaba.com. Our investments in Yahoo! 7, Gmarket and Right Media were the main cash outlays in 2006. In 2008, we utilized $368 million for net purchases of marketable debt securities, compared to cash proceeds from the net sales and maturities of marketable debt securities of $1.1 billion and $623 million in 2007 and 2006, respectively.

Cash used in financing activities is driven by employee option exercises and employee stock purchases offset by our stock repurchases. Our cash proceeds from employee option exercises and employee stock purchases were $363 million in 2008, compared to $375 million and $318 million in 2007 and 2006, respectively.

During 2008, we invested $79 million in the direct repurchase of 3.4 million shares of our common stock at an average price of $23.39 per share. In addition, certain restricted stock awards that vested during 2008 were subject to statutory tax withholding obligations. We reacquired 1.1 million shares of restricted stock awards to satisfy the tax withholding obligations and $27 million was recorded as treasury stock. We paid $50 million related to the net share settlement of 2.2 million shares of restricted stock units which was recorded as a reduction of additional paid-in-capital. During 2007, we used $1.6 billion in the direct repurchase of 57.9 million shares of our common stock at an average price of $27.34 per share. In addition, certain restricted stock awards that vested during 2007 were subject to statutory tax withholding obligations. We reacquired 70,000 shares of restricted stock awards to satisfy the tax withholding obligations and $2 million was recorded as treasury stock. We paid $4 million related to the net share settlement of 156,000 shares of restricted stock units which was recorded as a reduction of additional paid-in-capital. During 2006, we used $1.8 billion in the direct repurchase of 61.5 million shares of our common stock at an average price of $28.98 per share.

In the third quarter of 2007, a $250 million structured stock repurchase transaction, which was entered into in the first quarter of 2007, settled and matured. On the maturity date, we received 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share. In 2006, we entered into structured stock repurchase transactions resulting in a total cash outlay of $0.5 billion. This $0.5 billion cash outlay was offset by cash receipts of $272 million from the settlement of a structured stock repurchase transaction entered into in 2005 for a net cash usage of $228 million for these transactions in 2006.

In 2008, 2007, and 2006, $125 million, $35 million, and $597 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. We have accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows. See Note 12—“Employee Benefits” in the Notes to the consolidated financial statements for additional information.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (“the Notes”) which matured on April 1, 2008. During the year ended December 31, 2008, $750 million of the Notes were converted into 36.6 million shares of Yahoo! common stock. See Note 9—“Debt” in the Notes to the consolidated financial statements for additional information.

Stock repurchases

In October 2006, our Board of Directors (the “Board”) authorized a stock repurchase program for us to repurchase up to $3.0 billion of our outstanding shares of common stock from time to time over the next five years from the date of authorization, depending on market conditions, stock price, and other factors. We repurchase our common stock from time to time primarily to reduce the dilutive effects of our stock options, awards, and employee stock purchase plan. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Under this program, during the year ended December 31, 2008, we repurchased 3.4 million shares of common stock at an average price of $23.39 per share. Total cash consideration for the repurchased stock was $79 million. In addition, upon the vesting of certain restricted stock awards during the year ended December 31, 2008, we reacquired 1.1 million shares of such vested stock to satisfy tax withholding obligations. These repurchased shares were recorded as $27 million of treasury stock and reduced the number of common shares outstanding by 1.1 million, accordingly. Treasury stock is accounted for under the cost method. See Note 11—“Stockholders’ Equity” in the Notes to the consolidated financial statements for additional information.

Capital expenditures

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $675 million in 2008, compared to $602 million in 2007 and $689 million in 2006, which included $112 million for a land purchase in Santa Clara, California. Our capital expenditures in the first quarter of 2009 are expected to be consistent with the first quarter of 2008.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2008 (in millions):

	Payments Due by Period
	Total	Due in 2009	Due in 2010-2011	Due in 2012-2013	Thereafter
Operating lease obligations(1)	861	149	235	178	299
Capital lease obligation(2)	82	7	14	15	46
Affiliate commitments(3)	360	142	218	—	—
Non-cancelable obligations(4)	178	92	67	15	4
FIN 48 obligations including interest and penalties(5)	358	6	—	—	352

Total contractual obligations	$1,839	$396	$534	$208	$701

(1)

We have entered into various non-cancelable operating lease agreements for our offices throughout the U.S. and for our international subsidiaries with original lease periods up to 23 years, expiring between 2009 and 2027. See Note 13—“Commitments and Contingencies” in the Notes to the consolidated financial statements for additional information.

(2)

During the year ended December 31, 2008, we entered into an 11 year lease agreement for a data center in the western U.S. Of the total expected minimum lease commitment of $105 million, $21 million is classified as an operating lease for real estate and $84 million is classified as a capital lease for equipment. We have the option to renew this lease for up to an additional 10 years.

(3)	We are obligated to make minimum payments under contracts to provide sponsored search and/or display advertising services to our Affiliates, which represent TAC.

(4)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth, and content arrangements.

(5)

As of December 31, 2008, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $358 million, of which $6 million is classified as accrued expenses and other current liabilities and $352 million is classified as deferred and other long-term tax liabilities, net on our consolidated balance sheets. As of December 31, 2008, the settlement period for the $352 million long-term income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $52 million through 2023.

Other Commitments. In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint venture and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our consolidated financial statements.

As of December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board and the Audit Committee has reviewed the disclosure below. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Revenue Recognition. Our revenues are generated from marketing services and fees. Marketing services revenues are generated from several offerings including: the display of textual, graphical advertisements, display of text-based links to advertisers’ Websites, listing based services, and commerce-based transactions. Fees revenues include revenues from a variety of consumer and business fee-based services. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we may enter into certain sales transactions that involve multiple elements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) how the arrangement consideration should be allocated among potential multiple elements; (3) when to recognize revenue on the deliverables; (4) whether all elements of the arrangement have been delivered; (5) whether the arrangement should be reported gross as a principal versus net as an agent; (6) whether we receive a separately identifiable benefit from the purchase arrangements with our customer for which we can reasonably estimate fair value; and (7) whether the arrangement should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Income Taxes. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48. See Note 10—“Income Taxes” in the Notes to the consolidated financial statements for additional information. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

We record a valuation allowance against certain of our deferred income tax assets if it is more likely than not that those assets will not be realized. In evaluating our ability to realize our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize these deferred income tax assets in the future, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes. We increased our valuation allowance by $17 million during the year ended December 31, 2008. This increase is mainly attributable to international net operating loss carryforwards.

Goodwill. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of our reporting units to their carrying values, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

Our reporting units are based on geography, either at the operating segment level or one level below operating segments. The fair values of our reporting units are estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants and is consistent with the methodology used for the goodwill impairment test in the prior year. In addition, we ensure that the fair values estimated under these two approaches are consistent with each other. Under the market approach, we utilize publicly-traded comparable company information to determine revenue and earnings multiples that are used to value our reporting units adjusted for an estimated control premium. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including selection of market comparables, estimated future cash flows, and discount rates. These components are discussed below:

•	Market comparables

We select comparable companies in the specific regions in which our reporting units operate based on similarity of type of business, primarily those involved in online advertising, and relative size of those companies compared to our reporting units. Trailing and forward revenue and earnings multiples derived from these comparable companies are applied to financial metrics of each reporting unit to determine their estimated fair values.

•	Estimated future cash flows

We base cash flow projections for each reporting unit using a five-year forecast of free cash flows and a terminal value based on the Perpetuity Growth Model. The five-year forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in our fourth quarter. Key assumptions in estimating future cash flows include, among other items, revenue and operating expense growth rates, terminal value growth rate, and capital expenditure and working capital levels. Significant management judgment is involved in determining these assumptions.

•	Discount rates

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine the discount rates used in our cash flow projections. The determination of the discount rates for each reporting unit includes factors such as the risk-free rate of return and the return an outside investor would expect to earn based on the overall level of inherent risk. The determination of expected returns includes consideration of the beta (a measure of risk) of traded securities of comparable companies. The discount rates used in this year’s goodwill impairment test were higher than the prior year to take into account the increased risk of achieving forecasts given the prevailing macroeconomic and capital market conditions. A two percent increase or decrease in the discount rates in each of the reporting units would not affect the outcomes of the first step of the goodwill impairment test.

The sum of the fair values of our reporting units is reconciled to our market capitalization adjusted for an estimated control premium.

We conducted our annual goodwill impairment test as of October 31, 2008 and determined that the fair values of our reporting units, with the exception of our European reporting unit, exceeded their carrying values by a significant margin and therefore goodwill in those reporting units was not impaired. We concluded that the carrying value of our European reporting unit exceeded its fair value and recorded a goodwill impairment charge of approximately $488 million. See Note 5—“Goodwill” in the Notes to the consolidated financial statements for additional information.

Significant changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger future impairment.

Intangible Assets. We amortize intangible assets over their estimated useful lives. Identifiable amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect estimated future cash flows relating to our intangible assets which could trigger impairment. No impairments of intangible assets were identified during any of the periods presented.

Investments in Equity Interests. We account for investments in the common stock of entities in which we have the ability to exercise significant influence but do not own a majority equity interest or otherwise control using the equity method. In accounting for these investments we record our proportionate share of the entities’ net income or loss, one quarter in arrears.

We review our investments in equity interests for impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as the stock prices of public companies in which we have an equity investment, current economic and market conditions, the operating performance of the companies, including current earnings trends and forecasted cash flows, and other company and industry specific information. The fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of whether any identified impairment is other-than-temporary.

Stock-Based Compensation Expense. Effective January 1, 2006, we adopted SFAS 123R using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of

SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation expense for those shares expected to vest over the service period of the award.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based options, stock price volatility, and the pre-vesting award forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year ended December 31, 2008 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. In addition, because many of our stock-based awards have vesting schedules of two or three years cliff vests, a significant change in our actual or expected forfeiture experience will result in the reversal of stock-based compensation which was recorded in prior years for all unvested awards. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. See Note 12—“Employee Benefits” in the Notes to the consolidated financial statements for additional information.

Recent Accounting Pronouncements. See Note 1—“The Company and Summary of Significant Accounting Policies” in the Notes to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in the market values of our investments.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We invest excess cash in money market funds and liquid marketable debt instruments of the U.S. Government and its agencies, state municipalities, and in high-quality corporate issuers.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2008 and 2007, we had investments in short-term marketable debt securities of approximately $1.2 billion and $488 million, respectively. Such investments had a weighted-average yield of approximately 1.2 percent and 4.5 percent, respectively. As of December 31, 2008 and 2007, we had investments in long-term marketable debt securities of approximately $70 million and $362 million, respectively. Such investments had a weighted average yield of approximately 4.0 percent and 5.0 percent, respectively.

A hypothetical 100 basis point increase in interest rates would result in an approximate $2 million and $4 million decrease (approximately 1 percent), respectively, in the fair value of our available-for-sale debt securities as of December 31, 2008 and 2007.

Foreign Currency Risk. International revenues accounted for approximately 28 percent of total revenues during 2008 and 32 percent of total revenues during both 2007 and 2006, respectively. International revenues in 2008 decreased $224 million, or 10 percent, as compared to 2007. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian Dollars, British Pounds, Euros, Korean Won, and Taiwan Dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from 2007, our international revenues for 2008 would have been higher than we reported by approximately $32 million and our International segment operating loss before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $120 million (which includes $96 million related to the goodwill impairment).

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We recorded foreign currency transaction gains and losses, realized and unrealized, in other income, net on the consolidated statements of income, of approximately $25 million of net losses in 2008 and net gains of $7 million and $5 million in 2007 and 2006, respectively.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We invest excess cash in marketable debt securities and strategic public equity investments.

Our cash and debt investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A portion of our cash is managed by external managers within the guidelines of our investment policy. Our investment policy limits the amount of credit exposure to any one corporate issuer. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2008 and 2007, net unrealized gains and losses on these investments were not material.

We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale or investment in equity interests. These investments may be subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of available-for-sale investments, which were not material as of December 31, 2008 and 2007. Our investments in available-for-sale equity securities amounted to $87 million and $126 million, respectively, as of December 31, 2008 and 2007. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these available-for-sale investments, the fair value of our equity investments would decrease by approximately $9 million as of December 31, 2008 and $13 million as of December 31, 2007. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of our direct investment in Alibaba.com to fair value.

Item 8.	Financial Statements and Supplementary Data

Page
Index To Consolidated Financial Statements

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	55
Consolidated Statements of Income for each of the three years in the period ended December 31, 2008	56
Consolidated Balance Sheets as of December 31, 2007 and 2008	57
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008	58
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2008	60
Notes to Consolidated Financial Statements	62

Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2008	110
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2008	111

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2007 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 27, 2009

Yahoo! Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2006	2007	2008
	(In thousands, except per share amounts)
Revenues	$6,425,679	$6,969,274	$7,208,502
Cost of revenues	2,675,723	2,838,758	3,023,362

Gross profit	3,749,956	4,130,516	4,185,140

Operating expenses:
Sales and marketing	1,322,259	1,610,357	1,563,313
Product development	833,147	1,084,238	1,221,787
General and administrative	528,798	633,431	705,136
Amortization of intangibles	124,786	107,077	87,550
Restructuring charges, net	—	—	106,854
Goodwill impairment charge	—	—	487,537

Total operating expenses	2,808,990	3,435,103	4,172,177

Income from operations	940,966	695,413	12,963
Other income, net	157,034	154,011	82,838

Income before provision for income taxes, earnings in equity interests, and minority interests	1,098,000	849,424	95,801
Provision for income taxes	(458,011)	(337,263)	(262,717)
Earnings in equity interests	112,114	150,689	596,979
Minority interests in operations of consolidated subsidiaries	(712)	(2,850)	(5,765)

Net income	$751,391	$660,000	$424,298

Net income per share—basic	$0.54	$0.49	$0.31

Net income per share—diluted	$0.52	$0.47	$0.29

Shares used in per share calculation—basic	1,388,741	1,338,987	1,369,476

Shares used in per share calculation—diluted	1,457,686	1,405,486	1,400,101

Stock-based compensation expense by function:
Cost of revenues	$6,621	$10,628	$13,813
Sales and marketing	155,084	246,472	182,826
Product development	144,807	218,207	178,091
General and administrative	118,418	97,120	63,113
Restructuring expense reversals	—	—	(30,236)

Total stock-based compensation expense	$424,930	$572,427	$407,607

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,
	2007	2008
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,513,930	$2,292,296
Short-term marketable debt securities	487,544	1,159,691
Accounts receivable, net of allowance of $46,521 and $51,600, respectively	1,055,532	1,060,450
Prepaid expenses and other current assets	180,716	233,061

Total current assets	3,237,722	4,745,498
Long-term marketable debt securities	361,998	69,986
Property and equipment, net	1,331,632	1,536,181
Goodwill	4,002,030	3,440,889
Intangible assets, net	611,497	485,860
Other long-term assets	503,945	233,989
Investments in equity interests	2,180,917	3,177,445

Total assets	$12,229,741	$13,689,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$176,162	$151,897
Accrued expenses and other current liabilities	1,006,188	1,139,894
Deferred revenue	368,470	413,224
Short-term debt	749,628	—

Total current liabilities	2,300,448	1,705,015
Long-term deferred revenue	95,129	218,438
Capital lease and other long-term liabilities	28,086	77,062
Deferred and other long-term tax liabilities, net	260,993	420,372
Commitments and contingencies	—	—
Minority interests in consolidated subsidiaries	12,254	18,019
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,534,893 and 1,600,220 shares issued, respectively, and 1,330,828 and 1,391,560 shares outstanding, respectively	1,527	1,595
Additional paid-in capital	9,937,010	11,548,393
Treasury stock at cost, 204,065 and 208,660 shares, respectively	(5,160,772)	(5,267,484)
Retained earnings	4,423,864	4,848,162
Accumulated other comprehensive income	331,202	120,276

Total stockholders’ equity	9,532,831	11,250,942

Total liabilities and stockholders’ equity	$12,229,741	$13,689,848

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2007	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$751,391	$660,000	$424,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	302,161	409,366	508,812
Amortization of intangible assets	237,860	249,829	281,221
Stock-based compensation expense	424,930	572,427	437,843
Stock-based restructuring expense reversals	—	—	(30,236)
Non-cash restructuring charges	—	—	7,925
Goodwill impairment charge	—	—	487,537
Tax benefits from stock-based awards	626,009	76,138	117,716
Excess tax benefits from stock-based awards	(597,118)	(35,427)	(125,114)
Deferred income taxes	(274,433)	(212,742)	(35,324)
Earnings in equity interests	(112,114)	(150,689)	(596,979)
Dividends received from equity investee	12,908	15,156	18,942
Minority interests in operations of consolidated subsidiaries	712	2,850	5,765
Gains from sales of investments, assets, and other, net	(15,125)	(27,928)	(19,622)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(185,196)	(88,738)	(62,082)
Prepaid expenses and other	(9,567)	133,185	(15,590)
Accounts payable	30,413	45,101	(23,840)
Accrued expenses and other liabilities	174,566	184,805	325,030
Deferred revenue	4,179	85,566	173,939

Net cash provided by operating activities	1,371,576	1,918,899	1,880,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(689,136)	(602,276)	(674,829)
Purchases of marketable debt securities	(1,328,515)	(1,105,043)	(2,317,004)
Proceeds from sales of marketable debt securities	344,626	571,199	285,753
Proceeds from maturities of marketable debt securities	1,606,697	1,672,521	1,663,569
Acquisitions, net of cash acquired	(142,272)	(973,577)	(209,196)
Purchases of intangible assets	(5,810)	(110,378)	(71,310)
Other investing activities, net	20,729	(24,948)	11,234

Net cash used in investing activities	(193,681)	(572,502)	(1,311,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	318,103	375,066	363,354
Repurchases of common stock	(1,782,140)	(1,583,919)	(79,236)
Structured stock repurchases, net	(227,705)	(250,000)	—
Excess tax benefits from stock-based awards	597,118	35,427	125,114
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	—	(6,456)	(76,752)
Other financing activities, net	—	(12,126)	(74)

Net cash (used in) provided by financing activities	(1,094,624)	(1,442,008)	332,406

Effect of exchange rate changes on cash and cash equivalents	56,907	39,670	(122,498)
Net change in cash and cash equivalents	140,178	(55,941)	778,366
Cash and cash equivalents at beginning of year	1,429,693	1,569,871	1,513,930

Cash and cash equivalents at end of year	$1,569,871	$1,513,930	$2,292,296

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental cash flow disclosures:

Income taxes paid were $66 million, $141 million, and $70 million in the years ended December 31, 2006, 2007, and 2008, respectively. Interest paid was not material in any of the years presented.

During the year ended December 31, 2008, the holders of the Company’s zero coupon senior convertible notes (the “Notes”) converted $750 million of the Notes into 36.6 million shares of Yahoo! common stock. See Note 9—“Debt” for additional information.

During the year ended December 31, 2008, the Company entered into an 11 year lease agreement for a data center in the western United States (“U.S.”). Of the total expected minimum lease commitment of $105 million, $21 million is classified as an operating lease for real estate and $84 million is classified as a capital lease for equipment. See Note 13—“Commitments and Contingencies” for additional information.

Acquisition-related activities:

	Years Ended December 31,
	2006	2007	2008
	(In thousands)
Cash paid for acquisitions	$150,859	$1,019,755	$234,626
Cash acquired in acquisitions	(8,587)	(46,178)	(25,430)

	$142,272	$973,577	$209,196

Fair value of common stock and vested stock-based awards issued in connection with acquisitions	$—	$290,671	$—

During the year ended December 31, 2006, the Company contributed its Australian Internet business, Yahoo! Australia and New Zealand as consideration for its strategic partnership with Seven Network Limited. See Note 3—“Acquisitions” for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2006	2007	2008
	(In thousands)
Common stock
Balance, beginning of year	$1,470	$1,493	$1,527
Common stock issued	23	34	68

Balance, end of year	1,493	1,527	1,595

Additional paid-in capital
Balance, beginning of year	6,417,858	8,615,915	9,937,010
Common stock and stock-based awards issued and assumed	318,080	665,695	363,322
Stock-based compensation expense	451,467	593,451	434,639
Adoption of SFAS 123R	(235,394)	—	—
Change in deferred income tax asset valuation allowance	236,044	—	—
Gain in connection with business contribution	29,944	—	—
Tax benefits from stock-based awards	626,009	76,138	117,716
Tax withholdings related to net share settlements of restricted stock units	—	(4,466)	(49,276)
Structured stock repurchases, net	767,295	—	—
Debt conversions	80	287	749,516
Other	4,532	(10,010)	(4,534)

Balance, end of year	8,615,915	9,937,010	11,548,393

Treasury stock
Balance, beginning of year	(547,723)	(3,324,863)	(5,160,772)
Repurchases of common stock	(2,777,140)	(1,833,920)	(79,236)
Tax withholdings related to net share settlements of restricted stock awards	—	(1,989)	(27,476)

Balance, end of year	(3,324,863)	(5,160,772)	(5,267,484)

Retained earnings
Balance, beginning of year	2,966,169	3,717,560	4,423,864
Net income	751,391	660,000	424,298
Adoption of FIN 48	—	46,304	—

Balance, end of year	3,717,560	4,423,864	4,848,162

Accumulated other comprehensive income
Balance, beginning of year	(35,965)	150,505	331,202
Net change in unrealized gains/losses on available-for-sale securities, net of tax	38,018	5,074	(20,017)
Foreign currency translation adjustment, net of tax	148,452	175,623	(190,909)

Balance, end of year	150,505	331,202	120,276

Total stockholders’ equity	$9,160,610	$9,532,831	$11,250,942

Comprehensive income
Net income	$751,391	$660,000	$424,298
Other comprehensive income (loss):
Unrealized gains/(losses) on available-for-sale securities, net of taxes of $(29,914), $(8,131), and $18,736 for 2006, 2007, and 2008, respectively	32,961	2,999	(21,195)
Reclassification adjustment for realized losses included in net income, net of taxes of $(3,371), $(1,384), and $(785) for 2006, 2007, and 2008, respectively	5,057	2,075	1,178

Net change in unrealized gains/(losses) on available-for-sale securities, net of tax	38,018	5,074	(20,017)
Foreign currency translation adjustment, net of tax	148,452	175,623	(190,909)

Other comprehensive income (loss)	186,470	180,697	(210,926)

Comprehensive income	$937,861	$840,697	$213,372

The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
	2006	2007	2008
	Number of Outstanding Shares
	(In thousands)
Common stock
Balance, beginning of year	1,430,162	1,360,247	1,330,828
Common stock and restricted stock issued	23,150	36,968	28,609
Repurchases of common stock	(93,068)	(66,332)	(3,388)
Debt conversions	3	13	36,563
Tax withholdings related to net share settlements of restricted stock awards	—	(68)	(1,052)

Balance, end of year	1,360,247	1,330,828	1,391,560

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. Yahoo! is focused on powering its communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. Together with the Company’s owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), Yahoo! also provides its advertising offerings and access to Internet users beyond Yahoo! through its distribution network of third-party entities (“Affiliates”), who have integrated the Company’s advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. The Company generates revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services the Company provides to users are free, Yahoo! does charge fees for a range of premium services.

Basis of Presentation. The consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition. Certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, stock-based compensation, goodwill and other intangible assets, income taxes, contingencies, and restructuring charges. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

Revenue Recognition. The Company’s revenues are derived principally from services, which comprise marketing services for advertisers and publishers and offerings to users. The Company classifies these revenues as marketing services and fees.

The Company recognizes revenue on arrangements in accordance with Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB 104”). In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the related fee is reasonably assured. In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration given to customers, for which it does not receive a separately identifiable benefit or cannot reasonably estimate fair value, as a reduction of revenue rather than as an expense. In accordance with EITF No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” the Company also evaluates whether an arrangement should be characterized as revenue or a reimbursement of costs incurred. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Company reports revenue, for which it is the primary obligor in the arrangement and for which it provided a product or service, at the gross amount.

Marketing services revenues are generated from several offerings including the display of graphical advertisements (“display advertising”), the display of text based links to an advertiser’s Website (“search advertising”), listing based services, and commerce based transactions.

The Company recognizes revenues from display advertising on Yahoo! Properties as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to three years and in the majority of cases, the terms are less than one year or may be terminated at any time by the advertiser. Certain advertising agreements often involve multiple elements (arrangements with more than one deliverable).

The Company also recognizes revenues from search advertising, which are placed on Yahoo! Properties. Search advertising revenue is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

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

In addition to delivering search and display advertising on Yahoo! Properties, the Company also generates revenues from search and/or display advertising offerings on Affiliate sites. The Company pays Affiliates for the revenues generated from the display of these advertisements on the Affiliates’ Websites. These payments are called traffic acquisition costs (“TAC”). The revenues derived from these arrangements that involve traffic supplied by Affiliates are reported gross of the payment to Affiliates. These revenues are reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

Fees revenues consist of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, premium mail, music and personals offerings as well as services for small businesses. The Company recognizes fees revenues when the services are performed.

Current deferred revenue primarily comprises contractual billings in excess of recognized revenues and payments received in advance of revenue recognition. Long-term deferred revenue includes amounts received from customers for which services will not be delivered within the next 12 months.

Restructuring Charges. The Company has developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce operating expenses, and better align its resources to market conditions. As a result of these plans, the Company has recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of its workforce, office closures, losses on subleases and contract termination costs. These activities have been accounted for primarily in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for costs

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract before the end of its term be recognized when the entity terminated the contract in accordance with the contract terms. In addition, a portion of the Company’s restructuring costs related to international employees and have been accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an Amendment of FASB Statements No. 5 and 43 (“SFAS 112”) primarily as a result of statutory requirements.

These restructuring initiatives require management to make estimates in several areas including: (i) realizable values of assets made redundant, obsolete or excess; (ii) expenses for severance and other employee separation costs; and (iii) the ability to generate sublease income, and to terminate lease obligations at the estimated amounts.

Allowance for Doubtful Accounts. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Traffic Acquisition Costs (“TAC”). TAC consist of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo! Properties. The Company enters into agreements of varying duration that involve TAC. There are generally three economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate; variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as the number of searches or paid clicks or a combination of the two. The Company expenses, as cost of revenues, TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers. Agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $222 million, $220 million, and $190 million for 2006, 2007, and 2008, respectively.

Stock-Based Compensation Expense. Effective January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS 123R, the Company recognizes stock-based compensation expense net of an estimated forfeiture rate and therefore only recognizes compensation costs for those shares expected to vest over the service period of the award. Stock-based awards granted prior to the adoption of SFAS 123R are expensed over the remaining portion of their service period.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

These awards are expensed under an accelerated amortization approach using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123, “Accounting for Stock-Based Compensation.” For stock-based awards granted on or after January 1, 2006, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, generally one to four years.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. The Company estimates the expected life of options granted based on historical exercise patterns, which the Company believes are representative of future behavior. The Company estimates the volatility of its common stock on the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. The Company believes that implied volatility calculated based on actively traded options on its common stock is a better indicator of expected volatility and future stock price trends than historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of the Company’s stock-based awards that are granted and cancelled before vesting. If the Company’s actual forfeiture rate is materially different from the Company’s original estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 12—“Employee Benefits” for additional information.

The Company uses the “with and without” approach as described in EITF Topic No. D-32 in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the income statement.

Operating and Capital Leases. The Company leases office space and data centers under operating leases and certain data center equipment under capital lease agreements with original lease periods up to 23 years. Assets acquired under capital leases are amortized over the shorter of the remaining lease term or its estimated useful life which is generally ten to fifteen years. Certain of the lease agreements contain tenant improvements, rent holidays, and rent escalation provisions. For purposes of recognizing these lease incentives on a straight-line basis over the term of the lease, the Company uses the date of initial possession to begin amortization. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the period of straight- line recognition. For the year ended December 31, 2008, the Company expensed approximately $3 million of interest and recorded less than $1 million of accumulated amortization in connection with the capital lease.

Income Taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Company records a valuation allowance against particular deferred income tax assets if it is more likely than not that those assets will not be realized. The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities.

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. See Note 10—“Income Taxes” for additional information.

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that under GAAP are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on marketable debt and equity securities categorized as available-for-sale, as well as the Company’s share of its equity investees’ foreign currency translation adjustments.

Cash and Cash Equivalents, Short and Long-Term Marketable Debt Securities. The Company invests its excess cash in money market funds and liquid debt instruments of the U.S. Government and its agencies, state municipalities, and in high-quality corporate issuers which are classified as marketable debt securities. All investments with an original maturity of three months or less are considered cash equivalents. Investments with effective maturities of less than 12 months from the balance sheet date are classified as current assets. Investments with effective maturities greater than 12 months from the balance sheet date are classified as long-term assets.

The Company’s marketable debt securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. If appropriate, the Company records impairment charges equal to the amount that the carrying value of its available-for-sale securities exceeds the estimated fair market value of the securities as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. During the years ended December 31, 2006, 2007, and 2008, gross realized gains and losses on available-for-sale debt securities were not material.

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, and accounts receivable. The Company’s cash and debt investment policy and strategy attempt primarily to preserve capital and meet liquidity

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

requirements. A portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy limits the amount of credit exposure to any one corporate issuer. Yahoo! protects and preserves invested funds by limiting default, market, and reinvestment risk. To achieve this objective, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments in a variety of fixed income securities, including both government and highly rated corporate obligations and money market funds. Accounts receivable are typically unsecured and are derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2007 and 2008, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenues for 2006, 2007, or 2008.

Property and Equipment. Buildings are stated at cost and depreciated using the straight-line method over the estimated useful lives of 25 years. Leasehold improvements are amortized over the lesser of their expected useful lives and the remaining lease term. Computers and equipment and furniture and fixtures are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally two to five years. The Company recognized depreciation expense on property and equipment of approximately $302 million, $409 million, and $509 million for 2006, 2007, and 2008, respectively.

Property and equipment to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets that management expects to hold and use is based on the excess of the carrying value of the asset over its fair value. No impairments of such assets were identified during any of the periods presented.

Internal Use Software and Website Development Costs. The Company capitalized certain internal use software and Website development costs totaling approximately $84 million, $111 million, and $149 million during 2006, 2007, and 2008, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one and a half to three years. During 2006, 2007, and 2008, the amortization of capitalized costs totaled approximately $14 million, $48 million, and $81 million, respectively. Capitalized internal use software and Website development costs are included in property and equipment, net. Included in the capitalized amounts above are $14 million, $16 million, and $22 million, respectively, of stock-based compensation expense in the years ended December 31, 2006, 2007, and 2008.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying values, including goodwill. The Company’s reporting units are based on geography, either at the operating segment level or one level below operating segments. The fair values of the reporting units are estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. In addition, the fair values estimated under these two approaches are validated against each other to ensure consistency. Under the market approach, the Company utilizes publicly-traded comparable company information, specific to the regions in which the reporting units operate, to determine revenue and earnings multiples that are used to value the reporting units adjusted for an estimated control premium. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit discounted by an estimated

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The cash flow projections for each reporting unit are based on a five-year forecast of free cash flows, derived from the most recent annual financial forecast, and a terminal value based on the Perpetuity Growth Model. The sum of the fair values of the reporting units is reconciled to the Company’s market capitalization adjusted for an estimated control premium. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value.

The Company conducted its annual goodwill impairment test as of October 31, 2008 and determined that the fair values of its reporting units, with the exception of the European reporting unit, exceeded their carrying values therefore goodwill in those reporting units was not impaired. The Company concluded that the carrying value of the European reporting unit exceeded its fair value and recorded a goodwill impairment charge of approximately $488 million. See Note 5—“Goodwill” for additional information.

Intangible Assets. Intangible assets are amortized over their estimated useful lives, generally on a straight-line basis over less than one year to eight years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

Investments in Equity Interests. Investments in the common stock of entities in which the Company can exercise significant influence but does not own a majority equity interest or otherwise control are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company records its share of the results of these companies one quarter in arrears within earnings in equity interests on the consolidated statements of income. The Company reviews its investments for other-than-temporary impairment whenever events or changes in business circumstances indicate that the carrying value of the investment may not be fully recoverable. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as the stock prices of public companies in which the Company has an equity investment, current economic and market conditions, the operating performance of the companies including current earnings trends and forecasted cash flows, and other company and industry specific information.

Foreign Currency. The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and is often the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. In addition, the Company records translation gains (losses) related to its foreign equity method investments in accumulated other comprehensive income (loss). The Company records foreign currency transaction gains and losses, realized and unrealized in

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

other income, net on the consolidated statements of income. The Company recorded approximately $5 million and $7 million of net gains in 2006 and 2007, respectively, and $25 million of net losses in 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Accounting and Reporting of Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB 51” (“SFAS 160”), which will change the accounting for and reporting of business combination transactions and noncontrolling interests in consolidated financial statements. The provisions of SFAS 141R and SFAS 160 were effective for the Company on January 1, 2009. SFAS 141R had no impact on previously recorded acquisitions. SFAS 160 requires changes in classification and presentation of minority interests in the consolidated balance sheets, statements of income, and statements of stockholders’ equity.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R. The provisions of FSP FAS 142-3 were effective for the Company on January 1, 2009 and are not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 became effective for the Company on January 1, 2009 and requires retroactive application. The effect of applying FSP APB 14-1 on the Company’s debt is expected to reduce net income for the years ended December 31, 2006, 2007, and 2008 by $20 million, $21 million, and $5 million, respectively.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and requires retroactive application. The Company determined that restricted stock units issued from the Amended and Restated 1996 Directors’ Stock Plan (the “Directors’ Plan”) and restricted stock awards issued from the Company’s Amended and Restated 1995 Stock Plan (the “1995 Plan”) carry unforfeitable dividend rights. The Company has further evaluated the impact of this standard and anticipates that its retroactive application (which contemplates the impact of FSP APB 14-1 as

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

discussed above) will result in an expected adjustment of $0.02 on basic net income per share for the year ended December 31, 2006, an expected adjustment of $0.01 on basic net income per share for the year ended December 31, 2007, and an expected impact of $0.01 on diluted net income per share for the year ended December 31, 2006. No impact is expected on basic net income per share for the year ended December 31, 2008. No impact is expected on diluted net income per share for the years ended December 31, 2007 and 2008.

In November 2008, the FASB ratified the consensus reached by the EITF on Issue EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. The prospective provisions of EITF 08-6 were effective for the Company on January 1, 2009. The adoption of EITF 08-6 is not expected to have a material impact on the Company’s consolidated financial position, cash flows, or results of operations.

Note 2    BASIC AND DILUTED NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of common shares outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units, collectively referred to as “restricted stock awards” (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), and, prior to April 1, 2008, the conversion of the Company’s Notes (using the if-converted method). In applying the treasury stock method, the Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

For 2006, 2007, and 2008, potentially dilutive securities representing approximately 108 million, 128 million, and 140 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2007	2008
Basic:
Numerator:
Net income for basic calculation	$751,391	$660,000	$424,298

Denominator:
Weighted average common shares	1,393,424	1,342,754	1,370,898
Weighted average unvested restricted stock subject to repurchase	(4,683)	(3,767)	(1,422)

Denominator for basic calculation	1,388,741	1,338,987	1,369,476

Net income per share—basic	$0.54	$0.49	$0.31

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2006	2007	2008
Diluted:
Numerator:
Net income for basic calculation	$751,391	$660,000	$424,298
Effect of dilutive securities issued by equity investees	—	—	(11,501)

Net income for diluted calculation	$751,391	$660,000	$412,797

Denominator:
Denominator for basic calculation	1,388,741	1,338,987	1,369,476
Weighted average effect of Yahoo! dilutive securities:
Restricted stock awards	2,164	7,437	6,143
Stock options	30,196	22,492	16,514
Notes	36,585	36,570	7,968

Denominator for diluted calculation	1,457,686	1,405,486	1,400,101

Net income per share—diluted	$0.52	$0.47	$0.29

Note 3    ACQUISITIONS

The following table summarizes significant acquisitions (including business combinations, asset acquisitions, and strategic investments) completed during the three years ended December 31, 2008 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles
2006
Yahoo! 7	$35	$16	$19
Gmarket Inc.(*)	$69	$—	$—
Other acquisitions	$42	$27	$21
2007
Right Media	$524	$440	$104
Zimbra	$303	$245	$79
BlueLithium	$255	$224	$42
Other acquisitions	$169	$74	$118
2008
Maven	$143	$87	$65
Other acquisitions	$97	$51	$51

(*)	During 2006, the Company acquired shares in Gmarket Inc. (“Gmarket”) for $61 million. During 2007, the Company acquired additional shares in Gmarket for $8 million.

Transactions completed in 2006

Seven. On January 29, 2006, the Company and Seven Network Limited (“Seven”), a leading Australian media company, completed a strategic partnership in which the Company contributed its Australian Internet business, Yahoo! Australia and New Zealand (“Yahoo! Australia”), and Seven contributed its online assets, television and magazine content, an option to purchase its 33 percent ownership interest in mobile solutions provider m.Net Corporation Ltd, and cash of $7 million. The Company believed this strategic partnership and the contribution of the respective businesses with their rich media and entertainment content would create a comprehensive and engaging online experience for local users and advertisers. The Company obtained a 50 percent equity ownership

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

interest in the newly formed entity, which operates as “Yahoo! 7.” Pursuant to a shareholders agreement and a power of attorney granted by Seven to vote certain of its shares, the Company has the right to vote 50.1 percent of the outstanding voting interests in Yahoo! 7 and control over the day-to-day operations and therefore consolidates Yahoo! 7, which includes the operations of Yahoo! Australia. For accounting purposes, the Company is considered to have acquired the assets contributed by Seven in exchange for 50 percent of the ownership of Yahoo! Australia. Accordingly, the Company accounted for this transaction in accordance with SFAS No. 141 “Business Combinations.” The total purchase price was $35 million including direct transaction costs of $2 million.

The allocation of the purchase price of the Company’s share of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$3,763
Other tangible assets acquired	2,400
Amortizable intangible assets:
Customer contracts, related relationships, and developed technology and intellectual property rights	18,600
Goodwill	16,030

Total assets acquired	40,793
Deferred income taxes	(6,075)

Total	$34,718

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

Investment in Gmarket Inc. During the year ended December 31, 2006, the Company acquired shares in Gmarket, a leading retail e-commerce provider in South Korea, for $61 million, including direct transaction costs of approximately $1 million. During the year ended December 31, 2007, the Company acquired additional shares in Gmarket for $8 million. As of December 31, 2008, the Company held an approximate 10 percent ownership interest in Gmarket, with an investment cost base totaling $69 million.

Other Acquisitions—Business Combinations. During the year ended December 31, 2006, the Company acquired three other companies which were accounted for as business combinations. The total purchase price for these three acquisitions was $42 million and consisted of $41 million in cash consideration and $1 million of direct transaction costs. The total cash consideration of $41 million less cash acquired of $1 million resulted in a net cash outlay of $40 million. Of the purchase price, $27 million was allocated to goodwill, $21 million to amortizable intangible assets, and $6 million to net assumed liabilities. In connection with these business

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

combinations, the Company also issued stock-based awards valued at $24 million which is being recognized as compensation expense over a period of three years. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

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

The total purchase price of $524 million consisted of $245 million in cash consideration, $236 million in equity consideration, $40 million for the initial 20 percent investment, and $3 million of direct transaction costs. The $245 million of total cash consideration less cash acquired of $16 million resulted in a net cash outlay of $229 million. In connection with the acquisition, the Company issued stock-based awards valued at $177 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$15,508
Other tangible assets acquired	25,542
Deferred tax assets	8,422
Amortizable intangible assets:
Customer contracts and related relationships	42,300
Developed technology and patents	42,400
Trade name, trademark, and domain name	19,200
Goodwill	440,095

Total assets acquired	593,467
Liabilities assumed	(27,700)
Deferred income taxes	(41,560)

Total	$524,207

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of six years. No amounts have been allocated to in-process research and development and $440 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

and intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the U.S. segment.

Zimbra. On October 4, 2007, the Company acquired Zimbra, Inc. (“Zimbra”), a provider of e-mail and collaboration software. The Company believes the acquisition of Zimbra will further strengthen its position in Web mail and expand the Company’s presence in universities, small and medium businesses, and service provider partners. The purchase price exceeded the fair value of net tangible and intangible assets acquired from Zimbra and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Zimbra. Zimbra stockholders were paid in cash and outstanding Zimbra options and restricted stock units were assumed. Assumed Zimbra options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock.

The total purchase price of $303 million consisted of $290 million in cash consideration, $11 million in equity assumed/exchanged, and $2 million of direct transaction costs. The $290 million of total cash consideration less cash acquired of $11 million resulted in a net cash outlay of $279 million. In connection with the acquisition, the Company issued stock-based awards valued at $38 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$10,663
Other tangible assets acquired	18,519
Amortizable intangible assets:
Customer contracts and related relationships	13,200
Developed technology and patents	65,400
Trade name, trademark, and domain name	700
Goodwill	244,655

Total assets acquired	353,137
Liabilities assumed	(18,910)
Deferred income taxes	(31,720)

Total	$302,507

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

BlueLithium. On October 15, 2007, the Company acquired BlueLithium, Inc. (“BlueLithium”), an online global advertising network. The Company believes that BlueLithium complements the Company’s leading advertising tools and capabilities. The purchase price exceeded the fair value of the net tangible and intangible assets acquired from BlueLithium and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in BlueLithium. BlueLithium stockholders were paid in cash and outstanding BlueLithium options and restricted stock units were assumed. Assumed BlueLithium options and restricted stock units will be exercisable for, or will settle in, shares of Yahoo! common stock.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$10,235
Other tangible assets acquired	13,416
Amortizable intangible assets:
Customer contracts and related relationships	30,300
Developed technology and patents	11,000
Trade name, trademark, and domain name	100
In-process research and development	200
Goodwill	224,385

Total assets acquired	289,636
Liabilities assumed	(17,947)
Deferred income taxes	(16,640)

Total	$255,049

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. The Company allocated $224 million to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the U.S. ($142 million) and International ($82 million) segments.

Other Acquisitions—Business Combinations. During the year ended December 31, 2007, the Company acquired two other companies which were accounted for as business combinations. The total purchase price for these acquisitions was $108 million and consisted of $106 million in cash consideration and $2 million of direct transaction costs. The total cash consideration of $106 million less cash acquired of $5 million resulted in a net cash outlay of $101 million. Of the purchase price, $74 million was allocated to goodwill, $33 million to amortizable intangible assets, $5 million to tangible assets, $5 million to cash acquired, and $9 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions—Asset Acquisitions. During the year ended December 31, 2007, the Company acquired five companies which were accounted for as asset acquisitions. The total purchase price for these acquisitions was $61 million and consisted of $23 million in cash consideration, $35 million in equity consideration, $2 million of assumed liabilities, and $1 million of direct transaction costs. The total cash consideration of $23 million less cash acquired of $3 million resulted in a net cash outlay of $20 million. For accounting purposes, approximately $85 million was allocated to amortizable intangible assets, $29 million to net assumed liabilities, primarily deferred income tax liabilities, $2 million to tangible assets, and $3 million to cash acquired. In connection with these acquisitions, the Company also issued stock-based awards valued at $19 million that will be recognized as stock-based compensation expense over the next three years.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31, 2006	Year Ended December 31, 2007
Net revenues	$6,522,959	$7,054,888
Net income	$607,208	$511,858
Net income per share—basic	$0.44	$0.38
Net income per share—diluted	$0.41	$0.36

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

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$257
Other tangible assets acquired	16,869
Amortizable intangible assets:
Customer contracts and related relationships	7,100
Developed technology and patents	57,100
Trade name, trademark, and domain name	1,200
Goodwill	87,404

Total assets acquired	169,930
Liabilities assumed	(3,628)
Deferred income taxes	(23,485)

Total	$142,817

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $87 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is primarily included in the U.S. segment.

Other Acquisitions—Business Combinations. During the year ended December 31, 2008, the Company acquired two other companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $71 million and consisted of $68 million in cash consideration and $3 million of direct transaction costs. The total cash consideration of $68 million less cash acquired of $25 million resulted in a net cash outlay of $43 million. Of the purchase price, $51 million was allocated to goodwill, $15 million to amortizable intangible assets, $9 million to tangible assets, $25 million to cash acquired, and $30 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

Other Acquisitions—Asset Acquisitions. During the year ended December 31, 2008, the Company acquired one company, which was accounted for as an asset acquisition. The total purchase price was $26 million and consisted of $25 million in cash consideration, and $1 million of direct transaction costs. For accounting purposes, approximately $36 million was allocated to amortizable intangible assets and $10 million to net assumed liabilities, primarily deferred income tax liabilities. In connection with the acquisition, the Company also issued stock-based awards valued at approximately $4 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to three years.

The Company’s business combinations completed in 2008 do not have a material impact on the Company’s results of operations, and therefore pro forma disclosures have not been presented.

Note 4    INVESTMENTS IN EQUITY INTERESTS

As of December 31, investments in equity interests consisted of the following (dollars in thousands):

	2007	2008	Percent Ownership of Common Stock
Alibaba Group	$1,440,278	$2,216,659	44%
Alibaba.com	100,804	51,999	1%
Yahoo! Japan	636,164	905,672	34%
Other	3,671	3,115

Total	$2,180,917	$3,177,445

Equity Investment in Alibaba Group. On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba Group Holding Limited (“Alibaba Group”), which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China-based businesses, including 3721 Network Software Company Limited (“Yahoo! China”), and direct transaction costs of $8 million. Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba Group, with the remainder of its voting rights subject to a voting agreement with Alibaba Group management. Other investors in Alibaba Group include SOFTBANK. Alibaba Group is a privately-held company. Through its investment in Alibaba Group, the Company has

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

combined its search capabilities with Alibaba Group’s leading online marketplace and online payment system and Alibaba Group’s strong local presence, expertise, and vision in the China market. These factors contributed to a purchase price in excess of the Company’s share of the fair value of Alibaba Group’s net tangible and intangible assets acquired resulting in goodwill.

The investment in Alibaba Group is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s consolidated balance sheets. The Company records its share of the results of Alibaba Group and any related amortization expense, one quarter in arrears, within earnings in equity interests in the consolidated statements of income.

The Company’s initial purchase price was based on acquiring a 40 percent equity interest in Alibaba Group on a fully diluted basis; however, the Company acquired a 46 percent interest based on outstanding shares. In allocating the initial excess of the carrying value of the investment in Alibaba Group over its proportionate share of the net assets of Alibaba Group, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent.

As of December 31, 2008, the Company’s ownership interest in Alibaba Group was approximately 44 percent compared to 43 percent as of December 31, 2007. The 1 percent increase is due to an increase in ownership interest resulting from the exchange of certain Alibaba Group shares previously held by employees for shares in Alibaba.com Limited, the business-to-business e-commerce subsidiary of Alibaba Group, (“Alibaba.com”), partly offset by a decrease in ownership interest resulting from the exercise of Alibaba Group’s employee stock options.

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

The Company also recognizes non-cash gains when dilution to its ownership interest in Alibaba Group occurs as these reductions in ownership interest are treated as incremental sales of additional equity interests in Yahoo! China. The Company recorded non-cash gains of approximately $15 million and $8 million, respectively, during the years ended December 31, 2006 and 2007 as a result of the conversion of Alibaba Group’s outstanding convertible debt in April 2006 and the exercise of Alibaba Group’s employee stock options described above. These gains were recorded in other income, net, to account for an approximate 3 percent reduction in the Company’s ownership interest in Alibaba Group from 46 percent to 44 percent in 2006, and from 44 percent to 43 percent in 2007. Non-cash gains were not recognized in 2008 as the Company’s ownership interest in Alibaba Group increased by 1 percent as described above.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2008, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,216,659
Proportionate share of net assets of Alibaba Group(*)	1,658,250

Excess of carrying value of investment over proportionate share of net assets	$558,409

The excess carrying value has been primarily assigned to:
Goodwill	$525,155
Amortizable intangible assets	33,800
Deferred income taxes	(546)

Total	$558,409

(*)	The majority of assets are comprised primarily of goodwill and intangible assets.

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately five years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements, which includes summary operating information for the twelve months ended September 30, 2006, 2007, and 2008 and summary balance sheet information as of September 30, 2007 and 2008 (in thousands):

	Twelve Months Ended September 30,
	2006	2007	2008
Operating data:(1)
Revenues	$182,238	$290,193	$456,808
Gross profit	$131,971	$208,476	$317,139
Loss from operations(2)	$(67,565)	$(59,582)	$(236,017)
Net (loss)/income(3)	$(58,750)	$(58,860)	$1,870,093

	September 30, 2007	September 30, 2008
Balance sheet data:
Current assets	$723,609	$2,585,369
Long-term assets	$1,943,425	$2,193,374
Current liabilities	$452,413	$821,174
Long-term liabilities	$15,369	$20,131
Minority interests	$—	$187,570

(1)	The Company records its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in the consolidated statements of income.

(2)

The loss from operations of $236 million for the twelve months ended September 30, 2008 is primarily due to Alibaba Group’s impairment loss on goodwill and intangible assets for which the Company has no basis in its investment balance.

(3)	The net income of $1.9 billion for the twelve months ended September 30, 2008 is primarily due to Alibaba Group’s sale of an approximate 27 percent ownership in Alibaba.com from Alibaba.com’s IPO.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Since acquiring its interest in Alibaba Group, the Company has recorded, in retained earnings, cumulative losses in equity interests of $60 million as of December 31, 2007, and cumulative earnings in equity interests of $333 million as of December 31, 2008.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the years ended December 31, 2007 and 2008, respectively, these transactions were not material.

Equity Investment in Alibaba.com Limited. As part of the IPO of Alibaba.com, the Company purchased an approximate 1 percent interest in the common stock of Alibaba.com. This investment is accounted for using the equity method, consistent with the Company’s investment in Alibaba Group, which holds the controlling interest in Alibaba.com. In 2008, the Company recorded an impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of the investment to fair value. As of December 31, 2008, the fair value of the Company’s investment based on the quoted stock price of Alibaba.com was approximately $41 million. The deficiency between the fair value of the investment and the carrying value of $52 million as of December 31, 2008 is not indicative of a loss in value that is considered other-than-temporary.

Equity Investment in Yahoo! Japan. During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo! Japan Corporation (“Yahoo! Japan”) was formed. Yahoo! Japan was formed to establish and manage a local version of Yahoo! in Japan. The fair value of the Company’s approximate 34 percent ownership in the common stock of Yahoo! Japan, based on the quoted stock price, was approximately $8 billion as of December 31, 2008.

The investment in Yahoo! Japan is being accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of the investments in equity interests balance on the Company’s consolidated balance sheets. The Company records its share of the results of Yahoo! Japan and any related amortization expense, one quarter in arrears, within earnings in equity interests in the consolidated statements of income.

The Company’s ownership interest in Yahoo! Japan fluctuated in 2008 primarily due to share repurchases that were undertaken by Yahoo! Japan on the open market. The Company’s proportionate share of Yahoo! Japan’s share repurchase amount in excess of its book value was approximately $151 million and has been primarily allocated to goodwill. Prior to and during 2001, Yahoo! Japan acquired the Company’s equity interests in certain entities in Japan for total consideration of approximately $65 million, paid partially in shares of Yahoo! Japan common stock and partially in cash. As a result of the acquisition, the Company increased its investment in Yahoo! Japan, which resulted in approximately $41 million of goodwill to be amortized over seven years. The amortization ceased upon the adoption of SFAS 142 on January 1, 2002. The carrying value of the Company’s investment in Yahoo! Japan differs from the amount of the underlying equity in net assets of Yahoo! Japan primarily as a result of this goodwill. Goodwill is not deductible for tax purposes.

During the years ended December 31, 2006, 2007 and 2008, the Company received cash dividends from Yahoo! Japan in the amounts of $13 million, $15 million, and $19 million, net of tax, respectively, which were recorded as reductions in the Company’s investment in Yahoo! Japan.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents Yahoo! Japan’s financial information, as derived from the Yahoo! Japan financial statements for the twelve months ended September 30, 2006, 2007, and 2008 and as of September 30, 2007 and 2008 (in thousands):

	Twelve Months Ended September 30,
	2006	2007	2008
Operating data(*):
Revenues	$1,671,154	$1,933,114	$2,697,518
Gross profit	$1,584,433	$1,836,169	$2,298,364
Income from operations	$806,718	$983,844	$1,217,895
Net income	$451,377	$507,850	$653,132

	September 30,
	2007	2008
Balance sheet data:
Current assets	$1,131,234	$1,202,164
Long-term assets	$1,783,430	$1,923,195
Current liabilities	$692,337	$778,110
Long-term liabilities	$347,995	$189,719
Minority interests	$17,927	$25,665

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears within earnings in equity interests in the consolidated statements of income.

The differences between U.S. GAAP and accounting principles generally accepted in Japan, the standards by which Yahoo! Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s consolidated financial statements.

Since acquiring its equity interest in Yahoo! Japan, the Company has recorded cumulative earnings in equity interests, net of dividends received and related taxes, of $589 million and $801 million as of December 31, 2007 and 2008, respectively.

During the year ended December 31, 2007, the Company completed the sale of Overture Japan to Yahoo! Japan for cash consideration of approximately $19 million. The transaction was accounted for as a sale of assets. In connection with the transaction, the Company recorded a pre-tax gain of $6 million in other income, net.

On September 1, 2007, the Company commenced a new commercial arrangement with Yahoo! Japan in which the Company provides search marketing services to Yahoo! Japan for a service fee and exited the pre-existing commercial arrangement. Previously, the Company earned marketing services revenues from advertisers and paid TAC to Yahoo! Japan. The Company no longer recognizes marketing services revenues and TAC for the delivery of sponsored search results and payments to Affiliates in Japan as Yahoo! Japan is responsible for the fulfillment of all advertiser and Affiliate services. Under this new arrangement, the Company records marketing services revenues from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. In addition to marketing services revenues, the Company continues to record revenues from license fees from Yahoo! Japan. The prior commercial arrangement resulted in net costs of approximately $246 million and $135 million for the years ended December 31, 2006 and 2007, respectively. The new arrangement resulted in revenues of approximately $296 million for the year ended December 31, 2008. As of December 31, 2007 and 2008, the Company had net receivable balances from Yahoo! Japan of approximately $62 million and $39 million, respectively.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5    GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2008 were as follows (in thousands):

	United States	International	Total
Balance as of January 1, 2007	$1,658,879	$1,309,678	$2,968,557
Acquisitions and other	859,969	86,232	946,201
Foreign currency translation adjustments	—	87,272	87,272

Balance as of December 31, 2007	$2,518,848	$1,483,182	$4,002,030
Goodwill impairment charge	—	(487,537)	(487,537)
Acquisitions and other(*)	68,043	37,342	105,385
Foreign currency translation adjustments	—	(178,989)	(178,989)

Balance as of December 31, 2008	$2,586,891	$853,998	$3,440,889

(*)	Other includes a reduction of $19 million of goodwill related to the sale of Kelkoo SAS.

As a result of the goodwill impairment test, the Company concluded that the carrying value of the European reporting unit, included in the International segment, exceeded its fair value. As required by the second step of the impairment test, the Company performed an allocation of the fair value to all the assets and liabilities of the reporting unit, including identifiable intangible assets, based on their fair values, to determine the implied fair value of goodwill. Accordingly, the Company recorded a goodwill impairment charge of approximately $488 million during 2008 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value. The impairment resulted from a combination of factors, including the current global economic downturn, a persistent decline in business conditions in the European region, reductions in the Company’s projected operating results and estimated future cash flows, and decreases in revenues and earnings multiples of comparable companies in that region.

The fair values of the Company’s other reporting units exceeded their estimated carrying values and therefore goodwill in those reporting units was not impaired.

Note 6    INTANGIBLE ASSETS, NET

The following table summarizes the Company’s carrying amount of intangible assets, net (in thousands):

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization(1)	Net(2)
Customer, affiliate, and advertiser related relationships	$252,792	$(109,597)	$143,195
Developed technology and patents	689,873	(305,832)	384,041
Trademark, trade name, and domain name	208,069	(123,808)	84,261

Total intangible assets, net	$1,150,734	$(539,237)	$611,497

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization(1)	Net(2)
Customer, affiliate, and advertiser related relationships	$178,868	$(79,040)	$99,828
Developed technology and patents	555,669	(205,501)	350,168
Trademark, trade name, and domain name	128,190	(92,326)	35,864

Total intangible assets, net	$862,727	$(376,867)	$485,860

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

(1)

Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $26 million as of December 31, 2007 and $11 million as of December 31, 2008.

(2)

As of December 31, 2007 and 2008, $506 million and $413 million, respectively, of the net intangibles balance were related to the U.S. segment. As of December 31, 2007 and 2008, $105 million and $73 million, respectively, of the net intangibles balance were related to the International segment.

The intangible assets have original estimated useful lives as follows:

•	Customer, affiliate, and advertiser related relationships—three to eight years;

•	Developed technology and patents—less than one year to eight years; and

•	Trademark, trade name, and domain name—one year to indefinite lived.

The Company recognized amortization expense of intangible assets of approximately $238 million, $250 million, and $281 million for 2006, 2007, and 2008, respectively, including $113 million, $143 million, and $194 million, respectively, included in cost of revenues. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2009: $166 million; 2010: $138 million; 2011: $89 million; 2012: $57 million; 2013: $21 million; 2014: $10 million; and cumulatively thereafter: $5 million.

Note 7    CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other income, net

Other income, net for 2006, 2007, and 2008 were as follows (in thousands):

	Years Ended December 31,
	2006	2007	2008
Interest and investment income	$143,310	$129,541	$86,056
Investment gains, net	(3,527)	1,730	(351)
Gain on divestiture of Yahoo! China(*)	15,158	8,066	—
Gain on sale of Overture Japan(*)	—	6,175	—
Gain on sale of Kelkoo SAS	—	—	25,149
Other	2,093	8,499	(28,016)

Total other income, net	$157,034	$154,011	$82,838

(*)	See Note 4—“Investments in Equity Interests” for additional information related to the gains on the divestiture of Yahoo! China and sale of Overture Japan.

Interest and investment income consist of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

Investment gains (losses), net includes realized gains and losses related to sales of marketable debt securities and/or investments in publicly traded or privately held companies as well as any declines in the values of such investments judged to be other-than-temporary.

During the year ended December 31, 2008, the Company completed the sale of Kelkoo SAS and recorded a pre-tax gain of approximately $25 million in other income, net. The transaction was accounted for as a sale of a business.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Other consists mainly of foreign exchange gains and losses due to re-measurement of assets and liabilities denominated in non-functional currencies.

Prepaid expenses and other current assets

As of December 31, Prepaid expenses and other current assets consisted of the following (in thousands):

	2007	2008
Prepaid expenses	$69,498	$70,084
Deferred income taxes (Note 10)	83,691	143,131
Other	27,527	19,846

Total prepaid expenses and other current assets	$180,716	$233,061

Property and equipment, net

As of December 31, Property and equipment, net consisted of the following (in thousands):

	2007	2008
Land	$163,068	$170,949
Buildings	238,035	256,131
Leasehold improvements	173,847	220,305
Computers and equipment(*)	1,173,737	1,384,000
Furniture and fixtures	70,205	67,886
Assets not yet in use	119,690	206,216

	1,938,582	2,305,487
Less: accumulated depreciation and amortization	(606,950)	(769,306)

Total property and equipment, net	$1,331,632	$1,536,181

(*)	Includes data center equipment acquired in 2008 under a capital lease of approximately $43 million.

Other long-term assets

As of December 31, Other long-term assets consisted of the following (in thousands):

	2007	2008
Deferred income taxes (Note 10)	$299,923	$36,821
Investments in privately-held companies	17,835	38,428
Investments in publicly-held companies	125,913	86,629
Other	60,274	72,111

Total other long-term assets	$503,945	$233,989

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Accrued expenses and other current liabilities

As of December 31, Accrued expenses and other current liabilities consisted of the following (in thousands):

	2007	2008
Accrued content, connection, traffic acquisition, and other costs	$331,378	$374,920
Deferred income taxes (Note 10)	13,105	865
Accrued compensation and related expenses	338,490	318,958
Accrued taxes payable	39,120	23,194
Accrued professional service expenses	73,115	77,032
Accrued sales and marketing related expenses	54,347	44,335
Accrued restructuring and acquisition-related costs	16,466	82,268
Other	140,167	218,322

Total accrued expenses and other current liabilities	$1,006,188	$1,139,894

Deferred and other long-term tax liabilities, net

As of December 31, Deferred and other long-term tax liabilities, net consisted of the following (in thousands):

	2007	2008
Deferred income taxes	$15,684	$68,097
Tax contingency accruals(*)	245,309	352,275

Total deferred and other long-term tax liabilities, net (Note 10)	$260,993	$420,372

(*)	Includes interest and penalties.

Accumulated other comprehensive income

As of December 31, the components of Accumulated other comprehensive income were as follows (in thousands):

	2007	2008
Unrealized gains and losses on available-for-sale securities, net of tax	$26,874	$6,857
Foreign currency translation, net of tax	304,328	113,419

Accumulated other comprehensive income	$331,202	$120,276

Note 8    INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2007
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$219,681	$1,648	$(239)	$221,090
Municipal bonds	4,634	44	—	4,678
Corporate debt securities	623,212	2,133	(1,571)	623,774
Corporate equity securities(*)	71,178	55,860	(1,125)	125,913

Total investments in available-for-sale securities	$918,705	$59,685	$(2,935)	$975,455

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2008
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$935,025	$1,602	$—	$936,627
Municipal bonds	47,687	55	—	47,742
Corporate debt securities	247,554	739	(2,985)	245,308
Corporate equity securities(*)	68,745	17,884	—	86,629

Total investments in available-for-sale securities	$1,299,011	$20,280	$(2,985)	$1,316,306

	December 31,
	2007	2008
Reported as:
Short-term marketable debt securities	$487,544	$1,159,691
Long-term marketable debt securities	361,998	69,986
Other assets(*)	125,913	86,629

Total	$975,455	$1,316,306

Available-for-sale securities included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for 2007 and 2008 with respect to these securities.

(*)	These balances include the Company’s cost method investment in Gmarket, which is included in other long-term assets in the consolidated balance sheets.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,
	2007	2008
Due within one year	$487,544	$1,159,691
Due after one year through five years	361,998	69,986

Total available-for-sale marketable debt securities	$849,542	$1,229,677

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$1,993	$(19)	$66,655	$(220)	$68,648	$(239)
Corporate debt securities	113,328	(646)	237,581	(925)	350,909	(1,571)
Corporate equity securities	867	(1,125)	—	—	867	(1,125)

Total investments in available-for-sale securities	$116,188	$(1,790)	$304,236	$(1,145)	$420,424	$(2,935)

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
Corporate debt securities	72,585	(2,521)	18,640	(464)	91,225	(2,985)
Corporate equity securities	—	—	—	—	—	—

Total investments in available-for-sale securities	$72,585	$(2,521)	$18,640	$(464)	$91,225	$(2,985)

The Company’s investment portfolio consists of liquid government, agency, municipal, and high-quality fixed-income corporate securities. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair market value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity or sale.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$1,024,633	$—	$1,024,633
Available-for-sale securities:
U.S. Government and agency securities(1)	—	1,274,388	1,274,388
Municipal bonds(1)	—	52,816	52,816
Asset-backed securities(1)	—	8,933	8,933
Commercial paper(1)	—	460,933	460,933
Corporate debt securities(1)	—	116,811	116,811
Corporate equity securities(2)	86,629	—	86,629

Total assets at fair value	$1,111,262	$1,913,881	$3,025,143

(1)

The money market funds, U.S. Government and agency securities, municipal bonds, asset-backed securities, commercial paper, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the consolidated balance sheet.

(2)	The corporate equity securities are classified as part of the other long-term assets in the consolidated balance sheet.

The amount of cash and cash equivalents as of December 31, 2008 includes $583 million in cash deposited with commercial banks.

The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. As of December 31, 2008, the Company did not have any material Level 3 financial assets or liabilities.

Note 9    DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (the “Notes”) due April 1, 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which were deferred and were included on the consolidated balance sheets in prepaid expenses and other current assets. The Notes were issued at par and did not bear interest. The Notes were convertible into Yahoo! common stock at a conversion price of $20.50 per share. Each $1,000 principal amount of the Notes were convertible into 48.78 shares of Yahoo! common stock.

The Notes were convertible prior to the final maturity date (1) during any fiscal quarter if the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading-day period ending on the last trading day of the immediately preceding fiscal quarter exceeded 110 percent of the conversion price on that 30th trading day, (2) during the period beginning January 1, 2008 through the maturity date, if the closing sale price of the Company’s common stock on the previous trading day was 110 percent or more of the then current conversion price and (3) upon specified corporate transactions. Upon conversion, the Company had the right to deliver cash in lieu of common stock.

During the year ended December 31, 2008, $750 million of the Notes were converted into 36.6 million shares of Yahoo! common stock. As of December 31, 2007, the Notes were classified as short-term debt, because if

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

conversion had not been requested by the holders of the Notes, the Company would have had to settle the Notes in cash at maturity.

Note 10    INCOME TAXES

The components of income before income taxes, earnings in equity interests, and minority interests are as follows (in thousands):

	Years Ended December 31,
	2006	2007	2008
United States	$1,002,673	$666,533	$457,263
Foreign(*)	95,327	182,891	(361,462)

Income before provision for income taxes, earnings in equity interests, and minority interests	$1,098,000	$849,424	$95,801

(*)	Includes a $488 million goodwill impairment charge in 2008.

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2006	2007	2008
Current:
United States federal	$595,967	$380,923	$228,209
State	68,348	87,725	16,603
Foreign	68,129	81,357	53,229

Total current provision for income taxes	732,444	550,005	298,041

Deferred:
United States federal	(221,204)	(137,095)	11,882
State	(23,403)	(37,046)	(34,248)
Foreign	(29,826)	(38,601)	(12,958)

Total deferred provision (benefit) for income taxes	(274,433)	(212,742)	(35,324)

Provision for income taxes	$458,011	$337,263	$262,717

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes as follows (in thousands):

	Years Ended December 31,
	2006(*)	2007(*)	2008
Income tax at the United States federal statutory rate of 35 percent	$384,300	$297,297	$33,530
State income taxes, net of federal benefit	43,297	32,942	(8,395)
Change in valuation allowance	15,206	9,806	25,674
Stock-based compensation expense	18,652	34,011	44,938
Research tax credits	(5,300)	(8,618)	(13,954)
Effect of non-U.S. operations	5,246	(37,238)	18,403
Meals and entertainment	1,911	2,770	2,816
Settlement with tax authorities	—	—	(5,245)
Goodwill impairment charge	—	—	170,644
Other	(5,301)	6,293	(5,694)

Provision for income taxes	$458,011	$337,263	$262,717

(*)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

The significantly higher effective tax rate in 2008 was primarily caused by the $488 million goodwill impairment charge, the majority of which was non-deductible for tax purposes, as well as the impact of the geographic mix of earnings. The 2008 state income tax provision reflects the cumulative tax benefit of a favorable state tax ruling granted in 2008 and retroactive to 2007. The 2007 provision for income taxes reflects the tax benefit related to the release of deferred tax liabilities in connection with changes to the Company’s worldwide entity structure in 2007.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2008
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$185,646	$195,306
Stock-based compensation expense	311,955	287,417
Non-deductible reserves and expenses	110,894	159,735
Intangible assets	54,103	36,664

Gross deferred income tax assets	662,598	679,122
Valuation allowance	(66,488)	(83,550)

Deferred income tax assets	$596,110	$595,572

Deferred income tax liabilities:
Unrealized investment gains	$(14,136)	$(4,838)
Purchased intangible assets	(79,806)	(25,942)
Investments in equity interests	(147,343)	(453,802)

Deferred income tax liabilities	$(241,285)	$(484,582)

Net deferred income tax assets	$354,825	$110,990

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

During 2008, the Company recorded a deferred tax liability of $276 million in connection with the non-cash gain recorded related to the IPO of Alibaba.com.

As of December 31, 2008, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $464 million and $115 million, respectively. Approximately $245 million of the $464 million federal net operating loss carryforwards resulted from exercises of employee stock options and were not recorded on the Company’s consolidated balance sheets. In accordance with SFAS 123R, such unrecognized deferred tax benefits will be accounted for as a credit to additional paid-in-capital if and when realized through a reduction in income tax payable. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019 and the state net operating loss carryforwards will begin to expire in 2010. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $149 million and $167 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2010. The state research tax credit carryforwards will not expire.

The Company has a valuation allowance of approximately $84 million as of December 31, 2008 against certain deferred income tax assets that are not more likely than not to be realized in future periods. In evaluating the Company’s ability to realize its deferred income tax assets the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2008 relates to foreign net operating loss and credit carryforwards that will reduce the provision for income taxes if and when recognized.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2008, U.S. income taxes were not provided for on a cumulative total of $1.5 billion of undistributed earnings for certain foreign subsidiaries and a corporate joint venture. If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $46 million increase to the January 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2007 and 2008 is as follows (in thousands):

	2007	2008
Unrecognized tax benefits balance at January 1	$619,578	$685,672
Gross increase for tax positions of prior years	39,554	70,474
Gross decrease for tax positions of prior years	(24,433)	(15,065)
Gross increase for tax positions of current year	50,973	58,667
Gross decrease for tax positions of current year	—	—
Settlements	—	(1,691)
Lapse of statute of limitations	—	—

Unrecognized tax benefits balance at December 31	$685,672	$798,057

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The total unrecognized tax benefits as of December 31, 2007 and 2008 include approximately $442 million and $452 million, respectively, of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining balances are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2007	2008
Total unrecognized tax benefits balance	$685,672	$798,057
Amounts netted against related deferred tax assets	(442,205)	(451,790)

Unrecognized tax benefits recorded on consolidated balance sheets	$243,467	$346,267

Amounts classified as accrued expenses and other current liabilities	$1,351	$5,519
Amounts classified as deferred and other long-term tax liabilities, net	242,116	340,748

Unrecognized tax benefits recorded on consolidated balance sheets	$243,467	$346,267

The total unrecognized tax benefits of $798 million at December 31, 2008 included $613 million that, if recognized, would reduce the effective income tax rate in future periods.

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2007 and 2008, interest and penalties recorded in the consolidated statements of income were $1 million and $6 million, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2007 and 2008 were approximately $3 million and $12 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. states and foreign jurisdictions. The tax years 1995 to 2008 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax. The examination of the Company’s federal income tax returns for the years ended December 31, 2003 and December 31, 2004 was completed in 2008 and resulted in no material adjustments.

The Company’s federal and California income tax returns for the years ended December 31, 2005 and 2006 are under examination by the Internal Revenue Service and the California Franchise Tax Board.

Note 11    STOCKHOLDERS’ EQUITY

Stockholder Rights Plan. The Company adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001. As a result of the Company’s two-for-one stock split effective May 11, 2004, each share of common stock is now associated with one-half of one right. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of the Company’s outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of its common stock or of any company into which the Company is merged having a value of $500. The rights expire on March 1, 2011, unless extended by the Company’s Board of Directors (the “Board”). Because the rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Board, the Company’s rights plan could make it more difficult for a third-party to acquire the Company (or a significant percentage of its outstanding capital stock) without first negotiating with the Board regarding that acquisition.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

In addition, the Board has the authority to issue up to 10 million shares of Preferred Stock (of which 2 million shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The stockholder rights plan was not adopted in response to any effort to acquire control of the Company. The Company repurchases its common stock from time to time primarily to reduce the dilutive effects of the Company’s stock options, awards, and employee stock purchase plan.

Stock Repurchases. In March 2005, the Board authorized the repurchase of up to $3.0 billion of its outstanding shares of common stock over the next five years, dependent on market conditions, stock price, and other factors. Under this program, during the year ended December 31, 2005, the Company repurchased 11.7 million shares of common stock at an average price of $33.20 per share, for total consideration of $388 million. During the year ended December 31, 2006, the Company repurchased 93.1 million shares of common stock at an average price of $29.84 per share, including 31.6 million shares received upon the maturity of structured stock repurchase transactions. Total cash consideration for the stock repurchases in 2006 was $2.8 billion which consisted of $1.8 billion direct stock repurchases, $0.5 billion as a result of settlements of structured stock repurchase transactions entered into in 2005, and $0.5 billion as a result of settlements of structured stock repurchase transactions entered into in 2006. Including the $250 million structured stock transaction settled in October 2006, the Company had substantially completed the $3.0 billion authorized stock repurchase program as of September 30, 2006.

In October 2006, the Board authorized a new stock repurchase program allowing it to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time over the next five years from the date of authorization, dependent on market conditions, stock price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Under this program, in the year ended December 31, 2007, the Company repurchased 57.9 million shares of common stock directly at an average price of $27.34 per share. Total cash consideration for the repurchased stock was $1.6 billion. Under this program, in the year ended December 31, 2008, the Company repurchased 3.4 million shares of common stock directly at an average price of $23.39 per share, for total consideration of $79 million. The remaining authorization under the Company’s share repurchase program is approximately $1.1 billion.

In addition, upon the vesting of certain restricted stock awards during the year ended December 31, 2008, 1.1 million shares of such vested stock were reacquired by the Company to satisfy tax withholding obligations. These repurchased shares were recorded as $27 million of treasury stock and accordingly reduced the number of common shares outstanding by 1.1 million.

Structured Stock Repurchases. During the year ended December 31, 2006, the Company had settlements of structured stock repurchase transactions for a total amount of $0.5 billion which the Company entered into in 2005 resulting in repurchases of 15.1 million shares at an average price of $32.88 per share. A structured stock repurchase transaction for the amount of $250 million that the Company entered into in 2005 was settled in cash resulting in cash proceeds of $272 million in 2006. The Company also entered into structured stock repurchase transactions for a total amount of $0.5 billion in 2006. All of these transactions were settled in stock during the year ended December 31, 2006 resulting in the repurchase of 16.5 million shares at an average price of $30.25 per share. During the year ended December 31, 2007, the Company entered into a $250 million structured stock repurchase transaction. This transaction matured and settled in 2007. The Company received 8.4 million shares of its common stock at an effective buy-back price of $29.80 per share. The structured stock repurchase transactions were recorded in stockholders’ equity on the consolidated balance sheets. During the year ended December 31, 2008, the Company had no structured stock repurchase transactions.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

To date, the Company has repurchased 208.7 million shares, which are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.

Note 12    EMPLOYEE BENEFITS

Benefit Plans. The Company maintains a Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 50 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33 percent per year of employment. During 2006, 2007, and 2008, the Company’s contributions to the 401(k) Plan amounted to approximately $16 million, $19 million, and $21 million, respectively. The Company also contributed approximately $13 million, $18 million, and $26 million to its other benefit plans outside of the U.S. for 2006, 2007, and 2008, respectively.

Stock Plans. The 1995 Plan and stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” The 1995 Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The 1995 Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, indexed options, and dividend equivalents.

Options granted under the 1995 Plan before May 19, 2005 generally expire 10 years after the grant date, and options granted after May 19, 2005 generally expire seven years after the grant date. Options generally become exercisable over a four-year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

The 1995 Plan permits the granting of restricted stock and restricted stock units (collectively referred to as “restricted stock awards”). The vesting of restricted stock awards is generally the passage of time, to meeting certain performance-based objectives, or a combination of both, and continued employment through the vesting period. Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense over the corresponding service period. Each share of the Company’s common stock issued in settlement of restricted stock awards is counted as 1.75 until June 11, 2007 and 2.00 shares beginning on June 12, 2007 against the 1995 Plan’s share limit.

The 1995 Plan provides for the issuance of a maximum of 704 million shares of which 78 million were still available for issuance as of December 31, 2008.

The Directors’ Plan provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to 9 million shares of the Company’s common stock, of which approximately 4.9 million were still available for issuance as of December 31, 2008. Each share of the Company’s common stock issued in settlement of restricted stock units granted under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plans’ share limit.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Non-employee directors are also permitted to elect an award of restricted stock units or a stock option under the Directors’ Plan in lieu of a cash payment of fees for serving as chairperson of a committee of the Board. Such stock options or restricted stock unit awards granted in lieu of cash for chairperson fees are fully vested on the grant date.

Employee Stock Purchase Plan. The Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the Purchase Plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date. The Purchase Plan provides for the issuance of a maximum of 45 million shares of common stock of which 18 million shares were available as of December 31, 2008. For the years ended December 31, 2006, 2007, and 2008, the stock-based compensation expense related to the activity under the Purchase Plan was $55 million, $48 million, and $52 million, respectively. As of December 31, 2008, there was $97 million of unamortized stock-based compensation cost related to the Purchase Plan which will be recognized over a weighted average period of 1.1 years.

Executive Retention Compensation Agreement. During 2006, the Compensation Committee of the Board (the “Compensation Committee”) approved a three year performance and retention compensation arrangement with Terry Semel, the Company’s then Chief Executive Officer (“CEO”). For each of the years 2006 to 2008, as the CEO, Mr. Semel was eligible to receive a discretionary annual bonus payable in the form of a fully vested non-qualified stock option for up to 1 million shares with an exercise price equal to the closing trading price of the Company’s common stock on the date of the grant. On June 18, 2007, the executive retention arrangement was terminated due to Mr. Semel’s resignation as the CEO of the Company. During 2007, $16 million of stock-based compensation expense recorded in 2007 under this arrangement was reversed due to the forfeitures of equity awards. No similar arrangement existed for the Company’s former CEO, Jerry Yang. See Note 17—“Subsequent Events” for additional information about the Compensatory Arrangements of the Company’s current CEO, Ms. Carol Bartz.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock option activity under the Company’s Plans and Directors’ Plan is summarized as follows (in thousands, except years and per share amounts):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	180,397	$29.36	5.08	$467,655
Options assumed	216	$2.45
Options granted	8,762	$21.73
Options exercised(1)	(19,660)	$14.25
Options cancelled/forfeited	(17,501)	$29.11
Options expired	(16,772)	$36.99

Outstanding at December 31, 2008	135,442	$30.10	3.88	$89,688

Vested and expected to vest at December 31, 2008(2)	129,911	$30.16	3.82	$87,968

Exercisable at December 31, 2008	92,143	$31.72	3.20	$70,564

(1)	The Company’s current practice is to issue new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted in the years ended December 31, 2006, 2007, and 2008 was $10.03, $8.50, and $7.66 per share, respectively. The weighted average grant date fair value of options assumed in connection with acquisitions in the year ended December 31, 2008 was $26.44 per share.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2008 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2008.

The total intrinsic value of options exercised in the years ended December 31, 2006, 2007, and 2008 was $393 million, $393 million, and $233 million, respectively.

As of December 31, 2008, there was $311 million of unamortized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.4 years.

Cash received from option exercises and purchases of shares under the Purchase Plan for the year ended December 31, 2008 was $363 million.

The total tax benefit attributable to stock options exercised in the year ended December 31, 2008 was $156 million.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plans(5)
	Years Ended December 31,			Years Ended December 31,
	2006	2007	2008	2006	2007	2008
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	4.8%	4.4%	2.6%	4.8%	4.4%	2.4%
Expected volatility(3)	34.1%	33.5%	47.4%	32.8%	32.4%	71.8%
Expected life (in years)(4)	3.75	3.64	3.97	1.25	1.11	1.15

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater.

(4)

The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. New grants issued by the Company had an expected life of 3.75 years in 2006 and 2007 and 4 years in 2008. Options assumed in acquisitions had expected lives of less than 4 years. The expected life of options granted under the Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)	Assumptions for the Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted stock awards activity for the year ended December 31, 2008 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2007	30,227	$29.34
Granted	16,644	$25.74
Assumed	686	$28.63
Vested	(9,586)	$29.61
Forfeited/cancelled/expired	(6,838)	$26.38

Awarded and unvested at December 31, 2008	31,133	$27.97

During the year ended December 31, 2008, 9.6 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 3.3 million equivalent shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted the cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $77 million for the year ended December 31, 2008 and are reflected as a financing activity within the consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 1.1 million shares were reacquired by the Company to satisfy the tax withholding obligations and $27 million was recorded as treasury stock. Payments of $50 million related to the net share settlement of 2.2 million shares of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vest date and were recorded as a reduction of additional paid-in-capital.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2008, there was $352 million of unamortized stock-based compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 2.4 years. The total fair value of restricted stock awards vested during the years ended December 31, 2006, 2007, and 2008 was $10 million, $27 million, and $301 million, respectively.

In the year ended December 31, 2008, the Company reversed an amount of $51 million of stock-based compensation expense related to unvested stock awards as a result of an increase in its estimated forfeiture rate assumption based on updated information on actual forfeitures.

In 2006, 2007, and 2008, $597 million, $35 million, and $125 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. The Company has accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows.

During 2007, the Company determined that income tax benefits of $127 million ($92 million related to 2006 and the remainder related to earlier years) should not have been recorded to additional paid-in capital as tax benefits from stock-based awards because for financial statement ordering purposes, the tax benefits should have been attributed to the utilization of acquired net operating losses first or should not have been recognized at all because the underlying tax amounts should not have been offset by tax benefits from stock-based awards. As a result, in the 2007 statement of cash flows, the Company reduced by $92 million, excess tax benefits from stock-based awards recorded in cash flows from operating activities with an equivalent reduction to the amount of excess tax benefits recorded in cash flows from financing activities. This reclassification had no impact on overall cash flows. The amounts that impacted income tax expense and earnings in equity interests also increased diluted earnings per share by $0.01 for the year ended December 31, 2007. The Company believes that the aforementioned amounts are not material to reported amounts for 2007, 2006, or earlier years and therefore the Company has corrected them in the 2007 consolidated financial statements.

Change in Control Severance Plans. On February 12, 2008, the Compensation Committee approved two change in control severance plans (the “Severance Plans”) that, together, cover all full-time employees of the Company, including the Company’s Chief Executive Officer, Chief Financial Officer, and the executive officers currently employed by the Company. The Severance Plans are designed to help retain the employees, help maintain a stable work environment, and provide certain economic benefits to the employees in the event their employment is terminated following a change in control of the Company. Benefits under the Severance Plans generally include (1) continuation of the employee’s annual base salary, as severance pay for a designated number of months following the employee’s severance date; (2) reimbursement for outplacement services; (3) continued medical group health and dental plan coverage for the period the employee receives severance pay; and (4) accelerated vesting of all stock options, restricted stock units, and any other equity-based awards previously granted or assumed by the Company and outstanding as of the severance date.

On December 10, 2008, as part of a stipulation and agreement of settlement (the “Settlement Agreement”) entered into with the plaintiffs in the In re Yahoo! Shareholders Litigation pending before the Delaware Court of Chancery (the “Delaware Court”), the Company amended its change in control severance plans originally approved on February 12, 2008 (the “Original Severance Plans” and the Original Severance Plans, as amended, the “Amended Severance Plans”).

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The Amended Severance Plans made the following changes, among others, to the terms of the Original Severance Plans:

1)	The period during which the termination of an eligible employee would trigger eligibility for severance benefits was decreased from two years following a “Change in Control” (as defined in the applicable Amended Severance Plan) to one year.

2)	The circumstances permitting an eligible employee to terminate employment for “Good Reason” (as defined in the applicable Amended Severance Plan) following a Change in Control were amended.

3)	The Board in place prior to a Change in Control is given the ability, subject to certain limitations, to terminate or amend the Amended Severance Plans during a Potential Change in Control Period (as defined in the applicable Amended Severance Plan) as part of any Board approved transaction that would constitute a Change in Control.

4)	Any dispute between an employee and the Company concerning an application for benefits based upon a claimed material diminution in the employee’s duties and responsibilities will be subject to binding arbitration.

5)	Neither the election of a new Board that is made up of a majority of members who were not members of the Board prior to the election nor a sale of the Company’s search business would constitute a Change in Control.

Certain changes are not applicable to employees in certain jurisdictions outside the U.S. where country-specific sub-plans were adopted in accordance with applicable law.

The Amended Severance Plans became effective upon execution of the Settlement Agreement, but expire in 90 days if the Delaware Court does not finally approve the Settlement Agreement unless the Board directs otherwise. If the final approval is overturned on appeal and the Settlement Agreement is terminated, the amendments are void unless the Board directs otherwise.

Note 13    COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods up to 23 years which expire between 2009 and 2027.

The Company has entered into the following material lease agreements with minimum lease commitments in the three year period ended December 31, 2008.

•

In 2006, the Company entered into an 11 year operating lease agreement for a data center in the eastern U.S. with a total expected minimum lease commitment of $191 million. As of December 31, 2008, the Company had total expected and remaining minimum lease commitments of approximately $180 million over the lease term. The Company has the option to renew this lease for an additional five years and also has a right of expansion for any additional lease space that becomes available.

•

In 2008, the Company entered into an 11 year lease agreement for a data center in the western U.S. With a total expected minimum lease commitment of $105 million, $21 million is classified as an operating lease for real estate and $84 million is classified as a capital lease for equipment. As of December 31, 2008, the Company had total expected and remaining minimum lease commitments of approximately $102 million over the lease term. The Company has the option to renew this lease for up to an additional ten years.

Rent expense for all operating leases was approximately $73 million, $88 million, and $103 million for 2006, 2007, and 2008, respectively.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Gross and net lease commitments as of December 31, 2008 can be summarized as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Years ending December 31,
2009	$149	$(3)	$146
2010	128	(2)	126
2011	107	(2)	105
2012	94	(1)	93
2013	84	—	84
Due after 5 years	299	—	299

Total gross and net lease commitments	$861	$(8)	$853

Capital Lease Commitment
Years ending December 31,
2009	$7
2010	7
2011	7
2012	7
2013	8
Due after 5 years	46

Gross lease commitment	$82

Less: interest	(39)

Net lease commitment included in capital lease and other long-term liabilities	$43

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of December 31, 2008, these commitments totaled $360 million, of which $142 million will be payable in 2009, $157 million will be payable in 2010, and $61 million will be payable in 2011.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of December 31, 2008, these commitments totaled $178 million, of which $92 million will be payable in 2009, $43 million will be payable in 2010, $24 million will be payable in 2011, $9 million will be payable in 2012, $6 million will be payable in 2013, and $4 million thereafter.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $52 million through 2023.

Other Commitments. In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company’s conduct of the business and tax matters prior to the sale. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its consolidated financial statements.

As of December 31, 2008, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label (“BMG”), Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the U.S. District Court for the Southern District of New York seeking declaratory and injunctive relief and damages. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. Yahoo! acquired LAUNCH in August 2001. This lawsuit was settled with all plaintiffs, other than BMG. On April 27, 2007, after a two week jury trial, the jury returned a unanimous verdict in favor of LAUNCH finding no liability. BMG has filed a notice of appeal to the U.S. Court of Appeals for the Second Circuit and the oral argument is scheduled to be heard on March 17, 2009.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters,

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the claims against certain defendants, including Overture. Between June 2004 and June 2007, plaintiffs and issuer defendants, including Overture, reached a settlement, but due to certain conditions not being met the settlement did not receive court approval. On March 26, 2008, the district court denied defendants’ motions to dismiss except as to Section 11 claims raised by some plaintiffs who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. Initial briefing on the class certification motion was completed in April 2008. The plaintiffs’ class certification motion then was withdrawn without prejudice on October 10, 2008. The Company intends to defend the case vigorously.

In May 2007, two purported class actions were commenced by plaintiffs Ellen Brodsky and Manfred Hacker, asserting claims arising under the federal securities laws against the Company and certain individual defendants. These actions were ordered consolidated in the U.S. District Court for the Central District of California and, on December 21, 2007, a Consolidated Amended Complaint was filed against Yahoo! and certain individual defendants, including current and former officers and a former director and officer. Plaintiffs purport to represent a class of persons who purchased the Company’s common stock between April 8, 2004 and July 18, 2006. Plaintiffs allege that defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, and future business prospects in violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5. Plaintiffs also allege that the individual defendants engaged in insider trading in violation of Section 20(A) of the Exchange Act, and as control persons are subject to liability under Section 20(A) of the Exchange Act. Plaintiffs seek compensatory damages, injunctive relief, disgorgement of alleged insider trading proceeds, and other equitable relief. On March 10, 2008, the Court granted defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California. On October 7, 2008, the Court granted defendants’ motion to dismiss the Consolidated Amended Complaint with leave to amend. Plaintiffs filed their Second Amended Consolidated Complaint on December 19, 2008. On February 2, 2009, defendants filed a motion to dismiss, which is scheduled for hearing on April 23, 2009.

On May 15, 2007, a stockholder derivative complaint was filed in the California Superior Court, Santa Clara County, by Greg Brockwell against members of the Board and selected officers alleging breaches of fiduciary duties and corporate waste similar to the allegations in the Brodsky/Hacker class action litigation. The Brockwell action was voluntarily dismissed with prejudice as to plaintiff and without prejudice as to Yahoo! stockholders and the Company, derivatively, on February 3, 2009.

On June 14, 2007, a second stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by Plaintiff Watkins is substantially similar to the complaint filed by Plaintiff Brockwell, with the addition of a claim for relief for alleged violation of Section 10(b) of the Exchange Act, and Watkins agreed to coordinate her action with the federal class action litigation. On April 29, 2008, the federal court in Los Angeles granted defendants’ motion to transfer the Watkins action to the U.S. District Court for the Northern District of California, and declined to decide the Plaintiff’s motion to amend the complaint. On January 12, 2009, Watkins filed a new motion for leave to file an amended complaint seeking to substitute a new plaintiff, seeking to add a derivative claim alleging violations of Section 20A of the Exchange Act, seeking to add a class claim for alleged violations of Section 14(a) of the Exchange Act, seeking to add a class claim for alleged breach of fiduciary duty, and seeking to allege claims relating to Microsoft’s unsolicited proposal to acquire Yahoo! Inc. on February 1, 2008.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Since February 1, 2008, five separate stockholder lawsuits were filed in the California Superior Court, Santa Clara County, against Yahoo! Inc., members of the Board and selected former officers by plaintiffs Edward Fritsche, the Thomas Stone Trust, Tom Turberg, Congregation Beth Aaron, and the Louisiana Municipal Police Employees’ Retirement System (collectively, the “California Lawsuits”). The California Lawsuits were consolidated, and on March 12, 2008, a Consolidated Amended Class Action and Derivative Complaint was filed, captioned In re Yahoo! Inc. Shareholder Litigation, in Santa Clara County Superior Court. The Consolidated Amended Class and Derivative Complaint alleges that the Board breached fiduciary duties in connection with Microsoft’s unsolicited proposal to acquire Yahoo!. The Consolidated Amended Class and Derivative Complaint seeks declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. On March 28, 2008, the Santa Clara County Superior Court granted defendants’ motion to stay the Consolidated Amended Class Action and Derivative Complaint pending resolution of similar proceedings pending in the Delaware Court of Chancery described below.

One of the California Lawsuits (by plaintiff Congregation Beth Aaron) was voluntarily dismissed by the plaintiff without prejudice, and re-filed in the U.S. District Court for the Northern District of California on December 3, 2008. The complaint in this federal suit alleges claims for breach of fiduciary duty and corporate waste in connection with Yahoo!’s consideration of proposals by Microsoft to purchase all or a part of Yahoo!, adoption of severance plans, and the June 12, 2008 agreement between Google Inc. and Yahoo!. The complaint also alleges claims under Section 14(a) of the Exchange Act for alleged false statements or omissions in Yahoo!’s June 9, 2008 proxy statement regarding the severance plans and for control person liability under Section 20(a) of the Exchange Act. The complaint seeks unspecified compensatory damages, injunctive relief, and an award of plaintiffs’ attorneys’ fees and costs. Defendants have not responded to the complaint as of this date.

Since February 11, 2008, five separate stockholder lawsuits were filed in the Delaware Court of Chancery against Yahoo! Inc. and members of the Board by plaintiffs The Wayne County Employees’ Retirement System, Ronald Dicke, and The Police and Fire Retirement System of the City of Detroit along with The General Retirement System of the City of Detroit, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund, and Vernon A. Mercier (the “Delaware Lawsuits”). Two of the Delaware Lawsuits (by plaintiff Wayne County and by plaintiff Plumbers and Pipefitters Local Union) were voluntarily dismissed with prejudice. The remaining Delaware Lawsuits were consolidated (lead plaintiff is the Police and Fire Retirement System of the City of Detroit) and lead counsel was appointed. On November 18, 2008, plaintiffs filed an amended motion for leave to amend and supplement its complaint. In connection with the amended motion for leave to amend, plaintiff submitted a proposed Second Amended and Supplemental Consolidated Complaint (the “Second Amended Complaint”).

The Second Amended Complaint generally alleges that defendants breached fiduciary duties in connection with the consideration of proposals by Microsoft to purchase all or part of Yahoo!, adoption of severance plans, the June 12, 2008 agreement between Google Inc. and Yahoo! and purports to state claims relating to alleged false and misleading statements and omissions in Yahoo!’s proxy statement. Plaintiffs allege that the proxy statement contained false and misleading statements and omissions related to the severance plans, including statements and omissions with respect to the purpose of the plans, the reasons for adopting the plans, the benefits provided to employees under the plans, the role played by outside compensation consultants and the information provided by them and the total cost of the plans. The Second Amended Complaint seeks unspecified compensatory damages, declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs.

On December 10, 2008, plaintiffs in the Delaware Lawsuits, Yahoo! and the Individual Defendants entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) that, if approved by the Delaware Court of Chancery, will settle and resolve all claims that were or could have been asserted by the plaintiffs or members of the settlement class, consisting of all persons who held Yahoo! common stock at any time between January 31

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

and December 7, 2008, or on behalf of Yahoo! Inc. in the Delaware Lawsuits or in any forum. As provided in the Settlement Agreement, in consideration for the settlement, Yahoo! agreed to amend in various ways the severance plans that Yahoo! adopted in February 2008.

On December 19, 2008, Chancellor Chandler and the Delaware Court of Chancery approved an order scheduling a hearing to determine whether to grant final approval to the settlement. Pursuant to this order, on December 30, 2008, Yahoo! mailed notice of the proposed settlement and published a summary notice of the proposed settlement. Class members and Yahoo! stockholders had until February 4, 2009 to serve and file any written objections to the proposed settlement. Plaintiffs’ counsel submitted a fee petition seeking legal fees and expenses. By stipulation and order, the Court set the hearing on final approval of the proposed settlement and the plaintiffs’ counsel’s request for legal fees and expenses for March 6, 2009.

While the outcome of these matters is currently not determinable, the Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on its financial position, results of operations, or cash flows. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers, in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial expenses in defending against these claims.

Note 14    SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides revenues and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense includes income from operations before depreciation, amortization, and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization, and stock-based compensation expense is an appropriate measure of evaluating the operational performance of the Company’s segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2006	2007	2008
Revenues by segment:
United States	$4,365,922	$4,727,123	$5,189,868
International	2,059,757	2,242,151	2,018,634

Total revenues	$6,425,679	$6,969,274	$7,208,502

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$1,451,656	$1,433,617	$1,212,821
International	454,261	493,418	(2,218)

Total segment operating income before depreciation, amortization, and stock-based compensation expense:	1,905,917	1,927,035	1,210,603
Depreciation and amortization	(540,021)	(659,195)	(790,033)
Stock-based compensation expense	(424,930)	(572,427)	(407,607)

Income from operations	$940,966	$695,413	$12,693

Capital expenditures, net:
United States	$601,472	$515,709	$581,906
International	87,664	86,567	92,923

Total capital expenditures, net	$689,136	$602,276	$674,829

	December 31,
	2007	2008
Property and equipment, net:
United States	$1,182,212	$1,396,031
International	149,420	140,150

Total property and equipment, net	$1,331,632	$1,536,181

Revenues are attributed to individual countries according to the international online property that generated the revenues. No single foreign country accounted for more than 10 percent of revenues in 2006, 2007, and 2008, respectively. See also Note 5—“Goodwill” and Note 16—“Restructuring Charges, Net” for additional information regarding segments.

The following table presents revenues for groups of similar services (in thousands):

	Years Ended December 31,
	2006	2007	2008
Marketing services:
Owned and Operated sites	$3,074,803	$3,669,816	$4,045,996
Affiliate sites	2,552,404	2,418,423	2,270,210

Marketing services	5,627,207	6,088,239	6,316,206
Fees	798,472	881,035	892,296

Total revenues	$6,425,679	$6,969,274	$7,208,502

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15    RELATED PARTY TRANSACTIONS

The Company and other third parties are limited partners in Softbank Capital Partners LP (“Softbank Capital”), a venture capital fund which is an affiliate of SOFTBANK. A Managing Partner of Softbank Capital is also a member of the Company’s Board. In July 1999 and March 2000, the Company made investments in Softbank Capital of approximately $30 million and $6 million, respectively, which together represents less than a 5 percent holding in Softbank Capital. Since the Company’s initial investment, the Company has recorded substantial impairments to its investment. As of December 31, 2008, the investment is valued at less than $1 million and is included on the consolidated balance sheets in other assets. Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

Revenues from related parties, excluding Yahoo! Japan and Alibaba, represented approximately 1 percent of total revenues for the years ended December 31, 2006, 2007, and 2008. Management believes that the terms of the agreements with these related parties are comparable to the terms obtained in arm’s-length transactions with unrelated similarly situated customers of the Company.

See Note 4—“Investments in Equity Interests” for additional information related to transactions involving Yahoo! Japan and Alibaba.

Note 16    RESTRUCTURING CHARGES, NET

Restructuring charges, net consists of costs associated with the two restructuring programs initiated in 2008 and includes employee severance pay and related costs, reversals of stock-based compensation expense, facility restructuring costs, and write-offs of tenant improvements, furniture and fixed assets associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates. The Company had no restructuring charges or reserves in 2006 and 2007.

For the year ended December, 31, 2008, Restructuring charges, net was comprised of the following (in thousands):

Year Ended December 31, 2008
Employee severance pay and related costs	$109,548
Non-cancelable lease, contract termination, and other charges	19,617
Write-offs of tenant improvements, furniture, and fixed assets	7,925

Sub-total before reversal of stock-based compensation expense	137,090
Reversal of stock-based compensation expense	(30,236)

Restructuring charges, net	$106,854

Restructuring charges, net by segment consists of the following for the year ended December 31, 2008 (in thousands):

	Strategic Workforce Realignment	Cost Reduction Initiatives	Total
United States	$12,130	$67,861	$79,991
International	3,181	23,682	26,863

Restructuring charges, net	$15,311	$91,543	$106,854

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Strategic Workforce Realignment. During the first quarter of 2008, the Company implemented a strategic workforce realignment to more appropriately allocate resources to its key strategic initiatives. The strategic workforce realignment involved investing resources in some areas, reducing resources in others, and eliminating some areas of the Company’s business that did not support its strategic priorities. During the year ended December 31, 2008, the Company incurred total pre-tax cash charges of approximately $27 million in severance pay expenses and related cash expenses in connection with this workforce realignment, net of reversals for adjustments to original estimates totaling $2 million. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards. As of December 31, 2008, there were no remaining restructuring accruals related to the strategic workforce realignment.

Cost Reduction Initiatives. During the fourth quarter of 2008, the Company implemented cost reduction initiatives and incurred severance, facility, and other restructuring costs of $110 million in the fourth quarter of 2008, offset by $18 million in related stock-based compensation expense reversals for unvested stock awards, resulting in a net restructuring charge of $92 million.

The Company incurred pre-tax charges of $82 million for employee severance pay expenses and related cash expenditures in connection with reductions in the Company’s global workforce that were made as part of the cost reduction initiatives, which were offset by a credit of $18 million for non-cash stock-based compensation expense reversals for unvested stock awards.

The Company also began to consolidate and exit selected facilities beginning in the fourth quarter of 2008 and expects to continue this process through the end of 2009. The Company vacated and ceased use of a significant portion of three facilities in the U.S. and two international facilities. The Company recorded charges of $24 million in the fourth quarter of 2008 for exited facilities of which $16 million related to non-cancelable lease costs and $8 million related to the write-off of tenant improvements and furniture and fixtures. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. The cost of exiting and terminating the Company’s facility leases was determined by referring to the contractual terms of the agreements, by evaluating the current real estate market conditions, and, where applicable, by referring to amounts in negotiation. The Company’s ability to generate the estimated amounts of sublease income, as well as to terminate lease obligations at the estimated amounts, is dependent upon the commercial real estate market conditions in certain geographies at the time the Company negotiates the lease termination and sublease arrangements with third parties. These amounts represent the Company’s best estimate of the obligations the Company expects to incur and could be subject to adjustment as market conditions change. The remaining lease obligations will be settled over the remaining lease terms which expire through fiscal 2017 and will be adjusted for changes in estimates or the impact of sublease contracts. In addition, the Company incurred $3 million in professional services relating to the restructuring and $1 million in contract termination costs.

Restructuring Accruals. As of December 31, 2008, the aggregate $90 million outstanding restructuring liability with respect to the cost reduction initiatives relates to $70 million of employee severance pay expenses which the Company expects to substantially pay out by the end of the second quarter of 2009, and $20 million of non-cancelable lease costs which the Company expects to pay over the lives of the related obligations which extend to the end of fiscal 2017.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The activity in the Company’s restructuring accruals for the year ended December 31, 2008 is summarized as follows (in thousands):

	Strategic Workforce Realignment	Cost Reduction Initiatives	Total
Balance as of January 1, 2008	$—	$—	$—
Employee severance pay and related costs	29,169	81,953	111,122
Reversal of stock-based compensation expense	(12,284)	(17,952)	(30,236)
Non-cancelable lease, contract termination, and other charges(*)	—	19,617	19,617
Write-off of tenant improvement, furniture, and fixed assets	—	7,925	7,925
Reversal of previous charges	(1,574)	—	(1,574)

Restructuring charges, net	$15,311	$91,543	$106,854
Cash paid	(27,595)	(16,111)	(43,706)
Non-cash reversal of stock-based compensation expense	12,284	17,952	30,236
Non-cash adjustments	—	(3,497)	(3,497)

Balance as of December 31, 2008	$—	$89,887	$89,887

(*)	Includes $3 million in professional services relating to the restructuring and $1 million in contract termination costs.

As of December 31, restructuring accruals were included in the Company’s consolidated balance sheet as follows (in thousands):

December 31, 2008
Accrued expenses and other current liabilities	$77,445
Other long-term liabilities	12,442

Total restructuring accruals	$89,887

As of December 31, restructuring accruals by segment consisted of the following (in thousands):

December 31, 2008
United States	$68,410
International	21,477

Total restructuring accruals	$89,887

Note 17    SUBSEQUENT EVENTS

Management Changes. On January 13, 2009, the Board appointed Ms. Carol Bartz, 60, to serve as CEO of the Company, replacing Jerry Yang who returned to his former role as Chief Yahoo and remains on the Board. At the same time, the size of the Board was increased from 11 to 12 members and Ms. Bartz was also appointed as a director.

On January 13, 2009, the Company entered into an employment agreement (the “Agreement”) with Ms. Bartz. The Agreement provides for an initial term of four years which may be extended by mutual agreement thereafter.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The Agreement also provides that Ms. Bartz will receive an annual base salary of $1 million, subject to annual review for increases, and will be eligible to receive an annual bonus with a target amount of 200 percent of base salary and a maximum amount of two times the target amount. The actual amount of the annual bonus will be determined by the Compensation Committee based upon both the Company’s and Ms. Bartz’s performance for the relevant year.

Also, pursuant to the Agreement, on January 30, 2009 the Compensation Committee granted Ms. Bartz a stock option covering 5.0 million shares of the Company’s common stock, with a per share exercise price of $11.73 (the closing price of the common stock on the grant date) and a maximum term of seven years. The option becomes exercisable, if at all, based on the attainment of average closing prices for the Company’s common stock as reported on the NASDAQ Global Select Market for 20 consecutive trading days (except in certain circumstances) prior to January 1, 2013 as follows: (i) one-third will vest at 150 percent of the exercise price; (ii) one-sixth will vest at 175 percent of the exercise price; (iii) one-sixth will vest at 200 percent of the exercise price; (iv) one-twelfth will vest at 225 percent of the exercise price; (v) one-twelfth will vest at 250 percent of the exercise price; and (vi) one-sixth will vest at 300 percent of the exercise price. Any shares acquired upon exercise of the option must be held until January 1, 2013, except in the event of death or a change in control.

Pursuant to the Agreement, on January 30, 2009, the Compensation Committee granted Ms. Bartz an award of $2.5 million in cash and an award of restricted stock with a value of approximately $7.5 million on the date of grant under the 1995 Plan to compensate Ms. Bartz for the forfeiture of the value of equity grants and post-employment medical coverage from her previous employer. Each such award is scheduled to vest in four equal installments on March 31, June 30, September 30, and December 26, 2009, as long as Ms. Bartz remains in the service of the Company as of the vesting date. These awards (or after one year the net after-tax values of these awards) are subject to certain clawback provisions in the event of a termination of Ms. Bartz’ employment for cause or without good reason during the term of the Agreement.

Pursuant to the Agreement, on February 25, 2009, Ms. Bartz was granted stock options and restricted stock units for 2009 with a value of approximately $8 million.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2007, and 2008

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of, Recoveries	Balance at End of Year
	(In thousands)
Accounts receivable
Allowance for doubtful accounts
2006	$41,857	$5,070	$(8,731)	$38,196
2007	38,196	23,018	(14,693)	46,521
2008	46,521	24,937	(19,858)	51,600

	Balance at Beginning of Year	Charged to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
	(In thousands)
Deferred tax asset valuation allowance
2006	$1,507,848	$15,206	$(1,427,275)	$95,779
2007	95,779	9,806	(39,097)	66,488
2008	66,488	25,674	(8,612)	83,550
(*)	Amounts not charged (credited) to expenses were charged (credited) to stockholders’ equity, deferred tax assets/(liabilities), or goodwill. In addition, in 2006, a decrease in the valuation allowance of $1.1 billion was due to the removal of deferred income tax assets arising from unrealized excess tax benefits from stock-based awards and their related valuation allowance, in connection with the adoption of SFAS 123R.

Selected Quarterly Financial Data

(Unaudited)

	Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008(1)	June 30, 2008	September 30, 2008	December 31, 2008(2)
	(In thousands, except per share amounts)
Revenues	$1,671,850	$1,697,920	$1,767,506	$1,831,998	$1,817,602	$1,798,085	$1,786,426	$1,806,389
Gross profit	$958,213	$1,014,908	$1,027,306	$1,130,089	$1,062,519	$1,032,174	$1,014,149	$1,076,298
Net income/(loss)	$142,424	$160,567	$151,286	$205,723	$542,163	$131,215	$54,348	$(303,428)

Net income/(loss) per share—basic	$0.11	$0.12	$0.11	$0.15	$0.41	$0.10	$0.04	$(0.22)

Net income/(loss) per share—diluted	$0.10	$0.11	$0.11	$0.15	$0.37	$0.09	$0.04	$(0.22)

Shares used in per share calculation—basic	1,352,476	1,339,594	1,335,092	1,328,784	1,333,730	1,372,629	1,383,786	1,387,758

Shares used in per share calculation—diluted	1,418,225	1,403,819	1,395,056	1,396,306	1,395,416	1,399,277	1,397,573	1,387,758

(1)	Net income for the quarter ended March 31, 2008 includes a non-cash gain of $401 million related to Alibaba Group’s IPO of Alibaba.com, net of tax.

(2)	Net income for the quarter ended December 31, 2008 includes a goodwill impairment charge of $488 million and net restructuring charges of $90 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 55.

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

Adoption of Executive Incentive Plan

On February 25, 2009, the Compensation Committee approved a new annual cash bonus plan for senior executives of the Company, the Yahoo! Executive Incentive Plan (the “EIP”). Each participant in the EIP is assigned a target bonus percentage each year that is expressed as a percentage of the participant’s annual base salary. The aggregate bonus pool available under the EIP for a particular year will equal the aggregate amount of the participants’ target bonus opportunities, multiplied by a factor (the “Funding Percentage”) that may range from 50 percent to 200 percent based on Yahoo!’s operating cash flow (as defined in the EIP) results for that year as a percentage of an operating cash flow target set by the Compensation Committee for the year. An individual participant’s bonus will be based 70 percent on Company performance and 30 percent based on individual performance. The individual performance component of a participant’s bonus will be determined by the Compensation Committee with respect to executive officers of the Company and by management with respect to the other participants in the EIP, except that in no event will the total amount of bonuses paid under the EIP for a particular year exceed the aggregate bonus pool for that year. A participant generally must remain employed by the Company until EIP bonuses are actually paid in order to be eligible for a bonus.

The following table sets forth the 2009 target bonus percentage, expressed as a percentage of the participant’s annual base salary, for the Company’s principal executive officer, principal financial officer, and the other executive officers who were named in the Summary Compensation Table of the Company’s Proxy Statement filed with the SEC on June 9, 2008 and are currently employed by the Company:

Name and Principal Position	2009 Target Bonus (% of Base Salary)
Carol Bartz Chief Executive Officer	200%

Jerry Yang Chief Yahoo	*

Susan Decker President	*

Blake Jorgensen Chief Financial Officer	*

Michael J. Callahan Executive Vice President, General Counsel and Secretary	75%

Michael A. Murray Senior Vice President, Finance and Chief Accounting Officer	50%

*	Mr. Yang, Ms. Decker and Mr. Jorgensen will not participate in the EIP.

Management Change

On January 13, 2009, we announced that Sue Decker indicated she would resign after a transition period. Ms. Decker’s date of resignation will be April 1, 2009.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	55
Consolidated Statements of Income for each of the three years in the period ended December 31, 2008	56
Consolidated Balance Sheets as of December 31, 2007 and 2008	57
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008	58
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2008	60
Notes to Consolidated Financial Statements	62

2. Financial Statement Schedules:

Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2008	110
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto
Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2008	111

3.	Exhibits:

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2009.

YAHOO! INC.

By:	/s/ BLAKE JORGENSEN
Blake Jorgensen
Chief Financial Officer (Principal Financial Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carol Bartz and Blake Jorgensen, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CAROL BARTZ Carol Bartz	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ BLAKE JORGENSEN Blake Jorgensen	Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ MICHAEL MURRAY Michael Murray	Senior Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/S/ ROY BOSTOCK Roy Bostock	Chairman of the Board	February 27, 2009

/S/ FRANK BIONDI Frank Biondi	Director	February 27, 2009

/S/ RONALD BURKLE Ronald Burkle	Director	February 27, 2009

/S/ JOHN CHAPPLE John Chapple	Director	February 27, 2009

/S/ ERIC HIPPEAU Eric Hippeau	Director	February 27, 2009

Signature	Title	Date

Carl Icahn	Director	February 27, 2009

/S/ VYOMESH JOSHI Vyomesh Joshi	Director	February 27, 2009

/S/ ARTHUR KERN Arthur Kern	Director	February 27, 2009

/S/ MARY AGNES WILDEROTTER Mary Agnes Wilderotter	Director	February 27, 2009

/S/ GARY WILSON Gary Wilson	Director	February 27, 2009

/S/ JERRY YANG Jerry Yang	Director	February 27, 2009

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

2.1	Stock Purchase and Contribution Agreement, dated as of August 10, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005 and incorporated herein by reference.)

2.2	Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, by and between Yahoo! Inc. and Alibaba.com Corporation (Filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed October 27, 2005 [the October 27, 2005 Form 8-K] and incorporated herein by reference.)

2.3	Tao Bao Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc., SOFTBANK CORP. and SB TB Holding Limited (Filed as Exhibit 2.3 to the October 27, 2005 Form 8-K and incorporated herein by reference.)

2.4	Secondary Share Purchase Agreement, dated as of October 24, 2005, by and among Yahoo! Inc. and certain shareholders of Alibaba.com Corporation (Filed as Exhibit 2.4 to the October 27, 2005 Form 8-K and incorporated herein by reference.)

2.5	Shareholders Agreement, dated as of October 24, 2005, by and among Alibaba.com Corporation, Yahoo! Inc., SOFTBANK CORP., the Management Members, and the other shareholders named therein (Filed as Exhibit 2.5 to the October 27, 2005 Form 8-K and incorporated herein by reference.)

3.1	Amended and Restated Certificate of Incorporation of Registrant (Filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.)

3.2	Amended Bylaws of Registrant (Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2009 and incorporated herein by reference.)

4.1	Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005 and incorporated herein by reference.)

10.1+	Form of Indemnification Agreement with certain of the Registrant’s officers and directors (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2006 and incorporated herein by reference.)

10.2(A)+	Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Annex A to the Registrant’s definitive proxy statement filed on April 30, 2007) and incorporated herein by reference.)

10.2(B)+	Form of Stock Option Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(A) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 [the June 30, 2007 10-Q] and incorporated herein by reference.)

10.2(C)+	Form of Restricted Stock Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(B) to the June 30, 2007 10-Q and incorporated herein by reference.)

10.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(C) to the June 30, 2007 10-Q and incorporated herein by reference.)

Exhibit Number	Description

10.2(E)+	Form of Stock Appreciation Rights Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan (Filed as Exhibit 10.23(D) to the June 30, 2007 10-Q and incorporated herein by reference.)

10.2(F)+*	Form of Executive Incentive Notice of Stock Option Grant and Stock Option Award Agreement under Yahoo! Inc. Amended and Restated 1995 Stock Plan.

10.2(G)+*	Form of Executive Incentive Restricted Stock Unit Award Agreement (time-based vesting) under Yahoo! Inc. Amended and Restated 1995 Stock Plan.

10.2(H)+*	Form of Executive Incentive Performance Restricted Stock Unit Award Agreement (TSR version) under Yahoo! Inc. Amended and Restated 1995 Stock Plan.

10.2(I)+*	Form of Executive Incentive Performance Restricted Stock Unit Award Agreement (OCF version) under Yahoo! Inc. Amended and Restated 1995 Stock Plan.

10.3(A)+	Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Filed as Exhibit 10.3(A) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 [the December 31, 2007 10-K] and incorporated herein by reference.)

10.3(B)+	Form of Enrollment Agreement under Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (Filed as Exhibit 10.3(B) to the December 31, 2007 10-K and incorporated herein by reference.)

10.4(A)+	Yahoo! Inc. Amended and Restated 1996 Directors’ Stock Plan (Filed as Exhibit 10.4(A) to the December 31, 2007 10-K and incorporated herein by reference.)

10.4(B)+	Form of Notice of Stock Option Grant and Director Nonstatutory Stock Option Agreement (Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2006 [the June 1, 2006 Form 8-K] and incorporated herein by reference.)

10.4(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement (Filed as Exhibit 10.3 to the June 1, 2006 Form 8-K and incorporated herein by reference.)

10.5	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (Filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 [the December 31, 2002 10-K] and incorporated herein by reference.)

10.6	Yahoo! Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on December 23, 2002 and incorporated herein by reference.)

10.7	Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (Filed as Exhibit 10.11 to the December 31, 2002 10-K and incorporated herein by reference.)

10.8	Amendment to Yahoo! Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.40 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on November 27, 2002 and incorporated herein by reference.)

10.9	Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (Filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.)

10.10	Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004 (Filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference.)

10.11+	Employment Letter, dated October 29, 2004, between the Registrant and Michael Murray (Filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 [the December 31, 2004 10-K] and incorporated herein by reference.)

Exhibit Number	Description

10.12	Amendment No. 2 to Yahoo! Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo! Japan Corporation (Filed as Exhibit 10.30 to the December 31, 2004 10-K and incorporated herein by reference.)

10.13+*	Summary of Compensation Payable to Named Executive Officers.

10.14+	Offer Letter, dated as of May 14, 2007, between the Registrant and Blake Jorgensen (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 15, 2007 and incorporated herein by reference.)

10.15+*	Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees, as amended on December 10, 2008.

10.16	Agreement, dated July 21, 2008, by and among Yahoo! Inc., Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II L.P., Icahn Partners Master Fund III L.P., High River Limited Partnership and Carl C. Icahn. (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2008 and incorporated herein by reference.)

10.17(A)+	Employment Agreement Letter, dated January 13, 2009, between the Registrant and Carol Bartz (Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2009 and incorporated herein by reference.)

10.17(B)+*	Notice of Stock Option Grant, dated January 30, 2009, between the Registrant and Carol Bartz.

10.17(C)+*	Stock Option Agreement, dated January 30, 2009, between the Registrant and Carol Bartz.

10.17(D)+*	Restricted Stock Award Agreement, dated January 30, 2009, between the Registrant and Carol Bartz.

10.17(E)+*	Notice of Incentive Stock Option Grant and Stock Option Award Agreement, dated February 25, 2009, between the Registrant and Carol Bartz.

10.17(F)+*	Incentive Restricted Stock Unit Award Agreement (time-based vesting), dated February 25, 2009, between the Registrant and Carol Bartz.

10.17(G)+*	Incentive Performance Restricted Stock Unit Award Agreement (TSR version), dated February 25, 2009, between the Registrant and Carol Bartz.

10.17(H)+*	Incentive Performance Restricted Stock Unit Award Agreement (OCF version), dated February 25, 2009, between the Registrant and Carol Bartz.

10.18+*	Yahoo! Inc. Executive Incentive Plan.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K.)

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009.

32*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 27, 2009.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.