Form 10-Q
period 2009-03-31
YAHOO INC
filed 2009-05-08
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.001 par value	1,395,653,343

YAHOO! INC.

EX-10.13

EX-10.19

EX-31.1

EX-31.2

EX-32

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31, 2008	March 31, 2009
	(Unaudited, in thousands except per share amounts)
Revenues	$1,817,602	$1,580,042
Cost of revenues	755,083	700,737

Gross profit	1,062,519	879,305

Operating expenses:
Sales and marketing	424,591	321,112
Product development	305,606	306,043
General and administrative	171,080	136,997
Amortization of intangibles	23,740	9,667
Restructuring charges, net	16,885	4,801

Total operating expenses	941,902	778,620

Income from operations	120,617	100,685
Other income, net	14,665	4,960

Income before income taxes and earnings in equity interests	135,282	105,645
Provision for income taxes	(53,299)	(35,884)
Earnings in equity interests	454,782	48,934

Net income	536,765	118,695
Net loss/(income) attributable to noncontrolling interests	75	(1,137)

Net income attributable to Yahoo! Inc.	$536,840	$117,558

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.40	$0.08

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.37	$0.08

Shares used in per share calculation — basic	1,335,986	1,393,347

Shares used in per share calculation — diluted	1,395,336	1,408,331

Stock-based compensation expense by function:
Cost of revenues	$3,280	$3,579
Sales and marketing	65,538	49,897
Product development	48,082	54,278
General and administrative	20,389	18,966
Restructuring expense reversals, net	(12,284)	—

Total stock-based compensation expense	$125,005	$126,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2008	March 31, 2009
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,292,296	$2,318,509
Short-term marketable debt securities	1,159,691	1,127,141
Accounts receivable, net	1,060,450	912,987
Prepaid expenses and other current assets	233,061	236,420

Total current assets	4,745,498	4,595,057
Long-term marketable debt securities	69,986	245,445
Property and equipment, net	1,536,181	1,469,721
Goodwill	3,440,889	3,405,584
Intangible assets, net	485,860	436,558
Other long-term assets	233,989	210,785
Investments in equity interests	3,177,445	3,372,811

Total assets	$13,689,848	$13,735,961

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151,897	$115,763
Accrued expenses and other current liabilities	1,139,894	958,468
Deferred revenue	413,224	405,616

Total current liabilities	1,705,015	1,479,847
Long-term deferred revenue	218,438	192,332
Capital lease and other long-term liabilities	77,062	70,909
Deferred and other long-term tax liabilities, net	420,372	401,615

Total liabilities	2,420,887	2,144,703
Commitments and contingencies (Note 10)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,600,220 and 1,602,919 shares issued, respectively, and 1,391,560 and 1,394,190 shares outstanding, respectively	1,595	1,597
Additional paid-in capital	11,643,635	11,766,226
Treasury stock at cost, 208,660 and 208,729 shares, respectively	(5,267,484)	(5,268,377)
Retained earnings	4,752,920	4,870,478
Accumulated other comprehensive income	120,276	202,178

Total Yahoo! Inc. stockholders’ equity	11,250,942	11,572,102
Noncontrolling interests	18,019	19,156

Total equity	11,268,961	11,591,258

Total liabilities and equity	$13,689,848	$13,735,961

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2008	March 31, 2009
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$536,765	$118,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117,557	134,866
Amortization of intangible assets	69,954	46,707
Stock-based compensation expense	125,005	126,720
Non-cash restructuring charges	—	(558)
Tax benefits from stock-based awards	—	(2,705)
Excess tax benefits from stock-based awards	—	(22,127)
Deferred income taxes	29,636	5,826
Earnings in equity interests	(454,782)	(48,934)
Loss/(gain) from sales of investments, assets, and other, net	5,877	(3,141)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	27,180	136,535
Prepaid expenses and other	(8,307)	2,267
Accounts payable	(44,343)	(29,689)
Accrued expenses and other liabilities	46,235	(170,480)
Deferred revenue	335,528	(31,633)

Net cash provided by operating activities	786,305	262,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(139,793)	(70,481)
Purchases of marketable debt securities	(32,757)	(1,241,194)
Proceeds from sales of marketable debt securities	129,992	55,018
Proceeds from maturities of marketable debt securities	246,550	1,045,691
Acquisitions, net of cash acquired	(166,289)	—
Purchases of intangible assets	(8,858)	(5,365)
Other investing activities, net	(10,435)	—

Net cash provided by (used in) investing activities	18,410	(216,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	126,570	3,932
Repurchases of common stock	(79,236)	—
Excess tax benefits from stock-based awards	—	22,127
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(52,493)	(10,339)

Net cash (used in) provided by financing activities	(5,159)	15,720

Effect of exchange rate changes on cash and cash equivalents	27,719	(35,525)
Net change in cash and cash equivalents	827,275	26,213
Cash and cash equivalents at beginning of period	1,513,930	2,292,296

Cash and cash equivalents at end of period	$2,341,205	$2,318,509

Supplemental cash flow disclosure:

During the three months ended March 31, 2008, the holders of the Company’s zero coupon senior convertible notes (the “Notes”) converted $167 million of the Notes into 8.1 million shares of Yahoo! common stock. See Note 8 — “Debt” for additional information.

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

Basis of Presentation. The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. Minority interests have been re-captioned to noncontrolling interests and have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the closing date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements for the year ended December 31, 2008, but does not include all disclosures required by GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three related Staff Positions: (i) FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), (ii) FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2” and “FSP FAS 124-2”), and (iii) FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP FAS 157-4 provides guidance on how to determine the fair value of financial assets and liabilities under SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value. As a result, a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP FAS 115-2 and FSP FAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP FAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of adopting these Staff Positions.

Note 2 BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! INC. COMMON STOCKHOLDERS PER SHARE

Basic net income per share attributable to Yahoo! Inc. common stockholders is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock awards granted under the Company’s 1995 Stock Plan and restricted stock units granted under the 1996 Directors’ Stock Plan) in accordance with FSP EITF 03-6-1 “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), shares to be purchased under the employee stock purchase plan, and assumed conversion of the Company’s Notes prior to their maturity and conversion on April 1, 2008. In applying the treasury stock method, the Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

For the three months ended March 31, 2008 and 2009, potentially dilutive securities representing approximately 136 million and 127 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2008	March 31, 2009
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$536,840	$117,558
Less: Net income allocated to participating securities	(908)	(154)

Net income attributable to Yahoo! Inc. common stockholders — basic	$535,932	$117,404

Denominator:
Weighted average common shares	1,335,986	1,393,347

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.40	$0.08

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$536,840	$117,558
Less: Net income allocated to participating securities	(874)	(4)
Less: Effect of dilutive securities issued by equity investees	(26,404)	(208)
Add: Interest expense, net of tax, related to the Notes	5,314	—

Net income attributable to Yahoo! Inc. common stockholders — diluted	$514,876	$117,346

Denominator:
Denominator for basic calculation	1,335,986	1,393,347
Weighted average effect of Yahoo! dilutive securities:
Restricted stock and restricted stock units	8,496	10,179
Stock options	14,792	4,805
Assumed conversion of the Notes	36,062	—

Denominator for diluted calculation	1,395,336	1,408,331

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.37	$0.08

Note 3 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2008	March 31, 2009	Percent Ownership of Common Stock
Alibaba Group	$2,216,659	$2,185,658	44%
Alibaba.com	51,999	51,674	1%
Yahoo! Japan	905,672	1,132,390	34%
Other	3,115	3,089

Total	$3,177,445	$3,372,811

Equity Investment in Alibaba Group. The investment in Alibaba Group Holding Limited (“Alibaba Group”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Alibaba Group and any related amortization expense, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of income.

The following table presents Alibaba Group’s U.S. GAAP condensed financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended
	December 31, 2007	December 31, 2008
Operating data:(1)
Revenues	$97,648	$152,648
Gross profit	$62,421	$103,493
Loss from operations(2)	$(205,410)	$(45,610)
Net income/(loss)(3)	$1,883,257	$(59,088)

	September 30, 2008	December 31, 2008
Balance sheet data:
Current assets	$2,585,369	$2,736,563
Long-term assets	$2,193,374	$2,219,521
Current liabilities	$821,174	$1,038,677
Long-term liabilities	$20,131	$20,365
Noncontrolling interests	$187,570	$195,182

(1)	The Company records its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in its condensed consolidated statements of income.

(2)

The loss from operations of $205 million for the three months ended December 31, 2007 includes Alibaba Group’s impairment loss on goodwill and intangible assets of $178 million for which Yahoo! Inc. has no basis in its investment balance.

(3)

The net income of $1.9 billion for the three months ended December 31, 2007 includes the gain from Alibaba Group’s sale of an approximate 27 percent ownership interest in Alibaba.com in Alibaba.com’s initial public offering (“IPO”).

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three months ended March 31, 2008 and 2009, these transactions were not material.

Equity Investment in Alibaba.com Limited. As part of the IPO of Alibaba.com, the Company purchased an approximate 1 percent interest in the common stock of Alibaba.com. This investment is accounted for using the equity method, consistent with the Company’s investment in Alibaba Group, which holds the controlling interest in Alibaba.com. The fair value of the Company’s ownership interest in the common stock of Alibaba.com, based on the quoted stock price, was approximately $53 million as of March 31, 2009.

Equity Investment in Yahoo! Japan. The investment in Yahoo! Japan Corporation (“Yahoo! Japan”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo! Japan and any related amortization expense, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of income. The fair value of the Company’s ownership interest in the common stock of Yahoo! Japan, based on the quoted stock price, was approximately $5 billion as of March 31, 2009.

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan consolidated financial statements (in thousands):

	Three Months Ended
	December 31, 2007	December 31, 2008
Operating data:(*)
Revenues	$618,748	$778,647
Gross profit	$530,687	$657,978
Income from operations	$276,316	$344,305
Net income	$151,687	$198,709

	September 30, 2008	December 31, 2008
Balance sheet data:
Current assets	$1,202,164	$1,411,053
Long-term assets	$1,923,195	$2,244,173
Current liabilities	$778,110	$813,515
Long-term liabilities	$189,719	$112,232
Noncontrolling interests	$25,665	$21,386

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears in earnings in equity interests in the condensed consolidated statements of income.

The differences between U.S. GAAP and accounting principles generally accepted in Japan, the standards by which Yahoo! Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements.

Through its commercial arrangement with Yahoo! Japan, the Company provides advertising and search marketing services to Yahoo! Japan for a service fee. Under this arrangement, the Company records marketing services revenue from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. In addition, the Company recognizes revenues from license fees received from Yahoo! Japan. These arrangements resulted in revenues of approximately $73 million and $75 million, respectively, for the three months ended March 31, 2008 and 2009. As of December 31, 2008 and March 31, 2009, the Company had a net receivable balance from Yahoo! Japan of approximately $39 million and $38 million, respectively.

Note 4 GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2009 was primarily due to foreign currency translation losses of $35 million.

Note 5 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2008	March 31, 2009
	Net	Gross Carrying Amount	Accumulated Amortization(1)	Net(2)
Customer, affiliate, and advertiser related relationships	$99,828	$146,186	$(53,411)	$92,775
Developed and acquired technology and intellectual property rights	350,168	556,361	(244,869)	311,492
Trade name, trademark, and domain name	35,864	74,890	(42,599)	32,291

Total intangible assets, net	$485,860	$777,437	$(340,879)	$436,558

(1)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $7 million as of March 31, 2009.

(2)

As of December 31, 2008 and March 31, 2009, $441 million and $398 million, respectively, of the net intangibles balance were related to the U.S. segment. As of December 31, 2008 and March 31, 2009, $45 million and $39 million, respectively, of the net intangibles balance were related to the International segment.

For the three months ended March 31, 2008 and 2009, the Company recognized amortization expense for intangible assets of $70 million and $47 million, respectively, including $46 million in cost of revenues for the three months ended March 31, 2008 and $37 million in cost of revenues for the three months ended March 31, 2009. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2009 and each of the succeeding years is as follows: nine months ending December 31, 2009: $127 million; 2010: $117 million; 2011: $88 million; 2012: $54 million; 2013: $22 million; 2014: $10 million; and cumulatively thereafter: $5 million.

Note 6 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2009
Interest and investment income	$23,167	$6,848
Investment (losses) gains, net	(2,210)	90
Other	(6,292)	(1,978)

Total other income, net	$14,665	$4,960

Interest and investment income consist of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

Investment (losses) gains, net includes realized gains and losses related to sales of marketable debt securities and/or investments in publicly traded or privately held companies.

Other consists mainly of imputed interest related to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and foreign exchange gains and losses due to re-measurement of assets and liabilities denominated in non-functional currencies. See Note 8 — “Debt” for additional information related to the adoption of FSP APB 14-1.

Note 7 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2009
Net income	$536,765	$118,695
Change in net unrealized losses, net on available-for-sale securities, net of tax and reclassification adjustments	(2,362)	(328)
Foreign currency translation adjustment	131,432	82,230

Other comprehensive income	129,070	81,902

Comprehensive income	$665,835	$200,597
Comprehensive loss/(income) attributable to noncontrolling interests	75	(1,137)

Comprehensive income attributable to Yahoo! Inc.	$665,910	$199,460

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2008	March 31, 2009
Unrealized gains on available-for-sale securities, net of tax	$6,857	$6,529
Foreign currency translation adjustments, net of tax	113,419	195,649

Accumulated other comprehensive income	$120,276	$202,178

Note 8 DEBT

In April 2003, the Company issued $750 million of the Notes due April 1, 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which had been deferred and were included on the condensed consolidated balance sheets in prepaid expense and other current assets. As of March 31, 2008, the transaction fees were fully amortized. The Notes were issued at par, did not bear interest, and were convertible into shares of the Company’s common stock. Upon conversion, the Company had the right to deliver cash in lieu of common stock.

During the three months ended March 31, 2008, $167 million of the Notes were converted and 8.1 million shares of Yahoo! common stock were issued to the holders of the Notes. On the maturity date of April 1, 2008, the remaining $583 million of the Notes were converted and 28.5 million shares of Yahoo! common stock were issued to the holders of the Notes.

Effective January 1, 2009 the Company adopted FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and accordingly prior periods have been restated to reflect the impact of FSP APB 14-1. For convertible debt instruments within the scope of FSP APB 14-1, the proceeds from the instrument's issuance must be allocated between the liability and equity components in a manner that reflects interest cost based upon the Company’s borrowing rate at the date of issuance of the convertible debt for a similar debt instrument without the debt conversion feature. The borrowing rate was estimated to be 5 percent for the liability component of the Notes. This effective interest rate was used to calculate the fair value of the Notes using a present value approach and the accretion of interest expense over the life of the Notes.

Upon adoption of FSP APB 14-1, the Company recorded the change in accounting principle from adopting FSP APB 14-1 as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007 totaling $69 million which represented imputed interest, net of taxes, for the period from issuance to January 1, 2007. The corresponding increase in additional paid-in capital as of January 1, 2007 was $95 million. Imputed interest, which is net of $66 million in taxes, recorded over the life of the Notes resulted in a reduction in retained earnings of $95 million and a corresponding increase in additional paid-in capital of $95 million as of the maturity date.

The interest expense imputed for the first quarter of 2008 was $9 million which is included in other income, net on the condensed consolidated statements of income. The impact on basic net income per share for the three months ended March 31, 2008 was $0.01. See Note 2 — “Basic and Diluted Net Income per Share Attributable to Yahoo! Inc. Common Stockholders” for additional information.

Note 9 STOCK-BASED COMPENSATION

Stock Options. The Company’s 1995 Stock Plan and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans and the Directors’ Plan for the three months ended March 31, 2009 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2008	135,442	$30.10
Options granted	24,841	$12.31
Options exercised(*)	(641)	$6.37
Options expired	(5,450)	$39.57
Options cancelled/forfeited	(4,155)	$26.41

Outstanding at March 31, 2009	150,037	$27.02

(*)	The Company issued new shares to satisfy stock option exercises.

As of March 31, 2009, there was $336 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.5 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s 1996 Employee Stock Purchase Plan (the “Purchase Plan”) using a Black-Scholes model, unless the options are subject to market conditions, in which case the Company uses a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.4%	1.7%	4.4%	2.4%
Expected volatility	31.2%	57.1%	32.0%	71.8%
Expected life (in years)	3.89	4.00	0.90	0.72

Restricted stock awards and restricted stock units activity for the three months ended March 31, 2009 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	31,133	$27.97
Granted (*)	15,239	$12.44
Vested	(2,614)	$33.20
Forfeited	(3,135)	$25.88

Unvested at March 31, 2009	40,623	$21.97

(*)	The Company has included the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock units.

During the three months ended March 31, 2009, 2.6 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 0.9 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $10 million for the three months ended March 31, 2009 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 0.1 million shares were reacquired by the Company to satisfy the related tax withholding obligations and $1 million was recorded as treasury stock. Payments of $9 million related to the net share settlement of 0.8 million shares of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

During the three months ended March 31, 2008, 5.3 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 1.8 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $52 million for the three months ended March 31, 2008 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 0.6 million shares were reacquired by the Company to satisfy the related tax withholding obligations and $18 million was recorded as treasury stock. Payments of $34 million related to net share settlement of 1.2 million shares of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

As of March 31, 2009, there was $413 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.2 years.

CEO Inducement Option and Make-up Equity. On January 30, 2009, Carol Bartz, the Company’s Chief Executive Officer (“CEO”), was granted a stock option covering 5.0 million shares of the Company’s common stock, with a per share exercise price of $11.73 (the closing price of the common stock on the grant date) and a maximum term of seven years (“Inducement Option”). Vesting of the Inducement Option is dependent on whether the average closing price for the Company’s common stock for twenty consecutive trading days prior to January 1, 2013 (or the price immediately preceding a change in control of the Company if it occurs pursuant to an agreement signed before that date) exceeds certain levels that range from 150 percent to 300 percent ($17.60 to $35.19) of Yahoo!’s closing stock price on the date of grant of the Inducement Option. Any shares acquired by Ms. Bartz upon exercise of the Inducement Option must be held until January 1, 2013, except in the event of her death or a change in control. The Company determined the grant-date fair value of the Inducement Option to be $27 million and the weighted average derived requisite service period of the award to be 1.2 years. The grant-date fair value of the Inducement Option will be expensed over the weighted average derived requisite service period.

In addition, to compensate Ms. Bartz for the forfeiture of the value of equity grants and post-employment medical coverage from her previous employer, the Company granted Ms. Bartz an award comprised of $2.5 million in cash and restricted stock with a grant-date fair value of $7.5 million, which will vest in four equal quarterly installments in 2009 (the “Make-Up Grant”). The Make-Up Grant is subject to certain clawback provisions in the event of a termination of Ms. Bartz’s employment by the Company for cause or by Ms. Bartz without good reason (as those terms are defined in her employment agreement) during the term of the employment agreement. The value of the Make-Up Grant will be expensed ratably through 2009.

Performance-Based Executive Incentive Restricted Stock Units. In February 2009, the Compensation Committee approved long-term performance-based incentive equity awards to Ms. Bartz and other senior officers, including two types of restricted stock units that vest based on the Company’s achievement of certain performance goals. The first type of restricted stock unit generally will vest on the third anniversary of the grant date based on the Company’s attainment of certain annual operating cash flow targets as well as the executive’s continued employment through that vesting date. The second type of restricted stock unit generally will vest following the third anniversary of the grant date based on the Company’s attainment of certain levels of total stockholder return relative to the returns for the NASDAQ 100 Index companies as well as the executive’s continued employment through that vesting date. For both types of restricted stock units, the number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the applicable performance target. The amount of stock-based compensation recorded for the first type of restricted stock unit will vary depending on the Company’s attainment of the operating cash flow target and the completion of the service period. The amount of stock-based compensation recorded for the second type of restricted stock unit will vary depending only on the completion of the service period. The aggregate fair value of these two types of restricted stock units on the date of grant of $3 million and $13 million, respectively, will be recognized over the three-year service periods.

Note 10 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2009 and 2027.

A summary of gross and net lease commitments as of March 31, 2009 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Nine months ending December 31, 2009	$112	$(2)	$110
Years ending December 31,
2010	130	(2)	128
2011	106	(2)	104
2012	93	(1)	92
2013	83	—	83
2014	76	—	76
Due after 5 years	223	—	223

Total gross and net lease commitments	$823	$(7)	$816

Capital Lease Commitment
Nine months ending December 31, 2009	$5
Years ending December 31,
2010	7
2011	7
2012	7
2013	8
2014	8
Due after 5 years	39

Gross lease commitment	$81

Less: interest	(38)

Net lease commitment	$43

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2009, these commitments totaled $246 million, of which $88 million will be payable in the remainder of 2009, $129 million will be payable in 2010, and $29 million will be payable in 2011.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $53 million through 2023.

Other Commitments. In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company’s conduct of the business and tax matters prior to the sale. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its condensed consolidated financial statements.

As of March 31, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label (“BMG”), Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the U.S. District Court for the Southern District of New York seeking declaratory and injunctive relief and damages. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. Yahoo! acquired LAUNCH in August 2001. This lawsuit was settled with all plaintiffs, other than BMG. On April 27, 2007, after a two week jury trial, the jury returned a unanimous verdict in favor of LAUNCH finding no liability. On March 17, 2009, the U.S. Court of Appeals for the Second Circuit heard BMG’s appeal of the trial verdict. The Company is awaiting a decision on the appeal.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On July 15, 2002, the issuers filed an omnibus motion to dismiss for failure to comply with applicable pleading standards. On October 8, 2002, the Court entered an Order of Dismissal as to all of the individual defendants in the Overture IPO litigation, without prejudice. On February 19, 2003, the Court denied the motion to dismiss the claims against certain defendants, including Overture. A settlement reached between June 2004 and June 2007 by plaintiffs and issuer defendants, including Overture, ultimately did not receive court approval and was terminated. Following initial briefing on the class certification in April 2008, plaintiffs’ class certification motion then was withdrawn without prejudice on October 10, 2008. On April 1, 2009, the parties filed a motion with the Court for preliminary approval of a stipulated global settlement. The Court has not set a hearing date on the motion for preliminary approval.

In May 2007, two purported class actions were commenced by plaintiffs Ellen Brodsky and Manfred Hacker, asserting claims arising under the federal securities laws against the Company and certain individual defendants. These actions were ordered consolidated in the U.S. District Court for the Central District of California, and on December 21, 2007, a Consolidated Amended Complaint was filed against Yahoo! and certain individual defendants, including current and former officers and a former director and officer. Plaintiffs purport to represent a class of persons who purchased the Company’s common stock between April 8, 2004 and July 18, 2006. Plaintiffs allege that defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, and future business prospects in violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5. Plaintiffs also allege that the individual defendants engaged in insider trading in violation of Section 20(A) of the Exchange Act, and as control persons are subject to liability under Section 20(A) of the Exchange Act. Plaintiffs seek compensatory damages, injunctive relief, disgorgement of alleged insider trading proceeds, and other equitable relief. On March 10, 2008, the Court granted defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California. On October 7, 2008, the Court granted defendants’ motion to dismiss the Consolidated Amended Complaint with leave to amend. Plaintiffs filed their Second Amended Consolidated Complaint on December 19, 2008. On April 23, 2009, the Court held a hearing on defendants’ motion to dismiss. The Company is awaiting a decision on the motion.

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

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in the Brodsky/Hacker class action litigation, and violation of Section 10(b) of the Exchange Act. Watkins agreed to coordinate her action with the federal class action litigation. The action was transferred to the U.S. District Court for the Northern District of California on April 29, 2008. In January 2009, Watkins filed a motion for leave to file an amended complaint seeking to substitute a new plaintiff, seeking to add a derivative claim alleging violations of Section 20A of the Exchange Act, seeking to add a class claim for alleged violations of Section 14(a) of the Exchange Act, and seeking to add a class claim for alleged breach of fiduciary duty.

On or after February 1, 2008, five separate stockholder lawsuits were filed in the Delaware Court of Chancery against Yahoo! Inc. and members of the Board by plaintiffs The Wayne County Employees’ Retirement System, Ronald Dicke, and The Police and Fire Retirement System of the City of Detroit along with The General Retirement System of the City of Detroit, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund, and Vernon A. Mercier (the “Delaware Lawsuits”). Two of the Delaware Lawsuits (by plaintiff Wayne County and by plaintiff Plumbers and Pipefitters Local Union) were voluntarily dismissed with prejudice. The remaining Delaware Lawsuits were consolidated (lead plaintiff was the Police and Fire Retirement System of the City of Detroit) and lead counsel was appointed. On November 18, 2008, plaintiffs filed an amended motion for leave to amend and supplement its complaint. In connection with the amended motion for leave to amend, plaintiff submitted a proposed Second Amended and Supplemental Consolidated Complaint (the “Second Amended Complaint”).

The Second Amended Complaint generally alleged that defendants breached fiduciary duties in connection with the consideration of proposals by Microsoft to purchase all or part of Yahoo!, adoption of severance plans, and the June 12, 2008 agreement between Google Inc. and Yahoo! and purports to state claims relating to alleged false and misleading statements and omissions in Yahoo!’s proxy statement. Plaintiffs alleged that the proxy statement contained false and misleading statements and omissions related to the severance plans, including statements and omissions with respect to the purpose of the plans, the reasons for adopting the plans, the benefits provided to employees under the plans, the role played by outside compensation consultants and the information provided by them and the total cost of the plans. The Second Amended Complaint sought unspecified compensatory damages, declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs.

On December 10, 2008, plaintiffs in the Delaware Lawsuits, Yahoo! and the individual defendants entered into a Stipulation and Agreement of Settlement (the “Settlement Agreement”) to resolve all claims that were or could have been asserted by the plaintiffs or members of the settlement class, consisting of all persons who held Yahoo! common stock at any time between January 31 and December 7, 2008, or by or on behalf of Yahoo! Inc. in the Delaware Lawsuits or in any forum relating to the subject matter of the actions. On March 6, 2009, the Delaware Court of Chancery issued its order granting final approval of the settlement, entering final judgment dismissing the class and derivative action, and granting plaintiffs an award of attorneys’ fees and costs.

On or after February 1, 2008, five separate stockholder lawsuits were filed in the Santa Clara County Superior Court against Yahoo! Inc., members of the Board and selected former officers by plaintiffs Edward Fritsche, the Thomas Stone Trust, Tom Turberg, Congregation Beth Aaron, and the Louisiana Municipal Police Employees’ Retirement System (collectively, the “California Lawsuits”). The California Lawsuits were consolidated, and on March 12, 2008, a Consolidated Amended Class Action and Derivative Complaint was filed, captioned In re Yahoo! Inc. Shareholder Litigation, in Santa Clara County Superior Court. The Consolidated Amended Class and Derivative Complaint alleged that the Board breached fiduciary duties in connection with Microsoft’s unsolicited proposal to acquire Yahoo!. The Consolidated Amended Class and Derivative Complaint sought declaratory and injunctive relief, as well as an award of plaintiffs’ attorneys’ fees and costs. On March 28, 2008, the Santa Clara County Superior Court stayed the action pending resolution of the similar proceedings pending in the Delaware Court of Chancery. On March 23, 2009, following entry of final approval of settlement and final order of judgment in the Delaware Lawsuits, the California Lawsuits were voluntarily dismissed with prejudice by plaintiffs.

Prior to dismissal of the California Lawsuits, the complaint originally filed by plaintiff Congregation Beth Aaron in Santa Clara County Superior Court was voluntarily dismissed by plaintiff and re-filed in the U.S. District Court for the Northern District of California. The Congregation Beth Aaron federal court complaint alleges claims for breach of fiduciary duty and corporate waste in connection with Yahoo!’s consideration of proposals by Microsoft to purchase all or a part of Yahoo!, adoption of severance plans, and the June 12, 2008 agreement between Google Inc. and Yahoo!. The complaint also alleges claims under Section 14(a) of the Exchange Act for alleged false statements or omissions in Yahoo!’s June 9, 2008 proxy statement regarding the severance plans and for control person liability under Section 20(a) of the Exchange Act, and also alleges that the defendants’ decision to settle the Delaware Lawsuits constituted an independent breach of fiduciary duty. The complaint seeks unspecified compensatory damages, injunctive relief, and an award of plaintiffs’ attorneys’ fees and costs. Yahoo! filed a motion to dismiss the Congregation Beth Aaron Complaint (which the director defendants joined) based upon the settlement release and final order of judgment entered in the Delaware Lawsuits. The hearing on the motion to dismiss is scheduled for May 29, 2009.

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

Note 11 SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources.

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2009
Revenues by segment:
United States	$1,305,340	$1,187,930
International	512,262	392,112

Total revenues	$1,817,602	$1,580,042

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$313,093	$292,732
International	120,040	116,246

Total segment operating income before depreciation, amortization, and stock-based compensation expense	433,133	408,978
Depreciation and amortization	(187,511)	(181,573)
Stock-based compensation expense	(125,005)	(126,720)

Income from operations	$120,617	$100,685

Capital expenditures, net:
United States	$123,468	$57,365
International	16,325	13,116

Total capital expenditures, net	$139,793	$70,481

	December 31, 2008	March 31, 2009
Property and equipment, net:
United States	$1,396,031	$1,342,759
International	140,150	126,962

Total property and equipment, net	$1,536,181	$1,469,721

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues in the three months ended March 31, 2008 and 2009, respectively.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2009
Marketing services:
Owned and Operated sites	$965,660	$871,764
Affiliate sites	606,784	511,417

Marketing services	1,572,444	1,383,181
Fees	245,158	196,861

Total revenues	$1,817,602	$1,580,042

Note 12 INCOME TAXES

The effective tax rate for the three months ended March 31, 2009 was 34 percent, compared to approximately 39 percent for the same period in 2008. The effective tax rate for the three months ended March 31, 2009 differs from the statutory federal income tax rate of 35 percent primarily due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and a one-time tax benefit related to a California state law change that was enacted during the quarter. The effective tax rate for the three months ended March 31, 2009 was lower than the rate for the same period in 2008 primarily due to the effect of the California state law change.

The Company’s total amount of unrecognized tax benefits as of March 31, 2009 is $789 million, of which $351 million is recorded in deferred and other long-term tax liabilities, net on the condensed consolidated balance sheet.

The Company’s federal and California income tax returns for the years ended December 31, 2005 and 2006 are currently under examination by the Internal Revenue Service and the California Franchise Tax Board.

Note 13 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table set forth the financial assets, measured at fair value, by level within the fair value hierarchy of SFAS 157 as of March 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$1,048,359	$—	$1,048,359
Available for sale securities
U.S. Government and agency securities(1)	—	1,384,046	1,384,046
Municipal bonds(1)	—	330,144	330,144
Asset backed-securities(1)	—	8,907	8,907
Commercial paper(1)	—	253,806	253,806
Corporate debt securities(1)	—	64,393	64,393
Corporate equity securities(2)	86,629	—	86,629

Total assets at fair value	$1,134,988	$2,041,296	$3,176,284

(1)

The money market funds, U.S. government and agency securities, municipal bonds, asset-backed securities, commercial paper, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheet.

(2)	The corporate equity securities are classified as part of the other long-term assets in the condensed consolidated balance sheet.

The amount of cash and cash equivalents as of March 31, 2009 includes $601 million in cash deposited with commercial banks.

The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. As of March 31, 2009, the Company did not have any significant Level 3 financial assets or liabilities.

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2009
Employee severance pay and related costs	$29,169	$1,809
Non-cancelable lease, contract termination, and other charges	—	2,992

Sub-total before reversal of stock-based compensation expense	29,169	4,801
Reversal of stock-based compensation expense for forfeitures	(12,284)	—

Restructuring charges, net	$16,885	$4,801

Q108 Restructuring Plan. During the three months ended March 31, 2008, the Company implemented a strategic workforce realignment to more appropriately allocate resources to its key strategic initiatives. The Company incurred total pre-tax cash charges of approximately $29 million in severance pay expenses and related cash expenses during the three months ended March 31, 2008 in connection with this workforce realignment. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards. The strategic workforce realignment was completed during the fourth quarter of 2008. Of the $17 million restructuring charges, net recorded in the three months ended March 31, 2008, $13 million was related to the U.S. segment and $4 million was related to the International segment.

Q408 Restructuring Plan. During the three months ended December 31, 2008, the Company implemented cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. In connection with the continued implementation of these initiatives, during the first quarter of 2009, additional charges of $5 million were recorded for severance benefits provided and facilities vacated during the period, consisting of a $6 million charge related to the U.S. segment and a reversal of $1 million related to the International segment.

Restructuring Accruals. As of March 31, 2009, there is an aggregate $37 million outstanding restructuring liability with respect to the cost reduction initiatives. This amount relates to $16 million of employee severance pay expenses which the Company expects to substantially pay out by the end of the second quarter of 2009, and $21 million of non-cancelable lease costs which the Company expects to pay over the terms of the related obligations which extend to the end of 2017.

The activity in the Company’s restructuring accruals for the three months ended March 31, 2009 is summarized as follows (in thousands):

Three months ended March 31, 2009
Balance as of December 31, 2008	$89,887

Employee severance pay and related costs	3,547
Non-cancelable lease, contract termination, and other charges(*)	4,062
Write-off of tenant improvement, furniture, and fixed assets	—
Reversal of previous charges	(2,808)

Restructuring charges, net	$4,801
Cash paid	(58,010)
Non-cash adjustments	277

Balance as of March 31, 2009	$36,955

(*)	Includes $1 million in professional services relating to the restructuring

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2008	March 31, 2009
United States	$68,410	$23,728
International	21,477	13,227

Total restructuring accruals	$89,887	$36,955

Note 15 SUBSEQUENT EVENTS

Cost Initiatives. On April 21, 2009, the Company announced that it expects to reduce its number of then-current employees worldwide by approximately 5 percent. The Company expects to incur cash charges related to this workforce reduction for severance and other related costs. Total charges are expected to include these cash costs and may also include charges or credits related to stock-based compensation expense. The Company expects to recognize the foregoing charges during the three months ending June 30, 2009, but is unable, at this time, to estimate the amount of cash and total charges that it will incur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues, including revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about the amount of unrecognized tax benefits;

•	expectations about our on-going cost initiatives;

•	anticipated capital expenditures;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part II, Item 1A. “Risk Factors” of this Report. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“our,” “we,” or “us”), is a leading global Internet brand and one of the most trafficked Internet destinations worldwide. We are focused on powering our communities of users, advertisers, publishers, and developers by creating indispensable experiences built on trust. Together with our owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), we also provide our advertising offerings and access to Internet users beyond Yahoo! through our distribution network of third-party entities (“Affiliates”), who have integrated our advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services we provide to our users are free, we do charge fees for a range of premium services.

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

As used below, “Page Views” is defined as our internal estimate of the total number of Web pages viewed by users on Owned and Operated sites. “Search” is defined as an online search query that may yield Internet search results ranked and sorted based on relevance to the user’s search query. “Sponsored search results” are a subset of the overall search results and provide links to paying advertisers’ Web pages. A “click-through” occurs when a user clicks on an advertisers’ language.

First Quarter Results

	Three Months Ended March 31,		2008-2009 Dollar Change
Operating Results	2008	2009
	(In thousands)
Revenues	$1,817,602	$1,580,042	$(237,560)
Income from operations	$120,617	$100,685	$(19,932)

	Three Months Ended March 31,		2008-2009 Dollar Change
Cash Flow Results	2008	2009
	(In thousands)
Net cash provided by operating activities	$786,305	$262,349	$(523,956)
Net cash provided by (used in) investing activities	$18,410	$(216,331)	$(234,741)
Net cash (used in) provided by financing activities	$(5,159)	$15,720	$20,879

Our revenue decline of 13 percent year over year can be attributed to a reduction in our marketing services revenues primarily due to the economic environment and the impact of foreign currency rate fluctuations. Marketing services and fees revenues experienced 12 percent and 20 percent year over year declines, respectively. The decline in income from operations reflects a decrease in revenues partially offset by decreases in operating expenses of $163 million. The decrease in operating expenses is due to our cost reduction initiatives.

Cash generated from our operations is a measure of the cash productivity of our business model. Our operating activities in the first quarter of 2009 generated adequate cash to meet our operating needs. Cash used in investing activities in the first quarter of 2009 included capital expenditures of $70 million and net purchases of marketable debt securities of $140 million.

Results of Operations

Revenues. Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended March 31,				Percent Change
	2008	(*)	2009	(*)
Marketing services:
Owned and Operated sites	$965,660	53%	$871,764	55%	(10)%
Affiliate sites	606,784	34%	511,417	33%	(16)%

Marketing services	1,572,444	87%	1,383,181	88%	(12)%
Fees	245,158	13%	196,861	12%	(20)%

Total revenues	$1,817,602	100%	$1,580,042	100%	(13)%

(*)	Percent of total revenues.

We generate marketing services revenues principally from display advertising on Owned and Operated sites and from search advertising. We also receive revenues for click-throughs on content match links (advertising in the form of contextually relevant advertiser links) on Owned and Operated and Affiliate sites and display advertising on Affiliate sites. The net revenues and related volume metrics from these additional sources are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows.

We currently expect revenues to decrease for the three months ending June 30, 2009 compared to the three months ended June 30, 2008 due primarily to the economic environment. Adverse economic conditions have caused some advertisers to spend less on online advertising which could negatively affect the growth rate of our revenues, particularly our display revenues as advertisers spend less on brand advertising. In addition, strengthening of the U.S. Dollar against other currencies could have a further negative impact on our international revenues.

Marketing Services Revenues from Owned and Operated Sites. Marketing services revenues from Owned and Operated sites for the three months ended March 31, 2009 decreased by $94 million, or 10 percent, as compared to the same period in 2008. The primary components of our marketing services revenues from Owned and Operated sites are search and display advertising. For the three months ended March 31, 2009, revenues from search advertising and display advertising on Owned and Operated sites declined 3 percent and 13 percent, respectively, compared to the same period of 2008. We believe the decline in overall marketing services revenues was mainly due to the economic environment and the effects of foreign currency exchange rate fluctuations.

Although increased user activity levels on Yahoo! Properties has contributed to a higher volume of search queries, Page Views, and advertising impression displays, lower advertising spending and a shift to lower yielding inventory in both search and display advertising has resulted in decreased revenues.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. Using our updated methodology, for the three months ended March 31, 2009 as compared to the same period in 2008, Page Views increased 8 percent and revenue per Page View decreased 16 percent. The decline in revenue per Page View was due to the decline in revenues from the factors discussed above.

Marketing Services Revenues from Affiliate sites. Marketing services revenues from Affiliate sites for the three months ended March 31, 2009 decreased $95 million, or 16 percent, as compared to the same period in 2008. The decrease was driven primarily by lower advertising spending and a shift to lower yielding inventory.

The number of searches on Affiliate sites increased by approximately 37 percent in the three months ended March 31, 2009, as compared to the same period in 2008. As we continue to employ network quality initiatives, we have seen an increase in traffic from our Affiliate partners. The increase in the volume of searches is primarily attributed to increases in searches per Affiliate.

The average revenue per search on our Affiliate sites decreased by 39 percent in the three months ended March 31, 2009, as compared to the same period in 2008, primarily as a result of lower advertising spending and a shift to lower yielding inventory.

Fees Revenues. Our fees revenues include premium fee-based services such as Internet broadband services, sports, music, photos, games, personals, premium e-mail offerings, and services for small businesses. Other fee-based revenues include royalties, licenses, and mobile services.

Fees revenues for the three months ended March 31, 2009 decreased $48 million, or 20 percent, as compared to the same period of 2008. The decrease in fees revenues can be primarily attributed to changes in certain of our broadband access partnerships, from being fee-paying user based to an advertising revenue sharing model as well as our outsourcing of the voice over internet protocol, or VOIP, and subscription music businesses.

As used in this discussion, “fee-paying users” is based on the total number of fee-based subscriptions aggregated from each Yahoo! Property. To calculate the average revenue per fee-paying user, we divide the revenue generated from the subscriptions by the average fee-paying users during the quarter.

The number of fee-paying users for our fee-based services decreased to 8.4 million as of March 31, 2009 compared to 17.4 million as of March 31, 2008, a decrease of 52 percent as a result of the business model changes described above. Average monthly revenues per fee-paying user was approximately $4 for the three months ended March 31, 2009, compared to approximately $3 for the same period in 2008. The increase in average monthly revenues per fee-paying user for the three months ended March 31, 2009 is due to the change in mix of fee-based subscribers, primarily the reduction in broadband subscribers due to the renegotiation of broadband partnerships from fee-paying user based to an advertising revenue sharing model.

Adjusting the number of fee-paying users as of March 31, 2008 to remove fee-paying users related to our renewed broadband relationships, our fee-paying users would have been 9.6 million as compared to 8.4 million as of March 31, 2009, a decrease of 13 percent.

Costs and Expenses. Operating costs and expenses consist of cost of revenues, sales and marketing, product development, general and administrative, amortization of intangible assets, and restructuring charges, net. Cost of revenues consists of traffic acquisition costs, Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Three Months March 31,				Percent Change	Dollar Change
	2008	(*)	2009	(*)
Cost of revenues	$755,083	42%	$700,737	44%	(7)%	$(54,346)
Sales and marketing	$424,591	23%	$321,112	20%	(24)%	$(103,479)
Product development	$305,606	17%	$306,043	19%	0%	$437
General and administrative	$171,080	9%	$136,997	9%	(20)%	$(34,083)
Amortization of intangibles	$23,740	1%	$9,667	1%	(59)%	$(14,073)
Restructuring charges, net	$16,885	1%	$4,801	0%	(72)%	$(12,084)

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Cost of revenues	$3,280	$3,579
Sales and marketing	65,538	49,897
Product development	48,082	54,278
General and administrative	20,389	18,966
Restructuring expense reversals, net	(12,284)	—

Total stock-based compensation expense	$125,005	$126,720

For additional information about stock-based compensation see Note 9 — “Stock-Based Compensation” in the Notes to the condensed consolidated financial statements elsewhere in this quarterly report as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The changes in operating costs and expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$1,824	$(263)	$1,514	$166	$(41,748)	$(15,839)	$(54,346)
Sales and marketing	(53,955)	114	(26)	(3,725)	—	(45,887)	(103,479)
Product development	(170)	(3,727)	7,056	(1,069)	—	(1,653)	437
General and administrative	(18,468)	(803)	(410)	1,208	—	(15,610)	(34,083)
Amortization of intangibles	—	—	(14,073)	—	—	—	(14,073)
Restructuring charges, net	—	—	—	—	—	(12,084)	(12,084)

Total	$(70,769)	$(4,679)	$(5,939)	$(3,420)	$(41,748)	$(91,073)	$(217,628)

Compensation Expense. Total compensation expense decreased $71 million for the three months ended March 31, 2009, as compared to the same period of 2008. The decrease was primarily due to decreases in our total headcount, primarily in the sales and marketing function (partially offset by increased headcount in the product development function).

TAC. TAC decreased $42 million for the three months ended March 31, 2009, as compared to the same period of 2008. The decrease was primarily driven by the decline in revenues as well was as changes in Affiliate partner mix. The decrease in TAC was slightly offset by a small increase in average TAC rates.

Other Expenses. Other expenses decreased $91 million for the three months ended March 31, 2009, as compared to the same period of 2008 mainly due to decreases in marketing-related expenses of $37 million, decreases in restructuring charges, net of $12 million, and decreases in content costs of $18 million. The decrease in marketing-related expenses was due to fewer marketing ad campaigns and advertising expenses during the first quarter 2009 as compared to the same period of 2008 as we continue to manage our costs. Content costs, included in costs of revenues and driven by our rich media offerings, decreased due to lower content costs for various properties as we transition out of and/or outsource certain offerings. In addition, decreases in third-party service provider expenses of $12 million was primarily due to lower costs for advisors related to Microsoft’s proposal to acquire all or part of the Company, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense in the first quarter of 2009 as compared to the same period in 2008.

We currently expect our operating costs to decrease for the second quarter of 2009 compared to the second quarter of 2008 due primarily to our cost reduction initiatives.

Restructuring Charges, Net. During the first quarter of 2008, we implemented a strategic workforce realignment to more appropriately allocate resources to our key strategic initiatives. During the fourth quarter of 2008, we implemented cost reduction initiatives, including a workforce reduction and consolidation of our real estate facilities. In connection with the cost reduction initiative under taken during the fourth quarter of 2008, we recorded charges in the first quarter of 2009 for severance benefits provided and facilities vacated during the quarter.

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2009
Employee severance pay and related costs	$29,169	$1,809
Non-cancelable lease, contract termination, and other charges	—	2,992

Sub-total before reversal of stock-based compensation expense	29,169	4,801
Reversal of stock-based compensation expense for forfeitures	(12,284)	—

Restructuring charges, net	$16,885	$4,801

In addition to the charges described above, we currently expect to incur charges in the remainder of 2009 of between $30 million and $40 million for non-cancelable lease costs, relocation costs, and the write-off of tenant improvements and furniture and fixtures as we continue to exit facilities identified as part of the 2008 cost reduction initiatives. See Note 14 — “Restructuring charges, net” in the Notes to the condensed consolidated financial statements for additional information.

On April 21, 2009, we announced that we expect to reduce our number of then-current employees worldwide by approximately 5 percent. We expect to incur cash charges related to this workforce reduction for severance and other related costs. Total charges are expected to include these cash costs and may also include charges or credits related to stock-based compensation expense. We expect to recognize the foregoing charges during the second quarter of 2009, but are unable, at this time, to estimate the amount of cash and total charges we will incur.

Other Income, Net. Other income, net was as follows (in thousands):

	Three Months Ended March 31,		2008-2009 Change
	2008	2009
	(In thousands)
Interest and investment income	$23,167	$6,848	$(16,319)
Investment gains (losses), net	(2,210)	90	2,300
Other	(6,292)	(1,978)	4,314

Total other income, net	$14,665	$4,960	$(9,705)

Other income, net was $5 million for the three months ended March 31, 2009, a decrease of $10 million, as compared to the same period in 2008. Interest and investment income for the first quarter of 2009 decreased $16 million mainly due to a lower average interest rate of 0.8 percent compared to 3.6 percent for the same period in 2008. Other charges decreased by $4 million for the three months ended March 31, 2009, as compared to the same period of 2008, primarily due to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. No such charges were recorded during the three months ended March 31, 2009, because the debt matured on April 1, 2008. See Note 8 — “Debt” in the Notes to the condensed consolidated financial statements for additional information.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, impairments of investments, changes in our average investment balances, and changes in interest and foreign currency exchange rates.

Income Taxes. The effective tax rate for the three months ended March 31, 2009 was 34 percent, compared to approximately 39 percent for the same period in 2008. These effective tax rates differ from the amounts computed by applying the federal statutory income tax rate primarily due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and a one- time tax benefit related to a California state law change that was enacted during the quarter. The effective tax rate in 2009 was lower than the rate for the same period in 2008 primarily due to the effect of the California state law change. We currently expect the effective tax rate for fiscal year 2009 to be 44 percent to 47 percent, excluding the one-time benefit of the California state law change and any other discrete items that may occur during the remainder of the year.

During the three months ended March 31, 2009, we recorded a decrease in our total unrecognized tax benefits of approximately $9 million bringing the balance to $789 million. Over the next twelve months, our existing tax positions are expected to generate an increase in total unrecognized tax benefits.

Earnings in Equity Interests. Earnings in equity interests for the three months ended March 31, 2009 was $49 million, as compared to $455 million for the same period in 2008. Earnings in equity interests for the first quarter of 2008 included a $401 million net non-cash gain related to Alibaba Group Holding Limited’s (“Alibaba Group”) initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), net of tax. In connection with the IPO, we made a direct investment of 1 percent in Alibaba.com. See Note 3 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represents the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our condensed consolidated financial statements.

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

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,				Percent Change
	2008	(*)	2009	(*)
Revenues by segment:
United States	$1,305,340	72%	$1,187,930	75%	(9)%
International	512,262	28%	392,112	25%	(23)%

Total revenues	$1,817,602	100%	$1,580,042	100%	(13)%

(*)	Percent of total revenues.

	Three Months Ended March 31,		Percent Change
	2008	2009
Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$313,093	$292,732	(7)%
International	120,040	116,246	(3)%

Total segment operating income before depreciation, amortization, and stock-based compensation expense	433,133	408,978	(6)%
Depreciation and amortization	(187,511)	(181,573)	(3)%
Stock-based compensation expense	(125,005)	(126,720)	1%

Income from operations	$120,617	$100,685	(17)%

Revenue is attributed to individual countries according to the international online property that generated the revenue. No single foreign country accounted for more than 10 percent of revenues for the three months ended March 31, 2009 or 2008, respectively.

United States. United States revenues for the three months ended March 31, 2009 decreased $117 million, or 9 percent, as compared to the same period in 2008. Our year over year decreases in revenues were a result of a decline in advertising across the majority of Yahoo! Properties and in our fee-based services, particularly display advertising. United States operating income before depreciation, amortization, and stock-based compensation expense for the three months ended March 31, 2009 decreased $20 million, or 7 percent compared to the same period in 2008.

International. International revenues for the three months ended March 31, 2009 decreased $120 million, or 23 percent, as compared to the same period in 2008. The decline in international revenues was mainly due to the economic environment, the sale of Kelkoo SAS during the fourth quarter of 2008, and the effects of foreign currency exchange rate fluctuations. International operating income before depreciation, amortization, and stock-based compensation expense for the three months ended March 31, 2009 decreased $4 million, or 3 percent compared to the same period in 2008.

International revenues accounted for approximately 25 percent of total revenues in the three months ended March 31, 2009, compared to 28 percent in the same period in 2008.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian Dollars, British Pounds, Euros, Korean Won, and Taiwan Dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2008, our international revenues for the three months ended March 31, 2009 would have been higher than we reported by approximately $92 million and our International segment operating loss before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $11 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting estimates since December 31, 2008.

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

	As of December 31, 2008	As of March 31, 2009
	(Dollars in thousands)
Cash and cash equivalents	$2,292,296	$2,318,509
Short-term marketable debt securities	1,159,691	1,127,141
Long-term marketable debt securities	69,986	245,445

Total cash, cash equivalents, and marketable debt securities	$3,521,973	$3,691,095

Percentage of total assets	26%	27%

	Three Months Ended March 31,
Cash Flow Results	2008	2009
	(In thousands)
Net cash provided by operating activities	$786,305	$262,349
Net cash provided by (used in) investing activities	$18,410	$(216,331)
Net cash (used in) provided by financing activities	$(5,159)	$15,720

Our operating activities for the three months ended March 31, 2009 and 2008 generated adequate cash to meet our operating needs. As of March 31, 2009, we had cash, cash equivalents, and marketable debt securities totaling $3.7 billion, compared to $3.5 billion at December 31, 2008.

During the three months ended March 31, 2009, we invested a net $70 million in capital expenditures. The cash used for these investments was offset by $262 million of cash generated from operating activities and $4 million from the issuance of common stock as a result of the exercise of employee stock options. In the three months ended March 31, 2009, $10 million was used for tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock. During the three months ended March 31, 2008, we used $79 million in direct stock repurchases and $52 million for tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock. Additionally, we invested $140 million in net capital expenditures and $166 million in net acquisitions. The cash used for these investments was offset by $786 million of cash generated from operating activities (including a $350 million one-time payment from AT&T Inc. recorded in deferred revenue) and $127 million from the issuance of common stock as a result of the exercise of stock options.

We expect to continue to generate positive cash flows from operations for the second quarter of 2009. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 13 — “Fair Value of Financial Instruments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense net of stock-based restructuring expense reversals, non-cash restructuring charges, tax benefits from stock-based awards, and excess tax benefits from stock-based awards. Cash provided by operating activities was greater than net income in the three months ended March 31, 2009 mainly due to the net impact of non-cash adjustments to income.

Cash used in investing activities was primarily attributable to capital expenditures, purchases of intangible assets, as well as acquisitions including our strategic investments. In the three months ended March 31, 2009, we invested $70 million in net capital expenditures and $5 million to purchase intangible assets. In the three months ended March 31, 2008, we invested $140 million in net capital expenditures, $9 million to purchase intangible assets, a net $166 million in acquisitions, and a net $10 million in other investing activities.

Cash used in financing activities is driven by employee option exercises and employee stock purchases offset by our stock repurchases. Our cash proceeds from employee option exercises and employee stock purchases were $4 million for the three months ended March 31, 2009, compared to $127 million for the same period of 2008.

During the three months ended March 31, 2009, we did not repurchase any shares of common stock. We used $10 million for tax withholding payments related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock. During the three months ended March 31, 2008, we used $79 million in the direct repurchase of 3.4 million shares of our common stock at an average price of $23.39 per share. In addition, $52 million was used for tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock ($18 million of which relates to reacquired shares in treasury stock related to restricted stock awards).

Financing

In April 2003, we issued $750 million of the Notes which matured on April 1, 2008. During the three months ended March 31, 2008, $167 million of the Notes were converted and 8.1 million shares of Yahoo! common stock were issued to the holders of the Notes. On April 1, 2008, the remaining $583 million of the Notes were converted and 28.5 million shares of Yahoo! common stock were issued to the Note holders. See Note 8 — “Debt” in the Notes to the condensed consolidated financial statements for additional information.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $70 million for the three months ended March 31, 2009, compared to $140 million in the same period in 2008. Our capital expenditures for the remainder of 2009 are expected to be consistent with 2008 levels.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2009 and 2027.

A summary of lease commitments as of March 31, 2009 is as follows (in millions):

Gross Operating Lease Commitments
Nine months ending December 31, 2009	$112
Years ending December 31,
2010	130
2011	106
2012	93
2013	83
2014	76
Due after 5 years	223

Total gross lease commitments	$823

Capital Lease Commitment
Nine months ending December 31, 2009	$5
Years ending December 31,
2010	7
2011	7
2012	7
2013	8
2014	8
Due after 5 years	39

Gross lease commitment	$81

Less: interest	(38)

Net lease commitment	$43

Affiliate Commitments. In connection with our contracts to provide sponsored search and/or display advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of March 31, 2009, these commitments totaled $246 million, of which $88 million will be payable in the remainder of 2009, $129 million will be payable in 2010, and $29 million will be payable in 2011.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $53 million through 2023.

Income Taxes. As of March 31, 2009, the unrecognized tax benefits that resulted in an accrued liability amounted to $351 million and are classified as deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of March 31, 2009, the settlement period for our income tax liabilities cannot be determined. However, no significant liabilities are expected to become due within the next twelve months.

Other Commitments. In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint venture and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in the market values of our investments.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash and marketable debt securities portfolio. We invest excess cash in money market funds and liquid marketable debt instruments of the U.S. Government and its agencies, state municipalities, and in high-quality corporate issuers.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2009 and December 31, 2008, we had investments in short-term marketable debt securities of approximately $1.1 billion and $1.2 billion, respectively. Such investments had a weighted-average yield of approximately 0.7 percent and 1.2 percent, respectively. As of March 31, 2009 and December 31, 2008, we had investments in long-term marketable debt securities of approximately $245 million and $70 million, respectively. Such investments had a weighted average yield of approximately 1.1 percent and 4.0 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $7 million and $2 million decrease, respectively, in the fair value of our available-for-sale debt securities as of March 31, 2009 and December 31, 2008.

Foreign Currency Risk. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian Dollars, British Pounds, Euros, Korean Won, and Taiwan Dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2008, our international revenues for the three months ended March 31, 2009 would have been higher than we reported by approximately $92 million and our International segment operating loss before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $11 million.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we and our subsidiaries have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the three months ended March 31, 2009 and 2008, our net foreign currency transaction gains and losses, realized and unrealized, were not material.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities and public equity investments.

Our cash and debt investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of March 31, 2009 and 2008, net unrealized gains and losses on these investments were not material.

We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale or investment in equity interests. These investments may be subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. We have realized gains and losses from the sale of available-for-sale investments, which were not material as of March 31, 2009 and 2008. Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these available-for-sale investments, the fair value of our equity investments would decrease by approximately $8 million and $11 million as of March 31, 2009 and 2008, respectively.

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

For a description of our material legal proceedings, see Note 10 — “Commitments and Contingencies” to our condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the 10-K for the year ended December 31, 2008.

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

For the three months ended March 31, 2009, 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenues depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	attracting more advertisers to our user base;

•	broadening our relationships with advertisers to small-and medium-sized businesses;

•	the successful implementation and acceptance of our advertising exchange by advertisers, website publishers, and online advertising networks;

•	the successful ongoing implementation, acceptance and improvement of our new advertising management platform, APT from Yahoo!;

•	the successful implementation, acceptance and improvement of our search technologies;

•	maintaining and expanding our Affiliate program for search and display marketing services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

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

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect user information from minors. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal and state laws and legislative efforts designed to protect children on the Internet may impose additional requirements on the Company. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failure on our part to comply with these regulations may subject us to significant liabilities.

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

It is also possible that if the manner in which information is provided or any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services (particularly in connection with any decision to discontinue a fee-based service). In addition, our customers, third-parties or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications. Investigating and defending these types of claims is expensive, even if the claims are without merit or do not ultimately result in liability, could subject us to significant monetary liability or cause a change in business practices that could impact our ability to compete.

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

Violations of the complex foreign and U.S. laws and regulations that apply to our international operations could result in fines, criminal actions or sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results and financial condition.

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

•

We rely on third-party providers for our principal Internet connections and co-location of a significant portion of our data servers, as well as for key components of our e-mail and VOIP services, news and stock quote delivery, chat services, mapping, streaming, geo-targeting and other services. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services. In addition, if our agreements with these third-party providers are terminated due to failure to reach agreement on terms or otherwise, we might not have a readily available alternative.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three months ended March 31, 2009, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $11.01 to $14.09 per share and the closing sale price on April 30, 2009 was $14.29 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba Group Holding Limited; and news reports relating to us, trends in our markets, or general economic conditions.

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

YAHOO! INC.

Dated: May 8, 2009	By:	/s/ BLAKE JORGENSEN
Blake Jorgensen
Chief Financial Officer (Principal Financial Officer)

Dated: May 8, 2009	By:	/s/ MICHAEL MURRAY
Michael Murray
Senior Vice President, Finance and Chief
Accounting Officer (Principal Accounting Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description
3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (filed July 28, 2000) and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, filed as Exhibit 4.1 below and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2009 and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed April 4, 2005 and incorporated herein by reference).

10.13+*	Summary of Compensation Payable to Named Executive Officers.

10.17(A)+	Employment Agreement Letter, dated January 13, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2009 and incorporated herein by reference).

10.17(B)+	Notice of Stock Option Grant and Stock Option Award Agreement, dated January 30, 2009, between the Registrant and Carol Bartz (previously filed as Exhibits 10.17(B) and 10.17(C), respectively, to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 27, 2009) and incorporated herein by reference).

10.17(C)+	Restricted Stock Award Agreement, dated January 30, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(D) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 27, 2009) and incorporated herein by reference).

10.17(D)+	Incentive Notice of Stock Option Grant and Stock Option Award Agreement, dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(E) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 27, 2009) and incorporated herein by reference).

10.17(E)+	Incentive Restricted Stock Unit Award Agreement (time-based vesting), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(F) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 27, 2009) and incorporated herein by reference).

10.17(F)+	Incentive Performance Restricted Stock Unit Award Agreement (TSR version), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(G) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 27, 2009) and incorporated herein by reference).

10.17(G)+	Incentive Performance Restricted Stock Unit Award Agreement (OCF version), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(H) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 27, 2009) and incorporated herein by reference).

10.18+	Yahoo! Inc. Executive Incentive Plan (previously filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (filed February 27, 2009) and incorporated herein by reference).

10.19+*	Employment Letter, dated January 7, 2008, between the Registrant and Aristotle Balogh.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 8, 2009.

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.