Form 10-Q
period 2009-06-30
YAHOO INC
filed 2009-08-07
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.001 par value	1,403,390,107

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
	(Unaudited, in thousands except per share amounts)
Revenues	$1,798,085	$1,572,897	$3,615,687	$3,152,939
Cost of revenues	765,911	712,453	1,520,994	1,413,190

Gross profit	1,032,174	860,444	2,094,693	1,739,749

Operating expenses:
Sales and marketing	404,899	280,386	829,490	601,498
Product development	314,719	291,398	620,325	597,441
General and administrative	188,811	138,652	359,891	275,649
Amortization of intangibles	23,224	9,253	46,964	18,920
Restructuring charges, net	—	65,002	16,885	69,803

Total operating expenses	931,653	784,691	1,873,555	1,563,311

Income from operations	100,521	75,753	221,138	176,438
Other income, net	24,583	72,010	39,248	76,970

Income before income taxes and earnings in equity interests	125,104	147,763	260,386	253,408
Provision for income taxes	(47,656)	(68,879)	(100,955)	(104,763)
Earnings in equity interests	54,927	64,156	509,709	113,090

Net income	132,375	143,040	669,140	261,735
Less: Net income attributable to noncontrolling interests	(1,214)	(1,653)	(1,139)	(2,790)

Net income attributable to Yahoo! Inc.	$131,161	$141,387	$668,001	$258,945

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.10	$0.10	$0.49	$0.19

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.09	$0.10	$0.46	$0.18

Shares used in per share calculation — basic	1,372,629	1,394,783	1,353,180	1,393,155

Shares used in per share calculation — diluted	1,397,839	1,414,295	1,391,930	1,410,348

Stock-based compensation expense by function:
Cost of revenues	$3,549	$2,663	$6,829	$6,242
Sales and marketing	$56,306	$35,651	$121,844	$85,548
Product development	$46,442	$51,647	$94,524	$105,925
General and administrative	$16,871	$22,565	$37,260	$41,531
Restructuring expense reversals	$—	$(7,600)	$(12,284)	$(7,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2008	June 30, 2009
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,292,296	$2,284,086
Short-term marketable debt securities	1,159,691	1,594,226
Accounts receivable, net	1,060,450	907,276
Prepaid expenses and other current assets	233,061	243,263

Total current assets	4,745,498	5,028,851
Long-term marketable debt securities	69,986	319,137
Property and equipment, net	1,536,181	1,430,377
Goodwill	3,440,889	3,461,604
Intangible assets, net	485,860	396,128
Other long-term assets	233,989	131,730
Investments in equity interests	3,177,445	3,308,402

Total assets	$13,689,848	$14,076,229

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151,897	$81,803
Accrued expenses and other current liabilities	1,139,894	964,422
Deferred revenue	413,224	416,659

Total current liabilities	1,705,015	1,462,884
Long-term deferred revenue	218,438	167,685
Capital lease and other long-term liabilities	77,062	87,197
Deferred and other long-term tax liabilities, net	420,372	438,014

Total liabilities	2,420,887	2,155,780
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,600,220 shares issued and 1,391,560 shares outstanding as of December 31, 2008 and 1,403,074 shares issued and 1,402,992 shares outstanding as of June 30, 2009	1,595	1,397
Additional paid-in capital	11,643,635	10,428,298
Treasury stock at cost, 208,660 shares as of December 31, 2008 and 82 shares as of June 30, 2009	(5,267,484)	(1,290)
Retained earnings	4,752,920	1,260,592
Accumulated other comprehensive income	120,276	210,644

Total Yahoo! Inc. stockholders’ equity	11,250,942	11,899,641
Noncontrolling interests	18,019	20,808

Total equity	11,268,961	11,920,449

Total liabilities and equity	$13,689,848	$14,076,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2008	June 30, 2009
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$669,140	$261,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	243,470	273,502
Amortization of intangible assets	147,398	105,811
Stock-based compensation expense	248,173	231,646
Non-cash restructuring charges	—	6,467
Tax benefits from stock-based awards	31,133	16,536
Excess tax benefits from stock-based awards	—	(67,186)
Deferred income taxes	37,527	24,741
Earnings in equity interests	(509,709)	(113,090)
Dividends received from equity investee	18,942	26,145
(Gain)/loss from sale of investments, assets, and other, net	5,365	(72,243)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	23,636	163,262
Prepaid expenses and other	(5,647)	4,618
Accounts payable	(39,452)	(69,621)
Accrued expenses and other liabilities	54,616	(139,378)
Deferred revenue	287,551	(48,802)

Net cash provided by operating activities	1,212,143	604,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(315,690)	(165,155)
Purchases of marketable debt securities	(889,467)	(2,173,606)
Proceeds from sales of marketable debt securities	199,301	56,159
Proceeds from maturities of marketable debt securities	370,977	1,439,837
Proceeds from sales of marketable equity securities	—	119,987
Acquisitions, net of cash acquired	(179,609)	—
Purchases of intangible assets	(51,160)	(21,751)
Other investing activities, net	(7,877)	(86)

Net cash used in investing activities	(873,525)	(744,615)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	317,445	71,052
Repurchases of common stock	(79,236)	—
Excess tax benefits from stock-based awards	—	67,186
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(56,612)	(26,618)
Other financing activities, net	(74)	—

Net cash provided by financing activities	181,523	111,620

Effect of exchange rate changes on cash and cash equivalents	17,299	20,642
Net change in cash and cash equivalents	537,440	(8,210)
Cash and cash equivalents at beginning of period	1,513,930	2,292,296

Cash and cash equivalents at end of period	$2,051,370	$2,284,086

Supplemental cash flow disclosures:

During the six months ended June 30, 2008, the holders of the Company’s zero coupon senior convertible notes (the “Notes”) converted $750 million of the Notes into 36.6 million shares of Yahoo! common stock. See Note 9 — “Debt” for additional information.

	June 30, 2008	June 30, 2009
	(Unaudited, in thousands)
Acquisition-related activities:
Cash paid for acquisitions	$180,104	$—
Cash acquired in acquisitions	(495)	—

	$179,609	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”) is a leading global consumer brand and one of the most trafficked Internet destinations worldwide. Yahoo! is where millions of people go every day to see what is happening with the people and things that matter to them most. Yahoo! helps marketers reach that audience with its unique and compelling advertiser proposition. Together with the Company’s owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), Yahoo! also provides its advertising offerings and access to Internet users beyond Yahoo! through its distribution network of third-party entities (“Affiliates”), who have integrated the Company’s advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. The Company generates revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services the Company provides to users are free, Yahoo! does charge fees for a range of premium services.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements for the year ended December 31, 2008, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which is effective for interim and annual periods ending after June 15, 2009. SFAS 165 provides guidance on management’s assessment of subsequent events, clarifying that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or available to be issued. The Company has evaluated subsequent events through August 7, 2009, the date that these financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which is effective for interim and annual periods ending after September 15, 2009. SFAS 168 makes the FASB Accounting Standards Codification (“Codification”) the single authoritative source for U.S. GAAP. The Codification replaces all previous U.S. GAAP accounting standards. The adoption of SFAS 168 will only impact references for accounting guidance.

Note 2 BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! INC. COMMON STOCKHOLDERS PER SHARE

Basic net income per share attributable to Yahoo! common stockholders is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock awards granted under the Company’s 1995 Stock Plan and restricted stock units granted under the 1996 Directors’ Stock Plan (the “Directors’ Plan”)) in accordance with FASB Staff Position (“FSP”) EITF 03-6-1 “Determining Whether Instruments Granted In Share-Based Payment Transactions Are Participating Securities.” Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of unvested restricted stock and shares underlying unvested restricted stock units (using the treasury stock method), the incremental common shares issuable upon the exercise of stock options (using the treasury stock method), shares to be purchased under the employee stock purchase plan, and shares issuable upon an assumed conversion of the Company’s Notes prior to their maturity and conversion on April 1, 2008. In applying the treasury stock method, the Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

Potentially dilutive securities representing approximately 133 million and 138 million shares of common stock for the three and six months ended June 30, 2009, respectively, and 129 million and 133 million for the three and six months ended June 30, 2008, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Basic:
Numerator:
Net income attributable to Yahoo!	$131,161	$141,387	$668,001	$258,945
Less: Net income allocated to participating securities	(273)	(171)	(1,675)	(324)

Net income attributable to Yahoo! common stockholders — basic	$130,888	$141,216	$666,326	$258,621

Denominator:
Weighted average common shares	1,372,629	1,394,783	1,353,180	1,393,155

Net income attributable to Yahoo! common stockholders per share — basic	$0.10	$0.10	$0.49	$0.19

Diluted:
Numerator:
Net income attributable to Yahoo!	$131,161	$141,387	$668,001	$258,945
Less: Net income allocated to participating securities	(135)	(24)	(860)	(55)
Less: Effect of dilutive securities issued by equity investees	—	(219)	(26,860)	(445)
Add: Interest expense, net of tax, related to the Notes	54	—	5,370	—

Net income attributable to Yahoo! common stockholders — diluted	$131,080	$141,144	$645,651	$258,445

Denominator:
Denominator for basic calculation	1,372,629	1,394,783	1,353,180	1,393,155
Weighted average effect of Yahoo! dilutive securities:
Restricted stock and restricted stock units	8,666	11,741	8,542	11,255
Stock options	12,349	6,095	13,359	5,938
ESPP	1,691	1,676	1,401	—
Assumed conversion of the Notes	2,504	—	15,448	—

Denominator for diluted calculation	1,397,839	1,414,295	1,391,930	1,410,348

Net income attributable to Yahoo! common stockholders per share — diluted	$0.09	$0.10	$0.46	$0.18

See Note 9 — “Debt” for additional information related to the Company’s Notes.

Note 3 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2008	June 30, 2009	Percent Ownership of Common Stock
Alibaba Group	$2,216,659	$2,161,912	44%
Alibaba.com	51,999	52,440	1%
Yahoo! Japan	905,672	1,090,371	35%
Other	3,115	3,679

Total	$3,177,445	$3,308,402

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

The following table presents Alibaba Group’s U.S. GAAP condensed financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
Operating data(1):
Revenues	$106,336	$156,628	$203,984	$309,276
Gross profit	$76,152	$115,122	$138,573	$218,615
(Loss)/income from operations(2)	$(7,663)	$1,934	$(213,073)	$(43,676)
Net income/(loss)(3)	$9,000	$(5,423)	$1,892,257	$(64,511)

	September 30, 2008	March 31, 2009
Balance sheet data:
Current assets	$2,585,369	$2,800,745
Long-term assets	$2,193,374	$2,254,182
Current liabilities	$821,174	$1,133,499
Long-term liabilities	$20,131	$20,345
Noncontrolling interests	$187,570	$203,304

(1)	The Company records its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in its condensed consolidated statements of income.
(2)

The loss from operations of $213 million for the six months ended March 31, 2008 is primarily due to Alibaba Group’s impairment loss on goodwill and intangible assets of $178 million for which Yahoo! Inc. has no basis in its investment balance.

(3)

The net income of $1.9 billion for the six months ended March 31, 2008 includes the gain from Alibaba Group’s sale of an approximate 27 percent ownership interest in Alibaba.com in Alibaba.com’s initial public offering (“IPO”).

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and six months ended June 30, 2008 and 2009, these transactions were not material.

Equity Investment in Alibaba.com Limited. As part of the IPO of Alibaba.com, the Company purchased an approximate 1 percent interest in the common stock of Alibaba.com. This investment is accounted for using the equity method, consistent with the Company’s investment in Alibaba Group, which holds the controlling interest in Alibaba.com. The fair value of the Company’s ownership interest in the common stock of Alibaba.com, based on the quoted stock price, was approximately $102 million as of June 30, 2009.

Equity Investment in Yahoo! Japan. The investment in Yahoo! Japan Corporation (“Yahoo! Japan”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo! Japan and any related amortization expense, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of income. The fair value of the Company’s ownership interest in the common stock of Yahoo! Japan, based on the quoted stock price, was approximately $6 billion as of June 30, 2009.

As of June 30, 2009, the Company’s ownership interest in Yahoo! Japan was approximately 35 percent compared to 34 percent as of March 31, 2009. The 1 percent increase is due to share repurchases that were undertaken by Yahoo! Japan on the open market. The Company’s proportionate share of Yahoo! Japan’s share repurchase amount in excess of its book value was approximately $87 million and has been primarily allocated to goodwill. Goodwill is not deductible for tax purposes.

During the three months ended June 30, 2008 and 2009, the Company received cash dividends from Yahoo! Japan in the amounts of $19 million and $26 million, net of taxes, respectively, which were recorded as reductions in the Company’s investment in Yahoo! Japan.

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2008	March 31, 2009	March 31, 2008	March 31, 2009
Operating data(*):
Revenues	$704,071	$803,611	$1,322,819	$1,582,258
Gross profit	$598,903	$681,792	$1,129,590	$1,339,770
Income from operations	$320,249	$380,281	$596,565	$724,586
Net income	$153,423	$199,840	$305,110	$398,549

	September 30, 2008	March 31, 2009
Balance sheet data:
Current assets	$1,202,164	$939,357
Long-term assets	$1,923,195	$2,262,925
Current liabilities	$778,110	$665,156
Long-term liabilities	$189,719	$106,558
Noncontrolling interests	$25,665	$21,235

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears in earnings in equity interests in the condensed consolidated statements of income.

The differences between U.S. GAAP and accounting principles generally accepted in Japan, the standards by which Yahoo! Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements.

Through its commercial arrangement with Yahoo! Japan, the Company provides advertising and search marketing services to Yahoo! Japan for a service fee. Under this arrangement, the Company records marketing services revenue from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. In addition, the Company recognizes revenues from license fees received from Yahoo! Japan. These arrangements resulted in revenues of approximately $81 million and $73 million, respectively, for the three months ended June 30, 2008 and 2009 and revenues of approximately $154 million and $148 million, respectively, for the six months ended June 30, 2008 and 2009. As of both December 31, 2008 and June 30, 2009, the Company had a net receivable balance from Yahoo! Japan of approximately $39 million.

Note 4 GOODWILL

The change in the carrying amount of goodwill for the six months ended June 30, 2009 was primarily due to foreign currency translation gains of $21 million.

Note 5 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2008	June 30, 2009
	Net	Gross Carrying Amount	Accumulated Amortization(1)	Net(2)
Customer, affiliate, and advertiser related relationships	$99,828	$137,777	$(50,179)	$87,598
Developed technology and patents	350,168	511,363	(235,650)	275,713
Trade name, trademark, and domain name	35,864	74,828	(42,011)	32,817

Total intangible assets, net	$485,860	$723,968	$(327,840)	$396,128

(1)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $13 million as of June 30, 2009.
(2)

As of December 31, 2008 and June 30, 2009, $441 million and $353 million, respectively, of the net intangibles balance were related to the U.S. segment. As of December 31, 2008 and June 30, 2009, $45 million and $43 million, respectively, of the net intangibles balance were related to the International segment.

For the three months ended June 30, 2008 and 2009, the Company recognized amortization expense for intangible assets of $77 million and $59 million, respectively, including $54 million in cost of revenues for the three months ended June 30, 2008 and $50 million in cost of revenues for the three months ended June 30, 2009. For the six months ended June 30, 2008 and 2009, the Company recognized amortization expense for intangible assets of $147 million and $106 million, respectively, including $100 million in cost of revenues for the six months ended June 30, 2008 and $87 million for the six months ended June 30, 2009. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2009 and each of the succeeding years is as follows: six months ending December 31, 2009: $77 million; 2010: $119 million; 2011: $88 million; 2012: $56 million; 2013: $24 million; 2014: $11 million; and cumulatively thereafter: $4 million.

Note 6 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Interest and investment income	$21,741	$4,640	$44,908	$11,488
Investment gains, net	1,980	6	824	96
Gains/(losses) on sales of marketable equity securities	—	66,684	(1,054)	66,684
Other	862	680	(5,430)	(1,298)

Total other income, net	$24,583	$72,010	$39,248	$76,970

Interest and investment income consist of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

Investment gains, net include gains/losses from sales of marketable debt securities and/or investments in privately held companies.

Gains/losses on sales of marketable equity securities include gains/losses from sales of publicly traded companies. In May 2009, the Company tendered all of its Gmarket shares for net proceeds of $120 million. The Company recorded a pre-tax gain of $67 million ($40 million after tax).

Other consists mainly of imputed interest related to the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies. See Note 9 — “Debt” for additional information related to the adoption of FSP APB 14-1.

Note 7 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Net income	$132,375	$143,040	$669,140	$261,735
Change in net unrealized gains/(losses) on available-for-sale securities, net of tax and reclassification adjustments	1,115	(7,073)	(1,247)	(7,401)
Foreign currency translation adjustments	107,351	15,653	238,783	97,769

Other comprehensive income	108,466	8,580	237,536	90,368

Comprehensive income	240,841	151,620	906,676	352,103
Less: Comprehensive income attributable to noncontrolling interests	(1,214)	(1,653)	(1,139)	(2,790)

Comprehensive income attributable to Yahoo! Inc.	$239,627	$149,967	$905,537	$349,313

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2008	June 30, 2009
Unrealized gain/(loss) on available-for-sale securities, net of tax	$6,857	$(544)
Foreign currency translation, net of tax	113,419	211,188

Accumulated other comprehensive income	$120,276	$210,644

Note 8 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2008
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$935,025	$1,602	$—	$936,627
Municipal bonds	47,687	55	—	47,742
Corporate debt securities	247,554	739	(2,985)	245,308
Corporate equity securities(*)	68,745	17,884	—	86,629

Total investments in available-for-sale securities	$1,299,011	$20,280	$(2,985)	$1,316,306

	June 30, 2009
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,234,104	$750	$(25)	$1,234,829
Municipal bonds	525,622	741	(35)	526,328
Corporate debt securities and commercial paper	152,476	422	(692)	152,206

Total investments in available-for-sale securities	$1,912,202	$1,913	$(752)	$1,913,363

Reported as:

	December 31, 2008	June 30, 2009
Short-term marketable debt securities	$1,159,691	$1,594,226
Long-term marketable debt securities	69,986	319,137
Other assets(*)	86,629	—

Total	$1,316,306	$1,913,363

(*)	These balances included the Company’s investment in Gmarket as part of other long-term assets in the condensed consolidated balance sheet at December 31, 2008 and disposed of in May 2009.

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2008 and the six months ended June 30, 2009 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2008	June 30, 2009
Due within one year	$1,159,691	$1,594,226
Due after one year through five years	69,986	319,137

Total available-for-sale marketable debt securities	$1,229,677	$1,913,363

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total investments in available-for-sale securities(*)	$72,585	$(2,521)	$18,640	$(464)	$91,225	$(2,985)

(*)	Consists of corporate debt securities.

	June 30, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$127,118	$(25)	$—	$—	$127,118	$(25)
Municipal bonds	114,581	(35)	—	—	114,581	(35)
Corporate debt securities	47,797	(10)	20,897	(682)	68,694	(692)

Total investments in available-for-sale securities	$289,496	$(70)	$20,897	$(682)	$310,393	$(752)

The Company’s investment portfolio consists of liquid government, agency, municipal, and high-quality fixed-income corporate securities. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair market value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no requirement and no current intent to sell these securities. The Company expects to recover up to (or beyond) the initial cost of investment.

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

Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table sets forth the financial assets, measured at fair value as of June 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(*)	$1,043,069	$—	$1,043,069
Available for sale securities:(*)
U.S. Government and agency securities	—	1,719,899	1,719,899
Municipal bonds	—	536,591	536,591
Commercial paper	—	171,570	171,570
Corporate debt securities	—	70,495	70,495

Total assets at fair value	$1,043,069	$2,498,555	$3,541,624

(*)

The money market funds, U.S. government and agency securities, municipal bonds, commercial paper, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheets.

The amount of cash and cash equivalents as of June 30, 2009 includes $655 million in cash deposited with commercial banks.

The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. As of June 30, 2009, the Company did not have any significant Level 3 financial assets or liabilities.

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

Effective January 1, 2009, the Company adopted FSP APB 14-1 and accordingly prior periods have been restated. For convertible debt instruments within the scope of FSP APB 14-1, the proceeds from the instrument’s issuance must be allocated between the liability and equity components in a manner that reflects interest cost based upon the Company’s borrowing rate at the date of issuance of the convertible debt for a similar debt instrument without the debt conversion feature. The borrowing rate was estimated to be 5 percent for the liability component of the Notes. This effective interest rate was used to calculate the fair value of the Notes using a present value approach and the accretion of interest expense over the life of the Notes.

Upon adoption of FSP APB 14-1, the Company recorded the change in accounting principle as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007 totaling $69 million which represented imputed interest, net of taxes, for the period from issuance to January 1, 2007. The corresponding increase in additional paid-in capital as of January 1, 2007 was $95 million. Imputed interest, which is net of $66 million in taxes, recorded over the life of the Notes resulted in a reduction in retained earnings of $95 million and a corresponding increase in additional paid-in capital of $95 million as of the maturity date.

The interest expense imputed for the three and six months ended June 30, 2008 was nil and $9 million, respectively, which is included in other income, net on the condensed consolidated statements of income. There was no impact on basic net income per share for the three months ended June 30, 2008. The impact on basic net income per share for the six months ended June 30, 2008 was $0.01. See Note 2 — “Basic and Diluted Net Income per Share Attributable to Yahoo! Inc. Common Stockholders” for additional information.

Note 10 STOCK-BASED COMPENSATION

1995 Stock Plan. The Company’s Board of Directors previously adopted an amended and restated version of the Yahoo! Inc. 1995 Stock Plan (the “Restated 1995 Plan”), subject to approval of the amendments by the Company’s stockholders. At the Company’s annual meeting of stockholders held on June 25, 2009, the Company’s stockholders approved the Restated 1995 Plan. Among other things, the Restated 1995 Plan reflects amendments to (i) increase the number of shares of the Company’s common stock available for award grants under the Restated 1995 Plan by 50,000,000 shares (so that a maximum of 754,000,000 shares of the Company’s common stock may be issued or delivered pursuant to awards granted under the Restated 1995 Plan); (ii) change the share-counting provisions so that each share issued in respect of restricted stock and other “full-value” awards under the Restated 1995 Plan will count as 1.75 shares against the share limits; (iii) extend the Company’s ability to grant new awards under the Restated 1995 Plan until April 2, 2019; and (iv) extend the Company’s authority to grant awards under the Restated 1995 Plan intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the 2014 annual meeting of stockholders as well as to grant such performance-based awards that would be payable only in cash and to approve the performance criteria listed in Appendix A to the Restated 1995 Plan for use in connection with such performance-based awards.

1996 Employee Stock Purchase Plan. The Company’s Board of Directors previously approved an amended and restated version of the Company’s 1996 Employee Stock Purchase Plan (the “Restated Purchase Plan”), subject to approval of the amendments by the Company’s stockholders. At the Company’s annual meeting of stockholders held on June 25, 2009, the Company’s stockholders approved the Restated Purchase Plan. Among other things, the Restated Purchase Plan reflects amendments to (i) increase the number of shares authorized for issuance under the Restated Purchase Plan by 30,000,000 shares (so that the maximum aggregate number of shares that may be issued under the Restated Purchase Plan would increase to 75,000,000 shares); and (ii) extend the term of the Restated Purchase Plan so that no new offering period would commence after May 10, 2029. The weighted average exercise price in connection with the May 2009 purchase was $10.09 per share. As of June 30, 2009, there was $49 million of unamortized stock-based compensation costs related to the Restated Purchase Plan which will be recognized over a weighted average period of 1.1 years.

Stock Options. The Company’s Restated 1995 Plan and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans and the Directors’ Plan for the six months ended June 30, 2009 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	135,442	$30.10
Options granted	26,396	$12.44
Options exercised(*)	(2,932)	$8.01
Options expired	(14,382)	$36.12
Options cancelled/forfeited	(7,888)	$26.44

Outstanding at June 30, 2009	136,636	$26.76

(*)	The Company issued new shares to satisfy stock option exercises.

As of June 30, 2009, there was $285 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.4 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s Restated Purchase Plan using a Black-Scholes model, unless the options are subject to market conditions, in which case the Company uses a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	2.0%	2.9%	3.3%
Expected volatility	37.5%	48.4%	33.1%	52.5%
Expected life (in years)	4.00	4.00	1.15	1.50

	Stock Options		Purchase Plan
	Six Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	1.8%	2.9%	2.9%
Expected volatility	34.4%	52.8%	33.1%	62.1%
Expected life (in years)	3.94	4.00	1.15	1.32

Restricted stock awards and restricted stock units activity for the six months ended June 30, 2009 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	31,133	$27.97
Granted(*)	15,721	$12.51
Vested	(5,825)	$30.43
Forfeited	(4,641)	$24.98

Unvested at June 30, 2009	36,388	$21.28

(*)	The Company has included the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock units.

During the six months ended June 30, 2009, 5.8 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 2 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $27 million for the six months ended June 30, 2009 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 0.2 million shares were reacquired by the Company to satisfy the related tax withholding obligations and $2 million was recorded as treasury stock. Payments of $25 million related to the net share settlement of 2 million shares of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

During the six months ended June 30, 2008, 6 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of approximately 2 million were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price.

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

As of June 30, 2009, there was $329 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.3 years.

CEO Inducement Option and Make-up Equity. On January 30, 2009, Carol Bartz, the Company’s Chief Executive Officer, was granted a stock option covering 5.0 million shares of the Company’s common stock, with a per share exercise price of $11.73 (the closing price of the common stock on the grant date) and a maximum term of seven years (“Inducement Option”). Vesting of the Inducement Option is dependent on whether the average closing price for the Company’s common stock for twenty consecutive trading days prior to January 1, 2013 (or the price immediately preceding a change in control of the Company if it occurs pursuant to an agreement signed before that date) exceeds certain levels that range from 150 percent to 300 percent ($17.60 to $35.19) of Yahoo!’s closing stock price on the date of grant of the Inducement Option. Any shares acquired by Ms. Bartz upon exercise of the Inducement Option must be held until January 1, 2013, except in the event of her death or a change in control. The Company determined the grant-date fair value of the Inducement Option to be $27 million and the weighted average derived requisite service period of the award to be 1.2 years. The grant-date fair value of the Inducement Option will be expensed over the weighted average derived requisite service period.

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

Treasury Shares. Retirement of treasury stock is recorded as a reduction of common stock, additional paid-in-capital, and retained earnings, as applicable. As of May 31, 2009, the Company’s Board of Directors approved the retirement of approximately 209 million treasury shares, resulting in reductions of $0.2 million in common stock, $1.5 billion in additional paid-in-capital, and $3.8 billion in retained earnings.

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2009 and 2027.

A summary of gross and net lease commitments as of June 30, 2009 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Six months ending December 31, 2009	$82	$(2)	$80
Years ending December 31,
2010	145	(2)	143
2011	120	(2)	118
2012	102	(1)	101
2013	92	—	92
2014	84	—	84
Due after 5 years	230	—	230

Total gross and net lease commitments	$855	$(7)	$848

Capital Lease Commitment
Six months ending December 31, 2009	$3
Years ending December 31,
2010	7
2011	7
2012	7
2013	8
2014	8
Due after 5 years	39

Gross lease commitment	$79

Less: interest	(36)

Net lease commitment	$43

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of June 30, 2009, these commitments totaled $220 million, of which $60 million will be payable in the remainder of 2009, $131 million will be payable in 2010, and $29 million will be payable in 2011.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $47 million through 2023.

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

As of June 30, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 1, 2009, the parties filed a motion with the Court for preliminary approval of a stipulated global settlement. On June 10, 2009, the Court entered an order granting preliminary approval of the settlement, ordered that notice be given to the class members, and scheduled the final approval hearing for September 10, 2009.

In May 2007, two purported class actions were commenced by plaintiffs Ellen Brodsky and Manfred Hacker, asserting claims arising under the federal securities laws against the Company and certain individual defendants. These actions were ordered consolidated in the U.S. District Court for the Central District of California, and on December 21, 2007, a Consolidated Amended Complaint was filed against Yahoo! and certain individual defendants, including current and former officers and a former director and officer. Plaintiffs purport to represent a class of persons who purchased the Company’s common stock between April 8, 2004 and July 18, 2006. Plaintiffs allege that defendants engaged in a scheme to inflate the Company’s stock price by making false and misleading statements regarding the Company’s operations, financial results, and future business prospects in violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5. Plaintiffs also allege that the individual defendants engaged in insider trading in violation of Section 20(A) of the Exchange Act, and as control persons are subject to liability under Section 20(A) of the Exchange Act. Plaintiffs seek compensatory damages, injunctive relief, disgorgement of alleged insider trading proceeds, and other equitable relief. On March 10, 2008, the Court granted defendants’ motion to transfer the action to the U.S. District Court for the Northern District of California. Plaintiffs filed their Second Amended Consolidated Complaint on December 19, 2008. On June 18, 2009, the Court granted defendants’ motion to dismiss and entered judgment on the merits, dismissing the Second Amended Consolidated Complaint without leave to amend.

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in the Brodsky/Hacker class action litigation, and violation of Section 10(b) of the Exchange Act. Watkins agreed to coordinate her action with the federal class action litigation involving plaintiffs Brodsky/Hacker. The action was transferred to the U.S. District Court for the Northern District of California on April 29, 2008. On June 18, 2009, the Court granted leave to the plaintiff Watkins to file an amended complaint and ordered that the amended complaint be filed forthwith. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had previously substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a shareholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The

Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment.

Plaintiff Congregation Beth Aaron voluntarily dismissed an action filed in Santa Clara County Superior Court and on December 3, 2008 re-filed in the U.S. District Court for the Northern District of California alleging claims for breach of fiduciary duty and corporate waste in connection with Yahoo!’s consideration of proposals by Microsoft to purchase all or a part of Yahoo!, adoption of severance plans, and the June 12, 2008 agreement between Google Inc. and Yahoo!. Plaintiff filed an amended complaint on February 20, 2009. The complaint also alleges claims under Section 14(a) of the Exchange Act for alleged false statements or omissions in Yahoo!’s June 9, 2008 proxy statement regarding the severance plans and for control person liability under Section 20(a) of the Exchange Act, and also alleges that the defendants’ decision to settle similar Microsoft-related Delaware lawsuits constituted an independent breach of fiduciary duty. The complaint seeks unspecified compensatory damages, injunctive relief, and an award of plaintiffs’ attorneys’ fees and costs. On June 15, 2009, the Court granted defendants’ motion to dismiss all of Congregation Beth Aaron’s claims without leave to amend.

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Revenues by segment:
United States	$1,262,191	$1,152,393	$2,567,531	$2,340,323
International	535,894	420,504	1,048,156	812,616

Total revenues	$1,798,085	$1,572,897	$3,615,687	$3,152,939

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$295,537	$268,205	$608,630	$560,937
International	131,509	117,239	251,549	233,485

Total segment operating income before depreciation, amortization, and stock-based compensation expense	427,046	385,444	860,179	794,422
Depreciation and amortization	(203,357)	(204,765)	(390,868)	(386,338)
Stock-based compensation expense	(123,168)	(104,926)	(248,173)	(231,646)

Income from operations	$100,521	$75,753	$221,138	$176,438

Capital expenditures, net:
United States	$152,731	$84,553	$276,199	$141,918
International	23,166	10,121	39,491	23,237

Total capital expenditures, net	$175,897	$94,674	$315,690	$165,155

			December 31, 2008	June 30, 2009
Property and equipment, net:
United States			$1,396,031	$1,303,621
International			140,150	126,756

Total property and equipment, net			$1,536,181	$1,430,377

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Marketing services:
Owned and Operated sites	$1,015,688	$858,160	$1,981,328	$1,730,063
Affiliate sites	571,268	519,690	1,178,072	1,030,968

Marketing services	1,586,956	1,377,850	3,159,400	2,761,031
Fees	211,129	195,047	456,287	391,908

Total revenues	$1,798,085	$1,572,897	$3,615,687	$3,152,939

Note 13 INCOME TAXES

The effective tax rates for the three and six months ended June 30, 2009 were 47 percent and 41 percent, respectively, compared to 38 percent and 39 percent for the same periods in 2008. The effective tax rates for the three and six months ended June 30, 2009 differ from the statutory federal income tax rate of 35 percent primarily due to state taxes, the effect of non-U.S. operations and non-deductible stock-based compensation expense. The effective tax rate for the six months ended June 30, 2009 was also impacted by a one-time tax benefit related to a California state tax law change that was enacted in the first quarter.

The Company’s total amount of unrecognized tax benefits as of June 30, 2009 is $801 million, of which $363 million is recorded as deferred and other long-term tax liabilities, net on the condensed consolidated balance sheet. The total unrecognized tax benefits as of June 30, 2009 increased by $3 million from the balance as of December 31, 2008.

On May 27, 2009, the United States Court of Appeals for the Ninth Circuit Court issued its ruling in the case of Xilinx Inc. v. Commissioner, holding that stock-based compensation expense is required to be included in certain transfer pricing arrangements between a U.S. company and its offshore subsidiaries. The Company believes it has adequately provided for the impact of the Xilinx ruling as well as for any potential adjustments that may result from tax audits. However, the final outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

The Company’s federal and California income tax returns for the years ended December 31, 2005 and 2006 are currently under examination by the Internal Revenue Service and the California Franchise Tax Board.

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Employee severance pay and related costs	$—	$30,389	$29,169	$32,198
Non-cancelable lease, contract termination, and other charges	—	42,213	—	45,205

Sub-total before reversal of stock-based compensation expense	—	72,602	29,169	77,403
Reversal of stock-based compensation expense for forfeitures	—	(7,600)	(12,284)	(7,600)

Restructuring charges, net	$—	$65,002	$16,885	$69,803

Q108 Restructuring Plan. During the three months ended March 31, 2008, the Company implemented a strategic workforce realignment to more appropriately allocate resources to its key strategic initiatives. The Company incurred total pre-tax cash charges of nil and approximately $29 million in severance pay expenses and related cash expenses during the three and six months ended June 30, 2008, respectively, in connection with this workforce realignment. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. The strategic workforce realignment was completed during the fourth quarter of 2008. Of the $17 million restructuring charges, net recorded in the six months ended June 30, 2008, $13 million was related to the U.S. segment and $4 million was related to the International segment.

Q408 Restructuring Plan. During the three months ended December 31, 2008, the Company implemented additional cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. The Company incurred charges for severance benefits provided and facilities vacated of $42 million and $47 million during the three and six months ended June 30, 2009, respectively, in connection with the continued implementation of these initiatives. The charge for the three months ended June 30, 2009 included approximately $11 million relating to the change in estimates for sublease income assumptions for facilities which were exited in prior periods, as well as $7 million relating to the write off of leasehold improvements, furniture and fixed assets relating to exited facilities. Net charges under the Q408 restructuring plan relating to the U.S. segment were $40 million and $46 million for the three and six months ended June 30, 2009, respectively. Net charges under the Q408 restructuring plan relating to the International segment were $2 million and $1 million for the three and six months ended June 30, 2009, respectively.

Q209 Restructuring Plan. During the three months ended June 30, 2009, the Company implemented new cost initiatives to further reduce the Company’s worldwide workforce by approximately 5 percent. The Company incurred total pre-tax cash charges of approximately $31 million in severance and other related costs during the three months ended June 30, 2009. The pre-tax cash charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $23 million restructuring charges, net recorded in the three months ended June 30, 2009, $15 million related to the U.S. segment and $8 million related to the International segment.

Restructuring Accruals. As of June 30, 2009, the aggregate outstanding restructuring liability with respect to the cost reduction initiatives was $86 million, of which $30 million relates to employee severance pay expenses which the Company expects to substantially pay out by the end of fiscal year 2009, and $56 million relates to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations which extend to the end of fiscal year 2017.

The activity in the Company’s restructuring accruals as of June 30, 2009 is summarized as follows (in thousands):

	Q408 Restructuring Plan	Q209 Restructuring Plan	Total
Balance as of January 1, 2009	$89,887	$—	$89,887

Employee severance pay and related costs	4,532	30,447	34,979
Reversal of stock-based compensation expense	—	(7,600)	(7,600)
Non-cancelable lease, contract termination, and other charges(*)	39,251	—	39,251
Write-off of leasehold improvements, furniture, and fixed assets	7,024	—	7,024
Reversal of previous charges	(3,851)	—	(3,851)

Restructuring charges, net for the six months ended June 30, 2009	$46,956	$22,847	$69,803
Cash paid	(70,711)	(11,211)	(81,922)
Non-cash reversal of stock-based compensation expense	—	7,600	7,600
Non-cash adjustments	180	427	607

Balance as of June 30, 2009	$66,312	$19,663	$85,975

(*)	Includes $1 million in professional services relating to the restructuring

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2008	June 30, 2009
United States	$68,410	$65,873
International	21,477	20,102

Total restructuring accruals	$89,887	$85,975

Note 15 SUBSEQUENT EVENTS

On July 29, 2009, Yahoo! entered into a binding letter agreement with Microsoft Corporation (“Microsoft”) under which Microsoft will be Yahoo!’s exclusive technology provider for algorithmic and paid search services and Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. During the 10-year term of the agreement, Yahoo! will be entitled to receive revenue sharing payments based on the net revenues generated from Microsoft’s services on Yahoo! Properties and Affiliate sites. Microsoft will acquire an exclusive 10-year license to Yahoo!’s core search technology and will have the ability to integrate Yahoo! search technology into its existing Web search platforms. The agreement does not cover either company’s Web properties and products, email, instant messaging, display advertising, or any other aspect of the companies’ businesses, and the companies will continue to compete in those areas. The transaction will be subject to regulatory review.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“our,” “we,” or “us”), is a leading global consumer brand and one of the most trafficked Internet destinations worldwide. Yahoo! is where millions of people go every day to see what is happening with the people and things that matter to them most. Yahoo! helps marketers reach our audience with its unique and compelling advertiser proposition.

Together with our owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), we provide our advertising offerings and access to Internet users beyond Yahoo! through our distribution network of third-party entities (“Affiliates”), who have integrated our advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services we provide to our users are free, we do charge fees for a range of premium services.

We provide a range of marketing services that are designed to make it easier and more effective for advertisers and marketers to reach and connect with users who visit Yahoo! Properties and our Affiliate sites. We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

Our offerings to users on Yahoo! Properties currently fall into six categories: Front Doors, Communities, Search, Communications, Audience, and Connected Life. The majority of our offerings are available in more than 30 languages. We manage and measure our business geographically, principally the United States (“U.S.”) and International.

As used below, “Page Views” is defined as our internal estimate of the total number of Web pages viewed by users on Owned and Operated sites. “Search” is defined as an online search query that may yield Internet search results ranked and sorted based on relevance to the user’s search query. “Sponsored search results” are a subset of the overall search results and provide links to paying advertisers’ Web pages. A “click-through” occurs when a user clicks on an advertisers’ link.

Second Quarter Results

	Three Months Ended June 30,		Dollar	Six Months Ended June 30,		Dollar
Operating Results	2008	2009	Change	2008	2009	Change
	(In thousands)
Revenues	$1,798,085	$1,572,897	$(225,188)	$3,615,687	$3,152,939	$(462,748)
Income from operations	$100,521	$75,753	$(24,768)	$221,138	$176,438	$(44,700)

	Six Months Ended June 30,		Dollar
Cash Flow Results	2008	2009	Change
	(In thousands)
Net cash provided by operating activities	$1,212,143	$604,143	$(608,000)
Net cash used in investing activities	$(873,525)	$(744,615)	$128,910
Net cash provided by financing activities	$181,523	$111,620	$(69,903)

Our revenue decline of 13 percent for both the three and six months ended June 30, 2009 compared to the same periods in 2008 can be attributed to a reduction in our marketing services revenues primarily due to the economic environment and the impact of foreign currency rate fluctuations. Marketing services experienced 13 percent year over year declines for both periods. The declines in income from operations reflect decreases in revenues partially offset by decreases in operating expenses of $147 million and $310 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decreases in operating expenses are primarily due to our cost reduction initiatives.

During the three months ended June 30, 2009, we tendered all of our shares of Gmarket for net proceeds of $120 million and recorded a pre-tax gain of $67 million ($40 million after-tax).

During the three months ended June 30, 2009, we implemented a new cost initiative to further reduce our worldwide workforce. For the three months ended June 30, 2009, we incurred a net pre-tax expense of $23 million related to this initiative and a net pre-tax expense of $42 million related to the Q408 restructuring plan.

Cash generated from our operations is a measure of the cash productivity of our business model. Our operating activities in the six months ended June 30, 2009 generated adequate cash to meet our operating needs. Cash used in investing activities in the six months ended June 30, 2009 included capital expenditures of $165 million and net purchases of marketable debt securities of $678 million, which were offset by proceeds from sales of marketable equity securities of $120 million. Net cash provided by operating activities during the six months ended June 30, 2008 includes a $350 million one-time payment related to a commercial arrangement entered into with AT&T Inc. No similar payments were received during the six months ended June 30, 2009.

On July 29, 2009, Yahoo! entered into a binding letter agreement with Microsoft Corporation under which Microsoft will be Yahoo!’s exclusive technology provider for algorithmic and paid search services and Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. During the 10-year term of the agreement, Yahoo! will be entitled to receive revenue sharing payments based on the net revenues generated from Microsoft’s services on Yahoo! Properties and Affiliate sites. Microsoft will acquire an exclusive 10-year license to Yahoo!’s core search technology and will have the ability to integrate Yahoo! search technology into its existing Web search platforms. The agreement does not cover either company’s Web properties and products, email, instant messaging, display advertising, or any other aspect of the companies’ businesses, and the companies will continue to compete in those areas. The transaction will be subject to regulatory review.

Results of Operations

Revenues. Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Six Months Ended June 30,				Percent
	2008	(*)	2009	(*)	Change	2008	(*)	2009	(*)	Change
Marketing services:
Owned and Operated sites	$1,015,688	56%	$858,160	55%	(16)%	$1,981,328	55%	$1,730,063	55%	(13)%
Affiliate sites	571,268	32%	519,690	33%	(9)%	1,178,072	32%	1,030,968	33%	(12)%

Marketing services	1,586,956	88%	1,377,850	88%	(13)%	3,159,400	87%	2,761,031	88%	(13)%
Fees	211,129	12%	195,047	12%	(8)%	456,287	13%	391,908	12%	(14)%

Total revenues	$1,798,085	100%	$1,572,897	100%	(13)%	$3,615,687	100%	$3,152,939	100%	(13)%

(*)	Percent of total revenues.

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

We currently expect revenues to decrease for the three months ending September 30, 2009 compared to the three months ended September 30, 2008 due primarily to the economic environment. Adverse economic conditions have caused some advertisers to spend less on online advertising which could negatively affect the growth rate of our revenues, particularly our display revenues as advertisers spend less on brand advertising. In addition, fluctuation of the U.S. Dollar against other currencies could have a negative impact on our international revenues.

Marketing Services Revenues from Owned and Operated Sites. Marketing services revenues from Owned and Operated sites for the three and six months ended June 30, 2009 decreased by 16 percent and 13 percent, respectively, as compared to the same periods in 2008. The primary components of our marketing services revenues from Owned and Operated sites are search and display advertising. For the three months ended June 30, 2009, revenues from search advertising and display advertising on Owned and Operated sites declined 15 percent and 14 percent, respectively, compared to the same period in 2008. For the six months ended June 30, 2009, revenues from search and display advertising on Owned and Operated sites declined 9 percent and 13 percent, respectively, compared to the same period in 2008. We believe the decline in overall marketing services revenues was mainly due to the economic environment and the effects of foreign currency exchange rate fluctuations.

Although increased user activity levels on Yahoo! Properties has contributed to a higher volume of search queries, Page Views, and advertising impression displays, lower advertising spending and a shift to lower yielding inventory in both search and display advertising has resulted in decreased revenues.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. For the three and six months ended June 30, 2009, Page Views increased 7 percent and revenue per Page View decreased 21 percent and 18 percent, respectively. The decline in revenue per Page View was due to the decline in revenues from the factors discussed above.

Marketing Services Revenues from Affiliate sites. Marketing services revenues from Affiliate sites for the three and six months ended June 30, 2009 decreased 9 percent and 12 percent, respectively, as compared to the same periods in 2008. The number of searches on Affiliate sites increased by approximately 27 percent and 32 percent, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Although increased traffic has contributed to a higher volume of search queries on our Affiliate network, lower advertising spending, a shift to lower yielding inventory, and our network quality initiatives have resulted in decreased revenues. The average revenue per search on our Affiliate sites decreased by 28 percent and 34 percent for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Fees Revenues. Our fees revenues include premium fee-based services such as Internet broadband services, sports, music, photos, games, personals, premium e-mail offerings, and services for small businesses. Other fee-based revenues include royalties, licenses, and mobile services.

Fees revenues for the three and six months ended June 30, 2009 decreased 8 percent and 14 percent, respectively, as compared to the same periods in 2008. The decrease in fees revenues for the three and six months ended June 30, 2009 can be primarily attributed to changes in certain of our broadband access partnerships, from being fee-paying user based to an advertising revenue sharing model, as well as our outsourcing of the voice over internet protocol, or VOIP, and subscription music businesses.

As used in this discussion, “fee-paying users” is based on the total number of fee-based subscriptions aggregated from each Yahoo! Property. To calculate the average revenue per fee-paying user, we divide the revenue generated from the subscriptions by the average fee-paying users during the quarter.

The number of fee-paying users for our fee-based services decreased to 8.6 million as of June 30, 2009 compared to 10.2 million as of June 30, 2008, a decrease of 16 percent as a result of the business model changes described above. Average monthly revenues per fee-paying user was approximately $3.50 and $4 for the three and six months ended June 30, 2009, respectively, compared to approximately $4 for the same periods in 2008. Average monthly revenues per fee-paying user declined for the three months ended June 30, 2009 and remained relatively flat for the six months ended June 30, 2009 compared to the same periods in 2008 due to the change in the mix of fee-based subscribers, primarily due to the outsourcing of various services discussed above.

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

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent	Dollar
	2008	(*)	2009	(*)	Change	Change
Cost of revenues	$765,911	43%	$712,453	45%	(7)%	$(53,458)
Sales and marketing	$404,899	23%	$280,386	18%	(31)%	$(124,513)
Product development	$314,719	17%	$291,398	19%	(7)%	$(23,321)
General and administrative	$188,811	10%	$138,652	9%	(27)%	$(50,159)
Amortization of intangibles	$23,224	1%	$9,253	1%	(60)%	$(13,971)
Restructuring charges, net	$—	—	$65,002	4%	100%	$65,002

	Six Months Ended June 30,				Percent	Dollar
	2008	(*)	2009	(*)	Change	Change
Cost of revenues	$1,520,994	42%	$1,413,190	45%	(7)%	$(107,804)
Sales and marketing	$829,490	23%	$601,498	19%	(27)%	$(227,992)
Product development	$620,325	17%	$597,441	19%	(4)%	$(22,884)
General and administrative	$359,891	10%	$275,649	9%	(23)%	$(84,242)
Amortization of intangibles	$46,964	1%	$18,920	1%	(60)%	$(28,044)
Restructuring charges, net	$16,885	1%	$69,803	2%	313%	$52,918

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Cost of revenues	$3,549	$2,663	$6,829	$6,242
Sales and marketing	56,306	35,651	121,844	85,548
Product development	46,442	51,647	94,524	105,925
General and administrative	16,871	22,565	37,260	41,531
Restructuring expense reversal, nets	—	(7,600)	(12,284)	(7,600)

Total stock-based compensation expense	$123,168	$104,926	$248,173	$231,646

For additional information about stock-based compensation see Note 10 — “Stock-Based Compensation” in the Notes to the condensed consolidated financial statements elsewhere in this quarterly report as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The changes in operating costs and expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$(5,732)	$(12,135)	$(692)	$(2,212)	$(15,565)	$(17,122)	$(53,458)
Sales and marketing	(75,900)	507	799	(4,552)	—	(45,367)	(124,513)
Product development	(22,511)	(2,630)	9,857	(106)	—	(7,931)	(23,321)
General and administrative	(14,693)	537	(1,612)	370	—	(34,761)	(50,159)
Amortization of intangibles	—	—	(13,971)	—	—	—	(13,971)
Restructuring charges, net	—	—	—	—	—	65,002	65,002

Total	$(118,836)	$(13,721)	$(5,619)	$(6,500)	$(15,565)	$(40,179)	$(200,420)

The changes in operating costs and expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$(3,925)	$(12,398)	$822	$(2,046)	$(57,314)	$(32,943)	$(107,804)
Sales and marketing	(129,855)	621	774	(8,278)	—	(91,254)	(227,992)
Product development	(22,905)	(6,357)	16,913	(1,175)	—	(9,360)	(22,884)
General and administrative	(33,162)	(266)	(2,022)	1,578	—	(50,370)	(84,242)
Amortization of intangibles	—	—	(28,044)	—	—	—	(28,044)
Restructuring charges, net	—	—	—	—	—	52,918	52,918

Total	$(189,847)	$(18,400)	$(11,557)	$(9,921)	$(57,314)	$(131,009)	$(418,048)

Compensation Expense. Total compensation expense decreased $119 million and $190 million, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decreases were primarily due to decreases in our total headcount across all functions, primarily the sales and marketing function.

Information Technology. Information technology expense decreased $14 million and $18 million, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decreases were due to decreased telecom usage as well as decreased equipment spending.

Depreciation and Amortization. Depreciation and amortization expense decreased $6 million and $12 million, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decreases were due to decreased amortization expense for fully amortized intangible assets acquired in prior years slightly offset by increased investment in server equipment.

Facilities. Facilities expense decreased $7 million and $10 million, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decrease was primarily due to the consolidation of our real estate facilities as part of our cost reduction initiatives.

TAC. TAC decreased $16 million and $57 million, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decrease was primarily driven by the impact of foreign currency rate fluctuations, offset by changes in Affiliate partner mix and a small increase in average TAC rates.

Other Expenses. Other expenses decreased $40 million and $131 million, respectively, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decrease for the three months ended June 30, 2009 from the same period in 2008 was mainly due to decreases in marketing-related expenses of $23 million, decreases in employee travel and entertainment expenses of $19 million, and decreases in content costs of $19 million, offset by increases in restructuring charges, net of $65 million. The decrease for the six months ended June 30, 2009 from the same period in 2008 was mainly due to decreases in marketing-related expenses of $60 million, decreases in employee travel and entertainment expenses of $33 million, and decreases in content costs of $37 million, offset by increases in restructuring charges, net of $53 million. The decreases in marketing-related expenses were due to fewer marketing ad campaigns and advertising expenses during the three and six months ended June 30, 2009 as compared to the same periods in 2008 as we continue to manage our costs. Content costs, included in costs of revenues and driven by our rich media offerings, decreased due to lower content costs for various properties as we transition out of and/or outsource certain offerings. In addition, decreases in third-party service provider expenses of $45 million and $57 million, respectively, was primarily due to lower costs for advisors related to Microsoft’s proposal to acquire all or part of the Company, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense during the three and six months ended June 30, 2009 as compared to the same periods in 2008.

We currently expect our operating costs to decrease for the three months ended September 30, 2009 compared to three months ended September 30, 2008 due primarily to our cost reduction initiatives.

Restructuring Charges, Net. We have completed the Q108 restructuring plan, which was implemented during the three months ended March 31, 2008 to more appropriately allocate resources to our key strategic initiatives. In connection with this plan, we incurred $17 million in employee severance pay and related costs during the six months ended June 30, 2008. We did not incur any costs in connection with this plan in 2009. Of the $17 million restructuring charges, net recorded in the six months ended June 30, 2008, $13 million was related to the U.S. segment and $4 million was related to the International segment.

The Q408 restructuring plan included a workforce reduction and the consolidation of certain real estate facilities. We incurred charges for severance benefits provided and facilities vacated of $42 million and $47 million during the three and six months ended June 30, 2009, respectively, in connection with the continued implementation of these initiatives. The charge for the three months ended June 30, 2009 included approximately $11 million relating to the change in estimates for sublease income assumptions for facilities which were exited in prior periods, as well as $7 million relating to the write off of leasehold improvements, furniture and fixed assets relating to exited facilities. Net charges under the Q408 restructuring plan relating to the U.S. segment were $40 million and $46 million for the three and six months ended June 30, 2009, respectively. Net charges under the Q408 restructuring plan relating to the International segment were $2 million and $1 million for the three and six months ended June 30, 2009, respectively.

The Q209 restructuring plan includes additional cost initiatives to further reduce our worldwide workforce by approximately 5 percent. We incurred total pre-tax cash charges of approximately $31 million in severance and other related costs associated with this initiative during the three months ended June 30, 2009. The pre-tax cash charges were offset by a credit of $8 million related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $23 million restructuring charges, net recorded in the three months ended June 30, 2009, $15 million related to the U.S. segment and $8 million related to the International segment. The restructuring plan involves reallocating resources to align with our strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities.

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Employee severance pay and related costs	$—	$30,389	$29,169	$32,198
Non-cancelable lease, contract termination, and other charges	—	42,213	—	45,205

Sub-total before reversal of stock-based compensation expense	—	72,602	29,169	77,403
Reversal of stock-based compensation expense for forfeitures	—	(7,600)	(12,284)	(7,600)

Restructuring charges, net	$—	$65,002	$16,885	$69,803

In addition to the charges described above, we currently expect to incur future charges of approximately $45 million to $60 million for non-cancelable lease costs, relocation costs, and the write-off of leasehold improvements, furniture, and fixed assets as we continue to exit facilities identified as part of the Q408 restructuring plan. Of the expected future charges, between $20 million and $25 million is expected to be incurred in the remainder of 2009 and between $25 million and $35 million is expected to be recorded between 2010 and 2015.

Our restructuring charges for excess lease facilities is highly dependent upon estimated amounts of sublease income, time required to market and obtain a subtenant or to terminate lease obligations varies considerably with commercial real estate market conditions in certain geographies. Our restructuring charges represent the best estimate of the fair value of the obligations we expect to incur and could be subject to adjustment as market conditions change and sublease agreements are signed through fiscal 2017. Refer to Note 14 — “Restructuring charges, net” in the Notes to the condensed consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (in thousands):

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2008	2009		2008	2009
Interest and investment income	$21,741	$4,640	$(17,101)	$44,908	$11,488	$(33,420)
Investment gains, net	1,980	6	(1,974)	824	96	(728)
Gains/(losses) on sales of marketable equity securities	—	66,684	66,684	(1,054)	66,684	67,738
Other	862	680	(182)	(5,430)	(1,298)	4,132

Total other income, net	$24,583	$72,010	$47,427	$39,248	$76,970	$37,722

Interest and investment income for the three and six months ended June 30, 2009 decreased due to lower average interest rates compared to the same periods in 2008. Average interest rates were less than 1 percent in both the three and six months ended June 30, 2009, respectively, compared to 2.9 percent and 3.2 percent, respectively, in the same periods in 2008. During the three months ended June 30, 2009, we tendered all of our Gmarket shares for net proceeds of $120 million. We recorded a pre-tax gain of $67 million ($40 million after-tax).

Other income, net may fluctuate in future periods due to realized gains and losses on investments, other than temporary impairments of investments, changes in our average investment balances, and changes in interest and foreign currency exchange rates.

Income Taxes. The effective tax rates for the three and six months ended June 30, 2009 were 47 percent and 41 percent, respectively, compared to 38 percent and 39 percent for the same periods in 2008. These effective tax rates differ from the amounts computed by applying the federal statutory income tax rate primarily due to states taxes, the effect of non-U.S. operations and non-deductible stock-based compensation expense. We currently expect the effective tax rate for fiscal year 2009 to be in the range of 44 percent to 47 percent, excluding any other discrete items that may occur during the remainder of the year.

During the six months ended June 30, 2009, we recorded an increase in our total unrecognized tax benefits of approximately $3 million bringing the amount to $801 million. Over the next twelve months, our existing tax positions are expected to generate an increase in total unrecognized tax benefits.

Earnings in Equity Interests. Earnings in equity interests for the three and six months ended June 30, 2009 was $64 million and $113 million, respectively, as compared to $55 million and $510 million for the same periods in 2008. Earnings in equity interests for the six months ended June 30, 2008 included a $401 million net non-cash gain related to Alibaba Group Holding Limited’s (“Alibaba Group”) initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), net of tax. In connection with the IPO, we made a direct investment of 1 percent in Alibaba.com. See Note 3 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represents the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and consolidate the subsidiaries’ results in our condensed consolidated financial statements.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision making are the United States and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources.

	Three Months Ended June 30,				Percent Change	Six Months Ended June 30,				Percent Change
	2008	(*)	2009	(*)		2008	(*)	2009	(*)
Revenues by segment:
United States	$1,262,191	70%	$1,152,393	73%	(9)%	$2,567,531	71%	$2,340,323	74%	(9)%
International	535,894	30%	420,504	27%	(22)%	1,048,156	29%	812,616	26%	(22)%

Total revenues	$1,798,085	100%	$1,572,897	100%	(13)%	$3,615,687	100%	$3,152,939	100%	(13)%

(*)	Percent of total revenues.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2009		2008	2009
Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$295,537	$268,205	(9)%	$608,630	$560,937	(8)%
International	131,509	117,239	(11)%	251,549	233,485	(7)%

Total segment operating income before depreciation, amortization, and stock-based compensation expense	427,046	385,444	(10)%	860,179	794,422	(8)%
Depreciation and amortization	(203,357)	(204,765)	(1)%	(390,868)	(386,338)	(1)%
Stock-based compensation expense	(123,168)	(104,926)	(15)%	(248,173)	(231,646)	(7)%

Income from operations	$100,521	$75,753	(25)%	$221,138	$176,438	(20)%

Revenue is generally attributed to individual countries according to the sales force that generated the revenue. No single foreign country accounted for more than 10 percent of revenues for the three and six months ended June 30, 2009 or 2008, respectively.

United States. United States revenues for the three and six months ended June 30, 2009 decreased $110 million, or 9 percent, and $227 million, or 9 percent, respectively, as compared to the same periods in 2008. Our year over year decreases in revenues were a result of a decline in advertising across the majority of Yahoo! Properties, particularly search advertising, and in our fee-based services. The decline in revenues was offset by declines in operating expenses of $77 million and $173 million, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in 2008. United States operating income before depreciation, amortization, and stock-based compensation expense for the three and six months ended June 30, 2009 decreased $27 million, or 9 percent, and $48 million, or 8 percent, respectively, as compared to the same periods in 2008.

International. International revenues for the three and six months ended June 30, 2009 decreased $115 million, or 22 percent, and $236 million, or 22 percent, respectively, as compared to the same periods in 2008. The decline in international revenues was mainly due to a decline in advertising across the majority of Yahoo! Properties, particularly search advertising, the sale of Kelkoo SAS during the three months ended December 31, 2008, and the effects of foreign currency exchange rate fluctuations. The decline in revenues was offset by declines in operating expenses of $70 million and $138 million, respectively, for the three and six months ended June 30, 2009 as compared to the same periods in 2008. International operating income before depreciation, amortization, and stock-based compensation expense for the three and six months ended June 30, 2009 decreased $14 million, or 11 percent, and $18 million, or 7 percent, respectively, as compared to the same periods in 2008.

International revenues accounted for approximately 27 percent and 26 percent, respectively, of total revenues in the three and six months ended June 30, 2009, compared to 30 percent and 29 percent in the same periods of 2008.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian Dollars, British Pounds, Euros, Korean Won, and Taiwan Dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2008, our international revenues for the three and six months ended June 30, 2009 would have been higher than we reported by approximately $78 million and $170 million, respectively, and our International segment operating income before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $11 million and $23 million, respectively.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting estimates since December 31, 2008.

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

	As of December 31, 2008	As of June 30, 2009
	(In thousands)
Cash and cash equivalents	$2,292,296	$2,284,086
Short-term marketable debt securities	1,159,691	1,594,226
Long-term marketable debt securities	69,986	319,137

Total cash, cash equivalents, and marketable debt securities	$3,521,973	$4,197,449

Percentage of total assets	26%	30%

	Six Months Ended June 30,
Cash Flow Results	2008	2009
	(In thousands)
Net cash provided by operating activities	$1,212,143	$604,143
Net cash used in investing activities	$(873,525)	$(744,615)
Net cash provided by financing activities	$181,523	$111,620

Our operating activities for the six months ended June 30, 2009 and 2008 generated adequate cash to meet our operating needs. As of June 30, 2009, we had cash, cash equivalents, and marketable debt securities totaling $4.2 billion, compared to $3.5 billion at December 31, 2008.

Net cash provided by operating activities during the six months ended June 30, 2008 includes a $350 million one-time payment related to a commercial arrangement entered into with AT&T Inc. No similar payments were received during the six months ended June 30, 2009.

During the six months ended June 30, 2009, we generated $604 million of cash from operating activities, $120 million from proceeds from the sales of marketable equity securities, and $71 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $165 million in capital expenditures and $27 million in tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock. During the six months ended June 30, 2008, we used $79 million in direct stock repurchases and $57 million for tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock. Additionally, we invested $316 million in net capital expenditures and $180 million in net acquisitions. The cash used for these investments was offset by $1.2 billion of cash generated from operating activities and $317 million from the issuance of common stock as a result of the exercise of stock options and employee stock purchases.

We expect to continue to generate positive cash flows from operations for the three months ended September 30, 2009. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 8 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense net of stock-based restructuring expense reversals, non-cash restructuring charges, tax benefits from stock-based awards, and excess tax benefits from stock-based awards. Cash provided by operating activities was greater than net income in the six months ended June 30, 2009 mainly due to the net impact of non-cash adjustments to income.

Cash used in investing activities was primarily attributable to capital expenditures and purchases of intangible assets. In the six months ended June 30, 2009, we invested $165 million in net capital expenditures and $22 million to purchase intangible assets, which was offset by proceeds from the sales of marketable equity securities of $120 million. In the six months ended June 30, 2008, we invested $316 million in net capital expenditures, $51 million to purchase intangible assets, a net $180 million in acquisitions, and a net $8 million in other investing activities.

Cash used in financing activities is driven by employee option exercises and employee stock purchases offset by our stock repurchases. Our cash proceeds from employee option exercises and employee stock purchases were $71 million for the six months ended June 30, 2009, compared to $317 million for the same period of 2008. During the six months ended June 30, 2009, we did not repurchase any shares of common stock. We used $27 million for tax withholding payments related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock ($2 million of which relates to reacquired shares in treasury stock related to restricted stock awards). During the six months ended June 30, 2008, we used $79 million in the direct repurchase of 3.4 million shares of our common stock at an average price of $23.39 per share. In addition, $57 million was used for tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock ($20 million of which relates to reacquired shares in treasury stock related to restricted stock awards).

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

Retirement of treasury stock is recorded as a reduction of common stock, additional paid-in-capital, and retained earnings, as applicable. As of May 31, 2009, the Company’s Board of Directors approved the retirement of approximately 209 million treasury shares, resulting in reductions of $0.2 million in common stock, $1.5 billion in additional paid-in-capital, and $3.8 billion in retained earnings.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $165 million for the six months ended June 30, 2009, compared to $316 million in the same period in 2008. Our capital expenditures for the remainder of 2009 are expected to be slightly less than 2008 levels.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2009 and 2027.

A summary of lease commitments as of June 30, 2009 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Six months ending December 31, 2009	$82	$3
Years ending December 31,
2010	145	7
2011	120	7
2012	102	7
2013	92	8
2014	84	8
Due after 5 years	230	39

Total gross lease commitments	$855	$79

Less: interest	—	(36)

Net lease commitments	$855	$43

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our Affiliates. As of June 30, 2009, these commitments totaled $220 million, of which $60 million will be payable in the remainder of 2009, $131 million will be payable in 2010, and $29 million will be payable in 2011.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $47 million through 2023.

Income Taxes. As of June 30, 2009, the unrecognized tax benefits that resulted in an accrued liability amounted to $363 million and are classified as deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of June 30, 2009, the settlement period for our income tax liabilities cannot be determined. However, no significant liabilities are expected to become due within the next twelve months.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $9 million and $2 million decrease, respectively, in the fair value of our available-for-sale debt securities as of June 30, 2009 and December 31, 2008.

Foreign Currency Risk. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian Dollars, British Pounds, Euros, Korean Won, and Taiwan Dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2008, our international revenues for the three and six months ended June 30, 2009 would have been higher than we reported by approximately $78 million and $170 million, respectively, and our International segment operating income before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $11 million and $23 million, respectively.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the three and six months ended June 30, 2009 and 2008, our net foreign currency transaction gains and losses, realized and unrealized, were not material.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and debt investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of June 30, 2009 and 2008, net unrealized gains and losses on these investments were not material.

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

For a description of our material legal proceedings, see Note 11 — “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on February 27, 2009, as set forth below. Except for the addition of the risk factor concerning our recent binding letter agreement with Microsoft, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the 10-K for the year ended December 31, 2008.

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

For the three months ended June 30, 2009, 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenues depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	attracting more advertisers to our user base;

•	broadening our relationships with advertisers to small-and medium-sized businesses;

•	the successful implementation and acceptance of our advertising platforms by advertisers, website publishers, and online advertising networks;

•	the successful ongoing implementation, acceptance and improvement of our new advertising management platform, APT from Yahoo!;

•	the successful implementation, acceptance and improvement of our search technologies;

•	maintaining and expanding our Affiliate program for search and display marketing services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

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

Marketing services expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from marketing services, the current deterioration in economic conditions has caused and could cause additional decreases in or delays in advertising spending and is likely to reduce our marketing services revenues and negatively impact our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements, whether resulting from customer bankruptcies or otherwise due to the current deterioration in economic conditions, could negatively impact our results of operations.

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

In addition to patent claims, third-parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition, violation of federal or state statutes or other claims. In addition, third-parties have made, and may continue to make, trademark infringement and related claims against us over the display of search results triggered by search terms that include trademark terms. Currently, we are engaged in lawsuits regarding such trademark issues.

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

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. We have posted on our and many of our Affiliates’ Websites our own privacy policies and practices concerning the collection, use, and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or data-protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

Further, failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy, data-retention or data-protection matters could result in a loss of user confidence in us, damage to the Yahoo! brands, and ultimately in a loss of users, advertising partners, or Affiliates which could adversely affect our business.

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues which could adversely impact our business. The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content, such as stock quotes and trading information, under the Yahoo! brand or via distribution on Yahoo! Properties. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While our agreements with respect to these products, services, and content often provide that we will be indemnified against such liabilities, the ability to receive such indemnification depends on the financial resources of the other party to the agreement and any amounts received might not be adequate to cover our liabilities or the costs associated with defense of such proceedings.

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

In addition, the Internet and online services industry is characterized by rapid technological change. Widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex. In the future, we may make additional changes to our architectures and systems, including moving to completely new architectures and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising platform participants to become dissatisfied with our service and move to competing providers or seek remedial actions or compensation.

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

In some markets, we depend on a limited number of distribution arrangements for a significant percentage of our user activity. A failure by our distributors to attract or retain their user bases would negatively impact our user activity and, in turn, would reduce our revenues.

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

More individuals are utilizing non-Personal Computer (“PC”) devices to access the Internet and versions of our services developed for these devices might not gain widespread adoption by the devices’ users, manufacturers, or distributors or might fail to function as intended on some devices.

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

In international markets, we compete with local Internet service providers that may have competitive advantages.

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

•

We rely on third-party providers for our principal Internet connections and co-location of a significant portion of our data servers, as well as for key components or features of our e-mail and VOIP services, news and stock quote delivery, chat services, mapping, streaming, geo-targeting, music, games, and other services. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services. In addition, if our agreements with these third-party providers are terminated due to failure to reach agreement on terms or otherwise, we might not have a readily available alternative.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, the current administration recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect the Company’s tax rate. We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination is made.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three months ended June 30, 2009, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $12.75 to $16.65 per share and the closing sale price on July 31, 2009 was $14.32 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo! Japan and Alibaba Group Holding Limited; and news reports relating to us, trends in our markets, or general economic conditions.

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

Uncertainty resulting from our pending agreement with Microsoft may adversely affect our business.

On July 29, 2009, Yahoo! entered into a binding letter agreement with Microsoft Corporation under which Microsoft will be Yahoo!’s exclusive technology provider for algorithmic and paid search services and Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. Pursuant to the agreement, the parties will negotiate and execute a definitive search and advertising services and sales agreement and a definitive license agreement. The agreement is subject to regulatory review, which will take a number of months. The agreement also provides for a transition period of up to 24 months following the commencement of the implementation of the agreement. The regulatory review process, negotiation of definitive agreements, and implementation and transition planning processes are likely to require the expenditure of significant time and resources by us. There can be no assurance that regulatory approval will be obtained. The uncertainty created by the pendency of this transaction could lead to a loss of employees, publishers, advertisers and other business partners, which could negatively impact our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 25, 2009, the Company held its Annual Meeting of Stockholders (the “Meeting”). At the Meeting, stockholders elected each director nominee to the Board of Directors by the following votes:

Director	Shares For	Shares Against	Abstain
Carol Bartz	1,225,920,697	10,013,092	3,027,146
Frank J. Biondi, Jr.	1,202,288,153	32,349,888	4,322,893
Roy J. Bostock	1,209,826,247	19,143,672	9,991,015
Ronald W. Burkle	1,207,002,745	21,873,486	10,084,703
John H. Chapple	1,219,061,454	12,946,127	6,953,353
Eric Hippeau	1,201,490,209	27,274,704	10,196,021
Carl C. Icahn	903,318,534	332,411,992	3,230,408
Vyomesh Joshi	1,191,830,262	40,454,265	6,676,407
Arthur H. Kern	1,201,485,409	26,104,423	11,371,102
Mary Agnes Wilderotter	1,175,281,978	57,174,740	6,504,217
Gary L. Wilson	1,212,422,997	17,022,194	9,515,744
Jerry Yang	1,195,103,948	39,011,414	4,845,572

At the Meeting, the stockholders also acted on the following matters:

•

Stockholders voted to approve amendments to the Company’s 1995 Stock Plan (with 794,817,824 shares voting for, 280,802,251 shares voting against, 4,738,523 shares abstaining and 158,602,337 broker non-votes).

•

Stockholders voted to approve amendments to the Company’s Amended and Restated 1996 Employee Stock Purchase Plan (with 990,605,962 shares voting for, 85,118,878 shares voting against, 4,633,957 shares abstaining and 158,602,137 broker non-votes).

•

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009 (with 1,226,554,891 shares voting for, 9,698,777 shares voting against, and 2,707,266 shares abstaining).

•

Stockholders defeated the stockholder proposal calling for a so-called “say-on-pay” executive compensation advisory vote (with 357,494,992 shares voting for, 699,516,111 shares voting against, 23,347,494 shares abstaining and 158,602,337 broker non-votes).

In this Item 4, all vote counts have been rounded to the nearest whole share.

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

YAHOO! INC.

Dated: August 7, 2009	By:	/s/ Carol Bartz
Carol Bartz
Chief Executive Officer

Dated: August 7, 2009	By:	/s/ Timothy R. Morse
Timothy R. Morse
Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description
3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (filed July 28, 2000) and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, filed as Exhibit 4.1 below, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2009 and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference).

10.2(A)+	Yahoo! Inc. 1995 Stock Plan, as amended and restated on June 25, 2009 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2009 and incorporated herein by reference).

10.3(A)+	Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan, as amended and restated on June 25, 2009 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 29, 2009 and incorporated herein by reference).

10.13+*	Summary of Compensation Payable to Named Executive Officers.

10.14(B)+*	Separation Agreement, dated May 21, 2009, between the Registrant and Blake Jorgensen.

10.20+*	Employment Letter Agreement, dated June 5, 2009, between the Registrant and Timothy R. Morse.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 7, 2009.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.