Form 10-K/A
period 2008-12-31
YAHOO INC
filed 2009-09-29
CIK 1011006

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2009 Annual Meeting of Stockholders – Part III Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on February 27, 2009 (the “Original 10-K”), of Yahoo! Inc., a Delaware corporation (“Yahoo!”, the “Company”, or “we”). We are filing this Amendment to amend Item 15 to include the separate financial statements of Yahoo Japan Corporation and Consolidated Subsidiaries (“Yahoo Japan”) for its fiscal year ended March 31, 2009 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because Yahoo Japan’s fiscal year ended after the date of the filing of the Original 10-K. The Rule 3-09 financial statements were prepared and provided to the Company by Yahoo Japan.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 27, 2009. The Original 10-K has not been amended or updated to reflect events occurring after February 27, 2009, except as specifically set forth in this Amendment.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
23.2	Consent of Deloitte Touche Tohmatsu LLC, Independent Auditors of Yahoo Japan Corporation and Consolidated Subsidiaries.

31.1	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 29, 2009.

31.2	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 29, 2009.

32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 29, 2009.

99.1	Audited Financial Statements of Yahoo Japan Corporation and Consolidated Subsidiaries as of March 31, 2009 and 2008 and for the years then ended.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of September 2009.

YAHOO! INC.

By:	/S/ TIMOTHY R. MORSE
Timothy R. Morse Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons, on behalf of the Registrant and in the capacities indicated, as of September 29, 2009.

Signature	Title

/s/ CAROL BARTZ	Chief Executive Officer and Director (Principal Executive Officer)
Carol Bartz

/s/ TIMOTHY R. MORSE	Chief Financial Officer (Principal Financial Officer)
Timothy R. Morse

/s/ MICHAEL MURRAY	Senior Vice President, Finance and Chief Accounting Officer
Michael Murray	(Principal Accounting Officer)

*	Chairman of the Board
Roy Bostock

*	Director
Frank Biondi

*	Director
Ronald Burkle

*	Director
John Chapple

*	Director
Eric Hippeau

Director
Carl Icahn

*	Director
Vyomesh Joshi

*	Director
Arthur Kern

*	Director
Mary Agnes Wilderotter

*	Director
Gary Wilson

*	Director
Jerry Yang

*By	/S/ CAROL BARTZ
Carol Bartz, Attorney In Fact

INDEX TO EXHIBITS

Exhibit Number	Description
23.2	Consent of Deloitte Touche Tohmatsu LLC, Independent Auditors of Yahoo Japan Corporation and Consolidated Subsidiaries.

31.1	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 29, 2009.

31.2	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 29, 2009.

32	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 29, 2009.

99.1	Audited Financial Statements of Yahoo Japan Corporation and Consolidated Subsidiaries as of March 31, 2009 and 2008 and for the years then ended.

5