Form 10-Q
period 2009-09-30
YAHOO INC
filed 2009-11-06
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Common Stock, $0.001 par value	1,401,056,288

YAHOO! INC.

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements (unaudited)	3

	Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2009	3

	Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

	Signatures	46

Ex – 10.1	Form of Indemnification Agreement

Ex – 10.2(B)	Form of Stock Option Agreement

Ex – 10.2(C)	Form of Executive Stock Option Agreement

Ex – 10.2(D)	Form of Restricted Stock Unit Award Agreement

Ex – 10.2(E)	Form of Executive Restricted Stock Unit Award Agreement

Ex – 10.2(F)	Form of Restricted Stock Award Agreement

Ex – 10.3(B)	Form of ESPP Enrollment Agreement

Ex – 10.21(A)	Letter Agreement

Ex – 31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex – 31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Ex – 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
	(Unaudited, in thousands except per share amounts)
Revenues	$1,786,426	$1,575,399	$5,402,113	$4,728,338
Cost of revenues	772,277	708,898	2,293,271	2,122,088

Gross profit	1,014,149	866,501	3,108,842	2,606,250

Operating expenses:
Sales and marketing	396,982	286,382	1,226,472	887,880
Product development	323,172	306,696	943,497	904,137
General and administrative	199,593	155,421	559,484	431,070
Amortization of intangibles	24,228	9,814	71,192	28,734
Restructuring charges, net	—	16,689	16,885	86,492

Total operating expenses	943,975	775,002	2,817,530	2,338,313

Income from operations	70,174	91,499	291,312	267,937
Other income, net	8,881	105,390	48,129	182,360

Income before income taxes and earnings in equity interests	79,055	196,889	339,441	450,297
Provision for income taxes	(50,577)	(77,727)	(151,532)	(182,490)
Earnings in equity interests	27,762	68,654	537,471	181,744

Net income	56,240	187,816	725,380	449,551
Less: Net income attributable to noncontrolling interests	(1,892)	(1,723)	(3,031)	(4,513)

Net income attributable to Yahoo! Inc.	$54,348	$186,093	$722,349	$445,038

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.04	$0.13	$0.53	$0.32

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.04	$0.13	$0.51	$0.31

Shares used in per share calculation — basic	1,383,786	1,401,961	1,363,382	1,396,090

Shares used in per share calculation — diluted	1,397,522	1,424,854	1,385,570	1,415,220

Stock-based compensation expense by function:
Cost of revenues	$4,283	$2,688	$11,112	$8,930
Sales and marketing	$51,060	$30,150	$172,904	$115,698
Product development	$55,372	$57,964	$149,896	$163,889
General and administrative	$21,884	$23,628	$59,144	$65,159
Restructuring expense reversals	$—	$—	$(12,284)	$(7,600)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2008	September 30, 2009
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,292,296	$1,934,090
Short-term marketable debt securities	1,159,691	1,967,508
Accounts receivable, net	1,060,450	907,029
Prepaid expenses and other current assets	233,061	268,459

Total current assets	4,745,498	5,077,086
Long-term marketable debt securities	69,986	601,469
Property and equipment, net	1,536,181	1,394,558
Goodwill	3,440,889	3,500,920
Intangible assets, net	485,860	365,405
Other long-term assets	233,989	127,476
Investments in equity interests	3,177,445	3,353,040

Total assets	$13,689,848	$14,419,954

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151,897	$102,122
Accrued expenses and other current liabilities	1,139,894	990,680
Deferred revenue	413,224	413,412

Total current liabilities	1,705,015	1,506,214
Long-term deferred revenue	218,438	144,471
Capital lease and other long-term liabilities	77,062	83,612
Deferred and other long-term tax liabilities, net	420,372	503,448

Total liabilities	2,420,887	2,237,745
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,600,220 shares issued and 1,391,560 shares outstanding as of December 31, 2008 and 1,405,658 shares issued and 1,399,438 shares outstanding as of September 30, 2009	1,595	1,401
Additional paid-in capital	11,643,635	10,501,378
Treasury stock at cost, 208,660 shares as of December 31, 2008 and 6,220 shares as of September 30, 2009	(5,267,484)	(93,370)
Retained earnings	4,752,920	1,446,684
Accumulated other comprehensive income	120,276	303,584

Total Yahoo! Inc. stockholders’ equity	11,250,942	12,159,677
Noncontrolling interests	18,019	22,532

Total equity	11,268,961	12,182,209

Total liabilities and equity	$13,689,848	$14,419,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2008	September 30, 2009
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$725,380	$449,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	372,467	412,043
Amortization of intangible assets	226,006	145,019
Stock-based compensation expense, net	380,772	346,076
Non-cash restructuring charges	—	7,257
Tax benefits from stock-based awards	52,199	(13,694)
Excess tax benefits from stock-based awards	(35,481)	(70,128)
Deferred income taxes	42,500	43,680
Earnings in equity interests	(537,471)	(181,744)
Dividends received from equity investee	18,942	27,628
(Gain)/loss from sale of investments, assets, and other, net	11,640	(166,970)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	46,422	172,442
Prepaid expenses and other	(41,581)	724
Accounts payable	(35,596)	(53,036)
Accrued expenses and other liabilities	101,162	(82,537)
Deferred revenue	231,873	(77,028)

Net cash provided by operating activities	1,559,234	959,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(482,918)	(264,058)
Purchases of marketable debt securities	(1,281,713)	(3,530,766)
Proceeds from sales of marketable debt securities	248,130	83,164
Proceeds from maturities of marketable debt securities	727,890	2,106,020
Proceeds from sales of marketable equity securities	—	265,194
Acquisitions, net of cash acquired	(208,958)	(17,773)
Purchases of intangible assets	(66,984)	(28,814)
Other investing activities, net	(7,989)	3,652

Net cash used in investing activities	(1,072,542)	(1,383,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	331,403	74,485
Repurchases of common stock	(79,236)	(90,778)
Excess tax benefits from stock-based awards	35,481	70,128
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(65,068)	(45,989)
Other financing activities, net	(74)	—

Net cash provided by financing activities	222,506	7,846

Effect of exchange rate changes on cash and cash equivalents	(79,378)	58,046
Net change in cash and cash equivalents	629,820	(358,206)
Cash and cash equivalents at beginning of period	1,513,930	2,292,296

Cash and cash equivalents at end of period	$2,143,750	$1,934,090

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), attracts hundreds of millions of users every month through its innovative technology and engaging content and services, making it one of the most trafficked Internet destinations and a world class online media company. Yahoo!’s vision is to be the center of people’s online lives by delivering personally relevant, meaningful Internet experiences. Together with the Company’s owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), Yahoo! also provides its advertising offerings and access to Internet users beyond Yahoo! through its distribution network of third-party entities (“Affiliates”), who have integrated the Company’s advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. The Company generates revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services the Company provides to users are free, Yahoo! does charge fees for a range of premium services.

Basis of Presentation. The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. In accordance with authoritative guidance released by the Financial Accounting Standards Board (“FASB”) clarifying that a noncontrolling interest held by others in a subsidiary is to be part of the equity of the controlling group and is to be reported on the balance sheet within the equity section as a distinct item separate from the Company’s equity, minority interests have been re-captioned to noncontrolling interests and reported separately on the balance sheet. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the closing date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the U.S. requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, stock-based compensation, goodwill and other intangible assets, income taxes, contingencies, and restructuring charges. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards CodificationTM (the “Codification”) which was effective for the Company in the third quarter ended September 30, 2009. The Codification became the single authoritative source for U.S. GAAP. Accordingly, previous references to U.S. GAAP accounting standards are no longer used by the Company in its disclosures including these Notes to the condensed consolidated financial statements. The Codification does not affect the Company’s consolidated financial position, cash flows, or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13 (an update to Accounting Standards Codification (“ASC”) 605-25), “Revenue Recognition: Multiple-Element Arrangements” (“ASU 2009-13”) which is effective for annual periods ending after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU

2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple element arrangements will be allocated on the basis of the relative selling price of each deliverable. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-13.

Note 2 BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! INC. COMMON STOCKHOLDERS PER SHARE

Basic and diluted net income per share attributable to Yahoo! common stockholders is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock awards granted under the Company’s 1995 Stock Plan and restricted stock units granted under the 1996 Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the employee stock purchase plan. In addition, potential common shares issuable upon an assumed conversion of the Notes prior to their maturity and conversion on April 1, 2008 were calculated using the “as if” converted method. In applying the treasury stock method, the Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

Potentially dilutive securities representing approximately 119 million and 126 million shares of common stock for the three and nine months ended September 30, 2009, respectively, and 143 million and 137 million for the three and nine months ended September 30, 2008, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Basic:
Numerator:
Net income attributable to Yahoo!	$54,348	$186,093	$722,349	$445,038
Less: Net income allocated to participating securities	(87)	(166)	(1,596)	(509)

Net income attributable to Yahoo! common stockholders — basic	$54,261	$185,927	$720,753	$444,529

Denominator:
Weighted average common shares	1,383,786	1,401,961	1,363,382	1,396,090

Net income attributable to Yahoo! common stockholders per share — basic	$0.04	$0.13	$0.53	$0.32

Diluted:
Numerator:
Net income attributable to Yahoo!	$54,348	$186,093	$722,349	$445,038
Less: Net income allocated to participating securities	(2)	(21)	(290)	(47)
Less: Effect of dilutive securities issued by equity investees	—	(514)	(9,362)	(314)

Net income attributable to Yahoo! common stockholders — diluted	$54,346	$185,558	$712,697	$444,677

Denominator:
Denominator for basic calculation	1,383,786	1,401,961	1,363,382	1,396,090
Weighted average effect of Yahoo! dilutive securities:
Restricted stock and restricted stock units	4,047	12,746	7,683	11,555
Stock options and ESPP	9,689	10,147	14,505	7,575

Denominator for diluted calculation	1,397,522	1,424,854	1,385,570	1,415,220

Net income attributable to Yahoo! common stockholders per share — diluted	$0.04	$0.13	$0.51	$0.31

Note 3 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2008	September 30, 2009	Percent Ownership of Common Stock
Alibaba Group	$2,216,659	$2,167,952	44%
Alibaba.com	51,999	—	0%
Yahoo! Japan	905,672	1,181,058	35%
Other	3,115	4,030

Total	$3,177,445	$3,353,040

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

The following table presents Alibaba Group’s U.S. GAAP condensed financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Operating data(1):
Revenues	$120,004	$194,079	$323,988	$503,355
Gross profit	$85,129	$142,178	$223,702	$360,793
(Loss) income from operations(2)	$(5,464)	$2,756	$(218,537)	$(40,920)
Net (loss) income(3)	$(2,012)	$9,555	$1,890,245	$(54,956)

	September 30, 2008	June 30, 2009
Balance sheet data:
Current assets	$2,585,369	$3,010,776
Long-term assets	$2,193,374	$2,289,615
Current liabilities	$821,174	$1,353,429
Long-term liabilities	$20,131	$22,500
Noncontrolling interests	$187,570	$213,527

(1)	The Company records its share of the results of Alibaba Group one quarter in arrears within earnings in equity interests in its condensed consolidated statements of income.
(2)

The loss from operations of $219 million for the nine months ended June 30, 2008 is primarily due to Alibaba Group’s impairment loss on goodwill and intangible assets of $178 million for which Yahoo! Inc. has no basis in its investment balance.

(3)

The net income of $1.9 billion for the nine months ended June 30, 2008 includes the gain from Alibaba Group’s sale of an approximate 27 percent ownership interest in Alibaba.com in Alibaba.com’s initial public offering (“IPO”).

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and nine months ended September 30, 2008 and 2009, these transactions were not material.

Equity Investment in Alibaba.com Limited. As part of the IPO of Alibaba.com, the Company purchased an approximate 1 percent interest in the common stock of Alibaba.com. This investment was accounted for using the equity method, consistent with the Company’s investment in Alibaba Group, which holds the controlling interest in Alibaba.com. In September 2009, the Company sold its direct investment in Alibaba.com for net proceeds of $145 million and recorded a pre-tax gain of $98 million ($60 million after tax) in other income, net.

Equity Investment in Yahoo! Japan. The investment in Yahoo! Japan Corporation (“Yahoo! Japan”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo! Japan and any related amortization expense, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of income. The fair value of the Company’s ownership interest in the common stock of Yahoo! Japan, based on the quoted stock price, was approximately $7 billion as of September 30, 2009.

The following table presents Yahoo! Japan’s condensed financial information, as derived from the Yahoo! Japan consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009
Operating data(*):
Revenues	$694,143	$776,208	$2,016,962	$2,358,466
Gross profit	$591,344	$644,205	$1,720,934	$1,983,975
Income from operations	$314,887	$351,469	$911,452	$1,076,054
Net income	$183,373	$197,341	$488,482	$595,890

	September 30, 2008	June 30, 2009
Balance sheet data:
Current assets	$1,202,164	$1,105,204
Long-term assets	$1,923,195	$2,278,100
Current liabilities	$778,110	$774,779
Long-term liabilities	$189,719	$3,757
Noncontrolling interests	$25,665	$24,898

(*)	The Company records its share of the results of Yahoo! Japan one quarter in arrears in earnings in equity interests in the condensed consolidated statements of income.

The differences between U.S. GAAP and accounting principles generally accepted in Japan, the standards by which Yahoo! Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements.

Through its commercial arrangement with Yahoo! Japan, the Company provides advertising and search marketing services to Yahoo! Japan for a service fee. Under this arrangement, the Company records marketing services revenue from Yahoo! Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo! Japan for the delivery of sponsored search results. In addition, the Company recognizes revenues from license fees received from Yahoo! Japan. These arrangements resulted in revenues of approximately $60 million and $76 million, respectively, for the three months ended September 30, 2008 and 2009 and revenues of approximately $214 million and $224 million, respectively, for the nine months ended September 30, 2008 and 2009. As of December 31, 2008 and September 30, 2009, the Company had a net receivable balance from Yahoo! Japan of approximately $39 million and $41 million, respectively.

Note 4 GOODWILL

The change in the carrying amount of goodwill for the nine months ended September 30, 2009 was primarily due to foreign currency translation gains of $51 million.

Note 5 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2008	September 30, 2009
	Net	Gross Carrying Amount	Accumulated Amortization(1)	Net(2)
Customer, affiliate, and advertiser related relationships	$99,828	$137,777	$(57,410)	$80,367
Developed technology and patents	350,168	516,891	(262,671)	254,220
Trade name, trademark, and domain name	35,864	74,128	(43,310)	30,818

Total intangible assets, net	$485,860	$728,796	$(363,391)	$365,405

(1)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $15 million as of September 30, 2009.
(2)

As of December 31, 2008 and September 30, 2009, $441 million and $324 million, respectively, of the net intangibles balance was related to the U.S. segment. As of December 31, 2008 and September 30, 2009, $45 million and $41 million, respectively, of the net intangibles balance was related to the International segment.

For the three months ended September 30, 2008 and 2009, the Company recognized amortization expense for intangible assets of $79 million and $39 million, respectively, including $55 million in cost of revenues for the three months ended September 30, 2008 and $29 million in cost of revenues for the three months ended September 30, 2009. For the nine months ended September 30, 2008 and 2009, the Company recognized amortization expense for intangible assets of $226 million and $145 million, respectively, including $155 million in cost of revenues for the nine months ended September 30, 2008 and $116 million for the nine months ended September 30, 2009. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2009 and each of the succeeding years is as follows: three months ending December 31, 2009: $38 million; 2010: $123 million; 2011: $90 million; 2012: $59 million; 2013: $24 million; 2014: $11 million; and cumulatively thereafter: $4 million.

Note 6 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Interest and investment income	$23,249	$4,822	$68,157	$16,310
Investment (losses) gains, net	(123)	3,502	(353)	3,598
Gains on sales of marketable equity securities	—	98,167	—	164,851
Other	(14,245)	(1,101)	(19,675)	(2,399)

Total other income, net	$8,881	$105,390	$48,129	$182,360

Interest and investment income consist of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

Investment (losses) gains, net include gains/losses from sales of marketable debt securities and/or investments in privately held companies.

Gains on sales of marketable equity securities include gains from sales of publicly traded companies. In May 2009, the Company tendered all of its Gmarket shares for net proceeds of $120 million. The Company recorded a pre-tax gain of $67 million ($40 million after tax) in connection with the Company’s sale of its Gmarket shares. In September 2009, the Company sold its direct investment in Alibaba.com for net proceeds of $145 million. The Company recorded a pre-tax gain of $98 million ($60 million after tax) in connection with the Company’s sale of its Alibaba.com shares.

Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies. For the nine months ended September 30, 2008, other also includes imputed interest related to convertible debt. See Note 9 - “Debt,” for additional information related to the imputed interest on convertible debt.

Note 7 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Net income	$56,240	$187,816	$725,380	$449,551
Change in net unrealized gains (losses) on available-for-sale securities, net of tax and reclassification adjustments	9,671	5,707	8,424	(1,694)
Foreign currency translation adjustments	(294,721)	87,233	(55,938)	185,002

Other comprehensive (loss) income	(285,050)	92,940	(47,514)	183,308

Comprehensive (loss) income	(228,810)	280,756	677,866	632,859
Less: Comprehensive income attributable to noncontrolling interests	(1,892)	(1,723)	(3,031)	(4,513)

Comprehensive (loss) income attributable to Yahoo! Inc.	$(230,702)	$279,033	$674,835	$628,346

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2008	September 30, 2009
Unrealized gain on available-for-sale securities, net of tax	$6,857	$5,163
Foreign currency translation, net of tax	113,419	298,421

Accumulated other comprehensive income	$120,276	$303,584

Note 8 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2008
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$935,025	$1,602	$—	$936,627
Municipal bonds	47,687	55	—	47,742
Corporate debt securities, commercial paper, and bank certificates of deposit	247,554	739	(2,985)	245,308
Corporate equity securities(*)	68,745	17,884	—	86,629

Total investments in available-for-sale securities	$1,299,011	$20,280	$(2,985)	$1,316,306

	September 30, 2009
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,533,050	$1,486	$(139)	$1,534,397
Municipal bonds	520,679	942	(3)	521,618
Corporate debt securities, commercial paper, and bank certificates of deposit	512,741	643	(422)	512,962

Total investments in available-for-sale securities	$2,566,470	$3,071	$(564)	$2,568,977

Reported as:

			December 31, 2008	September 30, 2009
Short-term marketable debt securities			$1,159,691	$1,967,508
Long-term marketable debt securities			69,986	601,469
Other assets(*)			86,629	—

Total			$1,316,306	$2,568,977

(*)

These balances included the Company’s investment in Gmarket, which was included as part of other long-term assets in the condensed consolidated balance sheets as of December 31, 2008. The Company sold its shares of Gmarket in May 2009.

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2008 and the nine months ended September 30, 2009 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2008	September 30, 2009
Due within one year	$1,159,691	$1,967,508
Due after one year through five years	69,986	601,469

Total available-for-sale marketable debt securities	$1,229,677	$2,568,977

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total investments in available-for-sale securities(*)	$72,585	$(2,521)	$18,640	$(464)	$91,225	$(2,985)

(*)	Consists of corporate debt securities.

	September 30, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$217,878	$(139)	$—	$—	$217,878	$(139)
Municipal bonds	26,026	(3)	—	—	26,026	(3)
Corporate debt securities and commercial paper	105,269	(279)	9,314	(143)	114,583	(422)

Total investments in available-for-sale securities	$349,173	$(421)	$9,314	$(143)	$358,487	$(564)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency, municipal, corporate securities, and term deposits with financial institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair market value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no requirement and no current intent to sell these securities. The Company expects to recover up to (or beyond) the initial cost of investment.

The accounting standard for fair value establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Basis of Fair Value Measurement

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the asset or the liability; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The following table sets forth the financial assets, measured at fair value as of September 30, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(*)	$926,337	$—	$926,337
Available for sale securities: (*)
U.S. Government and agency securities	—	1,789,254	1,789,254
Municipal bonds	—	521,617	521,617
Commercial paper and bank certificates of deposit	—	362,277	362,277
Corporate debt securities	—	249,565	249,565

Total assets at fair value	$926,337	$2,922,713	$3,849,050

(*)

The money market funds, time deposits, U.S. government and agency securities, municipal bonds, commercial paper, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheets.

The amount of cash and cash equivalents as of September 30, 2009 includes $654 million in cash deposited with commercial banks.

The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. As of September 30, 2009, the Company did not have any significant Level 3 financial assets or liabilities.

Note 9 DEBT

In April 2003, the Company issued $750 million of the Notes due April 1, 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which had been deferred and subsequently amortized. The Notes were issued at par, did not bear interest, and were convertible into shares of the Company’s common stock. Upon conversion, the Company had the right to deliver cash in lieu of common stock.

During the three months ended March 31, 2008, $167 million of the Notes were converted and 8.1 million shares of Yahoo! common stock were issued to the holders of the Notes. On the maturity date of April 1, 2008, the remaining $583 million of the Notes were converted and 28.5 million shares of Yahoo! common stock were issued to the holders of the Notes.

Effective January 1, 2009, the Company adopted ASC 470-20, “Debt with Conversion and Other Options,” and accordingly prior periods have been restated. For convertible debt instruments within the scope of ASC 470-20, the proceeds from the instrument’s issuance must be allocated between the liability and equity components in a manner that reflects interest cost based upon the Company’s borrowing rate at the date of issuance of the convertible debt for a similar debt instrument without the debt conversion feature. The borrowing rate was estimated to be 5 percent for the liability component of the Notes. This effective interest rate was used to calculate the fair value of the Notes using a present value approach and the accretion of interest expense over the life of the Notes.

Upon adoption of ASC 470-20, the Company recorded the change in accounting principle as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007 totaling $69 million which represented imputed interest, net of taxes, for the period from issuance to January 1, 2007. The corresponding increase in additional paid-in capital as of January 1, 2007 was $95 million. Imputed interest, which is net of $66 million in taxes, recorded over the life of the Notes resulted in a reduction in retained earnings of $95 million and a corresponding increase in additional paid-in capital of $95 million as of the maturity date.

Imputed interest expense was immaterial for the three months ended September 30, 2008 and $9.3 million for the nine months ended September 30, 2008 and is included in other income, net on the condensed consolidated statements of income. There was no impact on basic net income per share for the three months and nine months ended September 30, 2008. See Note 2 — “Basic and Diluted Net Income per Share Attributable to Yahoo! Inc. Common Stockholders” for additional information.

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

1996 Employee Stock Purchase Plan. The Company’s Board of Directors previously approved an amended and restated version of the Company’s 1996 Employee Stock Purchase Plan (the “Restated Purchase Plan”), subject to approval of the amendments by the Company’s stockholders. At the Company’s annual meeting of stockholders held on June 25, 2009, the Company’s stockholders approved the Restated Purchase Plan. Among other things, the Restated Purchase Plan reflects amendments to (i) increase the number of shares authorized for issuance under the Restated Purchase Plan by 30,000,000 shares (so that the maximum aggregate number of shares that may be issued under the Restated Purchase Plan would increase to 75,000,000 shares); and (ii) extend the term of the Restated Purchase Plan so that no new offering period would commence after May 10, 2029. As of September 30, 2009, there was $34 million of unamortized stock-based compensation costs related to the Restated Purchase Plan which will be recognized over a weighted average period of 0.83 years.

Stock Options. The Company’s Restated 1995 Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans”. Stock option activity under the Company’s Plans for the nine months ended September 30, 2009 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	135,442	$30.10
Options granted	28,161	$12.69
Options exercised(*)	(3,503)	$7.77
Options expired	(20,806)	$36.12
Options cancelled/forfeited	(11,255)	$24.57

Outstanding at September 30, 2009	128,039	$26.39

(*)	The Company issued new shares to satisfy stock option exercises.

As of September 30, 2009, there was $245 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.2 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s Restated Purchase Plan, using a Black-Scholes model, unless the options are subject to market conditions, in which case the Company uses a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.1%	2.0%	2.9%	2.9%
Expected volatility	50.3%	41.8%	33.1%	58.9%
Expected life (in years)	4.00	4.00	0.48	0.83

	Stock Options		Purchase Plan
	Nine Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.8%	1.9%	2.9%	2.9%
Expected volatility	39.7%	49.1%	33.1%	61.1%
Expected life (in years)	3.96	4.00	0.48	1.17

Restricted stock awards and restricted stock units activity for the nine months ended September 30, 2009 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2008	31,133	$27.97
Granted(*)	16,497	$12.70
Vested	(9,186)	$24.83
Forfeited	(6,656)	$23.77

Unvested at September 30, 2009	31,788	$21.83

(*)	The Company has included the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock units awarded during the nine months ended September 30, 2009.

As of September 30, 2009, there was $269 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 1.9 years.

During the nine months ended September 30, 2009, 9.2 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 3.1 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $46 million for the nine months ended September 30, 2009 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 0.2 million shares were reacquired by the Company to satisfy the related tax withholding obligations and $3 million was recorded as treasury stock. Payments of $43 million related to the net share settlement of 2.9 million shares of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

During the nine months ended September 30, 2008, 7.3 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of approximately 2.4 million were based on the value of the restricted stock awards on their vesting date as determined by the Company’s closing stock price.

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

Stock Repurchases. During the three months ended September 30, 2009, the Company repurchased approximately 6 million shares of its common stock under the current stock repurchase program at an average price of $14.97 for a total of $91 million.

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating lease agreements with original lease periods of up to 23 years, expiring between 2009 and 2027.

A summary of gross and net lease commitments as of September 30, 2009 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Three months ending December 31, 2009	$44	$(1)	$43
Years ending December 31,
2010	154	(3)	151
2011	127	(4)	123
2012	104	(2)	102
2013	94	(1)	93
2014	86	(1)	85
Due after 5 years	232	(1)	231

Total gross and net lease commitments	$841	$(13)	$828

Capital Lease Commitment
Three months ending December 31, 2009	$2
Years ending December 31,
2010	7
2011	7
2012	7
2013	8
2014	8
Due after 5 years	39

Gross lease commitment	$78

Less: interest	(35)

Net lease commitment	$43

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of September 30, 2009, these commitments totaled $174 million, of which $33 million will be payable in the remainder of 2009, $121 million will be payable in 2010, and $20 million will be payable in 2011.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $45 million through 2023.

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

As of September 30, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

On July 29, 2009, Yahoo! entered into a binding letter agreement with Microsoft Corporation (“Microsoft”) under which Microsoft will be Yahoo!’s exclusive technology provider for algorithmic and paid search services and Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. During the 10-year term of the agreement, Yahoo! will be entitled to a revenue share based on the net revenues generated from Microsoft’s services on Yahoo! Properties and Affiliate sites. Microsoft will acquire an exclusive 10-year license to Yahoo!’s core search technology and will have the ability to integrate Yahoo! search technology into its existing Web search platforms. The agreement does not cover either company’s Web properties and products, email, instant messaging, display advertising, or any other aspect of the companies’ businesses, and the companies will continue to compete in those areas. The transaction is subject to regulatory review.

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label (“BMG”), Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the U.S. District Court for the Southern District of New York seeking declaratory and injunctive relief and damages. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. Yahoo! acquired LAUNCH in August 2001. This lawsuit was settled with all plaintiffs, other than BMG. On April 27, 2007, after a two week jury trial, the jury returned a unanimous verdict in favor of LAUNCH finding no liability. On August 21, 2009, the U.S. Court of Appeals for the Second Circuit affirmed the trial verdict and affirmed the lower court’s denial of attorneys’ fees.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 1, 2009, the parties filed a motion with the Court for preliminary approval of a stipulated global settlement. On October 5, 2009, the Court granted class certification and granted final approval of the settlement and plan of allocation. On October 23, 2009, three objectors filed a Permission to Appeal Class Certification Order with the U.S. Court of Appeals for the Second Circuit.

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in the former Brodsky/Hacker class action litigation relating to stock declines during the period April 2004 to July 2006, and violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had previously substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a shareholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment.

Plaintiff Congregation Beth Aaron voluntarily dismissed an action filed in Santa Clara County Superior Court and on December 3, 2008 re-filed in the U.S. District Court for the Northern District of California alleging claims for breach of fiduciary duty and corporate waste in connection with Yahoo!’s consideration of proposals by Microsoft Corporation to purchase all or a part of Yahoo! in 2008, adoption of severance plans, and the June 12, 2008 agreement between Google Inc. and Yahoo!. Plaintiff filed an amended complaint on February 20, 2009. The complaint also alleges claims under Section 14(a) of the Exchange Act for alleged false statements or omissions in Yahoo!’s June 9, 2008 proxy statement regarding the severance plans and for control person liability under Section 20(a) of the Exchange Act, and also alleges that the defendants’ decision to settle similar Microsoft-related Delaware lawsuits constituted an independent breach of fiduciary duty. The complaint seeks unspecified compensatory damages, injunctive relief, and an award of plaintiffs’ attorneys’ fees and costs. On June 15, 2009, the Court granted defendants’ motion to dismiss all of Congregation Beth Aaron’s claims without leave to amend, which the Congregation has since appealed to the U.S. Court of Appeals for the Ninth Circuit.

While the outcome of the unsettled matters is currently not determinable, the Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on its financial position, results of operations, or cash flows. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers, in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial expenses in defending against these claims.

Note 12 SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides revenue and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources.

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Revenues by segment:
United States	$1,276,766	$1,143,173	$3,844,297	$3,483,496
International	509,660	432,226	1,557,816	1,244,842

Total revenues	$1,786,426	$1,575,399	$5,402,113	$4,728,338

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$288,248	$259,029	$896,879	$819,966
International	122,130	125,439	373,678	358,924

Total segment operating income before depreciation, amortization, and stock-based compensation expense	410,378	384,468	1,270,557	1,178,890
Depreciation and amortization	(207,605)	(178,539)	(598,473)	(564,877)
Stock-based compensation expense	(132,599)	(114,430)	(380,772)	(346,076)

Income from operations	$70,174	$91,499	$291,312	$267,937

Capital expenditures, net:
United States	$145,066	$85,545	$421,265	$227,463
International	22,162	13,358	61,653	36,595

Total capital expenditures, net	$167,228	$98,903	$482,918	$264,058

			December 31, 2008	September 30, 2009
Property and equipment, net:
United States			$1,396,031	$1,274,364
International			140,150	120,194

Total property and equipment, net			$1,536,181	$1,394,558

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Marketing services:
Owned and Operated sites	$1,002,032	$851,382	$2,983,360	$2,581,445
Affiliate sites	560,690	525,966	1,738,762	1,556,934

Marketing services	1,562,722	1,377,348	4,722,122	4,138,379
Fees	223,704	198,051	679,991	589,959

Total revenues	$1,786,426	$1,575,399	$5,402,113	$4,728,338

Note 13 INCOME TAXES

The effective tax rates for the three and nine months ended September 30, 2009 were 39 percent and 41 percent, respectively, compared to 64 percent and 45 percent for the same periods in 2008. The effective tax rates for the three and nine months ended September 30, 2009 differ from the statutory federal income tax rate of 35 percent primarily due to state taxes, the effect of non-U.S. operations and non-deductible stock-based compensation expense.

The effective tax rate for the three months ended September 30, 2009 was lower than the rate for the same period in 2008 primarily due to the restoration of the federal research tax credit in 2009 and a change in the geographical allocation of profits, including profits earned from the sale of investments. The effective tax rate for the nine months ended September 30, 2009 further benefitted from a one-time tax benefit related to a California state tax law change that was enacted in the first quarter of 2009.

The Company’s total amount of unrecognized tax benefits as of September 30, 2009 is $836 million, of which $413 million is recorded as deferred and other long-term tax liabilities, net on the condensed consolidated balance sheet. The total unrecognized tax benefits as of September 30, 2009 increased by $38 million from the balance as of December 31, 2008.

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

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Employee severance pay and related costs	$—	$3,505	$29,169	$35,703
Non-cancelable lease, contract termination, and other charges	—	13,184	—	58,389

Sub-total before reversal of stock-based compensation expense	—	16,689	29,169	94,092
Reversal of stock-based compensation expense for forfeitures	—	—	(12,284)	(7,600)

Restructuring charges, net	$—	$16,689	$16,885	$86,492

Q108 Restructuring Plan. During the three months ended March 31, 2008, the Company implemented a strategic workforce realignment to more appropriately allocate resources to its key strategic initiatives. During the three months ended September 30, 2008, the Company incurred immaterial charges in connection with this workforce realignment. During the nine months ended September 30, 2008, the Company incurred total pre-tax charges of approximately $29 million in severance pay expenses and related cash expenses in connection with this workforce realignment. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. The strategic workforce realignment was completed during the fourth quarter of 2008. Of the $17 million restructuring charges, net recorded in the nine months ended September 30, 2008, $13 million was related to the U.S. segment and $4 million was related to the International segment.

Q408 Restructuring Plan. During the three months ended December 31, 2008, the Company implemented additional cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. The Company incurred charges for severance benefits provided and facilities vacated of $13 million and $60 million during the three and nine months ended September 30, 2009, respectively, in connection with the continued implementation of these initiatives. Net charges under the Q408 restructuring plan relating to the U.S. segment were $11 million and $57 million for the three and nine months ended September 30, 2009, respectively. Net charges under the Q408 restructuring plan relating to the International segment were $2 million and $3 million for the three and nine months ended September 30, 2009, respectively.

Q209 Restructuring Plan. During the three months ended June 30, 2009, the Company implemented new cost reduction initiatives to further reduce the Company’s worldwide workforce by approximately 5 percent. The Company incurred total pre-tax cash charges of approximately $4 million and $35 million in severance and other related costs during the three and nine months ended September 30, 2009, respectively. For the three months ended September 30, 2009, $3 million related to the U.S. segment and $1 million related to the International segment. For the nine months ended September 30, 2009, the pre-tax charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $27 million restructuring charges, net recorded in the nine months ended September 30, 2009, $18 million related to the U.S. segment and $9 million related to the International segment.

Restructuring Accruals. As of September 30, 2009, the aggregate outstanding restructuring liability with respect to the cost reduction initiatives was $71 million, of which $12 million relates to employee severance pay expenses which the Company expects to substantially pay out by the end of the first quarter of 2010, and $59 million relates to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations which extend to the end of fiscal year 2017.

The activity in the Company’s restructuring accruals as of September 30, 2009 is summarized as follows (in thousands):

	Q408 Restructuring Plan	Q209 Restructuring Plan	Total
Balance as of January 1, 2009	$89,887	$—	$89,887

Employee severance pay and related costs	6,012	34,525	40,537
Reversal of stock-based compensation expense	—	(7,600)	(7,600)
Non-cancelable lease, contract termination, and other charges	51,645	—	51,645
Write-off of leasehold improvements, furniture, and fixed assets	7,814	—	7,814
Reversal of previous charges	(5,681)	(223)	(5,904)

Restructuring charges, net for the nine months ended September 30, 2009	$59,790	$26,702	$86,492
Cash paid	(83,881)	(28,465)	(112,346)
Non-cash reversal of stock-based compensation expense	—	7,600	7,600
Non-cash adjustments	(825)	558	(267)

Balance as of September 30, 2009	$64,971	$6,395	$71,366

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2008	September 30, 2009
United States	$68,410	$56,004
International	21,477	15,362

Total restructuring accruals	$89,887	$71,366

Note 15 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 6, 2009, the date that these financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“our,” “we,” or “us”), attracts hundreds of millions of users every month through our innovative technology and engaging content and services, making us one of the most trafficked Internet destinations and a world class online media company. Our vision is to be the center of people’s online lives by delivering personally relevant, meaningful Internet experiences. Together with our owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), we provide our advertising offerings and access to Internet users beyond Yahoo! through our distribution network of third-party entities (“Affiliates”), who have integrated our advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services we provide to our users are free, we do charge fees for a range of premium services.

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

As used below, “Page Views” is defined as our internal estimate of the total number of Web pages viewed by users on Owned and Operated sites. “Search” is defined as an online search query that may yield Internet search results ranked and sorted based on relevance to the user’s search query. “Sponsored search results” are a subset of the overall search results and provide links to paying advertisers’ Web pages. A “click-through” occurs when a user clicks on an advertiser’s link.

Third Quarter Results

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
Operating Results	2008	2009		2008	2009
	(In thousands)
Revenues	$1,786,426	$1,575,399	$(211,027)	$5,402,113	$4,728,338	$(673,775)
Income from operations	$70,174	$91,499	$21,325	$291,312	$267,937	$(23,375)

	Nine Months Ended September 30,		Dollar Change
Cash Flow Results	2008	2009
	(In thousands)
Net cash provided by operating activities	$1,559,234	$959,283	$(599,951)
Net cash used in investing activities	$(1,072,542)	$(1,383,381)	$(310,839)
Net cash provided by financing activities	$222,506	$7,846	$(214,660)

Our revenue decline of 12 percent for both the three and nine months ended September 30, 2009, compared to the same periods in 2008, can be attributed to a reduction in our marketing services revenues primarily due to the economic environment and the impact of foreign currency rate fluctuations. Marketing services experienced 12 percent year over year declines for both periods. The declines in income from operations for the nine months ended September 30, 2009 reflect decreases in revenues partially offset by decreases in operating expenses of $479 million compared to the same periods in 2008. The decreases in operating expenses are primarily due to our cost reduction initiatives.

During the three months ended June 30, 2009, we implemented a new cost initiative to further reduce our worldwide workforce. For the three months ended September 30, 2009, we incurred a net pre-tax expense of $4 million related to this initiative and a net pre-tax expense of $13 million related to the Q408 restructuring plan.

Cash generated from our operations is a measure of the cash productivity of our business model. Our operating activities in the nine months ended September 30, 2009 generated adequate cash to meet our operating needs. Cash used in investing activities in the nine months ended September 30, 2009 included capital expenditures of $264 million and net purchases of marketable debt securities of $1.3 billion, offset by $265 million of proceeds received from the sales of marketable equity securities. Cash provided by financing activities included $74 million in proceeds from employee option exercises and employee stock purchases, offset by $91 million used in the direct repurchase of common stock and $46 million used for tax withholding payments related to the net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock. Net cash provided by operating activities during the nine months ended September 30, 2008 included a $350 million one-time payment related to a commercial arrangement entered into with AT&T Inc. No similar payments were received during the nine months ended September 30, 2009.

On July 29, 2009, Yahoo! entered into a binding letter agreement with Microsoft Corporation (“Microsoft”) under which Microsoft will be Yahoo!’s exclusive technology provider for algorithmic and paid search services and Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. During the 10-year term of the agreement, Yahoo! will be entitled to a revenue share based on the net revenues generated from Microsoft’s services on Yahoo! Properties and Affiliate sites. Microsoft will acquire an exclusive 10-year license to Yahoo!’s core search technology and will have the ability to integrate Yahoo! search technology into its existing Web search platforms. The agreement does not cover either company’s Web properties and products, email, instant messaging, display advertising, or any other aspect of the companies’ businesses, and the companies will continue to compete in those areas. The transaction is subject to regulatory review.

Results of Operations

Revenues. Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended September 30,				Percent Change	Nine Months Ended September 30,				Percent Change
	2008	(*)	2009	(*)		2008	(*)	2009	(*)
Marketing services:
Owned and Operated sites	$1,002,032	56%	$851,382	54%	(15%)	$2,983,360	55%	$2,581,445	55%	(13%)
Affiliate sites	560,690	31%	525,966	33%	(6%)	1,738,762	32%	1,556,934	33%	(10%)

Marketing services	1,562,722	87%	1,377,348	87%	(12%)	4,722,122	87%	4,138,379	88%	(12%)
Fees	223,704	13%	198,051	13%	(11%)	679,991	13%	589,959	12%	(13%)

Total revenues	$1,786,426	100%	$1,575,399	100%	(12%)	$5,402,113	100%	$4,728,338	100%	(12%)

(*)	Percent of total revenues.

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

We currently expect revenues to decrease for the three months ending December 31, 2009 compared to the three months ended December 31, 2008 due primarily to the economic environment as well as our ongoing advertiser quality initiatives. Adverse economic conditions have caused some advertisers to spend less on online advertising which could negatively affect the growth rate of our revenues. In addition, fluctuation of the U.S. dollar against other currencies could have a negative impact on our international revenues.

Marketing Services Revenues from Owned and Operated Sites. Marketing services revenues from Owned and Operated sites for the three and nine months ended September 30, 2009 decreased by 15 percent and 13 percent, respectively, as compared to the same periods in 2008. The primary components of our marketing services revenues from Owned and Operated sites are search and display advertising. For the three months ended September 30, 2009, revenues from search advertising and display advertising on Owned and Operated sites declined 19 percent and 8 percent, respectively, compared to the same period in 2008. For the nine months ended September 30, 2009, revenues from search and display advertising on Owned and Operated sites declined 13 percent and 12 percent, respectively, compared to the same period in 2008. We believe the decline in overall marketing services revenues was mainly due to the economic environment and the effects of foreign currency exchange rate fluctuations.

Although increased user activity levels on Yahoo! Properties has contributed to a higher volume of search queries, Page Views, and advertising impression displays, lower advertising spending in both search and display advertising and a shift towards non-commercial search terms have resulted in decreased revenues.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. For the three and nine months ended September 30, 2009, Page Views increased 5 percent and 7 percent, respectively, compared to the same periods in 2008. Revenue per Page View decreased 19 percent for both the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decline in revenue per Page View was due to the decline in revenues from the factors discussed above.

Marketing Services Revenues from Affiliate sites. Marketing services revenues from Affiliate sites for the three and nine months ended September 30, 2009 decreased 6 percent and 10 percent, respectively, as compared to the same periods in 2008. The number of searches on Affiliate sites increased by approximately 23 percent and 28 percent, respectively, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Although increased traffic has contributed to a higher volume of search queries on our Affiliate network, lower advertising spending and a shift towards non-commercial search terms have resulted in decreased revenues. The average revenue per search on our Affiliate sites decreased by 23 percent and 30 percent, respectively, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008.

Fees Revenues. Our fees revenues include premium fee-based services such as Internet broadband services, sports, music, photos, games, personals, premium e-mail offerings, and services for small businesses. Other fee-based revenues include royalties, licenses, and mobile services.

Fees revenues for the three and nine months ended September 30, 2009 decreased 11 percent and 13 percent, respectively, as compared to the same periods in 2008. The decrease in fees revenues for the three and nine months ended September 30, 2009 can be primarily attributed to changes in certain of our broadband access partnerships, from being fee-paying user based to an advertising revenue sharing model and from outsourced business lines.

As used in this discussion, “fee-paying users” is based on the total number of fee-based subscriptions aggregated from each Yahoo! Property. To calculate the average revenue per fee-paying user, we divide the revenue generated from the subscriptions by the average fee-paying users during the quarter.

The number of fee-paying users for our fee-based services decreased to 8.7 million as of September 30, 2009 compared to 10.8 million as of September 30, 2008, a decrease of 19 percent as a result of the business model changes described above. Average monthly revenues per fee-paying user was approximately $3.50 for both the three and nine months ended September 30, 2009, compared to approximately $4.00 for the same periods in 2008. Average monthly revenues per fee-paying user decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to the change in the mix of fee-based subscribers, primarily due to the outsourced business lines.

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

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2008	(*)	2009	(*)
Cost of revenues	$772,277	43%	$708,898	45%	$(63,379)	(8)%
Sales and marketing	$396,982	22%	$286,382	18%	$(110,600)	(28)%
Product development	$323,172	18%	$306,696	19%	$(16,476)	(5)%
General and administrative	$199,593	11%	$155,421	10%	$(44,172)	(22)%
Amortization of intangibles	$24,228	1%	$9,814	1%	$(14,414)	(59)%
Restructuring charges, net	$—	—	$16,689	1%	$16,689	100%

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2008	(*)	2009	(*)
Cost of revenues	$2,293,271	42%	$2,122,088	45%	$(171,183)	(7)%
Sales and marketing	$1,226,472	23%	$887,880	19%	$(338,592)	(28)%
Product development	$943,497	17%	$904,137	19%	$(39,360)	(4)%
General and administrative	$559,484	10%	$431,070	9%	$(128,414)	(23)%
Amortization of intangibles	$71,192	1%	$28,734	1%	$(42,458)	(60)%
Restructuring charges, net	$16,885	0%	$86,492	2%	$69,607	412%

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Cost of revenues	$4,283	$2,688	$11,112	$8,930
Sales and marketing	51,060	30,150	172,904	115,698
Product development	55,372	57,964	149,896	163,889
General and administrative	21,884	23,628	59,144	65,159
Restructuring expense reversals	—	—	(12,284)	(7,600)

Total stock-based compensation expense	$132,599	$114,430	$380,772	$346,076

For additional information about stock-based compensation, see Note 10 — “Stock-Based Compensation” in the Notes to the condensed consolidated financial statements elsewhere in this Report as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The changes in operating costs and expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$(5,696)	$(6,931)	$(26,598)	$65	$(17,143)	$(7,076)	$(63,379)
Sales and marketing	(68,195)	(1,008)	(184)	(6,072)	—	(35,141)	(110,600)
Product development	(19,433)	1,263	12,491	(3,329)	—	(7,468)	(16,476)
General and administrative	(13,094)	(328)	(1,150)	645	—	(30,245)	(44,172)
Amortization of intangibles	—	—	(14,414)	—	—	—	(14,414)
Restructuring charges, net	—	—	—	—	—	16,689	16,689

Total	$(106,418)	$(7,004)	$(29,855)	$(8,691)	$(17,143)	$(63,241)	$(232,352)

The changes in operating costs and expenses for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$(10,966)	$(19,328)	$(25,776)	$(1,981)	$(74,457)	$(38,675)	$(171,183)
Sales and marketing	(198,050)	(387)	590	(14,350)	—	(126,395)	(338,592)
Product development	(42,487)	(5,094)	29,403	(4,504)	—	(16,678)	(39,360)
General and administrative	(46,256)	(594)	(3,172)	2,223	—	(80,615)	(128,414)
Amortization of intangibles	—	—	(42,458)	—	—	—	(42,458)
Restructuring charges, net	—	—	—	—	—	69,607	69,607

Total	$(297,759)	$(25,403)	$(41,413)	$(18,612)	$(74,457)	$(192,756)	$(650,400)

Compensation Expense. Total compensation expense decreased $106 million and $298 million, respectively, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decreases were primarily due to decreases in our total headcount across all functions, primarily the sales and marketing function, as a result of our cost initiatives.

Information Technology. Information technology expense decreased $7 million and $25 million, respectively, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decreases were due to decreased telecom usage as well as decreased equipment spending.

Depreciation and Amortization. Depreciation and amortization expense decreased $30 million and $41 million, respectively, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decreases were due to decreased amortization expense for fully amortized intangible assets acquired in prior years slightly offset by increased investments in information technology equipment and server equipment.

Facilities. Facilities expense decreased $9 million and $19 million, respectively, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decrease was primarily due to the consolidation of our real estate facilities as part of our cost initiatives.

TAC. TAC decreased $17 million and $74 million, respectively, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decrease was primarily driven by the impact of foreign currency rate fluctuations, offset by changes in Affiliate mix and a small increase in average TAC rates.

Other Expenses. Other expenses decreased $63 million and $193 million, respectively, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decrease for the three months ended September 30, 2009 from the same period in 2008 was mainly due to decreases in third-party service provider expenses of $47 million, decreases in marketing-related expenses of $9 million, and decreases in employee travel and entertainment expenses of $9 million, offset by increases in restructuring charges, net of $17 million. The decrease for the nine months ended September 30, 2009 from the same period in 2008 was mainly due to decreases in third-party service provider expenses of $104 million, decreases in marketing-related expenses of $69 million, decreases in employee travel and entertainment expenses of $42 million, and decreases in content costs of $43 million, offset by increases in restructuring charges, net of $70 million. The decreases in marketing-related expenses were due to fewer total marketing ad campaigns and advertising expenses during the three and nine months ended September 30, 2009 as compared to the same periods in 2008. At the end of the three months ended September 30, 2009, we launched a new branding campaign and currently expect marketing costs to increase. Content costs, included in costs of revenues and driven by our rich media offerings, decreased due to lower content costs for various properties as we transition out of and/or outsource certain offerings. The decreases in third-party service provider expenses were primarily due to lower costs for advisors related to Microsoft’s proposal to acquire all or part of the Company, other strategic alternatives contemplated in 2008, including the Google agreement, the proxy contest, and related litigation defense during the three and nine months ended September 30, 2009 as compared to the same periods in 2008.

Excluding the goodwill impairment charge recorded in the three months ending December 31, 2008 and any restructuring charges arising from ongoing cost initiatives, we currently expect our operating costs to increase for the three months ending December 31, 2009 compared to the three months ended December 31, 2008 due to headcount growth in strategic areas of the business and the recent launch of our global brand campaign.

Restructuring Charges, Net. We have completed the Q108 restructuring plan, which was implemented during the three months ended March 31, 2008 to more appropriately allocate resources to our key strategic initiatives. In connection with this plan, we incurred $17 million, net in employee severance pay and related costs during the nine months ended September 30, 2008. We did not incur any costs in connection with this plan in 2009. Of the $17 million of restructuring charges, net recorded in the nine months ended September 30, 2008, $13 million was related to the U.S. segment and $4 million was related to the International segment.

The Q408 restructuring plan included a workforce reduction and the consolidation of certain real estate facilities. We incurred charges for severance benefits provided and facilities vacated of $13 million and $60 million during the three and nine months ended September 30, 2009, respectively, in connection with the continued implementation of these initiatives. Net charges under the Q408 restructuring plan relating to the U.S. segment were $11 million and $57 million for the three and nine months ended September 30, 2009, respectively. Net charges under the Q408 restructuring plan relating to the International segment were $2 million and $3 million for the three and nine months ended September 30, 2009, respectively.

The Q209 restructuring plan includes additional cost reduction initiatives to further reduce our worldwide workforce by approximately 5 percent. We incurred total pre-tax cash charges of approximately $4 million and $35 million in severance and other related costs during the three and nine months ended September 30, 2009, respectively. For the three months ended September 30, 2009, $3 million related to the U.S. segment and $1 million related to the International segment. For the nine months ended September 30, 2009, the pre-tax cash charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $27 million restructuring charges, net recorded in the nine months ended September 30, 2009, $18 million related to the U.S. segment and $9 million related to the International segment. The restructuring plan involves reallocating resources to align with our strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities.

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2009	September 30, 2008	September 30, 2009
Employee severance pay and related costs	$—	$3,505	$29,169	$35,703
Non-cancelable lease, contract termination, and other charges	—	13,184	—	58,389

Sub-total before reversal of stock-based compensation expense	—	16,689	29,169	94,092
Reversal of stock-based compensation expense for forfeitures	—	—	(12,284)	(7,600)

Restructuring charges, net	$—	$16,689	$16,885	$86,492

In addition to the charges described above, we currently expect to incur future charges of approximately $28 million to $43 million for non-cancelable lease costs and relocation costs as we continue to exit facilities identified as part of the Q408 restructuring plan. Of the expected future charges, between $3 million and $8 million is expected to be incurred in the remainder of 2009 and between $25 million and $35 million is expected to be recorded primarily in 2010 and 2011.

Our restructuring charges for excess lease facilities is highly dependent upon estimated amounts of sublease income. Time required to market and obtain a subtenant or to terminate lease obligations varies considerably with commercial real estate market conditions in certain geographies. Our restructuring charges represent the best estimate of the fair value of the obligations we expect to incur and could be subject to adjustment as market conditions change and sublease agreements are signed through fiscal 2017. Refer to Note 14 — “Restructuring charges, net” in the Notes to the condensed consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (in thousands):

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2008	2009		2008	2009
Interest and investment income	$23,249	$4,822	$(18,427)	$68,157	$16,310	$(51,847)
Investment (losses) gains, net	(123)	3,502	3,625	(353)	3,598	3,951
Gains on sales of marketable equity securities	—	98,167	98,167	—	164,851	164,851
Other	(14,245)	(1,101)	13,144	(19,675)	(2,399)	17,276

Total other income, net	$8,881	$105,390	$96,509	$48,129	$182,360	$134,231

Interest and investment income for the three and nine months ended September 30, 2009 decreased due to lower average interest rates compared to the same periods in 2008. Average interest rates were less than 1 percent in both the three and nine months ended September 30, 2009, respectively, compared to 2.9 percent and 3.1 percent, respectively, in the same periods in 2008.

Gains on sales of marketable equity securities include gains from sales of publicly traded companies. In May 2009, we tendered all of our Gmarket shares for net proceeds of $120 million. We recorded a pre-tax gain of $67 million ($40 million after tax) in connection with the sale of our Gmarket shares. In September 2009, we sold our direct investment in Alibaba.com for net proceeds of $145 million. We recorded a pre-tax gain of $98 million ($60 million after tax) in connection with the sale of our Alibaba.com shares.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, other than temporary impairments of investments, changes in our average investment balances, and changes in interest and foreign currency exchange rates.

Income Taxes. The effective tax rates for the three and nine months ended September 30, 2009 were 39 percent and 41 percent, respectively, compared to 64 percent and 45 percent for the same periods in 2008. These effective tax rates differ from the amounts computed by applying the federal statutory income tax rate primarily due to states taxes, the effect of non-U.S. operations and non-deductible stock-based compensation expense. We currently expect the effective tax rate for fiscal year 2009 to be in the range of 41 percent to 44 percent, excluding any other discrete items that may occur during the remainder of the year.

The effective tax rate for the three months ended September 30, 2009 was lower than the rate for the same period in 2008 primarily due to the restoration of the federal research tax credit in 2009 and a change in the geographical allocation of profits, including profits earned from the sale of investments. The effective tax rate for the nine months ended September 30, 2009 further benefitted from a one-time tax benefit related to a California state tax law change that was enacted in the first quarter of 2009.

During the nine months ended September 30, 2009, we recorded an increase in our total unrecognized tax benefits of approximately $38 million bringing the amount to $836 million. Over the next twelve months, our existing tax positions are expected to generate an increase in total unrecognized tax benefits.

Earnings in Equity Interests. Earnings in equity interests for the three and nine months ended September 30, 2009 was $69 million and $182 million, respectively, as compared to $28 million and $537 million for the same periods in 2008. Earnings in equity interests for the nine months ended September 30, 2008 included a $401 million net non-cash gain related to Alibaba Group Holding Limited’s (“Alibaba Group”) initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), net of tax. In connection with the IPO, we made a direct investment of 1 percent in Alibaba.com, which we sold during the three months ended September 30, 2009 for net proceeds of $145 million. See Note 3 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represents the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

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

	Three Months Ended September 30,				Percent Change	Nine Months Ended September 30,				Percent Change
	2008	(*)	2009	(*)		2008	(*)	2009	(*)
Revenues by segment:
United States	$1,276,766	71%	$1,143,173	73%	(10)%	$3,844,297	71%	$3,483,496	74%	(9)%
International	509,660	29%	432,226	27%	(15)%	1,557,816	29%	1,244,842	26%	(20)%

Total revenues	$1,786,426	100%	$1,575,399	100%	(12)%	$5,402,113	100%	$4,728,338	100%	(12)%

(*)	Percent of total revenues.

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
	2008	2009		2008	2009
Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$288,248	$259,029	(10)%	$896,879	$819,966	(9)%
International	122,130	125,439	3%	373,678	358,924	(4)%

Total segment operating income before depreciation, amortization, and stock-based compensation expense	410,378	384,468	(6)%	1,270,557	1,178,890	(7)%
Depreciation and amortization	(207,605)	(178,539)	(14)%	(598,473)	(564,877)	(6)%
Stock-based compensation expense	(132,599)	(114,430)	(14)%	(380,772)	(346,076)	(9)%

Income from operations	$70,174	$91,499	30%	$291,312	$267,937	(8)%

Revenue is generally attributed to individual countries according to the sales force that generated the revenue. No single foreign country accounted for more than 10 percent of revenues for the three and nine months ended September 30, 2009 or 2008, respectively.

United States. United States revenues for the three and nine months ended September 30, 2009 decreased $134 million, or 10 percent, and $361 million, or 9 percent, respectively, as compared to the same periods in 2008. Our year over year decreases in revenues were a result of a decline in advertising across the majority of Yahoo! Properties, particularly search advertising, and in our fee-based services. The decline in revenues was offset by declines in operating expenses of $98 million and $271 million, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. United States operating income before depreciation, amortization, and stock-based compensation expense for the three and nine months ended September 30, 2009 decreased $29 million, or 10 percent, and $77 million, or 9 percent, respectively, as compared to the same periods in 2008.

International. International revenues for the three and nine months ended September 30, 2009 decreased $77 million, or 15 percent, and $313 million, or 20 percent, respectively, as compared to the same periods in 2008. The decline in international revenues was mainly due to a decline in advertising across the majority of Yahoo! Properties, the sale of Kelkoo SAS during the three months ended December 31, 2008, and the effects of foreign currency exchange rate fluctuations. The decline in revenues was offset by declines in operating expenses of $71 million and $208 million, respectively, for the three and nine months ended September 30, 2009 as compared to the same periods in 2008. International operating income before depreciation, amortization, and stock-based compensation expense for the three and nine months ended September 30, 2009 increased $3 million, or 3 percent, and decreased $15 million, or 4 percent, respectively, as compared to the same periods in 2008.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2008, our international revenues for the three and nine months ended

September 30, 2009 would have been higher than we reported by approximately $44 million and $214 million, respectively, and our International segment operating income before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $4 million and $26 million, respectively.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2008.

Recent Accounting Pronouncements

See Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements.

Liquidity and Capital Resources

	As of December 31, 2008	As of September 30, 2009
	(In thousands)
Cash and cash equivalents	$2,292,296	$1,934,090
Short-term marketable debt securities	1,159,691	1,967,508
Long-term marketable debt securities	69,986	601,469

Total cash, cash equivalents, and marketable debt securities	$3,521,973	$4,503,067

Percentage of total assets	26%	31%

	Nine Months Ended September 30,
Cash Flow Results	2008	2009
	(In thousands)
Net cash provided by operating activities	$1,559,234	$959,283
Net cash used in investing activities	$(1,072,542)	$(1,383,381)
Net cash provided by financing activities	$222,506	$7,846

Our operating activities for the nine months ended September 30, 2009 and 2008 generated adequate cash to meet our operating needs. As of September 30, 2009, we had cash, cash equivalents, and marketable debt securities totaling $4.5 billion, compared to $3.5 billion at December 31, 2008.

Net cash provided by operating activities during the nine months ended September 30, 2008 includes a $350 million one-time payment related to a commercial arrangement entered into with AT&T Inc. No similar payments were received during the nine months ended September 30, 2009.

During the nine months ended September 30, 2009, we generated $959 million of cash from operating activities, $265 million from proceeds from the sales of marketable equity securities, and $74 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $264 million in capital expenditures, $46 million in tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock, and $91 million used in the direct repurchase of common stock. During the nine months ended September 30, 2008, we invested $79 million in direct stock repurchases and used $65 million for tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock. Additionally, we invested $483 million in net capital expenditures and $209 million in net acquisitions. The cash used for these investments was offset by $1.6 billion of cash generated from operating activities and $331 million from the issuance of common stock as a result of the exercise of stock options and employee stock purchases.

We expect to continue to generate positive cash flows from operations for the three months ending December 31, 2009. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity or debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 8 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense net of stock-based restructuring expense reversals, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was greater than net income in the nine months ended September 30, 2009 mainly due to the net impact of non-cash adjustments to income.

Cash used in investing activities was primarily attributable to capital expenditures and purchases of intangible assets. In the nine months ended September 30, 2009, we invested $264 million in net capital expenditures, $18 million for net acquisitions, and $29 million to purchase intangible assets, which was offset by proceeds from the sales of marketable equity securities of $265 million. In the nine months ended September 30, 2008, we invested $483 million in net capital expenditures, $67 million to purchase intangible assets, a net $209 million in acquisitions, and a net $8 million in other investing activities.

Cash used in financing activities is driven by employee stock option exercises and employee stock purchases offset by our stock repurchases. Our cash proceeds from employee stock option exercises and employee stock purchases were $74 million for the nine months ended September 30, 2009, compared to $331 million for the same period of 2008. During the nine months ended September 30, 2009, we used $91 million in the direct repurchase of 6.1 million shares of common stock at an average price of $14.97 per share. We used $46 million for tax withholding payments related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock ($3 million of which relates to reacquired shares in treasury stock related to restricted stock awards). During the nine months ended September 30, 2008, we used $79 million in the direct repurchase of 3.4 million shares of our common stock at an average price of $23.39 per share. In addition, $65 million was used for tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock ($27 million of which relates to reacquired shares in treasury stock related to restricted stock awards).

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

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $264 million for the nine months ended September 30, 2009, compared to $483 million in the same period in 2008. Our capital expenditures for the year ended December 31, 2009 are expected to be lower as compared to the same period in 2008.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 23 years, expiring between 2009 and 2027.

A summary of lease commitments as of September 30, 2009 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Three months ending December 31, 2009	$44	$2
Years ending December 31,
2010	154	7
2011	127	7
2012	104	7
2013	94	8
2014	86	8
Due after 5 years	232	39

Total gross lease commitments	$841	$78

Less: interest	—	(35)

Net lease commitments	$841	$43

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our Affiliates. As of September 30, 2009, these commitments totaled $174 million, of which $33 million will be payable in the remainder of 2009, $121 million will be payable in 2010, and $20 million will be payable in 2011.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $45 million through 2023.

Income Taxes. As of September 30, 2009, the unrecognized tax benefits that resulted in an accrued liability amounted to $413 million and are classified as deferred and other long-term tax liabilities, net on our condensed consolidated balance sheets. As of September 30, 2009, the settlement period for our income tax liabilities cannot be determined. However, no significant liabilities are expected to become due within the next twelve months.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $15 million and $2 million decrease, respectively, in the fair value of our available-for-sale debt securities as of September 30, 2009 and December 31, 2008.

Foreign Currency Risk. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2008, our international revenues for the three and nine months ended September 30, 2009 would have been higher than we reported by approximately $44 million and $214 million, respectively, and our International segment operating income before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $4 million and $26 million, respectively.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the three and nine months ended September 30, 2009, our net realized and unrealized foreign currency transaction losses were not material. During the three and nine months ended September 30, 2008, our net realized and unrealized foreign currency transaction losses were $14 million and $12 million, respectively.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and debt investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of September 30, 2009 and 2008, net unrealized gains and losses on these investments were not material.

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

We face significant competition from Google, Microsoft, and AOL, which each offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. Among other areas, we compete against these companies:

•	to attract and retain users;

•	to attract and retain advertisers;

•	to attract third-party Website publishers to participate in our Affiliate network; and

•	to obtain agreements with software publishers, internet access providers, mobile carriers, device manufacturers and others to promote or distribute our services.

Google, Microsoft and others offer products and services that directly compete for users with our offerings, including consumer e-mail, desktop search, local search, instant messaging, photos, maps, video sharing, content channels, mobile applications, and shopping. Google and Microsoft also offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad serving technologies and sponsored search offerings.

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

If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenues and growth rates could decline. In addition, competitors may consolidate with each other or collaborate and new competitors may enter the market.

The majority of our revenues are derived from marketing services, and the reduction in spending by or loss of current or potential advertisers would cause our revenues and operating results to decline.

For the three months ended September 30, 2009, 87 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenues depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	attracting more advertisers to our user base;

•	broadening our relationships with advertisers to small-and medium-sized businesses;

•	the successful implementation and acceptance of our advertising platforms by advertisers, Website publishers, and online advertising networks;

•	the successful ongoing implementation, acceptance and improvement of our new advertising management platform, APT from Yahoo!;

•	the successful implementation, acceptance and improvement of search technologies;

•	maintaining and expanding our Affiliate program for search and display marketing services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

In many cases, our agreements with advertisers have terms of one year or less, or, in the case of search marketing agreements, may be terminated at any time by the advertiser or by Yahoo!. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. In addition, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term in some categories. The state of the global economy and availability of capital has and could further impact the advertising spending patterns of existing and potential future advertisers. Any reduction in spending by, or loss of, existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

Deterioration in general economic conditions has caused and could cause additional decreases or delays in marketing services spending by our advertisers and could harm our ability to generate marketing services revenues and our results of operations.

Marketing services expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from marketing services, the recent deterioration in economic conditions has caused, and a continuation of adverse economic conditions could cause, additional decreases in or delays in advertising spending, a reduction in our marketing services revenues and a negative impact on our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements, whether resulting from customer bankruptcies or otherwise due to the current deterioration in economic conditions, could negatively impact our results of operations.

If our cost reduction initiatives do not yield anticipated benefits or if we do not manage our operating expenses effectively, our profitability might decline.

We have implemented cost reduction initiatives to better align our operating expenses with our revenues, including reducing our headcount, outsourcing some administrative functions, consolidating space and terminating leases or entering into subleases. We plan to continue to implement these initiatives and to manage costs to better and more efficiently manage our business. Our cost reduction initiatives, however, might not yield the anticipated benefits. Our operating expenses might also increase, from their reduced levels, as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo! brand, fund product development, and acquire and integrate complementary businesses and technologies. In addition, deteriorating economic conditions or other factors could cause our business to contract requiring us to implement additional cost cutting measures. If we do not achieve the anticipated benefits of our cost reduction initiatives, if our expenses increase at a greater pace than our revenues, or if we fail to implement additional cost cutting if required in a timely manner, our profitability will decline.

If we are unable to provide innovative search technologies and other services that generate significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

We currently deploy our own Internet search technology to provide search results on our network. Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We must continually invest in improving our users’ experience, including search relevance, speed, and services responsive to users’ needs and preferences, to continue to attract, retain, and expand our user base and paid search advertiser base. If we are unable to provide innovative search technologies and other services which generate significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

We rely on the value of our brands, and a failure to maintain or enhance the Yahoo! brands in a cost-effective manner could harm our operating results.

We believe that maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we anticipate spending increasing amounts of money on, and devoting greater resources to, advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brands. Our brands may be negatively impacted by a number of factors, including among other issues: service outages; product malfunctions; data privacy and security issues; exploitation of our trademarks by others without permission; and poor presentation or integration of our search marketing listings by Affiliates on their sites or in their software and services.

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

We create, own, and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of Yahoo! might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. Further, given the costs of obtaining patent protection, we might choose not to protect (or not to protect in some jurisdictions) certain innovations that later turn out to be important. There is also a risk that the scope of protection under our patents may not be sufficient in some cases or that existing patents may be deemed invalid or unenforceable. With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets.

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

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal and state laws and legislative efforts designed to protect children on the Internet may impose additional requirements on the Company. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business. The costs of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failure on our part to comply with these regulations may subject us to significant liabilities.

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

As some of the most visited sites on the Internet, Yahoo! Properties deliver a significant number of products, services, Page Views and advertising impressions to users around the world. The products and services offered by Yahoo! have expanded and changed significantly over time and are expected to continue to expand and change rapidly in the future to accommodate new technologies and Internet advertising solutions and new means of content delivery.

In addition, the Internet and online services industry is characterized by rapid technological change. Widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures and platforms utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change and become more complex. In the future, we may make additional changes to our architectures, platforms and systems, including moving to completely new architectures, platforms and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising platform participants to become dissatisfied with our service and move to competing providers or seek remedial actions or compensation.

Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store, and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures, platforms and infrastructure to accommodate increased traffic, to store user data, and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations, and financial condition.

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

Our business is dependent on our ability to recruit, hire, motivate and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices and the offices of several of our vertical and horizontal competitors are located, as well as fluctuations in global economic and industry conditions, changes in Yahoo!’s management or leadership, competitors’ hiring practices, and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our stock price may decline.

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

We enter into distribution arrangements with third parties such as operators of third-party Websites, online networks, software companies, electronics companies, computer manufacturers and others to promote or supply our services to their users. For example:

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

•

We rely on third-party providers for our principal Internet connections and co-location of a significant portion of our data servers, as well as for our payment processing capabilities and key components or features of our e-mail and VOIP services, news and stock quote delivery, chat services, mapping, streaming, geo-targeting, music, games, and other services. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenues. In addition, if our agreements with these third-party providers are terminated due to failure to reach agreement on terms or otherwise, we might not have a readily available alternative.

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

A portion of our marketing services revenues arises from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds or withdraw future business. This could damage our brand and lead to a loss of advertisers and revenues. Advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. We may also issue refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, refunds or credits could negatively impact our profitability.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three months ended September 30, 2009, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $14.18 to $17.81 per share and the closing sale price on October 30, 2009 was $15.90 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements and implementations of technological innovations or new services, upgrades and media properties by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo Japan and Alibaba Group Holding Limited; and news reports relating to us, trends in our markets, or general economic conditions.

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

On July 29, 2009, Yahoo! entered into a binding letter agreement with Microsoft Corporation under which Microsoft will be Yahoo!’s exclusive technology provider for algorithmic and paid search services and Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. Pursuant to the agreement, the parties will negotiate and execute a definitive search and advertising services and sales agreement and a definitive license agreement. The agreement is subject to regulatory review, which will take a number of months. The agreement also provides for a transition period of up to 24 months following the commencement of the implementation of the agreement. The regulatory review process, negotiation of definitive agreements, and implementation and transition planning processes are likely to require the expenditure of significant time and resources by us. There can be no assurance that regulatory clearance will be obtained. The uncertainty created by the pendency of this transaction could lead to a loss of employees, publishers, advertisers and other business partners, which could negatively impact our business and operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchase activity during the three months ended September 30, 2009 was as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (1) (2)
July 1 — July 31, 2009	—	—	—	$1,086,843
August 1 — August 31, 2009	—	—	—	$1,086,843
September 1 — September 30, 2009	6,064,855	$14.97	6,064,855	$996,065

Total	6,064,855	$14.97	6,064,855

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: November 6, 2009	By:	/s/ Carol Bartz
Carol Bartz Chief Executive Officer

Dated: November 6, 2009	By:	/s/ Timothy R. Morse
Timothy R. Morse Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (filed July 28, 2000) and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, filed as Exhibit 4.1 below, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2009 and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between Yahoo! Inc. and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference).

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2(B)+*	Form of Stock Option Agreement, including Notice of Stock Option Grant under the Yahoo! Inc. 1995 Stock Plan.

10.2(C)+*	Form of Stock Option Agreement for Executives, including Notice of Stock Option Grant to Executive under the Yahoo! Inc. 1995 Stock Plan.

10.2(D)+*	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1995 Stock Plan.

10.2(E)+*	Form of Restricted Stock Unit Award Agreement for Executives under the Yahoo! Inc. 1995 Stock Plan.

10.2(F)+*	Form of Restricted Stock Award Agreement under the Yahoo! Inc. 1995 Stock Plan.

10.3(B)+*	Form of Enrollment Agreement under the Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan.

10.21(A)†*	Letter Agreement, dated July 29, 2009, between the Registrant and Microsoft Corporation.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2009.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 6, 2009.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 6, 2009.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.