Form 10-K
period 2009-12-31
YAHOO INC
filed 2010-02-26
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market, was $17,311,784,462. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 19, 2010 was 1,400,201,879.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2010 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

YAHOO! INC.

Form 10-K

Fiscal Year Ended December 31, 2009

EXHIBIT 10.2(C)	EXHIBIT 10.14(K)
EXHIBIT 10.2(E)	EXHIBIT 10.15
EXHIBIT 10.2(F)	EXHIBIT 10.18(B)
EXHIBIT 10.2(H)	EXHIBIT 10.18(C)
EXHIBIT 10.2(I)	EXHIBIT 21.1
EXHIBIT 10.12	EXHIBIT 23.1
EXHIBIT 10.14(H)	EXHIBIT 31.1
EXHIBIT 10.14(I)	EXHIBIT 31.2
EXHIBIT 10.14(J)	EXHIBIT 32

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, Y!, del.icio.us, Flickr, HotJobs, Launch, Overture, and their respective logos. All other names are trademarks and/or registered trademarks of their respective owners.

Part I

Item 1.	Business

OVERVIEW

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), attracts hundreds of millions of users every month through its innovative technology and engaging content and services, making it one of the most trafficked Internet destinations and a world class online media company. Yahoo!’s vision is to be the center of people’s online lives by delivering personally relevant, meaningful Internet experiences. To users, we provide online properties and services (“Yahoo! Properties” or our “Owned and Operated sites”). To advertisers, we provide a range of marketing services designed to reach and connect with users of our Owned and Operated sites, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (our “Affiliates”) that have integrated our advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Our marketing services offerings include the display of graphical advertisements (“display advertising”), the display of text-based links to an advertiser’s Website (“search advertising”), listing-based services, and commerce-based transactions. Additionally, although many of the services we provide to users are free, we charge fees for a number of premium services.

Our offerings to users on Yahoo! Properties currently fall into four categories: Integrated Consumer Experiences, Applications (Communications and Communities), Search, and Media Products and Solutions. The majority of our offerings are available in more than 25 languages.

Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. We were incorporated in 1995 and are a Delaware corporation. We are headquartered in Sunnyvale, California, and have offices in more than 25 countries, regions, and territories.

CORPORATE HIGHLIGHTS

Changes in Management and Board of Directors

During 2009, we made key changes to our executive leadership. On January 13, 2009, Carol Bartz was named Chief Executive Officer (“CEO”) and a member of the Board of Directors (the “Board”). On July 1, 2009, Timothy R. Morse became Chief Financial Officer (“CFO”) of Yahoo!. During the fourth quarter of 2009, Carl Icahn and Maggie Wilderotter resigned from our Board. Sue James was elected to the Board, effective January 11, 2010. She was also named Chair of the Board’s Audit Committee.

Significant Transactions

•

Entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) and a License Agreement with Microsoft Corporation (“Microsoft”), pursuant to which Microsoft will become Yahoo!’s exclusive platform technology provider for algorithmic and paid search services and Yahoo! will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers.

•

Acquired Maktoob.com, a leading online portal in the Middle East with users from the United Arab Emirates, Jordan, Kuwait, Egypt, Saudi Arabia, and Dubai. This acquisition will allow Yahoo! to build a stronger presence in the growing Middle East market.

We expect to continue to acquire or make investments in companies, products, services, and technologies in the future. See Note 3—“Acquisitions” of the Notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions.

2009 HIGHLIGHTS

Users—Engagement and Offerings

•

Launched the new Yahoo! homepage, which brings together the leading tools and content from across the Web, combined with leading content and services from Yahoo! Properties, to give users one place to access the people and things that matter to them most.

•

Launched a new version of Yahoo! Mail, which makes it easier for people to get things done in Mail by prioritizing messages and updates from the people most important to them, providing new photo sharing tools, and offering new applications.

•

Launched Yahoo!’s new mobile homepage, simplifying the mobile experience and allowing consumers to bring together their favorite content and services from anywhere across the Internet in one location. The mobile homepage is currently available in 38 markets on more than 1,900 devices. In addition to creating mobile browser services, Yahoo! also develops mobile applications for a variety of platforms including new applications that bring key Yahoo! Properties, such as Yahoo! Finance and Flickr, to mobile.

•	Launched a new version of Yahoo! Messenger instant messaging (“IM”) services with improved interactive video and social features which make it easier for our users to communicate with each other.

•

Launched Ad Interest Manager as a central place where Yahoo! users can see a concise summary of their online activity and make easy, personal choices about their exposure to interest-based advertising.

Advertisers—Marketing Services

•	Launched two new retargeting products and demographic targeting (for search ads), each designed to help brand and performance advertisers better reach their targeted audiences.

•

Launched a Smart Ads partner program which combines Yahoo!’s consumer insights and rich media capabilities with a new ad serving technology that automatically converts advertisers’ creative campaign elements and targeted offerings into customized display ads for the targeted group of consumers.

•

Rolled out a series of enhancements to Yahoo! Search Marketing that makes it easier for advertisers to reach their targeted customers and improve their search advertising performance. Enhancements include the new Ad Delivery Report, pricing updates for advertisers to better align what advertisers pay with the value of the clicks they receive and a new advertisement selection platform to improve the relevance of search ads.

USER OFFERINGS

Our offerings to users on Yahoo! Properties currently fall into four categories: Integrated Consumer Experiences, Applications (Communications and Communities), Search, and Media Products and Solutions.

Yahoo!’s mobile services are available across the Company’s network of properties and through partnerships. Yahoo! has distribution partnerships with more than 80 carriers and original equipment manufacturers (“OEMs”) around the world for distributing its mobile services.

Integrated Consumer Experiences

Our Integrated Consumer Experiences offerings include the Yahoo! Home Page, My Yahoo!, Yahoo! Toolbar, Yahoo! Local, and Connected TV—all are entry points to the Yahoo! experience, whether via the Web, mobile or TV. These offerings are generally provided to users free of charge. We generate revenues from these offerings primarily from search and display advertising.

Yahoo! Home Page (www.yahoo.com) is a navigation hub and starting point into Yahoo! Properties and the Internet, via a personal computer (“PC”) or mobile device. This is where users have the ability to perform a Web search, read the latest news, and find links to other Yahoo! Websites.

My Yahoo! is a personalized start page that delivers registered users information of personal interest to registered users via a user-customized interface.

Yahoo! Toolbar is a Web browser add-on that conveniently enables users to access Yahoo! Properties and third-party content via applications from anywhere on the Web.

Yahoo! Local is a stand-alone local search offering, which helps users find local business listings and related content such as recommendations, user reviews, merchant photos, and maps.

Connected TV seamlessly integrates the Internet into the television experience in an open platform. We have distribution relationships with the top three global television manufacturers.

Applications

Communications

Our Communications offerings, including Yahoo! Mail and Yahoo! Messenger, provide a wide range of communication services to users and small businesses across a variety of devices and through our broadband Internet access partners. We offer some services free of charge to our users and also provide some services on a fee or subscription basis. We generate display advertising and fees revenues from these offerings.

Yahoo! Mail provides users with full-featured e-mail functionality. In addition to our free e-mail service, for a subscription fee, we offer Yahoo! Mail Plus, a premium e-mail service that provides features such as a display-ad-free interface.

Yahoo! Messenger instant messaging service provides an interactive and personalized way for people to connect and share experiences on a real-time basis. Yahoo! currently offers mobile applications for Yahoo! Messenger.

Communities

Our Communities offerings, including Yahoo! Groups, Yahoo! Answers, and Flickr, enable users to organize into groups and share knowledge, common interests, and photos. We generate revenues from our Communities offerings primarily through display advertising.

Yahoo! Groups provides members with shared access to information such as message archives, photo albums, event calendars, and polls.

Yahoo! Answers is a service where anyone can ask and answer questions on any topic.

Flickr is an online photo management and sharing service that makes it easy for users to upload, store, organize, and share their photos. In addition to the basic service, Flickr offers a fee-based service with unlimited storage, uploads, and an advertising-free browsing and sharing interface. Yahoo! currently offers mobile applications for Flickr.

Search

Our Search offering is available free to users and is often the starting point for our users to navigate the Internet and search for information. We generate revenues through our Search offerings on Yahoo! and affiliate sites.

Yahoo! Search, our proprietary search technology, provides users with a free search capability with search results ranked and sorted based on relevance to the users’ search query. Pages on the Internet are ranked according to their relevance to a particular query by analyzing document features, including text, title and description accuracy, source, associated links, and other unique document characteristics. Sponsored search results are a subset of the overall search results and provide links to paying advertisers’ Web pages. Yahoo! currently offers mobile applications for Yahoo! Search.

On December 4, 2009, Yahoo! entered into a Search and Advertising Services and Sales Agreement and a License Agreement with Microsoft under which Microsoft will be Yahoo!’s exclusive platform technology provider for algorithmic and paid search services and Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2009 Highlights—Search and License Agreements with Microsoft.”

Media Products and Solutions

Our Media Products and Solutions offerings are designed to engage users with some of the most relevant and compelling online content and services on the Web broadly organized in one of the following two areas:

Media

Our online Media properties include several of the most visited news and entertainment destinations on the Internet. We generate revenue on our Media properties from display and search advertising and fee-based services. Our Media properties include the following:

Yahoo! News provides stories from the major news agencies that are aggregated by our editorial team and augmented by in-house generated content focused on up-to-the-minute news coverage with video, text, photos, and audio.

Yahoo! Finance provides a comprehensive set of financial data, information, and tools that helps users make informed financial decisions. The content is primarily provided through relationships with a number of third-party providers. Some of these providers pay a fee when a user is referred from Yahoo! Finance to their Websites. Some financial content, such as analyst research reports, is also available to users for a fee. Yahoo! currently offers mobile applications for Yahoo! Finance.

Yahoo! Sports offers free and fee-based fantasy games, up-to-the-minute sports news, real-time statistics, scores and game updates, broadcast programming, integrated shopping, and an online sports community. Yahoo! Sports offers mobile applications for specific areas of interest to our users, such as Yahoo! Fantasy Football, along with generalized sports content via our Yahoo! Mobile site.

Yahoo! Entertainment & Lifestyles represents a collection of properties that provides users with information, and other engaging content centered around popular culture-related themes and activities with sites such as Yahoo! Movies, Yahoo! Music, Yahoo! TV, including “Prime Time in No Time” which provides quick recaps of the previous evening’s prime time television shows, celebrity news (omg!), Yahoo! Games, and women’s lifestyles (Shine). In addition, our Media properties also include Websites devoted to specialty topics such as Yahoo! Health, Yahoo! Tech, Yahoo! Education, and Yahoo! Weather.

Other Offerings and Services

Our other offerings and services include Yahoo! Shopping, Yahoo! Travel, Yahoo! Real Estate, Yahoo! HotJobs, Yahoo! Personals, Yahoo! Autos, and Yahoo! Small Business. On these properties, users can research specific topics, products, services or areas of interest by reviewing and exchanging information, obtaining contact details or considering offers from providers of goods, services, or parties with similar interests. We generate revenue from listing fees, transaction fees, and display and search advertising on many of these properties as well as from subscription fees for hosting, registering domains, and other services to small businesses seeking to maintain a Website. We also have properties tailored to users in specific international markets, which include commerce (auctions), blogging, and social networking Websites. Commerce properties, primarily based in our Asian markets, allow prospective buyers and sellers to enter into an online auction for goods for which we earn a posting and transaction fee. These properties include Wretch and Monday in Taiwan.

ADVERTISER AND PUBLISHER OFFERINGS AND SERVICES

We seek to provide the most efficient and effective marketing services for advertisers and publishers. Advertisers are increasing their use of online media as consumers shift their media consumption away from traditional television and print media towards the Internet. We offer Internet marketing solutions that enable users to interact with our advertisers’ brands and also provide valuable insights to our advertisers and publishers about their customer base. We offer a suite of targeted marketing services for our advertisers and publishers, which includes brand building to increase consumer awareness, direct marketing, lead generation, and commerce services. We offer publishers the opportunity to integrate our advertising offerings into their Websites and other online offerings. Our offerings enable advertisers to display their advertisements in different formats and in different locations on Yahoo! Properties and such Affiliate sites and to optimize their performance against their marketing objectives.

In addition, we offer a broad range of tools for online display advertising, including rich media, video, and targeting. Our knowledge of our audience enables advertisers to reach their desired communities by placing contextually relevant advertising on both our Owned and Operated and our Affiliates sites.

We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. The majority of our marketing services revenue is from sales of search and display advertising.

DEVELOPERS AND PLATFORM OFFERINGS

We provide several software and platform offerings for third-party developers, advertisers, and publishers. Our top priority is to enable innovation in the user experience on Yahoo!. Our goal is to continue to create more personally relevant Web experiences for consumers and to make Yahoo! an even more valuable asset to advertisers. We believe open platforms accelerate this goal by attracting and enabling third-party developers/partners to build and incorporate new products and innovations that users want into our product experiences. We are committed to providing the developer community with products that solve their problems and enhance the development experience, positioning Yahoo! as a leader in the technical evolution of the Web.

Our offerings to developers and platforms for advertisers and publishers include:

Yahoo! Developer Network (“Y!DN”) is the central source for developers, independent software vendors, partners, and advertisers to find resources and technical support for leveraging Yahoo! platforms, APIs, and development tools.

Yahoo! Open Strategy (“Y!OS”) platform is an initiative designed both to make the Yahoo! experience both more social for our users and to open Yahoo! to innovation by third-party developers and publishers. By allowing third-party developers, publishers, and advertisers to develop applications that integrate with Yahoo! products and leverage Yahoo!’s data we are enabling experimentation and innovation in the user experience on both Yahoo! and the Web.

Yahoo! Application Platform (“Y!AP”) is an application platform that third-party developers, including publishers and advertisers, can use to create innovative applications and consumer experiences that will function across the Yahoo! network and beyond.

Yahoo! Updates allows developers and publishers to syndicate user-generated actions from Yahoo! on their website and vice versa, integrating social data and actions into new applications and services.

Yahoo! Query Language (“YQL”) is a simple language that enables developers to query, filter, and join data across different Web services. Traditionally, developers must locate the correct URLs and documentation for every Web service needed by an application, which is time consuming and complex. With YQL, developers can access and shape data across the Internet with one simple syntax, eliminating the need to learn how to call different APIs and making it possible for applications to run faster with fewer lines of code and a smaller network footprint.

Yahoo! Search BOSS is an open search web services platform that enables developers, start-ups, and large Internet companies to build web-scale search products by utilizing the entire Yahoo! Search index.

SearchMonkey is a leading open search platform that allows developers and Website owners to use structured data to make Yahoo! Search results more useful and visually appealing, and drive more relevant traffic to their Websites.

GLOBAL BUSINESS

We manage our business geographically based on two segments: United States and International. Additional information required by this item is incorporated herein by reference to Note 14—“Segments” of the Notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

We provide services in more than 25 languages and in more than 50 countries, regions, and territories, including localized versions of Yahoo! in Argentina, Australia, Austria, Brazil, Canada, Chile, China, Columbia, France, Germany, Greece, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Middle East, Netherlands, New Zealand, Peru, Philippines, Russia, Scandinavia (Denmark, Finland, Norway, Sweden), Singapore, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, the United States, Venezuela, and Vietnam.

Outside of native English speaking countries, we provide some of our most popular user services through Yahoo! Asia (our English language portal to Southeast Asia), Yahoo! Canada en Français (French Canadian Website), and Yahoo! En Espanol (United States Hispanic Website).

We own our international operations (except in Australia, China, Japan, and New Zealand where we have joint ventures and/or noncontrolling interests). We support these businesses through a network of offices worldwide.

Revenues are primarily attributed to individual countries according to the international online property that generated the revenues.

Information regarding risks involving our international operations is included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

SALES

We maintain four primary channels for selling our advertising services: field, telesales, online, and reseller. Our field advertising sales team sells display and search marketing services to leading advertisers and agencies. Our telesales channel sells our services to medium-sized businesses, while our online channel is a self-service program primarily for small businesses. Our reseller channel enables Yahoo! to sell advertising services to additional regional and small business advertisers.

In the United States, we employ sales professionals in multiple locations, including Atlanta, Boston, Chicago, Dallas, Detroit, Hillsboro, Los Angeles, Miami, New York, Omaha, San Francisco, and Sunnyvale. In the international markets, we have either our own internal sales professionals or we have established sales agency relationships in 50 countries, regions, and territories.

No individual customer represented more than 10 percent of our revenues in 2007, 2008, or 2009.

Internet usage is subject to seasonal fluctuations, typically declining during customary summer vacation periods and becoming most active during the fourth quarter holiday period due to increased online retail activity. This seasonality pattern has affected, and we expect will continue to affect, our business and quarterly sequential revenue growth rates.

MARKETING

The Yahoo! brand is one of the most widely recognized in the world. Maintaining and growing the Yahoo! brand enables us to attract, retain, and more deeply engage users, advertisers, publishers, and developers. We believe a great brand begins with great products, services, and content. Our marketing teams engage in each step of product and services development, deployment, and management and content design to understand and shape our offerings so as better to market them to our communities of potential and existing users. In 2009, we launched a global brand marketing campaign designed to highlight our commitment to delivering personally relevant online experiences. Our marketing communications’ efforts help accelerate product momentum, awareness, adoption, and engagement. We use online, television, print, radio, and outdoor advertising. We leverage our global online network and our distribution partnerships to market our products and services to the right people at the right time.

COMPETITION

We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition. Our most significant competition is from Google, Inc. (“Google”), Microsoft, and AOL, Inc. (“AOL”), which each offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. We compete with these and other companies, including social networking Websites, such as Facebook, Inc., and MySpace.com, for users, advertisers, publishers, and developers. We also compete with these companies to obtain agreements with software publishers, Internet access providers, mobile carriers, device manufacturers and others to promote or distribute our services to their users. We compete with advertising networks, such as Google AdSense, AOL’s Ad.com, and Microsoft Media Network, as well as traditional media companies for a share of advertisers’ marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns.

We believe our principal competitive strengths relating to attracting and retaining users include the usefulness, accessibility, integration, and personalization of the online services that we offer, the quality, relevance, and presentation of our search results, and the overall user experience on Yahoo! Properties. Our principal competitive strengths relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. “Reach” is the size of the audience and/or demographic that can be accessed through the Yahoo! network. “Effectiveness” for advertisers is the achievement of marketing objectives, which we support by developing campaigns, measuring the performance of these campaigns against their objectives, and optimizing for their objectives across the Yahoo! network. “Effectiveness” for publishers is the monetization of their online audiences, which we enable through our advertising technology platforms and marketing services. “Efficiency” is the simplicity and ease of use of the services we offer advertisers and publishers.

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

Most of our software products and features are developed internally by Yahoo! employees. In some instances, however, we might purchase technology and license intellectual property rights if the opportunity is strategically aligned, operationally compatible, and economically advantageous. We believe that Yahoo! is not materially dependent upon licenses or other agreements with third parties relating to product development.

Our Product Development organization includes Yahoo! Labs. This organization includes our industry-leading Yahoo! Research group, our Applied Sciences group and our Academic Relations team, which has spearheaded key relationships with some of the world’s most influential universities and institutions. Yahoo! Labs is designed to foster the long-term scientific competitiveness of Yahoo! as a world leader on the Internet through cutting-edge, multi-disciplinary research in a variety of fields, including economic theory, computer science, artificial intelligence, and various social sciences. In addition to Yahoo! Labs, the Product Development organization contains our Cloud Computing group which provides the common computing infrastructure upon which Yahoo!’s product are delivered, including grid computing. Finally, the Product Development organization contains our Consumer Platforms group, which focuses on the common elements that are embedded in multiple Yahoo! Products. These elements include the user data base and login, video and social connection platforms.

Our engineering and production teams are primarily located in our Sunnyvale, California headquarters and in Bangalore, India and Burbank, California. Product development expenses for 2007, 2008, and 2009 totaled approximately $1.1 billion, $1.2 billion, and $1.2 billion, respectively, which included stock-based compensation expense of $218 million, $178 million, and $206 million, respectively.

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

EMPLOYEES

As of December 31, 2009, we had approximately 13,900 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our Website is located at http://www.yahoo.com. Our investor relations Website is located at http://yhoo.client.shareholder.com. We make available free of charge on our investor relations Website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a Website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

We face significant competition from Google, Microsoft, and AOL, which each offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. Among other areas, we compete against these companies:

•	to attract and retain users;

•	to attract and retain advertisers;

•	to attract and retain third-party Website publishers as participants in our Affiliate network; and

•	to obtain agreements with software publishers, internet access providers, mobile carriers, device manufacturers and others to promote or distribute our services.

Google, Microsoft and others offer products and services that directly compete for users with our offerings, including consumer e-mail, desktop search, local search, instant messaging, photos, maps, video sharing, content channels, mobile applications, and shopping. Similarly, the advertising networks operated by Google, Microsoft, AOL and others offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad serving technologies and sponsored search offerings. While under our Search Agreement with Microsoft, Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers and Microsoft will become Yahoo!’s exclusive platform technology provider for algorithmic and paid search services, Yahoo! and Microsoft will still continue to compete for users, advertisers, publishers and distribution partners as described above.

We further compete for users, advertisers and developers with the wide variety of other providers of online services, including social media and networking sites. Social networking sites, such as Facebook.com in particular, are attracting a substantial and increasing share of users and users’ online time, which could enable them to attract an increasing share of online advertising dollars.

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

Some of our existing competitors and possible additional entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. For example, Google and Microsoft have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions and research and development. In addition, emerging start-ups may be able to innovate and provide new products and services faster than we can.

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

For the year ended December 31, 2009, 88 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenues depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	attracting more advertisers to our user base;

•	broadening our relationships with advertisers to small- and medium-sized businesses;

•

the successful implementation of changes and improvements to our advertising management platforms and acceptance of our advertising management platforms by advertisers, Website publishers, and online advertising networks;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display marketing services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

In many cases, our agreements with advertisers have terms of one year or less, or, may be terminated at any time by the advertiser or by Yahoo!. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. In addition, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term in some categories. The state of the global economy and availability of capital has and could further impact the advertising spending patterns of existing and potential future advertisers. Any reduction in spending by, or loss of, existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

Adverse general economic conditions have caused and could cause decreases or delays in marketing services spending by our advertisers and could harm our ability to generate marketing services revenues and our results of operations.

Marketing services expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenues from marketing services, the adverse economic conditions have caused, and a continuation of adverse economic conditions could cause, additional decreases in or delays in advertising spending, a reduction in our marketing services revenues and a negative impact on our short term ability to grow our revenues. Further, any decreased collectability of accounts receivable or early termination of agreements, whether resulting from customer bankruptcies or otherwise due to the current deterioration in economic conditions, could negatively impact our results of operations.

If we do not manage our operating expenses effectively, our profitability could decline.

We have implemented cost reduction initiatives to better align our operating expenses with our revenues, including reducing our headcount, outsourcing some administrative functions, consolidating space and terminating leases or entering into subleases. We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might also increase, from their reduced levels, as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo! brand, fund product development, and acquire and integrate complementary businesses and technologies. In addition, deteriorating economic conditions or other factors could cause our business to contract requiring us to implement additional cost cutting measures. If our expenses increase at a greater pace than our revenues, or if we fail to implement additional cost cutting if required in a timely manner, our profitability will decline.

Transition and implementation risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft will be Yahoo!’s exclusive platform technology provider for algorithmic and paid search services. The parties commenced implementation of the Search Agreement on February 23, 2010. The global transition of Yahoo!’s algorithmic and paid search platforms to Microsoft and migration of Yahoo!’s paid search advertisers and publishers is expected to take up to 24 months and will be done on a market by market basis. The transition process will be complex and will require the expenditure of significant time and resources by us. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as, delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

Following the transition in each market, we will be relying on Microsoft as our exclusive platform technology provider of algorithmic and paid search services. If Microsoft fails to perform as required under the Search Agreement for any reason or suffers service level interruptions or other performance issues, we may not realize the anticipated benefits of the Search Agreement and our search revenues could decline.

If we are unable to provide innovative search experiences and other services that generate significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We must continually invest in improving our users’ search experience—including improving the relevance of our search results, as well as presenting users with a search experience that is responsive to their needs and preferences—in order to continue to attract, retain, and expand our user base and paid search advertiser base. We currently deploy our own technology to provide search results on our network. Following implementation of our Search Agreement with Microsoft, Microsoft will become our algorithmic and paid search platform technology provider, however, we will continue to need to invest and innovate to improve our users’ search experience.

We also generate advertising revenue through other online services, such as Yahoo! Mail. If we are unable to provide innovative search and other services which generate significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

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

We create, own, and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of Yahoo! might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. Changes in patent law, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our innovations. Further, given the costs of obtaining patent protection, we might choose not to protect (or not to protect in some jurisdictions) certain innovations that later turn out to be important. There is also a risk that the scope of protection under our patents may not be sufficient in some cases or that existing patents may be deemed invalid or unenforceable. With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets.

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

Internet, technology, media, and patent holding companies often possess a significant number of patents. Further, many of these companies and other parties are actively developing or purchasing search, indexing, electronic commerce, and other Internet-related technologies, as well as a variety of online business models and methods. We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection. In addition, patent holding companies may continue to seek to monetize patents they have purchased or otherwise obtained. As a result, disputes regarding the ownership of technologies and rights associated with online businesses are likely to continue to arise in the future. From time to time, parties assert patent infringement claims against us. Currently, we are engaged in a number of lawsuits regarding patent issues and have been notified of a number of other potential disputes.

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition, violation of federal or state statutes or other claims, including alleged violation of international statutory and common law. In addition, third parties have made, and may continue to make, trademark infringement and related claims against us over the display of search results triggered by search terms that include trademark terms. Currently, we are engaged in lawsuits regarding such trademark issues.

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

We are subject to regulations and laws directly applicable to providers of Internet, mobile, and VOIP services both domestically and internationally. The application of existing domestic and international laws and regulations to Yahoo! relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to Yahoo! or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. Yahoo! relies on the protections provided by both the DMCA and CDA in conducting its business. Any changes in these laws or judicial interpretations narrowing their protections, or international jurisdictions’ refusal to apply similar provisions to foreign lawsuits, will subject us to greater risk of liability and may increase our costs of compliance with these regulations or limit our ability to operate certain lines of business. The Children’s Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal and state laws and legislative efforts designed to protect children on the Internet may impose additional requirements on the Company. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business. The cost of compliance with these regulations may increase in the future as a result of changes in the regulations or the interpretation of them. Further, any failure on our part to comply with these regulations may subject us to significant liabilities.

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

We host a wide variety of services and technology products that enable individuals and businesses to exchange information, generate content, advertise products and services, conduct business, and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of these online services and products for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links or that may be posted online or generated by our users. In addition, Yahoo! has been and may again in the future be subject to domestic or international actions alleging that the availability of certain content within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources and may require us to change our business in an adverse manner.

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

It is also possible that if the manner in which information is provided or any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services (particularly in connection with any decision to discontinue a fee-based service). In addition, our customers, third parties or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications. Investigating and defending these types of claims is expensive, even if the claims are without merit or do not ultimately result in liability, and could subject us to significant monetary liability or cause a change in business practices that could impact our ability to compete.

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

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

•	the potential disruption of our on-going business and distraction of management;

•	the incurrence of additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected;

•	the potential for patent and trademark infringement claims against the acquired company;

•	litigation or other claims in connection with the acquired company;

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

•

in the case of foreign acquisitions and investments, the difficulty of integrating operations and systems as a result of cultural, systems, and operational differences and the impact of particular economic, currency, political, legal and regulatory risks associated with specific countries; and

•	the impact of known potential liabilities or liabilities that may be unknown, including as a result of inadequate internal controls, associated with the companies we acquired or in which we invested.

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

Any failure to manage expansion and changes to our business could adversely affect our operating results.

We continue to evolve our business both in the U.S. and internationally. As a result of acquisitions, and international expansion in recent years, more than one-half of our employees are now based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs our business may be adversely affected.

As we expand our business, we must also expand and adapt our operational infrastructure. Our business relies on data systems, billing systems, and financial reporting and control systems, among others. All of these systems have become increasingly complex in the recent past due to the growing complexity of our business, due to acquisitions of new businesses with different systems, and due to increased regulation over controls and procedures. To manage our business in a cost effective manner, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls. In some cases, we are outsourcing administrative functions to lower-cost providers. These upgrades, improvements and outsourcing changes will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In particular, sustained failures of our billing systems to accommodate increasing numbers of transactions, to accurately bill users and advertisers, or to accurately compensate Affiliates could adversely affect the viability of our business model.

Any failure to scale and adapt our existing technology architecture to manage expansion and respond to rapid technological change could adversely affect our business.

As some of the most visited sites on the Internet, Yahoo! Properties deliver a significant number of products, services, Page Views and advertising impressions to users around the world. The products and services offered by Yahoo! have expanded and changed significantly over time and are expected to continue to expand and change rapidly in the future to accommodate new technologies and Internet advertising solutions, and new means of content delivery.

In addition, the Internet and online services industry is characterized by rapid technological change. Widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures and platforms utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change, and become more complex. In the future, we may make additional changes to our architectures, platforms and systems, including moving to completely new architectures, platforms and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising platform participants to become dissatisfied with our service and move to competing providers or seek remedial actions or compensation.

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

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, photographs, and sports. The development cycles for these technologies are long and generally require significant investment by us. We have invested and will continue to invest in new products and services. Some of these new products and services might not generate anticipated revenues or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenues for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenues from these services that are greater than the cost of providing such services, our operating results could be harmed.

If we are unable to recruit and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices and the offices of several of our vertical and horizontal competitors are located, as well as fluctuations in global economic and industry conditions, changes in Yahoo!’s management or leadership, competitors’ hiring practices, and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

If we are unable to license or acquire compelling content and services at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We license from third parties much of the content and services on our online properties, such as news items, stock quotes, weather reports, music video, music radio, and maps. We believe that users will increasingly demand high-quality content and services, including music videos, film clips, news footage, and special productions. Such content and services may require us to make substantial payments to third parties from whom we license or acquire such content or services. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us, and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies distribute content or services that are similar to or the same as that provided by Yahoo!, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

We rely on third-party providers of rich media products to provide the technologies required to deliver rich media content to our users, and any change in the licensing terms, costs, availability, or user acceptance of these products could adversely affect our business.

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

If we are unable to attract, sustain and renew distribution arrangements on favorable terms, our revenues may decline.

We enter into distribution arrangements with third parties such as operators of third-party Websites, online networks, software companies, electronics companies, computer manufacturers and others to promote or supply our services to their users. For example:

•	We maintain search and display advertising relationships with Affiliate sites, which integrate our advertising offerings into their Websites;

•	We enter into distribution alliances with Internet service providers (including providers of cable and broadband Internet access) and software distributors to promote our services to their users; and

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

Distribution agreements often involve revenue sharing. Over time, competition to enter into distribution arrangements may cause our traffic acquisition costs to increase. In some cases, we guarantee distributors a minimum level of revenues and, as a result, run a risk that the distributors’ performance (in terms of ad impressions, toolbar installations, etc.) might not be sufficient to otherwise earn their minimum payments. In other cases, we agree that if the distributor does not realize specified minimum revenues we will adjust the distributor’s revenue-share percentage or provide make-whole arrangements.

Some of our distribution agreements are not exclusive, have a short term, are terminable at will, or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on significantly less favorable terms may cause our revenues to decline.

More individuals are utilizing non-PC devices to access the Internet and versions of our services developed for these devices might not gain widespread adoption by the devices’ users, manufacturers, or distributors or might fail to function as intended on some devices.

The number of individuals who access the Internet through devices other than a PC, such as mobile telephones, personal digital assistants, hand held computers, televisions, and set-top box devices, has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on the desktop and PC. The different hardware and software, memory, operating systems, resolution, and other functionality associated with alternative devices currently available may make our desktop and PC services unusable or difficult to use on such devices, and the versions of our services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Similarly, the licenses we have negotiated to present third-party content to desktop and PC users may not extend to users of alternative devices. In those cases, we may need to enter into new or amended agreements with the content providers in order to present a similar user-experience on the new devices. The content providers may not be willing to enter into such new or amended agreements on reasonable terms or at all.

Further, new devices, operating systems, networks, and platforms are continually being released. It is difficult to predict the problems we may encounter in developing versions of our services for use on these alternative devices. We may also need to devote significant resources to the creation, support, and maintenance of such versions. We may be unable to attract and retain a substantial number of alternative device manufacturers, distributors, content providers, and users to our services, or to capture a sufficient share of an increasingly important portion of the market for these services, and, therefore, we may be unsuccessful in attracting both advertisers and premium service subscribers to these services.

To the extent that an access provider or device manufacturer enters into a distribution arrangement with one of our competitors (or as our competitors design mobile devices and mobile device operating systems), we face an increased risk that our users will favor the services or properties of that competitor. The manufacturer or access provider might promote a competitor’s services or might impair users’ access to our services by blocking access through their devices or by not making our services available in a readily-discoverable manner on their devices. If competitive distributors impair access to our services, or if they simply are more successful than our distributors in developing compelling products that attract and retain users or advertisers, then our revenues could decline.

In the future, as new methods for accessing the Internet and our services become available, including through alternative devices, we may need to enter into amended distribution agreements with existing access providers, distributors and manufacturers to cover the new devices and new arrangements. We face a risk that existing and potential new access providers, distributors, and manufacturers may decide not to offer distribution of our services on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to fully execute our business plan.

In international markets, we compete with local Internet service providers that may have competitive advantages.

In a number of international markets, especially those in Asia, Europe, and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications, and other commercial services. Many of these companies have a dominant market share in their territories and are owned by local telecommunications providers which give them a competitive advantage. Local providers of competing online services may also have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country, and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility than Yahoo! due to the fact that we are subject to both U.S. and foreign regulatory requirements. We must continue to improve our local offerings, become more knowledgeable about our local users and their preferences, deepen our relationships with our local users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

Our international operations are subject to increased risks which could harm our business, operating results, and financial condition.

In addition to uncertainty about our ability to continue to generate revenues from our foreign operations and expand our international market position, there are risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	seasonal volatility in business activity and local economic conditions;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	different and more stringent user protection, data protection, privacy and other laws; and

•	risks related to other government regulation or required compliance with local laws.

Violations of the complex foreign and U.S. laws and regulations that apply to our international operations could result in fines, criminal actions or sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results, and financial condition.

New technologies could block display advertisements or search marketing listings, which would harm our operating results.

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

•

The systems through which we provide our products and services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced as we roll-out improvements and upgrades, which might cause service malfunctions or require services to be taken offline while corrective responses are developed.

•

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and similar disruptions from unauthorized access and tampering, as well as coordinated denial-of-service attacks. We are distributing servers among additional data centers around the world to create redundancies; however, we do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of delays or disruptions to service.

•

We rely on third-party providers for our principal Internet connections and co-location of a significant portion of our data servers, as well as for our payment processing capabilities and key components or features of our e-mail and VOIP services, news, stock quote and other content delivery, chat services, mapping, streaming, geo-targeting, music, games, and other services. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenues. In addition, if our agreements with these third-party providers are terminated for any reason, we might not have a readily available alternative.

Prolonged delays or disruptions to our service could result in a loss of users, damage our brand and harm our operating results. In addition, users’ ability or willingness to access our services might be impaired by spam, viruses, worms, spyware, phishing, and other acts of malice by third parties affecting the user generally or the user’s use of our services in particular.

If we fail to prevent click fraud or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability may decline.

A portion of our marketing services revenues arises from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. This could damage our brand and lead to a loss of advertisers and revenues. Advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. We may also issue refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, or refunds or credits could negatively impact our profitability.

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

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets include significant adverse changes in the business climate and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the company in which we invested. We have recorded and may be required in the future to record additional charges to earnings if a portion of our goodwill, amortizable intangible assets, or investments in equity interests becomes impaired. Any such charge would adversely impact our financial results.

We may have exposure to additional tax liabilities which could negatively impact our income tax provision, net income, and cash flow.

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. In addition, there are current proposals for new U.S. tax legislation which, if adopted, could adversely affect the Company’s tax rate. We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the year ended December 31, 2009, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $11.01 to $17.81 per share and the closing sale price on February 19, 2010 was $15.58 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group Holding Limited (“Alibaba Group”); and news reports relating to us, trends in our markets, or general economic conditions.

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

Our headquarters is located in Sunnyvale, California and consists of owned and leased space aggregating approximately 1.4 million square feet. We also lease office space in Argentina, Australia, Belgium, Brazil, Canada, China, Egypt, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Jordan, Kuwait, Malaysia, Mexico, New Zealand, Norway, the Philippines, Saudi Arabia, Singapore, South Korea, Spain, Switzerland, Taiwan, the United Arab Emirates, the United Kingdom, and Vietnam. In the United States, we lease offices in various locations, including Atlanta, Boston, Champaign, Chicago, Dallas, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Omaha, Orlando, the San Diego Area, the San Francisco Bay Area, the Seattle Area, Brentwood and Franklin, Tennessee, and Washington, D.C. Our data centers are operated in locations in the United States, Europe, and Asia.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2009.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the NASDAQ Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	2008		2009
	High	Low	High	Low
First quarter	$30.25	$18.58	$14.14	$10.81
Second quarter	$29.73	$20.60	$16.99	$12.60
Third quarter	$24.80	$16.88	$17.94	$13.97
Fourth quarter	$17.31	$8.94	$18.02	$14.80

Stockholders

We had 11,201 stockholders of record as of February 19, 2010.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the near future.

Issuer Purchases of Equity Securities

Stock repurchase activity during the three months ended December 31, 2009 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs (in 000s)(*)
October 1—October 31, 2009	1,344,308	$16.86	1,344,308	$973,400
November 1—November 30, 2009	—	—	—	$973,400
December 1—December 31, 2009	—	—	—	$973,400

Total	1,344,308	$16.86	1,344,308

(*)	The shares repurchased in the three months ended December 31, 2009 were under our stock repurchase program that was announced in October 2006 with an authorized level of $3.0 billion. This program, according to its terms, will expire in October 2011. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Yahoo! Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five-year period ended December 31, 2009, the cumulative total stockholder return for the Company’s common stock, the NASDAQ 100 Index, the Standard & Poor’s North American Technology-Internet Index, formerly the Goldman Sachs Internet Trading Index (the “SPGIINTR”), and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009. The graph assumes that $100 was invested on December 31, 2004 in the common stock of the Company, the NASDAQ 100 Index, the SPGIINTR, and the S&P 500 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

Consolidated Statements of Income Data:

	Years Ended December 31,
	2005(1)(5)	2006(2)(5)	2007(5)	2008(3)(5)	2009(4)
	(In thousands, except per share amounts)
Revenues	$5,257,668	$6,425,679	$6,969,274	$7,208,502	$6,460,315
Income from operations	$1,107,725	$940,966	$695,413	$12,963	$386,692
Net income attributable to Yahoo! Inc.	$1,877,407	$731,568	$639,155	$418,921	$597,992

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$1.34	$0.53	$0.48	$0.31	$0.43

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$1.28	$0.51	$0.47	$0.29	$0.42

Shares used in per share calculation—basic	1,400,421	1,388,741	1,338,987	1,369,476	1,397,652

Shares used in per share calculation—diluted	1,485,557	1,419,248	1,366,264	1,391,230	1,415,658

(1)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2005 included gains related to sales of an investment of $580 million, net of tax; a gain of $205 million, net of tax, related to the divestiture of Yahoo! China in connection with the strategic investment with Alibaba Group; and a tax benefit of $248 million related to a subsidiary restructuring transaction. In the aggregate, these items had an impact of $1.0 billion on net income attributable to Yahoo! Inc., or $0.74 per basic share or $0.70 per diluted share.

(2)

For the year ended December 31, 2006, as a result of adopting the Financial Accounting Standards Board’s (“FASB”) new authoritative guidance on stock-based compensation expense, our income from operations was lower by $324 million and our net income attributable to Yahoo! Inc. was lower by $222 million, than if we had continued to account for stock-based compensation using the superseded method. Both basic and diluted net income per share for the year ended December 31, 2006 were $0.16 lower than if the Company had continued to account for stock-based compensation expense using the superseded method.

(3)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2008 included a non-cash gain of $401 million, net of tax, related to Alibaba Group’s initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), the business to business e-commerce subsidiary of Alibaba Group, and a non-cash loss of $30 million, net of tax, related to the impairment of our direct investment in Alibaba.com. In addition, in the year ended December 31, 2008, we recorded a goodwill impairment charge of $488 million related to our European reporting unit and net restructuring charges of $107 million related to our strategic workforce realignment and cost reduction initiatives, and a tax benefit for these two items of $42 million. In the aggregate, these items had a net impact of $182 million on net income attributable to Yahoo! Inc., or $0.13 per both basic and diluted share.

(4)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2009 included a pre-tax gain of $67 million ($42 million after tax) in connection with the sale of our Gmarket shares and a gain on the sale of our direct investment in Alibaba.com of $98 million ($60 million after tax). In addition, in the year ended December 31, 2009, we recorded net restructuring charges of $127 million ($87 million after tax) related to our cost reduction initiatives. In the aggregate, these items had a net impact of $18 million on net income attributable to Yahoo! Inc., or $0.01 per both basic and diluted share.

(5)

Amounts reflect the adoption of new authoritative guidance for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. Refer to Note 9—“Debt” in the Notes to the consolidated financial statements for additional information.

Consolidated Balance Sheets Data:

	December 31,
	2005(3)	2006(3)	2007(1)(3)	2008(2)(3)	2009
	(In thousands)
Cash and cash equivalents	$1,429,693	$1,569,871	$1,513,930	$2,292,296	$1,275,430
Marketable debt securities	$2,570,155	$1,967,414	$849,542	$1,229,677	$3,242,574
Working capital	$2,245,481	$2,276,148	$942,652	$3,040,483	$2,877,044
Total assets	$10,830,151	$11,512,673	$12,229,554	$13,689,848	$14,936,030
Long-term liabilities	$1,013,638	$843,790	$384,208	$715,872	$699,666
Total Yahoo! Inc. stockholders’ equity	$8,612,461	$9,186,833	$9,538,209	$11,250,942	$12,493,320

(1)

As of December 31, 2007, our $750 million of outstanding zero coupon senior convertible notes were classified as short-term debt and are reflected in working capital. The zero coupon senior convertible notes were classified as long-term debt as of the end of 2005 and 2006. Refer to Note 9—“Debt” in the Notes to the consolidated financial statements.

(2)

During the year ended December 31, 2008, our $750 million of outstanding zero coupon senior convertible notes were converted into 36.6 million shares of Yahoo! common stock. Refer to Note 9—“Debt” in the Notes to the consolidated financial statements. During the year ended December 31, 2008, we received a $350 million, one-time payment from AT&T Inc., which was recorded in both short-term and long-term deferred revenues.

(3)

Amounts reflect the adoption of new authoritative guidance for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. Refer to Note 9—“Debt” in the Notes to the consolidated financial statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Annual Report on Form 10-K includes, among others, forward-looking statements regarding our:

•	expectations about revenues, including revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about the amount of unrecognized tax benefits;

•	expectations about our on-going cost initiatives;

•	anticipated capital expenditures;

•	expectations about the implementation and the financial and operational impacts of our agreements with Microsoft;

•	impact of acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“we,” or “us,” “Yahoo!” or our “Company”), attracts hundreds of millions of users every month through our innovative technology and engaging content and services, making us one of the most trafficked Internet destinations and a world class online media company. Our vision is to be the center of people’s online lives by delivering personally relevant, meaningful Internet experiences. To users, we provide online properties and services (“Yahoo! Properties” or our “Owned and Operated sites”). To advertisers, we provide a range of marketing services designed to reach and connect with users of our Owned and Operated sites, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (our “Affiliates”) that have integrated our advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services we provide to users are free, we do charge fees for a number of premium services.

Our offerings to users on Yahoo! Properties currently fall into four categories: Integrated Consumer Experiences, Applications (Communications and Communities), Search, and Media Products and Solutions. The majority of our offerings are available in more than 25 languages. We manage and measure our business geographically. Our primary areas of measurement and decision-making are the United States (“U.S.”) and International.

Revenue Sources

Marketing Services Revenues. Our online advertising offerings include the display of graphical advertisements (“display advertising”), the display of text-based links to an advertiser’s Website (“search advertising”), listing-based services, and commerce-based transactions.

We recognize revenues from display advertising on Yahoo! Properties and on Affiliate sites as “impressions” are delivered or when qualifying actions are performed by the user. An “impression” is delivered when an advertisement appears on a page viewed by a user. We also recognize revenues from search advertising on Yahoo! Properties and on Affiliate sites. We recognize revenues from these arrangements as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

Marketing services revenues also include listings and transaction revenues. Listings revenues are generated from a variety of consumer and business listings-based services, including access to the Yahoo! HotJobs database and classified advertising such as Yahoo! Autos, Yahoo! Real Estate, and other services. We recognize listings revenues when the services are performed. Transaction revenues are generated from facilitating commercial transactions through Yahoo! Properties, principally from Small Business, Yahoo! Travel, and Yahoo! Shopping. We recognize transaction revenues when there is evidence that qualifying transactions have occurred. For example, we recognize revenues when travel arrangements are booked through Yahoo! Travel.

Fees Revenues. Fees revenues consist of revenues generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, premium mail, music and personals offerings, as well as services for small businesses. We recognize fees revenues when the services are performed.

2009 Highlights

	Years Ended December 31,		Dollar Change
Operating Highlights	2008	2009
	(In thousands)
Revenues	$7,208,502	$6,460,315	$(748,187)
Income from operations	$12,963	$386,692	$373,729

	Years Ended December 31,		Dollar Change
Cash Flow Highlights	2008	2009
	(In thousands)
Net cash provided by operating activities	$1,880,241	$1,310,346	$(569,895)
Net cash used in investing activities	$(1,311,783)	$(2,419,238)	$(1,107,455)
Net cash provided by financing activities	$332,406	$34,597	$(297,809)

Our revenue decline of 10 percent for the year ended December 31, 2009, compared to 2008, can be attributed to a reduction in our marketing services revenues primarily due to the economic environment and the impact of foreign currency rate fluctuations. Marketing services experienced a 10 percent year-over-year decline for the year ended December 31, 2009, compared to 2008. The increase in income from operations for the year ended December 31, 2009 reflects a decrease in operating expenses of $970 million compared to 2008, partially offset by a decrease in revenues. The decrease in operating expenses is primarily due to our cost reduction initiatives and a goodwill impairment charge of $488 million recorded in 2008.

Cash provided by operating activities is a measure of the cash productivity of our business model. Our operating activities in 2009 generated adequate cash to meet our operating needs. Cash used in investing activities in the year ended December 31, 2009 included capital expenditures of $434 million, net acquisitions of $195 million, and net purchases of marketable debt securities of $2 billion, offset by $265 million of proceeds received from the sales of marketable equity securities. Cash provided by financing activities included $113 million in proceeds from employee option exercises and employee stock purchases, offset by $113 million used in the direct repurchase of common stock and $73 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. Net cash provided by operating activities during the year ended December 31, 2008 included a $350 million one-time payment related to a commercial arrangement entered into with AT&T Inc. No similar payments were received during the year ended December 31, 2009.

During May of 2009, we sold all of our Gmarket shares for net proceeds of $120 million and recorded a pre-tax gain of $67 million ($42 million after tax) in connection with the sale. In September of 2009, we sold our direct investment in Alibaba.com for net proceeds of $145 million and recorded a pre-tax gain of $98 million ($60 million, after tax) in connection with the sale.

During 2009, we implemented cost initiatives that reduced our worldwide workforce by approximately 5 percent and reallocated resources to align with our strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities. In connection with these initiatives, we incurred severance, facility, and other restructuring costs of $61 million. In addition, we recorded $66 million of restructuring costs relating to the 2008 restructuring plans during 2009.

Search and License Agreement with Microsoft

On December 4, 2009, Yahoo! entered into a Search Agreement and a License Agreement with Microsoft under which Microsoft will be Yahoo!’s exclusive platform technology provider for algorithmic and paid search services and non-exclusive provider for contextual advertising. Under the Search Agreement, Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The term of the Search Agreement is 10 years after the parties commence performance under the agreement, subject to earlier termination as provided in the Search Agreement. Under the License Agreement, Microsoft will acquire an exclusive 10-year license to Yahoo!’s core search technology and will have the ability to integrate this technology into its existing Web search platforms. The parties commenced implementation of the Search Agreement on February 23, 2010.

During the first five years of the term of the Search Agreement, we will be entitled to receive 88% of the net revenues generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and we will also be entitled to receive our share (at the Revenue Share Rate) of the net revenues generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenues is deducted. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, we will receive our share (at the Revenue Share Rate) of the net revenues generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenues and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate our sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93% for the remainder of the term of the Search Agreement, unless Yahoo! exercises its option to retain its sales exclusivity, in which case the Revenue Share Rate would be reduced to 83% for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90% for the remainder of the term of the Search Agreement.

Microsoft has agreed to reimburse us for certain specified expenses up to an aggregate total of $150 million during the first three years of the Search Agreement. The expense reimbursement payments by Microsoft are not limited (other than by the $150 million total) during the period from February 23, 2010 through June 30, 2010, but will be limited thereafter to not more than $50 million in each of the three subsequent 12-month periods running from July 1 through June 30. From February 23, 2010 until the applicable services are fully transitioned to Microsoft, Microsoft will also reimburse us for the costs of running our algorithmic and paid search services subject to specified exclusions and limitations. These reimbursements are separate from and in addition to the $150 million of reimbursement payments.

The global transition of Yahoo!’s algorithmic and paid search platforms to Microsoft and migration of Yahoo!’s paid search advertisers and publishers is expected to take up to 24 months and will be done on a market by market basis. We do not expect any material revenue sharing to begin in 2010, but we expect to receive reimbursements from Microsoft for the cost of running our algorithmic and paid search services following implementation. We expect search revenue sharing with Microsoft under the Search Agreement to increase in 2011 and 2012 as we migrate our paid search advertisers and publishers to Microsoft’s platforms by market. Based on our current levels of revenue and operating expenses, we expect the Search Agreement, when fully implemented, to have a positive impact on our operating income and to result in capital expenditures savings.

Summary

In the following Management’s Discussion and Analysis, we discuss the following areas of our financial results:

•	Results of Operations;

•	Business Segment Results;

•	Transactions;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

Results of Operations

Revenues. Revenues by groups of similar services were as follows (dollars in thousands):

	Years Ended December 31,						2007-2008 % Change	2008-2009 % Change
	2007	(*)	2008	(*)	2009	(*)
Marketing services:
Owned and Operated sites	$3,669,724	52%	$4,046,001	56%	$3,552,695	55%	10%	(12)%
Affiliate sites	2,418,515	35%	2,270,205	32%	2,120,973	33%	(6)%	(7)%

Marketing services	6,088,239	87%	6,316,206	88%	5,673,668	88%	4%	(10)%
Fees	881,035	13%	892,296	12%	786,647	12%	1%	(12)%

Total revenues	$6,969,274	100%	$7,208,502	100%	$6,460,315	100%	3%	(10)%

(*)	Percent of total revenues.

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

We also receive revenues for Content Match links (advertising in the form of contextually relevant links to advertisers’ Websites) on Owned and Operated and Affiliate sites and display advertising on Affiliate sites. The net revenues and related volume metrics from these additional sources are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows.

Marketing Services Revenues from Owned and Operated Sites. Marketing services revenues from Owned and Operated sites for the year ended December 31, 2009 decreased by approximately $493 million, or 12 percent, compared to 2008. For the year ended December 31, 2009, revenues from search advertising and display advertising on Owned and Operated sites declined 13 percent and 9 percent, respectively, compared to 2008. Although increased user activity levels on Yahoo! Properties has contributed to a higher volume of search queries and Page Views, lower advertising spending in both search and display advertising due to the economic environment during the majority of 2009 and a shift towards lower yielding inventory and non-commercial search terms have resulted in decreased revenues. In addition, the sale of Kelkoo SAS during the year ended December 31, 2008 contributed to the decline in revenues year-over-year. During 2009, the effects of foreign currency exchange rate fluctuations also contributed to the decline in revenues, compared to 2008. Using the foreign currency exchange rates from 2008, revenues from our Owned and Operated sites for 2009 would have been higher than we reported by approximately $71 million.

Marketing services revenues from Owned and Operated sites for the year ended December 31, 2008 increased by approximately $376 million, or 10 percent, compared to 2007. Factors leading to growth in overall marketing services revenues from 2007 to 2008 included an increase in user activity levels on Yahoo! Properties, which contributed to a higher volume of search queries, Page Views, and ad impression displays. The transition of and changes in certain of our broadband access partnerships from being fee-paying user based to an advertising revenue sharing model also contributed to the increase in marketing services revenues from Owned and Operated sites. For the year ended December 31, 2008, revenues from search advertising on Owned and Operated sites grew 17 percent, compared to 2007. For the year ended December 31, 2008, revenues from display advertising on Owned and Operated sites grew 7 percent, compared to 2007.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time, we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites.

For the year ended December 31, 2009, Page Views increased 4 percent and revenue per Page View decreased 16 percent, compared to 2008. The decline in revenue per Page View in 2009 compared to 2008 was due to the decline in revenues as discussed above. For the year ended December 31, 2008, Page Views increased 18 percent and revenue per Page View decreased 6 percent compared to 2007. The decrease in revenue per Page View in 2008 compared to 2007 was due to a shift to lower-yielding display advertising.

In the table below, we set forth the quarterly and year-over-year growth in Page Views and revenue per Page View for the years ended December 31, 2009 and 2008 both as previously reported and as revised to reflect our updated methodology.

	Q1 2009	Q2 2009		Q3 2009		FY 2009
	3 months	3 months	6 months	3 months	9 months	12 months
Previously Reported Page View Growth(2)	8%	7%	7%	5%	7%	N/A
Page View Growth(1)	5%	4%	4%	5%	5%	4%
Previously Reported Revenue Per Page View Growth(2)	(16)%	(21)%	(18)%	(19)%	(19)%	N/A
Revenue Per Page View Growth(1)	(13)%	(19)%	(16)%	(19)%	(17)%	(16)%

	Q1 2008	Q2 2008		Q3 2008		FY 2008
	3 months	3 months	6 months	3 months	9 months	12 months
Previously Reported Page View Growth(2)	20%	23%	22%	17%	20%	19%
Page View Growth(1)	20%	23%	22%	15%	19%	18%
Previously Reported Revenue Per Page View Growth(2)	(1)%	(7)%	(4)%	(7)%	(5)%	(7)%
Revenue Per Page View Growth(1)	(1)%	(7)%	(4)%	(6)%	(5)%	(6)%

(1)	The revised Page View Growth and Revenue Per Page View Growth numbers reflect our updated methodology for counting Page Views.

(2)

Previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009.

We currently expect marketing services revenues on our Owned and Operated sites to increase for the first quarter of 2010 compared to the first quarter of 2009 provided global economic conditions continue to improve and advertising spending increases.

Marketing Services Revenues from Affiliate Sites. Marketing services revenues from Affiliate sites for the year ended December 31, 2009 decreased $149 million, or 7 percent, compared to 2008. The number of searches on Affiliate sites increased by approximately 24 percent for the year ended December 31, 2009, compared to 2008. Although increased traffic has contributed to a higher volume of search queries on our Affiliate network, lower advertising spending and a shift towards non-commercial search terms have resulted in decreased revenues. The average revenue per search on our Affiliate sites decreased by 24 percent for the year ended December 31, 2009, compared to 2008.

Marketing services revenues from Affiliate sites for the year ended December 31, 2008 decreased $148 million, or 6 percent, compared to 2007. During the third quarter of 2007, we sold Overture Japan to Yahoo Japan. As part of this transaction, we also entered into a commercial arrangement with Yahoo Japan in which we provide search marketing services to Yahoo Japan for a service fee. This arrangement began on September 1, 2007 and, beginning on that date, we commenced recording marketing services revenues from Yahoo Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo Japan for the delivery of sponsored search results. The sale of Overture Japan to Yahoo Japan negatively impacted Affiliate revenues during the year ended December 31, 2008 by approximately $300 million, year-over-year. The number of searches on Affiliate sites increased by approximately 23 percent for the year ended December 31, 2008, compared to 2007. The average revenue per search on our Affiliate sites decreased by 26 percent for the year ended December 31, 2008, compared to 2007, primarily as a result of a change in traffic mix and the impact of the sale of Overture Japan to Yahoo Japan.

We expect marketing services revenues from Affiliate sites for the first quarter of 2010 to remain relatively flat compared to the first quarter of 2009 as we continue to implement our ongoing advertiser quality initiatives.

Fees Revenues. Our fees revenues include premium fee-based services such as services for small businesses, Internet broadband services, premium e-mail, sports, photos, games, personals, and music. Other fee-based revenues include royalties, licenses, and mobile services.

For the year ended December 31, 2009, fees revenues decreased approximately $106 million, or 12 percent, compared to 2008. For the year ended December 31, 2008, fees revenues increased approximately $11 million, or 1 percent, compared to 2007. The fluctuations were primarily attributed to changes in certain of our broadband access partnerships, from being fee-paying user based to an advertising revenue sharing model, as well as the outsourcing of the voice over internet protocol, or VOIP, subscription music businesses, and other business lines. Due to these factors and the renewed focus on our display and search revenues, we expect fees revenues to continue to decline for the first quarter of 2010, compared to the first quarter of 2009.

As used in this discussion, “fee-paying users” is based on the total number of fee-based subscriptions aggregated from each Yahoo! Property. To calculate the average revenue per fee-paying user, we divide the revenue generated from the subscriptions by the average fee-paying users during the year.

The number of paying users for our fee-based services decreased to 8.6 million as of December 31, 2009 compared to 9.7 million as of December 31, 2008, a decrease of 11 percent, as a result of the business model changes described above.

The number of paying users for our fee-based services decreased to 9.7 million as of December 31, 2008 compared to 19.0 million as of December 31, 2007, a decrease of 49 percent. As we renewed contracts with broadband partners and our relationships moved from being fee-paying user based to an advertising revenue sharing model, our number of fee-paying users decreased. Adjusting the number of fee-paying users as of December 31, 2007 to remove fee-paying users related to our renewed broadband relationships, our fee-paying users would have been 10.1 million as of December 31, 2007, compared to 9.7 million as of December 31, 2008, a decrease of 4 percent.

Average monthly revenues per paying user was approximately $3.50 for the year ended December 31, 2009, compared to approximately $4.00 and $3.00 for the same periods in 2008 and 2007, respectively. The decrease in average monthly revenues per paying user for the year ended December 31, 2009 compared to 2008 can be attributed to the decline in fees revenues due to our business model changes. The increase in average monthly revenues per paying user for the year ended December 31, 2008 compared to 2007 was due to the change in mix of fee-based subscribers.

Costs and Expenses. Operating costs and expenses consist of cost of revenues, sales and marketing, product development, general and administrative, and amortization of intangible assets. In addition, in 2008, we incurred restructuring charges, net, and a goodwill impairment charge. In 2009, we incurred restructuring charges, net. Cost of revenues consists of traffic acquisition costs (“TAC”), Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Year Ended December 31,						2007-2008		2008-2009
							Dollar Change	Percent Change	Dollar Change	Percent Change
	2007	(1)	2008	(1)	2009	(1)
Cost of revenues(2)	$2,838,758	41%	$3,023,362	42%	$2,871,746	44%	$184,604	7%	$(151,616)	(5)%
Sales and marketing	$1,610,357	23%	$1,563,313	22%	$1,245,350	19%	$(47,044)	(3)%	$(317,963)	(20)%
Product development	$1,084,238	16%	$1,221,787	17%	$1,210,168	19%	$137,549	13%	$(11,619)	(1)%
General and administrative	$633,431	9%	$705,136	10%	$580,352	9%	$71,705	11%	$(124,784)	(18)%
Amortization of intangibles(2)	$107,077	2%	$87,550	1%	$39,106	1%	$(19,527)	(18)%	$(48,444)	(55)%
Restructuring charges, net	$—	—	$106,854	1%	$126,901	2%	$106,854	N/M (3)	$20,047	19%
Goodwill impairment charge	$—	—	$487,537	7%	$—	—	$487,537	N/M (3)	$(487,537)	N/M (3)

(1)	Percent of total revenues.

(2)

For the years ended December 31, 2009, 2008, and 2007, cost of revenues included amortization expense of $145 million, $194 million, and $143 million, respectively, relating to acquired intellectual property rights and developed technology.

(3)	N/M = not meaningful.

Stock-based compensation expense was allocated as follows (in thousands):

	Years Ended December 31,
	2007	2008	2009
Cost of revenues	$10,628	$13,813	$10,759
Sales and marketing	246,472	182,826	141,537
Product development	218,207	178,091	205,971
General and administrative	97,120	63,113	79,820
Restructuring expense accelerations (reversals), net	—	(30,236)	11,062

Total stock-based compensation expense	$572,427	$407,607	$449,149

See Note 1—“The Company and Summary of Significant Accounting Policies” and Note 12—“Employee Benefits” in the Notes to the consolidated financial statements, as well as our Critical Accounting Policies and Estimates, for additional information about stock-based compensation expense.

TAC. TAC consist of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo! Properties. We enter into agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate or variable payments based on a percentage of our revenues or based on a certain metric, such as number of searches or paid clicks. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenues, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenues multiplied by the agreed-upon price or rate.

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

The changes in operating costs and expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$(12,822)	$(26,064)	$(34,517)	$(2,226)	$(32,088)	$(43,899)	$(151,616)
Sales and marketing	(202,630)	(827)	541	(19,441)	—	(95,606)	(317,963)
Product development	(14,735)	(188)	34,462	(6,367)	—	(24,791)	(11,619)
General and administrative	(50,767)	(110)	(3,228)	5,492	—	(76,171)	(124,784)
Amortization of intangibles	—	—	(48,444)	—	—	—	(48,444)
Restructuring charges, net	—	—	—	—	—	20,047	20,047
Goodwill impairment charge	—	—	—	—	—	(487,537)	(487,537)

Total	$(280,954)	$(27,189)	$(51,186)	$(22,542)	$(32,088)	$(707,957)	$(1,121,916)

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

Compensation Expense. Total compensation expense decreased approximately $281 million for the year ended December 31, 2009, compared to 2008. The decrease was primarily due to decreases in our average total headcount across all functions, primarily the sales and marketing function, as a result of our cost initiatives. Total compensation expense increased approximately $54 million for the year ended December 31, 2008, compared to 2007. The increase in 2008 compared to the same period of 2007 was primarily due to increases in our average headcount, mainly in the product development function (partially offset in 2008 by decreased headcount in certain functions, mainly sales and marketing), as well as annual salary increases and higher base salaries across all functions. Product development headcount increased for the maintenance and development of and minor enhancements to existing offerings and services on Yahoo! Properties as well as the maintenance of Yahoo!’s technology platforms and infrastructure. For 2008, the increase in compensation expense was net of a decrease in stock-based compensation expense of $165 million, primarily due to $30 million in reversals of stock-based compensation expense related to employee departures (including the departure of executives) in 2008, compared to 2007 and reversals of $51 million of stock-based compensation expense to reflect an increase in estimated forfeiture rate assumptions related to equity awards for which there were no similar reversals in 2007. As we continue to invest for growth, we expect our headcount to increase during the first quarter of 2010 compared to the same period of 2009.

Information Technology Expenses. Information technology expenses decreased $27 million for the year ended December 31, 2009, compared to 2008. The decreases were due to decreased telecom usage as well as decreased equipment spending. Information technology expenses increased $66 million for the year ended December 31, 2008, compared to 2007. The increase was due to increased telecom usage and data center operating costs.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $51 million for the year ended December 31, 2009, compared to 2008. The decrease was due to decreased amortization expense for fully amortized intangible assets acquired in prior years slightly offset by increased investments in information technology assets and server equipment. Depreciation and amortization expenses increased $131 million for the year ended December 31, 2008, compared to 2007. The increase was due to our investment in information technology assets and server equipment. The increase was slightly offset by a decrease in amortization expense for certain acquired intangible assets being fully amortized as well as an increase in the weighted amortization periods of recently acquired intangible assets.

Facilities Expenses. Facilities expenses decreased $23 million for the year ended December 31, 2009, compared to 2008. The decrease was primarily due to the consolidation of our real estate facilities as part of our cost initiatives. Facilities expenses increased $14 million for the year ended December 31, 2008, compared to 2007. The increase was due to our expansion into new facilities and increased rent expense on our buildings during 2008.

TAC. TAC decreased $32 million for the year ended December 31, 2009, compared to 2008. The decrease was primarily driven by the impact of foreign currency rate fluctuations, offset by changes in Affiliate mix and a small increase in average TAC rates. TAC decreased $47 million for the year ended December 31, 2008, compared to 2007. The decrease in 2008 was primarily due to the sale of Overture Japan to Yahoo Japan. The decrease in TAC was slightly offset by a small increase in average TAC rates and partner mix changes.

Other Expenses. Other expenses decreased $708 million for the year ended December 31, 2009, compared to 2008 mainly due to decreases of $488 million related to the goodwill impairment charge recorded in 2008 for which there was no comparable charge in 2009, decreases in third-party service-provider expenses of $117 million, decreases in content costs of $57 million, and decreases in employee travel and entertainment costs of $39 million. Decreases in third-party service-provider expenses were primarily due to higher advisor costs incurred in 2008 related to Microsoft’s proposal to acquire all or a part of our Company, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense, compared to advisory and employee retention costs incurred in 2009 in connection with the Microsoft search arrangement. The decreases in third-party service provider expenses were also due to a decrease in temporary headcount and consulting projects related to our cost initiatives in 2009. Content costs, included in costs of revenues and driven by our rich media offerings, decreased due to lower content costs for various properties as we transition out of and/or outsource certain business lines.

Other expenses increased $703 million for the year ended December 31, 2008, compared to 2007 mainly due to the goodwill impairment charge of $488 million, increases in third-party service-provider expenses of $125 million, and restructuring charges, net of $107 million. For the year ended December 31, 2008, the increases in outsourced service-provider expenses were primarily the result of incremental costs incurred in general and administrative expense of $79 million for 2008 for outside advisors related to Microsoft’s proposals to acquire all or a part of our Company, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense.

Excluding any advisory, retention costs, or reimbursements related to the Microsoft Search Agreement and any restructuring charges arising from ongoing cost initiatives, we currently expect our operating costs to remain relatively flat for the first quarter of 2010 compared to the same period of 2009.

Restructuring Charges, Net. For the years ended December 31, 2008 and 2009, restructuring charges, net was comprised of the following (in thousands):

	Year Ended December 31,
	2008	2009
Employee severance pay and related costs	$109,548	$48,696
Non-cancelable lease, contract terminations, and other charges	19,617	59,285
Other non-cash charges	7,925	7,858

Sub-total before (reversals) accelerations of stock-based compensation expense	137,090	115,839
(Reversals) accelerations of stock-based compensation expense	(30,236)	11,062

Restructuring charges, net	$106,854	$126,901

Q108 Restructuring Plan. During the first quarter of 2008, we implemented a strategic workforce realignment to more appropriately allocate resources to our key strategic initiatives. The strategic workforce realignment involved investing resources in some areas, reducing resources in others, and eliminating some areas of our business that did not support our strategic priorities. During the year ended December 31, 2008, we incurred total pre-tax charges of approximately $27 million in severance pay expenses and related cash expenses in connection with this workforce realignment, net of reversal for adjustments to original estimates totaling $2 million. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the net estimated total strategic workforce realignment pre-tax expense of approximately $15 million, $12 million was related to the U.S. segment and $3 million was related to the International segment. As of December 31, 2008, there was no remaining restructuring accrual related to this strategic workforce realignment.

Q408 Restructuring Plan. During the fourth quarter of 2008, we implemented additional cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. We began to consolidate and exit selected facilities beginning in the fourth quarter of 2008 and expect to continue this process through the second quarter of 2010. We vacated and ceased use of most of the ten facilities in the U.S. and five international facilities identified under the plan. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. Present value computations use discount rates based on published Treasury risk-free interest rates, adjusted for our credit spread, which is consistent with observable credit spreads of companies with similar credit standing. The cost of exiting and terminating our facility leases was determined by referring to the contractual terms of the agreements, by evaluating the current real estate market conditions, and, where applicable, by referring to amounts in negotiation. Our ability to generate the estimated amounts of sublease income, as well as to terminate lease obligations at the estimated amounts, is dependent upon the commercial real estate market conditions in certain geographies at the time we negotiate the lease termination and sublease arrangements with third parties. These amounts represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The fair value measurement of the liability related to exited facilities involves the use of certain significant unobservable inputs and therefore fall within level 3 of the fair value hierarchy established by accounting guidance. The remaining lease obligations will be settled over the remaining lease terms which expire through fiscal 2017 and will be adjusted for changes in estimates or the impact of sublease contracts. During the year ended December 31, 2008, we incurred severance, facility, and other restructuring costs of $110 million related to the Q408 restructuring plan, offset by $18 million related to stock-based compensation expense reversals for unvested stock awards, resulting in a net restructuring charge of $92 million. Of the $92 million in restructuring charges, net recorded in the year ended December 31, 2008 related to the Q408 restructuring plan, $68 million related to our U.S. segment and $24 million related to our International segment. During the year ended December 31, 2009, we incurred total pre-tax cash charges for severance benefits provided and facilities vacated of approximately $57 million related to the Q408 restructuring plan in connection with the continued implementation of these initiatives, net of reversal for adjustments to original estimates totaling $8 million. Of the $65 million in restructuring charges, net recorded in the year ended December 31, 2009 related to the Q408 restructuring plan, $63 million related to the U.S segment and $2 million related to the International segment.

As of December 31, 2009, the aggregate outstanding restructuring liability related to the Q408 restructuring plan was $60 million, most of which relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which end by the second quarter of 2017.

Q209 Restructuring Plan. During the second quarter of 2009, we implemented new cost reduction initiatives to further reduce our worldwide workforce by approximately 5 percent. The restructuring plan involves reallocating resources to align with our strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities. During the year ended December 31, 2009, we incurred total pre-tax cash charges of approximately $35 million in severance and other related costs related to the Q209 restructuring plan. The pre-tax charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $27 million in restructuring charges, net recorded in the year ended December 31, 2009 related to the Q209 restructuring plan, $18 million related to the U.S. segment and $9 million related to the International segment.

As of December 31, 2009, the aggregate outstanding restructuring liability related to the Q209 restructuring plan was $4 million, which we expect to pay out by the end of the third quarter of 2010.

Q409 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our international facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We plan to exit the facility in the third quarter of 2010. During the fourth quarter of 2009, we incurred total pre-tax cash charges of approximately $16 million in severance and other costs related to this realignment. In connection with our strategic realignment efforts, an executive of one of our acquired businesses departed. We incurred $19 million of non-cash stock-based compensation expense for the acceleration of certain of the executive’s stock-based awards pursuant to the acquisition agreements. Of the $35 million in restructuring charges, recorded in the fourth quarter ended of 2009, $19 million related to the U.S. segment and $16 million related to the International segment.

As of December 31, 2009, the aggregate outstanding restructuring liability related to the Q409 restructuring activities was $15 million, most of which relates to employee severance pay expenses that we expect to substantially pay out by the end of the third quarter of 2010.

In addition to the charges described above, we currently expect to incur future charges of approximately $28 million to $38 million for non-cancelable lease costs and relocation costs as we continue to exit facilities identified as part of the Q408 restructuring plan and Q409 restructuring activities, of which $25 million to $33 million relates to the U.S. segment and $3 million to $5 million relates to the International segment. The expected future charges are expected to be recorded primarily in 2010 and 2011. See Note 16—“Restructuring charges, net” in the Notes to the consolidated financial statements for additional information.

Goodwill Impairment Charge. We conduct our annual goodwill impairment test as of October 31 each year. Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. As a result of this test in 2008, we previously concluded that the carrying value of our European reporting unit exceeded its fair value and recorded a goodwill impairment charge of approximately

$488 million. At the time of this test in 2008, the fair values of our other reporting units exceeded their carrying values by a significant margin and therefore goodwill in those reporting units was not impaired. The goodwill impairment in our European reporting unit resulted from a combination of factors, including the global economic downturn, a persistent decline in business conditions, reductions in projected operating results, reductions in estimated future cash flows, and decreases in revenue and earnings multiples of comparable companies in the region. We had no goodwill impairment charges in the year ended December 31, 2009.

Significant changes in the economic environment and our operating results may result in future impairment of our reporting units. See Note 5—“Goodwill” in the Notes to the consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (in thousands):

	Years Ended December 31,			2007-2008 Dollar Change	2008-2009 Dollar Change
	2007	2008	2009
Interest and investment income	$129,541	$86,056	$22,116	$(43,485)	$(63,940)
Investment gains (losses), net	1,730	(351)	3,702	(2,081)	4,053
Gain on divestiture of Yahoo! China	8,066	—	—	(8,066)	—
Gain on sale of Overture Japan	6,175	—	—	(6,175)	—
Gain on sale of Kelkoo SAS	—	25,149	—	25,149	(25,149)
Gain on sales of marketable equity securities	—	—	164,851	—	164,851
Imputed interest on convertible debt(*)	(35,240)	(9,088)	—	26,152	9,088
Other	8,499	(28,016)	(3,141)	(36,515)	24,875

Total other income, net	$118,771	$73,750	$187,528	$(45,021)	$113,778

(*)	Refer to Note 9—“Debt” in the Notes to the consolidated financial statements for additional information.

Other income, net was $188 million for the year ended December 31, 2009, an increase of $114 million, compared to 2008. Interest and investment income for the year ended December 31, 2009 decreased due to lower average interest rates compared to the same periods in 2008. Average interest rates were less than 1 percent in 2009, compared to 2.8 percent in 2008. Gains on sales of marketable equity securities include gains from sales of publicly traded companies. In May 2009, we sold all of our Gmarket shares for net proceeds of $120 million. We recorded a pre-tax gain of $67 million ($42 million after tax) in connection with the sale of our Gmarket shares. In September 2009, we sold our direct investment in Alibaba.com for net proceeds of $145 million. We recorded a pre-tax gain of $98 million ($60 million after tax) in connection with the sale of our Alibaba.com shares. We had no imputed interest on our convertible debt in 2009, compared to a charge of $9 million in 2008. Other charges decreased by $25 million for the year ended December 31, 2009, compared to 2008, primarily due to foreign exchange re-measurement of assets and liabilities denominated in non-functional currencies.

Other income, net was $74 million for the year ended December 31, 2008, a decrease of $45 million, compared to 2007. Interest and investment income for the year ended December 31, 2008 decreased $43 million due to lower average interest rates, compared to 2007. In the year ended December 31, 2008, higher average invested balances for 2008, compared to 2007, were offset by lower average interest rates of 2.8 percent in 2008, compared to 4.3 percent in 2007. Imputed interest on our convertible debt decreased $26 million for the year ended December 31, 2008, compared to 2007. Other decreased by $37 million for the year ended December 31, 2008, compared to 2007, primarily due to foreign exchange re-measurement of assets and liabilities denominated in non-functional currencies. Other income, net for the year ended December 31, 2007 included a $6 million gain from the sale of Overture Japan and an $8 million non-cash gain arising from the reduction in our ownership in Alibaba Group, which was treated as an incremental sale of additional equity interests in Yahoo! China. Other income, net for the year ended December 31, 2008 included a $25 million gain from the sale of Kelkoo SAS.

Other income, net may fluctuate in future periods due to changes in our average investment balances, changes in interest and foreign exchange rates, realized gains and losses on investments, and impairments of investments.

Income Taxes. The provision for income taxes for the year ended December 31, 2009 differs from the amount computed by applying the federal statutory income tax rate primarily due to the effect of non-U.S. operations, non-deductible stock-based compensation expense, benefits due to state taxes resulting from California state tax law changes, and the net impact of tax restructuring.

The following table summarizes the differences between our provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and earnings in equity interests (dollars in thousands):

	Years Ended December 31,
	2007(2)	(1)	2008(2)	(1)	2009	(1)
Income tax at the U.S. federal statutory rate of 35 percent	$284,963	35%	$30,349	35%	$200,976	35%
State income taxes, net of federal benefit	30,881	4%	(8,925)	(10)%	(4,549)	(1)%
Change in valuation allowance	9,806	1%	25,674	30%	13,521	2%
Stock-based compensation expense	34,011	4%	44,938	52%	28,322	5%
Research tax credits	(8,618)	(1)%	(13,954)	(16)%	(11,046)	(2)%
Effect of non-U.S. operations	(37,238)	(4)%	18,403	21%	20,126	4%
Meals and entertainment	2,770	0%	2,816	3%	1,386	0%
Settlement with tax authorities	—	—	(5,245)	(6)%	—	—
Goodwill impairment charge	—	—	170,644	197%	—	—
Tax restructuring, net of reserve	—	—	—	—	(25,583)	(4)%
Other	6,293	1%	(5,694)	(7)%	(3,832)	(1)%

Provision for income taxes	$322,868	40%	$259,006	299%	$219,321	38%

(1)	Percent of income before provision for income taxes and earnings in equity interests.

(2)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

The effective tax rate for the year ended December 31, 2009 was 38 percent, compared to 299 percent in 2008. The primary reasons for the lower effective tax rate in 2009 compared to 2008 were due to the fact that 2008 pre-tax income included a $488 million goodwill impairment charge, the majority of which was non-deductible for tax purposes, and that benefits resulting from tax restructuring activities were implemented in 2009. The 2008 effective tax rate included the cumulative tax benefit of a favorable state tax ruling granted in 2008 and retroactive to 2007. The 2007 provision for income taxes reflects a tax benefit related to the release of deferred tax liabilities in connection with changes to our worldwide entity structure in 2007.

Our U.S. federal and California income tax returns for the years ended December 31, 2005 and 2006 are currently under examination by the Internal Revenue Service (“IRS”) and the California Franchise Tax Board. Additionally, we are seeking early resolution of a 2009 U.S. federal income tax position by means of a pre-filing agreement with the IRS. The issues relate to capital losses available for carry forward, intercompany transactions and research and development tax credits. The IRS is expected to notify us of their conclusions during 2010. We believe adequate reserves have been provided for all issues; however, it is reasonably possible that our unrecognized tax benefits could increase once the results are known. An estimate of the range of possible outcomes cannot be made at this time. The U.S. Federal Research and Development tax credit expires on December 31, 2009. It is uncertain whether this credit will be available in 2010, as it has not yet been signed into law. As a result, we expect our effective tax rate may increase in 2010 compared to 2009.

Earnings in Equity Interests. Earnings in equity interests for the year ended December 31, 2009 was approximately $250 million. Earnings in equity interests for the year ended December 31, 2008 was approximately $597 million, including a $401 million non-cash gain related to Alibaba Group’s IPO of Alibaba.com, net of tax. In connection with the IPO, we made a direct investment of 1 percent in Alibaba.com, which we sold during the third quarter of 2009 for net proceeds of $145 million. In 2008, we also recorded an impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of the Alibaba.com investment to fair value. Earnings in equity interests for the year ended December 31, 2007 were approximately $151 million (net of $7 million related to tax benefits on dividends received and net of $17 million related to the tax benefit of our share of Alibaba Group’s loss). See Note 4— “Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represents the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our consolidated financial statements. Noncontrolling interests was approximately $7 million in 2009, compared to $6 million and $3 million in 2008 and 2007, respectively. Noncontrolling interests recorded in 2009, 2008, and 2007 were mainly related to our Yahoo! 7 joint venture in Australia.

Business Segment Results

We manage our business geographically. Our primary areas of measurement and decision-making are the U.S. and International. Management relies on an internal management reporting process that provides revenues and segment operating income before depreciation, amortization, and stock-based compensation expense for making financial decisions and allocating resources. Segment operating income before depreciation, amortization, and stock-based compensation expense includes income from operations before depreciation, amortization, and stock-based compensation expense. Management believes that segment operating income before depreciation, amortization, and stock-based compensation expense is an appropriate measure of evaluating the operational performance of our segments. However, this measure should be considered in addition to, not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”).

In January 2010, we announced changes to our business management structure that are expected to be implemented by mid 2010. We are currently assessing the impact on segment reporting for 2010.

Summarized information by segment was as follows (dollars in thousands):

	Years Ended December 31,						2007-2008 % Change	2008-2009 % Change
	2007	(*)	2008	(*)	2009	(*)
Revenues by segment:
United States	$4,724,426	68%	$5,182,308	72%	$4,714,436	73%	10%	(9)%
International	2,244,848	32%	2,026,194	28%	1,745,879	27%	(10)%	(14)%

Total revenues	$6,969,274	100%	$7,208,502	100%	$6,460,315	100%	3%	(10)%

(*)	Percent of total revenues.

	Years Ended December 31,			2007-2008 % Change	2008-2009 % Change
	2007	2008	2009
Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$1,430,923	$1,205,262	$1,095,601	(16)%	(9)%
International	496,112	5,341	486,954	(99)%	N/M (*)

Total segment operating income before depreciation, amortization, and stock-based compensation expense	1,927,035	1,210,603	1,582,555	(37)%	31%
Depreciation and amortization	(659,195)	(790,033)	(746,714)	20%	(5)%
Stock-based compensation expense	(572,427)	(407,607)	(449,149)	(29)%	10%

Income from operations	$695,413	$12,963	$386,692	(98)%	N/M (*)

(*)	N/M = not meaningful.

Revenues are attributed to individual countries according to the international online property that generated the revenues. No single foreign country accounted for more than 10 percent of revenues in 2009, 2008, or 2007, respectively.

United States. U.S. revenues for the year ended December 31, 2009 decreased approximately $468 million, or 9 percent, as compared to 2008. Our year-over-year decrease in revenues was a result of a decline in advertising across the majority of Yahoo! Properties, particularly search advertising, and in our fee-based services. The decline in revenues was offset by a decline in operating expenses of $278 million for the year ended December 31, 2009 as compared to 2008. U.S. revenues for the year ended December 31, 2008 increased approximately $458 million, or 10 percent, as compared to 2007. The year-over-year increases in 2008 and 2007 were a result of growth in advertising across Yahoo! Properties. More than 95 percent of the 2008 increase, or $453 million, came from marketing services revenues. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2009 decreased $110 million, or 9 percent, as compared to 2008. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2009 includes restructuring charges of $79 million. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2008 decreased $226 million, or 16 percent, as compared to 2007. U.S. operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2008 includes restructuring charges of $107 million.

International. International revenues for the year ended December 31, 2009 decreased approximately $280 million or 14 percent compared to 2008. The decline in international revenues was mainly due to a decline in advertising across the majority of Yahoo! Properties, the sale of Kelkoo SAS during the year ended December 31, 2008, and the effects of foreign currency exchange rate fluctuations. The decline in revenues was offset by a decline in operating expenses of $692 million for the year ended December 31, 2009 compared to 2008. International operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2009 increased $482 million compared to 2008. The increase in international operating income before depreciation, amortization, and stock-based compensation expense year-over-year is primarily due to the $488 million goodwill impairment charge related to our European reporting unit in 2008, for which there was no similar charge in 2009. In addition, international operating loss before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2009 included restructuring charges of $28 million.

International revenues for the year ended December 31, 2008 decreased approximately $219 million, or 10 percent, compared to 2007. More than 95 percent of the international revenues decrease in 2008 came from marketing services revenues. The year-over-year decrease is the result of the sale of Overture Japan to Yahoo Japan which negatively impacted revenues by approximately $300 million. Previously, we earned search marketing revenues from advertisers and paid TAC to Yahoo Japan. In the third quarter of 2007, we initiated a new commercial arrangement with Yahoo Japan in which we now provide search marketing services to Yahoo Japan for a service fee. Under this new arrangement, we record marketing services revenues from Yahoo Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo Japan for the delivery of sponsored search results. International operating income before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2008 decreased $491 million, or 99 percent, compared to 2007. The decrease in international operating income before depreciation, amortization, and stock-based compensation expense year-over-year is primarily due to the $488 million goodwill impairment charge related to our European reporting unit which is part of our International segment. See Note 5—“Goodwill” in the Notes to the consolidated financial statements for additional information. In addition, international operating loss before depreciation, amortization, and stock-based compensation expense for the year ended December 31, 2008 includes restructuring charges of $30 million.

International revenues accounted for approximately 27 percent of total revenues during 2009, 28 percent of total revenues during 2008, and 32 percent of total revenues during 2007. Our international operations expose us to foreign currency fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from 2008, our international revenues for 2009 would have been higher than we reported by approximately $176 million and our International segment operating income before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $18 million.

Transactions

Significant acquisitions, strategic investments, and other transactions completed in the last three years include the following:

•	July 2007—Purchased the remaining equity interests in Right Media, Inc., an online advertising exchange, for a total purchase price of $524 million;

•	October 2007—Acquired Zimbra, Inc. (“Zimbra”), a provider of e-mail and collaboration software, for a total purchase price of $303 million;

•	October 2007—Acquired BlueLithium, Inc. (“BlueLithium”), an online global advertising network company, for a total purchase price of $255 million;

•	November 2007—Purchased approximately 1 percent of Alibaba.com for a total purchase price of approximately $101 million in the IPO on the Hong Kong Stock Exchange of Alibaba.com;

•	February 2008—Acquired Maven Networks, Inc. (“Maven”), a leading online video platform provider, for a total purchase price of $143 million;

•	May 2009—Sold our Gmarket shares for net proceeds of $120 million;

•	July 2009—Entered into a binding letter agreement with Microsoft to negotiate and execute a Search and Advertising Services and Sales Agreement and a License Agreement;

•	September 2009—Sold our direct investment in Alibaba.com for net proceeds of $145 million;

•	November 2009—Acquired Maktoob, a leading online portal in the Middle East, for a total purchase price of $164 million; and

•

December 2009—Entered into a Search and Advertising Services and Sales Agreement and License Agreement with Microsoft pursuant to which Microsoft will become Yahoo!’s exclusive platform technology provider for algorithmic and paid search services and Yahoo! will be the exclusive worldwide relationship sales force for Yahoo!’s and Microsoft’s premium search advertisers.

See Note 3—“Acquisitions” and Note 4—“Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information relating to these and other transactions.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2009 (dollars in thousands):

	2007	2008	2009
Cash and cash equivalents	$1,513,930	$2,292,296	$1,275,430
Short-term marketable debt securities	487,544	1,159,691	2,015,655
Long-term marketable debt securities	361,998	69,986	1,226,919

Total cash, cash equivalents, and marketable debt securities	$2,363,472	$3,521,973	$4,518,004

Percentage of total assets	19%	26%	30%

Cash Flow Highlights	2007	2008	2009
Net cash provided by operating activities	$1,918,899	$1,880,241	$1,310,346
Net cash used in investing activities	$(572,502)	$(1,311,783)	$(2,419,238)
Net cash (used in) provided by financing activities	$(1,442,008)	$332,406	$34,597

Our operating activities for each year in the three years ended December 31, 2009 have generated adequate cash to meet our operating needs. As of December 31, 2009, we had cash, cash equivalents, and marketable debt securities totaling $4.5 billion, compared to $3.5 billion as of December 31, 2008.

During the year ended December 31, 2009, we invested $113 million in direct stock repurchases, a net $434 million in capital expenditures, and a net $195 million in acquisitions. The cash used for these investments was offset by $1.3 billion of cash generated from operating activities, $265 million of proceeds from sales of marketable equity securities, and $113 million from the issuance of common stock as a result of the exercise of employee stock options. In 2009, $73 million was used for tax withholding payments related to the net share settlement of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

During the year ended December 31, 2008, we invested $79 million in direct stock repurchases, a net $675 million in capital expenditures, and a net $209 million in acquisitions. The cash used for these investments was offset by $1.9 billion of cash generated from operating activities (including a $350 million one-time payment from AT&T Inc.) and $363 million from the issuance of common stock as a result of the exercise of employee stock options. In 2008, $77 million was used for tax withholding payments related to the net share settlement of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

We have accrued U.S. federal income taxes on the earnings of our foreign subsidiaries except to the extent the earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2009, approximately $2.0 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the U.S. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

We invest excess cash predominantly in marketable debt securities, money market funds, and time deposits that are liquid, highly rated, and the majority of which have effective maturities of less than one year. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices of the historical underlying security or from readily available pricing sources for the identical underlying securities that may not be actively traded as of the valuation date. As of December 31, 2009, certain of our marketable debt securities had a fair value below cost due primarily to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment. We have no current requirement or intent to sell these securities. We expect to recover up to (or beyond) the initial cost of the investment.

We expect to continue to generate positive cash flow from operations for the first quarter of 2010. We use cash generated by operations as our primary source of liquidity because we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity, or debt securities, or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 8—“Investments” in the Notes to the consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, and non-operating gains and losses from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense net of stock-based restructuring expense reversals, non-cash restructuring charges, goodwill impairment, tax benefits from stock-based awards, and excess tax benefits from stock-based awards. Cash provided by operating activities was greater than net income in 2009 mainly due to the net impact of non-cash adjustments to income. In the year ended December 31, 2008, operating cash flows were positively impacted by changes in working capital balances, including a one-time payment from AT&T Inc.

Cash used in investing activities is primarily attributable to capital expenditures, purchases, sales and maturities of marketable debt securities, purchases of intangible assets, as well as acquisitions including our strategic investments. Our capital expenditures totaled $434 million in 2009, $675 million in 2008, and $602 million in 2007. Our capital expenditures have been primarily used for purchases and internal development of software to support our offerings and our increased number of users. We invested a net $195 million in acquisitions in 2009, compared to $209 million and $974 million in 2008 and 2007, respectively. Acquisitions and investments in 2009 included the cash outlay for our acquisition of Maktoob. Acquisitions and investments in 2008 included the cash outlay for our acquisition of Maven. Acquisitions and investments in 2007 included cash outlays for our acquisitions of Right Media, Zimbra, and BlueLithium and an investment in Alibaba.com. In 2009 and 2008, we utilized $2.0 billion and $368 million, respectively, for net purchases of marketable debt securities, compared to cash proceeds from the net sales and maturities of marketable debt securities of $1.1 billion in 2007.

Cash used in financing activities is driven by employee option exercises and employee stock purchases offset by our stock repurchases. Our cash proceeds from employee option exercises and employee stock purchases were $113 million in 2009, compared to $363 million and $375 million in 2008 and 2007, respectively.

During 2009, we invested $113 million in the direct repurchase of 7.4 million shares of our common stock at an average price of $15.31 per share. In addition, certain restricted stock awards that vested during 2009 were subject to statutory tax withholding obligations. We reacquired 0.3 million shares of restricted stock awards to satisfy the tax withholding obligations and $5 million was recorded as treasury stock. We paid $68 million related to the net share settlement of 4.4 million shares of restricted stock units which was recorded as a reduction of additional paid-in-capital. During 2008, we invested $79 million in the direct repurchase of 3.4 million shares of our common stock at an average price of $23.39 per share. In addition, certain restricted stock awards that vested during 2008 were subject to statutory tax withholding obligations. We reacquired 1.1 million shares of restricted stock awards to satisfy the tax withholding obligations and $27 million was recorded as treasury stock. We paid $50 million related to the net share settlement of 2.2 million shares of restricted stock units which was recorded as a reduction of additional paid-in-capital. During 2007, we used $1.6 billion in the direct repurchase of 57.9 million shares of our common stock at an average price of $27.34 per share. In addition, certain restricted stock awards that vested during 2007 were subject to statutory tax withholding obligations. We reacquired 70,000 shares of restricted stock awards to satisfy the tax withholding obligations and $2 million was recorded as treasury stock. We paid $4 million related to the net share settlement of 156,000 shares of restricted stock units which was recorded as a reduction of additional paid-in-capital.

In the third quarter of 2007, a $250 million structured stock repurchase transaction, which was entered into in the first quarter of 2007, settled and matured. On the maturity date, we received 8.4 million shares of our common stock at an effective buy-back price of $29.80 per share.

In 2009, 2008, and 2007, $108 million, $125 million, and $35 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. We have accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows. See Note 12—“Employee Benefits” in the Notes to the consolidated financial statements for additional information.

Financing

In April 2003, we issued $750 million of zero coupon senior convertible notes (the “Notes”) which matured on April 1, 2008. During the year ended December 31, 2008, $750 million of the Notes were converted into 36.6 million shares of Yahoo! common stock. See Note 9—“Debt” in the Notes to the consolidated financial statements for additional information.

Stock repurchases

In October 2006, our Board of Directors authorized a stock repurchase program for us to repurchase up to $3.0 billion of our outstanding shares of common stock from time to time over the next five years from the date of authorization, depending on market conditions, stock price, and other factors. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options, awards, and employee stock purchase plan. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Under this program, during the year ended December 31, 2009, we repurchased 7.4 million shares of common stock at an average price of $15.31 per share. Total cash consideration for the repurchased stock was $113 million. In addition, upon the vesting of certain restricted stock awards during the year ended December 31, 2009, we reacquired 0.3 million shares of such vested stock to satisfy tax withholding obligations. These repurchased shares were recorded as $5 million of treasury stock and reduced the number of common shares outstanding by 0.3 million. Treasury stock is accounted for under the cost method. See Note 11—“Stockholders’ Equity” in the Notes to the consolidated financial statements for additional information.

Capital expenditures

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $434 million in 2009, compared to $675 million in 2008 and $602 million in 2007. Our capital expenditures in 2010 are expected to be higher compared to 2009 as we continue to invest in our infrastructure to support additional users and to increase performance to our users.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2009 (in millions):

	Payments Due by Period
	Total	Due in 2010	Due in 2011-2012	Due in 2013-2014	Thereafter
Operating lease obligations(1)	$827	$161	$252	$182	$232
Capital lease obligation(2)	76	7	14	16	39
Affiliate commitments(3)	143	120	23	—	—
Non-cancelable obligations(4)	169	76	65	19	9
FIN 48 obligations including interest and penalties(5)	488	54	—	—	434

Total contractual obligations	$1,703	$418	$354	$217	$714

(1)

We have entered into various non-cancelable operating lease agreements for our offices throughout the U.S. and internationally with original lease periods up to 23 years, expiring between 2010 and 2027. See Note 13—“Commitments and Contingencies” in the Notes to the consolidated financial statements for additional information.

(2)

During the year ended December 31, 2008, we entered into an 11 year lease agreement for a data center in the western U.S. Of the total expected minimum lease commitment of $105 million, $21 million was classified as an operating lease for real estate and $84 million was classified as a capital lease for equipment.

(3)	We are obligated to make minimum payments under contracts to provide sponsored search and/or display advertising services to our Affiliates, which represent TAC.

(4)	We are obligated to make payments under various arrangements with vendors and other business partners, principally for marketing, bandwidth, and content arrangements.

(5)

As of December 31, 2009, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $488 million, of which $54 million is classified as accrued expenses and other current liabilities and $434 million is classified as deferred and other long-term tax liabilities, net on our consolidated balance sheets. As of December 31, 2009, the settlement period for the $434 million long-term income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $44 million through 2023.

Other Commitments. In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint venture and business partners, purchasers of assets or subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our consolidated financial statements.

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Revenue Recognition. Our revenues are generated from marketing services and fees. Marketing services revenues are generated from several offerings including: the display of graphical advertisements, display of text-based links to advertisers’ Websites, listings-based services, and commerce-based transactions. Fees revenues include revenues from a variety of consumer and business fee-based services. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we enter into certain sales transactions that involve multiple elements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) whether fees are fixed or determinable; (3) how the arrangement consideration should be allocated among potential multiple elements; (4) when to recognize revenue on the deliverables; (5) whether all elements of the arrangement have been delivered; (6) whether the arrangement should be reported gross as a principal versus net as an agent; (7) whether we receive a separately identifiable benefit from the purchase arrangements with certain customers for which we can reasonably estimate fair value; and (8) whether the consideration received from a vendor should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Income Taxes. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. See Note 10—“Income Taxes” in the Notes to the consolidated financial statements for additional information. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

We record a valuation allowance against certain of our deferred income tax assets if it is more likely than not that those assets will not be realized. In evaluating our ability to realize our deferred income tax assets we consider all available positive and negative evidence, including our operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. In the event we were to determine that we would be able to realize these deferred income tax assets in the future, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

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

We base cash flow projections for each reporting unit using a five-year forecast of cash flows and a terminal value based on the Perpetuity Growth Model. The five-year forecast and related assumptions were derived from the most recent annual financial forecast for which the planning process commenced in our fourth quarter. Key assumptions in estimating future cash flows include, among other items, revenue and operating expense growth rates, terminal value growth rate, and capital expenditure and working capital levels. Significant management judgment is involved in determining these assumptions.

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

We conducted our annual goodwill impairment test as of October 31, 2009 and determined that the fair values of our reporting units exceeded their carrying values by a significant margin and therefore goodwill in those reporting units was not impaired.

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

Stock-Based Compensation Expense. We recognize stock-based compensation expense net of an estimated forfeiture rate and therefore only recognize compensation expense for those shares expected to vest over the service period of the award. Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based options, stock price volatility, and the pre-vesting award forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year ended December 31, 2009 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. In addition, because many of our stock-based awards have vesting schedules of two or three years cliff vests, a significant change in our actual or expected forfeiture experience will result in the reversal of stock-based compensation which was recorded in prior years for all unvested awards. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. See Note 12—“Employee Benefits” in the Notes to the consolidated financial statements for additional information.

Recent Accounting Pronouncements

See Note 1—“The Company and Summary of Significant Accounting Policies” in the Notes to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes, foreign currency exchange rate fluctuations, and changes in the market values of our investments.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to our cash and marketable debt securities portfolio. We invest excess cash in money market funds, time deposits, and liquid debt instruments of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable debt securities and cash equivalents.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2009 and 2008, we had investments in short-term marketable debt securities of approximately $2.0 billion and $1.2 billion, respectively. Such investments had a weighted-average yield of less than 1.0 percent and 1.2 percent, respectively. As of December 31, 2009 and 2008, we had investments in long-term marketable debt securities of approximately $1.2 billion and $70 million, respectively. Such investments had a weighted average yield of approximately 1.0 percent and 4.0 percent, respectively. A hypothetical 100 basis point increase in interest rates would result in an approximate $25 million and $2 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2009 and 2008, respectively.

Foreign Currency Risk. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from 2008, our international revenues for 2009 would have been higher than we reported by approximately $176 million and our International segment operating income before depreciation, amortization, and stock-based compensation expense would have been higher than we reported by $18 million.

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the consolidated statements of income. During 2009, our net realized and unrealized foreign currency transaction loss was not material. During 2008 and 2007, we recorded realized and unrealized foreign currency transaction net losses of $25 million and foreign currency transaction net gains of $7 million, respectively.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments.

We have investments in marketable debt securities. Our cash and debt investment policy and strategy attempt primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2009 and 2008, net unrealized gains and losses on these investments were not material.

We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale or investment in equity interests. These investments may be subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. Our investments in available-for-sale equity securities amounted to $3 million and $87 million, respectively, as of December 31, 2009 and 2008. During the year ended December 31, 2009, we realized gains of $67 million related to the sale of our investment in Gmarket. Our realized gains and losses from the sale of available-for-sale investments were not material in 2008. During the year ended December 31, 2008, we recorded an other-than-temporary impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of our direct investment in Alibaba.com to fair value. During the year ended December 31, 2009, we sold our direct investment in Alibaba.com for net proceeds of $145 million and recorded a pre-tax gain of $98 million in other income, net.

Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these available-for-sale investments, the fair value of our equity investments would decrease by less than $1 million as of December 31, 2009 and $9 million as of December 31, 2008.

Item 8.	Financial Statements and Supplementary Data

Page
Index To Consolidated Financial Statements

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	57
Consolidated Statements of Income for each of the three years in the period ended December 31, 2009	58
Consolidated Balance Sheets as of December 31, 2008 and 2009	59
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009	60
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2009	61
Notes to Consolidated Financial Statements	63

Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2009	109
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2009	110

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2008 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted new authoritative guidance on accounting for uncertain tax benefits. In addition, as discussed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company adopted new authoritative guidance on accounting for convertible debt instruments that may be settled in cash upon conversion.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2010

Yahoo! Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2007	2008	2009
	(In thousands, except per share amounts)
Revenues	$6,969,274	$7,208,502	$6,460,315
Cost of revenues	2,838,758	3,023,362	2,871,746

Gross profit	4,130,516	4,185,140	3,588,569

Operating expenses:
Sales and marketing	1,610,357	1,563,313	1,245,350
Product development	1,084,238	1,221,787	1,210,168
General and administrative	633,431	705,136	580,352
Amortization of intangibles	107,077	87,550	39,106
Restructuring charges, net	—	106,854	126,901
Goodwill impairment charge	—	487,537	—

Total operating expenses	3,435,103	4,172,177	3,201,877

Income from operations	695,413	12,963	386,692
Other income, net	118,771	73,750	187,528

Income before provision for income taxes and earnings in equity interests	814,184	86,713	574,220
Provision for income taxes	(322,868)	(259,006)	(219,321)
Earnings in equity interests	150,689	596,979	250,390

Net income	642,005	424,686	605,289
Less: Net income attributable to noncontrolling interests	(2,850)	(5,765)	(7,297)

Net income attributable to Yahoo! Inc.	$639,155	$418,921	$597,992

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.48	$0.31	$0.43

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.47	$0.29	$0.42

Shares used in per share calculation—basic	1,338,987	1,369,476	1,397,652

Shares used in per share calculation—diluted	1,366,264	1,391,230	1,415,658

Stock-based compensation expense by function:
Cost of revenues	$10,628	$13,813	$10,759
Sales and marketing	246,472	182,826	141,537
Product development	218,207	178,091	205,971
General and administrative	97,120	63,113	79,820
Restructuring expense (reversals) accelerations, net	—	(30,236)	11,062

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,
	2008	2009
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$2,292,296	$1,275,430
Short-term marketable debt securities	1,159,691	2,015,655
Accounts receivable, net of allowance of $51,600 and $41,003 as of December 31, 2008 and 2009, respectively	1,060,450	1,003,362
Prepaid expenses and other current assets	233,061	300,325

Total current assets	4,745,498	4,594,772
Long-term marketable debt securities	69,986	1,226,919
Property and equipment, net	1,536,181	1,426,862
Goodwill	3,440,889	3,640,373
Intangible assets, net	485,860	355,883
Other long-term assets	233,989	194,933
Investments in equity interests	3,177,445	3,496,288

Total assets	$13,689,848	$14,936,030

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$151,897	$136,769
Accrued expenses and other current liabilities	1,139,894	1,169,815
Deferred revenue	413,224	411,144

Total current liabilities	1,705,015	1,717,728
Long-term deferred revenue	218,438	122,550
Capital lease and other long-term liabilities	77,062	83,021
Deferred and other long-term tax liabilities, net	420,372	494,095

Total liabilities	2,420,887	2,417,394
Commitments and contingencies (Note 13)	—	—
Yahoo! Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,600,220 shares issued and 1,391,560 shares outstanding as of December 31, 2008 and 1,413,718 shares issued and 1,406,075 shares outstanding as of December 31, 2009	1,595	1,410
Additional paid-in capital	11,643,635	10,640,367
Treasury stock at cost, 208,660 shares as of December 31, 2008 and 7,643 shares as of December 31, 2009	(5,267,484)	(117,331)
Retained earnings	4,752,920	1,599,638
Accumulated other comprehensive income	120,276	369,236

Total Yahoo! Inc. stockholders’ equity	11,250,942	12,493,320
Noncontrolling interests	18,019	25,316

Total equity	11,268,961	12,518,636

Total liabilities and equity	$13,689,848	$14,936,030

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2008	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$642,005	$424,686	$605,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	409,366	508,812	554,546
Amortization of intangible assets	249,829	281,221	184,309
Stock-based compensation expense, net	572,427	407,607	449,149
Non-cash restructuring charges	—	7,925	7,301
Goodwill impairment charge	—	487,537	—
Tax benefits from stock-based awards	76,138	117,716	6,860
Excess tax benefits from stock-based awards	(35,427)	(125,114)	(108,487)
Deferred income taxes	(227,137)	(39,035)	(90,562)
Earnings in equity interests	(150,689)	(596,979)	(250,390)
Dividends received from equity investees	15,156	18,942	27,628
Losses (gains) from sales of investments, assets, and other, net	8,060	(10,347)	(160,634)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(88,738)	(62,082)	81,959
Prepaid expenses and other	132,437	(15,777)	21,585
Accounts payable	45,101	(23,840)	(19,684)
Accrued expenses and other liabilities	184,805	325,030	106,096
Deferred revenue	85,566	173,939	(104,619)

Net cash provided by operating activities	1,918,899	1,880,241	1,310,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(602,276)	(674,829)	(433,795)
Purchases of marketable debt securities	(1,105,043)	(2,317,004)	(5,048,462)
Proceeds from sales of marketable debt securities	571,199	285,753	136,538
Proceeds from maturities of marketable debt securities	1,672,521	1,663,569	2,884,926
Proceeds from sales of marketable equity securities	—	—	265,194
Acquisitions, net of cash acquired	(973,577)	(208,958)	(195,106)
Purchases of intangible assets	(110,378)	(71,310)	(32,185)
Other investing activities, net	(24,948)	10,996	3,652

Net cash used in investing activities	(572,502)	(1,311,783)	(2,419,238)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	375,066	363,354	112,673
Repurchases of common stock	(1,583,919)	(79,236)	(113,444)
Structured stock repurchases, net	(250,000)	—	—
Excess tax benefits from stock-based awards	35,427	125,114	108,487
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(6,456)	(76,752)	(73,119)
Other financing activities, net	(12,126)	(74)	—

Net cash (used in) provided by financing activities	(1,442,008)	332,406	34,597

Effect of exchange rate changes on cash and cash equivalents	39,670	(122,498)	57,429
Net change in cash and cash equivalents	(55,941)	778,366	(1,016,866)
Cash and cash equivalents at beginning of year	1,569,871	1,513,930	2,292,296

Cash and cash equivalents at end of year	$1,513,930	$2,292,296	$1,275,430

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2007	2008	2009
	(In thousands)
Common stock
Balance, beginning of year	$1,493	$1,527	$1,595
Common stock issued (retired), net	34	68	(185)

Balance, end of year	1,527	1,595	1,410

Additional paid-in capital
Balance, beginning of year	8,615,915	10,032,252	11,643,635
Common stock and stock-based awards issued	665,695	363,322	112,654
Stock-based compensation expense	593,451	434,639	463,469
Tax benefits from stock-based awards	76,138	117,716	6,860
Tax withholdings related to net share settlements of restricted stock units	(4,466)	(49,276)	(68,344)
Debt conversions	287	749,516	—
Retirement of treasury stock	—	—	(1,516,895)
Adoption of new authoritative guidance relating to convertible debt instruments	95,242	—	—
Other	(10,010)	(4,534)	(1,012)

Balance, end of year	10,032,252	11,643,635	10,640,367

Treasury stock
Balance, beginning of year	(3,324,863)	(5,160,772)	(5,267,484)
Repurchases of common stock	(1,833,920)	(79,236)	(113,444)
Tax withholdings related to net share settlements of restricted stock awards	(1,989)	(27,476)	(4,780)
Retirement of treasury stock	—	—	5,268,377

Balance, end of year	(5,160,772)	(5,267,484)	(117,331)

Retained earnings
Balance, beginning of year	3,717,560	4,333,999	4,752,920
Net income attributable to Yahoo! Inc.	639,155	418,921	597,992
Adoption of new authoritative guidance relating to uncertain tax benefits effective January 1, 2007	46,304	—	—
Adoption of new authoritative guidance relating to convertible debt instruments	(69,020)	—	—
Retirement of treasury stock	—	—	(3,751,274)

Balance, end of year	4,333,999	4,752,920	1,599,638

Accumulated other comprehensive income
Balance, beginning of year	150,505	331,202	120,276
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	5,074	(20,017)	(1,936)
Foreign currency translation adjustment, net of tax	175,623	(190,909)	250,896

Balance, end of year	331,202	120,276	369,236

Total Yahoo! Inc. stockholders’ equity	$9,538,208	$11,250,942	$12,493,320

The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
	2007	2008	2009
	(In thousands)
Comprehensive income
Net income	$642,005	$424,686	$605,289
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities, net of taxes of $(8,131), $18,736, and $10,276 for 2007, 2008, and 2009, respectively	2,999	(21,195)	(9,652)
Reclassification adjustment for realized losses (gains) included in net income, net of taxes of $(1,384), $(785), and $(10,060) for 2007, 2008, and 2009, respectively	2,075	1,178	7,716

Net change in unrealized gains (losses) on available-for-sale securities, net of tax	5,074	(20,017)	(1,936)
Foreign currency translation adjustment, net of tax	175,623	(190,909)	250,896

Other comprehensive income (loss)	180,697	(210,926)	248,960

Comprehensive income	822,702	213,760	854,249
Less: Comprehensive income attributable to noncontrolling interests	(2,850)	(5,765)	(7,297)

Comprehensive income attributable to Yahoo! Inc.	$819,852	$207,995	$846,952

	Number of Outstanding Shares
	(In thousands)
Common stock
Balance, beginning of year	1,360,247	1,330,828	1,391,560
Common stock and restricted stock issued	36,968	28,609	22,227
Repurchases of common stock	(66,332)	(3,388)	(7,409)
Debt conversions	13	36,563	—
Tax withholdings related to net share settlements of restricted stock awards	(68)	(1,052)	(303)

Balance, end of year	1,330,828	1,391,560	1,406,075

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), attracts hundreds of millions of users every month through its engaging content and services and innovative technology, making it one of the most trafficked Internet destinations and a world class online media company. Yahoo!’s vision is to be the center of people’s online lives by delivering personally relevant, meaningful Internet experiences. To users, the Company provides online properties and services (“Yahoo! Properties” or our “Owned and Operated sites”). To advertisers, the Company provides a range of marketing services designed to reach and connect with users of its Owned and Operated sites, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (“Affiliates”) that have integrated its advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. The Company believes that its marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences. The Company generates revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services the Company provides to users are free, Yahoo! does charge fees for a range of premium services.

Basis of Presentation. The consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. Effective January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) authoritative guidance requiring that a noncontrolling interest held by others in a subsidiary be part of the equity of the controlling group and reported on the balance sheet within the equity section as a distinct item separate from the Company’s equity. In accordance with this guidance, minority interests have been re-captioned to noncontrolling interests and reported separately in equity for 2009 and prior periods. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of acquisition. Certain prior year amounts have been reclassified to conform to the current year presentation. Effective July 1, 2009, the Company adopted the Accounting Standards CodificationTM (the “Codification”), as issued by the FASB. The Codification became the single source of authoritative generally accepted accounting principles (“GAAP”) in the U.S.

The preparation of consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, stock-based compensation, goodwill and other intangible assets, income taxes, contingencies, and restructuring charges. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Cash consideration received in an arrangement with a provider may require consideration of classification of amounts received as revenue or a reimbursement of costs incurred. Additionally, the Company reports revenue for which it is the primary obligor in the arrangement and for which it provided a product or service at the gross amount.

Marketing services revenues are generated from several offerings including the display of graphical advertisements (“display advertising”), the display of text-based links to an advertiser’s Website (“search advertising”), listing-based services, and commerce-based transactions.

The Company recognizes revenues from display advertising on Yahoo! Properties as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year and in some cases the terms may be up to three years. Certain advertising agreements often involve multiple elements (arrangements with more than one deliverable).

The Company also recognizes revenues from search advertising, which are placed on Yahoo! Properties. Search advertising revenue is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s listing.

Marketing services revenues also includes listings and transaction revenues. Listings revenues are generated from a variety of consumer and business listings-based services, including access to the Yahoo! HotJobs database and classified advertising such as Yahoo! Autos, Yahoo! Real Estate, and other services. The Company recognizes listings revenues when the services are performed. Transaction revenues are generated from facilitating commercial transactions through Yahoo! Properties, principally from Small Business, Yahoo! Travel and Yahoo! Shopping. The Company recognizes transaction revenues when there is evidence that qualifying transactions have occurred (for example, when travel arrangements are booked through Yahoo! Travel).

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

Current deferred revenue is comprised of contractual billings in excess of recognized revenues and payments received in advance of revenue recognition. Long-term deferred revenue includes amounts received from customers for which services will not be delivered within the next 12 months.

Restructuring Charges. The Company has developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce operating expenses, and better align its resources to market conditions. As a result of these plans, the Company has recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of its workforce, office closures, losses on subleases and contract termination costs. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan. In addition, (i) liabilities associated with exit and disposal activities are measured at fair value; (ii) one-time

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. In addition, a portion of the Company’s restructuring costs related to international employees whose termination benefits are recognized when the amount of such termination benefits becomes estimable and payment is probable.

These restructuring initiatives require management to make estimates in several areas including: (i) realizable values of assets made redundant, obsolete or excessive; (ii) expenses for severance and other employee separation costs; and (iii) the ability to generate sublease income, and to terminate lease obligations at the estimated amounts.

Allowance for Doubtful Accounts. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

TAC. TAC consist of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo! Properties. The Company enters into agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate or variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as the number of searches or paid clicks. The Company expenses, as cost of revenues, TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers. Agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

Product Development. Product development expenses consist primarily of compensation related expenses (including stock-based compensation expense) incurred for research and development, the development of, enhancements to, and maintenance and operation of Yahoo! Properties, advertising products, technology platforms, and infrastructure. Depreciation expense, third-party technology and development expense, and other operating costs are also included in product development.

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $220 million, $190 million, and $197 million for 2007, 2008, and 2009, respectively.

Stock-Based Compensation Expense. The Company recognizes stock-based compensation expense net of an estimated forfeiture rate and therefore only recognizes compensation costs for those shares expected to vest over the service period of the award. Stock-based awards granted on or after January 1, 2006 are valued based on the grant date fair value of these awards; the Company records stock-based compensation expense on a straight-line basis over the requisite service period, generally one to four years.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of income.

Operating and Capital Leases. The Company leases office space and data centers under operating leases and certain data center equipment under a capital lease agreement with original lease periods up to 23 years. Assets acquired under capital leases are amortized over the shorter of the remaining lease term or its estimated useful life which is generally ten to fifteen years. Certain of the lease agreements contain rent holidays and rent escalation provisions. For purposes of recognizing these lease incentives on a straight-line basis over the term of the lease, the Company uses the date of initial possession to begin amortization. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the period of straight-line recognition. For the years ended December 31, 2008 and 2009, the Company expensed approximately $3 million and $5 million of interest, respectively. As of December 31, 2008 and 2009, the Company had a net lease commitment included in capital lease and other long-term liabilities in the consolidated balance sheets of $43 million, respectively.

Income Taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. The Company records a valuation allowance against particular deferred income tax assets if it is more likely than not that those assets will not be realized. The provision for income taxes comprises the Company’s current tax liability and change in deferred income tax assets and liabilities.

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. Income taxes paid were $141 million, $70 million, and $114 million in the years ended December 31, 2007, 2008, and 2009, respectively. Interest paid was not material in any of the years presented. See Note 10—“Income Taxes” for additional information.

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on marketable debt and equity securities categorized as available-for-sale, as well as the Company’s share of its equity investees’ foreign currency translation adjustments.

Cash and Cash Equivalents, Short and Long-Term Marketable Debt and Equity Securities. The Company invests its excess cash in money market funds, time deposits, and liquid debt instruments of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable debt securities and cash equivalents. All investments with an original maturity of three months or less are considered cash equivalents. Investments with maturities of less than 12 months from the balance sheet date are classified as current assets. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell its debt securities as of December 31, 2009. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. When assessing other-than-temporary impairment of equity securities, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value, and whether its cash flow needs may require the Company to sell the investment. If appropriate, the Company records impairment charges equal to the amount that the carrying value of an equity security exceeds the estimated fair value of such security as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. During the years ended December 31, 2007 and 2008, gross realized gains and losses on available-for -sale debt and equity securities were not material. During the year ended December 31, 2009 the Company recognized a gain of $42 million, net of tax, in connection with the sale of its investment in Gmarket.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. A large portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments in a variety of fixed income securities, including government, municipal and highly rated corporate debt obligations and money market funds. Accounts receivable are typically unsecured and are derived from revenues earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2008 and 2009, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenues for 2007, 2008, or 2009.

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

Internal Use Software and Website Development Costs. The Company capitalized certain internal use software and Website development costs totaling approximately $111 million, $149 million, and $90 million during 2007, 2008, and 2009, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2007, 2008, and 2009, the amortization of capitalized costs totaled approximately $48 million, $81 million, and $128 million, respectively. Capitalized internal use software and Website development costs are included in property and equipment, net. Included in the capitalized amounts above are $16 million, $22 million, and $14 million, respectively, of stock-based compensation expense in the years ended December 31, 2007, 2008, and 2009.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying values, including goodwill. The Company’s reporting units are based on geography, either at the operating segment level or one level below operating segments. The fair values of the reporting units are estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. In addition, the fair values estimated under these two approaches are validated against each other to ensure consistency. Under the market approach, the Company utilizes publicly-traded comparable company information, specific to the regions in which the reporting units operate, to determine revenue and earnings multiples that are used to value the reporting units adjusted for an estimated control premium. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit discounted by an estimated

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The cash flow projections for each reporting unit are based on a five-year forecast of cash flows, derived from the most recent annual financial forecast, and a terminal value based on the Perpetuity Growth Model. The sum of the fair values of the reporting units is reconciled to the Company’s market capitalization adjusted for an estimated control premium. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. See Note 5—“Goodwill” for additional information.

Intangible Assets. Intangible assets are carried at cost and amortized over their estimated useful lives, generally on a straight-line basis over one to eight years. The Company reviews identifiable amortizable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value.

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

Foreign Currency. The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and is often the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. In addition, the Company records translation gains (losses) related to its foreign equity method investments in accumulated other comprehensive income (loss). The Company records foreign currency transaction gains and losses, realized and unrealized in other income, net in the consolidated statements of income. The Company recorded approximately $7 million of net gains in 2007, and $25 million and $1 million of net losses in 2008 and 2009, respectively.

Recent Accounting Pronouncements

In October 2009, the FASB amended the accounting standards for multiple deliverable revenue arrangements. The amendment will require the arrangement consideration to be allocated based on the relative selling price for each arrangement deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”), third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. The Company is in the process of evaluating the impact of the adoption of this guidance on the Company’s consolidated financial position, cash flows, and results of operations.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 2    BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! COMMON STOCKHOLDERS PER SHARE

Basic and diluted net income per share attributable to Yahoo! common stockholders is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock awards granted under the Company’s 1995 Stock Plan and restricted stock units granted under the 1996 Directors’ Stock Plan (the “Directors’ Plan”)) in accordance with authoritative guidance which became effective January 1, 2009 for stock-based awards with non-forfeitable rights to dividends. Accordingly, all prior period earnings per share have been adjusted. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock, shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the employee stock purchase plan. In addition, potential common shares issuable upon an assumed conversion of the outstanding Notes prior to their maturity and conversion on April 1, 2008 were calculated using the “as if” converted method. These potential common shares were excluded from the denominator for the diluted calculation if including them in the calculation resulted in an increase to earnings per share. In applying the treasury stock method, the Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

For 2007, 2008, and 2009, potentially dilutive securities representing approximately 128 million, 140 million, and 122 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2008	2009
Basic:
Numerator:
Net income attributable to Yahoo!	$639,155	$418,921	$597,992
Less: Net income allocated to participating securities	(1,797)	(435)	(552)

Net income attributable to Yahoo! common stockholders—basic	$637,358	$418,486	$597,440

Denominator:
Weighted average common shares	1,338,987	1,369,476	1,397,652

Net income attributable to Yahoo! common stockholders per share—basic	$0.48	$0.31	$0.43

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2007	2008	2009
Diluted:
Numerator:
Net income attributable to Yahoo!	$639,155	$418,921	$597,992
Less: Net income allocated to participating securities	(1,238)	(265)	(54)
Less: Effect of dilutive securities issued by equity investees	—	(11,501)	(343)

Net income attributable to Yahoo! common stockholders—diluted	$637,917	$407,155	$597,595

Denominator:
Denominator for basic calculation	1,338,987	1,369,476	1,397,652
Weighted average effect of Yahoo! dilutive securities:
Restricted stock and restricted stock units	4,785	5,240	10,371
Stock options and ESPP	22,492	16,514	7,635

Denominator for diluted calculation	1,366,264	1,391,230	1,415,658

Net income attributable to Yahoo! common stockholders per share—diluted	$0.47	$0.29	$0.42

Note 3    ACQUISITIONS

The following table summarizes significant acquisitions (including business combinations, asset acquisitions, and strategic investments) completed during the three years ended December 31, 2009 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles
2007
Right Media	$524	$440	$104
Zimbra	$303	$245	$79
BlueLithium	$255	$224	$42
Other acquisitions	$169	$74	$118
2008
Maven	$143	$87	$65
Other acquisitions	$97	$51	$51
2009
Maktoob	$164	$142	$19
Other acquisitions	$30	$16	$16

Transactions completed in 2007

Right Media. On July 11, 2007, the Company acquired Right Media Inc. (“Right Media”), an online advertising exchange. The Company believed the acquisition of Right Media was an integral piece of the Company’s strategy to build the industry’s leading advertising and publishing network and was a key step in executing the Company’s long-term strategy to change how online advertisers and publishers connect to their audiences in one open advertising community. The purchase price exceeded the fair value of net tangible and identifiable intangible assets acquired from Right Media and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the remaining equity interests (including all outstanding options and restricted stock units) in Right Media. Right Media stockholders were paid

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

in approximately equal parts cash and shares of Yahoo! common stock (approximately 8 million shares) and outstanding Right Media options and restricted stock units were assumed. Assumed Right Media options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock. The acquisition followed the Company’s 20 percent investment in Right Media in October 2006.

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

Zimbra. On October 4, 2007, the Company acquired Zimbra, Inc. (“Zimbra”), a provider of e-mail and collaboration software. The Company believed the acquisition of Zimbra further strengthened its position in Web mail and expanded the Company’s presence in universities, small and medium businesses, and service provider partners. The purchase price exceeded the fair value of net tangible and identifiable intangible assets acquired from Zimbra and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Zimbra. Zimbra stockholders were paid in cash and outstanding Zimbra options and restricted stock units were assumed. Assumed Zimbra options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock.

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

Notes to Consolidated Financial Statements—(Continued)

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

In February 2010, the Company sold its Zimbra, Inc. business. Assets and liabilities sold were not material as of December 31, 2009 and their carrying value did not exceed the selling price.

BlueLithium. On October 15, 2007, the Company acquired BlueLithium, Inc. (“BlueLithium”), an online global advertising network. The Company believed that BlueLithium complements the Company’s leading advertising tools and capabilities. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from BlueLithium and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in BlueLithium. BlueLithium stockholders were paid in cash and outstanding BlueLithium options and restricted stock units were assumed. Assumed BlueLithium options and restricted stock units will be exercisable for, or will settle in, shares of Yahoo! common stock.

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

Notes to Consolidated Financial Statements—(Continued)

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

Year Ended December 31, 2007
Net revenues	$7,054,888
Net income attributable to Yahoo!	$491,013
Net income attributable to Yahoo! common stockholders per share—basic	$0.37
Net income attributable to Yahoo! common stockholders per share—diluted	$0.36

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The above unaudited pro forma financial information includes adjustments for interest income on cash disbursed for the acquisitions, amortization of identifiable intangible assets, stock-based compensation expense, and related tax effects.

Transactions completed in 2008

Maven. On February 11, 2008, the Company acquired Maven Networks, Inc. (“Maven”), a leading online video platform provider. The Company believed that Maven assisted the Company in expanding state-of-the-art consumer video and advertising experiences on Yahoo! and the Company’s network of video publishers across the Web. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Maven and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Maven. Maven stockholders were paid in cash and outstanding Maven options and restricted stock units were assumed. Assumed Maven options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Transactions completed in 2009

Maktoob. On November 11, 2009, the Company acquired Maktoob.com, Inc. (“Maktoob”), a leading online portal in the Middle East. The Company believes the acquisition of Maktoob will accelerate the Company’s growth in the Middle East through Maktoob’s existing strong position in the region and the ability to deliver users a compelling local experience by combining Maktoob’s experienced team with Yahoo!’s scalable technology and products. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Maktoob and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options) in Maktoob. Maktoob stockholders and vested optionholders were paid in cash, and outstanding Maktoob unvested options were assumed. Assumed options are exercisable for shares of Yahoo! common stock.

The total purchase price of $164 million consisted of cash consideration. In connection with the acquisition, the Company issued stock-based awards valued at $1 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to two years.

The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$789
Other tangible assets acquired	6,986
Amortizable intangible assets:
Customer contracts and related relationships	1,900
Developed technology and patents	13,100
Trade name, trademark, and domain name	4,400
Goodwill	142,056

Total assets acquired	169,231
Liabilities assumed	(4,794)

Total	$164,437

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $142 million has been

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the International segment.

Other Acquisitions—Business Combinations. During the year ended December 31, 2009, the Company acquired two other companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $30 million. The total cash consideration of $30 million less cash acquired of $2 million resulted in a net cash outlay of $28 million. Of the purchase price, $16 million was allocated to goodwill, $16 million to amortizable intangible assets, $2 million to tangible assets, $2 million to cash acquired, and $6 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed in 2009 did not have a material impact on the Company’s results of operations, and therefore pro forma disclosures have not been presented.

Note 4    INVESTMENTS IN EQUITY INTERESTS

As of December 31, investments in equity interests consisted of the following (dollars in thousands):

	2008	2009	Percent Ownership of Common Stock
Alibaba Group	$2,216,659	$2,167,007	44%
Alibaba.com	51,999	—	0%
Yahoo Japan	905,672	1,329,281	35%
Other	3,115	—

Total	$3,177,445	$3,496,288

Equity Investment in Alibaba Group. On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba Group, which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China-based businesses, including 3721 Network Software Company Limited (“Yahoo! China”), and direct transaction costs of $8 million. Pursuant to the terms of a shareholder agreement, the Company has an approximate 35 percent voting interest in Alibaba Group, with the remainder of its voting rights subject to a voting agreement with Alibaba Group management. Other investors in Alibaba Group include SOFTBANK. Alibaba Group is a privately-held company. Through its investment in Alibaba Group, the Company has combined its search capabilities with Alibaba Group’s leading online marketplace and online payment system and Alibaba Group’s strong local presence, expertise, and vision in the China market. These factors contributed to a purchase price in excess of the Company’s share of the fair value of Alibaba Group’s net tangible and intangible assets acquired resulting in goodwill.

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

The Company’s initial purchase price was based on acquiring a 40 percent equity interest in Alibaba Group on a fully diluted basis; however, the Company acquired a 46 percent interest based on outstanding shares. In

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

allocating the initial excess of the carrying value of the investment in Alibaba Group over its proportionate share of the net assets of Alibaba Group, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent. As of December 31, 2008 and 2009, the Company’s ownership interest in Alibaba Group was approximately 44 percent.

In the initial public offering (“IPO”) of Alibaba.com on November 6, 2007, Alibaba Group sold an approximate 27 percent interest in Alibaba.com through the issuance of new Alibaba.com shares, the sale of previously held shares in Alibaba.com, and the exchange of certain Alibaba Group shares previously held by Alibaba Group employees for shares in Alibaba.com, resulting in a gain on disposal of interests in Alibaba.com. Accordingly, in the first quarter of 2008, the Company recorded a non-cash gain of $401 million, net of tax, within earnings in equity interests representing the Company’s share of Alibaba Group’s gain, and the Company’s ownership interest in Alibaba Group increased approximately 1 percent from 43 percent to 44 percent.

The Company also recognizes non-cash gains when dilution to its ownership interest in Alibaba Group occurs as these reductions in ownership interest are treated as incremental sales of additional equity interests in Yahoo! China. The Company previously recorded a non-cash gain of approximately $8 million during the year ended December 31, 2007 as a result of the exercise of Alibaba Group’s employee stock options described above. This gain was recorded in other income; net, to account for an approximate 1 percent reduction in the Company’s ownership interest in Alibaba Group from 44 percent in 2006 to 43 percent in 2007. Non-cash gains were not recognized in 2008 and 2009 as the Company’s ownership interest in Alibaba did not decrease from the Company’s 2007 ownership level.

As of December 31, 2009 the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,167,007
Proportionate share of Alibaba Group stockholders’ equity	1,649,710

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity	$517,297

The excess carrying value has been primarily assigned to:
Goodwill	$497,186
Amortizable intangible assets	20,213
Deferred income taxes	(102)

Total	$517,297

The amortizable intangible assets have useful lives not exceeding seven years and a weighted average useful life of approximately five years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Twelve Months Ended September 30,
	2007	2008	2009
Operating data:
Revenues	$290,193	$456,808	$730,336
Gross profit	$208,476	$317,139	$537,974
Loss from operations(1)	$(59,582)	$(236,017)	$(39,460)
Net (loss) income(2)	$(58,860)	$1,909,009	$(19,932)
Net (loss) income attributable to Alibaba Group(2)	$(58,860)	$1,870,093	$(57,346)

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

	September 30, 2008	September 30, 2009
Balance sheet data:
Current assets	$2,585,369	$3,191,097
Long-term assets	$2,193,374	$2,308,099
Current liabilities	$821,174	$1,562,583
Long-term liabilities	$20,131	$24,082
Noncontrolling interests	$187,570	$184,180

(1)

The loss from operations of $236 million for the twelve months ended September 30, 2008 is primarily due to Alibaba Group’s impairment loss on goodwill and intangible assets for which the Company has no basis in its investment balance.

(2)	The net income of $1.9 billion for the twelve months ended September 30, 2008 is primarily due to Alibaba Group’s sale of an approximate 27 percent ownership in Alibaba.com from Alibaba.com’s IPO.

Since acquiring its interest in Alibaba Group, the Company has recorded, in retained earnings, cumulative earnings in equity interests of $333 million and $308 million, respectively as of December 31, 2008 and 2009.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the years ended December 31, 2008 and 2009, these transactions were not material.

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

Equity Investment in Yahoo Japan. During April 1996, the Company signed a joint venture agreement with SOFTBANK, which was amended in September 1997, whereby Yahoo Japan Corporation (“Yahoo Japan”) was formed. Yahoo Japan was formed to establish and manage a local version of Yahoo! in Japan. The fair value of the Company’s approximate 35 percent ownership in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $6 billion as of December 31, 2009.

The investment in Yahoo Japan is being accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of the investments in equity interests balance on the Company’s consolidated balance sheets. The Company records its share of the results of Yahoo Japan and any related amortization expense, one quarter in arrears, within earnings in equity interests in the consolidated statements of income.

As of December 31, 2009, the Company’s ownership interest in Yahoo Japan was approximately 35 percent compared to 34 percent as of December 31, 2008. The 1 percent increase is primarily due to share repurchases undertaken by Yahoo Japan on the open market. The Company’s proportionate share of Yahoo Japan’s total share repurchase amount in excess of its book value was approximately $238 million and has been primarily allocated to goodwill. Prior to and during 2001, Yahoo Japan acquired the Company’s equity interests in certain entities in Japan for total consideration of approximately $65 million, paid partially in shares of Yahoo Japan common stock and partially in cash. As a result of the acquisition, the Company increased its investment in Yahoo Japan, which resulted in approximately $41 million of goodwill. The carrying value of the Company’s investment in Yahoo Japan differs from the amount of the underlying equity in net assets of Yahoo Japan primarily as a result of the goodwill resulting from these transactions. Goodwill is not deductible for tax purposes.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

During the years ended December 31, 2007, 2008 and 2009, the Company received cash dividends from Yahoo Japan in the amounts of $15 million, $19 million, and $26 million, net of tax, respectively, which were recorded as reductions in the Company’s investment in Yahoo Japan.

The following table presents Yahoo Japan’s financial information, as derived from the Yahoo Japan financial statements (in thousands):

	Twelve Months Ended September 30,
	2007	2008	2009
Operating data:
Revenues	$1,933,114	$2,697,518	$3,172,106
Gross profit	$1,836,169	$2,298,364	$2,652,513
Income from operations	$983,844	$1,217,895	$1,443,374
Net income	$512,023	$659,867	$813,759
Net income attributable to Yahoo Japan	$507,850	$653,132	$810,059

	September 30,
	2008	2009
Balance sheet data:
Current assets	$1,202,164	$1,599,624
Long-term assets	$1,923,195	$2,395,863
Current liabilities	$778,110	$997,722
Long-term liabilities	$189,719	$3,556
Noncontrolling interests	$25,665	$26,662

The differences between U.S. GAAP and accounting principles generally accepted in Japan, the standards by which Yahoo Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s consolidated financial statements.

Since acquiring its equity interest in Yahoo Japan, the Company has recorded cumulative earnings in equity interests, net of dividends received and related taxes, of $801 million and $1.1 billion as of December 31, 2008 and 2009, respectively.

During the year ended December 31, 2007, the Company completed the sale of Overture Japan to Yahoo Japan for cash consideration of approximately $19 million. The transaction was accounted for as a sale of assets. In connection with the transaction, the Company recorded a pre-tax gain of $6 million in other income, net.

On September 1, 2007, the Company commenced a new commercial arrangement with Yahoo Japan in which the Company provides search marketing services to Yahoo Japan for a service fee and exited the pre-existing commercial arrangement. Previously, the Company earned marketing services revenues from advertisers and paid TAC to Yahoo Japan. The Company no longer recognizes marketing services revenues and TAC for the delivery of sponsored search results and payments to Affiliates in Japan as Yahoo Japan is responsible for the fulfillment of all advertiser and Affiliate services. Under this new arrangement, the Company records marketing services revenues from Yahoo Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo Japan for the delivery of sponsored search results. In addition to marketing services revenues, the Company continues to record revenues from license fees from Yahoo Japan. The prior commercial arrangement resulted in net costs of approximately $135 million for the year ended December 31, 2007. The new arrangement resulted in revenues of approximately $296 million and $303 million, respectively, for the years ended December 31, 2008 and 2009. As of December 31, 2008 and 2009, the Company had net receivable balances from Yahoo Japan of approximately $39 million and $41 million, respectively.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5    GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2009 were as follows (in thousands):

	U.S.(1)	International(2)(3)	Total
Net balance as of January 1, 2008	$2,518,848	$1,483,182	$4,002,030
Acquisitions and other(4)	68,043	37,342	105,385
Goodwill impairment charge	—	(487,537)	(487,537)
Foreign currency translation adjustments	—	(178,989)	(178,989)

Net balance as of December 31, 2008	2,586,891	853,998	3,440,889
Acquisitions	10,678	148,406	159,084
Foreign currency translation adjustments	—	40,400	40,400

Net balance as of December 31, 2009	$2,597,569	$1,042,804	$3,640,373

(1)	Gross goodwill balances for the U.S. segment were $2.5 billion and $2.6 billion as of January 1, 2008 and December 31, 2009, respectively.

(2)	Gross goodwill balances for the International segment were $1.5 billion and $1.6 billion as of January 1, 2008 and December 31, 2009, respectively.

(3)	International segment includes accumulated impairment losses of $64 million and $552 million as of January 1, 2008 and December 31, 2009, respectively.

(4)	Other includes a reduction of $19 million of goodwill related to the sale of Kelkoo SAS.

In 2008, as a result of the goodwill impairment test, the Company concluded that the carrying value of the European reporting unit, included in the International segment, exceeded its fair value. Accordingly, the Company recorded a goodwill impairment charge of approximately $488 million during 2008 for the difference between the carrying value of the goodwill in the reporting unit and its implied fair value. The fair values of the other reporting units exceeded their estimated carrying values so goodwill in those reporting units was not impaired. The impairment resulted from a combination of factors, including the global economic downturn, a persistent decline in business conditions in the European region, reductions in the Company’s projected operating results and estimated future cash flows, and decreases in revenues and earnings multiples of comparable companies in that region. The 2009 impairment test indicated that the fair value of the reporting units substantially exceeded their carrying values; therefore goodwill in the reporting units was not impaired.

Note 6    INTANGIBLE ASSETS, NET

The following table summarizes the Company’s carrying amount of intangible assets, net (in thousands):

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$178,868	$(79,040)	$99,828
Developed technology and patents	555,669	(205,501)	350,168
Trade names, trademarks, and domain names	128,190	(92,326)	35,864

Total intangible assets, net	$862,727	$(376,867)	$485,860

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$141,484	$(58,252)	$83,232
Developed technology and patents	505,124	(265,839)	239,285
Trade names, trademarks, and domain names	78,528	(45,162)	33,366

Total intangible assets, net	$725,136	$(369,253)	$355,883

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $11 million as of December 31, 2008 and $15 million as of December 31, 2009.

The intangible assets have original estimated useful lives as follows:

•	Customer, affiliate, and advertiser related relationships—three to eight years;

•	Developed technology and patents—less than one year to eight years; and

•	Trade names, trademarks, and domain names—one year to indefinite lived.

The Company recognized amortization expense of intangible assets of approximately $250 million, $281 million, and $184 million for 2007, 2008, and 2009, respectively, including $143 million, $194 million, and $145 million, respectively, included in cost of revenues. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2010: $132 million; 2011: $101 million; 2012: $64 million; 2013: $26 million; 2014: $12 million; and cumulatively thereafter: $4 million.

Note 7    CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other income, net

Other income, net for 2007, 2008, and 2009 were as follows (in thousands):

	Years Ended December 31,
	2007	2008	2009
Interest and investment income	$129,541	$86,056	$22,116
Investment gains (losses), net	1,730	(351)	3,702
Gain on divestiture of Yahoo! China(1)	8,066	—	—
Gain on sale of Overture Japan(1)	6,175	—	—
Gain on sale of Kelkoo SAS	—	25,149	—
Gain on sales of marketable equity securities	—	—	164,851
Imputed interest on convertible debt(2)	(35,240)	(9,088)	—
Other	8,499	(28,016)	(3,141)

Total other income, net	$118,771	$73,750	$187,528

(1)	See Note 4—“Investments in Equity Interests” for additional information related to the gains on the divestiture of Yahoo! China and sale of Overture Japan.

(2)	See Note 9—“Debt” for additional information related to the retrospective adoption of new authoritative guidance on convertible debt instruments effective in 2009.

Interest and investment income consist of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Investment gains (losses), net includes realized gains and losses related to sales of marketable debt securities as well as any declines in the values of such investments judged to be other-than-temporary.

During the year ended December 31, 2008, the Company completed the sale of Kelkoo SAS and recorded a pre-tax gain of approximately $25 million in other income, net. The transaction was accounted for as a sale of a business.

Gains on sales of marketable equity securities include gains from sales of publicly traded companies. In May 2009, the Company sold all of its Gmarket shares for net proceeds of $120 million. The Company recorded a pre-tax gain of $67 million ($42 million after tax) in connection with the Company’s sale of its Gmarket shares. In September 2009, the Company sold its direct investment in Alibaba.com for net proceeds of $145 million. The Company recorded a pre-tax gain of $98 million ($60 million after tax) in connection with the Company’s sale of its Alibaba.com shares.

Other consists primarily of foreign exchange gains and losses due to re-measurement of assets and liabilities denominated in non-functional currencies.

Prepaid expenses and other current assets

As of December 31, prepaid expenses and other current assets consisted of the following (in thousands):

	2008	2009
Prepaid expenses	$70,084	$74,409
Deferred income taxes (Note 10)	143,131	201,614
Other	19,846	24,302

Total prepaid expenses and other current assets	$233,061	$300,325

Property and equipment, net

As of December 31, property and equipment, net consisted of the following (in thousands):

	2008	2009
Land	$170,949	$170,949
Buildings	256,131	256,215
Leasehold improvements	220,305	304,421
Computers and equipment(1)	1,384,000	1,844,776
Furniture and fixtures	67,886	62,685
Assets not yet in use	206,216	142,899

	2,305,487	2,781,945
Less: accumulated depreciation and amortization(2)	(769,306)	(1,355,083)

Total property and equipment, net	$1,536,181	$1,426,862

(1)	Includes data center equipment acquired under a capital lease of approximately $43 million as of both December 31, 2008 and 2009.

(2)	Includes $2 million and $6 million of accumulated depreciation related to the capital lease as of December 31, 2008 and 2009, respectively.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Other long-term assets

As of December 31, other long-term assets consisted of the following (in thousands):

	2008	2009
Deferred income taxes (Note 10)	$36,821	$74,299
Investments in privately-held companies	38,428	44,220
Investments in publicly-held companies	86,629	2,597
Other	72,111	73,817

Total other long-term assets	$233,989	$194,933

Accrued expenses and other current liabilities

As of December 31, accrued expenses and other current liabilities consisted of the following (in thousands):

	2008	2009
Accrued content, connection, traffic acquisition, and other costs	$374,920	$356,462
Deferred income taxes (Note 10)	865	2,622
Accrued compensation and related expenses	318,958	337,387
Accrued taxes payable	23,194	59,515
Accrued professional service expenses	77,032	56,684
Accrued sales and marketing related expenses	44,335	52,484
Accrued restructuring costs	82,268	45,936
Current liability for uncertain tax contingencies	5,519	53,858
Other	212,803	204,867

Total accrued expenses and other current liabilities	$1,139,894	$1,169,815

Deferred and other long-term tax liabilities, net

As of December 31, deferred and other long-term tax liabilities, net consisted of the following (in thousands):

	2008	2009
Deferred income taxes	$68,097	$59,473
Tax contingency accruals(*)	352,275	434,622

Total deferred and other long-term tax liabilities, net (Note 10)	$420,372	$494,095

(*)	Includes interest and penalties.

Accumulated other comprehensive income

As of December 31, the components of accumulated other comprehensive income were as follows (in thousands):

	2008	2009
Unrealized gains and losses on available-for-sale securities, net of tax	$6,857	$4,921
Foreign currency translation, net of tax	113,419	364,315

Accumulated other comprehensive income	$120,276	$369,236

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 8    INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2008
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$935,025	$1,602	$—	$936,627
Municipal bonds	47,687	55	—	47,742
Corporate debt securities and commercial paper	247,554	739	(2,985)	245,308
Corporate equity securities(*)	68,745	17,884	—	86,629

Total investments in available-for-sale securities	$1,299,011	$20,280	$(2,985)	$1,316,306

	December 31, 2009
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,781,674	$868	$(1,825)	$1,780,717
Municipal bonds	465,823	739	(3)	466,559
Corporate debt securities, commercial paper, and bank certificates of deposit	995,291	1,305	$(1,298)	995,298
Corporate equity securities	2,597	—	—	2,597

Total investments in available-for-sale securities	$3,245,385	$2,912	$(3,126)	$3,245,171

	December 31,
	2008	2009
Reported as:
Short-term marketable debt securities	$1,159,691	$2,015,655
Long-term marketable debt securities	69,986	1,226,919
Other assets(*)	86,629	2,597

Total	$1,316,306	$3,245,171

(*)	As of December 31, 2008 these balances include the Company’s investment in Gmarket, which was included as part of other long-term assets in the consolidated balance sheet. The Company sold all of its Gmarket shares in May 2009.

Available-for-sale securities included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2008 and 2009 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,
	2008	2009
Due within one year	$1,159,691	$2,015,655
Due after one year through five years	69,986	1,226,919

Total available-for-sale marketable debt securities	$1,229,677	$3,242,574

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2008
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Total investments in available-for-sale securities(*)	$72,585	$(2,521)	$18,640	$(464)	$91,225	$(2,985)

(*)	Consists of corporate debt securities.

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$886,657	$(1,825)	$—	$—	$886,657	$(1,825)
Municipal bonds	8,760	(3)	—	—	8,760	(3)
Corporate debt securities and commercial paper	352,031	(1,298)	—	—	352,031	(1,298)

Total investments in available-for-sale securities	$1,247,448	$(3,126)	$—	$—	$1,247,448	$(3,126)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency, municipal, corporate debt securities, money market funds, and term deposits with financial institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair market value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell these securities. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The FASB’s authoritative guidance on fair value measurements establishes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$1,024,633	$—	$1,024,633
Available-for-sale securities:
U.S. Government and agency securities(1)	—	1,274,388	1,274,388
Municipal bonds(1)	—	52,816	52,816
Asset-backed securities (1)	—	8,933	8,933
Commercial paper(1)	—	460,933	460,933
Corporate debt securities(1)	—	116,811	116,811

Available-for-sale securities at fair value	$1,024,633	$1,913,881	$2,938,514
Corporate equity securities(2)	86,629	—	86,629

Total assets at fair value	$1,111,262	$1,913,881	$3,025,143

(1)

The money market funds, U.S. Government and agency securities, municipal bonds, asset-backed securities, commercial paper, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the consolidated balance sheet.

(2)	The corporate equity securities are classified as part of other long-term assets in the consolidated balance sheet.

The amount of cash and cash equivalents as of December 31, 2008 includes $583 million in cash deposited with commercial banks, of which $151 million are time deposits.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$364,602	$—	$364,602
Available-for-sale securities:
U.S. Government and agency securities(1)	—	1,938,608	1,938,608
Municipal bonds(1)	—	470,031	470,031
Commercial paper and bank certificates of deposit(1)	—	445,786	445,786
Corporate debt securities(1)	—	641,104	641,104

Available-for-sale securities at fair value	$364,602	$3,495,529	$3,860,131
Corporate equity securities(2)	2,597	—	2,597

Total assets at fair value	$367,199	$3,495,529	$3,862,728

(1)

The money market funds, U.S. Government and agency securities, municipal bonds, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the consolidated balance sheet.

(2)	The corporate equity securities are classified as part of the other long-term assets in the consolidated balance sheet.

The amount of cash and cash equivalents as of December 31, 2009 includes $658 million in cash deposited with commercial banks, of which $205 million are time deposits.

The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the identical underlying security. The fair value of the Company’s Level 2 financial assets is obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. As of December 31, 2009, the Company did not have any material Level 3 financial assets or liabilities.

Note 9    DEBT

In April 2003, the Company issued $750 million of zero coupon senior convertible notes (“the Notes”) due April 1, 2008, resulting in net proceeds to the Company of approximately $733 million after transaction fees of $17 million, which had been deferred and subsequently amortized. The Notes were issued at par, did not bear interest, and were convertible into shares of the Company’s common stock. Upon conversion, the Company had the right to deliver cash in lieu of common stock.

During the year ended December 31, 2008, the holders of the Company’s Notes converted $750 million of the Notes into 36.6 million shares of Yahoo! common stock.

Effective January 1, 2009, the Company adopted the FASB’s new authoritative guidance for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. For these types of convertible debt instruments, the proceeds from the instrument’s issuance must be allocated between the liability and equity components in a manner that reflects interest cost based upon the Company’s borrowing rate at the date of issuance of the convertible debt for a similar debt instrument without the debt conversion feature. The borrowing rate was estimated to be 5 percent for the liability component of the Notes. This effective interest rate was used to calculate the fair value of the Notes using a present value approach and the accretion of interest expense over the life of the Notes.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Upon the adoption of the FASB’s new authoritative guidance, the Company recorded the change in accounting principle as a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2007 totaling $69 million, which represented imputed interest, net of taxes, for the period from issuance to January 1, 2007. The corresponding increase in additional paid-in capital as of January 1, 2007 was $95 million. Imputed interest, which is net of $66 million in taxes, recorded over the life of the Notes resulted in a reduction in retained earnings of $95 million and a corresponding increase in additional paid-in capital of $95 million as of the maturity date.

Imputed interest expense was $35 million and $9 million, respectively, in 2007 and 2008 and is included in other income, net on the consolidated statements of income. See Note 2—“Basic and Diluted Net Income per Share Attributable to Yahoo! Inc. Common Stockholders” for information related to the earnings per share computation.

Note 10    INCOME TAXES

The components of income before income taxes and earnings in equity interests are as follows (in thousands):

	Years Ended December 31,
	2007	2008	2009
United States	$631,293	$448,175	$387,212
Foreign(*)	182,891	(361,462)	187,008

Income before provision for income taxes and earnings in equity interests	$814,184	$86,713	$574,220

(*)	Includes a $488 million goodwill impairment charge in 2008.

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2007	2008	2009
Current:
United States federal	$380,923	$228,209	$191,845
State	87,725	16,603	51,662
Foreign	81,357	53,229	66,376

Total current provision for income taxes	550,005	298,041	309,883

Deferred:
United States federal	(148,319)	8,987	(32,385)
State	(40,217)	(35,064)	(58,660)
Foreign	(38,601)	(12,958)	483

Total deferred provision (benefit) for income taxes	(227,137)	(39,035)	(90,562)

Provision for income taxes	$322,868	$259,006	$219,321

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and earnings in equity interests as follows (in thousands):

	Years Ended December 31,
	2007	2008	2009
Income tax at the U.S. federal statutory rate of 35 percent	$284,963	$30,349	$200,976
State income taxes, net of federal benefit	30,881	(8,925)	(4,549)
Change in valuation allowance	9,806	25,674	13,521
Stock-based compensation expense	34,011	44,938	28,322
Research tax credits	(8,618)	(13,954)	(11,046)
Effect of non-U.S. operations	(37,238)	18,403	20,126
Meals and entertainment	2,770	2,816	1,386
Settlement with tax authorities	—	(5,245)	—
Goodwill impairment charge	—	170,644	—
Tax restructuring, net of reserve	—	—	(25,583)
Other	6,293	(5,694)	(3,832)

Provision for income taxes	$322,868	$259,006	$219,321

The provision for income taxes for the year ended December 31, 2009 differs from the amount computed by applying the federal statutory income tax rate primarily due to the effect of non-U.S. operations, non-deductible stock-based compensation expense, benefits due to state taxes resulting from California state tax law changes and the net impact of tax restructuring.

The effective tax rate for the year ended December 31, 2009 was 38 percent, compared to 299 percent in 2008. The primary reasons for the lower effective tax rate in 2009 compared to 2008 were due to the fact that 2008 pre-tax income included a $488 million goodwill impairment charge, the majority of which was non-deductible for tax purposes, and that benefits resulted from tax restructuring activities implemented in 2009. The 2008 effective tax rate included the cumulative tax benefit of a favorable state tax ruling granted in 2008 and retroactive to 2007. The 2007 provision for income taxes reflects a tax benefit related to the release of deferred tax liabilities in connection with changes to the Company’s worldwide entity structure in 2007.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2009
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$195,306	$171,883
Stock-based compensation expense	287,417	234,108
Non-deductible reserves and expenses	159,735	268,015
Intangible assets	36,664	14,336

Gross deferred income tax assets	679,122	688,342
Valuation allowance	(83,550)	(63,364)

Deferred income tax assets	$595,572	$624,978

Deferred income tax liabilities:
Unrealized investment gains	$(4,838)	$4,404
Purchased intangible assets	(25,942)	(9,684)
Investments in equity interests	(453,802)	(405,880)

Deferred income tax liabilities	$(484,582)	$(411,160)

Net deferred income tax assets	$110,990	$213,818

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2009, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $185 million and $113 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2025. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $112 million and $172 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2020. The state research tax credit carryforwards will not expire. Federal and state net operating loss and tax credit carryovers that result from the exercise of employee stock options were not recorded on the Company’s consolidated balance sheets. Federal and state net operating loss and tax credit carryovers that result from the exercise of employee stock options are accounted for as a credit to additional paid-in-capital if and when realized through a reduction in income taxes payable.

During 2008, the Company recorded a deferred tax liability of $276 million in connection with the non-cash gain recorded related to the IPO of Alibaba.com. This temporary difference and the corresponding deferred tax liability would be subject to reversal upon a taxable sale of the investment by the Company or upon the repatriation of earnings to the Company by Alibaba Group.

The Company has a valuation allowance of approximately $63 million as of December 31, 2009 against certain deferred income tax assets that are not more likely than not to be realized in future periods. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2009 relates to foreign net operating loss and credit carryforwards that will reduce the provision for income taxes if and when recognized.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2009, U.S. income taxes were not provided for on a cumulative total of $2.0 billion of undistributed earnings for certain foreign subsidiaries and a corporate joint venture. If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The Company adopted authoritative guidance on accounting for uncertainty in income taxes on January 1, 2007. As a result of the implementation of these provisions, the Company recognized a $46 million increase to the January 1, 2007 balance of retained earnings related to adjustments to certain unrecognized tax benefits. The total amount of gross unrecognized tax benefits was $893 million as of December 31, 2009, of which up to $699 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2008 and 2009 is as follows (in thousands):

	2008	2009
Unrecognized tax benefits balance at January 1	$685,672	$798,057
Gross increase for tax positions of prior years	70,474	18,027
Gross decrease for tax positions of prior years	(15,065)	(16,044)
Gross increase for tax positions of current year	58,667	102,855
Gross decrease for tax positions of current year	—	—
Settlements	(1,691)	(9,420)
Lapse of statute of limitations	—	—

Unrecognized tax benefits balance at December 31	$798,057	$893,475

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The total unrecognized tax benefits as of December 31, 2008 and 2009 include approximately $452 million and $420 million, respectively, of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining balances are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2008	2009
Total unrecognized tax benefits balance	$798,057	$893,475
Amounts netted against related deferred tax assets	(451,790)	(419,782)

Unrecognized tax benefits recorded on consolidated balance sheets	$346,267	$473,693

Amounts classified as accrued expenses and other current liabilities	$5,519	$53,858
Amounts classified as deferred and other long-term tax liabilities, net	340,748	419,835

Unrecognized tax benefits recorded on consolidated balance sheets	$346,267	$473,693

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2008 and 2009, interest and penalties recorded in the consolidated statements of income were $6 million and $3 million, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2008 and 2009 were approximately $12 million and $15 million, respectively.

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

The Company’s U.S. federal and California income tax returns for the years ended December 31, 2005 and 2006 are currently under examination by the Internal Revenue Service (“IRS”) and the California Franchise Tax Board. Additionally the Company is seeking early resolution of a 2009 U.S. federal income tax position by means of a pre-filing agreement with the IRS. The issues relate to capital losses available for carry forward, intercompany transactions and research and development tax credits. The IRS is expected to notify the Company of their conclusions during 2010. The Company believes adequate reserves have been provided for all issues; however, it is reasonably possible that our unrecognized tax benefits could increase once the results are known. An estimate of the range of possible outcomes cannot be made at this time.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

a person or group attempting to take over the Company without the approval of the Board, the Company’s rights plan could make it more difficult for a third-party to acquire the Company (or a significant percentage of its outstanding capital stock) without first negotiating with the Board regarding that acquisition.

In addition, the Board has the authority to issue up to 10 million shares of Preferred Stock (of which 2 million shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The stockholder rights plan was not adopted in response to any effort to acquire control of the Company. The Company repurchases its common stock from time to time in part to reduce the dilutive effects of our stock options, awards, and employee stock purchase plan.

Stock Repurchases. In October 2006, the Board authorized a new stock repurchase program allowing it to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time over the next five years from the date of authorization, dependent on market conditions, stock price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Under this program, in the year ended December 31, 2007, the Company repurchased 58 million shares of common stock directly at an average price of $27.34 per share. Total cash consideration for the repurchased stock was $1.6 billion. Under this program, in the year ended December 31, 2008, the Company repurchased 3 million shares of common stock directly at an average price of $23.39 per share, for total consideration of $79 million. Under this program, in the year ended December 31, 2009, the Company repurchased 7 million shares of common stock directly at an average price of $15.31 per share, for total consideration of $113 million. The remaining authorization under the Company’s share repurchase program is approximately $973 million.

Structured Stock Repurchase. During the year ended December 31, 2007, the Company entered into a $250 million structured stock repurchase transaction. This transaction matured and settled in 2007. The Company received 8 million shares of its common stock at an effective buy-back price of $29.80 per share. The structured stock repurchase transaction was recorded in stockholders’ equity on the consolidated balance sheets. During the years ended December 31, 2008 and 2009, the Company had no structured stock repurchase transactions.

As of December 31, 2009, the Company has repurchased 216 million shares; 208 million have been retired, resulting in reductions of $0.2 million in common stock, $1.5 billion in additional paid-in-capital, and $3.8 billion in retained earnings, and 8 million are recorded as part of treasury stock. Treasury stock is accounted for under the cost method.

Note 12    EMPLOYEE BENEFITS

Benefit Plans. The Company maintains a Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 50 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent. Employee contributions are fully vested, whereas vesting in matching Company contributions occurs at a rate of 33 percent per year of employment. During 2007, 2008, and 2009, the Company’s contributions to the 401(k) Plan amounted to approximately $19 million, $21 million, and $18 million, respectively. The Company also contributed approximately $18 million, $26 million, and $20 million to its other benefit plans outside of the U.S. for 2007, 2008, and 2009, respectively.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock Plans. The 1995 Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The 1995 Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and dividend equivalents.

Options granted under the 1995 Plan before May 19, 2005 generally expire 10 years after the grant date, and options granted after May 19, 2005 generally expire seven years after the grant date. Options generally become exercisable over a four-year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

The 1995 Plan permits the granting of restricted stock and restricted stock units (collectively referred to as “restricted stock awards”). The Restricted stock award vesting criteria is generally the passing of time, meeting certain performance-based objectives, or a combination of both, and continued employment through the vesting period, (which varies but does not exceed four years). Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense over the corresponding service period.

During 2009, the Board adopted an amended and restated version of the Yahoo! Inc. 1995 Stock Plan (the “Restated 1995 Plan”), subject to approval of the amendments by the Company’s stockholders. At the Company’s annual meeting of stockholders held on June 25, 2009, the Company’s stockholders approved the Restated 1995 Plan. Among other things, the Restated 1995 Plan reflects amendments to (i) increase the number of shares of the Company’s common stock available for award grants under the Restated 1995 Plan by 50 million shares (so that a maximum of 754 million shares of the Company’s common stock may be issued or delivered pursuant to awards granted under the Restated 1995 Plan); (ii) change the share-counting provisions so that each share issued in respect of restricted stock and other “full-value” awards under the Restated 1995 Plan will count as 1.75 shares against the share limits; (iii) extend the Company’s ability to grant new awards under the Restated 1995 Plan until April 2, 2019; (iv) extend the Company’s authority to grant awards under the Restated 1995 Plan intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the 2014 annual meeting of stockholders as well as to grant such performance-based awards that would be payable only in cash; and (v) revise the performance criteria listed in Appendix A to the Restated 1995 Plan for use in connection with such performance-based awards.

The 1995 Restated Plan provides for the issuance of a maximum of 754 million shares of which 114 million shares were still available for issuance as of December 31, 2009.

The Directors’ Plan provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to 9 million shares of the Company’s common stock, of which approximately 5 million were still available for issuance as of December 31, 2009. Each share of the Company’s common stock issued in settlement of restricted stock units granted under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plans’ share limit.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted stock units granted under the Directors’ Plan generally vest in equal quarterly installments over a one year period following the date of grant and, once vested, are generally payable in an equal number of shares of the Company’s common stock on the earlier of the third anniversary of the grant date or the date the director ceases to be a member of the Board.

Non-employee directors are also permitted to elect an award of restricted stock units or a stock option under the Directors’ Plan in lieu of a cash payment of fees for serving as chairperson of a committee of the Board. Such stock options or restricted stock unit awards granted in lieu of cash for chairperson fees are fully vested on the grant date.

Employee Stock Purchase Plan. The Company’s 1996 Employee Stock Purchase Plan allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date.

During 2009, the Board adopted an amended and restated version of the Purchase Plan (“the Restated Purchase Plan”), subject to approval of the amendments by the Company’s stockholders. At the Company’s annual meeting of stockholders held on June 25, 2009, the Company’s stockholders approved the Restated Purchase Plan. Among other things, the Restated Purchase Plan reflects amendments to (i) increase the number of shares authorized for issuance under the Restated Purchase Plan by 30 million shares (so that the maximum aggregate number of shares that may be issued under the Restated Purchase Plan would increase to 75 million shares); and (ii) extend the term of the Restated Purchase Plan so that no new offering period would commence after May 10, 2029.

The Restated Purchase Plan provides for the issuance of a maximum of 75 million shares of common stock of which 40 million shares were available as of December 31, 2009. For the years ended December 31, 2007, 2008, and 2009, stock-based compensation expense related to the activity under the plan was $48 million, $52 million, and $55 million, respectively. As of December 31, 2009, there was $21 million of unamortized stock-based compensation cost related to the Restated Purchase Plan which will be recognized over a weighted average period of 0.7 years.

The Company’s Restated 1995 Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans is summarized as follows (in thousands, except years and per share amounts):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	135,442	$30.10	3.88	$89,688
Options granted	30,010	$12.91
Options exercised(1)	(5,376)	$5.72
Options cancelled/forfeited	(13,264)	$23.74
Options expired	(27,219)	$38.22

Outstanding at December 31, 2009	119,593	$25.74	3.78	$209,807

Vested and expected to vest at December 31, 2009(2)	113,706	$26.02	3.67	$194,215

Exercisable at December 31, 2009	76,551	$29.75	2.78	$103,672

(1)	The Company issued new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The weighted average grant date fair value of options granted in the years ended December 31, 2007, 2008, and 2009 was $8.50, $7.66, and $5.59 per share, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2009 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2009.

The total intrinsic value of options exercised in the years ended December 31, 2007, 2008, and 2009 was $393 million, $233 million, and $51 million, respectively.

As of December 31, 2009, there was $203 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.2 years.

Cash received from option exercises and purchases of shares under the Restated Purchase Plan for the year ended December 31, 2009 was $113 million.

The total tax benefit attributable to stock options exercised in the year ended December 31, 2009 was $85 million.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plans(5)
	Years Ended December 31,			Years Ended December 31,
	2007	2008	2009	2007	2008	2009
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	4.4%	2.6%	1.9%	4.4%	2.4%	2.7%
Expected volatility(3)	33.5%	47.4%	45.8%	32.4%	71.8%	63.2%
Expected life (in years)(4)	3.64	3.97	4.00	1.11	1.15	1.04

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater.

(4)

The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. New grants issued by the Company had an expected life of 3.75 years in 2007 and 4 years in 2008 and 2009. Options assumed in acquisitions had expected lives of less than 4 years. The expected life of options granted under the Restated Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)	Assumptions for the Restated Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Restricted stock awards activity for the year ended December 31, 2009 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2008	31,133	$27.97
Granted	17,065	$12.82
Vested	(14,367)	$24.93
Forfeited	(7,642)	$23.26

Awarded and unvested at December 31, 2009	26,189	$21.14

As of December 31, 2009, there was $211 million of unamortized stock-based compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted stock awards vested during the years ended December 31, 2007, 2008, and 2009 was $27 million, $301 million, and $375 million, respectively.

During the year ended December 31, 2009, 14.4 million previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 4.7 million equivalent shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted the cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $73 million for the year ended December 31, 2009 and are reflected as a financing activity within the consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 0.3 million shares were reacquired by the Company to satisfy the tax withholding obligations and $5 million was recorded as treasury stock. Payments of $68 million related to the net share settlement of 4.4 million shares of restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vest date and were recorded as a reduction of additional paid-in-capital.

In the year ended December 31, 2008, the Company reversed an amount of $51 million of stock-based compensation expense related to unvested stock awards as a result of an increase in its estimated forfeiture rate assumption based on updated information on actual forfeitures.

In 2007, 2008, and 2009, $35 million, $125 million, and $108 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. The Company has accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

CEO Inducement Option and Make-up Equity. On January 30, 2009, Carol Bartz, the Company’s CEO, was granted a stock option covering 5.0 million shares of the Company’s common stock, with a per share exercise price of $11.73 (the closing price of the common stock on the grant date) and a maximum term of seven years (“Inducement Option”). Vesting of the Inducement Option is dependent on whether the average closing price for the Company’s common stock for twenty consecutive trading days prior to January 1, 2013 (or the price immediately preceding a change in control of the Company if it occurs pursuant to an agreement signed before that date) exceeds certain levels that range from 150 percent to 300 percent ($17.60 to $35.19) of Yahoo!’s closing stock price on the date of grant of the Inducement Option. As of December 31, 2009, no portion of the award has vested. Any shares acquired by Ms. Bartz upon exercise of the Inducement Option must be held until January 1, 2013, except in the event of her death or a change in control. The Company determined the grant-date fair value of the Inducement Option to be $27 million and the weighted average derived requisite service period of the award to be 1.2 years. The grant-date fair value of the Inducement Option will be expensed over the weighted average derived requisite service period.

In addition, to compensate Ms. Bartz for the forfeiture of the value of equity grants and post-employment medical coverage from her previous employer, the Company granted Ms. Bartz an award comprised of $2.5 million in cash and restricted stock with a grant-date fair value of $7.5 million, which vested in four equal quarterly installments in 2009 (the “Make-Up Grant”). The Make-Up Grant is subject to certain clawback provisions in the event of a termination of Ms. Bartz’s employment by the Company for cause or by Ms. Bartz without good reason (as those terms are defined in her employment agreement) during the term of the employment agreement. The value of the Make-Up Grant was expensed ratably through 2009.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 13    COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods up to 23 years which expire between 2010 and 2027.

In 2008, the Company entered into an 11 year lease agreement for a data center in the western U.S. Of the total expected minimum lease commitment of $105 million, $21 million was classified as an operating lease for real estate and $84 million was classified as a capital lease for equipment. As of December 31, 2009, the Company had total expected and remaining minimum lease commitments of approximately $94 million over the lease term. The Company has the option to renew this lease for up to an additional ten years.

Rent expense for all operating leases was approximately $88 million, $103 million, and $90 million for 2007, 2008, and 2009, respectively.

Many of the Company’s leases contain one or more of the following options which the Company can exercise at the end of the initial lease term: (i) renewal of the lease for a defined number of years at the then fair market rental rate or at a slight discount to the fair market rental rate; (ii) purchase of the property at the then fair market value; or (iii) right of first offer to lease additional space that becomes available.

Gross and net lease commitments as of December 31, 2009 can be summarized as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Years ending December 31,
2010	$161	$(6)	$155
2011	139	(4)	135
2012	113	(2)	111
2013	97	(1)	96
2014	85	(1)	84
Due after 5 years	232	(1)	231

Total gross and net lease commitments	$827	$(15)	$812

Capital Lease Commitment
Years ending December 31,
2010	$7
2011	7
2012	7
2013	8
2014	8
Due after 5 years	39

Gross lease commitment	$76

Less: interest	(33)

Net lease commitment included in capital lease and other long-term liabilities	$43

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of December 31, 2009, these commitments totaled $143 million, of which $120 million will be payable in 2010 and $23 million will be payable in 2011.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of December 31, 2009, these commitments totaled $169 million, of which $76 million will be payable in 2010, $43 million will be payable in 2011, $22 million will be payable in 2012, $14 million will be payable in 2013, $5 million will be payable in 2014, and $9 million will be payable thereafter.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $44 million through 2023.

Other Commitments. In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries, and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company’s conduct of the business and tax matters prior to the sale. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in its consolidated financial statements.

As of December 31, 2009, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

Search and License Agreement with Microsoft. The Company has entered into a Search and Advertising Services and Sales Agreement and License Agreement with Microsoft, under which Microsoft will become Yahoo!’s exclusive platform technology provider for algorithmic and paid search services and Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. The Company derives a majority of revenue from marketing services, including search services. The parties commenced implementation of the Search Agreement on February 23, 2010.

Contingencies. Currently, the Company is engaged in lawsuits regarding patent issues and has been notified of other potential patent disputes. In addition, from time to time, the Company is subject to other legal proceedings

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

On May 24, 2001, Arista Records, Inc., Bad Boy Records, BMG Music d/b/a The RCA Records Label (“BMG”), Capitol Records, Inc., Virgin Records America, Inc., Sony Music Entertainment, Inc., UMG Recordings, Inc., Interscope Records, Motown Record Company, L.P., and Zomba Recording Corporation filed a lawsuit alleging copyright infringement against LAUNCH Media, Inc. (“LAUNCH”) in the U.S. District Court for the Southern District of New York seeking declaratory and injunctive relief and damages. The plaintiffs alleged, among other things, that the consumer-influenced portion of LAUNCH’s LAUNCHcast service is “interactive” within the meaning of Section 114 of the Copyright Act and therefore does not qualify for the compulsory license provided for by the Copyright Act. Yahoo! acquired LAUNCH in August 2001. This lawsuit was settled with all plaintiffs, other than BMG. On April 27, 2007, after a two week jury trial, the jury returned a unanimous verdict in favor of LAUNCH finding no liability. On August 21, 2009, the U.S. Court of Appeals for the Second Circuit affirmed the trial verdict and affirmed the lower court’s denial of attorneys’ fees. In January 2010, the U.S. Supreme Court denied BMG’s petition for writ of certiorari, ending the action.

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 1, 2009, the parties filed a motion with the Court for preliminary approval of a stipulated global settlement. On October 5, 2009, the Court granted class certification and granted final approval of the settlement and plan of allocation. Notices of appeal have been filed with the U.S. Court of Appeals for the Second Circuit.

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in the former Brodsky/Hacker class action litigation relating to stock declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had previously substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a shareholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment.

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

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

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

While the outcome of the unsettled matters is currently not determinable, the Company does not believe, based on current knowledge, that any of the foregoing legal proceedings or claims is likely to have a material adverse effect on its financial position, results of operations, or cash flows. In the event of a determination in these matters that is adverse to Yahoo!, its subsidiaries, directors, or officers, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial expenses in defending against these claims.

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

In January 2010, the Company announced changes to its business management structure that are expected to be implemented by mid 2010. The Company is currently assessing the impact on segment reporting for 2010.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2007	2008	2009
Revenues by segment:
United States	$4,724,426	$5,182,308	$4,714,436
International	2,244,848	2,026,194	1,745,879

Total revenues	$6,969,274	$7,208,502	$6,460,315

Segment operating income before depreciation, amortization, and stock-based compensation expense:
United States	$1,430,923	$1,205,262	$1,095,601
International	496,112	5,341	486,954

Total segment operating income before depreciation, amortization, and stock-based compensation expense:	1,927,035	1,210,603	1,582,555
Depreciation and amortization	(659,195)	(790,033)	(746,714)
Stock-based compensation expense	(572,427)	(407,607)	(449,149)

Income from operations	$695,413	$12,693	$386,692

Capital expenditures, net:
United States	$515,709	$581,906	$380,626
International	86,567	92,923	53,169

Total capital expenditures, net	$602,276	$674,829	$433,795

	December 31,
	2008	2009
Property and equipment, net:
United States	$1,396,031	$1,310,677
International	140,150	116,185

Total property and equipment, net	$1,536,181	$1,426,862

Revenues are attributed to individual countries according to the international online property that generated the revenues. No single foreign country accounted for more than 10 percent of revenues in 2007, 2008, and 2009, respectively. See also Note 5—“Goodwill” and Note 16—“Restructuring Charges, Net” for additional information regarding segments.

The following table presents revenues for groups of similar services (in thousands):

	Years Ended December 31,
	2007	2008	2009
Marketing services:
Owned and Operated sites	$3,669,724	$4,046,001	$3,552,695
Affiliate sites	2,418,515	2,270,205	2,120,973

Marketing services	6,088,239	6,316,206	5,673,668
Fees	881,035	892,296	786,647

Total revenues	$6,969,274	$7,208,502	$6,460,315

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15    RELATED PARTY TRANSACTIONS

The Company and other third parties are limited partners in Softbank Capital Partners LP (“Softbank Capital”), a venture capital fund which is an affiliate of SOFTBANK. In July 1999 and March 2000, the Company made investments in Softbank Capital of approximately $30 million and $6 million, respectively, which together represents less than a 5 percent holding in Softbank Capital. Since the Company’s initial investment, the Company has impaired its entire investment. Pursuant to the Partnership Agreement, the Company invested on the same terms and on the same basis as all other limited partners.

Revenues from related parties, excluding Yahoo Japan and Alibaba Group, represented approximately 1 percent of total revenues for the years ended December 31, 2007, 2008, and 2009. Management believes that the terms of the agreements with these related parties are comparable to the terms obtained in arm’s-length transactions with unrelated similarly situated customers of the Company.

See Note 4—“Investments in Equity Interests” for additional information related to transactions involving Yahoo Japan and Alibaba.

Note 16    RESTRUCTURING CHARGES, NET

Restructuring charges, net consists of costs associated with the four restructuring activities initiated in 2008 and 2009. It includes employee severance pay and related costs, accelerations and reversals of stock-based compensation expense, facility restructuring costs, and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates. The Company had no restructuring charges or accruals in 2007.

For the years ended December, 31, 2008 and 2009, restructuring charges, net was comprised of the following (in thousands):

	Year Ended December 31,
	2008	2009
Employee severance pay and related costs	$109,548	$48,696
Non-cancelable lease, contract terminations, and other charges	19,617	59,285
Other non-cash charges	7,925	7,858

Sub-total before (reversals) accelerations of stock-based compensation expense	137,090	115,839
(Reversals) accelerations of stock-based compensation expense	(30,236)	11,062

Restructuring charges, net	$106,854	$126,901

For the years ended December 31, 2008 and 2009, restructuring charges, net by segment consists of the following (in thousands):

	Year Ended December 31, 2008
	Q108 Restructuring Plan	Q408 Restructuring Plan	Total
United States	$12,130	$67,861	$79,991
International	3,181	23,682	26,863

Restructuring charges, net	$15,311	$91,543	$106,854

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2009
	Q408 Restructuring Plan	Q209 Restructuring Plan	Q409 Restructuring Plan	Total
United States	$63,247	$17,761	$18,403	$99,411
International	2,171	9,015	16,304	27,490

Restructuring charges, net	$65,418	$26,776	$34,707	$126,901

Q108 Restructuring Plan. During the first quarter of 2008, the Company implemented a strategic workforce realignment to more appropriately allocate resources to its key strategic initiatives. The strategic workforce realignment involved investing resources in some areas, reducing resources in others, and eliminating some areas of the Company’s business that did not support its strategic priorities. During the year ended December 31, 2008, the Company incurred total pre-tax charges of approximately $27 million in severance pay expenses and related cash expenses in connection with this workforce realignment, net of reversal for adjustments to original estimates totaling $2 million. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the net estimated total strategic workforce realignment pre-tax expense of approximately $15 million, $12 million was related to the U.S. segment and $3 million was related to the International segment. As of December 31, 2008, there was no remaining restructuring accrual related to the strategic workforce realignment.

Q408 Restructuring Plan. During the fourth quarter of 2008, the Company implemented additional cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities in the U.S. and International. The Company began to consolidate and exit selected facilities beginning in the fourth quarter of 2008 and expects to continue this process through the second quarter of 2010. The Company vacated and ceased use of most of the ten facilities in the U.S. and five international facilities identified under the plan. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. Present value computations use discount rates based on published Treasury risk-free interest rates, adjusted for the Company’s credit spread, which is consistent with observable credit spreads of companies with similar credit standing. The cost of exiting and terminating the Company’s facility leases was determined by referring to the contractual terms of the agreements, by evaluating the current real estate market conditions, and, where applicable, by referring to amounts in negotiation. The Company’s ability to generate the estimated amounts of sublease income, as well as to terminate lease obligations at the estimated amounts, is dependent upon the commercial real estate market conditions in certain geographies at the time the Company negotiates the lease termination and sublease arrangements with third parties. These amounts represent the Company’s best estimate of the obligations the Company expects to incur and could be subject to adjustment as market conditions change. The fair value measurement of the liability related to exited facilities involves the use of certain significant unobservable inputs and therefore fall within level 3 of the fair value hierarchy established by accounting guidance. The remaining lease obligations will be settled over the remaining lease terms which expire through fiscal 2017 and will be adjusted for changes in estimates or the impact of sublease contracts. During the year ended December 31, 2008, the Company incurred severance, facility, and other restructuring costs of $110 million related to the Q408 restructuring plan offset by $18 million related to stock-based compensation expense reversals for unvested stock awards, resulting in a net restructuring charge of $92 million under the Q408 restructuring plan. Of the $92 million in restructuring charges, net recorded in the year ended December 31, 2008 related to the Q408 restructuring plan, $68 million related to the U.S. segment and $24 million related to the International segment. During the year ended December 31, 2009, the Company incurred total pre-tax cash charges for severance benefits provided and facilities vacated of approximately $57 million related to the Q408 restructuring plan in connection with the continued implementation of these initiatives, net of reversal for adjustments to original estimates totaling $8 million. Of the $65 million in

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

restructuring charges, net recorded in the year ended December 31, 2009 related to the Q408 restructuring plan, $63 million related to the U.S. segment and $2 million related to the International segment.

Q209 Restructuring Plan. During the second quarter of 2009, the Company implemented new cost reduction initiatives to further reduce the Company’s worldwide workforce by approximately 5 percent. The restructuring plan involves reallocating resources to align with the Company’s strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of the Company’s business that do not support the Company’s strategic priorities. During the year ended December 31, 2009, the Company incurred total pre-tax cash charges of approximately $35 million in severance and other related costs related to the Q209 restructuring plan. The pre-tax charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $27 million in restructuring charges, net recorded in the year ended December 31, 2009 related to the Q209 restructuring plan, $18 million related to the U.S. segment and $9 million related to the International segment.

Q409 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its international facilities and began implementation of a workforce realignment at the facility to focus resources on its strategic initiatives. The Company plans to exit the facility in the third quarter of 2010. During the fourth quarter of 2009, the Company incurred total pre-tax cash charges of approximately $16 million in severance and other costs related to this realignment. In connection with the strategic realignment efforts, an executive of one of the Company’s acquired businesses departed. The Company incurred $19 million of non-cash stock-based compensation expense for the acceleration of certain of the executive’s stock-based awards pursuant to the acquisition agreements. Of the $35 million in restructuring charges, recorded in the fourth quarter of 2009, $19 million related to the U.S. segment and $16 million related to the International segment.

In addition to the charges described above, the Company currently expect to incur future charges of approximately $28 million to $38 million for non-cancelable lease costs and relocation costs as we continue to exit facilities identified as part of the Q408 restructuring plan and Q409 restructuring activities of which $25 million to $33 million relates to the U.S. segment and $3 million to $5 million relates to the International segment. The expected future charges are expected to be recorded primarily in 2010 and 2011.

Restructuring Accruals. As of December 31, 2008 and 2009, the aggregate outstanding restructuring liability related to the cost reduction initiatives were $90 million and $79 million, respectively. Of the $79 million restructuring liability as of December 31, 2009, $20 million relates to employee severance pay expenses which the Company expects to substantially pay out by the end of the third quarter of 2010, and $59 million relates to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations which extend to the second quarter of 2017.

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

The activity in the Company’s restructuring accruals for the years ended December 31, 2008 and 2009 are summarized as follows (in thousands):

	Q108 Restructuring Plan	Q408 Restructuring Plan	Total
Balance as of January 1, 2008	$—	$—	$—
Employee severance pay and related costs	29,169	81,953	111,122
Reversals of stock-based compensation expense	(12,284)	(17,952)	(30,236)
Non-cancelable lease, contract termination, and other charges(*)	—	19,617	19,617
Other non-cash charges	—	7,925	7,925
Reversal of previous charges	(1,574)	—	(1,574)

Restructuring charges, net for the year ended December 31, 2008	$15,311	$91,543	$106,854
Cash paid	(27,595)	(16,111)	(43,706)
Non-cash reversals of stock-based compensation expense	12,284	17,952	30,236
Non-cash adjustments	—	(3,497)	(3,497)

Balance as of December 31, 2008	$—	$89,887	$89,887

(*)	Includes $3 million in professional services relating to the restructuring and $1 million in contract termination costs.

	Q408 Restructuring Plan	Q209 Restructuring Plan	Q409 Restructuring Charges	Total
Balance as of January 1, 2009	$89,887	$—	$—	$89,887
Employee severance pay and related costs	6,430	35,749	14,710	56,889
(Reversals) accelerations of stock-based compensation expense	—	(7,600)	18,662	11,062
Non-cancelable lease, contract termination, and other charges	59,429	—	1,335	60,764
Other non-cash charges	7,858	—	—	7,858
Reversal of previous charges	(8,299)	(1,373)	—	(9,672)

Restructuring charges, net for the year ended December 31, 2009	$65,418	$26,776	$34,707	$126,901
Cash paid	(94,668)	(30,560)	(863)	(126,091)
Non-cash reversals (accelerations) of stock-based compensation expense	—	7,600	(18,662)	(11,062)
Non-cash adjustments	(672)	486	(417)	(603)

Balance as of December 31, 2009	$59,965	$4,302	$14,765	$79,032

As of December 31, restructuring accruals were included in the Company’s consolidated balance sheet as follows (in thousands):

	2008	2009
Accrued expenses and other current liabilities	$77,445	$42,940
Capital lease and other long-term liabilities	12,442	36,092

Total restructuring accruals	$89,887	$79,032

Yahoo! Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, restructuring accruals by segment consisted of the following (in thousands):

	2008	2009
United States	$68,410	$52,802
International	21,477	26,230

Total restructuring accruals	$89,887	$79,032

Note 17    SUBSEQUENT EVENTS

Stock Repurchase Transactions. Subsequent to December 31, 2009, the Company repurchased approximately 13.8 million shares of its common stock under the current stock repurchase program at an average price of $15.20 per share, for a total of $210 million.

Microsoft. The Company received regulatory clearance for its Search Agreement with Microsoft from both the U.S. Department of Justice and the European Commission and the parties commenced implementation of the agreement on February 23, 2010.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2008, and 2009

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of, Recoveries	Balance at End of Year
	(In thousands)
Accounts receivable
Allowance for doubtful accounts
2007	38,196	23,018	(14,693)	46,521
2008	46,521	24,937	(19,858)	51,600
2009	51,600	4,607	(15,204)	41,003

	Balance at Beginning of Year	Charged to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
	(In thousands)
Deferred tax asset valuation allowance
2007	95,779	9,806	(39,097)	66,488
2008	66,488	25,674	(8,612)	83,550
2009	83,550	13,521	(33,707)	63,364

(*)	Amounts not charged (credited) to expenses are charged (credited) to stockholders’ equity, deferred tax assets (liabilities), or goodwill.

Selected Quarterly Financial Data

(Unaudited)

	Quarters Ended
	March 31, 2008(1)	June 30, 2008	September 30, 2008	December 31, 2008(2)	March 31, 2009(3)	June 30, 2009(4)	September 30, 2009(5)	December 31, 2009(6)
	(In thousands, except per share amounts)
Revenues	$1,817,602	$1,798,085	$1,786,426	$1,806,389	$1,580,042	$1,572,897	$1,575,399	$1,731,977
Gross profit	$1,062,519	$1,032,174	$1,014,149	$1,076,298	$879,305	$860,444	$866,501	$982,319
Net income (loss) attributable to Yahoo! Inc.	$536,840	$131,161	$54,348	$(303,428)	$117,558	$141,387	$186,093	$152,954

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—basic	$0.40	$0.10	$0.04	$(0.22)	$0.08	$0.10	$0.13	$0.11

Net income (loss) attributable to Yahoo! Inc. common stockholders per share—diluted	$0.37	$0.09	$0.04	$(0.22)	$0.08	$0.10	$0.13	$0.11

Shares used in per share calculation—basic	1,333,730	1,372,629	1,383,786	1,387,758	1,391,526	1,394,783	1,401,961	1,402,339

Shares used in per share calculation—diluted	1,393,080	1,397,839	1,397,522	1,387,758	1,406,510	1,414,295	1,424,854	1,416,974

(1)	Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2008 includes a non-cash gain of $401 million related to Alibaba Group’s IPO of Alibaba.com, net of tax.

(2)	Net loss attributable to Yahoo! Inc. for the quarter ended December 31, 2008 includes a goodwill impairment charge of $488 million and net restructuring charges of $90 million.

(3)	Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2009 includes net restructuring charges of $5 million.

(4)

Net income attributable to Yahoo! Inc. for the quarter ended June 30, 2009 includes a pre-tax gain of $67 million ($42 million after tax) in connection with the Company’s sale of its Gmarket shares and net restructuring charges of $65 million.

(5)

Net income attributable to Yahoo! Inc. for the quarter ended September 30, 2009 includes Yahoo!’s gain on sale of the Company’s direct investment in Alibaba.com of $98 million ($60 million after tax) and net restructuring charges of $17 million.

(6)	Net income attributable to Yahoo! Inc. for the quarter ended December 31, 2009 includes net restructuring charges of $40 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2009, which appears on page 48.

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

Executive Incentive Plan

On February 25, 2010, the Compensation Committee approved the Company’s 2010 annual cash bonus plan for senior executives (the 2010 Executive Incentive Plan, or “EIP”). Each participant in the EIP is assigned a target bonus percentage each year that is expressed as a percentage of the participant’s annual base salary. The aggregate bonus pool available under the EIP for a particular year will equal the aggregate amount of the participants’ target bonus opportunities, multiplied by a factor (the “Funding Percentage”) that may range from 50 percent to 200 percent based on Yahoo!’s operating income and revenue (each as defined in the EIP) for that year. Payout of 70 percent of each participant’s target bonus will be determined based on the Company’s performance, and the remainder of the participant’s bonus will be determined based on that participant’s individual performance. The individual performance component of a participant’s bonus will be determined by the Compensation Committee with respect to executive officers of the Company and by management with respect to the other participants in the EIP, except that in no event will the total amount of bonuses paid under the EIP for a particular year exceed the aggregate bonus pool for that year. A participant generally must remain employed by the Company until EIP bonuses are actually paid in order to be eligible for a bonus.

The following table sets forth the 2010 EIP target bonus percentage, expressed as a percentage of the participant’s annual base salary, for the Company’s principal executive officer, principal financial officer, and the other executive officers who were named in the Summary Compensation Table of the Company’s Proxy Statement filed with the SEC on April 29, 2009 and who are currently employed by the Company:

Name and Principal Position	2010 Target Bonus (% of Base Salary)
Carol Bartz Chief Executive Officer	200%

Jerry Yang Chief Yahoo	*

Timothy R. Morse Executive Vice President and Chief Financial Officer	100%

Aristotle Balogh Executive Vice President, Products and Chief Technology Officer	100%

Michael J. Callahan Executive Vice President, General Counsel and Secretary	75%

*	Mr. Yang will not participate in the EIP.

In addition, during the fourth quarter of 2009, we decided to close one of our international facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Q409 Restructuring Charges,” which information is hereby incorporated in this Item 9B.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	57
Consolidated Statements of Income for each of the three years in the period ended December 31, 2009	58
Consolidated Balance Sheets as of December 31, 2008 and 2009	59
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2009	60
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2009	61
Notes to Consolidated Financial Statements	63

2. Financial Statement Schedules:

Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2009	109
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2009	110

3.	Exhibits:

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2010.

YAHOO! INC.

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse
Chief Financial Officer (Principal Financial Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Carol Bartz and Timothy R. Morse, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CAROL BARTZ Carol Bartz	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/S/ TIMOTHY R. MORSE Timothy R. Morse	Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/S/ AMAN S. KOTHARI Aman S. Kothari	VP, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/S/ ROY BOSTOCK Roy Bostock	Chairman of the Board	February 26, 2010

/S/ FRANK BIONDI Frank Biondi	Director	February 26, 2010

Ronald Burkle	Director

/S/ JOHN CHAPPLE John Chapple	Director	February 24, 2010

/S/ ERIC HIPPEAU Eric Hippeau	Director	February 21, 2010

Signature	Title	Date

/S/ SUSAN JAMES Susan James	Director	February 26, 2010

/S/ VYOMESH JOSHI Vyomesh Joshi	Director	February 22, 2010

/S/ ARTHUR KERN Arthur Kern	Director	February 26, 2010

/S/ GARY WILSON Gary Wilson	Director	February 26, 2010

/S/ JERRY YANG Jerry Yang	Director	February 26, 2010

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description
2.1	Stock Purchase and Contribution Agreement, dated as of August 10, 2005, between the Registrant and Alibaba.com Corporation (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 16, 2005 and incorporated herein by reference).

2.2	Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, between the Registrant and Alibaba.com Corporation (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.3	Tao Bao Share Purchase Agreement, dated as of October 24, 2005, among the Registrant, SOFTBANK CORP. and SB TB Holding Limited (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.4	Secondary Share Purchase Agreement, dated as of October 24, 2005, among the Registrant and certain shareholders of Alibaba.com Corporation (previously filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.5	Shareholders Agreement, dated as of October 24, 2005, among Alibaba.com Corporation, the Registrant, SOFTBANK CORP., the Management Members, and the other shareholders named therein (previously filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, filed as Exhibit 4.1 below).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2009 and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference).

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(A)+	Yahoo! Inc. 1995 Stock Plan, as amended and restated on June 25, 2009 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.2(B)+	Form of Stock Option Agreement, including Notice of Stock Option Grant, under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(B) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference)

10.2(C)+*	Form of Stock Option Agreement for Executives, including Notice of Stock Option Grant to Executive, under the Yahoo! Inc. 1995 Stock Plan.

10.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(D) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(E)+*	Form of Restricted Stock Unit Award Agreement for Executives under the Yahoo! Inc. 1995 Stock Plan.

10.2(F)+*	Form of Executive Incentive Performance Restricted Stock Unit Award Agreement (TSR version) under the Yahoo! Inc. 1995 Stock Plan.

10.2(G)+	Form of Executive Incentive Performance Restricted Stock Unit Award Agreement (OCF version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(I) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.2(H)+*	Form of Letter Amendment to Executive Incentive Performance Restricted Stock Unit Award Agreement (OCF version) under the Yahoo! Inc. 1995 Stock Plan.

10.2(I)+*	Form of Executive Incentive Performance Restricted Stock Unit Award Agreement (AFP version) under the Yahoo! Inc. 1995 Stock Plan.

10.2(J)+	Form of Restricted Stock Award Agreement under the Yahoo! 1995 Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(K)+	Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.23(D) to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).

10.3(A)+	Yahoo! Inc. 1996 Employee Stock Purchase Plan, as amended and restated on June 25, 2009 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 29, 2009 and incorporated herein by reference).

10.3(B)+	Form of Enrollment Agreement under the Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (previously filed as Exhibit 10.3(B) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference)

10.4(A)+	Yahoo! Inc. 1996 Directors’ Stock Plan, as amended and restated November 26, 2007 (previously filed as Exhibit 10.4(A) to the Registrant’s Annual Report on Form 10-K filed February 27, 2008 and incorporated herein by reference).

10.4(B)+	Form of Director Nonstatutory Stock Option Agreement, including Notice of Grant, under the Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 1, 2006 and incorporated herein by reference).

Exhibit Number	Description
10.4(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 1, 2006 and incorporated herein by reference).

10.5	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed March 21, 2003 and incorporated herein by reference).

10.6	Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 21, 2003 and incorporated herein by reference).

10.7	Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (previously filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2002 and incorporated herein by reference).

10.8	Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004 (previously filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2004 and incorporated herein by reference).

10.9	Yahoo Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on December 23, 2002 and incorporated herein by reference).

10.10	Amendment to Yahoo Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.40 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on November 27, 2002 and incorporated herein by reference).

10.11	Amendment No. 2 to Yahoo Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed March 11, 2005 and incorporated herein by reference).

10.12+*	Summary of Compensation Payable to Named Executive Officers.

10.13+	Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees, as amended on December 10, 2008 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(A)+	Employment Agreement Letter, dated January 13, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2009 and incorporated herein by reference).

10.14(B)+	Notice of Stock Option Grant and Stock Option Award Agreement, dated January 30, 2009, between the Registrant and Carol Bartz (previously filed as Exhibits 10.17(B) and 10.17(C), respectively, to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(C)+	Restricted Stock Award Agreement, dated January 30, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(D) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(D)+	Incentive Notice of Stock Option Grant and Stock Option Award Agreement, dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(E) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.14(E)+	Incentive Restricted Stock Unit Award Agreement, dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(F) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(F)+	Incentive Performance Restricted Stock Unit Award Agreement (TSR version), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(G) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(G)+	Incentive Performance Restricted Stock Unit Award Agreement (OCF version), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(H) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(H)+*	Form of Incentive Notice of Stock Option Grant and Stock Option Award Agreement between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan.

10.14(I)+*	Form of Incentive Restricted Stock Unit Award Agreement between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan.

10.14(J)+*	Form of Incentive Performance Restricted Stock Unit Award Agreement (TSR version) between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan.

10.14(K)+*	Form of Incentive Performance Restricted Stock Unit Award Agreement (AFP version) between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan.

10.15+*	Yahoo! Inc. Executive Incentive Plan.

10.16	Employment Letter, dated January 7, 2008, between the Registrant and Aristotle Balogh (previously filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2009 and incorporated herein by reference).

10.17	Employment Letter Agreement, dated June 5, 2009, between the Registrant and Timothy R. Morse (previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2009 and incorporated herein by reference).

10.18(A)†	Letter Agreement, dated July 29, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.21(A) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.18(B)†*	Search and Advertising Services and Sales Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation.

10.18(C)†*	License Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K.)

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2010.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 26, 2010.

Exhibit Number	Description
32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 26, 2010.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.