Form 10-Q
period 2010-03-31
YAHOO INC
filed 2010-05-10
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.001 par value	1,385,062,910

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31, 2009	March 31, 2010
	(Unaudited, in thousands except per share amounts)
Revenues	$1,580,042	$1,596,960
Cost of revenues	700,737	706,382

Gross profit	879,305	890,578

Operating expenses:
Sales and marketing	321,112	313,538
Product development	306,043	266,077
General and administrative	136,997	110,428
Amortization of intangibles	9,667	8,102
Restructuring charges, net	4,801	4,412

Total operating expenses	778,620	702,557

Income from operations	100,685	188,021
Other income, net	4,960	86,328

Income before income taxes and earnings in equity interests	105,645	274,349
Provision for income taxes	(35,884)	(49,444)
Earnings in equity interests	48,934	87,374

Net income	118,695	312,279
Net income attributable to noncontrolling interests	(1,137)	(2,088)

Net income attributable to Yahoo! Inc.	$117,558	$310,191

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.08	$0.22

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.08	$0.22

Shares used in per share calculation — basic	1,391,526	1,398,308

Shares used in per share calculation — diluted	1,406,510	1,413,432

Stock-based compensation expense by function:
Cost of revenues	$3,579	$1,011
Sales and marketing	49,897	13,678
Product development	54,278	32,373
General and administrative	18,966	13,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2009	March 31, 2010
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,275,430	$1,330,632
Short-term marketable debt securities	2,015,655	1,911,423
Accounts receivable, net	1,003,362	900,253
Prepaid expenses and other current assets	300,325	428,156

Total current assets	4,594,772	4,570,464
Long-term marketable debt securities	1,226,919	1,001,654
Property and equipment, net	1,426,862	1,469,984
Goodwill	3,640,373	3,600,234
Intangible assets, net	355,883	288,294
Other long-term assets	194,933	135,067
Investments in equity interests	3,496,288	3,583,129

Total assets	$14,936,030	$14,648,826

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136,769	$113,798
Accrued expenses and other current liabilities	1,169,815	1,049,481
Deferred revenue	411,144	351,795

Total current liabilities	1,717,728	1,515,074
Long-term deferred revenue	122,550	101,773
Capital lease and other long-term liabilities	83,021	135,797
Deferred and other long-term tax liabilities, net	494,095	448,237

Total liabilities	2,417,394	2,200,881
Commitments and contingencies (Note 10)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,413,718 shares issued and 1,406,075 shares outstanding as of December 31, 2009 and 1,417,994 shares issued and 1,385,563 shares outstanding as of March 31, 2010	1,410	1,415
Additional paid-in capital	10,640,367	10,700,847
Treasury stock at cost, 7,643 shares as of December 31, 2009 and 32,431 shares as of March 31, 2010	(117,331)	(502,602)
Retained earnings	1,599,638	1,909,829
Accumulated other comprehensive income	369,236	311,052

Total Yahoo! Inc. stockholders’ equity	12,493,320	12,420,541
Noncontrolling interests	25,316	27,404

Total equity	12,518,636	12,447,945

Total liabilities and equity	$14,936,030	$14,648,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2009	March 31, 2010
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,695	$312,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	134,866	129,683
Amortization of intangible assets	46,707	35,563
Stock-based compensation expense, net	126,720	60,783
Non-cash restructuring charges	(558)	—
Tax benefits from stock-based awards	(2,705)	12,864
Excess tax benefits from stock-based awards	(22,127)	(32,889)
Deferred income taxes	5,826	28,687
Earnings in equity interests	(48,934)	(87,374)
Gain from sales of investments, assets, and other, net	(3,141)	(51,021)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	136,535	89,192
Prepaid expenses and other	2,267	(127,120)
Accounts payable	(29,689)	(22,553)
Accrued expenses and other liabilities	(170,480)	(150,027)
Deferred revenue	(31,633)	(54,470)

Net cash provided by operating activities	262,349	143,597

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(70,481)	(112,541)
Purchases of marketable debt securities	(1,241,194)	(682,397)
Proceeds from sales of marketable debt securities	55,018	88,845
Proceeds from maturities of marketable debt securities	1,045,691	905,903
Purchases of intangible assets	(5,365)	(5,464)
Proceeds from the sale of a divested business	—	100,000

Net cash (used in) provided by investing activities	(216,331)	294,346

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	3,932	12,877
Repayments of capital lease obligations	—	(363)
Repurchases of common stock	—	(385,171)
Excess tax benefits from stock-based awards	22,127	32,889
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(10,339)	(30,086)

Net cash provided by (used in) financing activities	15,720	(369,854)

Effect of exchange rate changes on cash and cash equivalents	(35,525)	(12,887)
Net change in cash and cash equivalents	26,213	55,202
Cash and cash equivalents at beginning of period	2,292,296	1,275,430

Cash and cash equivalents at end of period	$2,318,509	$1,330,632

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, stock-based compensation, goodwill and other intangible assets, income taxes, contingencies, and restructuring charges. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted except for the Company’s change in revenue recognition policy pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements for the year ended December 31, 2009, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Revenue Recognition. In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and will require arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) and third-party evidence (“TPE”) if VSOE is not available. The new standard provides additional flexibility to utilize an estimate of selling price (“ESP”) if neither VSOE nor TPE is available.

The Company elected to early adopt this accounting standard on January 1, 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations for the three months ended March 31, 2010.

The Company’s revenues are derived principally from services, which comprise marketing services for advertisers and publishers and offerings to users. The Company classifies these revenues as marketing services and fees.

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the related fee is reasonably assured. The Company’s arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition.

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

The Company is beginning to offer customized display advertising solutions to advertisers. These customized display advertising solutions will combine the Company’s standard display advertising with customized content, customer insights, and campaign analysis. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to factors such as class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price will allow revenue recognition in a manner consistent with the underlying economics of the transaction.

The Company also recognizes revenues from search advertising, which are placed on Yahoo! Properties. Search advertising revenue is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s search result listing.

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

Potentially dilutive securities representing approximately 127 million shares of common stock for the three months ended March 31, 2009 and 86 million shares of common stock for the three months ended March 31, 2010 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2009	March 31, 2010
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$117,558	$310,191
Less: Net income allocated to participating securities	(154)	(44)

Net income attributable to Yahoo! Inc. common stockholders — basic	$117,404	$310,147

Denominator:
Weighted average common shares	1,391,526	1,398,308

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.08	$0.22

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$117,558	$310,191
Less: Net income allocated to participating securities	(4)	(21)
Less: Effect of dilutive securities issued by equity investees	(208)	(696)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$117,346	$309,474

Denominator:
Denominator for basic calculation	1,391,526	1,398,308
Weighted average effect of Yahoo! dilutive securities:
Restricted stock and restricted stock units	10,179	7,483
Stock options and employee stock purchase plan	4,805	7,641

Denominator for diluted calculation	1,406,510	1,413,432

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.08	$0.22

Note 3 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2009	March 31, 2010	Percent Ownership of Common Stock as of March 31, 2010
Alibaba Group	$2,167,007	$2,208,473	43%
Yahoo Japan	1,329,281	1,374,656	35%

Total	$3,496,288	$3,583,129

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

As of March 31, 2010, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of Alibaba Group’s stockholders’ equity is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,208,473
Proportionate share of Alibaba Group stockholders’ equity	1,547,986

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$660,487

(*)	The excess carrying value has been primarily assigned to goodwill.

The following table presents Alibaba Group’s U.S. GAAP condensed financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended
	December 31, 2008	December 31, 2009
Operating data:
Revenues	$152,648	$273,812
Gross profit	$103,493	$212,885
Loss from operations(*)	$(45,610)	$(169,123)
Net loss	$(51,004)	$(145,225)
Net loss attributable to Alibaba Group	$(59,088)	$(156,696)

	September 30, 2009	December 31, 2009
Balance sheet data:
Current assets	$3,191,097	$3,525,652
Long-term assets	$2,308,099	$2,263,149
Current liabilities	$1,559,975	$1,937,937
Long-term liabilities	$25,815	$43,638
Noncontrolling interests	$185,055	$208,843

(*)

The loss from operations of $169 million for the three months ended December 31, 2009 is primarily due to Alibaba Group’s impairment loss of $192 million on goodwill related to the business that Yahoo! contributed to Alibaba Group. This impairment does not impact Yahoo!’s earnings in equity interests as Yahoo!’s investment balance related to this contributed business was carried over at cost and therefore Yahoo! has no basis in the impaired goodwill.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three months ended March 31, 2009 and 2010, these transactions were not material.

Equity Investment in Yahoo Japan. The investment in Yahoo Japan Corporation (“Yahoo Japan”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo Japan and any related amortization expense, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of income. The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7 billion as of March 31, 2010.

The following table presents Yahoo Japan’s condensed financial information, as derived from the Yahoo Japan consolidated financial statements (in thousands):

	Three Months Ended
	December 31, 2008	December 31, 2009
Operating data:
Revenues	$778,647	$893,895
Gross profit	$657,978	$733,937
Income from operations	$344,305	$405,660
Net income	$200,516	$233,927
Net income attributable to Yahoo Japan	$198,709	$232,246

	September 30, 2009	December 31, 2009
Balance sheet data:
Current assets	$1,599,624	$1,759,549
Long-term assets	$2,395,863	$2,318,384
Current liabilities	$997,722	$956,384
Long-term liabilities	$3,556	$3,187
Noncontrolling interests	$26,662	$26,355

The differences between U.S. GAAP and accounting principles generally accepted in Japan, the standards by which Yahoo Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements.

Through its commercial arrangement with Yahoo Japan, the Company provides advertising and search marketing services to Yahoo Japan for a service fee. Under this arrangement, the Company records marketing services revenue from Yahoo Japan for the provision of search marketing services based on a percentage of advertising revenues earned by Yahoo Japan for the delivery of sponsored search results. In addition, the Company recognizes revenues from license fees received from Yahoo Japan. These arrangements resulted in revenues of approximately $75 million and $74 million for the three months ended March 31, 2009 and 2010, respectively. As of December 31, 2009 and March 31, 2010, the Company had a net receivable balance from Yahoo Japan of approximately $41 million and $39 million, respectively.

Note 4 GOODWILL

The change in the carrying amount of goodwill for the three months ended March 31, 2010 was primarily due to foreign currency translation losses of $23 million and a reduction of $19 million related to the allocation of goodwill for the sale of Zimbra, Inc., an acquisition made by the Company in October 2007.

Note 5 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2009	March 31, 2010
	Net	Gross Carrying Amount	Accumulated Amortization (*)	Net
Customer and advertiser related relationships	$83,232	$128,284	$(58,919)	$69,365
Developed technology and patents	239,285	422,336	(233,940)	188,396
Trade names, trademarks, and domain names	33,366	76,628	(46,095)	30,533

Total intangible assets, net	$355,883	$627,248	$(338,954)	$288,294

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $15 million as of March 31, 2010.

For the three months ended March 31, 2009 and 2010, the Company recognized amortization expense for intangible assets of $47 million and $36 million, respectively, including $37 million in cost of revenues for the three months ended March 31, 2009 and $27 million in cost of revenues for the three months ended March 31, 2010. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2010 and each of the succeeding years is as follows: nine months ending December 31, 2010: $83 million; 2011: $87 million; 2012: $62 million; 2013: $25 million; 2014: $12 million; 2015: $2 million; and cumulatively thereafter: $2 million.

Note 6 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2010
Interest and investment income	$6,848	$6,343
Investment gains, net	90	447
Gain on sale of Zimbra, Inc.	—	66,130
Other	(1,978)	13,408

Total other income, net	$4,960	$86,328

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

Investment gains, net include gains/losses from sales of marketable debt securities and/or investments in privately held companies.

In February 2010, the Company sold Zimbra, Inc., an acquisition the Company made in October 2007, for net proceeds of $100 million. The Company recorded a pre-tax gain of $66 million.

Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and other non-operating items.

Note 7 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2010
Net income	$118,695	$310,191
Change in net unrealized (losses) gains, net on available-for-sale securities, net of tax and reclassification adjustments	(328)	1,046
Foreign currency translation adjustment	82,230	(59,230)

Other comprehensive income (loss)	81,902	(58,184)

Comprehensive income	$200,597	$252,007
Comprehensive income attributable to noncontrolling interests	(1,137)	(2,088)

Comprehensive income attributable to Yahoo! Inc.	$199,460	$249,919

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2009	March 31, 2010
Unrealized gains on available-for-sale securities, net of tax	$4,921	$5,967
Foreign currency translation, net of tax	364,315	305,085

Accumulated other comprehensive income	$369,236	$311,052

Note 8 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2009
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,781,674	$868	$(1,825)	$1,780,717
Municipal bonds	465,823	739	(3)	466,559
Corporate debt securities, commercial paper, and bank certificates of deposit	995,291	1,305	(1,298)	995,298
Corporate equity securities	2,597	—	—	2,597

Total investments in available-for-sale securities	$3,245,385	$2,912	$(3,126)	$3,245,171

	March 31, 2010
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government and agency securities	$1,610,216	$1,239	$(615)	$1,610,840
Municipal bonds	330,681	345	(4)	331,022
Corporate debt securities, commercial paper, and bank certificates of deposit	969,641	1,947	$(373)	971,215
Corporate equity securities	1,331	—	—	1,331

Total investments in available-for-sale securities	$2,911,869	$3,531	$(992)	$2,914,408

Reported as:

	December 31, 2009	March 31, 2010

Short-term marketable debt securities	$2,015,655	$1,911,423
Long-term marketable debt securities	1,226,919	1,001,654
Other assets	2,597	1,331

Total	$3,245,171	$2,914,408

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2009 and the three months ended March 31, 2010 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2009	March 31, 2010
Due within one year	$2,015,655	$1,911,423
Due after one year through five years	1,226,919	1,001,654

Total available-for-sale marketable debt securities	$3,242,574	$2,913,077

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$886,657	$(1,825)	$—	$—	$886,657	$(1,825)
Municipal bonds	8,760	(3)	—	—	8,760	(3)
Corporate debt securities and commercial paper	352,031	(1,298)	—	—	352,031	(1,298)

Total investments in available-for-sale securities	$1,247,448	$(3,126)	$—	$—	$1,247,448	$(3,126)

	March 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$693,191	$(615)	$—	$—	$693,191	$(615)
Municipal bonds	11,272	(4)	—	—	11,272	(4)
Corporate debt securities and commercial paper	269,729	(373)	—	—	269,729	(373)

Total investments in available-for-sale securities	$974,192	$(992)	$—	$—	$974,192	$(992)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency, municipal, and corporate debt securities, money market funds, and time deposits with financial institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair market value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell these securities. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

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

(2)	The corporate equity securities are classified as part of other long-term assets in the condensed consolidated balance sheets.

The amount of cash and cash equivalents as of December 31, 2009 includes $658 million in cash deposited with commercial banks, of which $205 million are time deposits.

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$432,192	$—	$432,192
Available-for-sale securities:
U.S. Government and agency securities(1)	—	1,691,239	1,691,239
Municipal bonds(1)	—	331,023	331,023
Commercial paper and bank certificates of deposit(1)	—	306,090	306,090
Corporate debt securities(1)	—	732,520	732,520

Available-for-sale securities at fair value	$432,192	$3,060,872	$3,493,064
Corporate equity securities(2)	1,331	—	1,331

Total assets at fair value	$433,523	$3,060,872	$3,494,395

(1)

The money market funds, U.S. Government and agency securities, municipal bonds, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheets.

(2)	The corporate equity securities are classified as part of other long-term assets in the condensed consolidated balance sheets.

The amount of cash and cash equivalents as of March 31, 2010 includes $751 million in cash deposited with commercial banks, of which $251 million are time deposits.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the quarter ended March 31, 2010, the Company did not make significant transfers between Level 1 and Level 2 assets. As of December 31, 2009 and March 31, 2010, the Company did not have any significant Level 3 financial assets.

Note 9 STOCK-BASED COMPENSATION

Employee Stock Purchase Plan. As of March 31, 2010, there was $12 million of unamortized stock-based compensation cost related to the Company’s employee stock purchase plan which is expected to be recognized over a weighted average period of 0.52 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the three months ended March 31, 2010 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	119,593	$25.74
Options granted	4,922	$15.22
Options exercised(*)	(1,237)	$10.41
Options expired	(4,366)	$50.67
Options cancelled/forfeited	(2,431)	$18.95

Outstanding at March 31, 2010	116,481	$24.67

(*)	The Company issued new shares to satisfy stock option exercises.

As of March 31, 2010, there was $181 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.2 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s employee stock purchase plan, using a Black-Scholes model, unless the options are subject to market conditions, in which case the Company uses a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	2.2%	2.4%	2.3%
Expected volatility	57.1%	31.3%	71.8%	69.8%
Expected life (in years)	4.00	4.50	0.72	0.52

Restricted stock awards and restricted stock units activity for the three months ended March 31, 2010 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2009(*)	26,189	$21.14
Granted(*)	13,334	$15.54
Vested	(4,993)	$20.56
Forfeited	(1,386)	$19.11

Awarded and unvested at March 31, 2010(*)	33,144	$19.06

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of March 31, 2010, there was $292 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.6 years.

During the three months ended March 31, 2010, 5.0 million shares subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The

Company withheld 1.9 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $30 million for the three months ended March 31, 2010 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

During the three months ended March 31, 2009, 2.6 million shares subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 0.9 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $10 million for the three months ended March 31, 2009 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

Performance-Based Executive Incentive Restricted Stock Units. In February 2009, the Compensation Committee approved long-term performance-based incentive equity awards to Ms. Bartz and other senior officers, including two types of restricted stock units that vest based on the Company’s achievement of certain performance goals. For both types of restricted stock units, the number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the applicable performance target. The first type of restricted stock unit generally will vest on the third anniversary of the grant date based on the Company’s attainment of certain annual financial performance targets as well as the executive’s continued employment through that vesting date. The annual financial performance targets are established at the beginning of each fiscal year and so for accounting purposes, the portion of the award subject to each annual target is treated as a separate annual grant. The fair value of each of the 2009 tranche and the 2010 tranche of the February 2009 annual financial performance grants was $3 million. Based on the Company’s relative attainment of the 2009 performance target, 75 percent of the target amount of the 2009 tranche shares will vest, provided each executive remains employed through the third anniversary of the grant date. For accounting purposes, the 2009 tranche will vest over a three-year service period and the 2010 tranche will vest over a two-year service period. The second type of restricted stock unit generally will vest following the third anniversary of the grant date based on the Company’s attainment of certain levels of total stockholder return relative to the returns for the NASDAQ 100 Index companies as well as the executive’s continued employment through that vesting date. The fair value of these restricted stock units is $13 million and is being recognized over a three-year service period.

Separately in February 2010, the Compensation Committee approved long-term performance-based incentive equity awards to Ms. Bartz and other senior officers, including two types of restricted stock units that vest based on the Company’s achievement of certain performance goals. For both types of restricted stock units, the number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the applicable performance target. The first type of restricted stock unit generally will vest on the third anniversary of the grant date based on the Company’s attainment of certain annual financial performance targets as well as the executive’s continued employment through that vesting date. The annual financial performance targets are established at the beginning of each fiscal year and so for accounting purposes, the portion of the award subject to each annual target is treated as a separate annual grant. The amount of stock-based compensation recorded for the first type of restricted stock unit will vary depending on the Company’s attainment of annual financial performance targets and the completion of the service period. The fair value of these restricted stock units is $4 million and is being recognized over a three-year service period. The second type of restricted stock unit generally will vest following the third anniversary of the grant date based on the Company’s attainment of certain levels of total stockholder return relative to the returns for the NASDAQ 100 Index companies as well as the executive’s continued employment through that vesting date. The fair value of these restricted stock units is $15 million and is being recognized over a three-year service period.

Stock Repurchases. During the three months ended March 31, 2010, the Company repurchased approximately 24.8 million shares of its common stock under the current stock repurchase program at an average price of $15.54 per share for a total of $385 million.

Note 10 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating lease and capital lease agreements with original lease periods of up to 16 years, expiring between 2010 and 2026.

During the first quarter of 2010, the Company entered into a purchase agreement to acquire for $73 million certain office space that was being occupied by the Company under an operating lease. Accordingly, the operating lease was re-classified to a capital lease and the Company recorded $73 million as a capital lease obligation in its condensed consolidated balance sheets. The transaction is expected to close in the second quarter of 2010.

A summary of gross and net lease commitments as of March 31, 2010 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Nine months ending December 31, 2010	$117	$(4)	$113
Years ending December 31,
2011	139	(4)	135
2012	110	(2)	108
2013	92	(2)	90
2014	79	(1)	78
2015	67	(1)	66
Due after 5 years	69	—	69

Total gross and net lease commitments	$673	$(14)	$659

Capital Lease Commitment
Nine months ending December 31, 2010	$16
Years ending December 31,
2011	12
2012	13
2013	13
2014	14
2015	14
Due after 5 years	111

Gross lease commitment	$193

Less: interest	(79)

Net lease commitment	$114

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2010, these commitments totaled $119 million, of which $95 million will be payable in the remainder of 2010 and $24 million will be payable in 2011.

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

Note 11 SEGMENTS

The Company manages its business geographically. Through the first quarter of 2010, the primary areas of measurement and decision-making are the U.S. and International. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the segment profitability measure reported by the Company was segment operating income before depreciation, amortization, and stock-based compensation expense. Management no longer uses this measure to evaluate the operational performance of the Company’s segments. Beginning in the first quarter of 2010, management relies on an internal reporting process that provides revenues and direct costs by segment and consolidated income from operations for making decisions related to the evaluation of financial performance and allocating resources. Prior periods have been updated to conform to the measures currently being used by management to evaluate the operational performance of the Company’s segments.

Beginning in the second quarter of 2010, the business management structure will be redefined along three geographies: Americas, Asia Pacific, and EMEA (Europe, Middle East, and Africa), and as the Company’s internal reporting is aligned to the new structure, segment reporting will be updated accordingly.

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2010
Revenues by segment:
United States	$1,187,930	$1,120,664
International	392,112	476,296

Total revenues	1,580,042	1,596,960

Direct costs by segment(1):
United States	437,500	413,434
International	205,661	263,240
Global operating costs(2)	523,102	501,824
Restructuring charges, net	4,801	4,412
Depreciation and amortization	181,573	165,246
Stock-based compensation expense	126,720	60,783

Income from operations	$100,685	188,021

Capital expenditures, net:
United States	$57,365	$92,716
International	13,116	19,825

Total capital expenditures, net	$70,481	$112,541

	December 31, 2009	March 31, 2010
Property and equipment, net:
United States	$1,310,677	$1,354,022
International	116,185	115,962

Total property and equipment, net	$1,426,862	$1,469,984

(1)

Direct costs for each segment include TAC, other cost of revenues, and other operating expenses that are directly attributable to the segment such as employee compensation expense, local sales and marketing expenses, and facilities expenses.

(2)

Global operating costs include product development, service engineering and operations, marketing, customer advocacy, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any segment.

The following table presents revenues for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2010
Marketing services:
Owned and Operated sites	$871,764	$874,820
Affiliate sites	511,417	547,698

Marketing services	1,383,181	1,422,518
Fees	196,861	174,442

Total revenues	$1,580,042	$1,596,960

Note 12 INCOME TAXES

The effective tax rate for the three months ended March 31, 2010 was 18 percent, compared to 34 percent for the same period in 2009. The Company’s U.S. federal and California income tax returns for the years ended December 31, 2005 and 2006 are currently under examination by the Internal Revenue Service (“IRS”) and the California Franchise Tax Board. During the quarter, the Company reached an agreement with the IRS in connection with several adjustments to its tax returns, with a favorable outcome on certain of the Company’s reserves for tax uncertainties. As a result, the effective tax rate for the three months ended March 31, 2010 differs from the statutory federal income tax rate of 35 percent due to the reduction of the Company’s reserves for tax uncertainties and the usage of loss carryforwards to offset the tax on the gain on the sale of Zimbra, Inc. In addition to those recognized benefits, the effective tax rate differs from the statutory rate as a result of several factors, including state taxes, the effect of non-U.S. operations, and non-deductible stock-based compensation expense. The effective tax rate for the three months ended March 31, 2010 was lower than the rate for the same period in 2009, as a result of the same factors.

As discussed above, during the quarter, the Company reached an agreement with the IRS in connection with several adjustments to its tax returns, and the Company adjusted its reserves accordingly. In addition, the IRS has given the Company notice of other proposed adjustments, including an intercompany transfer pricing adjustment that if not favorably settled with the IRS could have a significant impact on the Company’s tax liability. The Company has not agreed to these proposed adjustments and currently believes that its existing reserves are adequate.

The Company’s gross amount of unrecognized tax benefits as of March 31, 2010 is $776 million, of which $443 million is recorded on the condensed consolidated balance sheets. As discussed above, in the first quarter of 2010 the Company reached an agreement with the IRS in connection with several adjustments to prior years’ tax returns and this agreement resulted in a reduction to the Company’s gross unrecognized tax benefit of $146 million. Of this $146 million reduction in unrecognized tax benefits, $81 million resulted in an effective tax rate benefit during the first quarter. These reductions to the gross unrecognized tax benefits have been offset by current year tax positions that increase unrecognized tax benefits. In total, the gross unrecognized tax benefits as of March 31, 2010 decreased by $117 million from the recorded balance as of December 31, 2009.

Note 13 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2010
Employee severance pay and related costs	$1,809	$258
Non-cancelable lease, contract termination, and other charges	2,992	4,154

Restructuring charges, net	$4,801	$4,412

Q4’08 Restructuring Plan. During the fourth quarter of 2008, the Company implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities in the U.S. and internationally. During the three months ended March 31, 2009, the Company incurred total pre-tax cash charges of approximately $5 million in severance, facility, and other restructuring costs related to the Q4’08 restructuring plan, consisting of $6 million in charges related to the U.S. segment offset by a $1 million reversal related to the International segment. During the three months ended March 31, 2010, the Company incurred total pre-tax cash charges of approximately $4 million in facility and other restructuring costs related to the Q4’08 restructuring plan, consisting of $5 million in charges related to the U.S. segment, offset by a $1 million reversal related to the International segment.

Q2’09 Restructuring Plan. During the second quarter of 2009, the Company implemented new cost reduction initiatives to further reduce the Company’s worldwide workforce by approximately 5 percent. During the three months ended March 31, 2010, the Company did not incur any charges related to the Q2’09 restructuring plan.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its international facilities and began implementation of a workforce realignment at the facility to focus resources on its strategic initiatives. The Company plans to exit the facility in the third quarter of 2010. In connection with the strategic realignment efforts, an executive of one of the Company’s acquired businesses departed. During the three months ended March 31, 2010, the Company incurred total pre-tax cash charges of less than $1 million in severance and other related costs related to the Q4’09 restructuring charges, consisting of charges related to the International segment.

Restructuring Accruals. As of March 31, 2009 and 2010, the aggregate outstanding restructuring liability related to the cost reduction initiatives was $37 million and $72 million, respectively. Of the $72 million restructuring liability as of March 31, 2010, $17 million relates to employee severance pay expenses which the Company expects to substantially pay out by the end of the third quarter of 2010, and $55 million relates to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations, which extend to the second quarter of 2017.

The Company’s restructuring accrual activity for the quarter ended March 31, 2009 is summarized as follows (in thousands):

Q4’08 Restructuring Plan
Balance as of January 1, 2009	$89,887

Employee severance pay and related costs	3,547
Non-cancelable lease, contract termination, and other charges	4,062
Reversal of previous charges	(2,808)

Restructuring charges, net for the quarter ended March 31, 2009	$4,801
Cash paid	(58,010)
Non-cash adjustments	277

Balance as of March 31, 2009	$36,955

The Company’s restructuring accrual activity for the quarter ended March 31, 2010 is summarized as follows (in thousands):

	Q4’08 Restructuring Plan	Q2’09 Restructuring Plan	Q4’09 Restructuring Charges	Total
Balance as of January 1, 2010	$59,965	$4,302	$14,765	$79,032

Employee severance pay and related costs	183	17	431	631
Non-cancelable lease, contract termination, and other charges	5,251	—	—	5,251
Reversal of previous charges	(1,097)	(373)	—	(1,470)

Restructuring charges, net for the quarter ended March 31, 2010	$4,337	$(356)	$431	$4,412
Cash paid	(9,140)	(531)	(1,181)	(10,852)
Non-cash adjustments	162	(350)	(685)	(873)

Balance as of March 31, 2010	$55,324	$3,065	$13,330	$71,719

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2009	March 31, 2010
United States	$52,802	$50,247
International	26,230	21,472

Total restructuring accruals	$79,032	$71,719

Note 14 SEARCH AGREEMENT WITH MICROSOFT CORPORATION

On December 4, 2009, the Company entered into a Search and Advertising Services and Sales Agreement (“Search Agreement”) with Microsoft Corporation (“Microsoft”) under which Microsoft will be its exclusive platform technology provider for algorithmic and paid search services and non-exclusive provider for contextual advertising. The Company also entered into a License Agreement with Microsoft. Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and will have the ability to integrate this technology into its existing Web search platforms. The Company received regulatory clearance from both the U.S. Department of Justice and the European Commission on February 18, 2010 and commenced implementation of the Search Agreement on February 23, 2010. Under the Search Agreement, the Company will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement.

During the first five years of the term of the Search Agreement, the Company will be entitled to receive 88 percent of the net revenues generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and it will also be entitled to receive its share (at the Revenue Share Rate) of the net revenues generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenues is deducted. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive its share (at the Revenue Share Rate) of the net revenues generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenues and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement.

Microsoft has agreed to reimburse the Company for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. From February 23, 2010 until the applicable services are fully transitioned to Microsoft, Microsoft will also reimburse the Company for the costs of running its algorithmic and paid search services subject to specified exclusions and limitations. These search operating cost reimbursements and certain employee retention costs are separate from and in addition to the $150 million of transition cost reimbursement payments.

The global transition of the Company’s algorithmic and paid search platforms to Microsoft and migration of its paid search advertisers and publishers is expected to take up to 24 months and will be done on a market by market basis. The Company began reflecting reimbursements from Microsoft for transition costs and the cost of running its algorithmic and paid search services during the quarter ended March 31, 2010. The Company expects search revenue sharing with Microsoft under the Search Agreement to begin in late 2010 and increase in 2011 and 2012 as it migrates its paid search advertisers and publishers to Microsoft’s platforms by market. Based on the Company’s current levels of revenue and operating expenses, it expects the Search Agreement, when fully implemented, to have a positive impact on its operating income and to result in capital expenditures savings.

The Company’s operating expenses for the three months ended March 31, 2010 reflect cost reimbursements from Microsoft of $43 million for transition costs incurred in 2009, $24 million for transition costs incurred in the first quarter of 2010, $35 million for search operating costs incurred in the first quarter of 2010, and $15 million for employee retention costs incurred in the first quarter of 2010. The Company accrues for the reimbursements as costs are incurred and applies them against the operating expense categories in which the costs were incurred. As of March 31, 2010, the total reimbursements to be received from Microsoft of $122 million (including $5 million of reimbursements for employee retention costs incurred in 2009) were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. These reimbursements were subsequently received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenues, including revenues for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenues and operating expenses;

•	expectations about the amount of unrecognized tax benefits and the adequacy of our existing tax reserves;

•	anticipated capital expenditures;

•	expectations about the implementation and the financial and operational impacts of our search agreement with Microsoft;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” “us,” or “our”), attracts hundreds of millions of users every month through its innovative technology and engaging content and services, making it one of the most trafficked Internet destinations and a world class online media company. Yahoo!’s vision is to be the center of people’s online lives by delivering personally relevant, meaningful Internet experiences. To users, we provide online properties and services (“Yahoo! Properties” or our “Owned and Operated sites”). To advertisers, we provide a range of marketing services designed to reach and connect with users of our Owned and Operated sites, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (our “Affiliates”) that have integrated our advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

We generate revenues by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Our marketing services offerings include the display of graphical advertisements (“display advertising”), the display of text-based links to an advertiser’s Website (“search advertising”), listing-based services, and commerce-based transactions. Additionally, although many of the services we provide to users are free, we charge fees for a range of premium services.

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

First Quarter Results

	Three Months Ended March 31,		Dollar
Operating Results	2009	2010	Change
	(In thousands)
Revenues	$1,580,042	$1,596,960	$16,918
Income from operations	$100,685	$188,021	$87,336

	Three Months Ended March 31,		Dollar
Cash Flow Results	2009	2010	Change
	(In thousands)
Net cash provided by operating activities	$262,349	$143,597	$(118,752)
Net cash (used in) provided by investing activities	$(216,331)	$294,346	$510,677
Net cash provided by (used in) financing activities	$15,720	$(369,854)	$(385,574)

Our revenues increased one percent for the three months ended March 31, 2010, compared to the same period in 2009. This can be attributed to an increase in our marketing services revenues, offset by a decrease in our fees revenues. The increase in income from operations for the three months ended March 31, 2010 reflects a slight increase in revenues and a decrease in operating expenses of $76 million compared to the same period in 2009. The decrease in operating expenses is primarily attributable to the Microsoft reimbursements as well as decreased stock-based compensation and depreciation and amortization expense.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the three months ended March 31, 2010 generated adequate cash to meet our operating needs. Cash provided by investing activities in the three months ended March 31, 2010 included net proceeds from sales and maturities of marketable debt securities of $312 million and $100 million from the sale of a divested business, offset by net capital expenditures of $113 million. Cash used in financing activities included $385 million used in the direct repurchase of common stock and $30 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock, offset by $13 million in proceeds from employee option exercises.

Search Agreement with Microsoft Corporation

Our operating expenses for the three months ended March 31, 2010 reflect cost reimbursements from Microsoft Corporation (“Microsoft”) of $43 million for transition costs incurred in 2009, $24 million for transition costs incurred in the first quarter of 2010, $35 million for search operating costs incurred in the first quarter of 2010, and $15 million for employee retention costs incurred in the first quarter of 2010. We accrue for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. As of March 31, 2010, the total reimbursements to be received from Microsoft of $122 million (including $5 million of reimbursements for employee retention costs incurred in 2009) were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets. These reimbursements were subsequently received. In the future, quarterly transition cost reimbursements are expected to be roughly equivalent to the quarterly transition costs. Search operating cost reimbursements are expected to continue in each quarter of 2010 at an estimated rate of $75 to $85 million per quarter. Search operating cost reimbursements will continue until we have fully transitioned to Microsoft’s search platform. We view search operating cost reimbursements as an indicator of the long-term cost savings associated with the full implementation of the Search Agreement.

See Note 14 – “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements elsewhere in this Report for additional information.

Results of Operations

Revenues. Revenues by groups of similar services were as follows (dollars in thousands):

	Three Months Ended March 31,				Percent
	2009	(*)	2010	(*)	Change
Marketing services:
Owned and Operated sites	$871,764	55%	$874,820	55%	0%
Affiliate sites	511,417	33%	547,698	34%	7%

Marketing services	1,383,181	88%	1,422,518	89%	3%
Fees	196,861	12%	174,442	11%	(11%)

Total revenues	$1,580,042	100%	$1,596,960	100%	1%

(*)	Percent of total revenues.

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

We currently expect revenues to increase for the three months ending June 30, 2010 compared to the three months ended June 30, 2009 provided global economic conditions continue to improve and advertising spending increases.

Marketing Services Revenues from Owned and Operated Sites. Marketing services revenues from Owned and Operated sites for the three months ended March 31, 2010 remained flat compared to the same period in 2009. The primary components of our marketing services revenues from Owned and Operated sites are search and display advertising. For the three months ended March 31, 2010, revenues from display advertising on Owned and Operated sites increased 20 percent and revenues from search advertising on Owned and Operated sites decreased 14 percent, compared to the same period in 2009. Increased advertising spending in display and a shift towards higher-yielding display inventory have resulted in increased display revenues. Search advertising revenues decreased primarily due to the impact of discontinuing our paid inclusion search product as part of our advertising quality initiatives and declines in revenues per search. While overall search queries on Yahoo! Properties increased, a shift in the mix of monetizable searches from the U.S. to International, which yielded lower revenue per search, resulted in decreased Owned and Operated search advertising revenues.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. For the three months ended March 31, 2010, Page Views remained flat, compared to the same period in 2009. Revenue per Page View increased one percent for the three months ended March 31, 2010, compared to the same period in 2009. The increase in revenue per Page View was due to the increase in revenues from the factors discussed above.

Marketing Services Revenues from Affiliate Sites. Marketing services revenues from Affiliate sites for the three months ended March 31, 2010 increased 7 percent, compared to the same period in 2009. The number of searches on Affiliate sites increased by approximately 3 percent for the three months ended March 31, 2010, compared to the same period in 2009. The increase in revenues can be attributed primarily to the impact of foreign exchange rate fluctuations, increased traffic on Affiliate sites, and a new International Affiliate partner. The average revenue per search on our Affiliate sites increased by 4 percent for the three months ended March 31, 2010, compared to the same period in 2009.

Fees Revenues. Our fees revenues include premium fee-based services such as services for small businesses, Internet broadband services, premium e-mail, sports, photos, games, personals, and music. Other fee-based revenues include royalties, licenses, and mobile services. Fees revenues for the three months ended March 31, 2010 decreased 11 percent, compared to the same period in 2009. The decrease in fees revenues for the three months ended March 31, 2010 are primarily attributed to changes in certain of our broadband access partnerships, from being fee-paying user based to an advertising revenue sharing model as well as declines in revenues from other premium services.

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

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar	Percent
	2009	(*)	2010	(*)	Change	Change
Cost of revenues	$700,737	44%	$706,382	44%	$5,645	1%
Sales and marketing	$321,112	20%	$313,538	20%	$(7,574)	(2)%
Product development	$306,043	19%	$266,077	17%	$(39,966)	(13)%
General and administrative	$136,997	9%	$110,428	7%	$(26,569)	(19)%
Amortization of intangibles	$9,667	1%	$8,102	1%	$(1,565)	(16)%
Restructuring charges, net	$4,801	0%	$4,412	0%	$(389)	(8)%

(*)	Percent of total revenues.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
Cost of revenues	$3,579	$1,011
Sales and marketing	49,897	13,678
Product development	54,278	32,373
General and administrative	18,966	13,721

Total stock-based compensation expense	$126,720	$60,783

For additional information about stock-based compensation, see Note 9 — “Stock-Based Compensation” in the Notes to the condensed consolidated financial statements elsewhere in this Report as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The changes in operating costs and expenses for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenues	$(7,015)	$(18,799)	$(18,890)	$(76)	$42,735	$7,690	$5,645
Sales and marketing	(18,252)	(422)	688	(4,290)	—	14,702	(7,574)
Product development	(40,174)	7,478	2,962	(4,964)	—	(5,268)	(39,966)
General and administrative	(4,278)	147	476	5,159	—	(28,073)	(26,569)
Amortization of intangibles	—	—	(1,565)	—	—	—	(1,565)
Restructuring charges, net	—	—	—	—	—	(389)	(389)

Total	$(69,719)	$(11,596)	$(16,329)	$(4,171)	$42,735	$(11,338)	$(70,418)

Compensation Expense. Total compensation expense decreased $70 million for the three months ended March 31, 2010, compared to the same period in 2009. The decline was primarily due to a decrease in stock-based compensation expense. The decrease in stock-based compensation expense is due to recent grants having a lower grant date fair value than grants currently vesting. In addition, we received total cost reimbursements from Microsoft of $75 million for employee costs, for which there were no similar reimbursements in the same period of 2009. The net impact of the Microsoft Agreement was a reduction in compensation expense of $38 million compared to the same period of 2009.

Information Technology. Information technology expense decreased $12 million for the three months ended March 31, 2010, compared to the same period in 2009. The decrease was due to decreased telecom usage related primarily to our datacenters. In addition, we received total cost reimbursements from Microsoft of $15 million for information technology costs, for which there were no similar reimbursements in the same period of 2009. The net impact of the Microsoft Agreement was a reduction in information technology expenses of $15 million compared to the same period of 2009.

Depreciation and Amortization. Depreciation and amortization expense decreased $16 million for the three months ended March 31, 2010, compared to the same period in 2009. The decrease was due to decreased amortization expense for fully amortized intangible assets acquired in prior years slightly offset by increased depreciation expense related to additional investments in information technology equipment and server equipment.

TAC. TAC increased $43 million for the three months ended March 31, 2010, compared to the same period in 2009. The increase was primarily driven by the impact of foreign exchange rate fluctuations, changes in Affiliate partner mix, a new International Affiliate partner, and increases in revenues from Affiliate sites.

Facilities and Other Expenses. Facilities and other expenses decreased $15 million for the three months ended March 31, 2010, compared to the same period in 2009. The decline is mainly due to decreases in third-party service provider expenses of $32 million, offset by increases in marketing-related expenses of $25 million. Third-party service-provider expenses decreased primarily due to lower advisory and consulting costs. In addition, we received total cost reimbursements from Microsoft of $32 million for other costs, for which there were no similar reimbursements in the same period of 2009. The net impact of the Microsoft Agreement was a reduction in facilities and other expenses of $25 million compared to the same period of 2009. Marketing-related expenses increased due to additional marketing advertising campaigns including our global branding campaign during the three months ended March 31, 2010, compared to the same period in 2009.

We currently expect our operating costs to decrease for the three months ending June 30, 2010, compared to the same period of 2009, due to declines in stock-based compensation expense and intangible asset amortization expense.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2010
Employee severance pay and related costs	$1,809	$258
Non-cancelable lease, contract termination, and other charges	2,992	4,154

Restructuring charges, net	$4,801	$4,412

Q4’08 Restructuring Plan. During the fourth quarter of 2008, we implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities in the U.S. and internationally. During the three months ended March 31, 2009, we incurred total pre-tax cash charges of approximately $5 million in severance, facility, and other restructuring costs related to the Q4’08 restructuring plan, consisting of $6 million in charges related to the U.S. segment offset by a $1 million reversal related to the International segment. During the three months ended March 31, 2010, we incurred total pre-tax cash charges of approximately $4 million in facility and other restructuring costs related to the Q4’08 restructuring plan, consisting of $5 million in charges related to the U.S. segment, offset by a $1 million reversal related to the International segment. As of March 31, 2010, the aggregate outstanding restructuring liability related to the Q4’08 restructuring plan was $55 million, most of which relates to non-cancelable lease costs that we expect to pay over the lease terms of the related obligations, which end by the second quarter of 2017.

Q2’09 Restructuring Plan. During the second quarter of 2009, we implemented new cost reduction initiatives to further reduce our worldwide workforce by approximately 5 percent. During the three months ended March 31, 2010, we did not incur any charges related to the Q2’09 restructuring plan. As of March 31, 2010, the aggregate outstanding restructuring liability related to the Q2’09 restructuring plan was $3 million, which we expect to pay out by the third quarter of 2010.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our international facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We plan to exit the facility in the third quarter of 2010. In connection with the strategic realignment efforts, an executive of one of our acquired businesses departed. During the three months ended March 31, 2010, we incurred total pre-tax cash charges of less than $1 million in severance and other related costs related to the Q4’09 restructuring charges, consisting of charges related to the International segments. As of March 31, 2010, the aggregate outstanding restructuring liability related to the Q4’09 restructuring charges was $13 million, which we expect to pay out by the third quarter of 2010.

In addition to the charges described above, we currently expect to incur future charges of approximately $25 million to $35 million for non-cancelable lease costs and relocation costs as we continue to exit facilities identified as part of the Q4’08 restructuring plan and Q4’09 restructuring charges, of which $21 million to $29 million relates to the U.S segment and $4 million to $6 million relates to the International segment. The future charges are expected to be recorded primarily in 2010 and 2011.

Our restructuring charges for excess lease facilities are highly dependent upon estimated amounts of sublease income. Time required to market and obtain a subtenant or to terminate lease obligations varies considerably with commercial real estate market conditions in certain geographies. Our restructuring charges represent the best estimate of the fair value of the obligations we expect to incur and could be subject to adjustment as market conditions change and sublease agreements are signed through fiscal 2017. Refer to Note 13 — “Restructuring charges, net” in the Notes to the condensed consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (in thousands):

	Three Months Ended March 31,		Dollar Change
	2009	2010
	(In thousands)
Interest and investment income	$6,848	$6,343	$(505)
Investment gains, net	90	447	357
Gain on sale of Zimbra, Inc.	—	66,130	66,130
Other	(1,978)	13,408	15,386

Total other income, net	$4,960	$86,328	$81,368

Interest and investment income for the three months ended March 31, 2010 decreased due to slightly lower average interest rates compared to the same periods in 2009. Average interest rates were 0.6 percent for the three months ended March 31, 2010, compared to 0.8 percent for the same period in 2009. In February 2010, we sold Zimbra, Inc., an acquisition we made in October 2007, for net proceeds of $100 million and a pre-tax gain of $66 million. Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and other non-operating items.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, other than temporary impairments of investments, changes in our average investment balances, and changes in interest and foreign currency exchange rates.

Income Taxes. The effective tax rate for the three months ended March 31, 2010 was 18 percent, compared to 34 percent for the same period in 2009. Our U.S. federal and California income tax returns for the years ended December 31, 2005 and 2006 are currently under examination by the Internal Revenue Service (“IRS”) and the California Franchise Tax Board. During the quarter, we reached an agreement with the IRS in connection with several adjustments to our tax returns, with a favorable outcome on certain of our reserves for tax uncertainties. As a result, the effective tax rate for the three months ended March 31, 2010 differs from the statutory federal income tax rate of 35 percent due to the reduction of our reserves for tax uncertainties and the usage of loss carryforwards to offset the tax on the gain on the sale of Zimbra, Inc. In addition to those recognized benefits, the effective tax rate differs from the statutory rate as a result of several factors, including state taxes, the effect of non-U.S. operations, and non-deductible stock-based compensation expense. The effective tax rate for the three months ended March 31, 2010 was lower than the rate for the same period in 2009, as a result of the same factors.

Our gross amount of unrecognized tax benefits as of March 31, 2010 is $776 million, of which $443 million is recorded on the condensed consolidated balance sheets. In the first quarter we reached an agreement with the IRS in connection with several adjustments to prior years’ tax returns, and this agreement resulted in a reduction to our gross unrecognized tax benefit of $146 million. Of this $146 million reduction in unrecognized tax benefits, $81 million resulted in an effective tax rate benefit during the first quarter. These reductions to the gross unrecognized tax benefits have been offset by current year tax positions that increase unrecognized tax benefits. In total, the gross unrecognized tax benefits as of March 31, 2010 decreased by $117 million from the recorded balance as of December 31, 2009.

As discussed above, during the quarter, we reached an agreement with the IRS in connection with several adjustments to our tax returns, and we adjusted our reserves accordingly. In addition, the IRS has given us notice of other proposed adjustments, including an intercompany transfer pricing adjustment that if not favorably settled with the IRS could have a significant impact on our tax liability. We have not agreed to these proposed adjustments and currently believe that our existing reserves are adequate.

Earnings in Equity Interests. Earnings in equity interests for the three months ended March 31, 2010 was $87 million, as compared to $49 million for the same period in 2009.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Business Segment Results

We manage our business geographically. Through the first quarter of 2010, the primary areas of measurement and decision-making are the U.S. and International. In our Annual Report on Form 10-K for the year ended December 31, 2009, the segment profitability measure we reported was segment operating income before depreciation, amortization, and stock-based compensation expense. Our management team no longer uses this measure to evaluate the operational performance of our segments. Beginning in the first quarter of 2010, management relies on an internal reporting process that provides revenues and direct costs by segment and consolidated income from operations for making decisions related to the evaluation of financial performance and allocating resources. Prior periods have been updated to conform to the measures currently being used by management to evaluate the operational performance of our segments.

Beginning in the second quarter of 2010, the business management structure will be redefined along three geographies: Americas, Asia Pacific, and EMEA (Europe, Middle East, and Africa), and as our internal reporting is aligned to the new structure, segment reporting will be updated accordingly.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2009	2010
Revenues by segment:
United States	$1,187,930	$1,120,664	(6)%
International	392,112	476,296	21%

Total revenues	1,580,042	1,596,960	1%
Direct costs by segment(1):
United States	437,500	413,434	(6)%
International	205,661	263,240	28%
Global operating costs(2)	523,102	501,824	(4)%
Restructuring charges, net	4,801	4,412	(8)%
Depreciation and amortization	181,573	165,246	(9)%
Stock-based compensation expense	126,720	60,783	(52)%

Income from operations	$100,685	$188,021	87%

(1)

Direct costs for each segment include TAC, other cost of revenues, and other operating expenses that are directly attributable to the segment such as employee compensation expense, local sales and marketing expenses, and facilities expenses.

(2)

Global operating costs include product development, service engineering and operations, marketing, customer advocacy, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any segment.

Revenue is generally attributed to individual countries according to the sales force that generated the revenue. No single foreign country accounted for more than 10 percent of revenues for the three months ended March 31, 2009 or 2010.

United States. U.S. revenues for the three months ended March 31, 2010 decreased $67 million, or 6 percent, compared to the same period in 2009. Our year-over-year decrease in revenues was a result of a decline in our search advertising business and our fee-based services, offset by an increase in our display advertising business. Search advertising revenues decreased primarily due to the impact of discontinuing our paid inclusion search product as part of our advertising quality initiatives, declines in Owned and Operated revenue per search, and changes in our Affiliate partner mix. These decreases were offset by an increase in display advertising as our customers shifted towards higher-yielding inventory. Direct costs attributable to the U.S. segment decreased $24 million, or 6 percent, compared to the same period in 2009. The decline is primarily due to a decrease in TAC from the decline in Affiliate search revenues in the U.S.

U.S. revenues accounted for approximately 70 percent of total revenues in the three months ended March 31, 2010, compared to 75 percent in the same period in 2009.

The net cost reimbursements from Microsoft are primarily included in global operating costs for the three months ended March 31, 2010.

International. International revenues for the three months ended March 31, 2010 increased $84 million, or 21 percent, as compared to the same periods in 2009. The increase in international revenues was primarily driven by a new International Affiliate partner and the effects of foreign currency exchange rate fluctuations. Direct costs attributable to the International segment increased $58 million, or 28 percent, compared to the same period in 2009. The increase in direct costs was primarily driven by an increase in TAC associated with the increase in Affiliate revenues.

International revenues accounted for approximately 30 percent of total revenues in the three months ended March 31, 2010, compared to 25 percent in the same period in 2009.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2009, our international revenues for the three months ended March 31, 2010 would have been lower than we reported by approximately $50 million, and our International segment direct costs would have been lower than we reported by $33 million.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2009. Refer to Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements for the adoption of new revenue recognition guidance.

Liquidity and Capital Resources

	As of December 31, 2009	As of March 31, 2010
	(Dollars in thousands)
Cash and cash equivalents	$1,275,430	$1,330,632
Short-term marketable debt securities	2,015,655	1,911,423
Long-term marketable debt securities	1,226,919	1,001,654

Total cash, cash equivalents, and marketable debt securities	$4,518,004	$4,243,709

Percentage of total assets	30%	29%

	Three Months Ended March 31,
Cash Flow Highlights	2009	2010
	(In thousands)
Net cash provided by operating activities	$262,349	$143,597
Net cash (used in) provided by investing activities	$(216,331)	$294,346
Net cash provided by (used in) financing activities	$15,720	$(369,854)

Our operating activities for the three months ended March 31, 2010 generated adequate cash to meet our operating needs. As of March 31, 2010, we had cash, cash equivalents, and marketable debt securities totaling $4.2 billion, compared to $4.5 billion at December 31, 2009. During the three months ended March 31, 2010, we repurchased 24.8 million shares for $385 million.

During the three months ended March 31, 2010, we generated $144 million of cash from operating activities, $100 million of proceeds from the sale of a divested business, and $13 million from the issuance of common stock as a result of the exercise of employee stock options. This was offset by a net $113 million in capital expenditures, $30 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock, and $385 million used in the direct repurchase of common stock. During the three months ended March 31, 2009, we invested a net $70 million in capital expenditures. The cash used for these investments was offset by $262 million of cash generated from operating activities and $4 million from the issuance of common stock as a result of the exercise of employee stock options. In the three months ended March 31, 2009, $10 million was used for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related related reacquisition of shares of restricted stock.

We expect to continue to generate positive cash flows from operations for the second quarter of 2010. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 8 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was lower than net income in the three months ended March 31, 2010 due to changes in working capital, including Microsoft reimbursements not yet received as cash.

Cash used in investing activities was primarily attributable to capital expenditures and purchases of intangible assets. In the three months ended March 31, 2010, we invested $113 million in net capital expenditures and $5 million to purchase intangible assets, which was offset by proceeds from the sale of a divested business of $100 million and net proceeds from sales and maturities of marketable debt securities of $312 million. During the three months ended March 31, 2009, we invested $70 million in net capital expenditures and $5 million to purchase intangible assets.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises. Our cash proceeds from employee stock option exercises were $13 million for the three months ended March 31, 2010, compared to $4 million for the same period of 2009. During the three months ended March 31, 2010, we used $385 million in the direct repurchase of 24.8 million shares of common stock at an average price of $15.54 per share. We used $30 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the three months ended March 31, 2009, we did not repurchase any shares of common stock. We used $10 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $113 million for the three months ended March 31, 2010, compared to $70 million in the same period of 2009. Our capital expenditures for the nine months ending December 31, 2010 are expected to be higher compared to the same period of 2009 as we continue to invest in our infrastructure to support additional users and to increase performance to our users.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 16 years, expiring between 2010 and 2026.

During the first quarter of 2010, we entered into a purchase agreement to acquire for $73 million certain office space that we were occupying under an operating lease. Accordingly, the operating lease was re-classified to a capital lease and we recorded $73 million as a capital lease obligation in our condensed consolidated balance sheets. The transaction is expected to close in the second quarter of 2010.

A summary of lease commitments as of March 31, 2010 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Nine months ending December 31, 2010	$117	$16
Years ending December 31,
2011	139	12
2012	110	13
2013	92	13
2014	79	14
2015	67	14
Due after 5 years	69	111

Total gross lease commitments	$673	$193

Less: interest	—	(79)

Net lease commitments	$673	$114

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our Affiliates. As of March 31, 2010, these commitments totaled $119 million, of which $95 million will be payable in the remainder of 2010 and $24 million will be payable in 2011.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $44 million through 2023.

Income Taxes. As of March 31, 2010, the unrecognized tax benefits that resulted in an accrued liability amounted to $443 million and are recorded on our condensed consolidated balance sheets. As of March 31, 2010, the settlement period for our income tax liabilities cannot be determined.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $20 million and $25 million decrease in the fair value of our available-for-sale debt securities as of March 31, 2010 and December 31, 2009, respectively.

Foreign Currency Risk. Revenues and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenues, operating expenses, and net income for our International segment. Similarly, our revenues, operating expenses, and net income will increase for our International segment if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three months ended March 31, 2009, our international revenues for the three months ended March 31, 2010 would have been lower than we reported by approximately $50 million and our International segment direct costs would have been lower than we reported by $33 million.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the three months ended March 31, 2010 and 2009, our net realized and unrealized foreign currency transaction losses were not material.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of March 31, 2010 and 2009, net unrealized gains and losses on these investments were not material.

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

For a description of our material legal proceedings, see Note 10 — “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on February 26, 2010, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the 10-K for the year ended December 31, 2009.

We face significant competition for users, advertisers, publishers and distributors.

We face significant competition from integrated online media companies as well as from social networking sites and traditional print and broadcast media.

Google, Microsoft, and AOL each offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. Among other areas, we compete against these companies:

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

We further compete for users, advertisers and developers with social media and networking sites such as Facebook.com as well as the wide variety of other providers of online services. Social networking sites in particular are attracting a substantial and increasing share of users and users’ online time, which could enable them to attract an increasing share of online advertising dollars.

We also compete with traditional print and broadcast media companies to attract advertising dollars, both domestically and internationally. Currently many advertisers direct a portion, but only a portion, of their advertising budgets to Internet advertising. In response, traditional media companies are increasingly expanding their content offerings onto the Web and thus are competing not only to keep offline advertising dollars but also for a share of online advertising dollars.

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

If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenues and growth rates could decline. In addition, competitors may consolidate with each other or collaborate and new competitors may enter the market.

The majority of our revenues are derived from marketing services, and the reduction in spending by or loss of current or potential advertisers would cause our revenues and operating results to decline.

For the three-months ended March 31, 2010, 89 percent of our total revenues came from marketing services. Our ability to continue to retain and grow marketing services revenues depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	maintaining and expanding our advertiser base;

•	broadening our relationships with advertisers to small- and medium-sized businesses;

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

In most cases, our agreements with advertisers have a term of one year or less, and may be terminated at any time by the advertiser or by Yahoo!. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenues accurately. In addition, our expense levels are based in part on expectations of future revenues, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term in some categories. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential future advertisers. Any reduction in spending by, or loss of, existing or potential future advertisers would cause our revenues to decline. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

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

Under our Search Agreement with Microsoft, Microsoft will be Yahoo!’s exclusive platform technology provider for algorithmic and paid search services. The parties commenced implementation of the Search Agreement on February 23, 2010. The global transition of Yahoo!’s algorithmic and paid search platforms to Microsoft and migration of Yahoo!’s paid search advertisers and publishers is expected to take up to 24 months and will be done on a market by market basis. The transition process will be complex and will require the expenditure of significant time and resources by us. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

Following the transition in each market, we will be relying on Microsoft as our exclusive platform technology provider of algorithmic and paid search services. If Microsoft fails to perform as required under the Search Agreement for any reason or suffers service level interruptions or other performance issues, we may not realize the anticipated benefits of the Search Agreement, and our search revenues could decline.

If we are unable to provide innovative search experiences and other services that generate significant traffic to our Websites, our business could be harmed, causing our revenues to decline.

Internet search is characterized by rapidly changing technology, significant competition, evolving industry standards, and frequent product and service enhancements. We must continually invest in improving our users’ search experience—presenting users with a search experience that is responsive to their needs and preferences—in order to continue to attract, retain, and expand our user base and paid search advertiser base. We currently deploy our own technology to provide search results on our network. Following implementation of our Search Agreement with Microsoft, Microsoft will become our algorithmic and paid search platform technology provider; however, we will continue to need to invest and innovate to improve our users’ search experience.

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

We believe that maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we anticipate spending increasing amounts of money on, and devoting greater resources to, advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brands. Our brands may be negatively impacted by a number of factors, including among other issues: service outages; product malfunctions; data privacy and security issues; exploitation of our trademarks by others without permission; and poor presentation or integration of our search marketing offerings by Affiliates on their sites or in their software and services.

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

We may be subject to legal liability associated with providing online services.

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

•	the impairment of relationships with employees of the acquired companies or our existing employees as a result of integration of new management personnel;

•	our lack of, or limitations on our, control over the operations of our joint venture companies;

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

Any failure to scale and adapt our existing technology architecture to manage expansion of user-facing services and to respond to rapid technological change could adversely affect our business.

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

We rely on third-party providers of rich media formats to provide the technologies required to deliver rich media content to our users, and any change in the licensing terms, costs, availability, or user acceptance of these formats and technologies could adversely affect our business.

We rely on leading providers of media formats and media player technology to deliver rich media content and advertising to our users. There can be no assurance that these providers will continue to license their formats and player technologies to us on reasonable terms, or at all. Providers of rich media formats and player technologies may begin charging users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our rich media services to be successful, there must be a large base of users of these rich media technologies. We have limited or no control over the availability or acceptance of rich media technologies, and any change in the licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

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

•

We enter into agreements with mobile, tablet, netbook, and other device manufacturers and carriers as well as Internet-enabled television manufacturers and other electronics companies to promote our software and services on their devices.

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

More individuals are utilizing non-PC devices to access the Internet, and versions of our services developed for these devices might not gain widespread adoption by the devices’ users, manufacturers, or distributors or might fail to function as intended on some devices.

The number of individuals who access the Internet through devices other than a PC, such as mobile telephones, personal digital assistants, hand held computers, tablets, netbooks, televisions, and set-top box devices, has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on the desktop and PC. The different hardware and software, memory, operating systems, resolution, and other functionality associated with alternative devices currently available may make our desktop and PC services unusable or difficult to use on such devices. Similarly, the licenses we have negotiated to present third-party content to desktop and PC users may not extend to users of alternative devices. In those cases, we may need to enter into new or amended agreements with the content providers in order to present a similar user-experience on the new devices. The content providers may not be willing to enter into such new or amended agreements on reasonable terms or at all.

We offer versions of many of our popular services (such as sports, finance, and news) designed to be accessed on a number of models of alternative devices. We also offer versions of some of our services (such as instant messaging) designed for specific popular devices. As new devices are introduced, it is difficult to predict the problems we may encounter in developing versions of our services for use on those devices, and we may need to devote significant resources to the creation, support, and maintenance of such versions or risk loss of market share. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, content providers, and users to our services, or to capture a sufficient share of an increasingly important portion of the market for these services, we may be unsuccessful in attracting both advertisers and premium service subscribers to these services.

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

In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications, and other commercial services. Many of these companies have a dominant market share in their territories and are owned by local telecommunications providers which give them a competitive advantage. Local providers of competing online services may also have a substantial advantage over us in attracting users in their country due to more established branding in that country, greater knowledge with respect to the tastes and preferences of users residing in that country, and/or their focus on a single market. Further, the local providers may have greater regulatory and operational flexibility than Yahoo! due to the fact that we are subject to both U.S. and foreign regulatory requirements. We must continue to improve our local offerings, become more knowledgeable about our local users and their preferences, deepen our relationships with our local users as well as increase our branding and other marketing activities in order to remain competitive and strengthen our international market position.

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

New technologies could block display advertisements or search marketing advertisements, which could harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block display or search advertisements. Most of our revenues are derived from fees paid by advertisers in connection with the display of graphical advertisements or clicks on search advertisements on Web pages. As a result, advertisement-blocking technology could reduce the number of display and search advertisements that we are able to deliver and, in turn, could reduce our advertising revenues and operating results.

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats, which could limit the effectiveness of our products and services.

A large amount of information on the Internet is provided in proprietary document formats such as Microsoft Word. These proprietary document formats may limit the effectiveness of search technology by preventing the technology from accessing the content of such documents. The providers of the software applications used to create these documents could engineer the document format to prevent or interfere with the process of indexing the document contents with search technology. This would mean that the document contents would not be included in search results even if the contents were directly relevant to a search. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If the search platform technology we employ is unable to index proprietary format Web documents as effectively as our competitors’ technology, usage of our search services might decline, which could cause our revenues to fall.

Interruptions, delays, or failures in the provision of our services could harm our operating results.

Delays or disruptions to our service could result from a variety of causes, including the following:

•	Our operations are susceptible to outages and interruptions due to fire, flood, earthquake, power loss, telecommunications failures, cyber attacks, terrorist attacks, and similar events.

•

The systems through which we provide our products and services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced as we roll out improvements and upgrades, which might cause service malfunctions or require services to be taken offline while corrective responses are developed.

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

A portion of our marketing services revenues arises from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brand and lead to a loss of advertisers and revenues. Moreover, advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. Advertisers may also be issued refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, or refunds or credits could negatively impact our profitability.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended March 31, 2010, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $14.80 to $17.23 per share and the closing sale price on April 30, 2010 was $16.53 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group Holding Limited (“Alibaba Group”); and news reports relating to us, trends in our markets, or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2010 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
January 1 — January 31, 2010	—	—	—	$973,400
February 1 — February 28, 2010	13,821,360	$15.20	13,821,360	$763,317
March 1 — March 31, 2010	10,961,400	$15.97	10,961,400	$588,229

Total	24,782,760	$15.54	24,782,760

(*)

The shares repurchased in the three months ended March 31, 2010 were under our stock repurchase program that was announced in October 2006 with an authorized level of $3.0 billion. This program, according to its terms, will expire in October 2011. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

YAHOO! INC.

Dated: May 10, 2010	By:	/s/ Carol Bartz
Carol Bartz
Chief Executive Officer

Dated: May 10, 2010	By:	/s/ Timothy R. Morse
Timothy R. Morse
Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, filed as Exhibit 4.1 below).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2009 and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2010.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2010.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2010.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.