Form 10-Q
period 2010-06-30
YAHOO INC
filed 2010-08-09
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common Stock, $0.001 par value	1,348,278,127

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited, in thousands except per share amounts)
Revenue	$1,572,897	$1,601,379	$3,152,939	$3,198,339
Cost of revenue	712,453	682,722	1,413,190	1,389,104

Gross profit	860,444	918,657	1,739,749	1,809,235

Operating expenses:
Sales and marketing	280,386	331,468	601,498	645,006
Product development	291,398	268,552	597,441	534,629
General and administrative	138,652	125,333	275,649	235,761
Amortization of intangibles	9,253	7,880	18,920	15,982
Restructuring charges, net	65,002	10,052	69,803	14,464

Total operating expenses	784,691	743,285	1,563,311	1,445,842

Income from operations	75,753	175,372	176,438	363,393
Other income, net	72,010	12,588	76,970	98,916

Income before income taxes and earnings in equity interests	147,763	187,960	253,408	462,309
Provision for income taxes	(68,879)	(68,524)	(104,763)	(117,968)
Earnings in equity interests	64,156	96,707	113,090	184,081

Net income	143,040	216,143	261,735	528,422
Less: Net income attributable to noncontrolling interests	(1,653)	(2,822)	(2,790)	(4,910)

Net income attributable to Yahoo! Inc.	$141,387	$213,321	$258,945	$523,512

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.10	$0.15	$0.19	$0.38

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.10	$0.15	$0.18	$0.37

Shares used in per share calculation — basic	1,394,783	1,378,374	1,393,155	1,388,341

Shares used in per share calculation — diluted	1,414,295	1,390,240	1,410,348	1,401,836

Stock-based compensation expense by function:
Cost of revenue	$2,663	$580	$6,242	$1,591
Sales and marketing	$35,651	$21,540	$85,548	$35,218
Product development	$51,647	$26,132	$105,925	$58,505
General and administrative	$22,565	$9,345	$41,531	$23,066
Restructuring expense reversals	$(7,600)	$—	$(7,600)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2009	June 30, 2010
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,275,430	$1,183,325
Short-term marketable debt securities	2,015,655	1,576,276
Accounts receivable, net	1,003,362	921,636
Prepaid expenses and other current assets	300,325	366,855

Total current assets	4,594,772	4,048,092
Long-term marketable debt securities	1,226,919	1,039,327
Property and equipment, net	1,426,862	1,517,891
Goodwill	3,640,373	3,640,659
Intangible assets, net	355,883	288,282
Other long-term assets	194,933	216,072
Investments in equity interests	3,496,288	3,601,511

Total assets	$14,936,030	$14,351,834

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136,769	$132,478
Accrued expenses and other current liabilities	1,169,815	960,452
Deferred revenue	411,144	346,829

Total current liabilities	1,717,728	1,439,759
Long-term deferred revenue	122,550	82,113
Capital lease and other long-term liabilities	83,021	140,087
Deferred and other long-term tax liabilities, net	494,095	525,321

Total liabilities	2,417,394	2,187,280
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,413,718 shares issued and 1,406,075 shares outstanding as of December 31, 2009 and 1,425,919 shares issued and 1,361,583 shares outstanding as of June 30, 2010	1,410	1,423
Additional paid-in capital	10,640,367	10,804,220
Treasury stock at cost, 7,643 shares as of December 31, 2009 and 64,336 shares as of June 30, 2010	(117,331)	(998,748)
Retained earnings	1,599,638	2,123,150
Accumulated other comprehensive income	369,236	204,283

Total Yahoo! Inc. stockholders’ equity	12,493,320	12,134,328
Noncontrolling interests	25,316	30,226

Total equity	12,518,636	12,164,554

Total liabilities and equity	$14,936,030	$14,351,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2009	June 30, 2010
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$261,735	$528,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	273,502	255,192
Amortization of intangible assets	105,811	68,024
Stock-based compensation expense, net	231,646	118,380
Non-cash restructuring charges	6,467	72
Tax benefits from stock-based awards	16,536	21,922
Excess tax benefits from stock-based awards	(67,186)	(64,014)
Deferred income taxes	24,741	28,903
Earnings in equity interests	(113,090)	(184,081)
Dividends received from equity investee	26,145	60,918
Gain from sales of investments, assets, and other, net	(72,243)	(52,581)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	163,262	60,323
Prepaid expenses and other	4,618	(67,267)
Accounts payable	(69,621)	1,440
Accrued expenses and other liabilities	(139,378)	(208,589)
Deferred revenue	(48,802)	(76,500)

Net cash provided by operating activities	604,143	490,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(165,155)	(302,811)
Purchases of marketable debt securities	(2,173,606)	(1,367,688)
Proceeds from sales of marketable debt securities	56,159	507,364
Proceeds from maturities of marketable debt securities	1,439,837	1,460,172
Proceeds from sales of marketable equity securities	119,987	—
Acquisitions, net of cash acquired	—	(112,361)
Purchases of intangible assets	(21,751)	(12,617)
Proceeds from the sale of a divested business	—	100,000
Other investing activities, net	(86)	(18,846)

Net cash (used in) provided by investing activities	(744,615)	253,213

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	71,052	83,604
Repayments of capital lease obligations	—	(804)
Repurchases of common stock	—	(881,317)
Excess tax benefits from stock-based awards	67,186	64,014
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(26,618)	(40,739)

Net cash provided by (used in) financing activities	111,620	(775,242)

Effect of exchange rate changes on cash and cash equivalents	20,642	(60,640)
Net change in cash and cash equivalents	(8,210)	(92,105)
Cash and cash equivalents at beginning of period	2,292,296	1,275,430

Cash and cash equivalents at end of period	$2,284,086	$1,183,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), attracts hundreds of millions of users every month through its innovative technology and engaging content and services, making it one of the most trafficked Internet destinations and a world class online media company. Yahoo!’s vision is to be the center of people’s online lives by delivering personally relevant, meaningful Internet experiences. Together with the Company’s owned and operated online properties and services (“Yahoo! Properties” or “Owned and Operated sites”), Yahoo! also provides its advertising offerings and access to Internet users beyond Yahoo! through its distribution network of third-party entities (“Affiliates”), who have integrated the Company’s advertising offerings into their Websites, referred to as Affiliate sites, or their other offerings. The Company generates revenue by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Additionally, although many of the services the Company provides to users are free, Yahoo! does charge fees for a range of premium services.

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, stock-based compensation, goodwill and other intangible assets, income taxes, contingencies, and restructuring charges. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

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

The Company elected to early adopt this accounting standard on January 1, 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations for the three and six months ended June 30, 2010.

The Company’s revenue is derived principally from services, which comprise marketing services for advertisers and publishers and offerings to users. The Company classifies this revenue as marketing services and fees.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured. The Company’s arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition.

Marketing services revenue is generated from several offerings including the display of graphical advertisements (“display advertising”), the display of text-based links to an advertiser’s Website (“search advertising”), listing-based services, and commerce-based transactions.

The Company recognizes revenue from display advertising on Yahoo! Properties as “impressions” are delivered. An “impression” is delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year and in some cases the terms may be up to three years.

The Company is beginning to offer customized display advertising solutions to advertisers. These customized display advertising solutions will combine the Company’s standard display advertising with customized content, customer insights, and campaign analysis. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third party evidence, therefore the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price will allow revenue recognition in a manner consistent with the underlying economics of the transaction.

The Company also recognizes revenue from search advertising on Yahoo! Properties. Search advertising revenue is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s search result listing.

Marketing services revenue also includes listings and transaction revenue. Listings revenue is generated from a variety of consumer and business listings-based services, including access to the Yahoo! HotJobs database and classified advertising such as Yahoo! Autos, Yahoo! Real Estate, and other services. The Company recognizes listings revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo! Properties, principally from Small Business, Yahoo! Travel and Yahoo! Shopping. The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred (for example, when travel arrangements are booked through Yahoo! Travel).

In addition to delivering search and display advertising on Yahoo! Properties, the Company also generates revenue from search and/or display advertising offerings on Affiliate sites. The Company pays Affiliates for the revenue generated from the display of these advertisements on the Affiliates’ Websites. These payments are called traffic acquisition costs (“TAC”). The revenue derived from these arrangements that involve traffic supplied by Affiliates is reported gross of the payment to Affiliates. This revenue is reported gross due to the fact that the Company is the primary obligor to the advertisers who are the customers of the advertising service.

Fees revenue consists of revenue generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, premium mail, music and personals offerings as well as services for small businesses. The Company recognizes fees revenue when the services are performed.

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

Current deferred revenue is comprised of contractual billings in excess of recognized revenue and payments received in advance of revenue recognition. Long-term deferred revenue includes amounts received from customers for which services will not be delivered within the next 12 months.

Note 2 BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! INC. COMMON STOCKHOLDERS PER SHARE

Basic and diluted net income attributable to Yahoo! common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock awards granted under the Company’s 1995 Stock Plan and restricted stock units granted under the 1996 Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the employee stock purchase plan. The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Potentially dilutive securities representing approximately 86 million shares of common stock for the three and six months ended June 30, 2010, respectively, and 133 million and 138 million shares of common stock for the three and six months ended June 30, 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Basic:
Numerator:
Net income attributable to Yahoo!	$141,387	$213,321	$258,945	$523,512
Less: Net income allocated to participating securities	(171)	(55)	(324)	(103)

Net income attributable to Yahoo! common stockholders — basic	$141,216	$213,266	$258,621	$523,409

Denominator:
Weighted average common shares	1,394,783	1,378,374	1,393,155	1,388,341

Net income attributable to Yahoo! common stockholders per share — basic	$0.10	$0.15	$0.19	$0.38

Diluted:
Numerator:
Net income attributable to Yahoo!	$141,387	$213,321	$258,945	$523,512
Less: Net income allocated to participating securities	(24)	(19)	(55)	(41)
Less: Effect of dilutive securities issued by equity investees	(219)	(670)	(445)	(1,348)

Net income attributable to Yahoo! common stockholders — diluted	$141,144	$212,632	$258,445	$522,123

Denominator:
Denominator for basic calculation	1,394,783	1,378,374	1,393,155	1,388,341
Weighted average effect of Yahoo! dilutive securities:
Restricted stock and restricted stock units	11,741	6,157	11,255	6,819
Stock options and employee stock purchase plan	7,771	5,709	5,938	6,676

Denominator for diluted calculation	1,414,295	1,390,240	1,410,348	1,401,836

Net income attributable to Yahoo! common stockholders per share — diluted	$0.10	$0.15	$0.18	$0.37

Note 3 ACQUISITIONS

During the six months ended June 30, 2010, the Company acquired three companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $114 million. The total cash consideration of $114 million less cash acquired of $2 million resulted in a net cash outlay of $112 million. Of the purchase price, $75 million was preliminarily allocated to goodwill, $32 million to amortizable intangible assets, $17 million to tangible assets, $2 million to cash acquired, and $12 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. In connection with the acquisitions, the Company issued stock-based awards valued at $9 million, which is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

The Company’s business combinations completed during the six months ended June 30, 2010 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2009	June 30, 2010	Percent Ownership of Common Stock
Alibaba Group	$2,167,007	$2,205,669	43%
Yahoo Japan	1,329,281	1,395,842	35%

Total	$3,496,288	$3,601,511

Equity Investment in Alibaba Group. The investment in Alibaba Group Holding Limited (“Alibaba Group”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Alibaba Group, and its consolidated subsidiaries, and any related amortization expense, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of income.

As of June 30, 2010, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of Alibaba Group’s stockholders’ equity is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,205,669
Proportionate share of Alibaba Group stockholders’ equity	1,568,767

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$636,902

(*)	The excess carrying value has been primarily assigned to goodwill.

The following tables present Alibaba Group’s U.S. GAAP condensed financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
Operating data:
Revenue	$156,628	$281,955	$309,276	$555,767
Gross profit	$115,122	$207,189	$218,615	$420,074
Income (loss) from operations(*)	$1,934	$35,548	$(43,676)	$(133,574)
Net income (loss)	$4,545	$45,013	$(46,459)	$(100,212)
Net (loss) income attributable to Alibaba Group	$(5,423)	$32,060	$(64,511)	$(124,636)

			September 30, 2009	March 31, 2010
Balance sheet data:
Current assets			$3,191,097	$3,848,578
Long-term assets			$2,308,099	$2,252,401
Current liabilities			$1,559,975	$2,179,753
Long-term liabilities			$25,815	$48,913
Noncontrolling interests			$185,055	$225,207

(*)

The loss from operations of $134 million for the six months ended March 31, 2010 is primarily due to Alibaba Group’s impairment loss of $192 million on goodwill related to the business that Yahoo! contributed to Alibaba Group. This impairment does not impact Yahoo!’s earnings in equity interests as Yahoo!’s investment balance related to this contributed business was carried over at cost and therefore Yahoo! has no basis in the impaired goodwill.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and six months ended June 30, 2009 and 2010, these transactions were not material.

Equity Investment in Yahoo Japan. The investment in Yahoo Japan Corporation (“Yahoo Japan”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo Japan, and its consolidated subsidiaries, and any related amortization expense, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of income.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Differences between U.S. GAAP and accounting principles generally accepted in Japan (“Japanese GAAP”), the standards by which Yahoo Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s condensed consolidated financial statements. The Company does, however, make adjustments to the earnings in equity interests line in the condensed consolidated statements of income for any differences between U.S. GAAP and Japanese GAAP.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $8 billion as of June 30, 2010.

During the three months ended June 30, 2009 and 2010, the Company received cash dividends from Yahoo Japan in the amounts of $26 million and $61 million, net of taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

The following tables present summarized financial information derived from Yahoo Japan’s consolidated financial statements, which are prepared on the basis of Japanese GAAP. The Company has made adjustments to the Yahoo Japan financial information to address differences between Japanese GAAP and U.S. GAAP that materially impact the summarized financial information below. Due to these adjustments, the Yahoo Japan summarized financial information presented below is not materially different than such information presented on the basis of U.S. GAAP.

	Three Months Ended		Six Months Ended
	March 31, 2009	March 31, 2010	March 31, 2009	March 31, 2010
	(in thousands)
Operating data:
Revenue	$803,611	$896,822	$1,582,258	$1,790,717
Gross profit	$681,792	$720,102	$1,339,770	$1,454,038
Income from operations	$380,281	$426,552	$724,586	$832,212
Net income	$200,770	$258,877	$401,286	$492,805
Net income attributable to Yahoo Japan	$199,840	$257,379	$398,549	$489,625

			September 30, 2009	March 31, 2010
			(in thousands)
Balance sheet data:
Current assets			$1,599,624	$2,193,611
Long-term assets			$2,395,863	$2,318,512
Current liabilities			$997,722	$1,138,856
Long-term liabilities			$3,556	$4,520
Noncontrolling interests			$26,662	$24,456

Through its commercial arrangement with Yahoo Japan, the Company provides advertising and search marketing services to Yahoo Japan for a service fee. Under this arrangement, the Company records marketing services revenue from Yahoo Japan for the provision of search marketing services based on a percentage of advertising revenue earned by Yahoo Japan for the delivery of sponsored search results. In addition, the Company recognizes revenue from license fees received from Yahoo Japan. These arrangements resulted in revenue of approximately $73 million and $76 million for the three months ended June 30, 2009 and 2010, respectively, and revenue of approximately $148 million and $150 million, respectively, for the six months ended June 30, 2009 and 2010. As of both December 31, 2009 and June 30, 2010, the Company had a net receivable balance from Yahoo Japan of approximately $41 million.

Note 5 GOODWILL

The Company’s goodwill balance was $3.6 billion as of December 31, 2009, of which $2.6 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.4 billion in the Asia Pacific segment. The change in the carrying amount of goodwill for the six months ended June 30, 2010 was primarily due to the addition of $75 million related to acquisitions in the Americas segment, foreign currency translation losses of $55 million, and a reduction of $19 million related to the allocation of goodwill for the February 2010 sale of Zimbra, Inc., an acquisition made by the Company in October 2007. As of June 30, 2010, the Company’s goodwill balance was $3.6 billion, of which $2.7 billion was recorded in the Americas segment, $0.5 billion in the EMEA segment, and $0.4 billion in the Asia Pacific segment.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2009	June 30, 2010
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer and advertiser related relationships	$83,232	$134,984	$(66,470)	$68,514
Developed technology and patents	239,285	400,352	(209,062)	191,290
Trade names, trademarks, and domain names	33,366	76,628	(48,150)	28,478

Total intangible assets, net	$355,883	$611,964	$(323,682)	$288,282

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $13 million as of June 30, 2010.

For the three months ended June 30, 2009 and 2010, the Company recognized amortization expense for intangible assets of $59 million and $32 million, respectively, including $50 million in cost of revenue for the three months ended June 30, 2009 and $25 million in cost of revenue for the three months ended June 30, 2010. For the six months ended June 30, 2009 and 2010, the Company recognized amortization expense for intangible assets of $106 million and $68 million, respectively, including $87 million in cost of revenue for the six months ended June 30, 2009 and $52 million in cost of revenue for the six months ended June 30, 2010. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2010 and each of the succeeding years is as follows: six months ending December 31, 2010: $57 million; 2011: $95 million; 2012: $68 million; 2013: $31 million; 2014: $16 million; 2015: $4 million; and cumulatively thereafter: $2 million.

Note 7 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Interest and investment income	$4,640	$5,837	$11,488	$12,180
Gain on sale of marketable equity securities	66,684	—	66,684	—
Gain on sale of Zimbra, Inc	—	—	—	66,130
Other	686	6,751	(1,202)	20,606

Total other income, net	$72,010	$12,588	$76,970	$98,916

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

Gain on sale of marketable equity securities includes gains from sales of investments in publicly traded companies. In May 2009, the Company sold all of its Gmarket shares for net proceeds of $120 million. The Company recorded a pre-tax gain of $67 million.

In February 2010, the Company sold Zimbra, Inc., an acquisition the Company made in October 2007, for net proceeds of $100 million. The Company recorded a pre-tax gain of $66 million.

Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, gains/losses from sales of marketable debt securities and/or investments in privately held companies, and other non-operating items.

Note 8 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Net income	$143,040	$216,143	$261,735	$528,422
Change in net unrealized (losses) gains, net on available-for-sale securities, net of tax and reclassification adjustments	(7,073)	4,702	(7,401)	5,748
Foreign currency translation adjustments	15,653	(111,471)	97,769	(170,701)

Other comprehensive income	8,580	(106,769)	90,368	(164,953)

Comprehensive income	151,620	109,374	352,103	363,469
Comprehensive income attributable to noncontrolling interests	(1,653)	(2,822)	(2,790)	(4,910)

Comprehensive income attributable to Yahoo! Inc.	$149,967	$106,552	$349,313	$358,559

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2009	June 30, 2010
Unrealized gains on available-for-sale securities, net of tax	$4,921	$10,669
Foreign currency translation, net of tax	364,315	193,614

Accumulated other comprehensive income	$369,236	$204,283

Note 9 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2009
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,781,674	$868	$(1,825)	$1,780,717
Municipal bonds	465,823	739	(3)	466,559
Corporate debt securities, commercial paper, and bank certificates of deposit	995,291	1,305	(1,298)	995,298
Corporate equity securities	2,597	—	—	2,597

Total investments in available-for-sale securities	$3,245,385	$2,912	$(3,126)	$3,245,171

	June 30, 2010
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,515,717	$2,293	$(188)	$1,517,822
Municipal bonds	215,092	153	(10)	215,235
Corporate debt securities, commercial paper, and bank certificates of deposit	882,980	1,422	(1,856)	882,546
Corporate equity securities	2,597	—	(1,507)	1,090

Total investments in available-for-sale securities	$2,616,386	$3,868	$(3,561)	$2,616,693

			December 31, 2009	June 30, 2010
Reported as:
Short-term marketable debt securities			$2,015,655	$1,576,276
Long-term marketable debt securities			1,226,919	1,039,327
Other assets			2,597	1,090

Total			$3,245,171	$2,616,693

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2009 and the six months ended June 30, 2010 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2009	June 30, 2010
Due within one year	$2,015,655	$1,576,276
Due after one year through five years	1,226,919	1,039,327

Total available-for-sale marketable debt securities	$3,242,574	$2,615,603

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$886,657	$(1,825)	$—	$—	$886,657	$(1,825)
Municipal bonds	8,760	(3)	—	—	8,760	(3)
Corporate debt securities and commercial paper	352,031	(1,298)	—	—	352,031	(1,298)

Total investments in available-for-sale securities	$1,247,448	$(3,126)	$—	$—	$1,247,448	$(3,126)

	June 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$241,284	$(188)	$—	$—	$241,284	$(188)
Municipal bonds	20,358	(10)	—	—	20,358	(10)
Corporate debt securities and commercial paper	306,814	(1,856)	—	—	306,814	(1,856)
Corporate equity securities	1,090	(1,507)	—	—	1,090	(1,507)

Total investments in available-for-sale securities	$569,546	$(3,561)	$—	$—	$569,546	$(3,561)

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

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

(1)

The money market funds, Government and agency securities, municipal bonds, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheets.

(2)	The corporate equity securities are classified as part of other long-term assets in the condensed consolidated balance sheets.

The amount of cash and cash equivalents as of December 31, 2009 includes $658 million in cash deposited with commercial banks, of which $205 million are time deposits.

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$293,090	$—	$293,090
Available-for-sale securities:
Government and agency securities(1)	—	1,550,914	1,550,914
Municipal bonds(1)	—	215,235	215,235
Commercial paper and bank certificates of deposit(1)	—	267,718	267,718
Corporate debt securities(1)	—	692,268	692,268

Available-for-sale securities at fair value	$293,090	$2,726,135	$3,019,225
Corporate equity securities(2)	1,090	—	1,090

Total assets at fair value	$294,180	$2,726,135	$3,020,315

(1)

The money market funds, Government and agency securities, municipal bonds, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheets.

(2)	The corporate equity securities are classified as part of other long-term assets in the condensed consolidated balance sheets.

The amount of cash and cash equivalents as of June 30, 2010 includes $780 million in cash deposited with commercial banks, of which $298 million are time deposits.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the six months ended June 30, 2010, the Company did not make significant transfers between Level 1 and Level 2 assets. As of December 31, 2009 and June 30, 2010, the Company did not have any significant Level 3 financial assets.

Note 10 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of June 30, 2010, there was $5 million of unamortized stock-based compensation cost related to the Company’s employee stock purchase plan which is expected to be recognized over a weighted average period of 0.4 years.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the six months ended June 30, 2010 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	119,593	$25.74
Options granted	6,914	$15.28
Options exercised(*)	(2,724)	$10.45
Options expired	(11,013)	$45.29
Options cancelled/forfeited	(5,289)	$18.65

Outstanding at June 30, 2010	107,481	$23.80

(*)	The Company issued new shares to satisfy stock option exercises.

As of June 30, 2010, there was $155 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.1 years.

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

	Stock Options		Purchase Plan
	Three Months Ended		Three Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.0%	2.2%	3.3%	2.3%
Expected volatility	48.4%	36.7%	52.5%	68.1%
Expected life (in years)	4.00	4.50	1.50	0.36

	Stock Options		Purchase Plan
	Six Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	2.2%	2.9%	2.3%
Expected volatility	52.8%	34.0%	62.1%	68.9%
Expected life (in years)	4.00	4.50	1.32	0.44

Restricted stock awards and restricted stock units activity for the six months ended June 30, 2010 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2009(*)	26,189	$21.14
Granted(*)	14,481	$15.59
Vested	(6,765)	$22.21
Forfeited	(3,095)	$17.67

Awarded and unvested at June 30, 2010(*)	30,810	$18.64

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of June 30, 2010, there was $268 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.5 years.

During the six months ended June 30, 2010, 6.8 million shares subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 2.5 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Total payments for the employees’ tax obligations to the relevant taxing authorities were $41 million for the six months ended June 30, 2010 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

During the six months ended June 30, 2009, 5.8 million shares subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 2 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $27 million for the six months ended June 30, 2009 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 0.2 million shares were reacquired by the Company to satisfy the related tax withholding obligations and $2 million was recorded as treasury stock. Payments of $25 million related to the net share settlement of 2 million restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance-Based Executive Incentive Restricted Stock Units. In February 2009, the Compensation Committee approved long-term performance-based incentive equity awards to Ms. Bartz and other senior officers, including two types of restricted stock units that vest based on the Company’s achievement of certain performance goals. For both types of restricted stock units, the number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the applicable performance target. The first type of restricted stock unit generally will vest on the third anniversary of the grant date based on the Company’s attainment of certain annual financial performance targets as well as the executive’s continued employment through that vesting date. The annual financial performance targets are established at the beginning of each fiscal year and, accordingly, the tranche of the award subject to each annual target is treated as a separate annual grant for accounting purposes. The fair value of each of the 2009 tranche and the 2010 tranche of the February 2009 annual financial performance restricted stock unit grant was $3 million. Based on the Company’s relative attainment of the 2009 performance target, 75 percent of the target amount of the 2009 tranche shares will vest, provided each executive remains employed through the third anniversary of the grant date. For accounting purposes, the 2009 and 2010 tranches are being recognized as stock-based compensation expense over a three- and two-year service period, respectively. The second type of restricted stock unit generally will vest following the third anniversary of the grant date based on the Company’s attainment of certain levels of total stockholder return relative to the returns for the NASDAQ 100 Index companies as well as the executive’s continued employment through that vesting date. The fair value of these restricted stock units is $13 million and is being recognized as stock-based compensation expense over a three-year service period.

Separately in February 2010, the Compensation Committee approved additional long-term performance-based incentive equity awards to Ms. Bartz and other senior officers, including two types of restricted stock units that vest based on the Company’s achievement of certain performance goals. For both types of restricted stock units, the number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the applicable performance target. The first type of restricted stock unit generally will vest on the third anniversary of the grant date based on the Company’s attainment of certain annual financial performance targets as well as the executive’s continued employment through that vesting date. The annual financial performance targets are established at the beginning of each fiscal year and, accordingly, the portion of the award subject to each annual target is treated as a separate annual grant for accounting purposes. The amount of stock-based compensation recorded for the first type of restricted stock unit will vary depending on the Company’s attainment of annual financial performance targets and the completion of the service period. The fair value of the 2010 tranche of the February 2010 annual financial performance restricted stock unit grant is $4 million and is being recognized as stock-based compensation expense over a three-year service period. The second type of restricted stock unit generally will vest following the third anniversary of the grant date based on the Company’s attainment of certain levels of total stockholder return relative to the returns for the NASDAQ 100 Index companies as well as the executive’s continued employment through that vesting date. The fair value of these restricted stock units is $15 million and is being recognized as stock-based compensation expense over a three-year service period.

Stock Repurchases. During the six months ended June 30, 2010, the Company repurchased approximately 56.7 million shares of its common stock under the stock repurchase program announced in October 2006 at an average price of $15.55 per share for a total of $881 million. On June 24, 2010, the Company’s Board of Directors approved a new stock repurchase program. Under the new program, which expires in June 2013, the Company is authorized to repurchase up to $3 billion of its outstanding shares of common stock from time to time. The repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. No purchases were made under the new program during the six months ended June 30, 2010. See Note 16 - “Subsequent Events” for share repurchase activity subsequent to June 30, 2010.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating lease and capital lease agreements with original lease periods of up to 13 years, expiring between 2010 and 2019.

During the second quarter of 2010, the Company acquired certain office space for a total of $72 million ($7 million in cash and the assumption of $65 million in debt). In the first quarter of 2010, the property was reclassified from an operating lease to a capital lease as a result of a commitment to purchase the property. Accordingly, in the second quarter the Company reduced the capital lease obligation for the $7 million cash outlay and reclassified the remaining $65 million as assumed debt in its condensed consolidated balance sheets.

A summary of gross and net lease commitments as of June 30, 2010 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Six months ending December 31, 2010	$80	$(3)	$77
Years ending December 31,
2011	153	(7)	146
2012	125	(5)	120
2013	106	(4)	102
2014	85	(4)	81
2015	69	(2)	67
Due after 5 years	70	—	70

Total gross and net lease commitments	$688	$(25)	$663

			Capital Lease Commitment
Six months ending December 31, 2010			$4
Years ending December 31,
2011			7
2012			7
2013			8
2014			8
2015			8
Due after 5 years			30

Gross lease commitment			$72

Less: interest			(31)

Net lease commitment			$41

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of June 30, 2010, these commitments totaled $166 million, of which $67 million will be payable in the remainder of 2010, $90 million will be payable in 2011, $6 million will be payable in 2012, and $3 million will be payable in 2013.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $39 million through 2023.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

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

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in the former Brodsky/Hacker class action litigation relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had previously substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a shareholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. The Court sustained Yahoo!’s demurrer, which challenged the sufficiency of the claim. Plaintiff filed an amended complaint on June 21, 2010. The Yahoo! defendants refiled demurrers to the amended complaint on July 23, 2010.

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

Note 12 SEGMENTS

The Company manages its business geographically. Through the first quarter of 2010, the primary areas of measurement and decision-making were the U.S. and International. Beginning in the second quarter of 2010, the business management structure of the Company was redefined along three geographies: Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Prior period presentations have been updated to conform to the segments currently being used by management to evaluate the operational performance of the Company.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the segment profitability measure reported by the Company was segment operating income before depreciation, amortization, and stock-based compensation expense. Management no longer uses this measure to evaluate the operational performance of the Company’s segments. Beginning in the first quarter of 2010, management relies on an internal reporting process that provides revenue and direct costs by segment and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments. Prior period presentations have been updated to conform to the current profitability measures being used by management to evaluate the financial performance of the Company’s segments.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Revenue by segment:
Americas	$1,186,086	$1,133,216	$2,401,694	$2,288,228
EMEA	150,244	140,513	296,971	282,338
Asia Pacific	236,567	327,650	454,274	627,773

Total revenue	1,572,897	1,601,379	3,152,939	3,198,339
Direct costs by segment(1):
Americas	441,318	427,405	891,350	854,056
EMEA	87,808	80,429	169,174	164,621
Asia Pacific	122,927	176,765	233,754	342,596
Global operating costs(2)	469,823	515,789	993,861	1,017,613
Restructuring charges, net	65,002	10,052	69,803	14,464
Depreciation and amortization	197,740	157,970	379,313	323,216
Stock-based compensation expense	112,526	57,597	239,246	118,380

Income from operations	$75,753	$175,372	$176,438	$363,393

(1)       Direct costs for each segment include TAC, other cost of revenue, and other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses.

(2)       Global operating costs include product development, service engineering and operations, marketing, customer advocacy, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any segment.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Capital expenditures, net:
Americas	$83,037	$147,551	$140,875	$239,350
EMEA	3,870	23,560	11,399	35,131
Asia Pacific	7,767	19,159	12,881	28,330

Total capital expenditures, net	$94,674	$190,270	$165,155	$302,811

	December 31, 2009	June 30, 2010
Property and equipment, net:
Americas	$1,314,712	$1,389,294
EMEA	40,311	56,075
Asia Pacific	71,839	72,522

Total property and equipment, net	$1,426,862	$1,517,891

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Marketing services:
Owned and Operated sites	$858,160	$881,051	$1,730,063	$1,755,871
Affiliate sites	519,690	557,421	1,030,968	1,105,119

Marketing services	1,377,850	1,438,472	2,761,031	2,860,990
Fees	195,047	162,907	391,908	337,349

Total revenue	$1,572,897	$1,601,379	$3,152,939	$3,198,339

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 13 INCOME TAXES

The effective tax rates for the three and six months ended June 30, 2010 were 36 percent and 26 percent, respectively, compared to 47 percent and 41 percent for the same periods in 2009. The effective tax rates for the three and six months ended June 30, 2010 differ from the statutory federal income tax rate of 35 percent due to the reduction of the Company’s reserves for tax uncertainties and the usage of loss carryforwards to offset the tax on the gain from sale of Zimbra, Inc. In addition to those recognized benefits, the effective tax rate differs from the statutory rate as a result of several factors, including state taxes, the effect of non-U.S. operations, and non-deductible stock-based compensation expense. The effective tax rates for the three and six months ended June 30, 2010 differed from the rates for the same periods in 2009 as a result of the same factors.

During the quarter ended June 30, 2010, the U.S. Internal Revenue Service (“IRS”) completed its field examination of the Company’s 2005 and 2006 tax returns and issued notices of proposed adjustment. The Company reached an agreement with the IRS in connection with several of the adjustments and adjusted its reserves accordingly. There are other proposed adjustments, including an intercompany transfer pricing matter which could have a significant impact on the Company’s tax liability in future years if not resolved favorably, that the Company has not agreed to and is contesting through the administrative process. The Company believes its existing reserves are adequate.

The Company’s gross amount of unrecognized tax benefits as of June 30, 2010 is $624 million, of which $464 million is recorded on the condensed consolidated balance sheets. In the six months ended June 30, 2010 the Company reached an agreement with the IRS in connection with several adjustments to prior years’ tax returns and this agreement resulted in a reduction to the Company’s gross unrecognized tax benefits of $312 million. Of this $312 million reduction in unrecognized tax benefits, $81 million resulted in an effective tax rate benefit during the six months ended June 30, 2010, $88 million was recorded as a deferred tax asset representing capital loss carryforwards and the remainder represents potential benefits that have been disallowed but which were not previously recorded as benefits nor used to reduce income taxes payable in prior periods. A full valuation allowance was immediately applied in connection with the recorded capital loss carryforwards as a result of the uncertainties related to their future use. The reduction to the gross unrecognized tax benefits has been partially offset by increases from current year tax positions. In total, the gross unrecognized tax benefits as of June 30, 2010 decreased by $270 million from the recorded balance as of December 31, 2009.

The Company is in various stages of the examination and appeals process in connection with all of its tax audits worldwide and it is difficult to determine when these examinations will be settled. In addition, the Company is working to complete a pre-filing agreement with the IRS for its 2009 U.S. Federal income tax return. As a result of all of the above, it is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or range of any increase or decrease at this time.

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Employee severance pay and related costs	$30,389	$692	$32,198	$950
Non-cancelable lease, contract termination, and other charges	42,213	9,360	45,205	13,514

Sub-total before reversal of stock-based compensation expense	72,602	10,052	77,403	14,464
Reversal of stock-based compensation expense for forfeitures	(7,600)	—	(7,600)	—

Restructuring charges, net	$65,002	$10,052	$69,803	$14,464

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Q4’08 Restructuring Plan. During the fourth quarter of 2008, the Company implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three and six months ended June 30, 2009, the Company incurred total pre-tax cash charges of approximately $42 million and $47 million, respectively, in severance, facility, and other restructuring costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $40 million and $46 million for the three and six months ended June 30, 2009, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $2 million and $1 million (which is net of a $1 million credit in the first quarter of 2009) for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, the Company incurred total pre-tax cash charges of approximately $10 million and $14 million, respectively, in facility and other restructuring costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $9 million and $14 million for the three and six months ended June 30, 2010, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $1 million and $0 million (which is net of a $1 million credit in the first quarter of 2010) for the three and six months ended June 30, 2010, respectively.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Q2’09 Restructuring Plan. During the second quarter of 2009, the Company implemented new cost reduction initiatives to further reduce the Company’s worldwide workforce by approximately 5 percent. During the three and six months ended June 30, 2009, the Company incurred total pre-tax cash charges of approximately $31 million in severance and other related costs related to the Q2’09 restructuring plan. The pre-tax cash charges were offset by an $8 million reduction related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $23 million restructuring charges, net recorded in the three and six months ended June 30, 2009, $16 million related to the Americas segment, $6 million related to the EMEA segment, and $1 million related to the Asia Pacific segment. During the three and six months ended June 30, 2010, the Company did not incur any charges related to the Q2’09 restructuring plan.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on its strategic initiatives. The Company plans to exit the facility in the third quarter of 2010. In connection with the strategic realignment efforts, an executive of one of the Company’s acquired businesses departed. During the three and six months ended June 30, 2010, the Company incurred total pre-tax cash charges of less than $1 million in severance and other related costs related to the Q4’09 restructuring charges, consisting of charges related to the EMEA segment.

Restructuring Accruals. As of December 31, 2009 and June 30, 2010, the aggregate outstanding restructuring liability related to the cost reduction initiatives was $79 million and $66 million, respectively. Of the $66 million restructuring liability as of June 30, 2010, $11 million relates to employee severance pay expenses which the Company expects to substantially pay out by the end of the second quarter of 2011, and $55 million relates to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations, which extend to the second quarter of 2017.

The activity in the Company’s restructuring accruals for the six months ended June 30, 2010 is summarized as follows (in thousands):

	Q4’08 Restructuring Plan	Q2’09 Restructuring Plan	Q4’09 Restructuring Charges	Total
Balance as of January 1, 2010	$59,965	$4,302	$14,765	$79,032
Employee severance pay and related costs	361	225	767	1,353
Non-cancelable lease, contract termination, and other charges	15,636	—	—	15,636
Other non-cash charges	72	—	—	72
Reversal of previous charges	(2,194)	(403)	—	(2,597)

Restructuring charges, net for the six months ended June 30, 2010	$13,875	$(178)	$767	$14,464
Cash paid	(18,707)	(2,299)	(4,166)	(25,172)
Non-cash adjustments	226	(628)	(1,949)	(2,351)

Balance as of June 30, 2010	$55,359	$1,197	$9,417	$65,973

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2009	June 30, 2010
Americas	$52,860	$50,303
EMEA	25,869	15,605
Asia Pacific	303	65

Total restructuring accruals	$79,032	$65,973

Note 15 SEARCH AGREEMENT WITH MICROSOFT CORPORATION

On December 4, 2009, the Company entered into a Search and Advertising Services and Sales Agreement (“Search Agreement”) with Microsoft Corporation (“Microsoft”) under which Microsoft will be the Company’s exclusive platform technology provider for algorithmic and paid search services and non-exclusive provider for contextual advertising. The Company also entered into a License Agreement with Microsoft. Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and will have the ability to integrate this technology into its existing Web search platforms. The Company received regulatory clearance from both the U.S. Department of Justice and the European Commission on February 18, 2010 and commenced implementation of the Search Agreement on February 23, 2010. Under the Search Agreement, the Company will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

During the first five years of the term of the Search Agreement, the Company will be entitled to receive 88 percent of the net revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and it will also be entitled to receive its share (at the Revenue Share Rate) of the net revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenue is deducted. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive its share (at the Revenue Share Rate) of the net revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenue and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement.

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

The global transition of the Company’s algorithmic and paid search platforms to Microsoft and migration of its paid search advertisers and publishers is expected to take up to 24 months from the date the Company commenced implementation and will be done on a market by market basis. The Company began reflecting reimbursements from Microsoft for transition costs and the cost of running its algorithmic and paid search services during the quarter ended March 31, 2010. Based on the Company’s current levels of revenue and operating expenses, it expects the Search Agreement, when fully implemented, to have a positive impact on its operating income and to result in capital expenditures savings.

The Company’s results for the three and six months ended June 30, 2010 reflect $86 million and $121 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements are expected to continue in each quarter of 2010 at an estimated rate of $75 to $85 million per quarter. Search operating cost reimbursements will continue until the Company has fully transitioned to Microsoft’s search platform. As the Company transitions each market, search operating cost reimbursements will decline and the underlying expenses will be removed from our cost structure.

The Company’s results for the three and six months ended June 30, 2010 also reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $18 million and $42 million, respectively, incurred by Yahoo! related to the Search Agreement in 2010. In addition, in the six months ended June 30, 2010, $43 million was recorded for reimbursement of transition costs incurred in 2009, $15 million for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. The 2009 transition cost reimbursements were recorded in 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. In the future, quarterly transition cost reimbursements are expected to continue to be roughly equal to quarterly transition costs.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. As of June 30, 2010, a total of $226 million of reimbursable expenses had been incurred by the Company related to the Search Agreement. Of that amount, $151 million had been received from Microsoft and $75 million was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of June 30, 2010.

Note 16 SUBSEQUENT EVENTS

Stock Repurchase Transactions. Subsequent to June 30, 2010, the Company repurchased approximately 23.2 million shares of its common stock at an average price of $14.02 per share, for a total of $326 million. Of such repurchases, $92 million was under the October 2006 program and $234 million was under the June 2010 program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenue for marketing services and fees;

•	expectations about growth in users;

•	expectations about cost of revenue and operating expenses;

•	expectations about the amount of unrecognized tax benefits and the adequacy of our existing tax reserves;

•	anticipated capital expenditures;

•	expectations about the implementation and the financial and operational impacts of our search agreement with Microsoft;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

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

We generate revenue by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Our marketing services offerings include the display of graphical advertisements (“display advertising”), the display of text-based links to an advertiser’s Website (“search advertising”), listing-based services, and commerce-based transactions. Additionally, although many of the services we provide to users are free, we charge fees for a range of premium services.

Our offerings to users on Yahoo! Properties currently fall into four categories: Integrated Consumer Experiences, Applications (Communications and Communities), Search, and Media Products and Solutions. The majority of our offerings are available in more than 25 languages. We manage and measure our business geographically, principally the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

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

Second Quarter Results

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
Operating Results	2009	2010		2009	2010
	(In thousands)
Revenue	$1,572,897	$1,601,379	$28,482	$3,152,939	$3,198,339	$45,400
Income from operations	$75,753	$175,372	$99,619	$176,438	$363,393	$186,955

				Six Months Ended June 30,		Dollar Change
Cash Flow Results				2009	2010
				(In thousands)
Net cash provided by operating activities				$604,143	$490,564	$(113,579)
Net cash (used in) provided by investing activities				$(744,615)	$253,213	$997,828
Net cash provided by (used in) financing activities				$111,620	$(775,242)	$(886,862)

Our revenue increased 2 percent and 1 percent for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. This can be attributed to an increase in our marketing services revenue, offset by a decrease in our fees revenue. The increase in income from operations of $100 million and $187 million for the three and six months ended June 30, 2010, respectively, reflects a slight increase in revenue and a decrease in operating expenses of $41 million and $117 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The decrease in operating expenses is primarily attributable to decreases in stock-based compensation, restructuring charges, and depreciation and amortization expense.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the six months ended June 30, 2010 generated adequate cash to meet our operating needs. Cash provided by investing activities in the six months ended June 30, 2010 included net proceeds from sales and maturities of marketable debt securities of $600 million and proceeds from the sale of a divested business of $100 million, offset by net capital expenditures of $303 million, and $112 million, net used for acquisitions. Cash used in financing activities included $881 million used in the direct repurchase of common stock and $41 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock, offset by $84 million in proceeds from employee option exercises and employee stock purchases.

Search Agreement with Microsoft Corporation

Our results for the three and six months ended June 30, 2010 reflect $86 million and $121 million, respectively, in search operating cost reimbursements from Microsoft under our Search and Advertising Services and Sales Agreement (“Search Agreement”). Search operating cost reimbursements are expected to continue in each quarter of 2010 at an estimated rate of $75 to $85 million per quarter. Search operating cost reimbursements will continue until we have fully transitioned to Microsoft’s search platform. The global transition of the algorithmic and paid search platforms to Microsoft and migration of paid search advertisers and publishers is expected to take up to 24 months from February 23, 2010, the date we began implementing the Search Agreement, and will be done on a market by market basis. As we transition each market, search operating cost reimbursements will decline and the underlying expenses will be removed from our cost structure.

Our results for the three and six months ended June 30, 2010 also reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $18 million and $42 million, respectively, incurred by Yahoo! related to the Search Agreement in 2010. In addition, in the six months ended June 30, 2010, we recorded $43 million for reimbursement of transition costs incurred in 2009, $15 million for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. The 2009 transition cost reimbursements were recorded in 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. In the future, quarterly transition cost reimbursements are expected to continue to be roughly equal to quarterly transition costs.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. As of June 30, 2010, we had incurred a total of $226 million of reimbursable expenses related to the Search Agreement. Of that amount, $151 million had been received from Microsoft, and $75 million was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of June 30, 2010.

We expect migration of our paid search advertisers and publishers to Microsoft’s platforms to start in late 2010 or early 2011 after sufficient testing and training has been conducted to enable our advertisers and publishers to transition with quality and without adverse impact to advertisers’ holiday season. We expect search revenue sharing to begin at that time. Based on our current levels of revenue and operating expenses, we expect the Search Agreement, when fully implemented, to have a positive impact on our operating income and to result in capital expenditures savings.

See Note 15 – “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements for additional information.

Results of Operations

Revenue. Revenue by groups of similar services was as follows (dollars in thousands):

	Three Months Ended June 30,				Percent Change	Six Months Ended June 30,				Percent Change
	2009	(*)	2010	(*)		2009	(*)	2010	(*)
Marketing services:
Owned and Operated sites	$858,160	55%	$881,051	55%	3%	$1,730,063	55%	$1,755,871	55%	1%
Affiliate sites	519,690	33%	557,421	35%	7%	1,030,968	33%	1,105,119	34%	7%

Marketing services	1,377,850	88%	1,438,472	90%	4%	2,761,031	88%	2,860,990	89%	4%
Fees	195,047	12%	162,907	10%	(16)%	391,908	12%	337,349	11%	(14)%

Total revenue	$1,572,897	100%	$1,601,379	100%	2%	$3,152,939	100%	$3,198,339	100%	1%

(*)	Percent of total revenue.

We generate marketing services revenue principally from display advertising on Owned and Operated sites and from search advertising. We also receive revenue for click-throughs on content match links (advertising in the form of contextually relevant advertiser links) on Owned and Operated and Affiliate sites and display advertising on Affiliate sites. The net revenue and related volume metrics from these additional sources are not currently material and are excluded from the discussion and calculation of average revenue per Page View on Owned and Operated sites and average revenue per search on Affiliate sites that follows.

We currently expect revenue to increase for the three months ending September 30, 2010 compared to the three months ended September 30, 2009 provided advertising spending increases.

Marketing Services Revenue from Owned and Operated Sites. Marketing services revenue from Owned and Operated sites for the three and six months ended June 30, 2010 increased by 3 percent and 1 percent, respectively, as compared to the same periods in 2009. The primary components of our marketing services revenue from Owned and Operated sites are search and display advertising. For both the three and six months ended June 30, 2010, revenue from display advertising on Owned and Operated sites increased 19 percent, compared to the same periods in 2009. For the three and six months ended June 30, 2010, revenue from search advertising on Owned and Operated sites decreased 8 percent and 11 percent, respectively, compared to the same periods in 2009. Increased advertising spending in display and a shift towards higher-yielding display inventory have resulted in increased display revenue. Search advertising revenue decreased primarily due to the impact of discontinuing our paid inclusion search product as part of our advertising quality initiatives and declines in revenue per search. While overall search queries on Yahoo! Properties increased, the higher international volume growth had lower revenue per search. This created a shift in the mix of monetizable searches which yielded lower overall Owned and Operated revenue per search.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. For the three and six months ended June 30, 2010, Page Views decreased 4 percent and 2 percent, respectively, and revenue per Page View increased 7 percent and 4 percent, respectively, compared to the same period in 2009.

Marketing Services Revenue from Affiliate Sites. Marketing services revenue from Affiliate sites for both the three and six months ended June 30, 2010 increased 7 percent, compared to the same periods in 2009. The number of searches on Affiliate sites increased by approximately 1 percent and 2 percent, respectively, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increase in revenue can be attributed primarily to the impact of foreign exchange rate fluctuations in the Asia Pacific segment, increased traffic on Affiliate sites, and a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009. The average revenue per search on our Affiliate sites increased by 9 percent and 6 percent for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

Fees Revenue. Our fees revenue includes premium fee-based services such as services for small businesses, Internet broadband services, premium e-mail, sports, photos, games, personals, and music. Other fee-based revenue includes royalties, licenses, and mobile services. Fees revenue for the three and six months ended June 30, 2010 decreased by 16 percent and 14 percent, respectively, compared to the same periods in 2009. The decrease in fees revenue is primarily attributed to changes in certain of our broadband access partnerships, from being fee-paying user based to other fee structures such as advertising revenue sharing or fixed fee. In addition, revenue from other premium services has declined year-over-year as we continue to outsource various offerings.

Costs and Expenses. Operating costs and expenses consist of cost of revenue, sales and marketing, product development, general and administrative, amortization of intangible assets, and restructuring charges, net. Cost of revenue consists of traffic acquisition costs (“TAC”), Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Percent Change	Dollar Change
	2009	(*)	2010	(*)
Cost of revenue	$712,453	45%	$682,722	43%	(4)%	$(29,731)
Sales and marketing	$280,386	18%	$331,468	21%	18%	$51,082
Product development	$291,398	19%	$268,552	17%	(8)%	$(22,846)
General and administrative	$138,652	9%	$125,333	8%	(10)%	$(13,319)
Amortization of intangibles	$9,253	1%	$7,880	0%	(15)%	$(1,373)
Restructuring charges, net	$65,002	4%	$10,052	1%	(85)%	$(54,950)

	Six Months Ended June 30,				Percent Change	Dollar Change
	2009	(*)	2010	(*)
Cost of revenue	$1,413,190	45%	$1,389,104	43%	(2)%	$(24,086)
Sales and marketing	$601,498	19%	$645,006	20%	7%	$43,508
Product development	$597,441	19%	$534,629	17%	(11)%	$(62,812)
General and administrative	$275,649	9%	$235,761	7%	(14)%	$(39,888)
Amortization of intangibles	$18,920	1%	$15,982	0%	(16)%	$(2,938)
Restructuring charges, net	$69,803	2%	$14,464	0%	(79)%	$(55,339)

(*)	Percent of total revenue.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Cost of revenue	$2,663	$580	$6,242	$1,591
Sales and marketing	35,651	21,540	85,548	35,218
Product development	51,647	26,132	105,925	58,505
General and administrative	22,565	9,345	41,531	23,066
Restructuring expense reversals, net	(7,600)	—	(7,600)	—

Total stock-based compensation expense	$104,926	$57,597	$231,646	$118,380

For additional information about stock-based compensation, see Note 10 — “Stockholders’ Equity and Employee Benefits” in the Notes to the condensed consolidated financial statements elsewhere in this Report as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Traffic Acquisition Costs. TAC consists of payments made to Affiliates and payments made to companies that direct consumer and business traffic to Yahoo! Properties. We enter into agreements of varying duration that involve TAC. There are generally three economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate; variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks; or a combination of the two. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

The changes in operating costs and expenses for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenue	$(8,844)	$(21,487)	$(35,906)	$2,099	$36,699	$(2,292)	$(29,731)
Sales and marketing	15,619	(590)	(548)	(2,085)	—	38,686	51,082
Product development	(24,937)	5,043	(645)	(4,033)	—	1,726	(22,846)
General and administrative	(13,329)	(295)	(1,296)	(349)	—	1,950	(13,319)
Amortization of intangibles	—	—	(1,373)	—	—	—	(1,373)
Restructuring charges, net	—	—	—	—	—	(54,950)	(54,950)

Total	$(31,491)	$(17,329)	$(39,768)	$(4,368)	$36,699	$(14,880)	$(71,137)

The changes in operating costs and expenses for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenue	$(15,859)	$(40,286)	$(54,796)	$2,023	$79,434	$5,398	$(24,086)
Sales and marketing	(2,632)	(1,012)	140	(6,375)	—	53,387	43,508
Product development	(67,679)	12,521	2,317	(8,997)	—	(974)	(62,812)
General and administrative	(17,607)	(148)	(820)	4,810	—	(26,123)	(39,888)
Amortization of intangibles	—	—	(2,938)	—	—	—	(2,938)
Restructuring charges, net	—	—	—	—	—	(55,339)	(55,339)

Total	$(103,777)	$(28,925)	$(56,097)	$(8,539)	$79,434	$(23,651)	$(141,555)

Compensation Expense. Total compensation expense decreased $31 million and $104 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The declines were primarily due to a decrease in stock-based compensation expense. The decrease in stock-based compensation expense is due to recent grants having a lower grant date fair value than grants currently vesting, offset by increased salaries and wages from increased headcount, primarily in the product development and sales and marketing functions as well as merit increases for employees. In addition, for the three and six months ended June 30, 2010 we recorded reimbursements from Microsoft of $47 million and $122 million, respectively, for employee costs, for which there were no similar reimbursements in the same periods of 2009. For the three and six months ended June 30, 2010, the net impact of the Search Agreement with Microsoft was a reduction in compensation expense of $32 million and $70 million, respectively, compared to the same periods of 2009.

Information Technology. Information technology expense decreased $17 million and $29 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The declines for the three and six months ended June 30, 2010 were primarily due to reimbursements recorded from Microsoft of $26 million and $41 million, respectively, for information technology costs, for which there were no similar reimbursements in the same periods of 2009 slightly offset by hardware costs supporting our headcount growth. For the three and six months ended June 30, 2010, the net impact of the Search Agreement was a reduction in information technology expenses of $26 million and $41 million, respectively, compared to the same periods of 2009.

Depreciation and Amortization. Depreciation and amortization expense decreased $40 million and $56 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The decreases were due to decreased amortization expense for fully amortized intangible assets acquired in prior years. In addition, for the three and six months ended June 30, 2010 we recorded reimbursements from Microsoft of $7 million and $10 million, respectively, for depreciation and amortization costs, for which there were no similar reimbursements in the same periods of 2009. For the three and six months ended June 30, 2010, the net impact of the Search Agreement was a reduction in depreciation and amortization expense of $7 million and $10 million, respectively, compared to the same periods of 2009.

TAC. TAC increased $37 million and $79 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increases were primarily driven by the impact of foreign exchange rate fluctuations, changes in Affiliate partner mix, a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009, and increases in revenue from Affiliate sites.

Facilities and Other Expenses. Facilities and other expenses decreased $19 million for the three months ended June 30, 2010, compared to the same period in 2009 mainly due to a decrease in restructuring charges of $55 million, offset by increased marketing expenses of $30 million. Facilities and other expenses decreased $32 million for the six months ended June 30, 2010, compared to the same period in 2009 mainly due to decreased third-party service provider expenses of $30 million and a decrease in restructuring charges of $55 million, offset by increased marketing expenses of $55 million and increased travel and entertainment expenses of $12 million.

Marketing-related expenses increased due to additional marketing advertising campaigns including our global branding campaign during the three and six months ended June 30, 2010, compared to the same periods in 2009. Third-party service-provider expenses decreased primarily due to lower advisory and consulting costs. In addition, for the three and six months ended June 30, 2010, we recorded total cost reimbursements from Microsoft of $24 million and $53 million, respectively, for other costs, for which there were no similar reimbursements in the same periods of 2009. For the three and six months ended June 30, 2010, the net impact of the Search Agreement was a reduction in facilities and other expenses of $21 million and $43 million, respectively, compared to the same periods of 2009.

We currently expect our operating costs to decrease for the three months ending September 30, 2010, compared to the same period of 2009, due to declines in stock-based compensation expense and depreciation and amortization expense.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Employee severance pay and related costs	$30,389	$692	$32,198	$950
Non-cancelable lease, contract termination, and other charges	42,213	9,360	45,205	13,514

Sub-total before reversal of stock-based compensation expense	72,602	10,052	77,403	14,464
Reversal of stock-based compensation expense for forfeitures	(7,600)	—	(7,600)	—

Restructuring charges, net	$65,002	$10,052	$69,803	$14,464

Although we do not allocate restructuring charges to our segments, the amounts of the restructuring charges relating to each segment are presented below.

Q4’08 Restructuring Plan. During the fourth quarter of 2008, we implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three and six months ended June 30, 2009, we incurred total pre-tax cash charges of approximately $42 million and $47 million, respectively, in severance, facility, and other restructuring costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $40 million and $46 million for the three and six months ended June 30, 2009, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $2 million and $1 million (which is net of a $1 million credit in the first quarter of 2009) for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, we incurred total pre-tax cash charges of approximately $10 million and $14 million, respectively, in facility and other restructuring costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $9 million and $14 million for the three and six months ended June 30, 2010, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $1 million and $0 million (which is net of a $1 million credit in the first quarter of 2010) for the three and six months ended June 30, 2010, respectively. As of June 30, 2010, the aggregate outstanding restructuring liability related to the Q4’08 restructuring plan was $55 million, most of which relates to non-cancelable lease costs that we expect to pay over the lease terms of the related obligations, which end by the second quarter of 2017.

Q2’09 Restructuring Plan. During the second quarter of 2009, we implemented new cost reduction initiatives to further reduce our worldwide workforce by approximately 5 percent. During the three and six months ended June 30, 2009, we incurred total pre-tax cash charges of approximately $31 million in severance and other related costs related to the Q2’09 restructuring plan. The pre-tax cash charges were offset by an $8 million reduction related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $23 million restructuring charges, net recorded in the three and six months ended June 30, 2009, $16 million related to the Americas segment, $6 million related to the EMEA segment, and $1 million related to the Asia Pacific segment. During the three and six months ended June 30, 2010, we did not incur any charges related to the Q2’09 restructuring plan. As of June 30, 2010, the aggregate outstanding restructuring liability related to the Q2’09 restructuring plan was $1 million, which we expect to pay out by the second quarter of 2011.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We plan to exit the facility in the third quarter of 2010. In connection with the strategic realignment efforts, an executive of one of our acquired businesses departed. During the three and six months ended June 30, 2010, we incurred total pre-tax cash charges of less than $1 million in severance and other related costs related to the Q4’09 restructuring charges, consisting of charges mainly related to the EMEA segment. As of June 30, 2010, the aggregate outstanding restructuring liability related to the Q4’09 restructuring charges was $10 million, which we expect to pay out by the second quarter of 2011.

In addition to the charges described above, we currently expect to incur future charges of approximately $24 million to $32 million for non-cancelable lease costs and relocation costs as we continue to exit facilities identified as part of the Q4’08 restructuring plan and Q4’09 restructuring charges, of which $18 million to $24 million relates to the Americas segment, $6 million to $8 million relates to the EMEA segment, and no charge relates to the Asia Pacific segment. The future charges are expected to be recorded primarily in 2010 and 2011.

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

Other Income, Net. Other income, net was as follows (in thousands):

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2009	2010		2009	2010
Interest and investment income	$4,640	$5,837	$1,197	$11,488	$12,180	$692
Gain on sale of marketable equity securities	66,684	—	(66,684)	66,684	—	(66,684)
Gain on sale of Zimbra, Inc.	—	—	—	—	66,130	66,130
Other	686	6,751	6,065	(1,202)	20,606	21,808

Total other income, net	$72,010	$12,588	$(59,422)	$76,970	$98,916	$21,946

In February 2010, we sold Zimbra, Inc., an acquisition we made in October 2007, for net proceeds of $100 million and a pre-tax gain of $66 million. During the three months ended June 30, 2009, we tendered all of our Gmarket shares for net proceeds of $120 million. We recorded a pre-tax gain of $67 million. Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and other non-operating items.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, other than temporary impairments of investments, changes in our average investment balances, and changes in interest and foreign currency exchange rates.

Income Taxes. The effective tax rates for the three and six months ended June 30, 2010 were 36 percent and 26 percent, respectively, compared to 47 percent and 41 percent for the same periods in 2009. The effective tax rate for the three and six months ended June 30, 2010 differs from the statutory federal income tax rate of 35 percent due to the reduction of our reserves for tax uncertainties and the usage of loss carryforwards to offset the tax on the gain from the sale of Zimbra, Inc. In addition to those recognized benefits, the effective tax rate differs from the statutory rate as a result of several factors, including state taxes, the effect of non-U.S. operations, and non-deductible stock-based compensation expense. The effective tax rate for the three and six months ended June 30, 2010 was lower than the rate for the same periods in 2009 as a result of the same factors.

Our gross amount of unrecognized tax benefits as of June 30, 2010 is $624 million, of which $464 million is recorded on the condensed consolidated balance sheets. In the six months ended June 30, 2010, we reached an agreement with the U.S. Internal Revenue Service (“IRS”) in connection with several adjustments to prior years’ tax returns, and this agreement resulted in a reduction to our gross unrecognized tax benefits of $312 million. Of this $312 million reduction in unrecognized tax benefits, $81 million resulted in an effective tax rate benefit during the six months ended June 30, 2010, $88 million was recorded as a deferred tax asset representing capital loss carryforwards and the remainder represents potential benefits that have been disallowed but which were not previously used as benefits nor used to reduce income taxes payable in prior periods. A full valuation allowance was immediately applied in connection with the recorded capital loss carryforwards as a result of the uncertainties related to their future use. The reduction to the gross unrecognized tax benefits has been partially offset by increases from current year tax positions. In total, the gross unrecognized tax benefits as of June 30, 2010 decreased by $270 million from the recorded balance as of December 31, 2009.

During the quarter ended June 30, 2010, the IRS completed its field examination of our 2005 and 2006 tax returns and issued notices of proposed adjustment. We reached agreement with the IRS in connection with several of the adjustments and adjusted our reserves accordingly. There are other proposed adjustments, including an intercompany transfer pricing matter which could have a significant impact on our tax liability in future years if not resolved favorably, that we have not agreed to and are contesting through the administrative process. We believe our existing reserves are adequate.

Earnings in Equity Interests. Earnings in equity interests for the three and six months ended June 30, 2010 was $97 million and $184 million, respectively, as compared to $64 million and $113 million for the same periods in 2009 due primarily to Yahoo Japan’s improved financial performance.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Business Segment Results

We manage our business geographically. Through the first quarter of 2010, the primary areas of measurement and decision-making were the U.S. and International. Beginning in the second quarter of 2010, the business management structure of the Company was redefined along three geographies: Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific. Prior period presentations have been updated to conform to the segments currently being used by management to evaluate our operational performance.

In our Annual Report on Form 10-K for the year ended December 31, 2009, the segment profitability measure we reported was segment operating income before depreciation, amortization, and stock-based compensation expense. Our management team no longer uses this measure to evaluate the operational performance of our segments. Beginning in the first quarter of 2010, management relies on an internal reporting process that provides revenue and direct costs by segment and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments. Prior period presentations have been updated to conform to the current profitability measures being used by management to evaluate the financial performance of our segments.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2009	June 30, 2010	Percent Change		June 30, 2009	June 30, 2010	Percent Change
Revenue by segment:
Americas	$1,186,086	$1,133,216	(4%)		$2,401,694	$2,288,228	(5%)
EMEA	150,244	140,513	(6%)		296,971	282,338	(5%)
Asia Pacific	236,567	327,650	3	9%	454,274	627,773	3	8%

Total revenue	1,572,897	1,601,379		2%	3,152,939	3,198,339		1%
Direct costs by segment(1):
Americas	441,318	427,405	(3%)		891,350	854,056	(4%)
EMEA	87,808	80,429	(8%)		169,174	164,621	(3%)
Asia Pacific	122,927	176,765	4	4%	233,754	342,596	4	7%
Global operating costs(2) (3)	469,823	515,789	1	0%	993,861	1,017,613		2%
Restructuring charges, net	65,002	10,052	(85%)		69,803	14,464	(79%)
Depreciation and amortization	197,740	157,970	(20%)		379,313	323,216	(15%)
Stock-based compensation expense	112,526	57,597	(49%)		239,246	118,380	(51%)

Income from operations	$75,753	$175,372	13	2%	$176,438	$363,393	10	6%

(1)

Direct costs for each segment include TAC, other cost of revenue, and other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses.

(2)

Global operating costs include product development, service engineering and operations, marketing, customer advocacy, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any segment.

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs for the three and six months ended June 30, 2010.

Revenue is generally attributed to individual countries according to the sales force that generated the revenue. No single foreign country accounted for more than 10 percent of revenue for the three and six months ended June 30, 2010 or 2009.

Americas. Americas revenue for the three and six months ended June 30, 2010 decreased $53 million, or 4 percent, and $113 million, or 5 percent, respectively, as compared to the same periods in 2009. Our year-over-year decrease in revenue was a result of a decline in our search advertising business and our fee-based services, offset by an increase in our display advertising business. Search advertising revenue decreased primarily due to the impact of discontinuing our paid inclusion search product in late 2009 as part of our advertising quality initiatives, and changes in our Affiliate partner mix. These decreases were offset by an increase in display revenue driven by increased advertising spending and a shift towards higher-yielding display inventory by our customers. For the three and six months ended June 30, 2010 direct costs attributable to the Americas segment, decreased $14 million, or 3 percent, and $37 million, or 4 percent, respectively, compared to the same periods in 2009. The declines are primarily due to a decrease in TAC from the decline in Affiliate search revenue in the Americas.

Revenue in the Americas accounted for approximately 71 percent and 72 percent of total revenue in the three and six months ended June 30, 2010, respectively, compared to 75 percent and 76 percent for the three and six months ended June 30, 2009, respectively.

EMEA. EMEA revenue for the three and six months ended June 30, 2010 decreased $10 million, or 6 percent, and $15 million, or 5 percent, respectively, as compared to the same periods in 2009. The decreases in EMEA revenue were primarily driven by a slight decline in our search advertising business as well as a decline in fees revenue. Search advertising revenue decreased primarily due to traffic quality initiatives. The decrease in fees revenue is primarily attributed to changes in certain broadband access partnerships. For the three and six months ended June 30, 2010 direct costs attributable to the EMEA segment decreased $7 million, or 8 percent, and $5 million, or 3 percent, respectively, compared to the same periods in 2009. The decreases in direct costs were primarily driven by a decrease in TAC associated with the decrease in Affiliate revenue.

Revenue in EMEA accounted for approximately 9 percent of total revenue for both the three and six months ended June 30, 2010, respectively, compared to 10 percent and 9 percent for the three and six months ended June 30, 2009, respectively.

Asia Pacific. Asia Pacific revenue for the three and six months ended June 30, 2010 increased $91 million, or 39 percent, and $173 million, or 38 percent, respectively, as compared to the same periods in 2009. The increases in Asia Pacific revenue were primarily driven by a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009 and the favorable effects of foreign currency exchange rate fluctuations. For the three and six months ended June 30, 2010 direct costs attributable to the Asia Pacific segment increased $54 million, or 44 percent, and $109 million, or 47 percent, respectively, compared to the same periods in 2009. The increases in direct costs were primarily driven by an increase in TAC associated with the increase in Affiliate revenue. For the three and six months ended June 30, 2010, direct costs attributable to the Asia Pacific segment increased by a greater percentage than Asia Pacific revenue in the same periods of 2009 due to an increase in TAC rates.

Revenue in Asia Pacific accounted for approximately 20 percent of total revenue for both the three and six months ended June 30, 2010, respectively, compared to 15 percent and 14 percent for the three and six months ended June 30, 2009, respectively.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses, and net income. Similarly, our consolidated revenue, operating expenses, and net income will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2009, revenue for the Americas segment for the three and six months ended June 30, 2010 would have been lower than we reported by $5 million and $9 million, respectively, revenue for the EMEA segment would have been higher than we reported by $3 million and lower than we reported by $7 million, respectively, and revenue for the Asia Pacific segment would have been lower than we reported by $30 million and $66 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2009, direct costs for the Americas segment for the three and six months ended June 30, 2010 would have been lower than we reported by $2 million and $4 million, respectively, direct costs for the EMEA segment would have been higher than we reported by $2 million and lower than we reported by $4 million, respectively, and direct costs for the Asia Pacific segment would have been lower than we reported by $20 million and $46 million, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates since December 31, 2009. Refer to Note 1 — “The Company and Summary of Significant Accounting Policies” in the Notes to the condensed consolidated financial statements for a summary of the new revenue recognition guidance we recently adopted.

Liquidity and Capital Resources

	As of December 31, 2009	As of June 30, 2010
	(Dollars in thousands)
Cash and cash equivalents	$1,275,430	$1,183,325
Short-term marketable debt securities	2,015,655	1,576,276
Long-term marketable debt securities	1,226,919	1,039,327

Total cash, cash equivalents, and marketable debt securities	$4,518,004	$3,798,928

Percentage of total assets	30%	26%

	Six Months Ended June 30,
Cash Flow Highlights	2009	2010
	(In thousands)
Net cash provided by operating activities	$604,143	$490,564
Net cash (used in) provided by investing activities	$(744,615)	$253,213
Net cash provided by (used in) financing activities	$111,620	$(775,242)

Our operating activities for the six months ended June 30, 2010 generated adequate cash to meet our operating needs. As of June 30, 2010, we had cash, cash equivalents, and marketable debt securities totaling $3.8 billion, compared to $4.5 billion at December 31, 2009. During the six months ended June 30, 2010, we repurchased 56.7 million shares for $881 million.

During the six months ended June 30, 2010, we generated $491 million of cash from operating activities, net proceeds from sales and maturities of marketable debt securities of $600 million, $100 million of proceeds from the sale of a divested business, and $84 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $303 million in capital expenditures, a net $112 million for acquisitions, $881 million used in the direct repurchase of common stock, and $41 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the six months ended June 30, 2009, we generated $604 million of cash from operating activities, $120 million from proceeds from the sales of marketable equity securities, and $71 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $165 million in capital expenditures, $678 million additional investment in securities, and $27 million in tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock.

We expect to continue to generate positive cash flows from operations for the third quarter of 2010. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 9 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was lower than net income in the six months ended June 30, 2010 due to changes in working capital, including Microsoft reimbursements not yet received as cash. As of June 30, 2010, we had incurred a total of $226 million of reimbursable expenses (including $43 million related to 2009) related to the Search Agreement. Of that amount, $151 million had been received from Microsoft, and $75 million was classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets.

Cash provided by investing activities was primarily attributable to net proceeds from the sales and maturities of marketable debt securities and proceeds from the sale of a divested business. In the six months ended June 30, 2010, we received net proceeds from sales and maturities of marketable debt securities of $600 million and $100 million from the sale of a business, which was offset by the investment of $303 million in net capital expenditures, $112 million for net acquisitions, and $13 million to purchase intangible assets. During the six months ended June 30, 2009, we invested $165 million in net capital expenditures, $678 million additional investment in securities, and $22 million to purchase intangible assets, which was offset by proceeds of $120 million from the sale of our Gmarket shares.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee stock option exercises and employee stock purchases were $84 million for the six months ended June 30, 2010, compared to $71 million for the same period of 2009. During the six months ended June 30, 2010, we used $881 million in the direct repurchase of 56.7 million shares of common stock at an average price of $15.55 per share. We used $41 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the six months ended June 30, 2009, we did not repurchase any shares of common stock. We used $27 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $303 million for the six months ended June 30, 2010, compared to $165 million in the same period of 2009. Our capital expenditures for the six months ending December 31, 2010 are expected to be higher than the same period of 2009 as we continue to invest in the infrastructure needed to support additional users and improve the performance experienced by our users.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 13 years, expiring between 2010 and 2019.

During the second quarter of 2010, we acquired certain office space for a total of $72 million ($7 million in cash and the assumption of $65 million in debt). In the first quarter of 2010, the property was re-classified from an operating lease to a capital lease as a result of a commitment to purchase the property. Accordingly, in the second quarter we reduced the capital lease obligation for the $7 million cash outlay and reclassified the remaining $65 million as assumed debt in our condensed consolidated balance sheets.

A summary of lease commitments as of June 30, 2010 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Six months ending December 31, 2010	$80	$4
Years ending December 31,
2011	153	7
2012	125	7
2013	106	8
2014	85	8
2015	69	8
Due after 5 years	70	30

Total gross lease commitments	$688	$72

Less: interest	—	(31)

Net lease commitments	$688	$41

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our Affiliates. As of June 30, 2010, these commitments totaled $166 million, of which $67 million will be payable in the remainder of 2010, $90 million will be payable in 2011, $6 million will be payable in 2012, $3 million will be payable in 2013.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $39 million through 2023.

Income Taxes. As of June 30, 2010, the unrecognized tax benefits that resulted in an accrued liability amounted to $464 million and are recorded on our condensed consolidated balance sheets. As of June 30, 2010, the settlement period for our income tax liabilities cannot be determined.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $18 million and $25 million decrease in the fair value of our available-for-sale debt securities as of June 30, 2010 and December 31, 2009, respectively.

Foreign Currency Risk. Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses, and net income. Similarly, our revenue, operating expenses, and net income will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2009, revenue for the Americas segment for the three and six months ended June 30, 2010 would have been lower than we reported by $5 million and $9 million, respectively, revenue for the EMEA segment would have been higher than we reported by $3 million and lower than we reported by $7 million, respectively, and revenue for the Asia Pacific segment would have been lower than we reported by $30 million and $66 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2009, direct costs for the Americas segment for the three and six months ended June 30, 2010 would have been lower than we reported by $2 million and $4 million, respectively, direct costs for the EMEA segment would have been higher than we reported by $2 million and lower than we reported by $4 million, respectively, and direct costs for the Asia Pacific segment would have been lower than we reported by $20 million and $46 million, respectively.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the three and six months ended June 30, 2010, we recorded realized and unrealized foreign currency transaction gains of $8 million and $13 million, respectively. During the three and six months ended June 30, 2009, our net realized and unrealized foreign currency transaction losses were not material.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of June 30, 2010 and 2009, net unrealized gains and losses on these investments were not material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline. In addition, competitors may consolidate with each other or collaborate and new competitors may enter the market.

The majority of our revenue is derived from marketing services, and the reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

For the three and six months ended June 30, 2010, 90 percent and 89 percent, respectively, of our total revenue came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

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

In most cases, our agreements with advertisers have a term of one year or less, and may be terminated at any time by the advertiser or by Yahoo!. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast marketing services revenue accurately. In addition, our expense levels are based in part on expectations of future revenue, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term in some categories. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential future advertisers. Any reduction in spending by, or loss of, existing or potential future advertisers would cause our revenue to decline. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

Adverse general economic conditions have caused and could cause decreases or delays in marketing services spending by our advertisers and could harm our ability to generate marketing services revenue and our results of operations.

Marketing services expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenue from marketing services, the adverse economic conditions have caused, and a continuation of adverse economic conditions could cause, additional decreases in or delays in advertising spending, a reduction in our marketing services revenue and a negative impact on our short term ability to grow our revenue. Further, any decreased collectability of accounts receivable or early termination of agreements, whether resulting from customer bankruptcies or otherwise due to the current deterioration in economic conditions, could negatively impact our results of operations.

If we do not manage our operating expenses effectively, our profitability could decline.

We have implemented cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, outsourcing some administrative functions, consolidating space and terminating leases or entering into subleases. We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might also increase, from their reduced levels, as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo! brand, fund product development, and acquire and integrate complementary businesses and technologies. In addition, deteriorating economic conditions or other factors could cause our business to contract requiring us to implement additional cost cutting measures. If our expenses increase at a greater pace than our revenue, or if we fail to implement additional cost cutting if required in a timely manner, our profitability will decline.

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

Following the transition in each market, we will be relying on Microsoft as our exclusive platform technology provider of algorithmic and paid search services. If Microsoft fails to perform as required under the Search Agreement for any reason or suffers service level interruptions or other performance issues, we may not realize the anticipated benefits of the Search Agreement, and our search revenue or our profitability could decline.

If we are unable to provide innovative search experiences and other services that generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

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

We also generate advertising revenue through other online services, such as Yahoo! Mail. If we are unable to provide innovative search and other services which generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

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

We host a wide variety of services and technology products that enable individuals and businesses to exchange information, upload or otherwise generate photos, videos, text, and other content, advertise products and services, conduct business, and engage in various online activities on a domestic and an international basis. The law relating to the liability of providers of these online services and products for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links or that may be posted online or generated by our users. In addition, Yahoo! has been and may again in the future be subject to domestic or international actions alleging that the availability of certain content within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources and may require us to change our business in an adverse manner.

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

We offer fee-based enhancements to many of our free services, including e-mail, personals, finance, games, photographs, and sports. The development cycles for these technologies are long and generally require significant investment by us. We have invested and will continue to invest in new products and services. Some of these new products and services might not generate anticipated revenue or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenue for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenue from these services that are greater than the cost of providing such services, our operating results could be harmed.

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

If we are unable to attract, sustain and renew distribution arrangements on favorable terms, our revenue may decline.

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

In some markets, we depend on a limited number of distribution arrangements for a significant percentage of our user activity. A failure by our distributors to attract or retain their user bases would negatively impact our user activity and, in turn, would reduce our revenue.

Distribution agreements often involve revenue sharing. Over time, competition to enter into distribution arrangements may cause our traffic acquisition costs to increase. In some cases, we guarantee distributors a minimum level of revenue and, as a result, run a risk that the distributors’ performance (in terms of ad impressions, toolbar installations, etc.) might not be sufficient to otherwise earn their minimum payments. In other cases, we agree that if the distributor does not realize specified minimum revenue we will adjust the distributor’s revenue-share percentage or provide make-whole arrangements.

Some of our distribution agreements are not exclusive, have a short term, are terminable at will, or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on significantly less favorable terms may cause our revenue to decline.

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

To the extent that an access provider or device manufacturer enters into a distribution arrangement with one of our competitors (or as our competitors design mobile devices and mobile device operating systems), we face an increased risk that our users will favor the services or properties of that competitor. The manufacturer or access provider might promote a competitor’s services or might impair users’ access to our services by blocking access through their devices or by not making our services available in a readily-discoverable manner on their devices. If competitive distributors impair access to our services, or if they simply are more successful than our distributors in developing compelling products that attract and retain users or advertisers, then our revenue could decline.

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

In addition to uncertainty about our ability to continue to generate revenue from our foreign operations and expand our international market position, there are risks inherent in doing business internationally, including:

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

Technologies have been developed and are likely to continue to be developed that can block display or search advertisements. Most of our revenue is derived from fees paid by advertisers in connection with the display of graphical advertisements or clicks on search advertisements on Web pages. As a result, advertisement-blocking technology could reduce the number of display and search advertisements that we are able to deliver and, in turn, could reduce our advertising revenue and operating results.

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats, which could limit the effectiveness of our products and services.

A large amount of information on the Internet is provided in proprietary document formats such as Microsoft Word. These proprietary document formats may limit the effectiveness of search technology by preventing the technology from accessing the content of such documents. The providers of the software applications used to create these documents could engineer the document format to prevent or interfere with the process of indexing the document contents with search technology. This would mean that the document contents would not be included in search results even if the contents were directly relevant to a search. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If the search platform technology we employ is unable to index proprietary format Web documents as effectively as our competitors’ technology, usage of our search services might decline, which could cause our revenue to fall.

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

•

We rely on third-party providers for our principal Internet connections and co-location of a significant portion of our data servers, as well as for our payment processing capabilities and key components or features of our e-mail and VOIP services, news, stock quote and other content delivery, chat services, mapping, streaming, geo-targeting, music, games, and other services. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. In addition, if our agreements with these third-party providers are terminated for any reason, we might not have a readily available alternative.

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

A portion of our marketing services revenue arises from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we are unable to detect and prevent it, or if we choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brand and lead to a loss of advertisers and revenue. Moreover, advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. Advertisers may also be issued refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, or refunds or credits could negatively impact our profitability.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenue arises from international operations. Revenue generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets, or investments in equity interests become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets and investments in equity interests for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets include significant adverse changes in the business climate (affecting our Company as a whole or affecting any particular segment) and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the company in which we invested. We have recorded and may be required in the future to record additional charges to earnings if a portion of our goodwill, amortizable intangible assets, or investments in equity interests becomes impaired. Any such charge would adversely impact our financial results.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended June 30, 2010, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $13.84 to $18.97 per share and the closing sale price on July 30, 2010 was $13.88 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group Holding Limited (“Alibaba Group”); and news reports relating to us, trends in our markets, or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2010 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the October 2006 Program (in 000s) (*)
April 1 — April 30, 2010	2,397,450	$16.61	2,397,450	$548,417
May 1 — May 31, 2010	12,437,990	$15.88	12,437,990	$350,923
June 1 — June 30, 2010	17,070,413	$15.16	17,070,413	$92,082

Total	31,905,853	$15.55	31,905,853

(*)

The shares repurchased in the three months ended June 30, 2010 were under our stock repurchase program that was announced in October 2006 with an authorized level of $3 billion. This program, according to its terms, will expire in October 2011. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

On June 24, 2010, the Company’s Board of Directors approved a new stock repurchase program. Under the program, which expires in June 2013, the Company is authorized to repurchase up to $3 billion of its outstanding shares of common stock from time to time. The repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. Repurchases made subsequent to June 30, 2010 exhausted the authorization remaining under the October 2006 program. No purchases were made under the new program during the three months ended June 30, 2010. See Note 16 – “Subsequent Events” in the Notes to the condensed consolidated financial statements in this quarterly report for share repurchase activity subsequent to June 30, 2010.

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

YAHOO! INC.

Dated: August 9, 2010	By:	/S/ CAROL BARTZ
Carol Bartz
Chief Executive Officer

Dated: August 9, 2010	By:	/S/ TIMOTHY R. MORSE
Timothy R. Morse
Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, filed as Exhibit 4.1 below).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2009 and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference).

10.4(A) +*	Yahoo! Inc. 1996 Directors’ Stock Plan, as amended and restated June 24, 2010.

10.4(B) +*	Form of Director Nonstatutory Stock Option Agreement, including Notice of Stock Option Grant, under the Yahoo! Inc. 1996 Directors’ Stock Plan.

10.4(C) +*	Form of Director Restricted Stock Unit Award Agreement, including Notice of Restricted Stock Unit Grant, under the Yahoo! Inc. 1996 Directors’ Stock Plan.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 9, 2010.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.