Form 10-Q
period 2010-09-30
YAHOO INC
filed 2010-11-08
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Common Stock, $0.001 par value	1,303,499,916

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited, in thousands except per share amounts)
Revenue	$1,575,399	$1,601,203	$4,728,338	$4,799,542
Cost of revenue	708,898	680,754	2,122,088	2,069,858

Gross profit	866,501	920,449	2,606,250	2,729,684

Operating expenses:
Sales and marketing	286,382	320,977	887,880	965,983
Product development	306,696	269,725	904,137	804,354
General and administrative	155,421	126,816	431,070	362,577
Amortization of intangibles	9,814	8,018	28,734	24,000
Restructuring charges, net	16,689	5,758	86,492	20,222

Total operating expenses	775,002	731,294	2,338,313	2,177,136

Income from operations	91,499	189,155	267,937	552,548
Other income, net	105,390	191,351	182,360	290,267

Income before income taxes and earnings in equity interests	196,889	380,506	450,297	842,815
Provision for income taxes	(77,727)	(86,413)	(182,490)	(204,381)
Earnings in equity interests	68,654	104,166	181,744	288,247

Net income	187,816	398,259	449,551	926,681
Less: Net income attributable to noncontrolling interests	(1,723)	(2,128)	(4,513)	(7,038)

Net income attributable to Yahoo! Inc.	$186,093	$396,131	$445,038	$919,643

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.13	$0.30	$0.32	$0.67

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.13	$0.29	$0.31	$0.66

Shares used in per share calculation — basic	1,401,961	1,333,753	1,396,090	1,370,145

Shares used in per share calculation — diluted	1,424,854	1,343,094	1,415,220	1,382,255

Stock-based compensation expense by function:
Cost of revenue	$2,688	$698	$8,930	$2,289
Sales and marketing	$30,150	$19,066	$115,698	$54,284
Product development	$57,964	$22,647	$163,889	$81,152
General and administrative	$23,628	$8,686	$65,159	$31,752
Restructuring expense reversals	$—	$—	$(7,600)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2009	September 30, 2010
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,275,430	$1,615,560
Short-term marketable debt securities	2,015,655	1,203,850
Accounts receivable, net	1,003,362	939,159
Prepaid expenses and other current assets	300,325	341,632

Total current assets	4,594,772	4,100,201
Long-term marketable debt securities	1,226,919	636,009
Property and equipment, net	1,426,862	1,549,445
Goodwill	3,640,373	3,656,496
Intangible assets, net	355,883	265,414
Other long-term assets	194,933	225,455
Investments in equity interests	3,496,288	3,783,513

Total assets	$14,936,030	$14,216,533

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136,769	$115,912
Accrued expenses and other current liabilities	1,169,815	922,043
Deferred revenue	411,144	313,531

Total current liabilities	1,717,728	1,351,486
Long-term deferred revenue	122,550	63,325
Capital lease and other long-term liabilities	83,021	139,384
Deferred and other long-term tax liabilities, net	494,095	552,986

Total liabilities	2,417,394	2,107,181
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,413,718 shares issued and 1,406,075 shares outstanding as of December 31, 2009 and 1,428,686 shares issued and 1,301,858 shares outstanding as of September 30, 2010	1,410	1,425
Additional paid-in capital	10,640,367	11,018,718
Treasury stock at cost, 7,643 shares as of December 31, 2009 and 126,828 shares as of September 30, 2010	(117,331)	(1,866,742)
Retained earnings	1,599,638	2,519,281
Accumulated other comprehensive income	369,236	404,316

Total Yahoo! Inc. stockholders’ equity	12,493,320	12,076,998
Noncontrolling interests	25,316	32,354

Total equity	12,518,636	12,109,352

Total liabilities and equity	$14,936,030	$14,216,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2009	September 30, 2010
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$449,551	$926,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	412,043	387,240
Amortization of intangible assets	145,019	97,969
Stock-based compensation expense, net	346,076	169,477
Non-cash restructuring charges	7,257	2,813
Tax benefits from stock-based awards	(13,694)	91,268
Excess tax benefits from stock-based awards	(70,128)	(131,648)
Deferred income taxes	43,680	15,752
Earnings in equity interests	(181,744)	(288,247)
Dividends received from equity investee	27,628	60,918
Gain from sales of investments, assets, and other, net	(166,970)	(222,900)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	172,442	59,464
Prepaid expenses and other	724	(18,502)
Accounts payable	(53,036)	(19,789)
Accrued expenses and other liabilities	(82,537)	(169,707)
Deferred revenue	(77,028)	(123,744)

Net cash provided by operating activities	959,283	837,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(264,058)	(466,685)
Purchases of marketable debt securities	(3,530,766)	(1,789,061)
Proceeds from sales of marketable debt securities	83,164	1,371,852
Proceeds from maturities of marketable debt securities	2,106,020	1,784,056
Proceeds from sales of marketable equity securities	265,194	—
Acquisitions, net of cash acquired	(17,773)	(112,361)
Purchases of intangible assets	(28,814)	(18,793)
Proceeds from sales of divested businesses	—	325,000
Other investing activities, net	3,652	(19,392)

Net cash (used in) provided by investing activities	(1,383,381)	1,074,616

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	74,485	99,667
Repurchases of common stock	(90,778)	(1,749,311)
Excess tax benefits from stock-based awards	70,128	131,648
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(45,989)	(44,383)
Other financing activities, net	—	(1,442)

Net cash provided by (used in) financing activities	7,846	(1,563,821)

Effect of exchange rate changes on cash and cash equivalents	58,046	(7,710)
Net change in cash and cash equivalents	(358,206)	340,130
Cash and cash equivalents at beginning of period	2,292,296	1,275,430

Cash and cash equivalents at end of period	$1,934,090	$1,615,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc. (“Yahoo!” or the “Company”) is an innovative technology company that operates one of the most trafficked Internet destinations in the world and attracts hundreds of millions of users every month through its engaging media, content and communications offerings. Yahoo! connects its users to what matters to them most, and delivers powerful audience solutions through its unique combination of Science + Art + Scale. To users, Yahoo! provides online properties and services (“Yahoo! Properties” or “Owned and Operated sites”). To advertisers, Yahoo! provides a range of marketing services designed to reach and connect with users of its Owned and Operated sites, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (“Affiliates”) that have integrated Yahoo!’s advertising offerings into their Websites or other offerings (“Affiliate sites”).

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

The Company elected to early adopt this accounting standard on January 1, 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position, cash flows, or results of operations for the three and nine months ended September 30, 2010.

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

The Company offers customized display advertising solutions to advertisers. These customized display advertising solutions combine the Company’s standard display advertising with customized content, customer insights, and campaign analysis. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third party evidence; therefore, the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, factors such as class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price will allow revenue recognition in a manner consistent with the underlying economics of the transaction.

The Company also recognizes revenue from search advertising on Yahoo! Properties. Search advertising revenue is recognized as “click-throughs” occur. A “click-through” occurs when a user clicks on an advertiser’s search result listing.

Marketing services revenue also includes listings and transaction revenue. Listings revenue is generated from a variety of consumer and business listings-based services, including classified advertising such as Yahoo! Autos, Yahoo! Real Estate, and other services. The Company recognizes listings revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo! Properties, principally from Small Business, Yahoo! Travel and Yahoo! Shopping. The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred (for example, when travel arrangements are booked through Yahoo! Travel).

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

Fees revenue consists of revenue generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, and premium mail, as well as services for small businesses. The Company recognizes fees revenue when the services are performed.

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

Note 2 BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! INC. COMMON STOCKHOLDERS PER SHARE

Basic and diluted net income attributable to Yahoo! common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock awards granted under the Company’s 1995 Stock Plan and restricted stock units granted under the 1996 Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the 1996 Employee Stock Purchase Plan, as amended and restated in June 2009 (the “Employee Stock Purchase Plan”). The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Potentially dilutive securities representing approximately 87 million and 86 million shares of common stock for the three and nine months ended September 30, 2010, respectively, and 119 million and 126 million shares of common stock for the three and nine months ended September 30, 2009, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Basic:
Numerator:
Net income attributable to Yahoo! Inc	$186,093	$396,131	$445,038	$919,643
Less: Net income allocated to participating securities	(166)	(41)	(509)	(156)

Net income attributable to Yahoo! Inc. common stockholders — basic	$185,927	$396,090	$444,529	$919,487

Denominator:
Weighted average common shares	1,401,961	1,333,753	1,396,090	1,370,145

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.13	$0.30	$0.32	$0.67

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$186,093	$396,131	$445,038	$919,643
Less: Net income allocated to participating securities	(21)	(37)	(47)	(77)
Less: Effect of dilutive securities issued by equity investees	(514)	(653)	(314)	(2,018)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$185,558	$395,441	$444,677	$917,548

Denominator:
Denominator for basic calculation	1,401,961	1,333,753	1,396,090	1,370,145
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	12,746	5,068	11,555	6,236
Stock options and employee stock purchase plan	10,147	4,273	7,575	5,874

Denominator for diluted calculation	1,424,854	1,343,094	1,415,220	1,382,255

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.13	$0.29	$0.31	$0.66

Note 3 ACQUISITIONS

During the nine months ended September 30, 2010, the Company acquired three companies in transactions which were accounted for as business combinations. The total purchase price for these acquisitions was $114 million. The total cash consideration of $114 million less cash acquired of $2 million resulted in a net cash outlay of $112 million. Of the purchase price, $75 million was preliminarily allocated to goodwill, $32 million to amortizable intangible assets, $17 million to tangible assets, $2 million to cash acquired, and $12 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes. In connection with the acquisitions, the Company issued stock-based awards valued at $9 million, and such amount is being recognized as stock-based compensation expense as the awards vest over a period of up to four years.

The Company’s business combinations completed during the nine months ended September 30, 2010 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2009	September 30, 2010	Percent Ownership of Common Stock
Alibaba Group	$2,167,007	$2,225,928	43%
Yahoo Japan	1,329,281	1,557,585	35%

Total	$3,496,288	$3,783,513

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

As of September 30, 2010, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of Alibaba Group’s stockholders’ equity is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,225,928
Proportionate share of Alibaba Group stockholders’ equity	1,590,374

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$635,554

(*)	The excess carrying value has been primarily assigned to goodwill.

The following tables present Alibaba Group’s U.S. GAAP condensed financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
Operating data:
Revenue	$194,079	$348,105	$503,355	$903,872
Gross profit	$142,178	$259,465	$360,793	$679,539
Income (loss) from operations(*)	$2,756	$62,570	$(40,920)	$(71,004)
Net income (loss)	$19,776	$50,237	$(26,683)	$(49,975)
Net income (loss) attributable to Alibaba Group	$9,555	$35,917	$(54,956)	$(88,719)

			September 30, 2009	June 30, 2010
Balance sheet data:
Current assets			$3,191,097	$3,968,545
Long-term assets			$2,308,099	$2,326,339
Current liabilities			$1,559,975	$2,299,311
Long-term liabilities			$24,082	$52,363
Non-voting participating redeemable shares			$1,733	$768
Noncontrolling interests			$185,055	$243,042

(*)

The loss from operations of $71 million for the nine months ended June 30, 2010 is primarily due to Alibaba Group’s impairment loss of $192 million on goodwill related to the business that Yahoo! contributed to Alibaba Group. This impairment does not impact Yahoo!’s earnings in equity interests as Yahoo!’s investment balance related to this contributed business was carried over at cost and therefore Yahoo! has no basis in the impaired goodwill.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and nine months ended September 30, 2009 and 2010, these transactions were not material.

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

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7 billion as of September 30, 2010.

During the nine months ended September 30, 2009 and 2010, the Company received cash dividends from Yahoo Japan in the amounts of $26 million and $61 million, net of taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended		Nine Months Ended
	June 30, 2009	June 30, 2010	June 30, 2009	June 30, 2010
	(in thousands)
Operating data:
Revenue	$776,208	$854,726	$2,358,466	$2,645,443
Gross profit	$644,205	$685,605	$1,983,975	$2,139,644
Income from operations	$351,469	$398,735	$1,076,054	$1,230,947
Net income	$198,090	$237,492	$599,376	$730,296
Net income attributable to Yahoo Japan	$197,341	$236,129	$595,890	$725,754

			September 30, 2009	June 30, 2010
			(in thousands)
Balance sheet data:
Current assets			$1,599,624	$2,130,670
Long-term assets			$2,395,863	$2,524,217
Current liabilities			$997,722	$1,003,322
Long-term liabilities			$3,556	$28,964
Noncontrolling interests			$26,662	$26,195

Through its commercial arrangement with Yahoo Japan, the Company provides advertising and search marketing services to Yahoo Japan for a service fee. Under this arrangement, the Company records marketing services revenue from Yahoo Japan for the provision of search marketing services based on a percentage of advertising revenue earned by Yahoo Japan for the delivery of sponsored search results. In addition, the Company recognizes revenue from license fees received from Yahoo Japan. These arrangements resulted in revenue of approximately $76 million and $78 million for the three months ended September 30, 2009 and 2010, respectively, and revenue of approximately $224 million and $228 million, respectively, for the nine months ended September 30, 2009 and 2010. As of December 31, 2009 and September 30, 2010, the Company had a net receivable balance from Yahoo Japan of approximately $41 million and $43 million, respectively.

Note 5 GOODWILL

The Company’s goodwill balance was $3.6 billion as of December 31, 2009, of which $2.6 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.4 billion in the Asia Pacific segment. The change in the carrying amount of goodwill for the nine months ended September 30, 2010 was primarily due to the addition of $75 million related to acquisitions in the Americas segment, foreign currency translation gains of $1 million, a reduction of $19 million related to the allocation of goodwill for the February 2010 sale of Zimbra, Inc., and a reduction of $41 million related to the allocation of goodwill for the August 2010 sale of HotJobs. As of September 30, 2010, the Company’s goodwill balance was $3.7 billion, of which $2.7 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.4 billion in the Asia Pacific segment.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2009	September 30, 2010
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer and advertiser related relationships	$83,232	$131,598	$(64,912)	$66,686
Developed technology and patents	239,285	384,729	(213,846)	170,883
Trade names, trademarks, and domain names	33,366	76,777	(48,932)	27,845

Total intangible assets, net	$355,883	$593,104	$(327,690)	$265,414

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $17 million as of September 30, 2010.

For the three months ended September 30, 2009 and 2010, the Company recognized amortization expense for intangible assets of $39 million and $30 million, respectively, including $29 million in cost of revenue for the three months ended September 30, 2009 and $22 million in cost of revenue for the three months ended September 30, 2010. For the nine months ended September 30, 2009 and 2010, the Company recognized amortization expense for intangible assets of $145 million and $98 million, respectively, including $116 million in cost of revenue for the nine months ended September 30, 2009 and $74 million in cost of revenue for the nine months ended September 30, 2010. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2010 and each of the succeeding years is as follows: three months ending December 31, 2010: $28 million; 2011: $99 million; 2012: $70 million; 2013: $32 million; 2014: $17 million; and 2015: $3 million.

Note 7 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Interest and investment income	$4,822	$5,489	$16,310	$17,669
Gain on sale of marketable equity securities	98,167	—	164,851	—
Gain on sale of Zimbra, Inc.	—	—	—	66,130
Gain on sale of HotJobs	—	186,345	—	186,345
Other	2,401	(483)	1,199	20,123

Total other income, net	$105,390	$191,351	$182,360	$290,267

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

Gain on sale of marketable equity securities includes gains from sales of investments in publicly traded companies. In May 2009, the Company sold all of its Gmarket shares for net proceeds of $120 million. The Company recorded a pre-tax gain of $67 million. In September 2009, the Company sold its direct investment in Alibaba.com for net proceeds of $145 million. The Company recorded a pre-tax gain of $98 million in connection with the Company’s sale of its Alibaba.com shares. In February 2010, the Company sold Zimbra, Inc. for net proceeds of $100 million. The Company recorded a pre-tax gain of $66 million. In August 2010, the Company sold HotJobs for net proceeds of $225 million. The Company recorded a pre-tax gain of $186 million.

Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, gains/losses from sales of marketable debt securities and/or investments in privately held companies, and other non-operating items.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 8 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Net income	$187,816	$398,259	$449,551	$926,681
Change in net unrealized gains (losses), net on available-for-sale securities, net of tax and reclassification adjustments	5,707	(1,608)	(1,694)	4,140
Foreign currency translation adjustments	87,233	201,640	185,002	30,940

Other comprehensive income	92,940	200,032	183,308	35,080

Comprehensive income	280,756	598,291	632,859	961,761
Comprehensive income attributable to noncontrolling interests	(1,723)	(2,128)	(4,513)	(7,038)

Comprehensive income attributable to Yahoo! Inc.	$279,033	$596,163	$628,346	$954,723

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2009	September 30, 2010
Unrealized gains on available-for-sale securities, net of tax	$4,921	$9,061
Foreign currency translation, net of tax	364,315	395,255

Accumulated other comprehensive income	$369,236	$404,316

Note 9 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2009
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,781,674	$868	$(1,825)	$1,780,717
Municipal bonds	465,823	739	(3)	466,559
Corporate debt securities, commercial paper, and bank certificates of deposit	995,291	1,305	(1,298)	995,298
Corporate equity securities	2,597	—	—	2,597

Total investments in available-for-sale securities	$3,245,385	$2,912	$(3,126)	$3,245,171

	September 30, 2010
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,105,096	$1,790	$(108)	$1,106,778
Municipal bonds	18,476	21	—	18,497
Corporate debt securities, commercial paper, and bank certificates of deposit	712,410	2,343	(169)	714,584
Corporate equity securities	2,597	—	(1,289)	1,308

Total investments in available-for-sale securities	$1,838,579	$4,154	$(1,566)	$1,841,167

	December 31, 2009	September 30, 2010
Reported as:
Short-term marketable debt securities	$2,015,655	$1,203,850
Long-term marketable debt securities	1,226,919	636,009
Other assets	2,597	1,308

Total	$3,245,171	$1,841,167

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2009 and the nine months ended September 30, 2010 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2009	September 30, 2010
Due within one year	$2,015,655	$1,203,850
Due after one year through five years	1,226,919	636,009

Total available-for-sale marketable debt securities	$3,242,574	$1,839,859

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$886,657	$(1,825)	$—	$—	$886,657	$(1,825)
Municipal bonds	8,760	(3)	—	—	8,760	(3)
Corporate debt securities and commercial paper	352,031	(1,298)	—	—	352,031	(1,298)

Total investments in available-for-sale securities	$1,247,448	$(3,126)	$—	$—	$1,247,448	$(3,126)

	September 30, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$211,690	$(108)	$—	$—	$211,690	$(108)
Corporate debt securities and commercial paper	125,777	(169)	—	—	125,777	(169)
Corporate equity securities	1,308	(1,289)	—	—	1,308	(1,289)

Total investments in available-for-sale securities	$338,775	$(1,566)	$—	$—	$338,775	$(1,566)

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$355,474	$—	$355,474
Available-for-sale securities:
Government and agency securities(1)	—	1,419,802	1,419,802
Municipal bonds(1)	—	18,497	18,497
Commercial paper and bank certificates of deposit(1)	—	206,596	206,596
Corporate debt securities(1)	—	573,715	573,715

Available-for-sale securities at fair value	$355,474	$2,218,610	$2,574,084
Corporate equity securities(2)	1,308	—	1,308

Total assets at fair value	$356,782	$2,218,610	$2,575,392

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

The amount of cash and cash equivalents as of September 30, 2010 includes $881 million in cash deposited with commercial banks, of which $337 million are time deposits.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the nine months ended September 30, 2010, the Company did not make significant transfers between Level 1 and Level 2 assets. As of December 31, 2009 and September 30, 2010, the Company did not have any significant Level 3 financial assets.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 10 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of September 30, 2010, there was $2 million of unamortized stock-based compensation cost related to the Employee Stock Purchase Plan which is expected to be recognized over a weighted average period of less than two months.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the nine months ended September 30, 2010 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	119,593	$25.74
Options granted	9,329	$14.89
Options exercised(*)	(4,912)	$9.07
Options expired	(26,575)	$38.75
Options cancelled/forfeited	(8,385)	$18.29

Outstanding at September 30, 2010	89,050	$22.34

(*)	The Company issued new shares to satisfy stock option exercises.

As of September 30, 2010, there was $124 million of unrecognized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.1 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Employee Stock Purchase Plan, using a Black-Scholes model, unless the options are subject to market conditions, in which case the Company uses a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan(*)
	Three Months Ended		Three Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.0%	1.6%	2.9%	2.3%
Expected volatility	41.8%	36.1%	58.9%	68.1%
Expected life (in years)	4.00	4.5	0.83	0.11

	Stock Options		Purchase Plan(*)
	Nine Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.9%	2.0%	2.9%	2.3%
Expected volatility	49.1%	34.7%	61.1%	68.7%
Expected life (in years)	4.00	4.5	1.17	0.33

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted stock awards and restricted stock units activity for the nine months ended September 30, 2010 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2009(*)	26,189	$21.14
Granted(*)	15,689	$15.45
Vested	(7,713)	$22.30
Forfeited	(5,338)	$17.14

Awarded and unvested at September 30, 2010(*)	28,827	$18.47

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

As of September 30, 2010, there was $234 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.4 years.

During the nine months ended September 30, 2010, 7.7 million shares subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 2.8 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $44 million for the nine months ended September 30, 2010 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

During the nine months ended September 30, 2009, 9.2 million shares subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 3.1 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $46 million for the nine months ended September 30, 2009 and are reflected as a financing activity within the condensed consolidated statements of cash flows. Upon the vesting of shares of certain restricted stock awards, 0.2 million shares were reacquired by the Company to satisfy the related tax withholding obligations and $3 million was recorded as treasury stock. Payments of $43 million related to the net share settlement of 2.9 million restricted stock units had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Stock Repurchases. On June 24, 2010, the Company’s Board of Directors approved a new stock repurchase program. Under the new program, which expires in June 2013, the Company is authorized to repurchase up to $3 billion of its outstanding shares of common stock from time to time. The repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the nine months ended September 30, 2010, the Company repurchased approximately 119 million shares of its common stock at an average price of $14.68 per share for a total of $1,749 million. Of such repurchases, $973 million was under the Company’s previous stock repurchase program approved by the Board of Directors in October 2006, which was exhausted during the third quarter of 2010, and $776 million was under the June 2010 stock repurchase program.

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

A summary of gross and net lease commitments as of September 30, 2010 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Three months ending December 31, 2010	$42	$(2)	$40
Years ending December 31,
2011	160	(9)	151
2012	131	(7)	124
2013	110	(6)	104
2014	88	(6)	82
2015	69	(4)	65
Due after 5 years	69	(1)	68

Total gross and net lease commitments	$669	$(35)	$634

			Capital Lease Commitment
Three months ending December 31, 2010			$2
Years ending December 31,
2011			7
2012			7
2013			8
2014			8
2015			8
Due after 5 years			30

Gross lease commitment			$70

Less: interest			(29)

Net lease commitment			$41

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of September 30, 2010, these commitments totaled $134 million, of which $37 million will be payable in the remainder of 2010, $87 million will be payable in 2011, $7 million will be payable in 2012, and $3 million will be payable in 2013.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $38 million through 2023.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated for pretrial purposes before Judge Shira Scheindlin. On April 1, 2009, the parties filed a motion with the Court for preliminary approval of a stipulated global settlement. On October 5, 2009, the Court granted class certification and granted final approval of the settlement and plan of allocation. Notices of appeal by various individuals objecting to the settlement have been filed with the U.S. Court of Appeals for the Second Circuit.

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in the former Brodsky/Hacker class action litigation relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had previously substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a shareholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. The Court sustained Yahoo!’s demurrer, which challenged the sufficiency of the claim. Plaintiff filed an amended complaint on June 21, 2010. The Yahoo! defendants refiled demurrers to the amended complaint on July 23, 2010 and reply briefs were filed on October 15, 2010.

Plaintiff Congregation Beth Aaron voluntarily dismissed an action filed in Santa Clara County Superior Court and on December 3, 2008 re-filed in the U.S. District Court for the Northern District of California alleging claims for breach of fiduciary duty and corporate waste in connection with Yahoo!’s consideration of proposals by Microsoft Corporation to purchase all or a part of Yahoo! in 2008, adoption of severance plans, and the June 12, 2008 agreement between Google Inc. and Yahoo!. Plaintiff filed an amended complaint on February 20, 2009. The complaint also alleges claims under Section 14(a) of the Exchange Act for alleged false statements or omissions in Yahoo!’s June 9, 2008 proxy statement regarding the severance plans and for control person liability under Section 20(a) of the Exchange Act, and also alleges that the defendants’ decision to settle similar Microsoft-related Delaware lawsuits constituted an independent breach of fiduciary duty. The complaint seeks unspecified compensatory damages, injunctive relief, and an award of plaintiffs’ attorneys’ fees and costs. On June 15, 2009, the District Court granted defendants’ motion to dismiss. Plaintiff appealed, and on October 21, 2010 the U.S. Court of Appeals for the Ninth Circuit affirmed the lower court’s dismissal of all of Congregation Beth Aaron’s claims.

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

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

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

The following tables present summarized information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Revenue by segment:
Americas	$1,177,504	$1,146,511	$3,579,198	$3,434,739
EMEA	142,571	133,094	439,542	415,432
Asia Pacific	255,324	321,598	709,598	949,371

Total revenue	1,575,399	1,601,203	4,728,338	4,799,542
Direct costs by segment(1):
Americas	456,733	427,575	1,348,083	1,281,631
EMEA	76,216	76,447	245,390	241,068
Asia Pacific	127,420	173,077	361,174	515,673
Global operating costs(2)	514,663	516,101	1,508,524	1,533,714
Restructuring charges, net	16,689	5,758	86,492	20,222
Depreciation and amortization	177,749	161,993	557,062	485,209
Stock-based compensation expense	114,430	51,097	353,676	169,477

Income from operations	$91,499	$189,155	$267,937	$552,548

(1)

Direct costs for each segment include TAC, other cost of revenue, and other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses.

(2)

Global operating costs include product development, service engineering and operations, marketing, customer advocacy, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Capital expenditures, net:
Americas	$85,805	$133,101	$226,680	$372,451
EMEA	4,192	11,881	15,591	47,012
Asia Pacific	8,906	18,892	21,787	47,222

Total capital expenditures, net	$98,903	$163,874	$264,058	$466,685

	December 31, 2009	September 30, 2010
Property and equipment, net:
Americas	$1,314,712	$1,405,081
EMEA	40,311	62,370
Asia Pacific	71,839	81,994

Total property and equipment, net	$1,426,862	$1,549,445

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Marketing services:
Owned and Operated sites	$851,382	$876,596	$2,581,445	$2,632,467
Affiliate sites	525,966	557,232	1,556,934	1,662,351

Marketing services	1,377,348	1,433,828	4,138,379	4,294,818
Fees	198,051	167,375	589,959	504,724

Total revenue	$1,575,399	$1,601,203	$4,728,338	$4,799,542

Note 13 INCOME TAXES

The effective tax rates for the three and nine months ended September 30, 2010 were 23 percent and 24 percent, respectively, compared to 39 percent and 41 percent for the same periods in 2009. The effective tax rates for the three and nine months ended September 30, 2010 differ from the statutory federal income tax rate of 35 percent due to the reduction of the Company’s reserves for tax uncertainties and the usage of loss carryforwards to offset the tax on the gains from sales of Zimbra, Inc. and HotJobs. In addition to those recognized benefits, the effective tax rate differs from the statutory rate as a result of several factors, including state taxes, the effect of non-U.S. operations, and non-deductible stock-based compensation expense. The effective tax rates for the three and nine months ended September 30, 2010 differed from the rates for the same periods in 2009 as a result of the same factors.

During the quarter ended June 30, 2010, the U.S. Internal Revenue Service (the “IRS”) completed its field examination of the Company’s 2005 and 2006 tax returns and issued notices of proposed adjustment. The Company reached an agreement with the IRS in connection with several of the adjustments and adjusted its reserves accordingly. There are other proposed adjustments, including an intercompany transfer pricing matter which could have a significant impact on the Company’s tax liability in future years if not resolved favorably, that the Company has not agreed to and is contesting through the administrative process. During the quarter ended September 30, 2010, the IRS commenced an examination of the Company’s 2007 and 2008 tax returns. The Company believes its existing reserves for all tax matters are adequate. During the quarter ended September 30, 2010, the Company also filed with the IRS amended federal tax returns for its fiscal years 2000 to 2008, to elect foreign tax credits for foreign taxes paid versus the previous election to deduct foreign taxes from taxable income, reducing income taxes payable by $102 million. The Company’s tax provisions for all years had been computed on the basis of foreign tax credits, and differences between book and tax treatment were charged to additional paid-in capital due to the interaction of stock option deductions and the foreign tax credit computations. Accordingly, the $102 million reduction in income taxes payable has been reflected as a credit to additional paid-in capital.

The Company’s gross amount of unrecognized tax benefits as of September 30, 2010 is $634 million, of which $484 million is recorded on the condensed consolidated balance sheets. In the nine months ended September 30, 2010, the Company reached an agreement with the IRS in connection with several adjustments to prior years’ tax returns and this agreement resulted in a reduction to the Company’s gross unrecognized tax benefits of $312 million. Of this $312 million reduction in unrecognized tax benefits, $160 million resulted in an effective tax rate benefit during the nine months ended September 30, 2010, of which $81 million relates to the three months ended March 31, 2010 and $79 million relates to the three months ended September 30, 2010. The reduction to the gross unrecognized tax benefits has been partially offset by increases from current year tax positions. In total, the gross unrecognized tax benefits as of September 30, 2010 decreased by $260 million from the recorded balance as of December 31, 2009.

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

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Employee severance pay and related costs	$3,505	$(215)	$35,703	$735
Non-cancelable lease, contract termination, and other charges	13,184	5,973	58,389	19,487

Sub-total before reversal of stock-based compensation expense	16,689	5,758	94,092	20,222
Reversal of stock-based compensation expense for forfeitures	—	—	(7,600)	—

Restructuring charges, net	$16,689	$5,758	$86,492	$20,222

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Q4’08 Restructuring Plan. During the fourth quarter of 2008, the Company implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three and nine months ended September 30, 2009, the Company incurred total pre-tax cash charges of approximately $13 million and $60 million, respectively, in severance, facility, and other restructuring costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $11 million and $57 million for the three and nine months ended September 30, 2009, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $2 million and $3 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, the Company incurred total pre-tax cash charges of approximately $3 million and $17 million, respectively, in facility and other restructuring costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $2 million and $16 million for the three and nine months ended September 30, 2010, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $1 million for both the three and nine months ended September 30, 2010.

Q2’09 Restructuring Plan. During the second quarter of 2009, the Company implemented new cost reduction initiatives to further reduce the Company’s worldwide workforce by approximately 5 percent. During the three and nine months ended September 30, 2009, the Company incurred total pre-tax cash charges of approximately $4 million and $35 million in severance and other related costs related to the Q2’09 restructuring plan. For the nine months ended September 30, 2009, the pre-tax cash charges were offset by an $8 million reduction related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Net charges under the Q2’09 restructuring plan relating to the Americas segment were $3 million and $19 million for the three and nine months ended September 30, 2009, respectively. Net charges under the Q2’09 restructuring plan relating to the EMEA segment were $1 million and $7 million for the three and nine months ended September 30, 2009, respectively. Net charges under the Q2’09 restructuring plan relating to the Asia Pacific segment were $0 and $1 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, the Company incurred insignificant charges related to the Q2’09 restructuring plan.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on its strategic initiatives. The Company exited the facility in the third quarter of 2010. In connection with the strategic realignment efforts, an executive of one of the Company’s acquired businesses departed. During both the three and nine months ended September 30, 2010, the Company incurred total pre-tax cash charges of $3 million in severance, facility and other related costs related to the Q4’09 restructuring charges, consisting of charges related to the EMEA segment.

Restructuring Accruals. As of December 31, 2009 and September 30, 2010, the aggregate outstanding restructuring liability related to the cost reduction initiatives was $79 million and $61 million, respectively. Of the $61 million restructuring liability as of September 30, 2010, $7 million relates to employee severance pay expenses which the Company expects to substantially pay out by the end of the second quarter of 2011, and $54 million relates to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations, which extend to the second quarter of 2017.

The activity in the Company’s restructuring accruals for the nine months ended September 30, 2010 is summarized as follows (in thousands):

	Q4’08 Restructuring Plan	Q2’09 Restructuring Plan	Q4’09 Restructuring Charges	Total
Balance as of January 1, 2010	$59,965	$4,302	$14,765	$79,032
Employee severance pay and related costs	389	313	928	1,630
Non-cancelable lease, contract termination, and other charges	18,511	—	625	19,136
Other non-cash charges	72	—	2,725	2,797
Reversal of previous charges	(2,446)	(425)	(470)	(3,341)

Restructuring charges, net for the nine months ended September 30, 2010	$16,526	$(112)	$3,808	$20,222
Cash paid	(24,966)	(3,105)	(6,971)	(35,042)
Non-cash adjustments	781	(505)	(3,632)	(3,356)

Balance as of September 30, 2010	$52,306	$580	$7,970	$60,856

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2009	September 30, 2010
Americas	$52,860	$46,449
EMEA	25,869	14,341
Asia Pacific	303	66

Total restructuring accruals	$79,032	$60,856

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

During the first five years of the term of the Search Agreement, in the transitioned markets the Company will be entitled to receive 88 percent of the net revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive its share (at the Revenue Share Rate) of the net revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenue is deducted. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive its share (at the Revenue Share Rate) of the net revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenue and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement.

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

The global transition of the Company’s algorithmic and paid search platforms to Microsoft and migration of its paid search advertisers and publishers is expected to take up to 24 months from February 2010, when the Company commenced implementation of the Search Agreement, and will be done on a market by market basis. The Company began reflecting reimbursements from Microsoft for transition costs and the cost of running its algorithmic and paid search services during the quarter ended March 31, 2010. Based on the Company’s current levels of revenue and operating expenses, it expects the Search Agreement, when fully implemented, to have a positive impact on its operating income and to result in capital expenditures savings.

The Company’s results for the three and nine months ended September 30, 2010 reflect $81 million and $202 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements will continue until the Company has fully transitioned to Microsoft’s search platform. As the Company transitions each market, search operating cost reimbursements will decline and the underlying expenses will be removed from the Company’s cost structure.

The Company’s results for the three and nine months ended September 30, 2010 also reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $18 million and $60 million, respectively, incurred by Yahoo! related to the Search Agreement in the three and nine months ended September 30, 2010. In addition, in the nine months ended September 30, 2010, $43 million was recorded for reimbursement of transition costs incurred in 2009, $15 million for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. The 2009 transition cost reimbursements were recorded in 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. In the future, quarterly transition cost reimbursements are expected to continue to be roughly equal to quarterly transition costs.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. As of September 30, 2010, a total of $325 million of reimbursable expenses had been incurred by the Company related to the Search Agreement. Of that amount, $281 million had been received from Microsoft and $44 million was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of September 30, 2010.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” “us,” or “our”), is an innovative technology company that operates one of the most trafficked Internet destinations in the world and attracts hundreds of millions of users every month through its engaging media, content and communications offerings. Yahoo! connects its users to what matters to them most, and delivers powerful audience solutions through its unique combination of Science + Art + Scale. To users, we provide online properties and services (“Yahoo! Properties” or our “Owned and Operated sites”). To advertisers, we provide a range of marketing services designed to reach and connect with users of our Owned and Operated sites, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (our “Affiliates”) that have integrated our advertising offerings into their Websites or other offerings (“Affiliate sites”). We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

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

Our offerings to users on Yahoo! Properties currently fall into four categories: Integrated Consumer Experiences, Applications (Communications and Communities), Search, and Media Products and Solutions. The majority of our offerings are available in more than 25 languages. We manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

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

Third Quarter Results

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
Operating Results	2009	2010		2009	2010
	(In thousands)
Revenue	$1,575,399	$1,601,203	$25,804	$4,728,338	$4,799,542	$71,204
Income from operations	$91,499	$189,155	$97,656	$267,937	$552,548	$284,611

				Nine Months Ended September 30,		Dollar Change
Cash Flow Results				2009	2010
				(In thousands)
Net cash provided by operating activities				$959,283	$837,045	$(122,238)
Net cash (used in) provided by investing activities				$(1,383,381)	$1,074,616	$2,457,997
Net cash provided by (used in) financing activities				$7,846	$(1,563,821)	$(1,571,667)

Our revenue increased 2 percent for both the three and nine months ended September 30, 2010, compared to the same periods in 2009. This can be attributed to an increase in our marketing services revenue, offset by a decrease in our fees revenue. The increase in income from operations of $98 million and $285 million for the three and nine months ended September 30, 2010, respectively, reflects a slight increase in revenue, offset by a decrease in operating expenses of $44 million and $161 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decrease in operating expenses is primarily attributable to decreases in stock-based compensation expense, depreciation and amortization expenses, and restructuring charges, as well as the effects of the cost savings resulting from our arrangement with Microsoft, offset by increased marketing expenses.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the nine months ended September 30, 2010 generated adequate cash to meet our operating needs. Cash provided by investing activities in the nine months ended September 30, 2010 included net proceeds from sales, maturities, and purchases of marketable debt securities of $1,367 million and proceeds from the sales of divested businesses of $325 million, offset by net capital expenditures of $467 million and $112 million, net used for acquisitions. Cash used in financing activities included $1,749 million used in the direct repurchase of common stock and $44 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock, offset by $100 million in proceeds from employee option exercises and employee stock purchases.

Search Agreement with Microsoft Corporation

Our results for the three and nine months ended September 30, 2010 reflect $81 million and $202 million, respectively, in search operating cost reimbursements from Microsoft under our Search and Advertising Services and Sales Agreement (“Search Agreement”). Search operating cost reimbursements and cost savings are expected to continue in the fourth quarter of 2010 at an estimated rate of $75 to $85 million. Search operating cost reimbursements will continue until we have fully transitioned to Microsoft’s search platform. The global transition of the algorithmic and paid search platforms to Microsoft and migration of paid search advertisers and publishers is expected to take up to 24 months from February 23, 2010, the date we began implementing the Search Agreement, and will be done on a market by market basis. Algorithmic and paid search has been transitioned to the Microsoft platform in the United States and Canada, and we continue to transition algorithmic and paid search in other markets. As we transition each market, search operating cost reimbursements will decline and the underlying expenses will be removed from our cost structure.

Our results for the three and nine months ended September 30, 2010 also reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $18 million and $60 million, respectively, incurred by Yahoo! related to the Search Agreement in the three and nine months ended September 30, 2010. In addition, in the nine months ended September 30, 2010, we recorded $43 million for reimbursement of transition costs incurred in 2009, $15 million for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. The 2009 transition cost reimbursements were recorded in 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. In the fourth quarter of 2010, quarterly transition cost reimbursements are expected to continue to be roughly equal to quarterly transition costs.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. As of September 30, 2010, we had incurred a total of $325 million of reimbursable expenses related to the Search Agreement. Of that amount, $281 million had been received from Microsoft, and $44 million was classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of September 30, 2010. The $44 million of reimbursements were received during the fourth quarter.

During the first five years of the Search Agreement, in transitioned markets Yahoo! is entitled to receive 88 percent of the net revenue generated from Microsoft’s services on Yahoo! Properties and Yahoo! is also entitled to receive 88 percent of the net revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of net revenue is deducted. In the transitioned markets, we will report GAAP revenue received under the Search Agreement on a net basis, after traffic acquisition costs (“TAC”) to search partners and the revenue share to Microsoft, rather than on a gross basis. As a result of the required change in revenue presentation and this expected revenue share with Microsoft, our revenue and TAC for the fourth quarter is expected to be lower than it otherwise would have been by approximately $210 million and $180 million, respectively. However, based on our current levels of revenue and operating expenses, we expect the Search Agreement, when fully implemented, to have a positive impact on our operating income and to result in capital expenditures savings.

See Note 15 – “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements for additional information.

Results of Operations

Revenue. Revenue by groups of similar services was as follows (dollars in thousands):

	Three Months Ended September 30,				Percent	Nine Months Ended September 30,				Percent
	2009	(*)	2010	(*)	Change	2009	(*)	2010	(*)	Change
Marketing services:
Owned and Operated sites	$851,382	54%	$876,596	55%	3%	$2,581,445	55%	$2,632,467	55%	2%
Affiliate sites	525,966	33%	557,232	35%	6%	1,556,934	33%	1,662,351	34%	7%

Marketing services	1,377,348	87%	1,433,828	90%	4%	4,138,379	88%	4,294,818	89%	4%
Fees	198,051	13%	167,375	10%	(15)%	589,959	12%	504,724	11%	(14)%

Total revenue	$1,575,399	100%	$1,601,203	100%	2%	$4,728,338	100%	$4,799,542	100%	2%

(*)	Percent of total revenue.

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

We currently expect revenue to decrease for the three months ending December 31, 2010, as compared to the three months ended December 31, 2009. The decrease is attributable to several factors associated with the transition of algorithmic and paid search results to Microsoft in the U.S. and Canada, including the required change in GAAP revenue presentation for transitioned markets from a gross to a net (after TAC) basis, the revenue share with Microsoft in transitioned markets, and several impacts related to the transition that are expected to be short-term in nature. Additionally, other efforts undertaken by the Company, including the discontinuance of our paid inclusion search product as part of our advertising quality initiatives, the divestitures and outsourcing of non-core businesses and offerings, as well as changes in certain of our broadband access partnerships from being fee-paying user based to other fee structures such as fixed fee, are also among the factors expected to contribute to the decrease in revenues.

Marketing Services Revenue from Owned and Operated Sites. Marketing services revenue from Owned and Operated sites for the three and nine months ended September 30, 2010 increased by 3 percent and 2 percent, respectively, compared to the same periods in 2009. The primary components of our marketing services revenue from Owned and Operated sites are search and display advertising. For the three and nine months ended September 30, 2010, revenue from display advertising on Owned and Operated sites increased 17 percent and 18 percent, respectively, compared to the same periods in 2009. For the three and nine months ended September 30, 2010, revenue from search advertising on Owned and Operated sites decreased 7 percent and 10 percent, respectively, compared to the same periods in 2009. Increased advertising spending in display and a shift towards higher-yielding display inventory have resulted in increased display revenue. Search advertising revenue decreased primarily due to the impact of discontinuing our paid inclusion search product as part of our advertising quality initiatives.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views to more accurately reflect the total number of Web pages viewed by users on Yahoo! Properties. Based on this process, from time to time we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to our Owned and Operated sites. For the three and nine months ended September 30, 2010, Page Views decreased 4 percent and 3 percent, respectively, and revenue per Page View increased 7 percent and 5 percent, respectively, compared to the same periods in 2009.

Marketing Services Revenue from Affiliate Sites. Marketing services revenue from Affiliate sites for the three and nine months ended September 30, 2010 increased 6 percent and 7 percent, respectively, compared to the same periods in 2009. The number of searches on Affiliate sites decreased by approximately 6 percent and remained flat, respectively, for the three and nine months ended September 30, 2010, compared to the same periods in 2009. The increase in revenue is primarily attributed to the impact of foreign exchange rate fluctuations in the Asia Pacific segment, a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009, and increased revenue per search, offset slightly by declining search volume. The average revenue per search on our Affiliate sites increased by 12 percent and 8 percent for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Fees Revenue. Our fees revenue consists of revenue generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, and premium mail, as well as services for small businesses. Fees revenue for the three and nine months ended September 30, 2010 decreased by 15 percent and 14 percent, respectively, compared to the same periods in 2009. The decrease in fees revenue is primarily attributed to changes in certain of our broadband access partnerships, from being fee-paying user based to other fee structures such as fixed fee. In addition, revenue from other premium services has declined year-over-year as we continue to outsource various offerings.

Costs and Expenses. Operating costs and expenses consist of cost of revenue, sales and marketing, product development, general and administrative, amortization of intangible assets, and restructuring charges, net. Cost of revenue consists of TAC, Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Percent Change	Dollar Change
	2009	(*)	2010	(*)
Cost of revenue	$708,898	45%	$680,754	43%	(4)%	$(28,144)
Sales and marketing	$286,382	18%	$320,977	20%	12%	$34,595
Product development	$306,696	19%	$269,725	17%	(12)%	$(36,971)
General and administrative	$155,421	10%	$126,816	8%	(18)%	$(28,605)
Amortization of intangibles	$9,814	1%	$8,018	1%	(18)%	$(1,796)
Restructuring charges, net	$16,689	1%	$5,758	0%	(65)%	$(10,931)

	Nine Months Ended September 30,				Percent Change	Dollar Change
	2009	(*)	2010	(*)
Cost of revenue	$2,122,088	45%	$2,069,858	43%	(2)%	$(52,230)
Sales and marketing	$887,880	19%	$965,983	20%	9%	$78,103
Product development	$904,137	19%	$804,354	17%	(11)%	$(99,783)
General and administrative	$431,070	9%	$362,577	8%	(16)%	$(68,493)
Amortization of intangibles	$28,734	1%	$24,000	1%	(16)%	$(4,734)
Restructuring charges, net	$86,492	2%	$20,222	0%	(77)%	$(66,270)

(*)	Percent of total revenue.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Cost of revenue	$2,688	$698	$8,930	$2,289
Sales and marketing	30,150	19,066	115,698	54,284
Product development	57,964	22,647	163,889	81,152
General and administrative	23,628	8,686	65,159	31,752
Restructuring expense reversals, net	—	—	(7,600)	—

Total stock-based compensation expense	$114,430	$51,097	$346,076	$169,477

For additional information about stock-based compensation, see Note 10—“Stockholders’ Equity and Employee Benefits” in the Notes to the condensed consolidated financial statements as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The changes in operating costs and expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenue	$(13,884)	$(23,905)	$(13,655)	$(224)	$32,813	$(9,289)	$(28,144)
Sales and marketing	9,121	(756)	(528)	(2,088)	—	28,846	34,595
Product development	(35,016)	894	2,284	(5,897)	—	764	(36,971)
General and administrative	(16,659)	(91)	(299)	796	—	(12,352)	(28,605)
Amortization of intangibles	—	—	(1,796)	—	—	—	(1,796)
Restructuring charges, net	—	—	—	—	—	(10,931)	(10,931)

Total	$(56,438)	$(23,858)	$(13,994)	$(7,413)	$32,813	$(2,962)	$(71,852)

The changes in operating costs and expenses for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	Facilities	TAC	Other	Total
Cost of revenue	$(22,609)	$(64,190)	$(68,451)	$1,799	$112,246	$(11,025)	$(52,230)
Sales and marketing	5,473	(1,768)	(388)	(8,463)	—	83,249	78,103
Product development	(101,895)	14,513	2,836	(12,572)	—	(2,665)	(99,783)
General and administrative	(34,267)	(239)	(1,119)	5,606	—	(38,474)	(68,493)
Amortization of intangibles	—	—	(4,734)	—	—	—	(4,734)
Restructuring charges, net	—	—	—	—	—	(66,270)	(66,270)

Total	$(153,298)	$(51,684)	$(71,856)	$(13,630)	$112,246	$(35,185)	$(213,407)

Compensation Expense. Total compensation expense decreased $56 million and $153 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The declines were primarily driven by a decrease in stock-based compensation expense due to recent grants having a lower grant date fair value than grants currently vesting. The decline in stock-based compensation expense was partially offset by increased salaries and wages from increased headcount, primarily in the product development and sales and marketing functions. In addition, for the three and nine months ended September 30, 2010 we recorded reimbursements from Microsoft of $39 million and $161 million, respectively, for employee costs, for which there were no similar reimbursements in the same periods of 2009. For the three and nine months ended September 30, 2010, the net impact of the reimbursements by Microsoft for our cost of running search was a reduction in compensation expense of $27 million and $97 million, respectively, compared to the same periods of 2009.

Information Technology. Information technology expense decreased $24 million and $52 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The declines for the three and nine months ended September 30, 2010 were primarily due to reimbursements recorded from Microsoft of $27 million and $68 million, respectively, for information technology costs, for which there were no similar reimbursements in the same periods of 2009. For the three and nine months ended September 30, 2010, the net impact of the reimbursements by Microsoft for our cost of running search was a reduction in information technology expense of $27 million and $68 million, respectively, compared to the same periods of 2009.

Depreciation and Amortization. Depreciation and amortization expense decreased $14 million and $72 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The decreases were due to decreased amortization expense for fully amortized intangible assets acquired in prior years. In addition, for the three and nine months ended September 30, 2010 we recorded reimbursements from Microsoft of $8 million and $18 million, respectively, for depreciation and amortization costs, for which there were no similar reimbursements in the same periods of 2009. For the three and nine months ended September 30, 2010, the net impact of the reimbursements by Microsoft for our cost of running search was a reduction in depreciation and amortization expense of $8 million and $18 million, respectively, compared to the same periods of 2009.

TAC. TAC increased $33 million and $112 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase for the three months ended September 30, 2010 was primarily driven by a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009 and increases in revenue from Affiliate sites. The increase for the nine months ended September 30, 2010 was due to the factors noted above as well as the impact of foreign exchange rates.

Facilities and Other Expenses. Facilities and other expenses decreased $10 million for the three months ended September 30, 2010, compared to the same period in 2009 mainly due to a decrease in restructuring charges of $11 million, decreased content costs of $5 million, and decreased third-party service provider expenses of $5 million, offset by increased marketing expenses of $19 million. Facilities and other expenses decreased $49 million for the nine months ended September 30, 2010, compared to the same period in 2009 mainly due to a decrease in restructuring charges of $66 million and decreased third-party service provider expenses of $35 million, offset by increased marketing expenses of $74 million and increased travel and entertainment expenses of $10 million.

Marketing-related expenses increased due to additional marketing advertising campaigns including our global branding campaign during the three and nine months ended September 30, 2010, compared to the same periods in 2009. Third-party service-provider expenses decreased primarily due to lower advisory and consulting costs. In addition, for the three and nine months ended September 30, 2010, we recorded total cost reimbursements from Microsoft of $25 million and $78 million, respectively, for other costs, for which there were no similar reimbursements in the same periods of 2009. For the three and nine months ended September 30, 2010, the net impact of the reimbursements by Microsoft for our cost of running search was a reduction in facilities and other expenses of $19 million and $62 million, respectively, compared to the same periods of 2009.

We currently expect our operating costs to decrease for the three months ending December 31, 2010, compared to the same period of 2009, due to declines in marketing expenses and stock-based compensation expense.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2010	September 30, 2009	September 30, 2010
Employee severance pay and related costs	$3,505	$(215)	$35,703	$735
Non-cancelable lease, contract termination, and other charges	13,184	5,973	58,389	19,487

Sub-total before reversal of stock-based compensation expense	16,689	5,758	94,092	20,222
Reversal of stock-based compensation expense for forfeitures	—	—	(7,600)	—

Restructuring charges, net	$16,689	$5,758	$86,492	$20,222

Although we do not allocate restructuring charges to the segments, the amounts of the restructuring charges relating to each segment are presented below.

Q4’08 Restructuring Plan. During the fourth quarter of 2008, we implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three and nine months ended September 30, 2009, we incurred total pre-tax cash charges of approximately $13 million and $60 million, respectively, in severance, facility, and other restructuring costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $11 million and $57 million for the three and nine months ended September 30, 2009, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $2 million and $3 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, we incurred total pre-tax cash charges of approximately $3 million and $17 million, respectively, in facility and other restructuring costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $2 million and $16 million for the three and nine months ended September 30, 2010, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $1 million for both the three and nine months ended September 30, 2010. As of September 30, 2010, the aggregate outstanding restructuring liability related to the Q4’08 restructuring plan was $52 million, most of which relates to non-cancelable lease costs that we expect to pay over the lease terms of the related obligations, which end by the second quarter of 2017.

Q2’09 Restructuring Plan. During the second quarter of 2009, we implemented new cost reduction initiatives to further reduce our worldwide workforce by approximately 5 percent. During the three and nine months ended September 30, 2009, we incurred total pre-tax cash charges of approximately $4 million and $35 million, respectively, in severance and other related costs related to the Q2’09 restructuring plan. For the nine months ended September 30, 2009, the pre-tax cash charges were offset by an $8 million reduction related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Net charges under the Q2’09 restructuring plan relating to the Americas segment were $3 million and $19 million for the three and nine months ended September 30, 2009, respectively. Net charges under the Q2’09 restructuring plan relating to the EMEA segment were $1 million and $7 million for the three and nine months ended September 30, 2009, respectively. Net charges under the Q2’09 restructuring plan relating to the Asia Pacific segment were $0 and $1 million for the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2010, we incurred insignificant charges related to the Q2’09 restructuring plan. As of September 30, 2010, the aggregate outstanding restructuring liability related to the Q2’09 restructuring plan was $1 million, which we expect to pay out by the second quarter of 2011.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We exited the facility in the third quarter of 2010. In connection with the strategic realignment efforts, an executive of one of our acquired businesses departed. During both the three and nine months ended September 30, 2010, we incurred total pre-tax cash charges of $3 million in severance, facility and other related costs related to the Q4’09 restructuring charges, consisting of charges mainly related to the EMEA segment. As of September 30, 2010, the aggregate outstanding restructuring liability related to the Q4’09 restructuring charges was $8 million, which we expect to pay out by the second quarter of 2011.

In addition to the charges described above, we currently expect to incur future charges of approximately $18 million to $26 million primarily related to non-cancelable operating costs and accretion related to exited facilities identified as part of the Q4’08 restructuring plan, of which $17 million to $23 million relates to the Americas segment, $1 million to $3 million relates to the EMEA segment, and no charge relates to the Asia Pacific segment. The future charges are expected to be recorded primarily in the fourth quarter of 2010 and 2011.

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

Other Income, Net. Other income, net was as follows (in thousands):

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2009	2010		2009	2010
Interest and investment income	$4,822	$5,489	$667	$16,310	$17,669	$1,359
Gain on sale of marketable equity securities	98,167	—	(98,167)	164,851	—	(164,851)
Gain on sale of Zimbra, Inc.	—	—	—	—	66,130	66,130
Gain on sale of HotJobs	—	186,345	186,345	—	186,345	186,345
Other	2,401	(483)	(2,884)	1,199	20,123	18,924

Total other income, net	$105,390	$191,351	$85,961	$182,360	$290,267	$107,907

In February 2010, we sold Zimbra, Inc., for net proceeds of $100 million. We recorded a pre-tax gain of $66 million. In August 2010, we sold HotJobs for net proceeds of $225 million. We recorded a pre-tax gain of $186 million. In May 2009, we tendered all of our Gmarket shares for net proceeds of $120 million. We recorded a pre-tax gain of $67 million. In September 2009, we sold our direct investment in Alibaba.com for net proceeds of $145 million. We recorded a pre-tax gain of $98 million. Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and other non-operating items.

Other income, net may fluctuate in future periods due to realized gains and losses on investments, other than temporary impairments of investments, changes in our average investment balances, and changes in interest and foreign currency exchange rates.

Income Taxes. The effective tax rates for the three and nine months ended September 30, 2010 were 23 percent and 24 percent, respectively, compared to 39 percent and 41 percent for the same periods in 2009. The effective tax rate for the three and nine months ended September 30, 2010 differs from the statutory federal income tax rate of 35 percent due to the reduction of our reserves for tax uncertainties and the usage of loss carryforwards to offset the tax on the gain from the sale of Zimbra, Inc. and HotJobs. In addition to those recognized benefits, the effective tax rate differs from the statutory rate as a result of several factors, including state taxes, the effect of non-U.S. operations, and non-deductible stock-based compensation expense. The effective tax rate for the three and nine months ended September 30, 2010 was lower than the rate for the same periods in 2009 as a result of the same factors.

Our gross amount of unrecognized tax benefits as of September 30, 2010 is $634 million, of which $484 million is recorded on the condensed consolidated balance sheets. In the nine months ended September 30, 2010, we reached an agreement with the IRS in connection with several adjustments to prior years’ tax returns and this agreement resulted in a reduction to our gross unrecognized tax benefits of $312 million. Of this $312 million reduction in unrecognized tax benefits, $160 million resulted in an effective tax rate benefit during the nine months ended September 30, 2010, of which $81 million relates to the three months ended March 31, 2010 and $79 million relates to the three months ended September 30, 2010. The reduction to the gross unrecognized tax benefits has been partially offset by increases from current year tax positions. In total, the gross unrecognized tax benefits as of September 30, 2010 decreased by $260 million from the recorded balance as of December 31, 2009.

During the quarter ended June 30, 2010, the IRS completed its field examination of our 2005 and 2006 tax returns and issued notices of proposed adjustment. We reached an agreement with the IRS in connection with several of the adjustments and adjusted our reserves accordingly. There are other proposed adjustments, including an intercompany transfer pricing matter which could have a significant impact on our tax liability in future years if not resolved favorably, that we have not agreed to and is contesting through the administrative process. During the quarter ended September 30, 2010, the IRS commenced an examination of our 2007 and 2008 tax returns. We believe our existing reserves for all tax matters are adequate. During the quarter ended September 30, 2010, we also filed with the IRS amended federal tax returns for our fiscal years 2000 to 2008, to elect foreign tax credits for foreign taxes paid versus the previous election to deduct foreign taxes from taxable income, reducing income taxes payable by $102 million. Our tax provisions for all years had been computed on the basis of foreign tax credits, and differences between book and tax treatment were charged to additional paid-in capital due to the interaction of stock option deductions and the foreign tax credit computations. Accordingly, the $102 million reduction in income taxes payable has been reflected as a credit to additional paid-in capital.

Earnings in Equity Interests. Earnings in equity interests for the three and nine months ended September 30, 2010 was $104 million and $288 million, respectively, as compared to $69 million and $182 million, respectively, for the same periods in 2009, due primarily to Yahoo Japan’s improved financial performance and the impact of foreign currency exchange rate fluctuations. We sold our direct investment in Alibaba.com during the three months ended September 30, 2009 for net proceeds of $145 million. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

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

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2010	Percent Change	September 30, 2009	September 30, 2010	Percent Change
Revenue by segment:
Americas	$1,177,504	$1,146,511	(3%)	$3,579,198	$3,434,739	(4%)
EMEA	142,571	133,094	(7%)	439,542	415,432	(5%)
Asia Pacific	255,324	321,598	26%	709,598	949,371	34%

Total revenue	1,575,399	1,601,203	2%	4,728,338	4,799,542	2%
Direct costs by segment(1):
Americas	456,733	427,575	(6%)	1,348,083	1,281,631	(5%)
EMEA	76,216	76,447	0%	245,390	241,068	(2%)
Asia Pacific	127,420	173,077	36%	361,174	515,673	43%
Global operating costs(2) (3)	514,663	516,101	0%	1,508,524	1,533,714	2%
Restructuring charges, net	16,689	5,758	(65%)	86,492	20,222	(77%)
Depreciation and amortization	177,749	161,993	(9%)	557,062	485,209	(13%)
Stock-based compensation expense	114,430	51,097	(55%)	353,676	169,477	(52%)

Income from operations	$91,499	$189,155	107%	$267,937	$552,548	106%

(1)

Direct costs for each segment include TAC, other cost of revenue, and other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses.

(2)

Global operating costs include product development, service engineering and operations, marketing, customer advocacy, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs for the three and nine months ended September 30, 2010.

Revenue is generally attributed to individual countries according to the sales force that generated the revenue. No single foreign country accounted for more than 10 percent of revenue for the three and nine months ended September 30, 2010 or 2009.

Americas. Americas revenue for the three and nine months ended September 30, 2010 decreased $31 million, or 3 percent, and $144 million, or 4 percent, respectively, compared to the same periods in 2009. Our year-over-year decreases in revenue were a result of a decline in our search advertising business and our fee-based services, partially offset by an increase in our display advertising business. Search advertising revenue decreased primarily due to the impact of discontinuing our paid inclusion search product in late 2009 as part of our advertising quality initiatives. These decreases were offset by an increase in display revenue driven by increased advertising spending and a shift towards higher-yielding display inventory by our customers. For the three and nine months ended September 30, 2010, direct costs attributable to the Americas segment decreased $29 million, or 6 percent, and $66 million, or 5 percent, respectively, compared to the same periods in 2009. The declines are primarily due to a decrease in TAC from the decline in Affiliate search revenue in the Americas as well as decreases in content costs.

Revenue in the Americas accounted for approximately 72 percent of total revenue in both the three and nine months ended September 30, 2010, respectively, compared to 75 percent and 76 percent for the three and nine months ended September 30, 2009, respectively.

EMEA. EMEA revenue for the three and nine months ended September 30, 2010 decreased $9 million, or 7 percent, and $24 million, or 5 percent, respectively, compared to the same periods in 2009. The decreases in EMEA revenue were primarily driven by a slight decline in our search advertising business as well as a decline in fees revenue. Search advertising revenue decreased primarily due to traffic quality initiatives. The decrease in fees revenue is primarily attributed to changes in certain broadband access partnerships. For the three and nine months ended September 30, 2010, direct costs attributable to the EMEA segment remained flat and decreased 2 percent, respectively, compared to the same periods in 2009. Direct costs were primarily driven by a decrease in TAC associated with the decline in Affiliate revenue.

Revenue in EMEA accounted for approximately 8 percent and 9 percent of total revenue for the three and nine months ended September 30, 2010, respectively, compared to 9 percent for both the three and nine months ended September 30, 2009.

Asia Pacific. Asia Pacific revenue for the three and nine months ended September 30, 2010 increased $66 million, or 26 percent, and $240 million, or 34 percent, respectively, compared to the same periods in 2009. The increases in Asia Pacific revenue were primarily driven by a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009 and the favorable effects of foreign currency exchange rate fluctuations. For the three and nine months ended September 30, 2010, direct costs attributable to the Asia Pacific segment increased $46 million, or 36 percent, and $154 million, or 43 percent, respectively, compared to the same periods in 2009. The increases in direct costs were primarily driven by an increase in TAC associated with the increase in Affiliate revenue. For the three and nine months ended September 30, 2010, direct costs attributable to the Asia Pacific segment increased by a greater percentage than Asia Pacific revenue in the same periods of 2009 due to an increase in TAC rates.

Revenue in Asia Pacific accounted for approximately 20 percent of total revenue for both the three and nine months ended September 30, 2010, respectively, compared to 16 percent and 15 percent for the three and nine months ended September 30, 2009, respectively.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue and operating expenses. Similarly, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2009, revenue for the Americas segment for the three and nine months ended September 30, 2010 would have been lower than we reported by $2 million and $11 million, respectively, revenue for the EMEA segment would have been higher than we reported by $13 million and $6 million, respectively, and revenue for the Asia Pacific segment would have been lower than we reported by $13 million and $78 million, respectively. Using the foreign currency exchange rates from the three and nine months ended September 30, 2009, direct costs for the Americas segment for the three and nine months ended September 30, 2010 would have been lower than we reported by $1 million and $4 million, respectively, direct costs for the EMEA segment would have been higher than we reported by $8 million and $4 million, respectively, and direct costs for the Asia Pacific segment would have been lower than we reported by $7 million and $52 million, respectively.

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

Liquidity and Capital Resources

	As of December 31, 2009	As of September 30, 2010
	(Dollars in thousands)
Cash and cash equivalents	$1,275,430	$1,615,560
Short-term marketable debt securities	2,015,655	1,203,850
Long-term marketable debt securities	1,226,919	636,009

Total cash, cash equivalents, and marketable debt securities	$4,518,004	$3,455,419

Percentage of total assets	30%	24%

	Nine Months Ended September 30,
Cash Flow Highlights	2009	2010
	(In thousands)
Net cash provided by operating activities	$959,283	$837,045
Net cash (used in) provided by investing activities	$(1,383,381)	$1,074,616
Net cash provided by (used in) financing activities	$7,846	$(1,563,821)

Our operating activities for the nine months ended September 30, 2010 generated adequate cash to meet our operating needs. As of September 30, 2010, we had cash, cash equivalents, and marketable debt securities totaling $3.5 billion, compared to $4.5 billion at December 31, 2009. During the nine months ended September 30, 2010, we repurchased 119 million shares for $1,749 million.

During the nine months ended September 30, 2010, we generated $837 million of cash from operating activities, net proceeds from sales and maturities of marketable debt securities of $1,367 million, proceeds from the sales of divested businesses of $325 million, and $100 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $467 million in capital expenditures, a net $112 million for acquisitions, $1,749 million used in the direct repurchase of common stock, and $44 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the nine months ended September 30, 2009, we generated $959 million of cash from operating activities, $265 million from proceeds from the sales of marketable equity securities, and $74 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $264 million in capital expenditures, $1.3 billion additional investment in marketable debt securities, $46 million in tax withholdings related to net share settlements of restricted stock units and tax-related reacquisition of shares of restricted stock, and $91 million in the direct repurchase of common stock.

We expect to continue to generate positive cash flows from operations for the fourth quarter of 2010. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements, including capital expenditures, for the next twelve months. However, we may issue debt securities or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 9 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was lower than net income in the nine months ended September 30, 2010 due to non-cash items included in net income and changes in working capital, including lower collections on accounts receivable, higher tax payments made, and Microsoft reimbursements not yet received as cash. As of September 30, 2010, we had incurred a total of $325 million of reimbursable expenses (including $43 million related to 2009) in connection with the Search Agreement. Of that amount, $281 million had been received from Microsoft, and $44 million was classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets.

Cash provided by investing activities was primarily attributable to net proceeds from the sales and maturities of marketable debt securities and proceeds from the sale of a divested business. In the nine months ended September 30, 2010, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $1,367 million, and $325 million from the sales of divested businesses, which were offset by the investment of $467 million in net capital expenditures, $112 million for net acquisitions, and $19 million to purchase intangible assets. During the nine months ended September 30, 2009, we invested $264 million in net capital expenditures, $1.3 billion in marketable debt securities, $29 million to purchase intangible assets, and $18 million for net acquisitions, which were offset by proceeds of $265 million from the sales of marketable equity securities.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee stock option exercises and employee stock purchases were $100 million for the nine months ended September 30, 2010, compared to $74 million for the same period of 2009. During the nine months ended September 30, 2010, we used $1,749 million in the direct repurchase of 119 million shares of common stock at an average price of $14.68 per share and $44 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the nine months ended September 30, 2009, we used $91 million in the direct repurchase of 6 million shares of common stock at an average price of $14.97 per share and $46 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $467 million for the nine months ended September 30, 2010, compared to $264 million in the same period of 2009. Our capital expenditures for the three months ending December 31, 2010 are expected to increase slightly compared to the same period of 2009 as we continue to invest in the infrastructure needed to support additional users and improve the performance experienced by our users.

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

A summary of lease commitments as of September 30, 2010 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Three months ending December 31, 2010	$42	$2
Years ending December 31,
2011	160	7
2012	131	7
2013	110	8
2014	88	8
2015	69	8
Due after 5 years	69	30

Total gross lease commitments	$669	$70

Less: interest	—	(29)

Net lease commitments	$669	$41

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of September 30, 2010, these commitments totaled $134 million, of which $37 million will be payable in the remainder of 2010, $87 million will be payable in 2011, $7 million will be payable in 2012, and $3 million will be payable in 2013.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $38 million through 2023.

Income Taxes. As of September 30, 2010, the unrecognized tax benefits of $484 million and accrued liabilities for potential interest and penalties of $11 million are recorded on our condensed consolidated balance sheets. As of September 30, 2010, the settlement period for our income tax liabilities cannot be determined.

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

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relates primarily to our cash and marketable debt securities portfolio. We invest excess cash in high-quality fixed income government, agency, municipal, and corporate debt securities, money market funds, and time deposits with financial institutions.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $13 million and $25 million decrease in the fair value of our available-for-sale marketable debt securities as of September 30, 2010 and December 31, 2009, respectively.

Foreign Currency Risk. Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses, and net income. Similarly, our revenue, operating expenses, and net income will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2009, revenue for the Americas segment for the three and nine months ended September 30, 2010 would have been lower than we reported by $2 million and $11 million, respectively, revenue for the EMEA segment would have been higher than we reported by $13 million and $6 million, respectively, and revenue for the Asia Pacific segment would have been lower than we reported by $13 million and $78 million, respectively. Using the foreign currency exchange rates from the three and nine months ended September 30, 2009, direct costs for the Americas segment for the three and nine months ended September 30, 2010 would have been lower than we reported by $1 million and $4 million, respectively, direct costs for the EMEA segment would have been higher than we reported by $8 million and $4 million, respectively, and direct costs for the Asia Pacific segment would have been lower than we reported by $7 million and $52 million, respectively.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the three and nine months ended September 30, 2010, we recorded realized and unrealized foreign currency transaction losses of $3 million and transaction gains of $9 million, respectively. During the three months ended September 30, 2009, our net realized and unrealized foreign currency transaction losses were not material, and during the nine months ended September 30, 2009 we recorded realized and unrealized foreign currency transaction losses of $4 million.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of September 30, 2010 and 2009, net unrealized gains and losses on these investments were not material.

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

For the three and nine months ended September 30, 2010, 90 percent and 89 percent, respectively, of our total revenue came from marketing services. Our ability to continue to retain and grow marketing services revenue depends upon:

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

Under our Search Agreement with Microsoft, Microsoft will be Yahoo!’s exclusive platform technology provider for algorithmic and paid search services. The parties commenced implementation of the Search Agreement on February 23, 2010. The global transition of Yahoo!’s algorithmic and paid search platforms to Microsoft and migration of Yahoo!’s paid search advertisers and publishers is expected to take up to 24 months and will be done on a market by market basis. The transition process is complex and requires the expenditure of significant time and resources by us. Algorithmic and paid search has been transitioned to the Microsoft platform in the United States and Canada, and we continue to transition algorithmic and paid search in other markets. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

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

We currently deploy our own technology to provide search results on our network, except in the U.S. and Canada, where we have transitioned to the Microsoft algorithmic and paid search platforms. Even after we complete the transition to Microsoft’s platforms in all markets, we will need to continue to invest and innovate to improve our users’ search experience.

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

•	the impairment of relationships with employees of the acquired companies or our existing employees as a result of integration of new personnel;

•	our lack of, or limitations on our, control over the operations of our joint venture companies;

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

We offer fee-based enhancements to many of our free services, including e-mail, personals, and finance. The development cycles for these technologies are long and generally require significant investment by us. We have invested and will continue to invest in new products and services. Some of these new products and services might not generate anticipated revenue or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenue for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenue from these services that are greater than the cost of providing such services, our operating results could be harmed.

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

•

We rely on third-party providers for our principal Internet connections and co-location of a significant portion of our data servers, as well as for our payment processing capabilities and key components or features of our search, e-mail and VOIP services, news, stock quote and other content delivery, chat services, mapping, streaming, geo-targeting, music, games, and other services. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. In addition, if our agreements with these third-party providers are terminated for any reason, we might not have a readily available alternative.

Prolonged delays or disruptions to our service could result in a loss of users, damage our brand and harm our operating results. In addition, users’ ability or willingness to access our services might be impaired by spam, viruses, worms, spyware, phishing, and other acts of malice by third parties affecting the user generally or the user’s use of our services in particular.

If we or our third-party service provider fail to prevent click fraud or choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability may decline.

A portion of our marketing services revenue arises from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service provider are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brand and lead to a loss of advertisers and revenue. Moreover, advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. Advertisers may also be issued refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, or refunds or credits could negatively impact our profitability.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended September 30, 2010, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $13.11 to $15.52 per share and the closing sale price on October 29, 2010 was $16.49 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group Holding Limited (“Alibaba Group”); and news reports relating to us, trends in our markets, or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2010 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Programs (in 000s) (*)
				2006 Authorization	2010 Authorization	Aggregate
At June 30, 2010				$92,082	$3,000,000	$3,092,082
July 1 — July 31, 2010	14,043,310	$14.05	14,043,310	$0	$2,894,707	$2,894,707
August 1 — August 31, 2010	26,530,900	$13.97	26,530,900	$0	$2,524,088	$2,524,088
September 1 — September 30, 2010	21,918,436	$13.69	21,918,436	$0	$2,224,088	$2,224,088

Total July 1 — September 30, 2010	62,492,646	$13.89	62,492,646

(*)

The share repurchases in the three months ended September 30, 2010 were made pursuant to two stock repurchase programs previously authorized by our Board of Directors. The first program was announced in October 2006 with an authorized level of $3 billion, and permitted repurchases to be made in the open market or in privately negotiated transactions, including derivative transactions, or under a Rule 10b5-1 plan. Repurchases made during July 2010 exhausted the authorization remaining under the October 2006 program. Following exhaustion of the October 2006 program, our share repurchases were made pursuant to a second program which was approved by our Board of Directors on June 24, 2010 and announced on June 30, 2010. Under this program, we are authorized to repurchase up to $3 billion of our outstanding shares of common stock from time to time. This program will expire in June 2013. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

During the three months ended September 30, 2010, 6.5 million shares were repurchased under the October 2006 program for a total of $92 million and 56.0 million shares were repurchased under the June 2010 program for a total of $776 million, resulting in aggregate repurchases during the period of 62.5 million shares for a total of $868 million. As of September 30, 2010, the June 2010 program had remaining authorized purchase capacity of $2,224 million.

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

YAHOO! INC.

Dated: November 8, 2010	By:	/S/ CAROL BARTZ
Carol Bartz
Chief Executive Officer

Dated: November 8, 2010	By:	/S/ TIMOTHY R. MORSE
Timothy R. Morse
Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, filed as Exhibit 4.1 below).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2009 and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference).

10.19+*	Separation Agreement, dated October 1, 2010, between the Registrant and Hilary Schneider.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡ 101.LAB*‡	XBRL Taxonomy Extension Definition XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.