Form 10-K
period 2010-12-31
YAHOO INC
filed 2011-02-28
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market, was $16,919,544,171. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 18, 2011 was 1,309,412,235.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2011 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

YAHOO! INC.

Form 10-K

Fiscal Year Ended December 31, 2010

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, Y!, del.icio.us, Flickr, Right Media, omg, Shine, Sportacular, Prime Time in No Time, Behind Enemy Lines, Ready Set Dance, Yahoo! Search BOSS, Wretch, Meme, Citizen Sports, Associated Content and their respective logos. Other names are trademarks and/or registered trademarks of their respective owners.

Part I

Item 1.	Business

OVERVIEW

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is a premier digital media company that delivers personalized digital content and experiences, across devices and around the globe, to vast audiences. We provide engaging and innovative canvases for advertisers to connect with their target audiences using our unique blend of Science + Art + Scale. Through our proprietary technology and insights, we deliver unique content and experiences for our audience and create powerful opportunities for our advertisers to connect with their target audiences, in context and at scale. To users, we provide online properties and services (“Yahoo! Properties”). To advertisers, we provide a range of marketing services designed to reach and connect with users of our Yahoo! Properties, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (our “Affiliates”) that have integrated our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”). We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

We generate revenue from several offerings including the display of graphical advertisements (“display advertising”), the display of text-based links to advertisers’ Websites (“search advertising”), and other sources.

Our offerings to users on Yahoo! Properties currently fall into three categories: Communications and Communities; Search and Marketplaces; and Media. The majority of what we offer is available in more than 25 languages and in more than 50 countries, regions, and territories. We have properties tailored to users in specific international markets including Yahoo! Homepage and social networking Websites including Meme and Wretch.

Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. We were incorporated in 1995 and are a Delaware corporation. We are headquartered in Sunnyvale, California, and have offices in more than 25 countries, regions, and territories.

CORPORATE HIGHLIGHTS

Changes in Our Board of Directors and Executive Leadership

During 2010, there were key changes to our Board of Directors (the “Board”) and executive leadership. Sue James was elected to the Board and was named Chair of the Board’s Audit Committee, effective January 2010. Ron Burkle, John Chapple and Frank J. Biondi, Jr. left our Board when their terms ended following our June 2010 annual meeting, and Brad Smith and Patti Hart were elected to our Board at that meeting. Aristotle Balogh resigned as our Executive Vice President, Products and Chief Technology Officer, and Blake Irving became our Chief Product Officer in May 2010. In November 2010, Ross Levinsohn became our Executive Vice President, Americas, replacing Hilary Schneider in that role. The Company also has announced that David Kenny will become a member of our Board and Eric Hippeau will resign from our Board effective April 1, 2011.

2010 Transactions

•

Completed the transition of algorithmic search results on Yahoo! Properties and on Affiliate sites in the United States (“U.S.”) and Canada to Microsoft Corporation (“Microsoft”), and completed the transition from Yahoo!’s search marketing platform to Microsoft’s search advertising platform (adCenter) in those markets.

•

Acquired Associated Content, an online publisher and distributer of original content that enables users to publish their content on any topic and distributes that content through its Website and content partners. This acquisition extends Yahoo!’s ability to provide high quality, personally relevant content for the benefit of both users of Yahoo! branded sites and advertisers.

•

Acquired Dapper, a technology platform providing dynamic display ad creation and optimization. Dapper’s capabilities combined with Yahoo!’s already deep consumer insights should further enhance Yahoo!’s ability to deliver customized and relevant advertising.

•

Acquired Citizen Sports, a company that brings the world of sports to fans’ favorite social networking sites and mobile devices through innovative applications. This acquisition will strengthen Yahoo!’s social strategy of enriching, aggregating, and distributing social content from across the entire Web, and will extend Yahoo!’s ability to offer a highly customizable social experience.

•

Acquired Koprol, Indonesia’s popular location-based social network, which enables users to interact and share knowledge about their community in a way that is uniquely tailored to mobile phones. This acquisition extends Yahoo!’s social, mobile, and local offerings and focuses on the intersection of location, community expertise and mobile experiences that have become important Internet trends around the globe.

•	Sold HotJobs.com, an online job search engine which provides tools and advice for job seekers, employers, and staffing firms.

•	Sold Zimbra, Inc., a provider of e-mail and collaboration software.

•

Yahoo! expects to continue to acquire or make investments in companies, products, services, and technologies in the future. See Note 3—“Acquisitions” of the Notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to Yahoo!’s acquisitions.

2010 HIGHLIGHTS

Communications and Communities

•

Launched Yahoo! Mail Beta, a faster and more social communications experience that allows users to navigate easily and organize their inbox, browse photos and videos, more efficiently search for emails and benefit from improved spam protection. Launched Yahoo! Messenger Beta, which allows users to play social games from publishers including Zynga Inc. (“Zynga”), ELEX and OMGPOP, share their status across networks, and view, comment on, and “like” updates from Yahoo! Pulse, Flickr, Facebook Inc. (“Facebook”), and Twitter Inc. (“Twitter”) – all from their instant messaging client.

•

Launched Yahoo! Mail and Yahoo! Messenger with video chat applications for Android as well as Yahoo! Search Widget for Android. The Yahoo! applications for Android provide more than 300 million Yahoo! Mail and Yahoo! Messenger users with the capability to e-mail, send instant messages, video chat, text with friends, and share message statuses on Android phones for a compelling communication experience.

•

Launched a series of new, innovative applications for the iPhone and iPad – including Yahoo! Search, Yahoo! Sketch-a-Search, and Yahoo! Messenger for the iPhone and Yahoo! Entertainment and Yahoo! Sportacular HD for the iPad. Yahoo! Sketch-a-Search makes finding restaurants easier, without typing keywords or search terms. The Yahoo! Search iPhone application delivers contextually relevant results quickly and efficiently using an innovative interface. Yahoo! Messenger on the iPhone offered users the first video chat feature over 3G or Wi-Fi by a major provider. Yahoo! Entertainment allows users to explore entertainment content, television listings, videos, news, and more. Yahoo! Sportacular HD is a game day companion, enabling users to check status of games or start times and get TV programming information and more for the National Football League, Major League Baseball, and college football.

•

Announced a partnership with Zynga that will integrate Zynga’s popular social games through Yahoo!’s global network. The partnership enables Zynga games to reach more than 600 million people worldwide across Yahoo!-branded sites, giving them access to new and deeper ways to engage with friends and make new ones. In November, Yahoo! introduced the first stage of its integration plan, which allows users to launch, play, and share Zynga’s popular games like Mafia Wars and FishVille on Yahoo! Messenger, Yahoo! Games, My Yahoo!, Yahoo! Toolbar, and Yahoo! Pulse.

•

Announced a strategic global partnership with Samsung to distribute Yahoo!’s industry-leading services on millions of Samsung mobile devices, including devices running Samsung bada and Android platforms. Through this partnership Samsung will distribute Yahoo! services, including Yahoo! Mail, Yahoo! Messenger, Yahoo! Homepage, Yahoo! Search, Flickr, Yahoo! News, Yahoo! Finance, Yahoo! Contacts, Yahoo! Calendar, and Yahoo! Weather on Samsung’s mobile devices globally.

•

Announced a worldwide strategic alliance with Nokia that allows Yahoo! and Nokia to leverage each other’s strengths in e-mail, instant messaging, and maps and navigation services to provide consumers with access to world-class experiences on both personal computers (“PCs”) and mobile devices.

•

Entered into a global partnership with Twitter to integrate Twitter’s real-time social experiences throughout Yahoo!. In November, users were able to connect their Yahoo! and Twitter accounts globally to see and share Twitter updates on the Yahoo! Homepage, My Yahoo!, Yahoo! Messenger, Yahoo! Mail, and Yahoo! Pulse.

•

Deepened Yahoo!’s integration with Facebook throughout Yahoo! Properties, including allowing users to link their Yahoo! and Facebook accounts and view and share updates with friends across both networks.

•	Announced an extended partnership with Sprint to provide Sprint Android mobile phone customers with a Yahoo! ID pack of services, including 1-click access to 12 different Yahoo! applications.

•	Announced a partnership with T-Mobile to integrate Yahoo! Mail and Yahoo! Messenger (with video chat) into the latest Android powered MyTouch device delivering hi-definition video and 4G speeds.

Search and Marketplaces

•

Introduced a series of new search enhancements to more fully leverage Yahoo!’s rich content and robust technology platforms and help users get to the content that they care about on all connected devices. Updates to Yahoo! Search included new quick applications for taking action directly from the search results page; fast, easy, and intuitive search shortcuts with more answers and fewer links; and a range of new contextual search experiences across Yahoo! Properties.

•

Announced a local advertising partnership with Gannett, which brings together Gannett’s strong local media organization brands, sales capabilities, and leading Website audiences with Yahoo!’s high quality audience and display advertising leadership.

•

Launched Yahoo! Local Offers, a program through which Yahoo! partners with leading online and offline providers to build one of the largest and most comprehensive repositories of local offers on the Internet. Currently in limited beta in the U.S., Local Offers will make it easy for millions of consumers to find, on Yahoo!, the best local deals and savings in their area.

Media

•

Launched a new global platform for Yahoo! News and Yahoo! Finance. The updated platforms enable Yahoo! to accelerate its business, enter new markets more quickly, deliver personalized content, and more rapidly improve existing user experiences.

•

Launched several new original video programs including “Who Knew?” with Toyota Motor Sales U.S.A. and Reveille, which consists of easy-to-digest commentaries on current events; “Behind Enemy Lines,” a weekly series sponsored by Bud Light that tackles the topic of tailgating, with a twist; “Ready, Set, Dance,” a weekly series sponsored by State Farm which is the first from Yahoo!’s partnership with Electus; “Weekend Edition,” a new weekend program offering compelling original video and relevant editorial content; and “Ram Country,” sponsored by Ram Truck, highlighting performances by today’s biggest country stars.

USER OFFERINGS

Our offerings to users on Yahoo! Properties currently fall into three categories: Communications and Communities, Search and Marketplaces, and Media. Our offerings are available on PCs and other devices such as mobile devices, tablets, and TVs.

We have distribution partnerships with more than 80 carriers and original equipment manufacturers (“OEMs”) around the world which distribute our offerings via mobile devices, tablets, and TVs.

Communications and Communities

Our Communications and Communities offerings, including Yahoo! Mail, Yahoo! Messenger, Yahoo! Groups, Yahoo! Answers, Flickr, and Connected TV, provide a wide range of communication and social services to users and small businesses across a variety of devices and through our broadband Internet access partners and enable users to organize into groups and share knowledge, common interests, and photos. We offer some services free of charge to our users and also provide some services on a fee or subscription basis. We generate display and search advertising revenue and fees revenue from these offerings.

Yahoo! Mail provides users with full-featured online communications functionality. In addition to our free e-mail service, for a subscription fee, we offer Yahoo! Mail Plus, a premium e-mail service that provides features such as an interface free of display ads.

Yahoo! Messenger instant messaging service provides an interactive and personalized way for people to connect and share experiences on a real-time basis. Yahoo! currently offers mobile applications for Yahoo! Messenger.

Yahoo! Groups provides members with shared access to information such as message archives, photo albums, event calendars, and polls.

Yahoo! Answers is a service where anyone can ask and answer questions on topics on both PCs and mobile devices.

Flickr is an online photo management and sharing service that makes it easy for users to upload, store, organize, and share their photos. In addition to the basic service, Flickr offers a fee-based service with unlimited storage, uploads, and an advertising-free browsing and sharing interface. Yahoo! also currently offers mobile applications for Flickr.

Connected TV seamlessly integrates the Internet into the television experience through an open platform. We have distribution relationships with the top six global television manufacturers.

We also have social properties tailored to users in specific international markets, which include blogging and social networking Websites such as Wretch in Taiwan and Meme in Argentina, Brazil, Mexico, Taiwan, Indonesia, and the Philippines.

Search and Marketplaces

Our Search and Marketplaces offerings are designed to provide quick answers to users’ information needs by delivering to our users innovative and meaningful search, local, and listings experiences on the search results page and across Yahoo!.

Search

Our Search offerings, including Yahoo! Search and Yahoo! Local, are available free to users and are often the starting point for our users to navigate the Internet and discover content that matters to them. We generate revenue through search offerings on Yahoo! Properties and Affiliate sites.

Yahoo! Search provides users with a free search capability with rich search results ranked and organized based on relevance to the users’ search query. Sponsored search results are a subset of the overall search results and provide links to paying advertisers’ Web pages. We are making innovations to Yahoo! Search to deliver more answers to the millions of people who come to Yahoo! to be entertained and to stay informed and productive.

Yahoo! Search is evolving to help people find the right information at the right time, whether by entering keywords in a search box or by discovering search-powered experiences wherever they are online. Yahoo! currently offers Yahoo! Search experiences and applications across connected devices, including PCs and mobile phones.

On December 4, 2009, Yahoo! entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) and a License Agreement with Microsoft which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. Under the Search Agreement, Yahoo! will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. Algorithmic and paid search transitioned to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. The global transition of the algorithmic and paid search platforms to Microsoft and the migration of paid search advertisers and publishers to the Microsoft platform are being done on a market by market basis and are expected to continue through early 2012. Yahoo! continues to drive technology innovation with the enhanced Yahoo! Search experience to users that surrounds the listings themselves, as served by Microsoft – such as rich results, Search Assist suggestions, site filters, related topic suggestions, and more. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Search Agreement with Microsoft Corporation.”

Yahoo! Local is a local search offering which helps users find local business listings and related content such as recommendations, user reviews, merchant photos, and maps.

Marketplaces

Our Marketplaces offerings and services include Yahoo! Shopping, Yahoo! Travel, Yahoo! Real Estate, Yahoo! Autos, and Yahoo! Small Business. On these properties, users can research specific topics, products, services or areas of interest by reviewing and exchanging information, obtaining contact details or considering offers from providers of goods, services, or parties with similar interests. We generate revenue from listing fees, transaction fees, and display and search advertising on many of these properties as well as from subscription fees for hosting Websites for our customers, registering domains, and other services to small businesses seeking to maintain a Website. We also have properties tailored to users in specific international markets, primarily our Asian markets, that allow prospective buyers and sellers to enter into an online auction for goods for which we earn a posting and transaction fee. Monday in Taiwan is one of these properties.

Media

Our Media offerings are designed to engage users with some of the most relevant and compelling online content and services on the Web. We offer a majority of these services free of charge to our users. On our Media properties, we generate revenue from display and search advertising and from fee-based services. Our Media properties and services include the following:

Yahoo! Homepage (www.yahoo.com) is a navigation hub and starting point into Yahoo! Properties and the Internet, via a PC or mobile device that brings together the most useful information and functionality from across the Web, giving people one place to search, preview, and access everything that matters to them most.

Yahoo! News provides stories from the major news agencies that are aggregated by our editorial team and augmented by in-house generated content focused on up-to-the-minute news coverage with video, text, photos, and audio.

Yahoo! Sports offers free fantasy games, original editorial content, real-time statistics, scores and game updates, broadcast programming, integrated shopping, and online sports communities. Yahoo! Sports offers mobile applications for specific areas of interest to our users, such as Yahoo! Fantasy Football, along with sports content via our Yahoo! Mobile site and Yahoo! Sportacular, a leading sports application on the iPhone and Android.

Yahoo! Finance provides a comprehensive set of financial data, information, and tools that helps users make informed financial decisions. The content is primarily provided through relationships with a number of third-party providers. Some of these providers pay a fee when a user is referred from Yahoo! Finance to their Websites. Some financial content, such as analyst research reports, is also available to users for a fee. Yahoo! currently offers a mobile application for Yahoo! Finance.

My Yahoo! is a personalized start page that gives registered users the ability to customize their pages with information that interests them most from around the Web.

Yahoo! Toolbar is a Web browser add-on that conveniently enables users to access and preview Yahoo! Properties and third-party content via applications from anywhere on the Web.

Yahoo! Entertainment & Lifestyles represents a collection of properties that provides users with information, and other engaging content centered on popular culture-related themes and activities with sites such as Yahoo! Movies, Yahoo! Music, Yahoo! Games, and Yahoo! TV, including “Prime Time in No Time” which provides quick recaps of the previous evening’s prime time television shows. In addition, our Media properties also include Websites devoted to specialty topics such as Yahoo! Health, Yahoo! Education, Yahoo! Weather, omg! (celebrity news), and Shine (women’s lifestyles).

Yahoo! Contributor Network is a platform for people to publish their creative content on Yahoo!. The Yahoo! Contributor Network is an evolution of the Associated Content platform and will bring contributions from writers, photographers, and videographers to the Internet’s largest media destinations, including Yahoo! News, Yahoo! Finance, Yahoo! Sports, and even the Yahoo! Homepage, among many others.

Yahoo! Pulse allows users to create and manage their identity on Yahoo! and connect and engage with the people, content, and applications that matter to them both on Yahoo! and on other services such as Facebook and Twitter. Users can also share updates, photos, blog posts and more with colleagues, classmates, family, and friends.

ADVERTISER AND PUBLISHER OFFERINGS AND SERVICES

Advertisers are increasing their use of online and mobile media to better align their ads with the shift of consumer media consumption away from traditional television and print media to the Internet and to mobile devices. We believe Yahoo! offers the best combination of elements needed for successful online and mobile advertising today: the science to understand and target an audience, the art to create lasting engagement with consumers through context, and the scale to reach the right person in the right setting in meaningful numbers (Science + Art + Scale).

We offer advertisers targeted solutions (such as behavioral and search retargeting), valuable insights about their customer base, and tools that leverage those insights for optimized program performance. We help advertisers develop lasting engagement with consumers through interactivity. Our premium digital canvasses—pioneering ad formats like the Yahoo! Mail Login Page and branded video content options—showcase their message in a quality context that delivers results. We also provide advertisers access to one of the largest concentrations of target audiences and premium content on the Web. We do this by bringing together quality publishers through Yahoo! Network Plus (including AT&T, Verizon, Rogers, Monster, and Comcast) and the Right Media Exchange.

We work with high-quality publishers to attract audiences, create engaging experiences, learn insightful information about the publishers’ audiences, and monetize the experiences rendered with a set of application programming interfaces (“APIs”) and tools for ease of doing business. With this offering, publishers are able to participate in the Yahoo! Search and Bing Unified Search Marketplaces as well as the Right Media Exchange for display advertising.

We generate revenue by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Our marketing services include display advertising, search advertising, listing-based services, and commerce-based transactions.

DEVELOPERS AND PLATFORM OFFERINGS

We provide several software and platform offerings for third-party developers, advertisers, and publishers. Our top priority is to enable innovation in the user experience on Yahoo!. Our goal is to continue to create more personally relevant Web experiences for consumers and to make Yahoo! an even more valuable asset to advertisers. We believe open platforms accelerate this goal by attracting and enabling third-party developers and partners to build and incorporate new products and innovations that users want into our product experiences. We are committed to providing the developer community with products that solve their problems and enhance the development experience, positioning Yahoo! as a leader in the technical evolution of the Web.

Our offerings to developers and platforms for advertisers and publishers include:

Yahoo! Developer Network (“Y!DN”) is the central source for developers, independent software vendors, partners, and advertisers to find resources and technical support for leveraging Yahoo! platforms, APIs, and development tools.

Yahoo! Open Strategy (“Y!OS”) platform is an initiative designed both to make the Yahoo! experience more social for our users and to open Yahoo! to innovation by third-party developers, publishers, and advertisers. By allowing third-party developers, publishers, and advertisers to develop applications that integrate with Yahoo! products and leverage Yahoo!’s data, we are enabling experimentation and innovation in the user experience on both Yahoo! and the Web.

Yahoo! Application Platform (“Y!AP”) is an application platform that third-party developers, including publishers and advertisers, can use to create innovative applications and consumer experiences that will function across the Yahoo! network and beyond. For example, Y!AP powers our partnership with Zynga to bring social gaming experiences into core Yahoo! experiences.

Yahoo! Updates allows developers and publishers to syndicate user-generated actions from Yahoo! on their Websites and vice versa, integrating social data and actions into new applications and services. Yahoo! Updates is available for commercial and non-commercial use by developers.

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

Yahoo! Search BOSS is an open search Web services platform that enables developers, start-ups, and large Internet companies to build Web-scale search products.

GLOBAL BUSINESS

We manage our business geographically. Through the first quarter of 2010, the primary areas of measurement and decision-making were the U.S. and International. Beginning in the second quarter of 2010, our business management structure was redefined along three geographies: Americas; EMEA (Europe, Middle East, and Africa); and Asia Pacific. Additional information required by this item is incorporated herein by reference to Note 13—“Segments” of the Notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

We provide services in more than 25 languages and in more than 50 countries, regions, and territories, including localized versions of Yahoo! in Argentina, Australia, Austria, Brazil, Canada, Chile, China, Colombia, Egypt, France, Germany, Greece, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Jordan, Korea, Kuwait, Malaysia, Mexico, the Netherlands, New Zealand, Peru, the Philippines, Russia, Saudi Arabia, Scandinavia (Denmark, Finland, Norway, and Sweden), Singapore, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, the United States, Venezuela, and Vietnam.

Outside of native English speaking countries, we provide some of our most popular user services through Yahoo! Asia (our English language portal to Southeast Asia), Yahoo! Canada en Français (French Canadian Website), and Yahoo! En Espanol (United States Hispanic Website).

We own a majority or 100 percent of all of these international operations (except in Australia, China, Japan, and New Zealand where we have joint ventures and/or noncontrolling interests). We support these businesses through a network of offices worldwide.

Revenue is primarily attributed to individual countries according to the international online property that generated the revenue.

Information regarding risks involving our international operations is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

SALES

We maintain three primary channels for selling our advertising services: field, mid-market, and reseller/small business. Our field advertising sales team sells display and search advertising services to leading advertisers and agencies. Our mid-market channel sells our services to medium-sized businesses, while our reseller/small business channel enables us to sell advertising services to additional regional and small business advertisers.

In the U.S., we employ sales professionals in multiple locations, including Atlanta, Boston, Chicago, Dallas, Detroit, Hillsboro, Los Angeles, Miami, New York, Omaha, San Francisco, and Sunnyvale. In international markets, we either have our own internal sales professionals or have established sales agency relationships in 50 countries, regions, and territories.

No individual customer represented more than 10 percent of our revenue in 2008, 2009, or 2010.

Internet usage is subject to seasonal fluctuations, typically declining during customary summer vacation periods and becoming most active during the fourth quarter holiday period due to increased online retail activity. This seasonality pattern has affected, and we expect will continue to affect, our business and quarterly sequential revenue growth rates.

MARKETING

The Yahoo! brand is one of the most widely recognized in the world. Maintaining and growing the Yahoo! brand enables us to attract, retain, and more deeply engage users, advertisers, publishers, and developers. We believe a great brand begins with great products, services, and content. Our marketing teams engage in each step of product and services development, deployment, and management and content design to understand and shape our offerings to better market them to our communities of potential and existing users. In 2010, we launched and completed the second phase of our global integrated marketing campaign designed to highlight specific product offerings across the Yahoo! Network including the Yahoo! Homepage, Yahoo! Search, Yahoo! Mail, Yahoo! Mobile, and more. Our goal is for users to experience first-hand how they can make Yahoo! products more personally relevant, and we are doing this by enabling product sampling, demonstrations and experiential marketing at scale.

COMPETITION

We operate in the Internet products, services, communications, media, and content markets, which are highly competitive and characterized by rapid change, converging technologies, and increasing competition. Our most significant competition is from Facebook, Google, Inc. (“Google”), Microsoft, and AOL, Inc. (“AOL”), which each offer an integrated variety of Internet products, advertising services, technologies, online services and content. We compete with these and other companies for users, advertisers, publishers, and developers. We also compete with these companies to obtain agreements with software publishers, Internet access providers, mobile carriers, device manufacturers and others to promote or distribute our services to their users. We compete with advertising networks, exchanges and other platforms, such as Google AdSense, DoubleClick Ad Exchange, AOL’s Ad.com, and Microsoft Media Network, as well as traditional media companies for a share of advertisers’ marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns.

Under the Search Agreement with Microsoft we have become the exclusive worldwide relationship sales force for both companies’ premium search advertisers and Microsoft has become the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites in transitioned markets. However, Microsoft will still continue to compete with us on its own sites and on its partners’ sites for users, advertisers, publishers, developers, and distribution partners.

We believe our principal competitive strengths relating to attracting and retaining users include the usefulness, accessibility, integration, and personalization of the online services that we offer; the quality, personalization, and presentation of our search results; and the overall user experience on Yahoo! Properties. Our principal competitive strengths relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. “Reach” is the size of the audience and/or demographic that can be accessed through the Yahoo! network. “Effectiveness” for advertisers is the achievement of marketing objectives, which we support by developing campaigns, measuring the performance of these campaigns against their objectives, and optimizing their objectives across the Yahoo! network. “Effectiveness” for publishers is the monetization of their online audiences. “Efficiency” is the simplicity and ease of use of the services we offer advertisers and publishers.

In international markets, we also compete with local portals that are predominantly supported by local telecommunication providers or local providers of specific locally designed and marketed Internet services, some of which may have a potential competitive advantage due to an existing direct billing relationship with their users, dominant market share in their territories, greater brand recognition, focus on a single market, familiarity with local tastes and preferences, or greater regulatory and operational flexibility.

Additional information regarding competition is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

PRODUCT DEVELOPMENT

Yahoo! continually enhances, expands, and launches products and features to meet evolving user, advertiser, and publisher needs for technological innovation and a deeper, more integrated experience.

Most of our software products and features are developed internally by our employees. In some instances, however, we might purchase technology and license intellectual property rights if the opportunity is strategically aligned, operationally compatible, and economically advantageous. We believe that we are not materially dependent upon licenses or other agreements with third parties relating to product development.

Our Product Development organization includes Yahoo! Labs. This organization includes our industry-leading Yahoo! Research group, our Applied Sciences group and our Academic Relations team, which has spearheaded key relationships with some of the world’s most influential universities and institutions. Yahoo! Labs is designed to foster the long-term scientific competitiveness of Yahoo! as a world leader on the Internet through cutting-edge, multi-disciplinary research in a variety of fields, including economic theory, computer science, artificial intelligence, and various social sciences. In addition to Yahoo! Labs, the Product Development organization contains our Cloud Computing group which provides the common computing infrastructure upon which our products are delivered, including grid computing. Finally, the Product Development organization contains our Cloud Platforms group, which focuses on the common elements that are embedded in multiple Yahoo! Products. These elements include the user data base and login, video and social connection platforms.

Our engineering and production teams are primarily located in our Sunnyvale, California headquarters, Bangalore, India and Burbank, California. Product development expenses for 2008, 2009, and 2010 totaled approximately $1.2 billion, $1.2 billion, and $1.1 billion, respectively, which included stock-based compensation expense of $178 million, $206 million, and $107 million, respectively.

INTELLECTUAL PROPERTY

We create, own, and maintain a wide array of intellectual property assets that we believe are among our most valuable assets. Our intellectual property assets include patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and services; copyrights in software and creative content; trade secrets; and other intellectual property rights and licenses of various kinds. We seek to protect our intellectual property assets through patents, copyrights, trade secrets, trademarks and laws of the U.S. and other countries, and through contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and contractors, and utilize non-disclosure agreements with third parties with whom we conduct business in order to secure and protect our proprietary rights and to limit access to, and disclosure of, our proprietary information. We consider the Yahoo! trademark and our many related company brands to be among our most valuable assets, and we have registered these trademarks in the U.S. and other countries throughout the world and actively seek to protect them. We have licensed in the past, and expect that we may license in the future, certain of our technology and proprietary rights, such as trademark, patent, copyright, and trade secret rights, to third parties. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

EMPLOYEES

As of December 31, 2010, we had approximately 13,600 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

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

We face significant competition for users, advertisers, publishers, developers, and distributors.

We face significant competition from integrated online media companies as well as from social networking sites, traditional print and broadcast media, general purpose and vertical search engines and various e-commerce sites. In a number of international markets, especially those in Asia, Europe, the Middle East and Latin America, we face substantial competition from local Internet service providers and other portals that offer search, communications, and other commercial services.

Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. Among other areas, we compete against these companies to attract and retain users, advertisers, developers, and third-party Website publishers as participants in our Affiliate network, and to obtain agreements with third parties to promote or distribute our services.

In addition, several competitors offer products and services that directly compete for users with our offerings, including consumer e-mail, local search, instant messaging, photos, maps, video sharing, content channels, mobile applications, and shopping. Similarly, the advertising networks operated by our competitors offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad serving technologies and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising dollars, both domestically and internationally. We further compete for users, advertisers and developers with social media and networking sites as well as the wide variety of other providers of online services. Social networking sites in particular are attracting a substantial and increasing share of users and users’ online time, which could enable them to attract an increasing share of online advertising dollars.

Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we are subject to both U.S. and foreign regulatory requirements.

If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline.

The majority of our revenue is derived from display and search, and the reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

For the year ended December 31, 2010, 84 percent of our total revenue came from display and search. Our ability to continue to retain and grow display and search revenue depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	maintaining and expanding our advertiser base on the Internet and mobile devices;

•	broadening our relationships with advertisers to small- and medium-sized businesses;

•

the successful implementation of changes and improvements to our advertising management platforms and acceptance of our advertising management platforms by advertisers, Website publishers, and online advertising networks;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display advertising services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

In most cases, our agreements with advertisers have a term of one year or less, and may be terminated at any time by the advertiser or by us. Search marketing agreements often have payments dependent upon usage or click-through levels. Accordingly, it is difficult to forecast display and search revenue accurately. In addition, our expense levels are based in part on expectations of future revenue, including occasional guaranteed minimum payments to our Affiliates in connection with search and/or display advertising, and are fixed over the short-term in some categories. The state of the global economy and availability of capital has impacted and could further impact the advertising spending patterns of existing and potential advertisers. Any reduction in spending by, or loss of, existing or potential advertisers would negatively impact our revenue and operating results. Further, we may be unable to adjust our expenses and capital expenditures quickly enough to compensate for any unexpected revenue shortfall.

Adverse general economic conditions have caused and could cause decreases or delays in display and search services spending by our advertisers and could harm our ability to generate display and search revenue and our results of operations.

Display and search expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenue from display and search, adverse economic conditions have caused, and a continuation of adverse economic conditions could cause, additional decreases in or delays in advertising spending, a reduction in our display and search revenue and a negative impact on our short-term ability to grow our revenue. Further, any decreased collectability of accounts receivable or early termination of agreements, whether resulting from customer bankruptcies or otherwise due to the current economic conditions, could negatively impact our results of operations.

If we do not manage our operating expenses effectively, our profitability could decline.

We have implemented cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, outsourcing some administrative functions, consolidating space and terminating leases or entering into subleases. We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might also increase, from their reduced levels, as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo! brand, fund product development, and acquire and integrate complementary businesses and technologies. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement additional cost cutting measures. If our expenses increase at a greater pace than our revenue, or if we fail to implement additional cost cutting if required in a timely manner, our profitability will decline.

Transition, implementation and execution risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. The parties commenced implementation of the Search Agreement on February 23, 2010. The global transition of our algorithmic and paid search platforms to Microsoft and the migration of our paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis and are expected to continue through early 2012. The transition process is complex and requires the expenditure of significant time and resources by us. Algorithmic and paid search transitioned to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010, and we continue to transition algorithmic and paid search in other markets. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

If Microsoft fails to perform as required under the Search Agreement for any reason or suffers service level interruptions or other performance issues, or if advertisers or users are less satisfied than expected with the services provided or results obtained under the Search Agreement, we may not realize the anticipated benefits of the Search Agreement, we may lose advertisers, publishers and Affiliates and our search revenue or our profitability could decline.

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

We currently deploy our own technology to provide search results on our network, except in markets where we have transitioned to Microsoft’s platform. Even after we complete the transition to Microsoft’s platform in all markets, we will need to continue to invest and innovate to improve our users’ search experience.

We also generate revenue through other online services, such as Yahoo! Mail. If we are unable to provide innovative search and other services which generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

If we are unable to license or acquire compelling content and services at reasonable cost or if we do not develop or commission compelling content of our own, the number of users of our services may not grow as anticipated, or may decline, or users’ level of engagement with our services may decline, all or any of which could harm our operating results.

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We license from third parties much of the content and services on our online properties, such as news items, stock quotes, weather reports, music video, music radio, and maps. We believe that users will increasingly demand high-quality content and services, including music videos, film clips, news footage, and special productions. Such content and services may require us to make substantial payments to third parties from whom we license or acquire such content or services. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us, and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies distribute content or services that are similar to or the same as that provided by us, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

We rely on the value of our brands, and a failure to maintain or enhance the Yahoo! brands in a cost-effective manner could harm our operating results.

We believe that maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we anticipate continuing to spend and devote resources to, advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brands. Our brands may be negatively impacted by a number of factors, including among other issues: service outages; product malfunctions; data privacy and security issues; exploitation of our trademarks by others without permission; and poor presentation or integration of our search marketing offerings by Affiliates on their sites or in their software and services.

Further, while we attempt to ensure that the quality of our brands is maintained by our licensees, our licensees might take actions that could impair the value of our brands, our proprietary rights, or the reputation of our products and media properties. If we are unable to maintain or enhance customer awareness of, and trust in, our brands in a cost-effective manner, or if we incur excessive expenses in these efforts, our business, operating results and financial condition could be harmed.

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

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition, violation of federal or state statutes or other claims, including alleged violation of international statutory and common law. In addition, third parties have made, and may continue to make, infringement and related claims against us over the display of content or search results triggered by search terms that include trademark terms. Currently, we are engaged in lawsuits regarding such trademark issues.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights, or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using such rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, many of our agreements with our customers or Affiliates require us to indemnify them for some types of third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brands and negatively impact our operating results.

We are subject to a variety of new and existing U.S. and foreign government laws and regulations which could subject us to claims, judgments, monetary liabilities and other remedies, and limitations on our business practices.

We are subject to regulations and laws directly applicable to providers of Internet, mobile, and voice over Internet protocol, or VOIP, services both domestically and internationally. The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these laws or judicial interpretations are changed to narrow their protections, or if international jurisdictions refuse to apply similar provisions in foreign lawsuits, we will be subject to greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited. The Children’s Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal and state laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business. The cost of compliance with these and any other laws or regulations may increase in the future as a result of changes in the laws or regulations or the interpretation of them. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant liabilities.

Changes in regulations or user concerns regarding privacy and protection of user data, or any failure to comply with such laws, could adversely affect our business.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. Our privacy policies and practices concerning the collection, use, and disclosure of user data are posted on our and many of our Affiliates’ Websites. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or data-protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

If our security measures are breached, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of Yahoo!’s, users’ and customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, increased costs to defend litigation or damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

We may be subject to legal liability associated with providing online services.

We host a wide variety of services and technology products that enable individuals and businesses to exchange information, upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that the availability of certain content within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources and may require us to change our business in an adverse manner.

We arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content, such as stock quotes and trading information, under the Yahoo! brand or via distribution on Yahoo! Properties. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. While our agreements with respect to these products, services, and content often provide that we will be indemnified against such liabilities, the ability to receive such indemnification may be disputed, could result in substantial costs to enforce or defend, and depends on the financial resources of the other party to the agreement, and any amounts received might not be adequate to cover our liabilities or the costs associated with defense of such proceedings.

It is also possible that if the manner in which information is provided or any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies or privacy protections, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services (particularly in connection with any decision to discontinue a fee-based service). In addition, our customers, third parties or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications. Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability, and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

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

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the incurrence of additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected;

•	the potential for patent and trademark infringement claims against the acquired company;

•	litigation or other claims in connection with acquisitions or the acquired company;

•

the impairment or loss of relationships with customers and partners of the companies we acquired or in which we invested or with our customers and partners as a result of the integration of acquired operations;

•	the impairment of relationships with, or failure to retain, employees of acquired companies or our existing employees as a result of integration of new personnel;

•	our lack of, or limitations on our, control over the operations of our joint venture companies;

•

in the case of foreign acquisitions and investments, the difficulty of integrating operations and systems as a result of cultural, systems, and operational differences and the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and

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

We continue to evolve our business. As a result of acquisitions, and international expansion in recent years, more than half of our employees are now based outside of our Sunnyvale, California headquarters. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected.

As we expand our business, we must also expand and adapt our operational infrastructure. Our business relies on data systems, billing systems, and financial reporting and control systems, among others. All of these systems have become increasingly complex in the recent past due to the growing complexity of our business, due to acquisitions of new businesses with different systems, and due to increased regulation over controls and procedures. To manage our business in a cost-effective manner, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls. In some cases, we are outsourcing administrative functions to lower-cost providers. These upgrades, improvements and outsourcing changes will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In particular, sustained failures of our billing systems to accommodate increasing numbers of transactions, to accurately bill users and advertisers, or to accurately compensate Affiliates could adversely affect the viability of our business model.

Any failure to scale and adapt our existing technology architecture to manage expansion of user-facing services and to respond to rapid technological change could adversely affect our business.

As some of the most visited sites on the Internet, Yahoo! Properties deliver a significant number of products, services, page views, and advertising impressions to users around the world. The products and services offered by us are expected to continue to expand and change significantly and rapidly in the future to accommodate new technologies and Internet advertising solutions, and new means of content delivery.

In addition, widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures and platforms utilized for our services are highly complex and may not provide satisfactory support in the future, as usage increases and products and services expand, change, and become more complex. In the future, we may make additional changes to our, or move to completely new, architectures, platforms and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising platform participants to become dissatisfied with our service and move to competing providers or seek remedial actions or compensation.

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

We offer fee-based enhancements for many of our free services, including e-mail, personals, and finance. The development cycles for these technologies are long and generally require significant investment by us. We have invested and will continue to invest in new products and services. Some of these new products and services might not generate anticipated revenue or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenue for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenue from these services that are greater than the cost of providing such services, our operating results could be harmed.

If we are unable to recruit and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices and the offices of several of our vertical and horizontal competitors are located, as well as fluctuations in global economic and industry conditions, changes in our management or leadership, competitors’ hiring practices, and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

We rely on third-party providers of rich media formats to provide the technologies necessary to deliver rich media content and advertising to our users, and any change in the licensing terms, costs, availability, or user acceptance of these formats and technologies could adversely affect our business.

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

The number of individuals who access the Internet through devices other than a PC, such as mobile telephones, personal digital assistants, handheld computers, tablets, netbooks, televisions, and set-top box devices, has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on PCs. The different hardware and software, memory, operating systems, resolution, and other functionality associated with alternative devices currently available may make our PC services unusable or difficult to use on such devices. Similarly, the licenses we have negotiated to present third-party content to PC users may not extend to users of alternative devices. In those cases, we may need to enter into new or amended agreements with the content providers in order to present a similar user-experience on the new devices. The content providers may not be willing to enter into such new or amended agreements on reasonable terms or at all.

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

In addition to uncertainty about our ability to continue to generate revenue from our foreign operations and expand our international market position, there are risks inherent in doing business internationally, including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	seasonal volatility in business activity and local economic conditions;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	different or more stringent user protection, content, data protection, privacy and other laws; and

•	risks related to other government regulation or required compliance with local laws.

We are subject to both U.S. and foreign laws and regulations. Violations of these complex laws and regulations that apply to our international operations could result in damage awards, fines, criminal actions or sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results, and financial condition.

New technologies could block display advertisements or search advertisements, which could harm our operating results.

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

A large amount of information on the Internet is provided in proprietary document formats. These proprietary document formats may limit the effectiveness of search technology by preventing the technology from accessing the content of such documents. The providers of the software applications used to create these documents could engineer the document format to prevent or interfere with the process of indexing the document contents with search technology. This would mean that the document contents would not be included in search results even if the contents were directly relevant to a search. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If the search platform technology we employ is unable to index proprietary format Web documents as effectively as our competitors’ technology, usage of our search services might decline, which could cause our revenue to fall.

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

Prolonged delays or disruptions to our service could result in a loss of users, damage our brands and harm our operating results.

If we or our third-party service provider fail to prevent click fraud or choose to manage traffic quality in a way that advertisers find unsatisfactory, our profitability may decline.

A portion of our display and search revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service provider are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue. Moreover, advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation or government regulation of advertising. Advertisers may also be issued refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, or refunds or credits could negatively impact our profitability.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenue comes from international operations. Revenue generated and expenses incurred by our international subsidiaries are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for us. In the past there have been proposals to change U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. We cannot predict the form or timing of potential legislative changes, but any newly enacted tax law could have a material adverse impact on our tax expense and cash flow. We are subject to regular review and audit by both domestic and foreign tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the year ended December 31, 2010, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $13.11 to $18.97 per share and the closing sale price on February 18, 2011 was $17.66 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group Holding Limited (“Alibaba Group”); and news reports or rumors relating to us, trends in our markets, or general economic conditions.

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

We have adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001. As a result of our two-for-one stock split effective May 11, 2004, each share of common stock is now associated with one-half of one right. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of our Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of our outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of our common stock or of any company into which we are merged having a value of $500. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our rights plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition. The rights plan expires on March 1, 2011, and our Board of Directors does not currently intend to renew the plan.

In addition, our Board of Directors has the authority to issue up to 10 million shares of Preferred Stock (of which 2 million shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change in control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock. Further, some provisions of our charter documents, including provisions eliminating the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, may have the effect of delaying or preventing changes in control or changes in our management, which could have an adverse effect on the market price of our stock. In addition, our charter documents do not permit cumulative voting, which may make it more difficult for a third-party to gain control of our Board of Directors. Further, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, even if such combination is favored by a majority of stockholders, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change in control of us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is located in Sunnyvale, California and consists of owned and leased space aggregating approximately 1.4 million square feet. We also lease office space in Argentina, Australia, Belgium, Brazil, Canada, China, Egypt, France, Germany, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Jordan, Kuwait, Malaysia, Mexico, Morocco, New Zealand, Norway, the Philippines, Singapore, South Korea, Spain, Switzerland, Taiwan, the United Arab Emirates, the United Kingdom, and Vietnam. In the United States, we lease offices in various locations, including Atlanta, Boston, Champaign, Chicago, Dallas, Denver, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Omaha, Orlando, the San Diego Area, the San Francisco Bay Area, Brentwood and Franklin, Tennessee, and Washington, D.C. Our data centers are operated in locations in the United States, Europe, and Asia.

We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional sales offices.

Item 3.	Legal Proceedings

For a description of our material legal proceedings, see Note 12—“Commitments and Contingencies” in the Notes to the consolidated financial statements, which is incorporated herein by reference.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the NASDAQ Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	2009		2010
	High	Low	High	Low
First quarter	$14.14	$10.81	$17.30	$14.48
Second quarter	$16.99	$12.60	$19.12	$13.79
Third quarter	$17.94	$13.97	$15.60	$12.94
Fourth quarter	$18.02	$14.80	$17.60	$14.13

Stockholders

We had 10,828 stockholders of record as of February 18, 2011.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the near future.

Issuer Repurchases of Equity Securities

We did not repurchase any equity securities during the three months ended December 31, 2010.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Yahoo! Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five-year period ended December 31, 2010, the cumulative total stockholder return for Yahoo!’s common stock, the NASDAQ 100 Index, the Standard & Poor’s North American Technology-Internet Index, formerly the Goldman Sachs Internet Trading Index (the “SPGIINTR”), and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). Measurement points are the last trading day of each of Yahoo!’s fiscal years ended December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, and December 31, 2010. The graph assumes that $100 was invested on December 31, 2005 in the common stock of Yahoo!, the NASDAQ 100 Index, the SPGIINTR, and the S&P 500 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data and the consolidated balance sheets data for the years ended, and as of, December 31, 2006, 2007, 2008, 2009, and 2010 are derived from our audited consolidated financial statements.

Consolidated Statements of Income Data:

	Years Ended December 31,
	2006	2007	2008(1)	2009(2)	2010(3)
	(In thousands, except per share amounts)
Revenue	$6,425,679	$6,969,274	$7,208,502	$6,460,315	$6,324,651
Income from operations	$940,966	$695,413	$12,963	$386,692	$772,524
Net income attributable to Yahoo! Inc.	$731,568	$639,155	$418,921	$597,992	$1,231,663

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.53	$0.48	$0.31	$0.43	$0.91

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.51	$0.47	$0.29	$0.42	$0.90

Shares used in per share calculation—basic	1,388,741	1,338,987	1,369,476	1,397,652	1,354,118

Shares used in per share calculation—diluted	1,419,248	1,366,264	1,391,230	1,415,658	1,364,612

(1)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2008 included a non-cash gain of $401 million, net of tax, related to Alibaba Group’s initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), the business to business e-commerce subsidiary of Alibaba Group, and a non-cash loss of $30 million, net of tax, related to the impairment of our direct investment in Alibaba.com. In addition, in the year ended December 31, 2008, we recorded a goodwill impairment charge of $488 million related to our European reporting unit and net restructuring charges of $107 million related to our strategic workforce realignment and cost reduction initiatives, and a tax benefit for these two items of $42 million. In the aggregate, these items had a net negative impact of $182 million on net income attributable to Yahoo! Inc., or $0.13 per both basic and diluted share.

(2)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2009 included a pre-tax gain of $67 million in connection with the sale of our Gmarket shares and a gain on the sale of our direct investment in Alibaba.com of $98 million. In addition, in the year ended December 31, 2009, we recorded net restructuring charges of $127 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $18 million on net income attributable to Yahoo! Inc., or $0.01 per both basic and diluted share.

(3)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2010 included a pre-tax gain of $66 million in connection with the sale of Zimbra, Inc. and a pre-tax gain on the sale of HotJobs of $186 million. In addition, in the year ended December 31, 2010, we recorded net restructuring charges of $58 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $204 million on net income attributable to Yahoo! Inc., or $0.15 per both basic and diluted share. In addition, in the year ended December 31, 2010, we recorded $43 million pre-tax for the reimbursement of transition costs incurred in 2009 related to the Search Agreement. See Note 16—“Search Agreement with Microsoft Corporation” in the Notes to the consolidated financial statements for additional information. Our income tax provision was also reduced by the effect of certain tax benefits as discussed in Note 9—“Income Taxes” in the Notes to the consolidated financial statements.

Consolidated Balance Sheets Data:

	December 31,
	2006	2007(1)	2008(2)	2009	2010
	(In thousands)
Cash and cash equivalents	$1,569,871	$1,513,930	$2,292,296	$1,275,430	$1,526,427
Marketable debt securities	$1,967,414	$849,542	$1,229,677	$3,242,574	$2,102,255
Working capital	$2,276,148	$942,652	$3,040,483	$2,877,044	$2,719,676
Total assets	$11,512,673	$12,229,554	$13,689,848	$14,936,030	$14,928,104
Long-term liabilities	$843,790	$384,208	$715,872	$699,666	$705,822
Total Yahoo! Inc. stockholders’ equity	$9,186,833	$9,538,209	$11,250,942	$12,493,320	$12,558,129

(1)

As of December 31, 2007, our $750 million of outstanding zero coupon senior convertible notes were classified as short-term debt and are reflected in working capital. The zero coupon senior convertible notes were classified as long-term debt as of the end of 2006.

(2)

During the year ended December 31, 2008, our $750 million of outstanding zero coupon senior convertible notes were converted into 36.6 million shares of Yahoo! common stock. During the year ended December 31, 2008, we received a $350 million, one-time payment from AT&T Inc., of which $129 million was recorded in short-term deferred revenue and $221 million was recorded in long-term deferred revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue,” the negative of such terms, or other comparable terminology. This Annual Report on Form 10-K includes, among others, forward-looking statements regarding our:

•	expectations about revenue, including display, search, and other revenue;

•	expectations about growth in users;

•	expectations about cost of revenue and operating expenses;

•	expectations about the amount of unrecognized tax benefits and the adequacy of our existing tax reserves;

•	anticipated capital expenditures;

•	expectations about the implementation and the financial and operational impacts of our Search Agreement with Microsoft;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is a premier digital media company that delivers personalized digital content and experiences, across devices and around the globe, to vast audiences. We provide engaging and innovative canvases for advertisers to connect with their target audiences using our unique blend of Science + Art + Scale. Through our proprietary technology and insights, we deliver unique content and experiences for our audience and create powerful opportunities for our advertisers to connect with their target audiences, in context and at scale. To users, we provide online properties and services (“Yahoo! Properties”). To advertisers, we provide a range of marketing services designed to reach and connect with users of our Yahoo! Properties, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (our “Affiliates”) that have integrated our advertising offerings into their Websites or other offerings (those Websites and offerings, “Affiliate sites”). We believe that our marketing services enable advertisers to deliver highly relevant marketing messages to their target audiences.

Our offerings to users on Yahoo! Properties currently fall into three categories: Communications and Communities; Search and Marketplaces; and Media. The majority of what we offer is available in more than 25 languages and in more than 50 countries, regions, and territories. We have properties tailored to users in specific international markets including Yahoo! Homepage and social networking Websites such as Meme and Wretch. We manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

Search Agreement with Microsoft Corporation

On December 4, 2009, Yahoo! entered into the Search and Advertising Services and Sales Agreement (“Search Agreement”) with Microsoft, which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. Under the Search Agreement, Yahoo! will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The global transition to Microsoft as the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites are being done on a market by market basis and are expected to continue through early 2012. The transition occurred in the United States (“U.S.”) and Canada in the fourth quarter of 2010, and we continue to transition algorithmic and paid search in other markets. The Search Agreement terminates in February 2020, subject to earlier termination as provided in the Search Agreement.

Under the Search Agreement, Microsoft has agreed to reimburse us for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. From February 23, 2010 until the applicable services are fully transitioned to Microsoft, Microsoft will also reimburse us for the costs of running our algorithmic and paid search services subject to specified exclusions and limitations. These search operating cost reimbursements and certain employee retention costs are separate from and in addition to the $150 million of transition cost reimbursement payments.

Our results for the year ended December 31, 2010 reflect $268 million in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements will continue until we complete the transition to Microsoft’s platform in all markets. Search operating cost reimbursements are expected to decline as we fully transition all markets and the underlying expenses will no longer be incurred under our cost structure following completion of the transition and the amounts saved will be available for reinvestment.

Our results for the year ended December 31, 2010 also reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $81 million incurred by Yahoo! related to the Search Agreement in the year ended December 31, 2010. In addition, in the year ended December 31, 2010, we recorded $43 million for reimbursement of transition costs incurred in 2009, $17 million for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. The 2009 transition cost reimbursements were recorded in 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. As of December 31, 2010, we had incurred a total of $414 million of reimbursable expenses related to the Search Agreement. Of that amount, $350 million had been received from Microsoft, and $64 million was classified as part of prepaid expenses and other current assets on our consolidated balance sheets as of December 31, 2010. The $64 million of reimbursements were received during the first quarter of 2011.

During the first five years of the Search Agreement, in transitioned markets we are entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties and we are also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. In the transitioned markets, for search revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, we report as revenue the 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers.

As a result of the required change in revenue presentation and the revenue share with Microsoft, our revenue and traffic acquisition costs for the first quarter of 2011 are expected to be lower than these amounts would otherwise have been by approximately $207 million and $171 million, respectively.

See Note 16—“Search Agreement with Microsoft Corporation” in the Notes to the consolidated financial statements for additional information.

Revenue Sources

Display and Search Revenue. Display and search revenue is generated from several offerings including the display of graphical advertisements (“display advertising”) and the display of text-based links to advertisers’ Websites (“search advertising”).

We recognize revenue from display advertising on Yahoo! Properties and Affiliate sites as “impressions” are delivered. Impressions are delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year and in some cases, the terms may be up to three years. For display advertising on Affiliate sites, we pay Affiliates for the revenue generated from the display of these advertisements on the Affiliate sites or other offerings. Traffic acquisition costs (“TAC”) are payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo! Properties. The display revenue derived from these arrangements that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates as we are the primary obligor to the advertisers who are the customers of the display advertising service.

We recognize revenue from search advertising on Yahoo! Properties and Affiliate sites. Search advertising revenue is recognized based on “click-throughs”. A “click-through” occurs when a user clicks on an advertiser’s search result listing. Under the Search Agreement with Microsoft described above, in the transitioned markets, we report as revenue the 88 percent revenue share as we are not the primary obligor in the arrangement with the advertisers. See Note 16—“Search Agreement with Microsoft Corporation” for a description of our Search Agreement with Microsoft.

In the non-transitioned markets, we pay Affiliates TAC for the revenue generated from the search advertisements on the Affiliates’ Websites. The revenue derived from these arrangements is reported gross of the TAC paid to Affiliates, as we continue to be the primary obligor to the advertisers.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue, and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising such as Yahoo! Autos and other services. We recognize listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo! Properties, principally from Yahoo! Small Business, Yahoo! Travel, and Yahoo! Shopping. We recognize transaction revenue when there is evidence that qualifying transactions have occurred (for example, when travel arrangements are booked through Yahoo! Travel). Fees revenue consists of revenue generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, and premium mail, as well as services for small businesses. We recognize fees revenue when the services are performed.

2010 Highlights

	Years Ended December 31,		Dollar Change
Operating Highlights	2009	2010
	(In thousands)
Revenue	$6,460,315	$6,324,651	$(135,664)
Income from operations	$386,692	$772,524	$385,832

	Years Ended December 31,		Dollar Change
Cash Flow Highlights	2009	2010
	(In thousands)
Net cash provided by operating activities	$1,310,346	$1,240,190	$(70,156)
Net cash (used in) provided by investing activities	$(2,419,238)	$509,915	$2,929,153
Net cash provided by (used in) financing activities	$34,597	$(1,501,706)	$(1,536,303)

Our revenue decrease of 2 percent for the year ended December 31, 2010, compared to 2009, can be attributed primarily to a decline in our search advertising revenue offset by an increase in display advertising revenue. The increase in income from operations for the year ended December 31, 2010 reflects a decrease in operating expenses of $277 million compared to 2009. The decrease in operating expenses is primarily attributable to decreases in stock-based compensation expense, depreciation and amortization expenses, and restructuring charges, as well as the effects of the cost savings resulting from our arrangement with Microsoft, offset by increased marketing expenses.

Cash provided by operating activities is a measure of the cash productivity of our business model. Our operating activities in 2010 generated adequate cash to meet our operating needs. Cash provided by investing activities in the year ended December 31, 2010 included net proceeds from sales, maturities, and purchases of marketable debt securities of $1,097 million and proceeds from the sales of divested businesses of $325 million, offset by $157 million used for acquisitions, net of cash acquired, and net capital expenditures of $714 million. Cash used in financing activities included $1,749 million used in the direct repurchase of common stock and $49 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock, offset by $167 million in proceeds from employee option exercises and employee stock purchases.

In February 2010, we sold Zimbra, Inc. for net proceeds of $100 million and recorded a pre-tax gain of $66 million in connection with the sale. In August 2010, we sold HotJobs for net proceeds of $225 million and recorded a pre-tax gain of $186 million in connection with the sale.

Summary

In the following Management’s Discussion and Analysis, we provide information regarding to the following areas of our financial results:

•	Results of Operations;

•	Business Segment Results;

•	Transactions;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

Results of Operations

Revenue. Revenue by groups of similar services was as follows (dollars in thousands):

	Years Ended December 31,						2008-2009 % Change	2009-2010 % Change
	2008	(*)	2009	(*)	2010	(*)
Display	$2,042,870	28%	$1,866,984	29%	$2,154,886	34%	(9)%	15%
Search	3,753,719	52%	3,396,396	53%	3,161,589	50%	(10)%	(7)%
Other	1,411,913	20%	1,196,935	18%	1,008,176	16%	(15)%	(16)%

Total revenue	$7,208,502	100%	$6,460,315	100%	$6,324,651	100%	(10)%	(2)%

(*)	Percent of total revenue.

We currently generate revenue principally from display advertising on Yahoo! Properties and from search advertising on Yahoo! Properties and Affiliate sites.

To assist us in evaluating display advertising and search advertising, beginning in the fourth quarter of 2010 we began reporting the number of Web pages viewed by users (“Page Views”) separately for display and search. “Search Page Views” is defined as the number of Web pages viewed by users on Yahoo! Properties and Affiliate sites resulting from search queries and “revenue per Search Page View” is defined as search revenue divided by our Search Page Views. “Display Page Views” is defined as the total number of Page Views on Yahoo! Properties less the number of Search Page Views on Yahoo! Properties, and “revenue per Display Page View” is defined as display revenue divided by our Display Page Views. While we also receive display revenue for content match links (advertising in the form of contextually relevant links to advertisers’ Websites) on Yahoo! Properties and Affiliate sites and for display advertising on Affiliate sites, we do not include that revenue or those Page Views in our discussion or calculation of Display Page Views or revenue per Display Page View because the net revenue and related volume metrics associated with them are not currently material to display revenue.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views on Yahoo! Properties. Based on this process, from time to time, we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to Yahoo! Properties.

Display Revenue. Display revenue for the year ended December 31, 2010 increased by 15 percent, compared to 2009. Increased advertising spending in display and a shift towards higher-yielding display inventory have resulted in increased display revenue. Display revenue for the year ended December 31, 2009 decreased by 9 percent, compared to 2008. Although increased user activity levels on Yahoo! Properties contributed to a higher volume of Display Page Views during 2009, lower advertising spending due to the economic environment during the majority of 2009 resulted in decreased display revenue compared to 2008. During 2009, the effects of foreign currency exchange rate fluctuations also contributed to the decline in display revenue, compared to 2008.

For the year ended December 31, 2010, Display Page Views decreased 2 percent and revenue per Display Page View increased 20 percent, compared to 2009 due to the increase in revenue as discussed above. For the year ended December 31, 2009, Display Page Views increased 4 percent and revenue per Display Page View decreased 12 percent, compared to 2008. The decline in revenue per Display Page View in 2009 compared to 2008 was due to the decline in display revenue as discussed above.

We currently expect display revenue to increase for the first quarter of 2011, compared to the first quarter of 2010, as we continue to grow our display advertising business.

Search Revenue. Search revenue for the year ended December 31, 2010 decreased by 7 percent, compared to 2009. Search advertising revenue decreased primarily due to the required change in revenue presentation in the fourth quarter of 2010 to reflect the revenue share with Microsoft for transitioned markets and the impact of discontinuing our paid inclusion search product in the fourth quarter of 2009 as part of our advertising quality initiatives. The decreases were offset, in part, by the impact of foreign exchange fluctuations in the Asia Pacific segment and a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009.

Search revenue for the year ended December 31, 2009 decreased by 10 percent, compared to 2008. Although increased traffic contributed to a higher volume of search queries on both Yahoo! Properties and Affiliate sites during 2009, lower advertising spending due to the economic environment during the majority of 2009 and a shift towards lower yielding inventory and non-commercial search terms resulted in decreased search revenue.

For the year ended December 31, 2010, Search Page Views decreased 1 percent and revenue per Search Page View decreased 6 percent, compared to 2009. The decline in revenue per Search Page View in 2010 compared to 2009 was due to the decline in search revenue as discussed above. For the year ended December 31, 2009, Search Page Views increased 23 percent and revenue per Search Page View decreased 26 percent, compared to 2008. The decline in revenue per Search Page View in 2009 compared to 2008 was due to the decline in search revenue as discussed above.

We expect search revenue for the first quarter of 2011 to decrease compared to the first quarter of 2010. The decrease is primarily attributable to several factors associated with the transition of algorithmic and paid search results to Microsoft’s platform in the transitioned markets, including the required change in revenue presentation for transitioned markets from a gross to a net basis and the revenue share with Microsoft in transitioned markets.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue and fees revenue. Other revenue for the year ended December 31, 2010 decreased by 16 percent, compared to 2009. The decrease can be attributable to changes in certain of our broadband access partnerships, our shift from a fee-paying user structure to other fee structures, and to the divestiture of certain business lines during the year ended December 31, 2010. In addition, revenue from other premium services declined year-over-year as we continue to outsource various offerings.

Other revenue for the year ended December 31, 2009 decreased by 15 percent, compared to 2008. The decrease can be primarily attributed to changes in certain of our broadband access partnerships, our shift from a fee-paying user structure to other fee structures, as well as the outsourcing of various offerings. In addition, the sale of Kelkoo SAS during the year ended December 31, 2008 contributed to the decline in revenue year-over-year.

We expect other revenue to decline for the first quarter of 2011, compared to the first quarter of 2010. The divestitures and outsourcing of non-core businesses and offerings, as well as changes in certain of our broadband access partnerships from a fee-paying user structure to other fee structures such as fixed fee, are among the factors expected to contribute to the decrease in other revenue.

Costs and Expenses. Operating costs and expenses consist of cost of revenue, sales and marketing, product development, general and administrative, amortization of intangible assets, and restructuring charges, net. In addition, in 2008, we incurred a goodwill impairment charge. Cost of revenue consists of TAC, Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Years Ended December 31,						2008-2009		2009-2010
							Dollar Change	Percent Change	Dollar Change	Percent Change
	2008	(1)	2009	(1)	2010	(1)
Cost of revenue (2)	$3,023,362	42%	$2,871,746	44%	$2,627,545	42%	$(151,616)	(5)%	$(244,201)		(9)%
Sales and marketing	$1,563,313	22%	$1,245,350	19%	$1,264,491	20%	$(317,963)	(20)%	$19,141		2%
Product development	$1,221,787	17%	$1,210,168	19%	$1,082,176	17%	$(11,619)	(1)%	$(127,992)	(1	1)%
General and administrative	$705,136	10%	$580,352	9%	$488,332	8%	$(124,784)	(18)%	$(92,020)	(1	6)%
Amortization of intangibles(2)	$87,550	1%	$39,106	1%	$31,626	1%	$(48,444)	(55)%	$(7,480)	(1	9)%
Restructuring charges, net	$106,854	1%	$126,901	2%	$57,957	1%	$20,047	19%	$(68,944)	(5	4)%
Goodwill impairment charge	$487,537	7%	$—	—	$—	—	$(487,537)	N/M (3)	$—	—

(1)	Percent of total revenue.

(2)

For the years ended December 31, 2010, 2009, and 2008, cost of revenue included amortization expense of $96 million, $145 million, and $194 million, respectively, relating to acquired intellectual property rights and developed technology.

(3)	N/M = not meaningful.

Stock-based compensation expense was allocated as follows (in thousands):

	Years Ended December 31,
	2008	2009	2010
Cost of revenue	$13,813	$10,759	$3,275
Sales and marketing	182,826	141,537	71,154
Product development	178,091	205,971	106,665
General and administrative	63,113	79,820	42,384
Restructuring expense (reversals) accelerations, net	(30,236)	11,062	(4,211)

Total stock-based compensation expense	$407,607	$449,149	$219,267

See Note 1—“The Company and Summary of Significant Accounting Policies” and Note 11—“Employee Benefits” in the Notes to the consolidated financial statements, as well as our Critical Accounting Policies and Estimates, for additional information about stock-based compensation expense.

TAC. TAC consist of payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo! Properties. We enter into agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate, or variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

The changes in operating costs and expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(30,164)	$(86,046)	$(79,220)	$(41,403)	$1,780	$(9,148)	$(244,201)
Sales and marketing	2,815	(2,129)	(740)	—	(10,519)	29,714	19,141
Product development	(136,203)	12,516	6,509	—	(15,376)	4,562	(127,992)
General and administrative	(36,961)	(293)	(1,526)	—	7,628	(60,868)	(92,020)
Amortization of intangibles	—	—	(7,480)	—	—	—	(7,480)
Restructuring charges, net	—	—	—	—	—	(68,944)	(68,944)

Total	$(200,513)	$(75,952)	$(82,457)	$(41,403)	$(16,487)	$(104,684)	$(521,496)

The changes in operating costs and expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(12,822)	$(26,064)	$(34,517)	$(32,088)	$(2,226)	$(43,899)	$(151,616)
Sales and marketing	(202,630)	(827)	541	—	(19,441)	(95,606)	(317,963)
Product development	(14,735)	(188)	34,462	—	(6,367)	(24,791)	(11,619)
General and administrative	(50,767)	(110)	(3,228)	—	5,492	(76,171)	(124,784)
Amortization of intangibles	—	—	(48,444)	—	—	—	(48,444)
Restructuring charges, net	—	—	—	—	—	20,047	20,047
Goodwill impairment charge	—	—	—	—	—	(487,537)	(487,537)

Total	$(280,954)	$(27,189)	$(51,186)	$(32,088)	$(22,542)	$(707,957)	$(1,121,916)

Compensation Expense. Total compensation expense decreased approximately $201 million for the year ended December 31, 2010, compared to 2009. The decrease was primarily driven by a decrease in stock-based compensation expense due to recently granted stock-based compensation awards having a lower grant date fair value than stock-based compensation awards currently vesting. The decline in stock-based compensation was offset by increased salaries and wages from increased average headcount, primarily in the product development and sales and marketing functions. For the year ended December 31, 2010, we recorded reimbursements from Microsoft of $200 million, for employee costs, for which there were no similar reimbursements in 2009. For the year ended December 31, 2010, the net impact of the reimbursements by Microsoft for our cost of running search was a reduction in compensation expense of $117 million, compared to 2009. Total compensation expense decreased approximately $281 million for the year ended December 31, 2009, compared to 2008. The decrease was primarily due to decreases in our average total headcount across all functions, primarily in the sales and marketing function, as a result of our cost reduction initiatives.

Information Technology Expenses. Information technology expenses decreased $76 million for the year ended December 31, 2010, compared to 2009. The decline for the year ended December 31, 2010 was primarily due to reimbursements recorded from Microsoft of $95 million for information technology costs, for which there were no similar reimbursements in 2009. For the year ended December 31, 2010, the net impact of the reimbursements by Microsoft for our cost of running search was a reduction in information technology expense of $95 million compared to 2009. Information technology expenses decreased $27 million for the year ended December 31, 2009, compared to 2008. The decreases were due to decreased telecom usage as well as decreased equipment spending.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $82 million for the year ended December 31, 2010, compared to 2009. The decline was primarily due to decreased amortization expense for intangible assets associated with divested business lines as well as fully amortized intangible assets acquired in prior years. For the year ended December 31, 2010, we recorded reimbursements from Microsoft of $26 million for depreciation and amortization costs, for which there were no similar reimbursements in 2009. For the year ended December 31, 2010, the net impact of the reimbursements by Microsoft for our cost of running search was a reduction in depreciation and amortization expense of $26 million compared to 2009. Depreciation and amortization expenses decreased $51 million for the year ended December 31, 2009, compared to 2008. The decrease was due to decreased amortization expense for fully amortized intangible assets acquired in prior years slightly offset by increased investments in information technology assets and server equipment.

TAC. TAC decreased $41 million for the year ended December 31, 2010, compared to 2009. The decrease was primarily due to the change in the recording of TAC in the fourth quarter of 2010 due to the Search Agreement with Microsoft as we no longer incur TAC for transitioned markets. We now receive an 88 percent revenue share in the transitioned markets as Microsoft is the primary obligor to the advertisers. The decrease was offset by increases in TAC due to a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009 as well as increases in revenue from Affiliate sites. TAC decreased $32 million for the year ended December 31, 2009, compared to 2008. The decrease was primarily driven by the impact of foreign currency rate fluctuations, offset by changes in Affiliate mix and a small increase in average TAC rates.

Facilities and Other Expenses. Facilities and other expenses decreased $121 million for the year ended December 31, 2010, compared to 2009 mainly due to decreases in restructuring charges of $69 million, third-party service-provider expenses of $45 million, and decreases in legal settlements of $21 million, offset by increases in marketing expenses of $33 million. For the year ended December 31, 2010, we recorded total cost reimbursements from Microsoft of $93 million for other costs, for which there were no similar reimbursements in 2009. For the year ended December 31, 2010, the net impact of the reimbursements by Microsoft for our cost of running search and transition costs incurred in 2009 was a reduction in facilities and other expenses of $73 million compared to 2009. Third-party service-provider expenses decreased primarily due to lower advisory and consulting costs. Marketing-related expenses increased during the year ended December 31, 2010 compared to 2009 due to additional 2010 marketing campaigns including our global branding campaign.

Facilities and other expenses decreased $730 million for the year ended December 31, 2009, compared to 2008 mainly due to decreases of $488 million related to the goodwill impairment charge recorded in 2008 for which there was no comparable charge in 2009, decreases in third-party service-provider expenses of $117 million, decreases in content costs of $57 million, and decreases in employee travel and entertainment costs of $39 million. Decreases in third-party service-provider expenses were primarily due to higher advisor costs incurred in 2008 related to Microsoft’s proposal to acquire all or a part of Yahoo!, other strategic alternatives, including the Google agreement, the proxy contest, and related litigation defense, compared to advisory and employee retention costs incurred in 2009 in connection with the Microsoft search arrangement. The decreases in third-party service provider expenses were also due to a decrease in temporary headcount and consulting projects related to our cost initiatives in 2009. Content costs, included in costs of revenue and driven by our rich media offerings, decreased due to lower content costs for various properties as we transition out of and/or outsource certain business lines.

We currently expect our operating costs to decrease for the first quarter of 2011, compared to the same period of 2010, primarily due to lower workforce expenses driven by restructuring activities and higher marketing expenses in 2010 than 2011 as we continue our efforts to drive efficiencies and align our spending with our strategic priorities.

Restructuring Charges, Net. For the years ended December 31, 2008, 2009, and 2010, restructuring charges, net was comprised of the following (in thousands):

	Years Ended December 31,
	2008	2009	2010
Employee severance pay and related costs	$109,548	$48,696	$39,652
Non-cancelable lease, contract terminations, and other charges	19,617	59,285	19,737
Other non-cash charges	7,925	7,858	2,779

Sub-total before (reversals) accelerations of stock-based compensation expense	137,090	115,839	62,168
(Reversals) accelerations of stock-based compensation expense	(30,236)	11,062	(4,211)

Restructuring charges, net	$106,854	$126,901	$57,957

Q108 Restructuring Plan. During the first quarter of 2008, we implemented a strategic workforce realignment to more appropriately allocate resources to our key strategic initiatives. The strategic workforce realignment involved investing resources in some areas, reducing resources in others, and eliminating some areas of our business that did not support our strategic priorities. During the year ended December 31, 2008, we incurred total pre-tax charges of approximately $27 million in severance pay expenses and related cash expenses in connection with this workforce realignment, net of reversal for adjustments to original estimates totaling $2 million. The pre-tax cash charges were offset by a $12 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the net estimated total strategic workforce realignment pre-tax expense of approximately $15 million, $12 million was related to the Americas segment and $3 million was related to the EMEA segment. As of December 31, 2008, there was no remaining restructuring accrual related to the strategic workforce realignment.

Q408 Restructuring Plan. During the fourth quarter of 2008, we implemented additional cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. We began to consolidate and exit selected facilities beginning in the fourth quarter of 2008 and continued this process through the second quarter of 2010. We vacated and ceased use of the facilities identified under the plan. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. Present value computations use discount rates based on published Treasury risk-free interest rates, adjusted for our credit spread, which is consistent with observable credit spreads of companies with similar credit standing. The cost of exiting and terminating our facility leases was determined by referring to the contractual terms of the agreements, by evaluating the current real estate market conditions, and, where applicable, by referring to amounts in negotiation. Our ability to generate the estimated amounts of sublease income, as well as to terminate lease obligations at the estimated amounts, is dependent upon the commercial real estate market conditions in certain geographies at the time we negotiate the lease termination and sublease arrangements with third parties. These amounts represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The fair value measurement of the liability related to exited facilities involves the use of certain significant unobservable inputs and therefore fall within level 3 of the fair value hierarchy established by accounting guidance (described in Note 8—“Investments” in the Notes to the consolidated financial statements ). The remaining lease obligations will be settled over the remaining lease terms which expire through fiscal 2017 and will be adjusted for changes in estimates or the impact of sublease contracts.

During the year ended December 31, 2008, we incurred severance, facility, and other restructuring costs of $110 million related to the Q408 restructuring plan offset by $18 million related to stock-based compensation expense reversals for unvested stock awards, resulting in a net restructuring charge of $92 million under the Q408 restructuring plan. Of the $92 million in restructuring charges, net recorded in the year ended December 31, 2008 related to the Q408 restructuring plan, $68 million related to the Americas segment, $22 million related to the EMEA segment, and $2 million related to the Asia Pacific segment. During the year ended December 31, 2009, we incurred total pre-tax cash charges for severance, facility, and other restructuring costs of approximately $57 million related to the Q408 restructuring plan in connection with the continued implementation of these initiatives, net of reversal for adjustments to original estimates totaling $8 million. In addition to the pre-tax cash charges, we recorded a non-cash charge of approximately $8 million related to the write-off of leasehold improvements and furniture and fixtures for exited facilities. Of the $65 million in restructuring charges, net recorded in the year ended December 31, 2009 related to the Q408 restructuring plan, $63 million related to the Americas segment and $2 million related to the EMEA segment. During the year ended December 31, 2010, we incurred total pre-tax cash charges for severance, facility, and other restructuring costs of approximately $19 million related to the Q408 restructuring plan in connection with the continued implementation of these initiatives, net of reversal for adjustments to original estimates totaling $6 million. Of the $19 million in restructuring charges, net recorded in the year ended December 31, 2010 related to the Q408 restructuring plan, $18 million related to the Americas segment and $1 million related to the EMEA segment. As of December 31, 2010, the aggregate outstanding restructuring liability related to the Q408 restructuring plan was $50 million, most of which relates to non-cancelable lease costs that we expect to pay over the terms of the related obligations, which end by the second quarter of 2017.

Q209 Restructuring Plan. During the second quarter of 2009, we implemented new cost reduction initiatives to further reduce our worldwide workforce by approximately 5 percent. The restructuring plan involves reallocating resources to align with our strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of our business that do not support our strategic priorities. During the year ended December 31, 2009, we incurred total pre-tax cash charges of approximately $35 million in severance and other costs related to the Q209 restructuring plan. The pre-tax charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $27 million in restructuring charges, net recorded in the year ended December 31, 2009 related to the Q209 restructuring plan, $19 million related to the Americas segment, $7 million related to the EMEA segment, and $1 million related to the Asia Pacific segment. During the year ended December 31, 2010, we incurred insignificant charges related to the Q209 restructuring plan. As of December 31, 2010, there was no remaining restructuring accrual related to the Q209 restructuring plan.

Q409 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We exited the facility in the third quarter of 2010. During the year ended December 31, 2009, we incurred total pre-tax cash charges of approximately $16 million in severance and other costs related to this realignment. In connection with the strategic realignment efforts, a U.S. executive of one of our acquired businesses departed. We incurred $19 million of non-cash stock-based compensation expense for the acceleration of certain of the executive’s stock-based awards pursuant to the acquisition agreements. Of the $35 million in restructuring charges, recorded in the year ended December 31, 2009, $18 million related to the Americas segment, $16 million related to the EMEA segment, and $1 million related to the Asia Pacific segment. During the year ended December 31, 2010, we incurred total pre-tax cash charges of $2 million in severance, facility and other costs related to the Q409 restructuring charges, entirely related to the EMEA segment. As of December 31, 2010, the aggregate outstanding restructuring liability related to the Q409 restructuring charges was $4 million, which we expect to pay out by the second quarter of 2011.

Q410 Restructuring Plan. During the fourth quarter of 2010, we began implementation of a worldwide workforce reduction to align resources with our product strategy. We incurred total pre-tax cash charges of approximately $41 million in severance and other costs related to this workforce reduction in the fourth quarter of 2010. The pre-tax cash charges were offset by a $4 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. We expect the impact of this restructuring plan to reduce future annual operating costs by approximately $70 million to $80 million. Of the $37 million in net restructuring charges recorded in the fourth quarter of 2010, $21 million related to the Americas segment, $14 million related to the EMEA segment, and $2 million related to the Asia Pacific segment. As of December 31, 2010, the aggregate outstanding restructuring liability related to the Q410 restructuring plan was $33 million which we expect to substantially pay out by the end of the first quarter of 2012.

In addition to the charges described above, we currently expect to incur future charges of approximately $18 million to $26 million primarily related to non-cancelable operating costs and accretion related to exited facilities identified as part of the Q408 restructuring plan. Of the total future charges, $17 million to $23 million relate to the Americas segment, $1 million to $3 million relate to the EMEA segment, and no charges relate to the Asia Pacific segment. The future charges are expected to be recorded through 2017. See Note 15—“Restructuring charges, net” in the Notes to the consolidated financial statements for additional information.

Goodwill Impairment Charge. We conduct our annual goodwill impairment test as of October 31 each year. Goodwill is potentially impaired if the carrying value of the reporting unit that contains the goodwill exceeds its estimated fair value. As a result of this test in 2008, we previously concluded that the carrying value of our European reporting unit exceeded its fair value and recorded a goodwill impairment charge of approximately $488 million. At the time of this test in 2008, the fair values of our other reporting units exceeded their carrying values by a significant margin and therefore goodwill in those reporting units was not impaired. The goodwill impairment in our European reporting unit resulted from a combination of factors, including the global economic downturn, a persistent decline in business conditions, reductions in projected operating results, reductions in estimated future cash flows, and decreases in revenue and earnings multiples of comparable companies in the region. We had no goodwill impairment charges in the years ended December 31, 2009 and 2010.

Significant changes in the economic environment and our operating results may result in future impairment of our reporting units. See Note 5—“Goodwill” in the Notes to the consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (in thousands):

	Years Ended December 31,			2008-2009 Dollar Change	2009-2010 Dollar Change
	2008	2009	2010
Interest and investment income	$86,056	$22,116	$23,062	$(63,940)	$946
Gain on sale of Kelkoo SAS	25,149	—	—	(25,149)	—
Imputed interest on convertible debt	(9,088)	—	—	9,088	—
Gain on sales of marketable equity securities	—	164,851	—	164,851	(164,851)
Gain on sale of Zimbra, Inc.	—	—	66,130	—	66,130
Gain on sale of HotJobs	—	—	186,345	—	186,345
Other	(28,367)	561	22,332	28,928	21,771

Total other income, net	$73,750	$187,528	$297,869	$113,778	$110,341

Other income, net was $298 million for the year ended December 31, 2010, an increase of $110 million, compared to 2009. In February 2010, we sold Zimbra, Inc., for net proceeds of $100 million and recorded a pre-tax gain of $66 million. In August 2010, we sold HotJobs for net proceeds of $225 million and recorded a pre-tax gain of $186 million. Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, gains/losses from sales of marketable debt securities and/or investments in privately-held companies, and other non-operating items.

Other income, net was $188 million for the year ended December 31, 2009, an increase of $114 million, compared to 2008. Interest and investment income for the year ended December 31, 2009 decreased due to lower average interest rates compared to the same period in 2008. Average interest rates were less than 1 percent in 2009, compared to 2.8 percent in 2008. Gains on sales of marketable equity securities include gains from sales of publicly traded companies. In May 2009, we sold all of our Gmarket shares for net proceeds of $120 million and recorded a pre-tax gain of $67 million. In September 2009, we sold our direct investment in Alibaba.com for net proceeds of $145 million and recorded a pre-tax gain of $98 million. We had no imputed interest on our convertible debt in 2009, compared to a charge of $9 million in 2008. Other charges decreased by $29 million for the year ended December 31, 2009, compared to 2008, primarily due to foreign exchange re-measurement of assets and liabilities denominated in non-functional currencies.

Other income, net may fluctuate in future periods due to changes in our average investment balances, changes in interest and foreign exchange rates, realized gains and losses on investments, and impairments of investments.

Income Taxes. The provision for income taxes for the year ended December 31, 2010 differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and earnings in equity interests as follows (dollars in thousands):

	Years Ended December 31,
	2008(2)	(1)	2009	(1)	2010	(1)
Income tax at the U.S. federal statutory rate of 35 percent	$30,349	35%	$200,976	35%	$374,638	35%
State income taxes, net of federal benefit	(8,925)	(10)%	(4,549)	(1)%	54,268	5%
Change in valuation allowance	25,674	30%	13,521	2%	(1,315)	—
Stock-based compensation expense	44,938	52%	28,322	5%	4,404	—
Research tax credits	(13,954)	(16)%	(11,046)	(2)%	(10,345)	(1)%
Effect of non-U.S. operations	18,403	21%	20,126	4%	(17,344)	(2)%
Resolution with tax authorities	(5,245)	(6)%	—	—	(159,168)	(14)%
Tax gain in excess of book gain from sales of Zimbra, Inc. and HotJobs due to basis differences	—	—	—	—	23,184	2%
Nondeductible goodwill	170,644	197%	—	—	—	—
Tax restructuring	—	—	(25,583)	(4)%	(43,361)	(4)%
Other	(2,878)	(4)%	(2,446)	(1)%	(3,438)	—

Provision for income taxes	$259,006	299%	$219,321	38%	$221,523	21%

(1)	Percent of income before income taxes and earnings in equity interests.

(2)	Certain reclassifications have been made to prior year amounts in order to conform to the current year presentation.

The 2010 differences above are further explained as follows:

•	State taxes are higher in 2010 than in prior years due to a reduction of deferred tax assets associated with an effective tax rate reduction in California starting in 2011.

•

Stock-based compensation increases our effective tax rate to the extent that stock-based compensation expense recorded in our financial statements is non-deductible for tax purposes. This primarily occurs with regard to options granted outside the U.S. The 2010 effective tax rate increase is lower than in prior years due to recently granted stock-based compensation awards having a lower grant date fair value than stock-based compensation awards from prior years. That effect results in a lower non-deductible expense for financial statement purposes and a lower increase to our effective tax rate. Additionally, in 2010 there is a lower effective tax rate impact associated with non-deductible stock-based compensation awards related to prior year acquisitions to the extent such awards became vested or forfeited in 2010.

•

Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Operating losses in some non-U.S. jurisdictions cannot be used to offset profits and thus increase the overall effective tax rate. The impact of those losses in 2010 was lower than in prior years. Additionally, in 2010, we benefited from increased profit in lower tax jurisdictions, primarily in Asia.

•

In 2010 we had a favorable resolution of certain issues in an IRS examination of our 2005 and 2006 U.S. federal income tax returns resulting in a reduction of reserves for tax uncertainties and the availability of capital loss carryforwards to offset the tax on the gain from the sales of Zimbra, Inc. and HotJobs.

•

During 2010, in connection with tax restructuring activities, we reached a formal agreement with the IRS through a pre-filing agreement to treat certain intercompany bad debts as deductible business expenses on the 2009 federal income tax return.

Our gross amount of unrecognized tax benefits as of December 31, 2010 is $597 million, of which $420 million is recorded on the consolidated balance sheets. The agreements reached in 2010 with the IRS resulted in a reduction to our gross unrecognized tax benefits of $357 million. Of this $357 million reduction in unrecognized tax benefits, $202 million resulted in an effective tax rate benefit. The reduction to the gross unrecognized tax benefits has been partially offset by increases from current year tax positions. In total, the gross unrecognized tax benefits as of December 31, 2010 decreased by $296 million from the recorded balance as of December 31, 2009.

During the year ended December 31, 2010, the IRS completed its field examination of our 2005 and 2006 tax returns and issued notices of proposed adjustment. We reached an agreement with the IRS in connection with several of the adjustments and adjusted our reserves accordingly. There are other proposed adjustments, including an intercompany transfer pricing matter which could have a significant impact on our tax liability in future years if not resolved favorably. We have not agreed to these other proposed adjustments and are contesting them through the administrative process. In the third quarter of 2010, we completed a Fast Track Settlement process with the IRS related to certain capital losses that became available for use. During the fourth quarter of 2010, we reached a formal agreement with the IRS through a pre-filing agreement to treat certain bad debt expense as a deductible business expense on the 2009 federal income tax return. We have recognized a benefit in 2010 for both capital loss and bad debt expense as a result of our resolution with the IRS.

During the year ended December 31, 2010, the IRS commenced an examination of our 2007 and 2008 tax returns. We are also under audit by the California Franchise Tax Board for our 2005 and 2006 tax returns. We believe our existing reserves for all tax matters are adequate. We also filed with the IRS amended federal tax returns for our fiscal years 2000 to 2008, to elect foreign tax credits for foreign taxes paid versus the previous election to deduct foreign taxes from taxable income, reducing income taxes payable by $102 million. Our tax provisions for all years had been computed on the basis of foreign tax credits, and differences between book and tax treatment were charged to additional paid-in capital due to the interaction of stock option deductions and the foreign tax credit computations. Accordingly, the $102 million was recorded as a credit to additional paid-in capital with a corresponding reduction of $49 million in current year income taxes payable and a $53 million receivable from the IRS for taxes paid in prior years.

Earnings in Equity Interests. Earnings in equity interests for the year ended December 31, 2010 were approximately $396 million, compared to $250 million and $597 million for 2009 and 2008, respectively. Earnings in equity interests increased during the year ended December 31, 2010 compared to 2009 due primarily to Yahoo Japan’s improved financial performance and the impact of foreign currency exchange rate fluctuations. Earnings in equity interests for the year ended December 31, 2008 included a $401 million non-cash gain related to Alibaba Group’s IPO of Alibaba.com, net of tax. In connection with the IPO, we made a direct investment of 1 percent in Alibaba.com, which we sold during the third quarter of 2009 for net proceeds of $145 million. In 2008, we also recorded an impairment charge of $30 million, net of tax, within earnings in equity interests to reduce the carrying value of the Alibaba.com investment to fair value. See Note 4—“Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our consolidated financial statements. Noncontrolling interests were approximately $13 million in 2010, compared to $7 million and $6 million in 2009 and 2008, respectively. Noncontrolling interests recorded in 2010, 2009, and 2008, were mainly related to our Yahoo! 7 joint venture in Australia.

Business Segment Results

We manage our business geographically. Through the first quarter of 2010, the primary areas of measurement and decision-making were the U.S. and International. Beginning in the second quarter of 2010, our business management structure was redefined along three geographies: Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific. As a result, prior period presentations have been updated to conform to the segments currently being used by our management team to evaluate our operational performance.

In our Annual Report on Form 10-K for the year ended December 31, 2009, the segment profitability measure we reported was segment operating income before depreciation, amortization, and stock-based compensation expense. Our management team no longer uses this measure to evaluate the operational performance of our segments. Beginning in the first quarter of 2010, management began to rely on an internal reporting process that provided revenue and direct costs by segment and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments. Beginning in the fourth quarter of 2010, management began to rely on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments. As a result, prior period presentations have been updated to conform to the current profitability measures being used by our management team to evaluate the financial performance of our segments.

Summarized information by segment was as follows (dollars in thousands):

	Years Ended December 31,			2008-2009 % Change	2009-2010 % Change
	2008	2009	2010
Revenue by segment:
Americas	$5,319,617	$4,852,331	$4,425,457	(9)%	(9)%
EMEA	863,544	598,300	579,145	(31)%	(3)%
Asia Pacific	1,025,341	1,009,684	1,320,049	(2)%	31%

Total revenue	7,208,502	6,460,315	6,324,651	(10)%	(2)%

TAC by segment:
Americas	1,140,868	1,195,579	957,607	5%	(20)%
EMEA	278,324	207,844	210,261	(25)%	1%
Asia Pacific	390,722	374,403	568,554	(4)%	52%

Total TAC	1,809,914	1,777,826	1,736,422	(2)%	(2)%

Revenue ex-TAC by segment:
Americas	4,178,749	3,656,752	3,467,850	(12)%	(5)%
EMEA	585,220	390,456	368,884	(33)%	(6)%
Asia Pacific	634,619	635,281	751,495	0%	18%

Total revenue ex-TAC	5,398,588	4,682,489	4,588,229	(13)%	(2)%

Direct costs by segment(1):
Americas	918,229	620,690	568,017	(32)%	(8)%
EMEA	211,364	115,778	118,954	(45)%	3%
Asia Pacific	166,605	138,739	146,657	(17)%	6%
Global operating costs(2)(3)	2,267,160	2,116,747	2,044,246	(7)%	(3)%
Restructuring charges, net	106,854	126,901	57,957	19%	(54)%
Depreciation and amortization	790,033	738,855	656,396	(6)%	(11)%
Stock-based compensation expense	437,843	438,087	223,478	0%	(49)%
Goodwill impairment charge	487,537	—	—	N/M (4)	—

Income from operations	$12,963	$386,692	$772,524	N/M (4)	100%

(1)

Direct costs for each segment include cost of revenue (excluding TAC) and other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses. Beginning in the fourth quarter of 2010, we no longer include TAC in segment direct costs. For comparison purposes, prior period amounts have been revised to conform to the current presentation.

(2)

Global operating costs include product development, service engineering and operations, marketing, customer advocacy, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs for the year ended December 31, 2010.

(4)	N/M = Not meaningful.

Americas. Americas revenue ex-TAC for the year ended December 31, 2010 decreased $189 million, or 5 percent, compared to 2009. Our year-over-year decrease in revenue ex-TAC was a result of a decline in our search advertising business and our fee-based services, partially offset by an increase in our display advertising business. Search advertising revenue ex-TAC decreased due to the revenue share with Microsoft associated with the Search Agreement and the impact of discontinuing our paid inclusion search product in late 2009 as part of our advertising quality initiatives. These decreases were offset by an increase in display revenue ex-TAC driven by increased advertising spending and a shift towards higher-yielding display inventory by our customers. For the year ended December 31, 2010, direct costs attributable to the Americas segment decreased $53 million, or 8 percent, compared to 2009. The decrease is primarily due to lower costs for other costs of revenue including credit card costs and content costs.

Americas revenue ex-TAC for the year ended December 31, 2009 decreased $522 million, or 12 percent, compared to 2008. Our year-over-year decrease in revenue ex-TAC was a result of a decline in advertising revenue ex-TAC across the majority of Yahoo! Properties, particularly search advertising due to the economic environment through the majority of 2009. For the year ended December 31, 2009, direct costs attributable to the Americas segment decreased $298 million, or 32 percent, compared to 2008. The decline is primarily due to decreases in compensation costs due to a lower average headcount as a result of our cost reduction initiatives as well as decreases in marketing expenses.

Revenue ex-TAC in the Americas accounted for approximately 76 percent of total revenue ex-TAC for the year ended December 31, 2010, compared to 78 percent and 77 percent in 2009 and 2008, respectively.

EMEA. EMEA revenue ex-TAC for the year ended December 31, 2010 decreased $22 million, or 6 percent, compared to 2009. Our year-over-year decrease in revenue ex-TAC was a result of a decline in our search advertising business and our fee-based services, partially offset by an increase in our display advertising business. Search advertising revenue ex-TAC decreased primarily due to traffic quality initiatives. The decrease in fees revenue is primarily attributed to changes in certain broadband access partnerships. For the year ended December 31, 2010, direct costs attributable to the EMEA segment increased $3 million, or 3 percent, compared to 2009. The increase is primarily driven by an increase in content costs, offset by decreases in marketing expenses.

EMEA revenue ex-TAC for the year ended December 31, 2009 decreased $195 million, or 33 percent, compared to 2008. Our year-over-year decrease in revenue ex-TAC was a result of a decline in advertising revenue ex-TAC across the majority of Yahoo! Properties, particularly search advertising due to the economic environment through the majority of 2009 and the effects of foreign exchange rate fluctuations. For the year ended December 31, 2009, direct costs attributable to the EMEA segment decreased $96 million, or 45 percent, compared to 2008. The decline is primarily due to decreases in compensation costs due to a lower average headcount as a result of our cost reduction initiatives as well as decreases in marketing expenses.

Revenue ex-TAC in EMEA accounted for approximately 8 percent of total revenue ex-TAC for the year ended December 31, 2010, compared to 8 percent and 11 percent in 2009 and 2008, respectively.

Asia Pacific. Asia Pacific revenue ex-TAC for the year ended December 31, 2010 increased $116 million, or 18 percent, compared to 2009. The increase in Asia Pacific revenue ex-TAC were primarily driven by a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009 and the favorable effects of foreign currency exchange rate fluctuations. For the year ended December 31, 2010, direct costs attributable to the Asia Pacific segment increased $8 million, or 6 percent, compared to 2009. The increase is primarily due to compensation costs driven by higher average headcount as well as increased content costs.

Asia Pacific revenue ex-TAC for the year ended December 31, 2009 remained flat compared to 2008. Fees revenue increased year-over-year, but was offset by a decline in our search and display advertising businesses. The increase in fees revenue was due to increased business as a result of our acquisitions in the Asia Pacific region during the third quarter of 2008. For the year ended December 31, 2009, direct costs attributable to the Asia Pacific segment decreased $28 million, or 17 percent, compared to 2008. The decline is primarily due to decreases in our data center operation expenses and marketing expenses, offset by increases in compensation expenses driven by higher average headcount.

Revenue ex-TAC in Asia Pacific accounted for approximately 16 percent of total revenue ex-TAC for the year ended December 31, 2010, compared to 14 percent and 12 percent in 2009 and 2008, respectively.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the year ended December 31, 2009, revenue ex-TAC for the Americas segment for the year ended December 31, 2010 would have been lower than we reported by $11 million, revenue ex-TAC for the EMEA segment would have been higher than we reported by $9 million, and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $44 million. Using the foreign currency exchange rates from the year ended December 31, 2009, direct costs for the Americas segment for the year ended December 31, 2010 would have been lower than we reported by $3 million, direct costs for the EMEA segment would have been higher than we reported by $4 million, and direct costs for the Asia Pacific segment would have been lower than we reported by $10 million.

Transactions

Significant acquisitions, strategic investments, dispositions, and other transactions completed in the last three years include the following:

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

•

December 2009—Entered into the Search Agreement and a License Agreement with Microsoft which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites and for Yahoo! to be the exclusive worldwide relationship sales force for Yahoo!’s and Microsoft’s premium search advertisers;

•	February 2010—Sold Zimbra, Inc. for net proceeds of $100 million; and

•	August 2010—Sold HotJobs for net proceeds of $225 million.

See Note 3—“Acquisitions” and Note 4—“Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information relating to these and other transactions.

We expect to continue to evaluate possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which acquisitions and investments may require the use of cash.

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2010 (dollars in thousands):

	2008	2009	2010
Cash and cash equivalents	$2,292,296	$1,275,430	$1,526,427
Short-term marketable debt securities	1,159,691	2,015,655	1,357,661
Long-term marketable debt securities	69,986	1,226,919	744,594

Total cash, cash equivalents, and marketable debt securities	$3,521,973	$4,518,004	$3,628,682

Percentage of total assets	26%	30%	24%

Cash Flow Highlights	2008	2009	2010
Net cash provided by operating activities	$1,880,241	$1,310,346	$1,240,190
Net cash (used in) provided by investing activities	$(1,311,783)	$(2,419,238)	$509,915
Net cash provided by (used in) financing activities	$332,406	$34,597	$(1,501,706)

Our operating activities for each year in the three years ended December 31, 2010 have generated adequate cash to meet our operating needs. As of December 31, 2010, we had cash, cash equivalents, and marketable debt securities totaling $3.6 billion, compared to $4.5 billion as of December 31, 2009. The decrease is mainly due to share repurchases we made during 2010. During the year ended December 31, 2010, we repurchased 119 million shares for $1,749 million.

During the year ended December 31, 2010, we generated $1,240 million of cash from operating activities, net proceeds from sales and maturities of marketable debt securities of $1,097 million, proceeds from the sales of divested businesses of $325 million, and $167 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $714 million in capital expenditures, a net $157 million for acquisitions, $1,749 million used in the direct repurchase of common stock, and $49 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

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

We have accrued U.S. federal income taxes on the earnings of our foreign subsidiaries except to the extent the earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2010, approximately $2.6 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the U.S. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds to our U.S. operations.

We invest excess cash predominantly in marketable debt securities, money market funds, and time deposits that are liquid, highly rated, and the majority of which have effective maturities of less than one year. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices of the historical underlying security or from readily available pricing sources for the identical underlying securities that may not be actively traded as of the valuation date. As of

December 31, 2010, certain of our marketable debt securities had a fair value below cost due primarily to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment. We have no current requirement or intent to sell these securities. We expect to recover up to (or beyond) the initial cost of the investment.

We expect to continue to generate positive cash flow from operations for the first quarter of 2011. We use cash generated by operations as our primary source of liquidity because we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity, or debt securities, or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 8—“Investments” in the Notes to the consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, dividends received from equity investees, and non-operating gains from sales of investments, assets and other. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was slightly lower than net income in the year ended December 31, 2010 due to non-cash items included in net income and changes in working capital, including lower collections on accounts receivable, higher tax payments made, and Microsoft reimbursements not yet received as cash. As of December 31, 2010, we had incurred a total of $414 million of reimbursable expenses (including $43 million related to 2009) in connection with the Search Agreement. Of that amount, $350 million had been received from Microsoft, and $64 million was classified as part of prepaid expenses and other current assets on our consolidated balance sheets. Cash provided by operating activities was greater than net income in 2009 mainly due to the net impact of non-cash adjustments to income. In the year ended December 31, 2008, operating cash flows were positively impacted by changes in working capital balances, including a one-time payment from AT&T Inc.

Cash used in investing activities is primarily attributable to capital expenditures, purchases, sales and maturities of marketable debt securities, purchases of intangible assets, as well as acquisitions including our strategic investments. Our capital expenditures totaled $714 million in 2010, $434 million in 2009, and $675 million in 2008. Our capital expenditures have been primarily used for purchases and internal development of software to support our offerings and our increased number of users. We invested a net $157 million in acquisitions in 2010, compared to $195 million and $209 million in 2009 and 2008, respectively. Acquisitions and investments in 2009 included the cash outlay for our acquisition of Maktoob. Acquisitions and investments in 2008 included the cash outlay for our acquisition of Maven. In 2010, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $1,097 million. In 2009 and 2008, we utilized $2,027 million and $368 million, respectively, for net purchases of marketable debt securities. In 2010, we received net proceeds from the sales of divested businesses of $325 million for which there were no similar transactions in 2009 and 2008. In 2009, we also received proceeds of $265 million from the sales of marketable equity securities.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee option exercises and employee stock purchases were $167 million in 2010, compared to $113 million and $363 million in 2009 and 2008, respectively.

During the year ended December 31, 2010, we used $1,749 million in the direct repurchase of 119 million shares of common stock at an average price of $14.68 per share and $49 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the year ended December 31, 2009, we used $113 million in the direct repurchase of 7 million shares of common stock at an average price of $15.31 per share and $73 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the year ended December 31, 2008, we used $79 million in the direct repurchase of 3 million shares of common stock at an average price of $23.39 per share and $77 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

In 2010, 2009, and 2008, $131 million, $108 million, and $125 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. We have accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows. See Note 11—“Employee Benefits” in the Notes to the consolidated financial statements for additional information.

Stock repurchases

In October 2006, our Board of Directors authorized a stock repurchase program for us to repurchase up to $3 billion of our outstanding shares of common stock from time to time over the next five years from the date of authorization, dependent on market conditions, stock price, and other factors. We repurchase our common stock, from time to time, in part to reduce the dilutive effects of our stock options, awards, and employee stock purchase plan. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

On June 24, 2010, our Board of Directors approved a new stock repurchase program. Under the new program, which expires in June 2013, we are authorized to repurchase up to $3 billion of our outstanding shares of common stock from time to time. The repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

During the year ended December 31, 2010, 63 million shares were repurchased under the October 2006 program for a total of $973 million, which exhausted the repurchase authorization of the October 2006 program, and 56 million shares were repurchased under the June 2010 program for a total of $776 million, resulting in aggregate repurchases during the period of 119 million shares for a total of $1,749 million at an average price of $14.68 per share. As of December 31, 2010, the June 2010 program had remaining authorized purchase capacity of $2,224 million.

As of December 31, 2010, we have repurchased and retired 335 million shares, resulting in reductions of $0.3 million in common stock, $2.5 billion in additional paid-in capital, and $4.6 billion in retained earnings. Treasury stock is accounted for under the cost method.

Capital expenditures

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $714 million in 2010, compared to $434 million in 2009 and $675 million in 2008. Our capital expenditures in 2011 are expected to be lower compared to 2010 due in part to higher infrastructure costs in 2010 in connection with our initiatives to build out our owned and operated data centers.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2010 (in millions):

	Payments Due by Period
	Total	Due in 2011	Due in 2012-2013	Due in 2014-2015	Thereafter
Operating lease obligations(1)	$641	$165	$247	$159	$70
Capital lease obligation(2)	68	7	15	16	30
Affiliate commitments(3)	95	86	9	—	—
Non-cancelable obligations(4)	191	95	67	7	22
Uncertain tax positions, including interest and penalties(5)	420	112	—	—	308

Total contractual obligations	$1,415	$465	$338	$182	$430

(1)

We have entered into various non-cancelable operating lease agreements for our offices throughout the Americas, EMEA, and Asia Pacific regions with original lease periods up to 13 years, expiring between 2010 and 2019. See Note 12—“Commitments and Contingencies” in the Notes to the consolidated financial statements for additional information.

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

(5)

As of December 31, 2010, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $420 million, of which $112 million is classified as accrued expenses and other current liabilities and $308 million is classified as deferred and other long-term tax liabilities, net on our consolidated balance sheets. As of December 31, 2010, the settlement period for the $308 million long-term income tax liabilities cannot be determined; however, the liabilities are not expected to become due within the next twelve months.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $37 million through 2023.

Other Commitments and Off-Balance Sheet Arrangements. In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint venture and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of agreements or representations and warranties made by us, services to be provided by us, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to our conduct of the business and tax matters prior to the sale. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our condensed consolidated financial statements.

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of December 31, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board, and the Audit Committee has reviewed the disclosure below. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Revenue Recognition. Our revenue is generated from display, search, and other. Display revenue is generated from the display of graphical advertisements and search revenue is generated from the display of text-based links to an advertiser’s Website. Other revenue consists of listings-based services revenue, transaction revenue, and fees revenue. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we enter into certain sales transactions that involve multiple elements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) whether fees are fixed or determinable; (3) how the arrangement consideration should be allocated among potential multiple elements; (4) establishing selling prices for deliverables considering multiple factors; (5) when to recognize revenue on the deliverables; (6) whether all elements of the arrangement have been delivered; (7) whether the arrangement should be reported gross as a principal versus net as an agent; (8) whether we receive a separately identifiable benefit from the purchase arrangements with certain customers for which we can reasonably estimate fair value; and (9) whether the consideration received from a vendor should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

Income Taxes. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. See Note 9—“Income Taxes” in the Notes to the consolidated financial statements for additional information. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are in accordance with applicable tax laws. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate based on new information. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

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

We conducted our annual goodwill impairment test as of October 31, 2010 and determined that the fair values of our reporting units exceeded their carrying values and therefore goodwill in those reporting units was not impaired.

Significant management judgment is involved in determining these estimates and assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger future impairment.

Long-lived Assets. We amortize long-lived assets over their estimated useful lives. Identifiable long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted future cash flows resulting from use of the asset and its eventual disposition. Measurement of any impairment loss is based on the excess of the carrying value of the asset over its fair value. Fair value is determined based on the lowest level of identifiable estimated future cash flows using discount rates determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect estimated future cash flows relating to our long-lived assets which could trigger impairment. No impairments of long-lived assets were identified during any of the periods presented.

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

Therefore, expected volatility for the year ended December 31, 2010 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. In addition, because many of our stock-based awards have vesting schedules of two or three years cliff vests, a significant change in our actual or expected forfeiture experience will result in the adjustment of stock-based compensation which was recorded in prior years for all unvested awards. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. See Note 11—“Employee Benefits” in the Notes to the consolidated financial statements for additional information.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2010 and 2009, we had investments in short-term marketable debt securities of approximately $1.4 billion and $2.0 billion, respectively. Such investments had a weighted-average yield of less than 1.0 percent for both periods. As of December 31, 2010 and 2009, we had investments in long-term marketable debt securities of approximately $745 million and $1.2 billion, respectively. Such investments had a weighted average yield of approximately 1.0 percent for both periods. A hypothetical 100 basis point increase in interest rates would result in an approximate $14 million and $25 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2010 and 2009, respectively.

Foreign Currency Risk. Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses, and net income. Conversely, our revenue, operating expenses, and net income will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the year ended December 31, 2009, revenue for the Americas segment for the year ended December 31, 2010 would have been lower than we reported by $13 million, revenue for the EMEA segment would have been higher than we reported by $15 million, and revenue for the Asia Pacific segment would have been lower than we reported by $93 million. Using the foreign currency exchange rates from the year ended December 31, 2009, direct costs for the Americas segment for the year ended December 31, 2010 would have been lower than we reported by $3 million, direct costs for the EMEA segment would have been higher than we reported by $4 million, and direct costs for the Asia Pacific segment would have been lower than we reported by $10 million.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the years ended December 31, 2010, 2009, and 2008, we recorded realized and unrealized foreign currency transaction gains of $13 million and transaction losses of $1 million, and $25 million, respectively.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2010 and 2009, net unrealized gains and losses on these investments were not material.

We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale or investment in equity interests. These investments may be subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. Our investments in available-for-sale equity securities amounted to $1 million and $3 million as of December 31, 2010 and 2009, respectively. Our realized gains and losses from the sale of available-for-sale investments were not material in 2010. During the year ended December 31, 2009, we realized gains of $67 million related to the sale of our investment in Gmarket. During the year ended December 31, 2009, we sold our direct investment in Alibaba.com for net proceeds of $145 million and recorded a pre-tax gain of $98 million in other income, net.

Our objective in managing exposure to stock market fluctuations is to minimize the impact of stock market declines to earnings and cash flows. Using a hypothetical reduction of 10 percent in the stock price of these available-for-sale investments, the fair value of our equity investments would decrease by less than $1 million as of both December 31, 2010 and 2009.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2009 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 28, 2011

Yahoo! Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2008	2009	2010
	(In thousands, except per share amounts)
Revenue	$7,208,502	$6,460,315	$6,324,651
Cost of revenue	3,023,362	2,871,746	2,627,545

Gross profit	4,185,140	3,588,569	3,697,106

Operating expenses:
Sales and marketing	1,563,313	1,245,350	1,264,491
Product development	1,221,787	1,210,168	1,082,176
General and administrative	705,136	580,352	488,332
Amortization of intangibles	87,550	39,106	31,626
Restructuring charges, net	106,854	126,901	57,957
Goodwill impairment charge	487,537	—	—

Total operating expenses	4,172,177	3,201,877	2,924,582

Income from operations	12,963	386,692	772,524
Other income, net	73,750	187,528	297,869

Income before income taxes and earnings in equity interests	86,713	574,220	1,070,393
Provision for income taxes	(259,006)	(219,321)	(221,523)
Earnings in equity interests	596,979	250,390	395,758

Net income	424,686	605,289	1,244,628
Less: Net income attributable to noncontrolling interests	(5,765)	(7,297)	(12,965)

Net income attributable to Yahoo! Inc.	$418,921	$597,992	$1,231,663

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.31	$0.43	$0.91

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.29	$0.42	$0.90

Shares used in per share calculation—basic	1,369,476	1,397,652	1,354,118

Shares used in per share calculation—diluted	1,391,230	1,415,658	1,364,612

Stock-based compensation expense by function:
Cost of revenue	$13,813	$10,759	$3,275
Sales and marketing	182,826	141,537	71,154
Product development	178,091	205,971	106,665
General and administrative	63,113	79,820	42,384
Restructuring expense (reversals) accelerations, net	(30,236)	11,062	(4,211)

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,
	2009	2010
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,275,430	$1,526,427
Short-term marketable debt securities	2,015,655	1,357,661
Accounts receivable, net of allowance of $41,003 and $22,975 as of December 31, 2009 and 2010, respectively	1,003,362	1,028,900
Prepaid expenses and other current assets	300,325	432,560

Total current assets	4,594,772	4,345,548
Long-term marketable debt securities	1,226,919	744,594
Property and equipment, net	1,426,862	1,653,422
Goodwill	3,640,373	3,681,645
Intangible assets, net	355,883	255,870
Other long-term assets	194,933	235,136
Investments in equity interests	3,496,288	4,011,889

Total assets	$14,936,030	$14,928,104

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$136,769	$162,424
Accrued expenses and other current liabilities	1,169,815	1,208,792
Deferred revenue	411,144	254,656

Total current liabilities	1,717,728	1,625,872
Long-term deferred revenue	122,550	56,365
Capital lease and other long-term liabilities	83,021	142,799
Deferred and other long-term tax liabilities, net	494,095	506,658

Total liabilities	2,417,394	2,331,694
Commitments and contingencies (Note 12)	—	—
Yahoo! Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,413,718 shares issued and 1,406,075 shares outstanding as of December 31, 2009 and 1,308,836 shares issued and 1,308,836 shares outstanding as of December 31, 2010	1,410	1,306
Additional paid-in capital	10,640,367	10,109,913
Treasury stock at cost, 7,643 shares as of December 31, 2009 and zero shares as of December 31, 2010	(117,331)	—
Retained earnings	1,599,638	1,942,656
Accumulated other comprehensive income	369,236	504,254

Total Yahoo! Inc. stockholders’ equity	12,493,320	12,558,129
Noncontrolling interests	25,316	38,281

Total equity	12,518,636	12,596,410

Total liabilities and equity	$14,936,030	$14,928,104

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2009	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$424,686	$605,289	$1,244,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	508,812	554,546	555,216
Amortization of intangible assets	281,221	184,309	127,293
Stock-based compensation expense, net	407,607	449,149	219,267
Non-cash restructuring charges	7,925	7,301	2,813
Goodwill impairment charge	487,537	—	—
Tax benefits from stock-based awards	117,716	6,860	43,119
Excess tax benefits from stock-based awards	(125,114)	(108,487)	(131,061)
Deferred income taxes	(39,035)	(90,562)	112,582
Earnings in equity interests	(596,979)	(250,390)	(395,758)
Dividends received from equity investees	18,942	27,628	60,918
Gains from sales of investments, assets, and other, net	(10,347)	(160,634)	(222,347)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(62,082)	81,959	(31,419)
Prepaid expenses and other	(15,777)	21,585	(168,183)
Accounts payable	(23,840)	(19,684)	23,593
Accrued expenses and other liabilities	325,030	106,096	(74,505)
Deferred revenue	173,939	(104,619)	(125,966)

Net cash provided by operating activities	1,880,241	1,310,346	1,240,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(674,829)	(433,795)	(714,078)
Purchases of marketable debt securities	(2,317,004)	(5,048,462)	(2,502,652)
Proceeds from sales of marketable debt securities	285,753	136,538	1,525,330
Proceeds from maturities of marketable debt securities	1,663,569	2,884,926	2,074,592
Proceeds from sales of marketable equity securities	—	265,194	—
Acquisitions, net of cash acquired	(208,958)	(195,106)	(157,442)
Purchases of intangible assets	(71,310)	(32,185)	(21,443)
Proceeds from sales of divested businesses	—	—	325,000
Other investing activities, net	10,996	3,652	(19,392)

Net cash (used in) provided by investing activities	(1,311,783)	(2,419,238)	509,915

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	363,354	112,673	167,388
Repurchases of common stock	(79,236)	(113,444)	(1,749,311)
Excess tax benefits from stock-based awards	125,114	108,487	131,061
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(76,752)	(73,119)	(48,700)
Other financing activities, net	(74)	—	(2,144)

Net cash provided by (used in) financing activities	332,406	34,597	(1,501,706)

Effect of exchange rate changes on cash and cash equivalents	(122,498)	57,429	2,598
Net change in cash and cash equivalents	778,366	(1,016,866)	250,997
Cash and cash equivalents at beginning of year	1,513,930	2,292,296	1,275,430

Cash and cash equivalents at end of year	$2,292,296	$1,275,430	$1,526,427

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2008	2009	2010
	(In thousands)
Common stock
Balance, beginning of year	$1,527	$1,595	$1,410
Common stock issued (retired), net	68	(185)	(104)

Balance, end of year	1,595	1,410	1,306

Additional paid-in capital
Balance, beginning of year	10,032,252	11,643,635	10,640,367
Common stock and stock-based awards issued	363,322	112,654	167,368
Stock-based compensation expense	434,639	463,469	235,558
Tax benefits from stock-based awards	117,716	6,860	43,119
Tax withholdings related to net share settlements of restricted stock units	(49,276)	(68,344)	(48,600)
Debt conversions	749,516	—	—
Retirement of treasury stock	—	(1,516,895)	(977,970)
Other	(4,534)	(1,012)	50,071

Balance, end of year	11,643,635	10,640,367	10,109,913

Treasury stock
Balance, beginning of year	(5,160,772)	(5,267,484)	(117,331)
Repurchases of common stock	(79,236)	(113,444)	(1,749,311)
Tax withholdings related to net share settlements of restricted stock awards	(27,476)	(4,780)	(100)
Retirement of treasury stock	—	5,268,377	1,866,742

Balance, end of year	(5,267,484)	(117,331)	—

Retained earnings
Balance, beginning of year	4,333,999	4,752,920	1,599,638
Net income attributable to Yahoo! Inc.	418,921	597,992	1,231,663
Retirement of treasury stock	—	(3,751,274)	(888,645)

Balance, end of year	4,752,920	1,599,638	1,942,656

Accumulated other comprehensive income
Balance, beginning of year	331,202	120,276	369,236
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(20,017)	(1,936)	3,813
Foreign currency translation adjustment, net of tax	(190,909)	250,896	131,205

Balance, end of year	120,276	369,236	504,254

Total Yahoo! Inc. stockholders’ equity	$11,250,942	$12,493,320	$12,558,129

The accompanying notes are an integral part of these consolidated financial statements.

	Years Ended December 31,
	2008	2009	2010
	(In thousands)
Comprehensive income
Net income	$424,686	$605,289	$1,244,628
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities, net of taxes of $18,736, $10,276, and $(1,214) for 2008, 2009, and 2010, respectively	(21,195)	(9,652)	3,987
Reclassification adjustment for realized losses (gains) included in net income, net of taxes of $(785), $(10,060), and $116 for 2008, 2009, and 2010, respectively	1,178	7,716	(174)

Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(20,017)	(1,936)	3,813
Foreign currency translation adjustment, net of tax	(190,909)	250,896	131,205

Other comprehensive (loss) income	(210,926)	248,960	135,018

Comprehensive income	213,760	854,249	1,379,646
Less: Comprehensive income attributable to noncontrolling interests	(5,765)	(7,297)	(12,965)

Comprehensive income attributable to Yahoo! Inc.	$207,995	$846,952	$1,366,681

	Number of Outstanding Shares
	(In thousands)
Common stock
Balance, beginning of year	1,330,828	1,391,560	1,406,075
Common stock and restricted stock issued	28,609	22,227	21,946
Repurchases of common stock	(3,388)	(7,409)	(119,179)
Debt conversions	36,563	—	—
Tax withholdings related to net share settlements of restricted stock awards	(1,052)	(303)	(6)

Balance, end of year	1,391,560	1,406,075	1,308,836

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries, (“Yahoo!” or the “Company”) is a premier digital media company that delivers personalized digital content and experiences, across devices and around the globe, to vast audiences. Yahoo! provides engaging and innovative canvases for advertisers to connect with their target audiences using its unique blend of Science + Art + Scale. Through its proprietary technology and insights, Yahoo! delivers unique content and experiences for its audience and create powerful opportunities for its advertisers to connect with their target audiences, in context and at scale. To users, Yahoo! provides online properties and services (“Yahoo! Properties”). To advertisers, Yahoo! provides a range of marketing services designed to reach and connect with users of its Yahoo! Properties, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (“Affiliates”) that have integrated Yahoo!’s advertising offerings into their Websites or other offerings (those Websites and offerings, “Affiliate sites”).

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

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, the useful lives of long-lived assets including property and equipment and intangible assets, investment fair values, stock-based compensation, goodwill, income taxes, contingencies, and restructuring charges. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.

Revenue Recognition. In October 2009, FASB amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and will require arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) if VSOE is not available. The new standard provides additional flexibility to utilize an estimate of selling price (“ESP”) if neither VSOE nor TPE is available.

The Company elected to early adopt this accounting standard on January 1, 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. The adoption of this standard did not have a significant impact on the Company’s revenue recognition for multiple deliverable arrangements. Upon adoption, the selling prices for certain custom advertising solutions may use the best estimate of selling price as provided under the new standard. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, cash flows, or results of operations for the year ended December 31, 2010.

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the related fee is reasonably assured. The Company’s arrangements generally do not include a provision for cancellation, termination, or refunds that would significantly impact revenue recognition.

Revenue is generated from several offerings including the display of graphical advertisements (“display advertising”), the display of other text-based links to advertisers’ Websites (“search advertising”), and other sources.

The Company recognizes revenue from display advertising on Yahoo! Properties and Affiliate sites as “impressions” are delivered. Impressions are delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year and in some cases the terms may be up to three years. For display advertising on Affiliate sites, the Company pays Affiliates for the revenue generated from the display of these advertisements on the Affiliate sites. Traffic acquisition costs (“TAC”) are payments made to third-party entities that have integrated the Company’s advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo! Properties. The display revenue derived from these arrangements that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates as the Company is the primary obligor to the advertisers who are the customers of the display advertising service.

The Company began offering customized display advertising solutions to advertisers. These customized display advertising solutions combine the Company’s standard display advertising with customized content, customer insights, and campaign analysis. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence; therefore, the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

The Company recognizes revenue from search advertising on Yahoo! Properties and Affiliate sites. Search advertising revenue is recognized based on “click-throughs.” A “click-through” occurs when a user clicks on an advertiser’s search result listing. The Company has entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft, which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. In the transitioned markets, the Company reports as revenue the 88 percent share of revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, as the Company is not the primary obligor in the arrangement with the advertisers. See Note 16—“Search Agreement with Microsoft Corporation” for a description of the Search Agreement with Microsoft.

In the non-transitioned markets, the Company pays Affiliates for the revenue generated from the search advertisements on the Affiliates’ Websites. The revenue derived from these arrangements is reported gross of the payments to Affiliates, as the Company continues to be the primary obligor to the advertisers.

Other revenue includes listings-based services revenue, transaction revenue, and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising such as Yahoo! Autos and other services. The Company recognizes listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo! Properties, principally from Yahoo! Small Business, Yahoo! Travel, and Yahoo! Shopping. The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred (for example, when travel arrangements are booked through Yahoo! Travel). Fees revenue consists of revenue generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, and premium mail, as well as services for small businesses. The Company recognizes fees revenue when the services are performed.

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

Restructuring Charges. The Company has developed and implemented restructuring initiatives to improve efficiencies across the organization, reduce operating expenses, and better align its resources to market conditions. As a result of these plans, the Company has recorded restructuring charges comprised principally of employee severance and associated termination costs related to the reduction of its workforce, office closures, losses on subleases, and contract termination costs. Liabilities for costs associated with an exit or disposal activity are recognized when the liability is incurred, as opposed to when management commits to an exit plan. In addition, (i) liabilities associated with exit and disposal activities are measured at fair value; (ii) one-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract before the end of its term are recognized when the entity terminates the contract in accordance with the contract terms. In addition, a portion of the Company’s restructuring costs related to international employees whose termination benefits are recognized when the amount of such termination benefits becomes estimable and payment is probable.

These restructuring initiatives require management to make estimates in several areas including: (i) realizable values of assets made redundant, obsolete, or excessive; (ii) expenses for severance and other employee separation costs; and (iii) the ability to generate sublease income and to terminate lease obligations at the estimated amounts.

Allowance for Doubtful Accounts. The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect customers’ ability to pay to determine the level of allowance required.

TAC. TAC consists of payments made to third-party entities that have integrated the Company’s advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo! Properties. The Company enters into agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate or variable payments based on a percentage of the Company’s revenue or based on a certain metric, such as the number of searches or paid clicks. The Company expenses, as cost of revenue, TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers. Agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $190 million, $197 million, and $237 million for 2008, 2009, and 2010, respectively.

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

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. The Company estimates the expected life of options granted based on historical exercise patterns, which the Company believes are representative of future behavior. The Company estimates the volatility of its common stock on the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. The Company believes that implied volatility calculated based on actively traded options on its common stock is a better indicator of expected volatility and future stock price trends than historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of the Company’s stock-based awards that are granted and cancelled before vesting. If the Company’s actual forfeiture rate is materially different from the Company’s original estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 11—“Employee Benefits” for additional information.

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

Operating and Capital Leases. The Company leases office space and data centers under operating leases and certain data center equipment under a capital lease agreement with original lease periods up to 13 years. Assets acquired under capital leases are amortized over the shorter of the remaining lease term or its estimated useful life which is generally 10 to 15 years. Certain of the lease agreements contain rent holidays and rent escalation provisions. For purposes of recognizing these lease incentives on a straight-line basis over the term of the lease, the Company uses the date of initial possession to begin amortization. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the period of straight-line recognition. For the year ended December 31, 2008, the Company expensed $3 million of interest; for each of the years ended December 31, 2009 and December 31, 2010, the Company expensed $5 million of interest. As of December 31, 2009 and 2010, the Company had a net lease commitment included in capital lease and other long-term liabilities in the consolidated balance sheets of $43 million and $40 million, respectively.

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

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. Income taxes paid were $70 million, $114 million, and $232 million in the years ended December 31, 2008, 2009, and 2010, respectively. Interest paid was not material in any of the years presented. See Note 9—“Income Taxes” for additional information.

Comprehensive Income. Comprehensive income consists of two components, net income and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are recorded as an element of stockholders’ equity but are excluded from net income. The Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments and unrealized gains and losses on marketable debt and equity securities categorized as available-for-sale, as well as the Company’s share of its equity investees’ other comprehensive income.

Cash and Cash Equivalents, Short- and Long-Term Marketable Debt and Equity Securities. The Company invests its excess cash in money market funds, time deposits, and liquid debt instruments of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable debt securities and cash equivalents. All investments with an original maturity of three months or less are considered cash equivalents. Investments with maturities of less than 12 months from the balance sheet date are classified as current assets. Investments with maturities greater than 12 months from the balance sheet date are classified as long-term assets.

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell its debt securities as of December 31, 2010. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. When assessing other-than-temporary impairment of equity securities, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value, and whether its cash flow needs may require the Company to sell the investment. If appropriate, the Company records impairment charges equal to the amount that the carrying value of an equity security exceeds the estimated fair value of such security as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. During the year ended December 31, 2008, gross realized gains and losses on available-for-sale debt and equity securities were not material. During the year ended

December 31, 2009, the Company recognized a gain of $42 million, net of tax, in connection with the sale of its investment in Gmarket. During the year ended December 31, 2010, gross realized gains and losses on available-for-sale debt and equity securities were not material.

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, and accounts receivable. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. A large portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments in a variety of fixed income securities, including government, municipal and highly rated corporate debt obligations and money market funds. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2009 and 2010, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenue for 2008, 2009, or 2010.

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

Internal Use Software and Website Development Costs. The Company capitalized certain internal use software and Website development costs totaling approximately $149 million, $90 million, and $110 million during 2008, 2009, and 2010, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2008, 2009, and 2010, the amortization of capitalized costs totaled approximately $81 million, $128 million, and $108 million, respectively. Capitalized internal use software and Website development costs are included in property and equipment, net. Included in the capitalized amounts above are $22 million, $14 million, and $16 million, respectively, of stock-based compensation expense in the years ended December 31, 2008, 2009, and 2010.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying values, including goodwill. The Company’s reporting units are based on geography, either at the operating segment level or one level below operating segments. The fair values of the reporting units are estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. In addition, the fair values estimated under these two approaches are validated against each other to ensure consistency. Under the market approach, the Company utilizes publicly-traded comparable company information, specific to the regions in which the reporting units operate, to determine revenue and earnings multiples that are used to value the reporting units adjusted for an estimated control premium. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The cash flow projections for each reporting unit are based on a five-year forecast of cash flows, derived from the most recent annual financial forecast, and a terminal value based on the Perpetuity Growth Model. The sum of the fair values of the reporting units is reconciled to the Company’s market capitalization adjusted for an estimated control premium. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. The Company conducted its annual goodwill impairment test as of October 31, 2010 and determined that the fair values of its reporting units exceeded their carrying values and therefore goodwill in those reporting units was not impaired. See Note 5 —“Goodwill” for additional information.

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

Foreign Currency. The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and is often the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. In addition, the Company records translation gains (losses) related to its foreign equity method investments in accumulated other comprehensive income (loss). The Company records foreign currency transaction gains and losses, realized and unrealized in other income, net in the consolidated statements of income. The Company recorded $25 million and $1 million of net losses in 2008 and 2009, respectively, and $13 million of net gains in 2010.

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

For 2008, 2009, and 2010, potentially dilutive securities representing approximately 140 million, 122 million, and 80 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2009	2010
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$418,921	$597,992	$1,231,663
Less: Net income allocated to participating securities	(435)	(552)	(178)

Net income attributable to Yahoo! Inc. common stockholders—basic	$418,486	$597,440	$1,231,485

Denominator:
Weighted average common shares	1,369,476	1,397,652	1,354,118

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.31	$0.43	$0.91

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$418,921	$597,992	$1,231,663
Less: Net income allocated to participating securities	(265)	(54)	(94)
Less: Effect of dilutive securities issued by equity investees	(11,501)	(343)	(2,928)

Net income attributable to Yahoo! Inc. common stockholders—diluted	$407,155	$597,595	$1,228,641

Denominator:
Denominator for basic calculation	1,369,476	1,397,652	1,354,118
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	5,240	10,371	5,169
Stock options and employee stock purchase plan	16,514	7,635	5,325

Denominator for diluted calculation	1,391,230	1,415,658	1,364,612

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.29	$0.42	$0.90

Note 3    ACQUISITIONS

The following table summarizes significant acquisitions (including business combinations and asset acquisitions) completed during the three years ended December 31, 2010 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles
2008
Maven	$143	$87	$65
Other acquisitions	$97	$51	$51
2009
Maktoob	$164	$141	$19
Other acquisitions	$30	$16	$16
2010
All acquisitions	$159	$105	$50

Transactions completed in 2008

Maven. On February 11, 2008, the Company acquired Maven Networks, Inc. (“Maven”), a leading online video platform provider. The Company believed that Maven would assist the Company in expanding state-of-the-art consumer video and advertising experiences on Yahoo! and the Company’s network of video publishers across the Web. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Maven and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options and restricted stock units) in Maven. Maven stockholders were paid in cash and outstanding Maven options and restricted stock units were assumed. Assumed Maven options and restricted stock units are exercisable for, or will settle in, shares of Yahoo! common stock.

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

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $87 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is primarily included in the Americas segment.

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

The Company’s business combinations completed in 2008 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

Transactions completed in 2009

Maktoob. On November 11, 2009, the Company acquired Maktoob.com, Inc. (“Maktoob”), a leading online portal in the Middle East. The Company believed the acquisition of Maktoob would accelerate the Company’s growth in the Middle East through Maktoob’s existing strong position in the region and the ability to deliver users a compelling local experience by combining Maktoob’s experienced team with Yahoo!’s scalable technology and products. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from Maktoob and as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options) in Maktoob. Maktoob stockholders and vested optionholders were paid in cash, and outstanding Maktoob unvested options were assumed. Assumed options are exercisable for shares of Yahoo! common stock.

The total purchase price of $164 million consisted of cash consideration. In connection with the acquisition, the Company issued stock-based awards valued at $1 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to two years.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$830
Other tangible assets acquired	6,219
Amortizable intangible assets:
Customer contracts and related relationships	1,900
Developed technology and patents	13,100
Trade name, trademark, and domain name	4,400
Goodwill	140,958

Total assets acquired	167,407
Liabilities assumed	(2,970)

Total	$164,437

The amortizable intangible assets have useful lives not exceeding five years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $141 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the EMEA segment.

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

The Company’s business combinations completed in 2009 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

Transactions completed in 2010

All Acquisitions—Business Combinations. During the year ended December 31, 2010, the Company acquired four companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $159 million. The total cash consideration of $159 million less cash acquired of $2 million resulted in a net cash outlay of $157 million. Of the purchase price, $105 million was allocated to goodwill, $50 million to amortizable intangible assets, $27 million to tangible assets, $2 million to cash acquired, and $25 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed in 2010 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

Note 4    INVESTMENTS IN EQUITY INTERESTS

As of December 31, investments in equity interests consisted of the following (dollars in thousands):

	2009	2010	Percent Ownership of Common Stock
Alibaba Group	$2,167,007	$2,280,602	43%
Yahoo Japan	1,329,281	1,731,287	35%

Total	$3,496,288	$4,011,889

Equity Investment in Alibaba Group. On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba Group, which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China-based businesses, including 3721 Network Software Company Limited (“Yahoo! China”), and direct transaction costs of $8 million. Another investor in Alibaba Group is SOFTBANK. Alibaba Group is a privately-held company. Through its investment in Alibaba Group, the Company has combined its search capabilities with Alibaba Group’s leading online marketplace and online payment system and Alibaba Group’s strong local presence, expertise, and vision in the China market. These factors contributed to a purchase price in excess of the Company’s share of the fair value of Alibaba Group’s net tangible and intangible assets acquired resulting in goodwill.

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

The Company’s initial purchase price was based on acquiring a 40 percent equity interest in Alibaba Group on a fully diluted basis; however, the Company acquired a 46 percent interest based on outstanding shares. In allocating the initial excess of the carrying value of the investment in Alibaba Group over its proportionate share of the net assets of Alibaba Group, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent. As of December 31, 2009 and 2010, the Company’s ownership interest in Alibaba Group was approximately 44 percent and 43 percent, respectively.

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

As of December 31, 2010 the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,280,602
Proportionate share of Alibaba Group stockholders’ equity	1,652,344

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$628,258

(*)	The excess carrying value has been primarily assigned to goodwill.

The amortizable intangible assets included in the excess carrying value have useful lives not exceeding seven years and a weighted average useful life of approximately five years. No amount has been allocated to in-process research and development. Goodwill is not deductible for tax purposes.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Twelve Months Ended September 30,
	2008	2009	2010
Operating data:
Revenue	$456,808	$730,336	$1,298,229
Gross profit	$317,139	$534,974	$986,455
Loss from operations(1)	$(236,017)	$(39,460)	$(14,355)
Net income (loss)(2)	$1,909,009	$(19,932)	$42,463
Net income (loss) attributable to Alibaba Group(2)	$1,870,093	$(57,346)	$(10,743)

	September 30, 2009	September 30, 2010
Balance sheet data:
Current assets	$3,191,097	$4,399,571
Long-term assets	$2,308,099	$2,436,976
Current liabilities	$1,559,974	$2,660,043
Long-term liabilities	$24,082	$58,679
Non-voting participating redeemable securities	$1,733	$860
Noncontrolling interests	$223,783	$338,419

(1)

The loss from operations of $236 million and $14 million for the years ended September 30, 2008 and 2010, respectively, are primarily due to Alibaba Group’s impairment loss on goodwill and intangible assets for which the Company has no basis in its investment balance.

(2)	The net income of $1.9 billion for the twelve months ended September 30, 2008 is primarily due to Alibaba Group’s sale of an approximate 27 percent ownership in Alibaba.com from Alibaba.com’s IPO.

Since acquiring its interest in Alibaba Group, the Company has recorded, in retained earnings, cumulative earnings in equity interests of $308 million and $350 million, respectively as of December 31, 2009 and 2010.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the years ended December 31, 2009 and 2010, these transactions were not material.

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

Differences between U.S. GAAP and accounting principles generally accepted in Japan (“Japanese GAAP”), the standards by which Yahoo Japan’s financial statements are prepared, did not materially impact the amounts reflected in the Company’s consolidated financial statements. The Company makes adjustments to the earnings in equity interests line in the consolidated statements of income for any differences between U.S. GAAP and Japanese GAAP.

The fair value of the Company’s approximate 35 percent ownership in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $8 billion as of December 31, 2010.

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

As of December 31, 2009 and 2010, the Company’s ownership interest in Yahoo Japan was approximately 35 percent. Prior to and during 2001, Yahoo Japan acquired the Company’s equity interests in certain entities in Japan for total consideration of approximately $65 million, paid partially in shares of Yahoo Japan common stock and partially in cash. As a result of the acquisition, the Company increased its investment in Yahoo Japan, which resulted in approximately $41 million of goodwill. The carrying value of the Company’s investment in Yahoo Japan differs from the amount of the underlying equity in net assets of Yahoo Japan primarily as a result of the goodwill resulting from these transactions. Goodwill is not deductible for tax purposes.

During the years ended December 31, 2008, 2009 and 2010, the Company received cash dividends from Yahoo Japan in the amounts of $19 million, $26 million, and $61 million, net of tax, respectively, which were recorded as reductions in the Company’s investment in Yahoo Japan.

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

	Twelve Months Ended September 30,
	2008	2009	2010
Operating data:
Revenue	$2,697,518	$3,172,106	$3,563,989
Gross profit	$2,298,364	$2,652,513	$2,882,992
Income from operations	$1,217,895	$1,443,374	$1,679,221
Net income	$659,867	$813,759	$981,388
Net income attributable to Yahoo Japan	$653,132	$810,059	$975,715

	September 30,
	2009	2010
Balance sheet data:
Current assets	$1,599,624	$2,332,325
Long-term assets	$2,395,863	$2,679,566
Current liabilities	$997,722	$938,985
Long-term liabilities	$3,556	$30,132
Noncontrolling interests	$26,662	$28,774

Since acquiring its equity interest in Yahoo Japan, the Company has recorded cumulative earnings in equity interests, net of dividends received and related taxes, of $1.1 billion and $1.5 billion as of December 31, 2009 and 2010, respectively.

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $296 million, $303 million, and $308 million, respectively, for the years ended December 31, 2008, 2009, and 2010. As of December 31, 2009 and 2010, the Company had net receivable balances from Yahoo Japan of approximately $41 million and $40 million, respectively.

Note 5    GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2010 were as follows (in thousands):

	Americas(1)	EMEA(2)(4)	Asia Pacific(3)(5)	Total
Net balance as of January 1, 2009	$2,608,708	$452,682	$379,499	$3,440,889
Acquisitions	10,678	142,056	6,350	159,084
Foreign currency translation adjustments	6,729	23,697	9,974	40,400

Net balance as of December 31, 2009	$2,626,115	$618,435	$395,823	$3,640,373
Acquisitions and other(6)	44,386	(1,098)	(318)	42,970
Foreign currency translation adjustments	805	(32,277)	29,774	(1,698)

Net balance as of December 31, 2010	$2,671,306	$585,060	$425,279	$3,681,645

(1)	Gross goodwill balances for the Americas segment were $2.6 billion and $2.7 billion as of January 1, 2009 and December 31, 2010, respectively.

(2)	Gross goodwill balances for the EMEA segment were $0.9 billion and $1.1 billion as of January 1, 2009 and December 31, 2010, respectively.

(3)	Gross goodwill balances for the Asia Pacific (“APAC”) segment were $0.4 billion and $0.5 billion as of January 1, 2009 and December 31, 2010, respectively.

(4)	EMEA segment includes accumulated impairment losses of $488 million as of both January 1, 2009 and December 31, 2010.

(5)	APAC segment includes accumulated impairment losses of $64 million as of both January 1, 2009 and December 31, 2010.

(6)	Other includes reductions of $19 million and $41 million, respectively, of goodwill in the Americas segment related to the sales of Zimbra, Inc. and HotJobs.

Note 6    INTANGIBLE ASSETS, NET

The following table summarizes the Company’s carrying amount of intangible assets, net (in thousands):

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$141,484	$(58,252)	$83,232
Developed technology and patents	505,124	(265,839)	239,285
Trade names, trademarks, and domain names	78,528	(45,162)	33,366

Total intangible assets, net	$725,136	$(369,253)	$355,883

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$132,298	$(70,194)	$62,104
Developed technology and patents	393,036	(225,139)	167,897
Trade names, trademarks, and domain names	69,346	(43,477)	25,869

Total intangible assets, net	$594,680	$(338,810)	$255,870

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $15 million as of December 31, 2009 and $18 million as of December 31, 2010.

The intangible assets have original estimated useful lives as follows:

•	Customer, affiliate, and advertiser related relationships—three to eight years;

•	Developed technology and patents—less than one year to eight years; and

•	Trade names, trademarks, and domain names—one year to indefinite lived.

The Company recognized amortization expense of intangible assets of approximately $281 million, $184 million, and $127 million for 2008, 2009, and 2010, respectively, including $194 million, $145 million, and $96 million, respectively, included in cost of revenue. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2011: $104 million; 2012: $76 million; 2013: $36 million; 2014: $21 million; 2015: $3 million; and cumulatively thereafter: less than $1 million.

Note 7    CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other income, net

Other income, net for 2008, 2009, and 2010 were as follows (in thousands):

	Years Ended December 31,
	2008	2009	2010
Interest and investment income	$86,056	$22,116	$23,062
Gain on sale of Kelkoo SAS	25,149	—	—
Imputed interest on convertible debt	(9,088)	—	—
Gain on sales of marketable equity securities	—	164,851	—
Gain on sale of Zimbra, Inc.	—	—	66,130
Gain on sale of HotJobs	—	—	186,345
Other	(28,367)	561	22,332

Total other income, net	$73,750	$187,528	$297,869

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

During the year ended December 31, 2008, the Company completed the sale of Kelkoo SAS and recorded a pre-tax gain of approximately $25 million in other income, net. The transaction was accounted for as a sale of a business.

Imputed interest on convertible debt relates to the Company’s $750 million of zero coupon senior convertible notes (the “Notes”) issued in 2003 and converted into shares of Yahoo! common stock during the year ended December 31, 2008. Authoritative guidance from the FASB requires interest to be imputed on the Notes using the Company’s borrowing rate at the time of issuance, estimated to be 5 percent.

Gains on sales of marketable equity securities include gains from sales of publicly traded companies. In May 2009, the Company sold all of its Gmarket shares for net proceeds of $120 million and recorded a pre-tax gain of $67 million. In September 2009, the Company sold its direct investment in Alibaba.com for net proceeds of $145 million and recorded a pre-tax gain of $98 million.

In February 2010, the Company sold Zimbra, Inc. for net proceeds of $100 million and recorded a pre-tax gain of $66 million. In August 2010, the Company sold HotJobs for net proceeds of $225 million and recorded a pre-tax gain of $186 million.

Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, gains/losses from sales of marketable debt securities and/or investments in privately-held companies, and other non-operating items.

Prepaid expenses and other current assets

As of December 31, prepaid expenses and other current assets consisted of the following (in thousands):

	2009	2010
Prepaid expenses	$74,409	$61,964
Deferred income taxes (Note 9)	201,614	148,648
Other receivables non-trade	19,474	71,288
Other	4,828	150,660

Total prepaid expenses and other current assets	$300,325	$432,560

Property and equipment, net

As of December 31, property and equipment, net consisted of the following (in thousands):

	2009	2010
Land	$170,949	$208,481
Buildings	256,215	480,412
Leasehold improvements	304,421	236,576
Computers and equipment(1)	1,844,776	1,392,452
Furniture and fixtures	62,685	57,427
Assets not yet in use	142,899	175,830

	2,781,945	2,551,178
Less: accumulated depreciation and amortization(2)	(1,355,083)	(897,756)

Total property and equipment, net	$1,426,862	$1,653,422

(1)	Includes data center equipment acquired under a capital lease of approximately $43 million and $40 million, respectively, as of December 31, 2009 and 2010.

(2)	Includes $6 million and $9 million of accumulated depreciation related to the capital lease as of December 31, 2009 and 2010, respectively.

Other long-term assets

As of December 31, other long-term assets consisted of the following (in thousands):

	2009	2010
Deferred income taxes (Note 9)	$74,299	$42,960
Investments in privately-held companies	44,220	45,013
Investments in publicly-held companies	2,597	1,469
Other	73,817	145,694

Total other long-term assets	$194,933	$235,136

Accrued expenses and other current liabilities

As of December 31, accrued expenses and other current liabilities consisted of the following (in thousands):

	2009	2010
Accrued content, connection, traffic acquisition, and other costs	$356,462	$271,354
Deferred income taxes (Note 9)	2,622	1,923
Accrued compensation and related expenses	337,387	368,368
Accrued taxes payable	59,515	28,031
Accrued professional service expenses	56,684	66,803
Accrued sales and marketing related expenses	52,484	28,564
Accrued restructuring costs	45,936	58,125
Current liability for uncertain tax contingencies	53,858	111,997
Other	204,867	273,627

Total accrued expenses and other current liabilities	$1,169,815	$1,208,792

Deferred and other long-term tax liabilities, net

As of December 31, deferred and other long-term tax liabilities, net consisted of the following (in thousands):

	2009	2010
Deferred income taxes	$59,473	$199,011
Long-term liability for uncertain tax contingencies(*)	434,622	307,647

Total deferred and other long-term tax liabilities, net (Note 9)	$494,095	$506,658

(*)	Includes interest and penalties.

Accumulated other comprehensive income

As of December 31, the components of accumulated other comprehensive income were as follows (in thousands):

	2009	2010
Unrealized gains and losses on available-for-sale securities, net of tax	$4,921	$8,734
Foreign currency translation, net of tax	364,315	495,520

Accumulated other comprehensive income	$369,236	$504,254

Note 8    INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2009
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,781,674	$868	$(1,825)	$1,780,717
Municipal bonds	465,823	739	(3)	466,559
Corporate debt securities, commercial paper, and bank certificates of deposit	995,291	1,305	(1,298)	995,298
Corporate equity securities	2,597	—	—	2,597

Total investments in available-for-sale securities	$3,245,385	$2,912	$(3,126)	$3,245,171

	December 31, 2010
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,353,064	$1,513	$(514)	$1,354,063
Municipal bonds	6,609	8	—	6,617
Corporate debt securities, commercial paper, and bank certificates of deposit	740,043	1,608	(76)	741,575
Corporate equity securities	2,597	—	(1,128)	1,469

Total investments in available-for-sale securities	$2,102,313	$3,129	$(1,718)	$2,103,724

	December 31,
	2009	2010
Reported as:
Short-term marketable debt securities	$2,015,655	$1,357,661
Long-term marketable debt securities	1,226,919	744,594
Other assets	2,597	1,469

Total	$3,245,171	$2,103,724

Available-for-sale securities included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2009 and 2010 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,
	2009	2010
Due within one year	$2,015,655	$1,357,661
Due after one year through five years	1,226,919	744,594

Total available-for-sale marketable debt securities	$3,242,574	$2,102,255

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$886,657	$(1,825)	$—	$—	$886,657	$(1,825)
Municipal bonds	8,760	(3)	—	—	8,760	(3)
Corporate debt securities, commercial paper, and bank certificates of deposit	352,031	(1,298)	—	—	352,031	(1,298)

Total investments in available-for-sale securities	$1,247,448	$(3,126)	$—	$—	$1,247,448	$(3,126)

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$539,287	$(514)	$—	$—	$539,287	$(514)
Corporate debt securities, commercial paper, and bank certificates of deposit	153,209	(75)	6,006	(1)	159,215	(76)
Corporate equity securities	1,469	(1,128)	—	—	1,469	(1,128)

Total investments in available-for-sale securities	$693,965	$(1,717)	$6,006	$(1)	$699,971	$(1,718)

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of December 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$291,268	$—	$291,268
Available-for-sale securities:
Government and agency securities(1)	—	1,401,991	1,401,991
Municipal bonds(1)	—	26,269	26,269
Commercial paper and bank certificates of deposit(1)	—	218,485	218,485
Corporate debt securities(1)	—	576,378	576,378

Available-for-sale securities at fair value	$291,268	$2,223,123	$2,514,391
Corporate equity securities(2)	1,469	—	1,469

Total assets at fair value	$292,737	$2,223,123	$2,515,860

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

The amount of cash and cash equivalents as of December 31, 2010 includes $1.1 billion in cash deposited with commercial banks, of which $425 million are time deposits.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the year ended December 31, 2010, the Company did not make significant transfers between Level 1 and Level 2 assets. As of December 31, 2009 and December 31, 2010, the Company did not have any significant Level 3 financial assets.

Note 9    INCOME TAXES

The components of income before income taxes and earnings in equity interests are as follows (in thousands):

	Years Ended December 31,
	2008	2009	2010
United States	$448,175	$387,212	$872,042
Foreign(*)	(361,462)	187,008	198,351

Income before provision for income taxes and earnings in equity interests	$86,713	$574,220	$1,070,393

(*)	Includes a $488 million goodwill impairment charge in 2008.

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2008	2009	2010
Current:
United States federal	$228,209	$191,845	$26,342
State	16,603	51,662	39,258
Foreign	53,229	66,376	43,341

Total current provision for income taxes	298,041	309,883	108,941

Deferred:
United States federal	8,987	(32,385)	67,621
State	(35,064)	(58,660)	37,438
Foreign	(12,958)	483	7,523

Total deferred provision (benefit) for income taxes	(39,035)	(90,562)	112,582

Provision for income taxes	$259,006	$219,321	$221,523

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and earnings in equity interests as follows (in thousands):

	Years Ended December 31,
	2008	2009	2010
Income tax at the U.S. federal statutory rate of 35 percent	$30,349	$200,976	$374,638
State income taxes, net of federal benefit	(8,925)	(4,549)	54,268
Change in valuation allowance	25,674	13,521	(1,315)
Stock-based compensation expense	44,938	28,322	4,404
Research tax credits	(13,954)	(11,046)	(10,345)
Effect of non-U.S. operations	18,403	20,126	(17,344)
Resolution with tax authorities	(5,245)	—	(159,168)
Tax gain in excess of book gain from sales of Zimbra, Inc. and HotJobs due to basis differences	—	—	23,184
Nondeductible goodwill	170,644	—	—
Tax restructuring	—	(25,583)	(43,361)
Other	(2,878)	(2,446)	(3,438)

Provision for income taxes	$259,006	$219,321	$221,523

The 2010 differences above are further explained as follows:

•	State taxes are higher in 2010 than in prior years due to a reduction of deferred tax assets associated with an effective tax rate reduction in California starting in 2011.

•

Stock-based compensation increases the Company’s effective tax rate to the extent that stock-based compensation expense recorded in the Company’s financial statements is non-deductible for tax purposes. This primarily occurs with regard to options granted outside the U.S. The 2010 effective tax rate increase is lower than in prior years due to recently granted stock-based compensation awards having a lower grant date fair value than stock-based compensation awards from prior years. That effect results in a lower non-deductible expense for financial statement purposes and a lower increase to the Company’s effective tax rate. Additionally, in 2010 there is a lower effective tax rate impact associated with non-deductible stock-based compensation awards related to prior year acquisitions to the extent such awards became vested or forfeited in 2010.

•

The Company’s effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Operating losses in some non-U.S. jurisdictions cannot be used to offset profits and thus increase the overall effective tax rate. The impact of those losses in 2010 was lower than in prior years. Additionally, in 2010, the Company benefited from increased profit in lower tax jurisdictions, primarily in Asia.

•

In 2010, the Company had a favorable resolution of certain issues in an IRS examination of its 2005 and 2006 U.S. federal income tax returns resulting in a reduction of reserves for tax uncertainties and the availability of capital loss carryforwards to offset the tax on the gain from the sales of Zimbra, Inc. and HotJobs.

•

During 2010, in connection with tax restructuring activities, the Company reached a formal agreement with the IRS through a pre-filing agreement to treat certain intercompany bad debts as deductible business expenses on the 2009 federal income tax return.

The 2008 provision for income taxes reflects a $488 million goodwill impairment charge, the majority of which was non-deductible for tax purposes. In addition, the 2008 effective tax rate also included the cumulative tax benefit of a favorable state tax ruling granted in 2008 and retroactive to 2007.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2010
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$171,883	$152,138
Stock-based compensation expense	234,108	178,294
Non-deductible reserves and expenses	268,015	166,015
Intangible assets	14,336	9,283

Gross deferred income tax assets	688,342	505,730
Valuation allowance	(63,364)	(60,176)

Deferred income tax assets	$624,978	$445,554

Deferred income tax liabilities:
Unrealized investment gains	$4,404	$3,192
Purchased intangible assets	(9,684)	(11,050)
Investments in equity interests	(405,880)	(447,022)

Deferred income tax liabilities	$(411,160)	$(454,880)

Net deferred income tax assets (liabilities)	$213,818	$(9,326)

As of December 31, 2010, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $211 million and $26 million, respectively. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $115 million and $183 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2019. The state research tax credit carryforwards will not expire. Federal and state net operating loss and tax credit carryforwards that result from the exercise of employee stock options are not recorded on the Company’s consolidated balance sheets. Federal and state net operating loss and tax credit carryforwards that result from the exercise of employee stock options are accounted for as a credit to additional paid-in capital if and when realized through a reduction in income taxes payable.

The Company has a valuation allowance of approximately $60 million as of December 31, 2010 against certain deferred income tax assets that are not more likely than not to be realized in future periods. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2010 relates primarily to foreign net operating loss and credit carryforwards that will reduce the provision for income taxes if and when recognized.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2010, U.S. income taxes were not provided for on a cumulative total of $2.6 billion of undistributed earnings for certain foreign subsidiaries and a corporate joint venture. If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The total amount of gross unrecognized tax benefits was $597 million as of December 31, 2010, of which up to $437 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2009 and 2010 is as follows (in thousands):

	2009	2010
Unrecognized tax benefits balance at January 1	$798,057	$893,475
Gross increase for tax positions of prior years	18,027	44,978
Gross decrease for tax positions of prior years	(16,044)	(370,363)
Gross increase for tax positions of current year	102,855	48,570
Gross decrease for tax positions of current year	—	—
Settlements	(9,420)	(19,293)
Lapse of statute of limitations	—	(312)

Unrecognized tax benefits balance at December 31	$893,475	$597,055

The total unrecognized tax benefits as of December 31, 2009 and 2010 include approximately $420 million and $193 million, respectively, of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining balances are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2009	2010
Total unrecognized tax benefits balance	$893,475	$597,055
Amounts netted against related deferred tax assets	(419,782)	(193,275)

Unrecognized tax benefits recorded on consolidated balance sheets	$473,693	$403,780

Amounts classified as accrued expenses and other current liabilities	$53,858	$111,997
Amounts classified as deferred and other long-term tax liabilities, net	419,835	291,783

Unrecognized tax benefits recorded on consolidated balance sheets	$473,693	$403,780

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2009 and 2010, interest and penalties recorded in the consolidated statements of income were $3 million and $4 million, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2009 and 2010 were approximately $15 million and $16 million, respectively.

The Company’s gross amount of unrecognized tax benefits as of December 31, 2010 is $597 million, of which $420 million is recorded on the consolidated balance sheets. The agreements reached in 2010 with the IRS resulted in a reduction to the Company’s gross unrecognized tax benefits of $357 million. Of this $357 million reduction in unrecognized tax benefits, $202 million resulted in an effective tax rate benefit. The reduction to the gross unrecognized tax benefits has been partially offset by increases from current year tax positions. In total, the gross unrecognized tax benefits as of December 31, 2010 decreased by $296 million from the recorded balance as of December 31, 2009.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. states and foreign jurisdictions. The tax years 1995 to 2009 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

During the year ended December 31, 2010, the IRS completed its field examination of the Company’s 2005 and 2006 tax returns and issued notices of proposed adjustment. The Company reached an agreement with the IRS in connection with several of the adjustments and adjusted its reserves accordingly. There are other proposed adjustments, including an intercompany transfer pricing matter which could have a significant impact on its tax liability in future years if not resolved favorably. The Company has not agreed to these other proposed adjustments and is contesting them through the administrative process. In the third quarter of 2010, the Company completed a Fast Track Settlement process with the IRS related to certain capital losses that became available for use. In the fourth quarter of 2010, the Company reached a formal agreement through a pre-filing agreement with the IRS to treat certain bad debt expense as a deductible business expense on the 2009 federal income tax return. The Company has recognized a benefit in 2010 for both capital loss and bad debt expense as a result of the resolution with the IRS.

During the year ended December 31, 2010, the IRS commenced an examination of the Company’s 2007 and 2008 tax returns. The Company is also under audit by the California Franchise Tax Board for its 2005 and 2006 tax returns. The Company believes its existing reserves for all tax matters are adequate. The Company also filed with the IRS amended federal tax returns for its fiscal years 2000 to 2008, to elect foreign tax credits for foreign taxes paid versus the previous election to deduct foreign taxes from taxable income, reducing income taxes payable by $102 million. The Company’s tax provisions for all years had been computed on the basis of foreign tax credits, and differences between book and tax treatment were charged to additional paid-in capital due to the interaction of stock option deductions and the foreign tax credit computations. Accordingly, the $102 million was recorded as a credit to additional paid-in capital with a corresponding reduction of $49 million in current year income taxes payable and a $53 million receivable from the IRS for taxes paid in prior years.

The Company is in various stages of the examination and appeals process in connection with all of its tax audits worldwide and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Note 10    STOCKHOLDERS’ EQUITY

Stockholder Rights Plan. The Company adopted a stockholder rights plan and initially declared a dividend distribution of one right for each outstanding share of common stock to stockholders of record as of March 20, 2001. As a result of the Company’s two-for-one stock split effective May 11, 2004, each share of common stock is now associated with one-half of one right. Each right entitles the holder to purchase one unit consisting of one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock for $250 per unit. Under certain circumstances, if a person or group acquires 15 percent or more of the Company’s outstanding common stock, holders of the rights (other than the person or group triggering their exercise) will be able to purchase, in exchange for the $250 exercise price, shares of its common stock or of any company into which the Company is merged having a value of $500. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Company’s Board of Directors (the “Board”), the Company’s rights plan could make it more difficult for a third-party to acquire the Company (or a significant percentage of its outstanding capital stock) without first negotiating with the Board regarding that acquisition. The rights plan expires on March 1, 2011, and the Board does not currently intend to renew the plan.

In addition, the Board has the authority to issue up to 10 million shares of Preferred Stock (of which 2 million shares have been designated as Series A Junior Participating Preferred Stock) and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The stockholder rights plan was not adopted in response to any effort to acquire control of the Company. The Company repurchases its common stock from time to time in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan.

Stock Repurchases. In October 2006, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3 billion of its outstanding shares of common stock from time to time over the next five years from the date of authorization, dependent on market conditions, stock price, and other factors. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

On June 24, 2010, the Board approved a new stock repurchase program. Under the new program, which expires in June 2013, the Company is authorized to repurchase up to $3 billion of its outstanding shares of common stock from time to time. The repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Under the October 2006 program, in the year ended December 31, 2008, the Company repurchased 3 million shares of common stock directly at an average price of $23.39 per share, for total consideration of $79 million. Under the October 2006 program, in the year ended December 31, 2009, the Company repurchased 7 million shares of common stock directly at an average price of $15.31 per share, for total consideration of $113 million. During the year ended December 31, 2010, 63 million shares were repurchased under the October 2006 program for a total of $973 million, which exhausted the repurchase under the October 2006 program, and 56 million shares were repurchased under the June 2010 program for a total of $776 million, resulting in aggregate repurchases during the period of 119 million shares for a total of $1,749 million at an average price of $14.68 per share. As of December 31, 2010, the June 2010 program had remaining authorized purchase capacity of $2,224 million.

As of December 31, 2010, the Company has repurchased and retired 335 million shares, resulting in reductions of $0.3 million in common stock, $2.5 billion in additional paid-in capital, and $4.6 billion in retained earnings. Treasury stock is accounted for under the cost method.

Note 11    EMPLOYEE BENEFITS

Benefit Plans. The Company maintains a Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 50 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent. During 2008 and 2009, employee contributions were fully vested, whereas vesting in matching Company contributions occurred at a rate of 33 percent per year of employment. Beginning in 2010, both employee and employer contributions vest immediately upon contribution. During 2008, 2009, and 2010, the Company’s contributions to the 401(k) Plan amounted to approximately $21 million, $18 million, and $21 million, respectively. The Company also contributed approximately $26 million, $20 million, and $23 million to its other benefit plans outside of the U.S. for 2008, 2009, and 2010, respectively.

Stock Plans. The 1995 Stock Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The 1995 Stock Plan permits the granting of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, and dividend equivalents.

Options granted under the 1995 Stock Plan before May 19, 2005 generally expire 10 years after the grant date, and options granted after May 19, 2005 generally expire seven years after the grant date. Options generally become exercisable over a four-year period based on continued employment and vest either monthly, quarterly, semi-annually, or annually.

The 1995 Stock Plan permits the granting of restricted stock and restricted stock units (collectively referred to as “restricted stock awards”). The restricted stock award vesting criteria are generally the passing of time, meeting certain performance-based objectives, or a combination of both, and continued employment through the vesting period (which varies but does not exceed four years). Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense over the corresponding service period.

The 1995 Stock Plan provides for the issuance of a maximum of 754 million shares of which 123 million shares were still available for issuance as of December 31, 2010.

The Directors’ Plan provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to 9 million shares of the Company’s common stock, of which approximately 5 million were still available for issuance as of December 31, 2010. Each share of the Company’s common stock issued in settlement of restricted stock units granted under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plan’s share limit.

Options granted under the Directors’ Plan before May 25, 2006 generally become exercisable, based on continued service as a director, for initial grants to new directors, in equal monthly installments over four years, and for annual grants, with 25 percent of such options vesting on the one year anniversary of the date of grant and the remaining options vesting in equal monthly installments over the remaining 36-month period thereafter. Such options generally expire seven to 10 years after the grant date. Options granted on or after May 25, 2006 become exercisable, based on continued service as a director, in equal quarterly installments over one year. Such options generally expire seven years after the grant date.

Restricted stock units granted under the Directors’ Plan generally vest in equal quarterly installments over a one-year period following the date of grant and, once vested, are generally payable in an equal number of shares of the Company’s common stock on the earlier of the third anniversary of the grant date or the date the director ceases to be a member of the Board.

Non-employee directors are also permitted to elect an award of restricted stock units or a stock option under the Directors’ Plan in lieu of a cash payment of fees for serving as chairperson of a committee of the Board. Such stock options or restricted stock unit awards granted in lieu of cash for chairperson fees are fully vested on the grant date.

Employee Stock Purchase Plan. The Company’s 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) allows employees to purchase shares of the Company’s common stock through payroll deductions of up to 15 percent of their annual compensation subject to certain Internal Revenue Code limitations. The price of common stock purchased under the plan is equal to 85 percent of the lower of the fair market value of the common stock on the commencement date of each 24-month offering period or the specified purchase date.

The Employee Stock Purchase Plan provides for the issuance of a maximum of 75 million shares of common stock of which 31 million shares were available as of December 31, 2010. For the years ended December 31, 2008, 2009, and 2010, stock-based compensation expense related to the activity under the plan was $52 million, $55 million, and $26 million, respectively. As of December 31, 2010, there was $60 million of unamortized stock-based compensation cost related to the Employee Stock Purchase Plan which will be recognized over a weighted average period of 1.2 years.

The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans is summarized as follows (in thousands, except years and per share amounts):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	119,593	$25.74	3.78	$209,807
Options granted	11,138	$14.85
Options assumed	649	$2.27
Options exercised(1)	(7,629)	$9.36
Options cancelled/forfeited	(10,424)	$17.90
Options expired	(32,351)	$37.21

Outstanding at December 31, 2010	80,976	$22.02	3.87	$147,887

Vested and expected to vest at December 31, 2010(2)	77,203	$22.19	3.78	$138,988

Exercisable at December 31, 2010	52,671	$24.83	3.05	$82,158

(1)	The Company issued new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted in the years ended December 31, 2008, 2009, and 2010 was $7.66, $5.59, and $5.27 per share, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2010 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2010.

The total intrinsic value of options exercised in the years ended December 31, 2008, 2009, and 2010 was $233 million, $51 million, and $49 million, respectively.

As of December 31, 2010, there was $115 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.

Cash received from option exercises and purchases of shares under the Employee Stock Purchase Plan for the year ended December 31, 2010 was $167 million.

The total tax benefit attributable to stock options exercised in the year ended December 31, 2010 was $72 million.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plans(5)
	Years Ended December 31,			Years Ended December 31,
	2008	2009	2010	2008	2009	2010
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	2.6%	1.9%	1.6%	2.4%	2.7%	2.1%
Expected volatility(3)	47.4%	45.8%	34.7%	71.8%	63.2%	60.5%
Expected life (in years)(4)	3.97	4.00	4.06	1.15	1.04	0.55

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater.

(4)

The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. New grants issued by the Company had an expected life of 4 years in 2008 and 2009 and 4.5 years in 2010. Options assumed in acquisitions had expected lives of less than 4 years. The expected life of options granted under the Employee Stock Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted stock awards activity for the year ended December 31, 2010 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2009	26,189	$21.14
Granted	20,259	$15.65
Assumed	546	$15.55
Vested	(8,485)	$22.90
Forfeited	(7,114)	$16.88

Awarded and unvested at December 31, 2010	31,395	$17.99

As of December 31, 2010, there was $248 million of unamortized stock-based compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.6 years. The total fair value of restricted stock awards vested during the years ended December 31, 2008, 2009, and 2010 was $301 million, $375 million, and $195 million, respectively.

During the year ended December 31, 2010, 8.5 million shares subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 3.1 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $49 million for the year ended December 31, 2010 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

In the year ended December 31, 2008, the Company reversed an amount of $51 million of stock-based compensation expense related to unvested stock awards as a result of an increase in its estimated forfeiture rate assumption based on updated information on actual forfeitures.

In 2008, 2009, and 2010, $125 million, $108 million, and $131 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. The Company has accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows.

CEO Inducement Option and Make-up Equity. On January 30, 2009, Carol Bartz, the Company’s CEO, was granted a stock option covering 5.0 million shares of the Company’s common stock, with a per share exercise price of $11.73 (the closing price of the common stock on the grant date) and a maximum term of seven years (“Inducement Option”). Vesting of the Inducement Option is dependent on whether the average closing price for the Company’s common stock for 20 consecutive trading days prior to January 1, 2013 (or the price immediately preceding a change in control of the Company if it occurs pursuant to an agreement signed before that date) exceeds certain levels that range from 150 percent to 300 percent ($17.60 to $35.19) of Yahoo!’s closing stock price on the date of grant of the Inducement Option. As of December 31, 2010, no portion of the award has vested. Any shares acquired by Ms. Bartz upon exercise of the Inducement Option must be held until January 1, 2013, except in the event of her death or a change in control. The Company determined the grant-date fair value of the Inducement Option to be $27 million and the weighted average derived requisite service period of the award to be 1.2 years. The grant-date fair value of the Inducement Option was expensed over the weighted average derived requisite service period.

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

Note 12    COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods up to 13 years which expire between 2010 and 2019.

In 2008, the Company entered into an 11-year lease agreement for a data center in the western U.S. Of the total expected minimum lease commitment of $105 million, $21 million was classified as an operating lease for real estate and $84 million was classified as a capital lease for equipment. As of December 31, 2010, the Company had total expected and remaining minimum lease commitments of approximately $86 million over the lease term. The Company has the option to renew this lease for up to an additional 10 years.

During the second quarter of 2010, the Company acquired certain office space for a total of $72 million ($7 million in cash and the assumption of $65 million in debt). In the first quarter of 2010, the property was reclassified from an operating lease to a capital lease as a result of a commitment to purchase the property. Accordingly, in the second quarter the Company reduced the capital lease obligation for the $7 million cash outlay and reclassified the remaining $65 million as assumed debt in its consolidated balance sheets.

Rent expense for all operating leases was approximately $103 million, $90 million, and $81 million for 2008, 2009, and 2010, respectively.

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

Gross and net lease commitments as of December 31, 2010 can be summarized as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Years ending December 31,
2011	$165	$(8)	$157
2012	134	(8)	126
2013	113	(7)	106
2014	89	(8)	81
2015	70	(6)	64
Due after 5 years	70	(1)	69

Total gross and net lease commitments	$641	$(38)	$603

Capital Lease Commitment
Years ending December 31,
2011	$7
2012	7
2013	8
2014	8
2015	8
Due after 5 years	30

Gross lease commitment	$68

Less: interest	(28)

Net lease commitment included in capital lease and other long-term liabilities	$40

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of December 31, 2010, these commitments totaled $95 million, of which $86 million will be payable in 2011, $6 million will be payable in 2012, and $3 million will be payable in 2013.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of December 31, 2010, these commitments totaled $191 million, of which $95 million will be payable in 2011, $42 million will be payable in 2012, $25 million will be payable in 2013, $4 million will be payable in 2014, $3 million will be payable in 2015, and $22 million will be payable thereafter.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $37 million through 2023.

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

As of December 31, 2010, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

See Note 16—“Search Agreement with Microsoft Corporation” for a description of the Company’s Search and Advertising Services and Sales Agreement and License Agreement with Microsoft.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated. On October 5, 2009, the court granted class certification and granted final approval of a stipulated global settlement and plan of allocation. On October 6, 2010, various individuals objecting to the settlement filed opening appeal briefs with the U.S. Court of Appeals for the Second Circuit, and in early February 2011 Yahoo! and other appellees filed reply briefs in support of the settlement.

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a shareholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. The court sustained Yahoo!’s demurrer, which challenged the sufficiency of the claim. Plaintiff filed an amended complaint on June 21, 2010. On January 28, 2011, the court granted Yahoo!’s demurrer to the amended complaint with leave to amend.

Plaintiff Congregation Beth Aaron voluntarily dismissed an action filed in Santa Clara County Superior Court and, on December 3, 2008, re-filed in the U.S. District Court for the Northern District of California alleging claims for breach of fiduciary duty and corporate waste in connection with Yahoo!’s consideration of proposals by Microsoft to purchase all or a part of Yahoo! in 2008, adoption of severance plans, and the June 12, 2008 agreement between Google Inc. and Yahoo!. Plaintiff filed an amended complaint on February 20, 2009. The complaint also alleged claims under Section 14(a) of the Exchange Act for alleged false statements or omissions in Yahoo!’s June 9, 2008 proxy statement regarding the severance plans and for control person liability under Section 20(a) of the Exchange Act, and also alleged that the defendants’ decision to settle similar Microsoft-related Delaware lawsuits constituted an independent breach of fiduciary duty. The complaint sought unspecified compensatory damages, injunctive relief, and an award of plaintiffs’ attorneys’ fees and costs. On October 21, 2010, the U.S. Court of Appeals for the Ninth Circuit affirmed the lower court’s dismissal of all of Congregation Beth Aaron’s claims. The dismissal is final as no further appeal was taken.

Based on current knowledge, the Company does not believe that the aggregate amount of liability that is reasonably possible with respect to the foregoing legal proceedings or claims would have a material adverse effect on its financial position, results of operations, or cash flows. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers, in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial expenses in defending against these claims.

Note 13    SEGMENTS

The Company manages its business geographically. Through the first quarter of 2010, the primary areas of measurement and decision-making were the U.S. and International. Beginning in the second quarter of 2010, the business management structure of the Company was redefined along three geographies: Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. As a result, prior period presentations have been updated to conform to the segments currently being used by the Company’s management team to evaluate the operational performance of the Company.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the segment profitability measure reported by the Company was segment operating income before depreciation, amortization, and stock-based compensation expense. Management no longer uses this measure to evaluate the operational performance of the Company’s segments. Beginning in the first quarter of 2010, management began to rely on an internal reporting process that provided revenue and direct costs by segment and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments. Beginning in the fourth quarter of 2010, management began to rely on an internal reporting process that provides revenue ex-TAC, which is defined as revenues less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments. As a result, prior period presentations have been updated to conform to the current profitability measures being used by the Company’s management team to evaluate the financial performance of the Company’s segments.

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2008	2009	2010
Revenue by segment:
Americas	$5,319,617	$4,852,331	$4,425,457
EMEA	863,544	598,300	579,145
Asia Pacific	1,025,341	1,009,684	1,320,049

Total revenue	7,208,502	6,460,315	6,324,651

TAC by segment:
Americas	1,140,868	1,195,579	957,607
EMEA	278,324	207,844	210,261
Asia Pacific	390,722	374,403	568,554

Total TAC	1,809,914	1,777,826	1,736,422

Revenue ex-TAC by segment:
Americas	4,178,749	3,656,752	3,467,850
EMEA	585,220	390,456	368,884
Asia Pacific	634,619	635,281	751,495

Total revenue ex-TAC	5,398,588	4,682,489	4,588,229

Direct costs by segment(1):
Americas	918,229	620,690	568,017
EMEA	211,364	115,778	118,954
Asia Pacific	166,605	138,739	146,657
Global operating costs(2)(3)	2,267,160	2,116,747	2,044,246
Restructuring charges, net	106,854	126,901	57,957
Depreciation and amortization	790,033	738,855	656,396
Stock-based compensation expense	437,843	438,087	223,478
Goodwill impairment charge	487,537	—	—

Income from operations	$12,963	$386,692	$772,524

(1)

Direct costs for each segment include cost of revenue (excluding TAC) and other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses. Beginning in the fourth quarter of 2010, the Company no longer includes TAC in segment direct costs. For comparison purposes, prior period amounts have been revised to conform to the current presentation.

(2)

Global operating costs include product development, service engineering and operations, marketing, customer advocacy, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment.

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs for the year ended December 31, 2010.

	Years Ended December 31,
	2008	2009	2010
Capital expenditures, net:
Americas	$592,278	$379,287	$563,129
EMEA	34,086	21,030	58,533
Asia Pacific	48,465	33,478	92,416

Total capital expenditures, net	$674,829	$433,795	$714,078

	December 31,
	2009	2010
Property and equipment, net:
Americas	$1,314,712	$1,475,021
EMEA	40,312	63,820
Asia Pacific	71,838	114,581

Total property and equipment, net	$1,426,862	$1,653,422

See also Note 5—“Goodwill” and Note 15—“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Years Ended December 31,
	2008	2009	2010
Display	$2,042,870	$1,866,984	$2,154,886
Search	3,753,719	3,396,396	3,161,589
Other	1,411,913	1,196,935	1,008,176

Total revenue	$7,208,502	$6,460,315	$6,324,651

	Years Ended December 31,
	2008	2009	2010
Revenue:
U.S.	$5,182,308	$4,714,436	$4,259,157
International	2,026,194	1,745,879	2,065,494

Total revenue	$7,208,502	$6,460,315	$6,324,651

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue in 2008, 2009, and 2010, respectively.

	December 31,
	2009	2010
Property and equipment, net:
U.S.	$1,310,677	$1,471,536
International	116,185	181,886

Total property and equipment, net	$1,426,862	$1,653,422

Note 14    RELATED PARTY TRANSACTIONS

The Company and other third parties are limited partners in Softbank Capital Partners LP (“Softbank Capital”), a venture capital fund which is an affiliate of SOFTBANK. In July 1999 and March 2000, the Company made investments in Softbank Capital of approximately $30 million and $6 million, respectively, which together represents less than a 5 percent holding in Softbank Capital. Since the Company’s initial investment, the Company has impaired its entire investment. Pursuant to the Partnership Agreement of Softbank Capital Partners LP, the Company invested on the same terms and on the same basis as all other limited partners.

Revenue from related parties, excluding Yahoo Japan and Alibaba Group, represented approximately 1 percent of total revenue for the years ended December 31, 2008, 2009, and 2010. Management believes that the terms of the agreements with these related parties are comparable to the terms obtained in arm’s-length transactions with unrelated similarly situated customers of the Company.

See Note 4—“Investments in Equity Interests” for additional information related to transactions involving Yahoo Japan and Alibaba Group.

Note 15    RESTRUCTURING CHARGES, NET

Restructuring charges, net consists of costs associated with the five restructuring activities initiated in 2008, 2009, and 2010. It includes employee severance pay and related costs, accelerations and reversals of stock-based compensation expense, facility restructuring costs, and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

For the years ended December 31, 2008, 2009, and 2010, restructuring charges, net was comprised of the following (in thousands):

	Years Ended December 31,
	2008	2009	2010
Employee severance pay and related costs	$109,548	$48,696	$39,652
Non-cancelable lease, contract terminations, and other charges	19,617	59,285	19,737
Other non-cash charges	7,925	7,858	2,779

Sub-total before (reversals) accelerations of stock-based compensation expense	137,090	115,839	62,168
(Reversals) accelerations of stock-based compensation expense	(30,236)	11,062	(4,211)

Restructuring charges, net	$106,854	$126,901	$57,957

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below. For the years ended December 31, 2008, 2009, and 2010 restructuring charges, net consists of the following (in thousands):

	Year Ended December 31, 2008
	Q108 Restructuring Plan	Q408 Restructuring Plan	Total
Americas	$12,130	$67,861	$79,991
EMEA	3,181	22,135	25,316
Asia Pacific	—	1,547	1,547

Restructuring charges, net	$15,311	$91,543	$106,854

	Year Ended December 31, 2009
	Q408 Restructuring Plan	Q209 Restructuring Plan	Q409 Restructuring Charges	Total
Americas	$63,247	$19,289	$18,390	$100,926
EMEA	2,171	6,276	15,823	24,270
Asia Pacific	—	1,211	494	1,705

Restructuring charges, net	$65,418	$26,776	$34,707	$126,901

	Year Ended December 31, 2010
	Q408 Restructuring Plan	Q209 Restructuring Plan	Q409 Restructuring Plan	Q410 Restructuring Plan	Total
Americas	$18,657	$(151)	$—	$20,459	$38,965
EMEA	827	32	1,811	14,065	16,735
Asia Pacific	—	—	—	2,257	2,257

Restructuring charges, net	$19,484	$(119)	$1,811	$36,781	$57,957

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

Q408 Restructuring Plan. During the fourth quarter of 2008, the Company implemented additional cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. The Company began to consolidate and exit selected facilities beginning in the fourth quarter of 2008 and continued this process through the second quarter of 2010. The Company vacated and ceased use of the facilities identified under the plan. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. Present value computations use discount rates based on published Treasury risk-free interest rates, adjusted for the Company’s credit spread, which is consistent with observable credit spreads of companies with similar credit standing. The cost of exiting and terminating the Company’s facility leases was determined by referring to the contractual terms of the agreements, by evaluating the current real estate market conditions, and, where applicable, by referring to amounts in negotiation. The Company’s ability to generate the estimated amounts of sublease income, as well as to terminate lease obligations at the estimated amounts, is dependent upon the commercial real estate market conditions in certain geographies at the time the Company negotiates the lease termination and sublease arrangements with third parties. These amounts represent the Company’s best estimate of the obligations the Company expects to incur and could be subject to adjustment as market conditions change. The fair value measurement of the liability related to exited facilities involves the use of certain significant unobservable inputs and therefore falls within level 3 of the fair value hierarchy established by accounting guidance. The remaining lease obligations will be settled over the remaining lease terms which expire through fiscal 2017 and will be adjusted for changes in estimates or the impact of sublease contracts.

During the year ended December 31, 2008, the Company incurred severance, facility, and other restructuring costs of $110 million related to the Q408 restructuring plan offset by $18 million related to stock-based compensation expense reversals for unvested stock awards, resulting in a net restructuring charge of $92 million. During the year ended December 31, 2009, the Company incurred total pre-tax cash charges for severance, facility, and other restructuring costs of approximately $57 million related to the Q408 restructuring plan, net of reversal for adjustments to original estimates totaling $8 million. In addition to the pre-tax cash charges, the Company recorded a non-cash charge of approximately $8 million related to the write-off of leasehold improvements, furniture and fixtures for exited facilities. During the year ended December 31, 2010, the Company incurred total pre-tax cash charges for severance, facility, and other restructuring costs of approximately $19 million related to the Q408 restructuring plan in connection with the continued implementation of these initiatives, net of reversal for adjustments to original estimates totaling $6 million.

Q209 Restructuring Plan. During the second quarter of 2009, the Company implemented new cost reduction initiatives to further reduce the Company’s worldwide workforce by approximately 5 percent. The restructuring plan involved reallocating resources to align with the Company’s strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of the Company’s business that do not support the Company’s strategic priorities. During the year ended December 31, 2009, the Company incurred total pre-tax cash charges of approximately $35 million in severance and other costs related to the Q209 restructuring plan. The pre-tax charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. During the year ended December 31, 2010, the Company incurred insignificant charges related to the Q209 restructuring plan.

Q409 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on its strategic initiatives. The Company exited the facility in the third quarter of 2010. During the year ended December 31, 2009, the Company incurred total pre-tax cash charges of approximately $16 million in severance and other costs related to this realignment. In connection with the strategic realignment efforts, a U.S. executive of one of the Company’s acquired businesses departed. The Company incurred $19 million of non-cash stock-based compensation expense for the acceleration of certain of the executive’s stock-based awards pursuant to the acquisition agreements. During the year ended December 31, 2010, the Company incurred total pre-tax cash charges of $2 million in severance, facility and other costs related to the Q409 restructuring charges.

Q410 Restructuring Plan. During the fourth quarter of 2010, the Company began implementation of a worldwide workforce reduction to align resources with its product strategy. The Company incurred total pre-tax cash charges of approximately $41 million in severance and other costs related to this workforce reduction in the fourth quarter of 2010. The pre-tax cash charges were offset by a $4 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited.

In addition to the charges described above, the Company currently expects to incur future charges of approximately $18 million to $26 million primarily related to non-cancelable operating costs and accretion related to exited facilities identified as part of the Q408 restructuring plan. Of the total future charges, $17 million to $23 million relate to the Americas segment, $1 million to $3 million relate to the EMEA segment, and no charge relates to the Asia Pacific segment. The future charges are expected to be recorded through 2017.

Restructuring Accruals. The $87 million restructuring liability as of December 31, 2010 consists of $37 million for employee severance pay expenses which the Company expects to substantially pay out by the end of the first quarter of 2012 and $50 million relate to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations which extend to the second quarter of 2017.

The activity in the Company’s restructuring accruals for the years ended December 31, 2009 and 2010 is summarized as follows (in thousands):

	Q408 Restructuring Plan	Q209 Restructuring Plan	Q409 Restructuring Plan	Q410 Restructuring Plan	Total
Balance as of January 1, 2009	$89,887	$—	$—	$—	$89,887
Employee severance pay and related costs	6,430	35,749	14,710	—	56,889
(Reversals) accelerations of stock-based compensation expense	—	(7,600)	18,662	—	11,062
Non-cancelable lease, contract termination, and other charges	59,429	—	1,335	—	60,764
Other non-cash charges	7,858	—	—	—	7,858
Reversal of previous charges	(8,299)	(1,373)	—	—	(9,672)

Restructuring charges, net for the year ended December 31, 2009	$65,418	$26,776	$34,707	$—	$126,901
Cash paid	(94,668)	(30,560)	(863)	—	(126,091)
Non-cash reversals (accelerations) of stock-based compensation expense	—	7,600	(18,662)	—	(11,062)
Non-cash adjustments	(672)	486	(417)	—	(603)

Balance as of December 31, 2009	$59,965	$4,302	$14,765	$—	$79,032
Employee severance pay and related costs	431	344	975	40,992	42,742
Reversals of stock-based compensation expense	—	—	—	(4,211)	(4,211)
Non-cancelable lease, contract termination, and other charges	24,525	—	792	—	25,317
Other non-cash charges	72	—	2,725	—	2,797
Reversal of previous charges	(5,544)	(463)	(2,681)	—	(8,688)

Restructuring charges, net for the year ended December 31, 2010	$19,484	$(119)	$1,811	$36,781	$57,957
Cash paid	(30,650)	(3,666)	(8,386)	(7,100)	(49,802)
Non-cash reversals of stock-based compensation expense	—	—	—	4,211	4,211
Non-cash adjustments	685	(517)	(3,904)	(560)	(4,296)

Balance as of December 31, 2010	$49,484	$—	$4,286	$33,332	$87,102

As of December 31, restructuring accruals were included in the Company’s consolidated balance sheet as follows (in thousands):

	2009	2010
Accrued expenses and other current liabilities	$42,940	$58,151
Capital lease and other long-term liabilities	36,092	28,951

Total restructuring accruals	$79,032	$87,102

As of December 31, restructuring accruals by segment consisted of the following (in thousands):

	2009	2010
Americas	$52,860	$68,268
EMEA	25,869	$16,895
Asia Pacific	303	1,939

Total restructuring accruals	$79,032	$87,102

Note 16    SEARCH AGREEMENT WITH MICROSOFT CORPORATION

On December 4, 2009, the Company entered into the Search Agreement with Microsoft, which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. The Company also entered into a License Agreement with Microsoft. Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and will have the ability to integrate this technology into its existing Web search platforms. The Company received regulatory clearance from both the U.S. Department of Justice and the European Commission on February 18, 2010 and commenced implementation of the Search Agreement on February 23, 2010. Under the Search Agreement, the Company will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement.

During the first five years of the term of the Search Agreement, in the transitioned markets the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue is deducted. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. As of December 31, 2010, the Company has collected a total amount of $93 million on behalf of Microsoft and affiliates, which is included in cash and cash equivalents as of December 31, 2010, with a corresponding liability in accrued expenses and other current liabilities, that the Company will remit to Microsoft in the first quarter of 2011. The Company’s uncollected 88 percent revenue share in connection with the Search Agreement was $172 million as of December 31, 2010.

The global transition of the algorithmic and paid search platforms to Microsoft’s platform and migration of the paid search advertisers and publishers are being done on a market by market basis and are expected to continue through early 2012. Algorithmic and paid search transitioned to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010, and the Company continues to transition algorithmic and paid search in other markets.

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

The Company’s results for the year ended December 31, 2010 reflect $268 million in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will continue until the Company has fully transitioned to Microsoft’s platform.

The Company’s results for the year ended December 31, 2010 also reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $81 million incurred by Yahoo! related to the Search Agreement in the year ended December 31, 2010. In addition, in the year ended December 31, 2010, $43 million was recorded for reimbursement of transition costs incurred in 2009, $17 million for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. The 2009 transition cost reimbursements were recorded in 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. As of December 31, 2010, a total of $414 million of reimbursable expenses had been incurred by the Company related to the Search Agreement. Of that amount, $350 million had been received from Microsoft and $64 million was classified as part of prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 31, 2010.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2009, and 2010

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of, Recoveries	Balance at End of Year
	(In thousands)
Accounts receivable
Allowance for doubtful accounts
2008	46,521	24,937	(19,858)	51,600
2009	51,600	4,607	(15,204)	41,003
2010	41,003	4,944	(22,972)	22,975

	Balance at Beginning of Year	Charged to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
	(In thousands)
Deferred tax asset valuation allowance
2008	66,488	25,674	(8,612)	83,550
2009	83,550	13,521	(33,707)	63,364
2010	63,364	(1,315)	(1,873)	60,176

(*)	Amounts not charged (credited) to expenses are charged (credited) to stockholders’ equity, deferred tax assets (liabilities), or goodwill.

Selected Quarterly Financial Data

(Unaudited)

	Quarters Ended
	March 31, 2009(1)	June 30, 2009(2)	September 30, 2009(3)	December 31, 2009(4)	March 31, 2010(5)	June 30, 2010(6)	September 30, 2010(7)	December 31, 2010(8)
	(In thousands, except per share amounts)
Revenue	$1,580,042	$1,572,897	$1,575,399	$1,731,977	$1,596,960	$1,601,379	$1,601,203	$1,525,109
Gross profit	$879,305	$860,444	$866,501	$982,319	$890,577	$918,657	$920,449	$967,423
Net income attributable to Yahoo! Inc.	$117,558	$141,387	$186,093	$152,954	$310,191	$213,321	$396,131	$312,020

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.08	$0.10	$0.13	$0.11	$0.22	$0.15	$0.30	$0.24

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.08	$0.10	$0.13	$0.11	$0.22	$0.15	$0.29	$0.24

Shares used in per share calculation—basic	1,391,526	1,394,783	1,401,961	1,402,339	1,398,308	1,378,374	1,333,753	1,306,036

Shares used in per share calculation—diluted	1,406,510	1,414,295	1,424,854	1,416,974	1,413,432	1,390,240	1,343,094	1,311,682

(1)	Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2009 includes net restructuring charges of $5 million.

(2)

Net income attributable to Yahoo! Inc. for the quarter ended June 30, 2009 includes a pre-tax gain of $67 million in connection with the Company’s sale of its Gmarket shares and net restructuring charges of $65 million.

(3)

Net income attributable to Yahoo! Inc. for the quarter ended September 30, 2009 includes Yahoo!’s gain on sale of the Company’s direct investment in Alibaba.com of $98 million and net restructuring charges of $17 million.

(4)	Net income attributable to Yahoo! Inc. for the quarter ended December 31, 2009 includes net restructuring charges of $40 million.

(5)

Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2010 includes a pre-tax gain of $66 million in connection with the sale of Zimbra, Inc. and net restructuring charges of $4 million. During the quarter ended March 31, 2010, Yahoo! recorded $43 million for the reimbursement of transition costs incurred in 2009.

(6)	Net income attributable to Yahoo! Inc. for the quarter ended June 30, 2010 includes net restructuring charges of $10 million.

(7)

Net income attributable to Yahoo! Inc. for the quarter ended September 30, 2010 includes a pre-tax gain of $186 million in connection with the sale of HotJobs and net restructuring charges of $6 million.

(8)

Net income attributable to Yahoo! Inc. for the quarter ended December 31, 2010 includes net restructuring charges of $38 million. Beginning in the fourth quarter of 2010 when Yahoo! completed the transition of algorithmic and paid search services to the Microsoft platform in the U.S. and Canada, revenue was impacted by the required change in revenue presentation and the revenue share with Microsoft associated with the transition pursuant to the Search Agreement. For transitioned markets, Yahoo! now reports an 88 percent revenue share for search advertising services provided by Microsoft. Yahoo!’s income tax provision was also reduced by the effect of certain tax benefits as discussed in Note 9—“Income Taxes” in the Notes to the consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2010, which appears on page 59.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, the Company began the transition of algorithmic and paid search services to Microsoft under the Search Agreement. As a result, the Company’s management changed certain of the Company’s systems and processes including the use of Microsoft’s systems and processes for certain activities related to these services. During the fourth quarter of 2010, the Company’s management made appropriate changes to the Company’s internal controls and processes designed to ensure the accuracy, integrity and completeness of the financial information the Company reports with respect to these services.

There have been no other changes in Yahoo!’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

Executive Incentive Plan

On February 25, 2011, the Compensation Committee approved the Company’s annual cash bonus plan for senior executives (the Executive Incentive Plan, or “EIP”), which will be effective for 2011. Each participant in the EIP is assigned a target bonus percentage each year that is expressed as a percentage of the participant’s annual base salary. The aggregate bonus pool available under the EIP for a particular year will equal the aggregate amount of the participants’ target bonus opportunities, multiplied by a factor that may range from 50 percent to 200 percent based on Yahoo!’s revenue ex-TAC growth rate and ex-TAC operating margin (each as defined in the EIP) for that year. Payout of 70 percent of each participant’s target bonus will be determined based on the Company’s performance, and the remainder of the participant’s bonus will be determined based on that participant’s individual performance. The individual performance component of a participant’s bonus will be determined by the Compensation Committee with respect to executive officers of the Company and by management with respect to the other participants in the EIP, except that in no event will the total amount of bonuses paid under the EIP for a particular year exceed the aggregate bonus pool for that year. A participant generally must remain employed by the Company until EIP bonuses are actually paid in order to be eligible for a bonus. The foregoing summary of the EIP is qualified in its entirety by the provisions of the EIP.

The following table sets forth the 2011 EIP target bonus percentage, expressed as a percentage of the participant’s annual base salary, for the Company’s principal executive officer, principal financial officer, and the other executive officers who were named in the Summary Compensation Table of the Company’s Proxy Statement filed with the SEC on April 29, 2010 and who are currently employed as executive officers of the Company and will participate in the EIP:

Name and Principal Position	2011 Target Bonus (% of Base Salary)
Carol Bartz	200%
Chief Executive Officer

Timothy R. Morse	120%
Executive Vice President and Chief Financial Officer

Michael J. Callahan	90%
Executive Vice President, General Counsel and Secretary

Executive Severance Agreements

In addition, on February 25, 2010, the Compensation Committee approved the Company’s entering into agreements with the Company’s executive vice presidents, including Mr. Morse and Mr. Callahan, to provide severance benefit protections to these executives should their employment terminate in certain circumstances (each a “Severance Agreement”).

Under each Severance Agreement, in the event that the Company terminates the executive’s employment without cause (as defined in the agreement), the executive would generally be entitled to receive cash severance equal to (i) the executive’s base salary for 12 months, (ii) the executive’s annual target bonus for the year in which the termination notice is provided, and (iii) a prorated portion of the annual bonus the executive would have received for the year in which the termination notice is provided (or, if less, the executive’s target bonus for such year) based on the number of months the executive was actively employed with the Company during the year. The executive would also be entitled to payment by the Company of the executive’s COBRA premiums for 12 months following termination.

In addition, the Severance Agreement provides that if an executive’s employment terminates and the executive is entitled to severance as described above, then:

•

any portion of the executive’s outstanding stock options and time-based restricted stock unit awards granted prior to the date of the Severance Agreement that is scheduled to vest within six months following such a termination of the executive’s employment will vest on the termination date; and

•

the executive’s outstanding restricted stock unit awards granted prior to the date of the Severance Agreement that vest based on the Company’s achievement of annual financial goals (but not awards that vest based on total stockholder return) will vest as to any stock units credited under the award based on Company performance for any year prior to the year in which the termination occurs, and if the executive is employed with the Company for at least six months of the year in which the termination occurs, the award will vest as to a prorated portion of the stock units that would have been credited under the award based on the Company’s performance for that year.

Any equity awards granted to the executive on or after the date of the Severance Agreement will accelerate on such a termination as and to the extent provided in the applicable award agreements.

In each case, the executive’s right to receive the severance benefits described above is contingent on the executive’s executing and not revoking a release of claims in favor of the Company and complying with the executive’s obligations under any confidentiality or similar agreement with the Company. The Company’s Change in Control Employee Severance Plan for Level I and Level II Employees (the “CIC Plan”) will continue in effect. If an executive is entitled to benefits triggered by a termination of employment under the CIC Plan (or another plan or agreement) and the executive’s Severance Agreement, the executive will be entitled to the greater benefit (but not both benefits).

Ms. Bartz’s 2009 employment agreement provides that, if the terms of any standard equity grants made to other senior executives, issued at the same time and of the same type of grants as grants to Ms. Bartz, contain terms that would be more favorable to Ms. Bartz, she should have the benefit of such terms. Accordingly, in connection with the approval of the Severance Agreements, the Compensation Committee approved a letter agreement with Ms. Bartz amending her 2010 stock option and 2010 time-based RSU award (the “Bartz Letter Amendment”) to provide that, in the event the Company terminates Ms. Bartz’s employment without cause (as defined in the applicable agreements, and other than during the 12 months following a change in control), such awards will vest according to their terms, but at a minimum, any portions of the awards that are scheduled to vest within six months following the termination date will vest on the termination date.

The foregoing summary of the terms of the Severance Agreement and related award amendments is qualified in its entirety by the provisions of the Severance Agreement and the Bartz Letter Amendment.

Stock Trading Plan

In February 2011, David Filo, co-founder and Chief Yahoo of the Company, established a plan for the trading of Yahoo! common stock. Under the plan, Mr. Filo will sell up to 2.8 million shares of Yahoo! common stock in accordance with a prearranged trading schedule over a twelve-month period beginning in May 2011. The shares will be sold on the open market at prevailing market prices. This plan is intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934 and Yahoo!’s Rule 10b5-1 Trading Plan Policy.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

3.	Exhibits:

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CAROL BARTZ Carol Bartz	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/S/ TIMOTHY R. MORSE Timothy R. Morse	Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/S/ AMAN S. KOTHARI Aman S. Kothari	SVP, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/S/ ROY BOSTOCK Roy Bostock	Chairman of the Board	February 28, 2011

/S/ PATTI S. HART Patti S. Hart	Director	February 23, 2011

/S/ ERIC HIPPEAU Eric Hippeau	Director	February 28, 2011

/S/ SUSAN M. JAMES Susan M. James	Director	February 28, 2011

/S/ VYOMESH JOSHI Vyomesh Joshi	Director	February 28, 2011

/S/ ARTHUR KERN Arthur Kern	Director	February 25, 2011

Signature	Title	Date

/S/ BRAD SMITH Brad Smith	Director	February 18, 2011

/S/ GARY WILSON Gary Wilson	Director	February 28, 2011

/S/ JERRY YANG Jerry Yang	Director	February 28, 2011

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description
2.1	Stock Purchase and Contribution Agreement, dated as of August 10, 2005, between the Registrant and Alibaba.com Corporation (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 16, 2005 and incorporated herein by reference).

2.2	Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, between the Registrant and Alibaba.com Corporation (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.3	Tao Bao Share Purchase Agreement, dated as of October 24, 2005, among the Registrant, SOFTBANK CORP. and SB TB Holding Limited (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.4	Secondary Share Purchase Agreement, dated as of October 24, 2005, among the Registrant and certain shareholders of Alibaba.com Corporation (previously filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.5	Shareholders Agreement, dated as of October 24, 2005, among Alibaba.com Corporation, the Registrant, SOFTBANK CORP., the Management Members, and the other shareholders named therein (previously filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, filed as Exhibit 4.1 below).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference).

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(A)+	Yahoo! Inc. 1995 Stock Plan, as amended and restated on June 25, 2009 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2009 and incorporated herein by reference).

10.2(B)+	Form of Stock Option Agreement, including Notice of Stock Option Grant, under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(B) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.2(C)+*	Form of Stock Option Agreement for Executives, including Notice of Stock Option Grant to Executive, under the Yahoo! Inc. 1995 Stock Plan.

10.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(D) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(E)+*	Form of Restricted Stock Unit Award Agreement for Executives under the Yahoo! Inc. 1995 Stock Plan.

10.2(F)+	Form of Performance Restricted Stock Unit Award Agreement (TSR version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.2(G)+	Form of Performance Restricted Stock Unit Award Agreement (OCF version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(I) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.2(H)+	Form of First Letter Amendment (2010) to Performance Restricted Stock Unit Award Agreement (OCF version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(H) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.2(I)+*	Form of Second Letter Amendment (2011) to Performance Restricted Stock Unit Award Agreement (OCF version) under the Yahoo! Inc. 1995 Stock Plan.

10.2(J)+	Form of Performance Restricted Stock Unit Award Agreement (AFP version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(I) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.2(K)+*	Form of Letter Amendment (2011) to Performance Restricted Stock Unit Award Agreement (AFP version) under the Yahoo! Inc. 1995 Stock Plan.

10.2(L)+*	Form of Performance Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1995 Stock Plan.

10.2(M)+	Form of Restricted Stock Award Agreement under the Yahoo! 1995 Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(N)+	Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.23(D) to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).

10.3(A)+*	Yahoo! Inc. 1996 Employee Stock Purchase Plan, as amended and restated on February 7, 2011.

10.3(B)+	Form of Enrollment Agreement under the Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (previously filed as Exhibit 10.3(B) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.4(A)+	Yahoo! Inc. 1996 Directors’ Stock Plan, as amended and restated June 24, 2010 (previously filed as Exhibit 10.4(A) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 and incorporated herein by reference).

10.4(B)+	Form of Director Nonstatutory Stock Option Agreement, including Notice of Grant, under the Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.4(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 and incorporated herein by reference).

Exhibit Number	Description
10.4(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.4(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 and incorporated herein by reference).

10.5	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed March 21, 2003 and incorporated herein by reference).

10.6	Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 21, 2003 and incorporated herein by reference).

10.7	Consent and Resale Agreement dated as of March 25, 2002, between the Registrant and SOFTBANK Corp. (previously filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2002 and incorporated herein by reference).

10.8	Waiver and Voting Agreement between the Registrant and SOFTBANK Corp. dated February 26, 2004 (previously filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2004 and incorporated herein by reference).

10.9	Yahoo Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on December 23, 2002 and incorporated herein by reference).

10.10	Amendment to Yahoo Japan License Agreement dated September 17, 1997 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.40 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on November 27, 2002 and incorporated herein by reference).

10.11	Amendment No. 2 to Yahoo Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed March 11, 2005 and incorporated herein by reference).

10.12+*	Summary of Compensation Payable to Named Executive Officers.

10.13+*	Yahoo! Inc. Executive Incentive Plan.

10.14+*	Form of Severance Agreement.

10.15+	Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees, as amended on December 10, 2008 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.16(A)+	Employment Agreement Letter, dated January 13, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2009 and incorporated herein by reference).

10.16(B)+	Notice of Stock Option Grant and Stock Option Award Agreement, dated January 30, 2009, between the Registrant and Carol Bartz (previously filed as Exhibits 10.17(B) and 10.17(C), respectively, to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.16(C)+	Stock Option Award Agreement, including Notice of Stock Option Grant, dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(E) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

Exhibit Number	Description
10.16(D)+	Restricted Stock Unit Award Agreement, dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(F) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.16(E)+	Performance Restricted Stock Unit Award Agreement (TSR version), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(G) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.16(F)+	Performance Restricted Stock Unit Award Agreement (OCF version), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(H) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.16(G)+	Form of Stock Option Award Agreement, including Notice of Stock Option Grant – 2010, between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.14(H) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.16(H)+	Form of Restricted Stock Unit Award Agreement – 2010 between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.14(I) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.16(I)+*	Form of Letter Amendment (2011) to 2010 Time-Based Award Agreements between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan.

10.16(J)+	Form of Performance Restricted Stock Unit Award Agreement (TSR version) – 2010 between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.14(J) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.16(K)+	Form of Performance Restricted Stock Unit Award Agreement (AFP version) – 2010 between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.14(K) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.16(L)+*	Form of Stock Option Award Agreement, including Notice of Stock Option Grant, between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan.

10.16(M)+*	Form of Restricted Stock Unit Award Agreement between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan.

10.16(N)+*	Form of Performance Restricted Stock Unit Award Agreement between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan.

10.17+	Employment Letter Agreement, dated June 5, 2009, between the Registrant and Timothy R. Morse (previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2009 and incorporated herein by reference).

10.18(A)†	Letter Agreement, dated July 29, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.21(A) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.18(B)†	Search and Advertising Services and Sales Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(B) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.18(C)†	License Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(C) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

Exhibit Number	Description
10.19+	Separation Agreement, dated October 1, 2010, between the Registrant and Hilary Schneider (previously filed as Exhibit 10.19 to the Registrant’s Quarterly report on Form 10-Q filed November 8, 2010 and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K.)

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2011.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 28, 2011.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 28, 2011.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.