Form 10-Q
period 2011-03-31
YAHOO INC
filed 2011-05-10
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
Common Stock, $0.001 par value	1,302,941,429

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31, 2010	March 31, 2011
	(Unaudited, in thousands except per share amounts)
Revenue	$1,596,960	$1,214,357
Cost of revenue	706,382	377,462

Gross profit	890,578	836,895

Operating expenses:
Sales and marketing	313,538	262,234
Product development	266,077	243,067
General and administrative	110,428	123,224
Amortization of intangibles	8,102	8,050
Restructuring charges, net	4,412	10,575

Total operating expenses	702,557	647,150

Income from operations	188,021	189,745
Other income, net	86,328	5,027

Income before income taxes and earnings in equity interests	274,349	194,772
Provision for income taxes	(49,444)	(52,120)
Earnings in equity interests	87,374	82,180

Net income	312,279	224,832
Net income attributable to noncontrolling interests	(2,088)	(1,840)

Net income attributable to Yahoo! Inc.	$310,191	$222,992

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.22	$0.17

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.22	$0.17

Shares used in per share calculation — basic	1,398,308	1,309,064

Shares used in per share calculation — diluted	1,413,432	1,320,185

Stock-based compensation expense by function:
Cost of revenue	$1,011	$648
Sales and marketing	13,678	6,697
Product development	32,373	17,672
General and administrative	13,721	10,099
Restructuring expense reversals	—	(752)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2010	March 31, 2011
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,526,427	$1,619,177
Short-term marketable debt securities	1,357,661	1,169,409
Accounts receivable, net	1,028,900	932,943
Prepaid expenses and other current assets	432,560	372,923

Total current assets	4,345,548	4,094,452
Long-term marketable debt securities	744,594	739,091
Property and equipment, net	1,653,422	1,695,407
Goodwill	3,681,645	3,734,609
Intangible assets, net	255,870	249,645
Other long-term assets	235,136	236,793
Investments in equity interests	4,011,889	4,178,356

Total assets	$14,928,104	$14,928,353

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162,424	$132,718
Accrued expenses and other current liabilities	1,208,792	960,032
Deferred revenue	254,656	247,031

Total current liabilities	1,625,872	1,339,781
Long-term deferred revenue	56,365	42,520
Capital lease and other long-term liabilities	142,799	138,560
Deferred and other long-term tax liabilities, net	506,658	542,864

Total liabilities	2,331,694	2,063,725
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,308,836 shares issued and 1,308,836 shares outstanding as of December 31, 2010 and 1,313,649 shares issued and 1,305,206 shares outstanding as of March 31, 2011	1,306	1,310
Additional paid-in capital	10,109,913	10,159,966
Treasury stock at cost, zero shares as of December 31, 2010 and 8,443 shares as of March 31, 2011	—	(137,536)
Retained earnings	1,942,656	2,165,648
Accumulated other comprehensive income	504,254	635,119

Total Yahoo! Inc. stockholders’ equity	12,558,129	12,824,507
Noncontrolling interests	38,281	40,121

Total equity	12,596,410	12,864,628

Total liabilities and equity	$14,928,104	$14,928,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2010	March 31, 2011
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$312,279	$224,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,683	139,177
Amortization of intangible assets	35,563	29,501
Stock-based compensation expense, net	60,783	34,364
Tax benefits from stock-based awards	12,864	12,608
Excess tax benefits from stock-based awards	(32,889)	(18,338)
Deferred income taxes	28,687	22,581
Earnings in equity interests	(87,374)	(82,180)
Gain from sales of investments, assets, and other, net	(51,021)	8,215
Changes in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	89,192	106,567
Prepaid expenses and other	(127,120)	59,665
Accounts payable	(22,553)	(31,862)
Accrued expenses and other liabilities	(150,027)	(273,626)
Deferred revenue	(54,470)	(23,134)

Net cash provided by operating activities	143,597	208,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(112,541)	(167,549)
Purchases of marketable debt securities	(682,397)	(616,050)
Proceeds from sales of marketable debt securities	88,845	438,548
Proceeds from maturities of marketable debt securities	905,903	363,161
Acquisition, net of cash acquired	—	(34,382)
Purchases of intangible assets	(5,464)	(3,342)
Proceeds from the sale of a divested business	100,000	—
Other investing activities, net	—	149

Net cash provided by (used in) investing activities	294,346	(19,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	12,877	22,708
Repurchases of common stock	(385,171)	(137,368)
Excess tax benefits from stock-based awards	32,889	18,338
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(30,086)	(26,303)
Other financing activities, net	(363)	(722)

Net cash used in financing activities	(369,854)	(123,347)

Effect of exchange rate changes on cash and cash equivalents	(12,887)	27,192
Net change in cash and cash equivalents	55,202	92,750
Cash and cash equivalents at beginning of period	1,275,430	1,526,427

Cash and cash equivalents at end of period	$1,330,632	$1,619,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!” or the “Company”), is a premier digital media company that delivers personalized digital content and experiences, across devices and around the globe, to vast audiences. Yahoo! provides engaging and innovative canvases for advertisers to connect with their target audiences using its unique blend of Science + Art + Scale. Through its proprietary technology and insights, Yahoo! delivers unique content and experiences for its audience and creates powerful opportunities for its advertisers to connect with their target audiences, in context and at scale. To users, Yahoo! provides online properties and services (“Yahoo! Properties”). To advertisers, Yahoo! provides a range of marketing services designed to reach and connect with users of its Yahoo! Properties, as well as with Internet users beyond Yahoo! Properties, through a distribution network of third-party entities (“Affiliates”) that have integrated Yahoo!’s advertising offerings into their Websites or other offerings (those Websites and offerings, “Affiliate sites”).

Basis of Presentation. The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements for the year ended December 31, 2010, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

Note 2 BASIC AND DILUTED NET INCOME ATTRIBUTABLE TO YAHOO! INC. COMMON STOCKHOLDERS PER SHARE

Basic and diluted net income attributable to Yahoo! common stockholders per share is computed using the weighted average number of common shares outstanding during the period, excluding net income attributable to participating securities (restricted stock awards granted under the Company’s 1995 Stock Plan and restricted stock units granted under the 1996 Directors’ Stock Plan (the “Directors’ Plan”)). Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares are calculated using the treasury stock method and consist of unvested restricted stock and shares underlying unvested restricted stock units, the incremental common shares issuable upon the exercise of stock options, and shares to be purchased under the 1996 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”). The Company calculates potential tax windfalls and shortfalls by including the impact of pro forma deferred tax assets.

The Company takes into account the effect on consolidated net income per share of dilutive securities of entities in which the Company holds equity interests that are accounted for using the equity method.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Potentially dilutive securities representing approximately 86 million shares of common stock for the three months ended March 31, 2010 and 58 million shares of common stock for the three months ended March 31, 2011 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010	March 31, 2011
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$310,191	$222,992
Less: Net income allocated to participating securities	(44)	(5)

Net income attributable to Yahoo! Inc. common stockholders — basic	$310,147	$222,987

Denominator:
Weighted average common shares	1,398,308	1,309,064

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.22	$0.17

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$310,191	$222,992
Less: Net income allocated to participating securities	(21)	(5)
Less: Effect of dilutive securities issued by equity investees	(696)	(648)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$309,474	$222,339

Denominator:
Denominator for basic calculation	1,398,308	1,309,064
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	7,483	7,579
Stock options and employee stock purchase plan	7,641	3,542

Denominator for diluted calculation	1,413,432	1,320,185

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.22	$0.17

Note 3 ACQUISITION

During the three months ended March 31, 2011, the Company acquired one company, which was accounted for as a business combination. The total purchase price of $34 million consisted entirely of cash consideration. Of the purchase price, $22 million was preliminarily allocated to goodwill, $13 million to amortizable intangible assets, and $1 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combination completed during the three months ended March 31, 2011 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2010	March 31, 2011	Percent Ownership of Common Stock as of March 31, 2011
Alibaba Group	$2,280,602	$2,325,601	43%
Yahoo Japan	1,731,287	1,852,755	35%

Total	$4,011,889	$4,178,356

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Equity Investment in Alibaba Group. The investment in Alibaba Group Holding Limited (“Alibaba Group”) is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Alibaba Group, and any related amortization expense, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income.

As of March 31, 2011, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,325,601
Proportionate share of Alibaba Group stockholders’ equity	1,656,335

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$669,266

(*)	The excess carrying value has been primarily assigned to goodwill.

The amortizable intangible assets included in the excess carrying value have useful lives not exceeding seven years and a weighted average useful life of approximately five years. Goodwill is not deductible for tax purposes.

The following tables present Alibaba Group’s U.S. GAAP summarized financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended
	December 31, 2009	December 31, 2010
Operating data:
Revenue	$273,812	$544,999
Gross profit	$212,885	$363,452
(Loss) income from operations(*)	$(169,123)	$27,905
Net (loss) income	$(145,225)	$45,777
Net (loss) income attributable to Alibaba Group	$(156,696)	$32,855

	September 30, 2010	December 31, 2010
Balance sheet data:
Current assets	$4,399,571	$5,475,107
Long-term assets	$2,436,976	$2,489,753
Current liabilities	$2,660,043	$3,685,141
Long-term liabilities	$58,679	$77,967
Non-voting participating redeemable securities	$860	$2,379
Noncontrolling interests	$338,419	$326,455

(*)

The loss from operations of $169 million for the three months ended December 31, 2009 is primarily due to Alibaba Group’s impairment loss on goodwill and intangible assets for which the Company has no basis in its investment balance.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three months ended March 31, 2010 and 2011, these transactions were not material.

To expedite obtaining an essential regulatory license, the ownership of Alibaba Group’s online payment business, Alipay, was restructured so that 100 percent of its outstanding shares are held by a Chinese domestic company which is majority owned by Alibaba Group’s chief executive officer. Alibaba Group’s management and its principal shareholders, Yahoo! and Softbank Corporation, are engaged in ongoing discussions regarding the terms of the restructuring and the appropriate commercial arrangements related to the online payment business.

Equity Investment in Yahoo Japan. The investment in Yahoo Japan Corporation (“Yahoo Japan”) is being accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of the investments in equity interests balance on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo Japan, and any related amortization expense, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income.

The Company makes adjustments to the earnings in equity interests line in the consolidated statements of income for any differences between U.S. GAAP and accounting principles generally accepted in Japan (“Japanese GAAP”), the standards by which Yahoo Japan’s financial statements are prepared. In the first quarter of 2011, the Company recorded a U.S. GAAP adjustment to Yahoo Japan’s net income to reflect an other-than-temporary impairment of a cost method investment of Yahoo Japan, of which the Company’s 35 percent share was $26 million, net of tax. The impairment of the investment resulted primarily from reductions in the projected operating results of the Yahoo Japan investee.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7 billion as of March 31, 2011.

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

	Three Months Ended
	December 31, 2009	December 31, 2010
	(in thousands)
Operating data:
Revenue	$893,895	$993,831
Gross profit	$733,937	$824,265
Income from operations	$405,660	$498,271
Net income	$233,927	$226,775
Net income attributable to Yahoo Japan	$232,246	$224,706

	September 30, 2010	December 31, 2010
	(in thousands)
Balance sheet data:
Current assets	$2,332,325	$2,656,728
Long-term assets	$2,679,566	$2,618,573
Current liabilities	$938,985	$873,779
Long-term liabilities	$30,132	$29,460
Noncontrolling interests	$28,774	$25,259

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $74 million and $70 million for the three months ended March 31, 2010 and 2011, respectively. As of both December 31, 2010 and March 31, 2011, the Company had net receivable balances from Yahoo Japan of approximately $40 million.

Note 5 GOODWILL

The Company’s goodwill balance was $3.7 billion as of December 31, 2010, of which $2.7 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.4 billion in the Asia Pacific segment. As of March 31, 2011, the Company’s goodwill balance was $3.7 billion, of which $2.7 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.4 billion in the Asia Pacific segment. The change in the carrying amount of goodwill of $53 million reflected on our condensed consolidated balance sheets during the three months ended March 31, 2011 was primarily due to the addition of $22 million related to an acquisition in the Asia Pacific segment and foreign currency translation gains of $31 million.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2010	March 31, 2011
	Net	Gross Carrying Amount	Accumulated Amortization (*)	Net
Customer and advertiser related relationships	$62,104	$142,748	$(76,475)	$66,273
Developed technology and patents	167,897	366,509	(210,633)	155,876
Trade names, trademarks, and domain names	25,869	71,086	(43,590)	27,496

Total intangible assets, net	$255,870	$580,343	$(330,698)	$249,645

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $19 million as of March 31, 2011.

For the three months ended March 31, 2010 and 2011, the Company recognized amortization expense for intangible assets of $36 million and $30 million, respectively, including $28 million in cost of revenue for the three months ended March 31, 2010 and $22 million in cost of revenue for the three months ended March 31, 2011. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2011 and each of the succeeding years is as follows: nine months ending December 31, 2011: $81 million; 2012: $80 million; 2013: $42 million; 2014: $24 million; 2015: $5 million; and 2016: $1 million.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 7 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2011
Interest and investment income	$6,343	$5,360
Gain on sale of Zimbra, Inc.	66,130	—
Other	13,855	(333)

Total other income, net	$86,328	$5,027

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

In February 2010, the Company sold Zimbra, Inc. for net proceeds of $100 million and recorded a pre-tax gain of $66 million.

Other consists of gains/losses from sales of marketable debt securities and/or investments in privately held companies and foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and other non-operating items.

Note 8 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2011
Net income	$310,191	$222,992
Change in net unrealized gains, on available-for-sale securities, net of tax and reclassification adjustments	1,046	1,479
Foreign currency translation adjustment	(59,230)	129,385

Other comprehensive (loss) income	(58,184)	130,864

Comprehensive income	$252,007	$353,856
Comprehensive income attributable to noncontrolling interests	(2,088)	(1,840)

Comprehensive income attributable to Yahoo! Inc.	$249,919	$352,016

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2010	March 31, 2011
Unrealized gains and losses on available-for-sale securities, net of tax	$8,734	$10,213
Foreign currency translation, net of tax	495,520	624,906

Accumulated other comprehensive income	$504,254	$635,119

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 9 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2010
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,353,064	$1,513	$(514)	$1,354,063
Municipal bonds	6,609	8	—	6,617
Corporate debt securities, commercial paper, and bank certificates of deposit	740,043	1,608	(76)	741,575
Corporate equity securities	2,597	—	(1,128)	1,469

Total investments in available-for-sale securities	$2,102,313	$3,129	$(1,718)	$2,103,724

	March 31, 2011
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,158,129	$1,173	$(556)	$1,158,746
Municipal bonds	7,284	2	(1)	7,285
Corporate debt securities, commercial paper, and bank certificates of deposit	741,508	1,138	(177)	742,469
Corporate equity securities	2,597	—	(614)	1,983

Total investments in available-for-sale securities	$1,909,518	$2,313	$(1,348)	$1,910,483

	December 31, 2010	March 31, 2011
Reported as:
Short-term marketable debt securities	$1,357,661	$1,169,409
Long-term marketable debt securities	744,594	739,091
Other assets	1,469	1,983

Total	$2,103,724	$1,910,483

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2010 and the three months ended March 31, 2011 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2010	March 31, 2011
Due within one year	$1,357,661	$1,169,409
Due after one year through five years	744,594	739,091

Total available-for-sale marketable debt securities	$2,102,255	$1,908,500

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$539,287	$(514)	$—	$—	$539,287	$(514)
Corporate debt securities, commercial paper, and bank certificates of deposit	153,209	(75)	6,006	(1)	159,215	(76)
Corporate equity securities	1,469	(1,128)	—	—	1,469	(1,128)

Total investments in available-for-sale securities	$693,965	$(1,717)	$6,006	$(1)	$699,971	$(1,718)

	March 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$256,515	$(556)	$—	$—	$256,515	$(556)
Municipal bonds	3,186	(1)	—	—	3,186	(1)
Corporate debt securities, commercial paper, and bank certificates of deposits	167,838	(175)	6,007	(2)	173,845	(177)
Corporate equity securities	1,983	(614)	—	—	1,983	(614)

Total investments in available-for-sale securities	$429,522	$(1,346)	$6,007	$(2)	$435,529	$(1,348)

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of March 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$565,570	$—	$565,570
Available-for-sale securities:
Government and agency securities(1)	—	1,239,496	1,239,496
Municipal bonds(1)	—	7,285	7,285
Commercial paper and bank certificates of deposit(1)	—	261,484	261,484
Corporate debt securities(1)	—	526,528	526,528

Available-for-sale securities at fair value	$565,570	$2,034,793	$2,600,363
Corporate equity securities(2)	1,983	—	1,983

Total assets at fair value	$567,553	$2,034,793	$2,602,346

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

The amount of cash and cash equivalents as of March 31, 2011 includes $927 million in cash deposited with commercial banks, of which $391 million are time deposits.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the quarter ended March 31, 2011, the Company did not make significant transfers between Level 1 and Level 2 assets. As of December 31, 2010 and March 31, 2011, the Company did not have any significant Level 3 financial assets.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Note 10 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of March 31, 2011, there was $43 million of unamortized stock-based compensation cost related to the Company’s Employee Stock Purchase Plan which will be recognized over a weighted average period of 1.1 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the three months ended March 31, 2011 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	80,976	$22.02
Options granted	5,218	$16.34
Options exercised(*)	(2,089)	$10.87
Options expired	(2,024)	$28.76
Options cancelled/forfeited	(2,269)	$15.69

Outstanding at March 31, 2011	79,812	$21.95

(*)	The Company issued new shares to satisfy stock option exercises.

As of March 31, 2011, there was $114 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.5 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s Employee Stock Purchase Plan, using a Black-Scholes model. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan(*)
	Three Months Ended		Three Months Ended
	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	1.7%	2.3%	1.4%
Expected volatility	31.3%	34.6%	69.8%	36.1%
Expected life (in years)	4.50	4.25	0.52	1.09

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted stock awards and restricted stock units activity for the three months ended March 31, 2011 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2010(*)	31,395	$17.99
Granted(*)	14,628	$16.47
Vested	(4,333)	$15.30
Forfeited	(3,244)	$16.20

Awarded and unvested at March 31, 2011(*)	38,446	$17.86

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of March 31, 2011, there was $344 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units which is expected to be recognized over a weighted average period of 2.8 years.

During the three months ended March 31, 2010 and March 31, 2011, 5.0 million shares and 4.3 million shares, respectively, that were subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. During the three months ended March 31, 2010 and March 31, 2011, the Company withheld 1.9 million and 1.6 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Total payments for the employees’ tax obligations to the relevant taxing authorities were $30 million and $26 million, respectively, for the three months ended March 31, 2010 and March 31, 2011 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to reacquisition of shares of restricted stock awards. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance-Based Executive Incentive Restricted Stock Units.

In February 2009 and February 2010, the Compensation Committee approved long-term performance-based incentive equity awards to Ms. Bartz and other senior officers, including three-year annual financial performance restricted stock units which generally are scheduled to vest on the third anniversary of the grant date based on the Company’s attainment of certain annual financial performance targets in each of the three years as well as the executive’s continued employment through that vesting date. The number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the applicable performance targets. The annual financial performance targets are established at the beginning of each fiscal year and, accordingly, the portion of the award subject to each annual target is treated as a separate annual grant for accounting purposes. The financial performance targets for the 2011 tranches of these awards were established in February 2011. The amount of stock-based compensation recorded for these restricted stock units will vary depending on the Company’s attainment of the financial performance targets and each executive’s completion of the service period. The fair values of the 2011 tranches of the February 2009 and February 2010 annual financial performance restricted stock unit grants are $2 million and $3 million, respectively, and are being recognized as stock-based compensation expense over one-year and two-year service periods, respectively.

In February 2011, the Compensation Committee approved a long-term performance-based incentive equity award to Ms. Bartz and other senior officers in the form of restricted stock units that generally are scheduled to vest on the third anniversary of the grant date based on the Company’s attainment of certain financial performance targets for 2011 as well as the executive’s continued employment through that vesting date. The number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the performance targets. The financial performance targets were established in February 2011. The amount of stock-based compensation recorded for these restricted stock units will vary depending on the Company’s attainment of the financial performance targets and each executive’s completion of the service period. The fair value of these restricted stock unit grants is $32 million and is being recognized as stock-based compensation expense over a three-year service period.

Stock Repurchases. In June 2010, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time. The repurchase program expires in June 2013. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2011, the Company repurchased approximately 8.4 million shares of its common stock under this stock repurchase program at an average price of $16.35 per share for a total of $137 million.

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 13 years which expire between 2011 and 2019.

During the second quarter of 2010, the Company acquired certain office space for a total of $72 million ($7 million in cash and the assumption of $65 million in debt). In the first quarter of 2010, the property was reclassified from an operating lease to a capital lease as a result of a commitment to purchase the property. Accordingly, in the second quarter of 2010, the Company reduced the capital lease obligation for the $7 million cash outlay and reclassified the remaining $65 million as assumed debt in its condensed consolidated balance sheets.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

A summary of gross and net lease commitments as of March 31, 2011 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Nine months ending December 31, 2011	$125	$(8)	$117
Years ending December 31,
2012	139	(9)	130
2013	118	(10)	108
2014	90	(9)	81
2015	71	(6)	65
2016	35	(1)	34
Due after 5 years	35	—	35

Total gross and net lease commitments	$613	$(43)	$570

			Capital Lease Commitment
Nine months ending December 31, 2011			$5
Years ending December 31,
2012			7
2013			8
2014			8
2015			8
2016			8
Due after 5 years			23

Gross lease commitment			$67

Less: interest			(27)

Net lease commitment			$40

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2011, these commitments totaled $69 million, of which $59 million will be payable in the remainder of 2011, $7 million will be payable in 2012, and $3 million will be payable in 2013.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $36 million through 2023.

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

As of March 31, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

See Note 15 — “Search Agreement with Microsoft Corporation” for a description of the Company’s Search and Advertising Services and Sales Agreement and License Agreement with Microsoft.

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

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a shareholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On January 28, 2011, the court granted Yahoo!’s demurrer to plaintiff’s first amended complaint with leave to amend. On April 15, 2011, Yahoo! demurred to the second amended complaint, with arguments scheduled for July 8, 2011.

Based on current knowledge, the Company does not believe that the aggregate amount of liability that is reasonably possible with respect to the foregoing legal proceedings or claims would have a material adverse effect on its financial position, results of operations, or cash flows. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial expenses in defending against these claims.

Note 12 SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments. Prior period presentations have been updated to conform to the current profitability measures being used by the Company’s management team to evaluate the financial performance of the Company’s segments.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2011
Revenue by segment:
Americas	$1,155,011	$818,931
EMEA	141,827	154,050
Asia Pacific	300,122	241,376

Total revenue	$1,596,960	$1,214,357

TAC by segment:
Americas	$281,746	$38,141
EMEA	53,420	57,512
Asia Pacific	131,364	54,378

Total TAC	$466,530	$150,031

Revenue ex-TAC by segment:
Americas	$873,265	$780,790
EMEA	88,407	96,538
Asia Pacific	168,758	186,998

Total revenue ex-TAC	1,130,430	1,064,326

Direct costs by segment(1) :
Americas	144,904	136,074
EMEA	30,773	30,587
Asia Pacific	34,467	44,585
Global operating costs(2)(3)	501,824	457,772
Restructuring charges, net	4,412	10,575
Depreciation and amortization	165,246	160,438
Stock-based compensation expense	60,783	34,550

Income from operations	$188,021	$189,745

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

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2011
Capital expenditures, net:
Americas	$91,799	$127,370
EMEA	11,571	13,259
Asia Pacific	9,171	26,920

Total capital expenditures, net	$112,541	$167,549

	December 31, 2010	March 31, 2011
Property and equipment, net:
Americas	$1,475,021	$1,492,567
EMEA	63,820	73,317
Asia Pacific	114,581	129,523

Total property and equipment, net	$1,653,422	$1,695,407

See Note 14 —“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2011
Display	$491,041	$522,623
Search	841,214	455,121
Other	264,705	236,613

Total revenue	$1,596,960	$1,214,357

	Three Months Ended
	March 31, 2010	March 31, 2011
Revenue:
U.S.	$1,120,664	$778,969
International	476,296	435,388

Total revenue	$1,596,960	$1,214,357

	December 31, 2010	March 31, 2011
Property and equipment, net:
U.S.	$1,471,536	$1,489,246
International	181,886	206,161

Total property and equipment, net	$1,653,422	$1,695,407

Note 13 INCOME TAXES

The effective tax rate for the three months ended March 31, 2011 was 27 percent, compared to 18 percent for the same period in 2010. The Company’s rate differs from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to its reserves for tax uncertainties.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

During the first quarter of 2011, the Company reached agreements with both the United Kingdom Inland Revenue (IR) and the California Franchise Tax Board (FTB) in connection with adjustments to income tax returns that spanned years from 2005 to 2008. During the same period of 2010, the Company reached agreement with the U.S. Internal Revenue Service in connection with adjustments to its 2005 and 2006 U.S. federal income tax returns. All of the above agreements resulted in net reductions to its reserves for tax uncertainties.

The Company’s gross amount of unrecognized tax benefits as of March 31, 2011 is $523 million, of which, $404 million is recorded on the condensed consolidated balance sheets. As a result of the above mentioned agreements with the IR and FTB, there was a reduction to the Company’s gross unrecognized tax benefit of $82 million. Of this $82 million, $21 million resulted in an effective tax rate benefit during the first quarter. These reductions to the gross unrecognized tax benefits have been offset by current year tax positions that increase unrecognized tax benefits. In total, the gross unrecognized tax benefits as of March 31, 2011 decreased by $74 million from the recorded balance as of December 31, 2010.

The Company is in various stages of the examination and appeals process in connection with all of its tax audits worldwide and it is difficult to determine when these examinations will be settled. As a result, it is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2011
Employee severance pay and related costs	$258	$9,335
Non-cancelable lease, contract termination, and other charges	4,154	1,992

Sub-total before reversal of stock-based compensation expense	4,412	11,327
Reversal of stock-based compensation expense	—	(752)

Restructuring charges, net	$4,412	$10,575

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Q4’08 Restructuring Plan. During the fourth quarter of 2008, the Company implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three months ended March 31, 2010, the Company incurred total pre-tax cash charges of approximately $4 million in facility and other restructuring costs related to the Q4’08 restructuring plan, consisting of $5 million in charges related to the Americas segment, offset by a $1 million reversal related to the EMEA segment. During the three months ended March 31, 2011, the Company incurred total pre-tax cash charges of approximately $2 million in facility and other restructuring costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on its strategic initiatives. The Company exited the facility in the third quarter of 2010. In connection with the strategic realignment efforts, a U.S. executive of one of the Company’s acquired businesses departed. During the three months ended March 31, 2010, the Company incurred total pre-tax cash charges of less than $1 million in severance and other related costs related to the Q4’09 restructuring charges, consisting of charges related to the EMEA segment. During the three months ended March 31, 2011, the Company recorded a reversal of $1 million for adjustments to original estimates in severance and other related costs related to the Q4’09 restructuring charges, entirely related to the EMEA segment.

Q4’10 Restructuring Plan. During the fourth quarter of 2010, the Company began implementation of a worldwide workforce reduction to align resources with its product strategy. During the three months ended March 31, 2011, the Company incurred total pre-tax cash charges of $2 million in severance and other costs related to the Q4’10 restructuring plan, consisting of $1 million in charges related to the Americas segment and $1 million related to the EMEA segment.

Q1’11 Restructuring Plan. During the first quarter of 2011, the Company began implementation of a workforce realignment to further reduce its cost structure. During the three months ended March 31, 2011, the Company incurred total pre-tax cash charges of $9 million in severance and other costs related to the Q1’11 restructuring plan. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $8 million in restructuring charges, net recorded in the three months ended March 31, 2011, $7 million related to the Americas segment and $1 million related to the EMEA segment.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

Restructuring Accruals. The $63 million restructuring liability as of March 31, 2011 consists of $20 million for employee severance pay expenses which the Company expects to substantially pay by the end of the first quarter of 2012, and $43 million relates to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations which extend to the second quarter of 2017.

The Company’s restructuring accrual activity for the quarter ended March 31, 2011 is summarized as follows (in thousands):

	Q4’08 Restructuring Plan	Q4’09 Restructuring Charges	Q4’10 Restructuring Plan	Q1’11 Restructuring Plan	Total
Balance as of January 1, 2011	$49,484	$4,286	$33,332	$—	$87,102
Employee severance pay and related costs	3	50	2,865	9,026	11,944
Reversals of stock-based compensation expense	—	—	—	(752)	(752)
Non-cancelable lease, contract termination, and other charges	2,055	12	—	—	2,067
Reversal of previous charges	(75)	(1,426)	(1,183)	—	(2,684)

Restructuring charges, net for the quarter ended March 31, 2011	$1,983	$(1,364)	$1,682	$8,274	$10,575
Cash paid	(8,184)	(1,105)	(22,449)	(3,591)	(35,329)
Non-cash reversals (accelerations) of stock-based compensation expense	—	—	—	752	752
Non-cash adjustments	(149)	198	(902)	915	62

Balance as of March 31, 2011	$43,134	$2,015	$11,663	$6,350	$63,162

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2010	March 31, 2011
Americas	$68,268	$49,126
EMEA	16,895	12,691
Asia Pacific	1,939	1,345

Total restructuring accruals	$87,102	$63,162

Note 15 SEARCH AGREEMENT WITH MICROSOFT CORPORATION

On December 4, 2009, the Company entered into a Search and Advertising Services and Sales Agreement (“Search Agreement”) with Microsoft Corporation (“Microsoft”), which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. The Company also entered into a License Agreement with Microsoft. Under the License Agreement, Microsoft acquired an exclusive 10-year license to the Company’s core search technology and will have the ability to integrate this technology into its existing Web search platforms. The Company received regulatory clearance from both the U.S. Department of Justice and the European Commission on February 18, 2010 and commenced implementation of the Search Agreement on February 23, 2010. Under the Search Agreement, the Company will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. The term of the Search Agreement is 10 years from February 23, 2010, subject to earlier termination as provided in the Search Agreement.

During the first five years of the term of the Search Agreement, in the transitioned markets the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue is deducted. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. As of March 31, 2011, the Company has collected a total amount of $56 million on behalf of Microsoft and affiliates, which is included in cash and cash equivalents as of March 31, 2011, with a corresponding liability in accrued expenses and other current liabilities that the Company will remit to Microsoft in the second quarter of 2011. The Company’s uncollected 88 percent revenue share in connection with the Search Agreement was $207 million as of March 31, 2011.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements—Continued

(unaudited)

The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis and are expected to continue through 2012, and possibly 2013. The algorithmic and paid search transition to the Microsoft platform was completed in the U.S. and Canada in the fourth quarter of 2010, and the Company plans to continue to transition algorithmic search in other markets in 2011. The transition of paid search in other markets is expected to resume in late 2011 or early 2012.

Under the Search Agreement, for each market, Microsoft guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only, for 18 months after the transition of paid search services to Microsoft’s platform in that market. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods. The Company records the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which would typically be the quarter in which the associated shortfall in revenue per search occurred.

Microsoft has agreed to reimburse the Company for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. The Company’s results for the three months ended March 31, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $11 million incurred by Yahoo! related to the Search Agreement in the three months ended March 31, 2011. During the quarter ended March 31, 2010, the Company recorded reimbursements of $24 million for transition costs incurred in the first quarter of 2010 and $43 million for transition costs incurred in 2009. The 2009 transition cost reimbursements were recorded in 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. Through the first quarter of 2011, the Company has incurred transition costs of $135 million reimbursable by Microsoft under the Search Agreement.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results for the three months ended March 31, 2010 and 2011 reflect $35 million and $56 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

In addition to the reimbursements for transition and search costs, the Company recorded reimbursements of $15 million for employee retention costs incurred in the first quarter of 2010 and reimbursements of $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and search operating cost reimbursements.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. Of the total amounts incurred in the fourth quarter of 2010, the total reimbursements not yet received from Microsoft of $64 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2010. Of the total amounts incurred in the first quarter of 2011, the total reimbursements not yet received from Microsoft of $28 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of March 31, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

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

Our offerings to users on Yahoo! Properties currently fall into three categories: Communications and Communities; Search and Marketplaces; and Media. The majority of what we offer is available in more than 25 languages and in more than 50 countries, regions, and territories. We have properties tailored to users in specific international markets including Yahoo! Homepage and social networking Websites such as Meme and Wretch. We manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific.

First Quarter Highlights

	Three Months Ended March 31,		Dollar Change
Operating Highlights	2010	2011
	(In thousands)
Revenue	$1,596,960	$1,214,357	$(382,603)
Income from operations	$188,021	$189,745	$1,724

	Three Months Ended March 31,		Dollar Change
Cash Flow Highlights	2010	2011
	(In thousands)
Net cash provided by operating activities	$143,597	$208,370	$64,773
Net cash provided by (used in) investing activities	$294,346	$(19,465)	$(313,811)
Net cash used in financing activities	$(369,854)	$(123,347)	$246,507

Our revenue decrease of 24 percent for the three months ended March 31, 2011, compared to the same period in 2010, can be attributed primarily to a decline in our search revenue offset by an increase in display revenue. The increase in income from operations for the three months ended March 31, 2011 reflects a decrease in operating expenses of $55 million, compared to the same period in 2010. The decrease in operating expenses is primarily attributable to decreases in stock-based compensation expense and marketing expenses.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the three months ended March 31, 2011 generated adequate cash to meet our operating needs. Cash used by investing activities in the three months ended March 31, 2011 included net proceeds from sales, maturities, and purchases of marketable debt securities of $186 million offset by $34 million used for an acquisition, net of cash acquired, and net capital expenditures of $168 million. Cash used in financing activities included $137 million used in the direct repurchase of common stock and $26 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding related reacquisition of shares of restricted stock, offset by $23 million in proceeds from employee option exercises.

Search Agreement with Microsoft Corporation

Under the Search Agreement, for each market, Microsoft guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only, for 18 months after the transition of paid search services to Microsoft’s platform in that market. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which would typically be the quarter in which the associated shortfall in revenue per search occurred.

Under the Search Agreement, Microsoft has agreed to reimburse us for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. Our results for the three months ended March 31, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement which were equal to the transition costs of $11 million incurred by Yahoo! related to the Search Agreement in the three months ended March 31, 2011. During the quarter ended March 31, 2010, we recorded reimbursements of $24 million for transition costs incurred in the first quarter of 2010 and $43 million for transition costs incurred in 2009. The 2009 transition cost reimbursements were recorded in the first quarter of 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. Through the first quarter of 2011, we have incurred transition costs of $135 million reimbursable by Microsoft under the Search Agreement.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. Our results for the three months ended March 31, 2011 reflect $56 million in search operating cost reimbursements from Microsoft under the Search Agreement, compared to $35 million for the same period of 2010. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis and are expected to continue through 2012, and possibly 2013. The algorithmic and paid search transition to the Microsoft platform was completed in the U.S. and Canada in the fourth quarter of 2010, and we plan to continue to transition algorithmic search in other markets in 2011. The transition of paid search in other markets is expected to resume in late 2011 or early 2012. Search operating cost reimbursements are expected to decline as we fully transition all markets and the underlying expenses are no longer incurred under our cost structure following completion of the transition.

In addition to the reimbursements for transition and search costs, we recorded reimbursements of $15 million for employee retention costs incurred in the first quarter of 2010 and reimbursements of $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and search operating cost reimbursements.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred in the first quarter of 2011, the total reimbursements not yet received from Microsoft of $28 million were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of March 31, 2011. The $28 million of unpaid reimbursements were received during the second quarter of 2011.

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

As a result of the required change in revenue presentation and the revenue share with Microsoft, our revenue and traffic acquisition costs for the second quarter of 2011 are expected to be lower than these amounts would otherwise have been by approximately $220 million and $190 million, respectively.

See Note 15 — “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements for additional information.

Results of Operations

Revenue. Revenue by groups of similar services were as follows (dollars in thousands):

	Three Months Ended March 31,				Percent Change
	2010	(*)	2011	(*)
Display	$491,041	30%	$522,623	43%	6%
Search	841,214	53%	455,121	37%	(46)%
Other	264,705	17%	236,613	20%	(11)%

Total revenue	$1,596,960	100%	$1,214,357	100%	(24)%

(*)	Percent of total revenue.

We currently generate revenue principally from display advertising on Yahoo! Properties and from search advertising on Yahoo! Properties and Affiliate sites.

To assist us in evaluating display advertising and search advertising, beginning in the fourth quarter of 2010, we began reporting the number of Web pages viewed by users (“Page Views”) separately for display and search. “Search Page Views” is defined as the number of Web pages viewed by users on Yahoo! Properties and Affiliate sites resulting from search queries and “revenue per Search Page View” is defined as search revenue divided by our Search Page Views. “Display Page Views” is defined as the total number of Page Views on Yahoo! Properties less the number of Search Page Views on Yahoo! Properties, and “revenue per Display Page View” is defined as display revenue divided by our Display Page Views. While we also receive display revenue for content match links (advertising in the form of contextually relevant links to advertisers’ Websites) on Yahoo! Properties and Affiliate sites and for display advertising on Affiliate sites, we do not include that revenue or those Page Views in our discussion or calculation of Display Page Views or revenue per Display Page View because the net revenue and related volume metrics associated with them are not currently material to display revenue.

We periodically review and refine our methodology for monitoring, gathering, and counting Page Views on Yahoo! Properties. Based on this process, from time to time, we update our methodology to exclude from the count of Page Views interactions with our servers that we determine or believe are not the result of user visits to Yahoo! Properties.

Display Revenue. Display revenue for the three months ended March 31, 2011 increased by 6 percent, compared to the same period in 2010. Our year-over-year growth in display revenue can be primarily attributed to a higher volume of ad impressions. For the three months ended March 31, 2011, Display Page Views decreased 1 percent and revenue per Display Page View increased 10 percent, compared to the same period in 2010 due to the increase in display revenue as discussed above.

We expect display revenue to increase for the second quarter of 2011, compared to the same period of 2010, as we continue to grow our display advertising business.

Search Revenue. Search revenue for the three months ended March 31, 2011 decreased by 46 percent, compared to the same period in 2010. Search revenue decreased primarily due to the required change in revenue presentation in the fourth quarter of 2010, the associated revenue share with Microsoft for transitioned markets, and the loss of an affiliate in the Asia Pacific region. For the three months ended March 31, 2011, Search Page Views decreased 6 percent and revenue per Search Page View decreased 42 percent, compared to the same period in 2010. The decline in revenue per Search Page View for the three months ended March 31, 2011 compared to the same period in 2010 was due to the decline in search revenue as discussed above.

We expect search revenue for the second quarter of 2011 to decrease compared to the same period of 2010. The decrease is primarily attributable to several factors associated with the transition of algorithmic and paid search results to Microsoft’s platform in the transitioned markets, including the required change in revenue presentation for transitioned markets from a gross to a net basis and the revenue share with Microsoft in transitioned markets.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue and fees revenue. Other revenue for the three months ended March 31, 2011 decreased by 11 percent, compared to the same period in 2010. The decrease can be attributable to changes in certain of our broadband access partnerships and to the divestiture of certain business lines throughout 2010. In addition, revenue from other premium services declined year-over-year as we continue to outsource various offerings.

We expect other revenue to decline slightly for the second quarter of 2011, compared to the same period of 2010. The divestitures and outsourcing of non-core businesses and offerings, as well as changes in certain of our broadband access partnerships from a fee-paying user structure to other fee structures such as fixed fee, are among the factors expected to contribute to the decrease in other revenue.

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

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2010	(*)	2011	(*)
Cost of revenue	$706,382	44%	$377,462	31%	$(328,920)	(47)%
Sales and marketing	$313,538	20%	$262,234	22%	$(51,304)	(16)%
Product development	$266,077	17%	$243,067	20%	$(23,010)	(9)%
General and administrative	$110,428	7%	$123,224	10%	$12,796	12%
Amortization of intangibles	$8,102	1%	$8,050	1%	$(52)	(1)%
Restructuring charges, net	$4,412	0%	$10,575	1%	$6,163	140%

(*)	Percent of total revenue.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Cost of revenue	$1,011	$648
Sales and marketing	13,678	6,697
Product development	32,373	17,672
General and administrative	13,721	10,099
Restructuring expense reversals	—	(752)

Total stock-based compensation expense	$60,783	$34,364

For additional information about stock-based compensation, see Note 10 — “Stockholders’ Equity and Employee Benefits” in the Notes to the condensed consolidated financial statements elsewhere in this Report as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The changes in operating costs and expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(9,416)	$882	$(5,184)	$(316,498)	$(169)	$1,465	$(328,920)
Sales and marketing	(25,335)	(250)	(946)	—	59	(24,832)	(51,304)
Product development	(23,484)	(1,158)	2,558	—	(159)	(767)	(23,010)
General and administrative	(723)	(212)	(1,184)	—	(43)	14,958	12,796
Amortization of intangibles	—	—	(52)	—	—	—	(52)
Restructuring charges, net	—	—	—	—	—	6,163	6,163

Total	$(58,958)	$(738)	$(4,808)	$(316,498)	$(312)	$(3,013)	$(384,327)

Compensation Expense. Total compensation expense decreased $59 million for the three months ended March 31, 2011, compared to the same period in 2010. Excluding the net impact of Microsoft reimbursements, compensation expense declined $80 million, primarily due to a decrease in stock-based compensation expense, lower salaries and wages from decreased headcount across all functions, and the capitalization of otherwise expensed compensation costs associated with increased efforts in development of our technology platform and specific products. The decrease in stock-based compensation expense is primarily due to higher employee forfeitures and reduced headcount in the three months ended March 31, 2011, compared to the same period of 2010. Capitalized internal use software and Website development costs have increased as we continue to invest in improving our technology platforms. The decline in compensation expense was offset by decreased Microsoft reimbursements of $21 million during the three months ended March 31, 2011, compared to the same period of 2010. The decrease in Microsoft reimbursements in the three months ended March 31, 2011 compared to the same period in 2010 was due to the impact of 2009 transition cost reimbursements being recorded in the first quarter of 2010.

Information Technology. Information technology expense decreased less than $1 million for the three months ended March 31, 2011, compared to the same period in 2010. Excluding the net impact of Microsoft reimbursements, information technology expense increased $8 million due to data center operating costs. This increase was offset by increased reimbursements from Microsoft of $9 million during the three months ended March 31, 2011, compared to the same period of 2010. The increase in Microsoft reimbursements was due to the inclusion of three months of expenses in the three months ended March 31, 2011 compared to the inclusion of one month of expenses in the same period of 2010.

Depreciation and Amortization. Depreciation and amortization expense decreased $5 million for the three months ended March 31, 2011, compared to the same period in 2010. The decline was primarily due to increased reimbursements from Microsoft of $5 million during the three months ended March 31, 2011, compared to the same period of 2010. Excluding the net impact of Microsoft reimbursements, depreciation and amortization expense was flat compared to the same period of 2010. The increase in Microsoft reimbursements was due to the inclusion of three months of expenses in the three months ended March 31, 2011 compared to the inclusion of one month of expenses in the same period of 2010.

TAC. TAC decreased $316 million for the three months ended March 31, 2011, compared to the same period in 2010. The decrease was primarily due to the change in the recording of TAC in the fourth quarter of 2010 due to the Search Agreement with Microsoft as we no longer incur TAC for transitioned markets. We now receive an 88 percent revenue share in the transitioned markets as Microsoft is the primary obligor to the advertisers. In addition, the decrease in TAC year-over-year was due to the loss of an affiliate in the Asia Pacific region during late 2010.

Facilities and Other Expenses. Facilities and other expenses decreased $3 million for the three months ended March 31, 2011, compared to the same period in 2010. Excluding the net impact of Microsoft reimbursements, facilities and other expenses declined $18 million, primarily due to decreases in marketing-related expenses of $21 million. Marketing-related expenses decreased during the three months ended March 31, 2011 compared to the same period of 2010 due to the launch of various 2010 marketing campaigns, including our global branding campaign, for which there were no similar campaigns in the three months ended March 31, 2011. The decline in facilities and other expenses was offset by decreased Microsoft reimbursements of $15 million during the three months ended March 31, 2011, compared to the same period of 2010.The decrease in Microsoft reimbursements in the three months ended March 31, 2011 compared to the same period in 2010 was due to the impact of 2009 transition cost reimbursements being recorded in the first quarter of 2010.

We currently expect our operating costs to decrease for the second quarter of 2011, compared to the same period of 2010, primarily due to lower workforce expenses driven by restructuring activities and higher marketing expenses in 2010 than 2011 as we continue our efforts to drive efficiencies and align our spending with our strategic priorities.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2011
Employee severance pay and related costs	$258	$9,335
Non-cancelable lease, contract termination, and other charges	4,154	1,992

Sub-total before reversal of stock-based compensation expense	4,412	11,327
Reversal of stock-based compensation expense	—	(752)

Restructuring charges, net	$4,412	$10,575

Q4’08 Restructuring Plan. During the fourth quarter of 2008, we implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three months ended March 31, 2010, we incurred total pre-tax cash charges of approximately $4 million in facility and other restructuring costs related to the Q4’08 restructuring plan, consisting of $5 million in charges related to the Americas segment, offset by a $1 million reversal related to the EMEA segment. During the three months ended March 31, 2011, we incurred total pre-tax cash charges of approximately $2 million in facility and other restructuring costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment. As of March 31, 2011, the aggregate outstanding restructuring liability related to the Q4’08 restructuring plan was $43 million, most of which relates to non-cancelable lease costs that we expect to pay over the lease terms of the related obligations, which end by the second quarter of 2017.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We exited the facility in the third quarter of 2010. In connection with the strategic realignment efforts, a U.S. executive of one of our acquired businesses departed. During the three months ended March 31, 2010, we incurred pretax cash charges of less than $1 million in severance and other related costs related to the Q4’09 restructuring charges, consisting of charges related to the EMEA segment. During the three months ended March 31, 2011, we recorded a reversal of $1 million for adjustments to original estimates in severance and other related costs related to the Q4’09 restructuring charges, entirely related to the EMEA segment. As of March 31, 2011, the aggregate outstanding restructuring liability related to the Q4’09 restructuring charges was $2 million, which we expect to substantially pay by the second quarter of 2011.

Q4’10 Restructuring Plan. During the fourth quarter of 2010, we began implementation of a worldwide workforce reduction to align resources with our product strategy. During the three months ended March 31, 2011, we incurred total pre-tax cash charges of $2 million in severance and other costs related to the Q4’10 restructuring plan, consisting of $1 million in charges related to the Americas segment and $1 million related to the EMEA segment. As of March 31, 2011, the aggregate outstanding restructuring liability related to the Q4’10 restructuring plan was $12 million, which we expect to substantially pay by the first quarter of 2012.

Q1’11 Restructuring Plan. During the first quarter of 2011, we began implementation of a workforce realignment to further reduce our cost structure. During the three months ended March 31, 2011, we incurred total pre-tax cash charges of $9 million in severance and other costs related to the Q1’11 restructuring plan. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $8 million in restructuring charges, net recorded in the three months ended March 31, 2011, $7 million related to the Americas segment and $1 million related to the EMEA segment. As of March 31, 2011, the aggregate outstanding restructuring liability related to the Q1’11 restructuring plan was $6 million, which we expect to substantially pay by the first quarter of 2012.

In addition to the charges described above, we currently expect to incur future charges of approximately $15 million to $20 million primarily related to non-cancelable operating costs and accretion related to exited facilities identified as part of the Q4’08 restructuring plan. Of the total future charges, $14 million to $19 million relates to the Americas segment, $1 million relates to the EMEA segment, and no charges relate to the Asia Pacific segment. The future charges are expected to be recorded through 2017. See Note 14 — “Restructuring charges, net” in the Notes to the condensed consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (in thousands):

	Three Months Ended March 31,		Dollar Change
	2010	2011
	(In thousands)
Interest and investment income	$6,343	$5,360	$(983)
Gain on sale of Zimbra, Inc.	66,130	—	(66,130)
Other	13,855	(333)	(14,188)

Total other income, net	$86,328	$5,027	$(81,301)

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

Income Taxes. The effective tax rate for the three months ended March 31, 2011 was 27 percent, compared to 18 percent for the same period in 2010. Our rate differs from the statutory federal income tax rate of 35 percent as a result of several factors, including state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to our reserves for tax uncertainties.

During the first quarter of 2011, we reached agreements with both the United Kingdom Inland Revenue (IR) and the California Franchise Tax Board (FTB) in connection with adjustments to income tax returns that spanned years from 2005 to 2008. During the same period of 2010, we reached agreement with the U.S. Internal Revenue Service in connection with adjustments to our 2005 and 2006 U.S. federal income tax returns. All of the above agreements resulted in net reductions to our reserves for tax uncertainties.

Our gross amount of unrecognized tax benefits as of March 31, 2011 is $523 million, of which $404 million is recorded on the condensed consolidated balance sheets. As a result of the above mentioned agreements with the IR and FTB, there was a reduction to our gross unrecognized tax benefit of $82 million. Of this $82 million, $21 million resulted in an effective tax rate benefit during the first quarter. These reductions to the gross unrecognized tax benefits have been offset by current year tax positions that increase unrecognized tax benefits. In total, the gross unrecognized tax benefits as of March 31, 2011 decreased by $74 million from the recorded balance as of December 31, 2010.

Earnings in Equity Interests. Earnings in equity interests for the three months ended March 31, 2011 was $82 million, compared to $87 million for the same period in 2010. The decline for the three months ended March 31, 2011 was due primarily to a non-cash impairment charge required under U.S. GAAP of $26 million related to an investment held by Yahoo Japan whose fair value was determined to be less than its carrying value. This was offset by Yahoo Japan’s improved financial performance. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Business Segment Results

We manage our business geographically. The primary areas of measurement and decision-making were Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments. Prior period presentations have been updated to conform to the current profitability measures being used by our management team to evaluate the financial performance of our segments.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2011
Revenue by segment:
Americas	$1,155,011	$818,931
EMEA	141,827	154,050
Asia Pacific	300,122	241,376

Total revenue	1,596,960	1,214,357

TAC by segment:
Americas	$281,746	$38,141
EMEA	53,420	57,512
Asia Pacific	131,364	54,378

Total TAC	466,530	150,031

Revenue ex-TAC by segment:
Americas	$873,265	$780,790
EMEA	88,407	96,538
Asia Pacific	168,758	186,998

Total revenue ex-TAC	1,130,430	1,064,326

Direct costs by segment(1) :
Americas	144,904	136,074
EMEA	30,773	30,587
Asia Pacific	34,467	44,585
Global operating costs(2)(3)	501,824	457,772
Restructuring charges, net	4,412	10,575
Depreciation and amortization	165,246	160,438
Stock-based compensation expense	60,783	34,550

Income from operations	$188,021	$189,745

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

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs.

Americas. Americas revenue ex-TAC for the three months ended March 31, 2011 decreased $92 million, or 11 percent, compared to the same period in 2010. The decrease in revenue ex-TAC was a result of a decline in our search advertising business and other revenue, partially offset by an increase in our display advertising business. Search revenue ex-TAC decreased due to the revenue share with Microsoft associated with the Search Agreement. These decreases were offset by an increase in display revenue ex-TAC driven by a higher volume of ad impressions. For the three months ended March 31, 2011, direct costs attributable to the Americas segment decreased $9 million, or 6 percent, compared to the same period in 2010. The decrease is primarily due to lower compensation costs driven by lower headcount and lower direct marketing costs, offset by higher content costs.

Revenue ex-TAC in the Americas accounted for approximately 73 percent of total revenue ex-TAC for the three months ended March 31, 2011, compared to 77 percent for the three months ended March 31, 2010.

EMEA. EMEA revenue ex-TAC for the three months ended March 31, 2011 increased $8 million, or 9 percent, compared to the same period in 2010. The increase in revenue ex-TAC was primarily a result of an increase in our display advertising business. For the three months ended March 31, 2011, direct costs attributable to the EMEA segment were flat compared to the same period in 2010.

Revenue ex-TAC in EMEA accounted for approximately 9 percent of total revenue ex-TAC for the three months ended March 31, 2011, compared to 8 percent for the three months ended March 31, 2010.

Asia Pacific. Asia Pacific revenue ex-TAC for the three months ended March 31, 2011 increased $18 million, or 11 percent, compared to the same period in 2010. The increase in Asia Pacific revenue ex-TAC was primarily driven by an increase in our display advertising business and the favorable effects of foreign currency exchange rate fluctuations, offset by the loss of an Affiliate in the Asia Pacific region in late 2010. For the three months ended March 31, 2011, direct costs attributable to the Asia Pacific segment increased $10 million, or 29 percent, compared to the same period in 2010. The increase is primarily due to higher compensation costs driven by higher average headcount as well as increased data center costs.

Revenue ex-TAC in Asia Pacific accounted for approximately 18 percent of total revenue ex-TAC for the three months ended March 31, 2011, compared to 15 percent for the three months ended March 31, 2010.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue ex-TAC and operating expenses. Conversely, our consolidated revenue ex-TAC and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates for the three months ended March 31, 2010, revenue ex-TAC for the Americas segment for the three months ended March 31, 2011 would have been lower than we reported by $2 million, revenue ex-TAC for the EMEA segment would have been higher than we reported by $1 million, and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $13 million. Using the foreign currency exchange rates from the three months ended March 31, 2010, direct costs for the Americas segment for the three months ended March 31, 2011 would have been lower than we reported by $1 million, direct costs for the EMEA segment would have been higher than we reported by $1 million, and direct costs for the Asia Pacific segment would have been lower than we reported by $3 million.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our estimates form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption Management’s Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

	As of December 31, 2010	As of March 31, 2011
	(Dollars in thousands)
Cash and cash equivalents	$1,526,427	$1,619,177
Short-term marketable debt securities	1,357,661	1,169,409
Long-term marketable debt securities	744,594	739,091

Total cash, cash equivalents, and marketable debt securities	$3,628,682	$3,527,677

Percentage of total assets	24%	24%

	Three Months Ended March 31,
Cash Flow Highlights	2010	2011
	(In thousands)
Net cash provided by operating activities	$143,597	$208,370
Net cash provided by (used in) investing activities	$294,346	$(19,465)
Net cash used in financing activities	$(369,854)	$(123,347)

Our operating activities for the three months ended March 31, 2011 generated adequate cash to meet our operating needs. As of March 31, 2011, we had cash, cash equivalents, and marketable debt securities totaling $3.5 billion, compared to $3.6 billion at December 31, 2010. During the three months ended March 31, 2011, we repurchased 8.4 million shares for $137 million.

During the three months ended March 31, 2011, we generated $208 million of cash from operating activities, net proceeds from sales, maturities and purchases of marketable debt securities of $186 million, and $23 million from the issuance of common stock as a result of the exercise of employee stock options. This was offset by a net $168 million in capital expenditures, $26 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock, $137 million used in the direct repurchase of common stock and a net $34 million for an acquisition. During the three months ended March 31, 2010, we generated $144 million of cash from operating activities, net proceeds from sales, maturities, and purchases of marketable debt securities of $312 million, $100 million of proceeds from the sale of a divested business, and $13 million from the issuance of common stock as a result of the exercise of employee stock options. This was offset by a net $113 million in capital expenditures, $30 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding related reacquisition of shares of restricted stock, and $385 million used in the direct repurchase of common stock.

We expect to continue to generate positive cash flows from operations for the second quarter of 2011. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional debt securities or obtain credit facilities to further enhance our liquidity position.

See Note 9 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was lower than net income in the three months ended March 31, 2011 due to changes in working capital.

Cash used in investing activities was primarily attributable to capital expenditures. In the three months ended March 31, 2011, we invested $168 million in net capital expenditures and used $34 million, net of cash acquired, for an acquisition, which was offset by net proceeds from sales, maturities, and purchases of marketable debt securities of $186 million. During the three months ended March 31, 2010, we invested $113 million in net capital expenditures, which was offset by proceeds from the sale of a divested business of $100 million and net proceeds from sales, maturities, and purchases of marketable debt securities of $312 million.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises. Our cash proceeds from employee stock option exercises were $23 million for the three months ended March 31, 2011, compared to $13 million for the same period of 2010. During the three months ended March 31, 2011, we used $137 million in the direct repurchase of 8.4 million shares of common stock at an average price of $16.35 per share. We used $26 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the three months ended March 31, 2010, we used $385 million in the direct repurchase of 24.8 million shares of common stock at an average price of $15.54 per share. We used $30 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $168 million for the three months ended March 31, 2011, compared to $113 million in the same period of 2010. Our capital expenditures in 2011 are expected to be lower compared to 2010 due in part to higher infrastructure costs in 2010 in connection with our initiatives to build out our owned and operated data centers.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 13 years, expiring between 2011 and 2019.

During the second quarter of 2010, we acquired certain office space for a total of $72 million ($7 million in cash and the assumption of $65 million in debt). In the first quarter of 2010, the property was re-classified from an operating lease to a capital lease as a result of a commitment to purchase the property. Accordingly, in the second quarter of 2010, we reduced the capital lease obligation for the $7 million cash outlay and reclassified the remaining $65 million as assumed debt in our condensed consolidated balance sheets.

A summary of lease commitments as of March 31, 2011 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Nine months ending December 31, 2011	$125	$5
Years ending December 31,
2012	139	7
2013	118	8
2014	90	8
2015	71	8
2016	35	8
Due after 5 years	35	23

Total gross lease commitments	$613	$67

Less: interest	—	(27)

Net lease commitments	$613	$40

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of March 31, 2011, these commitments totaled $69 million, of which $59 million will be payable in the remainder of 2011, $7 million will be payable in 2012, and $3 million will be payable in 2013.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $36 million through 2023.

Income Taxes. As of March 31, 2011, the unrecognized tax benefits of $404 million and accrued liabilities for potential interest and penalties of $3 million are recorded on our condensed consolidated balance sheets. As of March 31, 2011, the settlement period for our income tax liabilities cannot be determined.

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

As of March 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of March 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $14 million decrease in the fair value of our available-for-sale debt securities as of both March 31, 2011 and December 31, 2010.

Foreign Currency Risk. Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses, and net income. Conversely, our revenue, operating expenses, and net income will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates for the three months ended March 31, 2010, revenue for the Americas segment for the three months ended March 31, 2011 would have been lower than we reported by $2 million, revenue for the EMEA segment would have been higher than we reported by $2 million, and revenue for the Asia Pacific segment would have been lower than we reported by $15 million. Using the foreign currency exchange rates from the three months ended March 31, 2010, direct costs for the Americas segment for the three months ended March 31, 2011 would have been lower than we reported by $1 million, direct costs for the EMEA segment would have been higher than we reported by $1 million, and direct costs for the Asia Pacific segment would have been lower than we reported by $3 million.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the three months ended March 31, 2011 and 2010, our net realized and unrealized foreign currency transaction gains and losses were not material.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of March 31, 2011 and 2010, net unrealized gains and losses on these investments were not material.

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

For a description of our material legal proceedings, see the section captioned “Contingencies” included in Note 11 — “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on February 28, 2011, as set forth below. We do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Form 10-K for the year ended December 31, 2010.

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

For the three months ended March 31, 2011, 81 percent of our total revenue came from display and search. Our ability to continue to retain and grow display and search revenue depends upon:

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

•	the effective monetization of search queries;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display advertising services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

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

We have implemented cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, outsourcing some administrative functions, consolidating space and terminating leases or entering into subleases. We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might also increase, from their reduced levels, as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo! brand, fund product development, and acquire and integrate complementary businesses and technologies. Our operating costs might also increase if we do not effectively manage costs as we transition markets under the Search Agreement and reimbursements from Microsoft under the Search Agreement decline or cease. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement additional cost cutting measures. If our expenses increase at a greater pace than our revenue, or if we fail to implement additional cost cutting if required in a timely manner, our profitability will decline.

Transition, implementation and execution risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. The parties commenced implementation of the Search Agreement on February 23, 2010. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis and are expected to continue through 2012, and possibly 2013. The transition process is complex and requires the expenditure of significant time and resources by us. The algorithmic and paid search transition to the Microsoft platform was completed in the U.S. and Canada in the fourth quarter of 2010, and we plan to continue to transition algorithmic search in other markets in 2011. The transition of paid search in other markets is expected to resume in late 2011 or early 2012. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

If Microsoft fails to perform as required under the Search Agreement for any reason or suffers service level interruptions or other performance issues (including if Microsoft is unable to effectively monetize search queries in markets where paid search has transitioned under the Search Agreement), if advertisers, Affiliates, or users are less satisfied than expected with the services provided or results obtained after transition or during the period prior to transition of search to Microsoft in their respective markets, we may not realize the anticipated benefits of the Search Agreement, we may lose advertisers, publishers and Affiliates and our search revenue or our profitability could decline. In addition, to the extent the RPS Guarantee payments we receive do not fully offset any shortfall relating to revenue per search in transitioned markets, our search revenue or our profitability could decline.

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

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from and about our users. Our privacy policies and practices concerning the collection, use, and disclosure of user data are posted on our and many of our Affiliates’ Websites. Any failure, or perceived failure, by us to comply with our posted privacy policies, to make effective modifications to our privacy policies, or to comply with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or data-protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

Any failure to scale and adapt our existing technology architecture to manage expansion of user-facing services and to respond to rapid technological change could adversely affect our business

As some of the most visited sites on the Internet, Yahoo! Properties deliver a significant number of products, services, page views, and advertising impressions to users around the world. The products and services offered by us are expected to continue to expand and change significantly and rapidly in the future to accommodate new technologies and Internet advertising solutions, and new means of content delivery.

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

We offer fee-based enhancements for many of our free services, including e-mail, personals and finance. The development cycles for these technologies are long and generally require significant investment by us. We have invested and will continue to invest in new products and services. Some of these new products and services might not generate anticipated revenue or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenue for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenue from these services that are greater than the cost of providing such services, our operating results could be harmed.

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

We enter into distribution arrangements with third parties such as operators of third-party Websites, online networks, software companies, electronics companies, computer manufacturers and others to promote or supply our services to their users. For example:

•	We maintain search and display advertising relationships with Affiliate sites, which integrate our advertising offerings into their Websites;

•	We enter into distribution alliances with Internet service providers (including providers of cable and broadband Internet access) and software distributors to promote our services to their users; and

•	We enter into agreements with mobile, tablet, netbook, television, and other device manufacturers, electronics companies and carriers to promote our software and services on their devices.

In some markets, we depend on a limited number of distribution arrangements for a significant percentage of our user activity. A failure by our distributors to attract or retain their user bases would negatively impact our user activity and, in turn, would reduce our revenue.

Distribution agreements often involve revenue sharing or fees. Over time competition to enter into distribution arrangements may cause our traffic acquisition costs to increase. In some cases, we guarantee distributors a minimum level of revenue and, as a result, run a risk that the distributors’ performance (in terms of ad impressions, toolbar installations, etc.) might not be sufficient to otherwise earn their minimum payments. In other cases, we agree that if the distributor does not realize specified minimum revenue we will adjust the distributor’s revenue-share percentage or provide make-whole arrangements.

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

New technologies could block display advertisements or search advertisements or shift the location in which search results appear, which could harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block display or search advertisements or shift the location in which search results appear so that our advertisements appear below those of our competitors. Most of our revenue is derived from fees paid by advertisers in connection with the display of graphical advertisements or clicks on search advertisements on Web pages. As a result, advertisement-blocking or search result shifting technology could reduce the number of display and search advertisements that we are able to deliver and, in turn, could reduce our advertising revenue and operating results.

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

Delays or disruptions to our service could result from a variety of causes, including the following:

•

Our operations are susceptible to outages and interruptions due to fire, flood, earthquake, tsunami, other natural disasters, power loss, telecommunications failures, cyber attacks, terrorist attacks, political or social unrest, and similar events.

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

•

We rely on third-party providers for our principal Internet connections and co-location of a significant portion of our data servers, as well as for our payment processing capabilities and key components or features of our search, e-mail and VOIP services, news, stock quote and other content delivery, chat services, mapping, streaming, geo-targeting, music, games, and other services. We have little or no control over these third-party providers. Any disruption of the services they provide us or any failure of these third-party providers to handle higher volumes of use could, in turn, cause delays or disruptions in our services and loss of revenue. In addition, if our agreements with these third-party providers are terminated for any reason, we might not have a readily available alternative

Prolonged delays or disruptions to our service could result in a loss of users, damage our brands and harm our operating results.

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

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets, or investments in equity interests, including investments held by our equity investees, become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets and investments in equity interests, including investments held by our equity investees, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets include significant adverse changes in the business climate (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the companies in which we invested or the investments held by those companies. We have recorded and may be required in the future to record additional charges to earnings if a portion of our goodwill, amortizable intangible assets, or investments in equity interests, including investments held by our equity investees, becomes impaired. Any such charge would adversely impact our financial results.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended March 31, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $15.57 to $17.77 per share and the closing sale price on April 29, 2011 was $17.70 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of other companies that investors may deem comparable to us; the current and anticipated future operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group Holding Limited (“Alibaba Group”); and news reports or rumors relating to us, trends in our markets, or general economic conditions.

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

Delaware statutes and certain provisions in our charter documents could make it more difficult for a third-party to acquire us.

Our Board of Directors has the authority to issue up to 10 million shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change in control of Yahoo! without further action by the stockholders and may adversely affect the voting and other rights of the holders of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2011 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
January 1 — January 31, 2011	—	—	—	$2,224,088
February 1 — February 28, 2011	1,402,000	$16.28	1,402,000	$2,201,262
March 1 — March 31, 2011	6,999,100	$16.37	6,999,100	$2,086,720

Total	8,401,100	$16.35	8,401,100

(*)

The shares repurchased in the three months ended March 31, 2011 were under our stock repurchase program that was announced in June 2010 with an authorized level of $3.0 billion. This program, according to its terms, will expire in June 2013. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

On March 1, 2011, our stockholder rights plan expired by its terms.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: May 10, 2011	By:	/s/ CAROL BARTZ
Carol Bartz
Chief Executive Officer

Dated: May 10, 2011	By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse
Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement (including the form of Rights Certificate), dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent and previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.3(B)+*	Form of Enrollment Agreement under Yahoo! Inc. 1996 Employee Stock Purchase Plan.

10.12+*	Summary of Compensation Payable to Named Executive Officers.

10.18(D)†*	First Amendment to Search and Advertising Services and Sales Agreement, dated as of July 14, 2010, by and between the Registrant and Microsoft Corporation.

10.18(E)†*	Second Amendment to Search and Advertising Services and Sales Agreement, dated as of October 10, 2010, by and between the Registrant and Microsoft Corporation.

10.18(F)†*	Third Amendment to Search and Advertising Services and Sales Agreement, dated as of March 31, 2011, by and between the Registrant and Microsoft Corporation.

10.18(G)†*	Amendment No. 1 to License Agreement, dated as of October 10, 2010, by and between the Registrant and Microsoft Corporation.

10.20+*	Employment Offer Letter, dated May 28, 2010, between the Registrant and Blake Irving.

10.21+*	Employment Offer Letter, dated October 27, 2010, between the Registrant and Ross Levinsohn.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2011.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2011.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 10, 2011.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.