Form 10-Q
period 2011-06-30
YAHOO INC
filed 2011-08-08
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, $0.001 par value	1,262,612,131

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited, in thousands except per share amounts)
Revenue	$1,601,379	$1,229,024	$3,198,339	$2,443,381
Cost of revenue	682,722	371,155	1,389,104	748,617

Gross profit	918,657	857,869	1,809,235	1,694,764

Operating expenses:
Sales and marketing	331,468	280,312	645,006	542,546
Product development	268,552	246,513	534,629	489,580
General and administrative	125,333	131,330	235,761	254,554
Amortization of intangibles	7,880	8,582	15,982	16,632
Restructuring charges, net	10,052	237	14,464	10,812

Total operating expenses	743,285	666,974	1,445,842	1,314,124

Income from operations	175,372	190,895	363,393	380,640
Other income (expense), net	12,588	(5,666)	98,916	(639)

Income before income taxes and earnings in equity interests	187,960	185,229	462,309	380,001
Provision for income taxes	(68,524)	(55,629)	(117,968)	(107,749)
Earnings in equity interests	96,707	108,902	184,081	191,082

Net income	216,143	238,502	528,422	463,334
Less: Net income attributable to noncontrolling interests	(2,822)	(1,530)	(4,910)	(3,370)

Net income attributable to Yahoo! Inc.	$213,321	$236,972	$523,512	$459,964

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.15	$0.18	$0.38	$0.35

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.15	$0.18	$0.37	$0.35

Shares used in per share calculation — basic	1,378,374	1,299,947	1,388,341	1,304,505

Shares used in per share calculation — diluted	1,390,240	1,308,359	1,401,836	1,314,272

Stock-based compensation expense by function:
Cost of revenue	$580	$875	$1,591	$1,523
Sales and marketing	$21,540	$19,373	$35,218	$26,070
Product development	$26,132	$25,531	$58,505	$43,203
General and administrative	$9,345	$13,269	$23,066	$23,368
Restructuring expense reversals	$—	$(526)	$—	$(1,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2010	June 30, 2011
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,526,427	$1,580,837
Short-term marketable debt securities	1,357,661	972,635
Accounts receivable, net	1,028,900	956,560
Prepaid expenses and other current assets	432,560	379,888

Total current assets	4,345,548	3,889,920
Long-term marketable debt securities	744,594	701,556
Property and equipment, net	1,653,422	1,740,747
Goodwill	3,681,645	3,780,442
Intangible assets, net	255,870	235,865
Other long-term assets	235,136	235,243
Investments in equity interests	4,011,889	4,223,708

Total assets	$14,928,104	$14,807,481

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162,424	$155,133
Accrued expenses and other current liabilities	1,208,792	847,135
Deferred revenue	254,656	239,715

Total current liabilities	1,625,872	1,241,983
Long-term deferred revenue	56,365	40,837
Capital lease and other long-term liabilities	142,799	136,117
Deferred and other long-term tax liabilities, net	506,658	589,802

Total liabilities	2,331,694	2,008,739
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,308,836 shares issued and 1,308,836 shares outstanding as of December 31, 2010 and 1,320,425 shares issued and 1,281,804 shares outstanding as of June 30, 2011	1,306	1,317
Additional paid-in capital	10,109,913	10,288,160
Treasury stock at cost, zero shares as of December 31, 2010 and 38,621 shares as of June 30, 2011	—	(609,187)
Retained earnings	1,942,656	2,402,620
Accumulated other comprehensive income	504,254	675,875

Total Yahoo! Inc. stockholders’ equity	12,558,129	12,758,785
Noncontrolling interests	38,281	39,957

Total equity	12,596,410	12,798,742

Total liabilities and equity	$14,928,104	$14,807,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2010	June 30, 2011
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$528,422	$463,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	255,192	275,901
Amortization of intangible assets	68,024	58,993
Stock-based compensation expense, net	118,380	92,886
Non-cash restructuring charges	72	—
Tax benefits from stock-based awards	21,922	12,483
Excess tax benefits from stock-based awards	(64,014)	(30,225)
Deferred income taxes	28,903	45,832
Earnings in equity interests	(184,081)	(191,082)
Dividends received from equity investee	60,918	75,391
(Gain) loss from sales of investments, assets, and other, net	(52,581)	22,791
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	60,323	86,692
Prepaid expenses and other	(67,267)	53,081
Accounts payable	1,440	(10,821)
Accrued expenses and other liabilities	(208,589)	(383,149)
Deferred revenue	(76,500)	(33,118)

Net cash provided by operating activities	490,564	538,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(302,811)	(339,066)
Purchases of marketable debt securities	(1,367,688)	(1,124,597)
Proceeds from sales of marketable debt securities	507,364	882,228
Proceeds from maturities of marketable debt securities	1,460,172	657,916
Acquisitions, net of cash acquired	(112,361)	(77,461)
Purchases of intangible assets	(12,617)	(10,959)
Proceeds from the sale of a divested business	100,000	—
Other investing activities, net	(18,846)	149

Net cash provided (used in) by investing activities	253,213	(11,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	83,604	98,547
Repurchases of common stock	(881,317)	(609,019)
Excess tax benefits from stock-based awards	64,014	30,225
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(40,739)	(33,669)
Other financing activities, net	(804)	(1,463)

Net cash used in financing activities	(775,242)	(515,379)

Effect of exchange rate changes on cash and cash equivalents	(60,640)	42,590
Net change in cash and cash equivalents	(92,105)	54,410
Cash and cash equivalents at beginning of period	1,275,430	1,526,427

Cash and cash equivalents at end of period	$1,183,325	$1,580,837

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on the Company’s financial position, results of operations, or cash flows as it is disclosure-only in nature.

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

Potentially dilutive securities representing approximately 59 million shares of common stock for both the three and six months ended June 30, 2011 and 86 million shares of common stock for both the three and six months ended June 30, 2010 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$213,321	$236,972	$523,512	$459,964
Less: Net income allocated to participating securities	(55)	(3)	(103)	(8)

Net income attributable to Yahoo! Inc. common stockholders — basic	$213,266	$236,969	$523,409	$459,956

Denominator:
Weighted average common shares	1,378,374	1,299,947	1,388,341	1,304,505

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.15	$0.18	$0.38	$0.35

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$213,321	$236,972	$523,512	$459,964
Less: Net income allocated to participating securities	(19)	(3)	(41)	(8)
Less: Effect of dilutive securities issued by equity investees	(670)	(654)	(1,348)	(1,302)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$212,632	$236,315	$522,123	$458,654

Denominator:
Denominator for basic calculation	1,378,374	1,299,947	1,388,341	1,304,505
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	6,157	5,391	6,819	6,485
Stock options and employee stock purchase plan	5,709	3,021	6,676	3,282

Denominator for diluted calculation	1,390,240	1,308,359	1,401,836	1,314,272

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.15	$0.18	$0.37	$0.35

Note 3 ACQUISITIONS

During the six months ended June 30, 2011, the Company acquired three companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $72 million. The total cash consideration of $72 million less cash acquired of $3 million resulted in a net cash outlay of $69 million. Of the purchase price, $52 million was preliminarily allocated to goodwill, $26 million to amortizable intangible assets, $3 million to cash acquired, and $9 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed during the six months ended June 30, 2011 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2010	June 30, 2011	Percent Ownership of Common Stock as of June 30, 2011
Alibaba Group	$2,280,602	$2,360,748	43%
Yahoo Japan	1,731,287	1,862,960	35%

Total	$4,011,889	$4,223,708

Equity Investment in Alibaba Group. The investment in Alibaba Group Holding Limited (“Alibaba Group”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Alibaba Group, and any related amortization expense, one quarter in arrears, within earnings in equity interests in the condensed consolidated statements of income.

As of June 30, 2011, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,360,748
Proportionate share of Alibaba Group stockholders’ equity	1,704,545

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$656,203

(*)	The excess carrying value has been primarily assigned to goodwill.

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

The following tables present Alibaba Group’s U.S. GAAP summarized financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011
Operating data(1):
Revenue	$281,955	$490,933	$555,767	$1,035,447
Gross profit	$207,189	$324,342	$420,074	$687,309
Income (loss) from operations(2)	$35,548	$47,159	$(133,574)	$73,251
Net income (loss)	$45,013	$51,629	$(100,212)	$96,634
Net income (loss) attributable to Alibaba Group	$32,060	$29,623	$(124,636)	$61,943

			September 30, 2010	March 31, 2011
Balance sheet data(1):
Current assets			$4,399,571	$3,137,104
Long-term assets			$2,436,976	$2,632,775
Current liabilities			$2,660,043	$1,325,758
Long-term liabilities			$58,679	$109,813
Non-voting participating redeemable securities			$860	$2,341
Noncontrolling interests			$338,419	$358,450

(1)

To expedite obtaining an essential regulatory license, the ownership of Alibaba Group’s online payment business, Alipay.com Co., Ltd. (“Alipay”), was restructured so that 100 percent of its outstanding shares are held by a Chinese domestic company, which is majority owned by Alibaba Group’s chief executive officer, and certain control agreements were terminated which resulted in the deconsolidation of Alipay in the first quarter of 2011. Accordingly, the Alibaba Group consolidated financial statements as of and for the quarter ended March 31, 2011, do not include the results of Alipay, nor do they include the net assets of Alipay. The consolidated current assets and current liabilities of Alibaba Group as of September 30, 2010, both include $1.6 billion of cash collected from purchasers and to be remitted to sellers. These amounts are no longer included in the consolidated balance sheet as of March 31, 2011. The impact of the deconsolidation of Alipay was not material to the Company’s financial statements. See Note 16 — “Subsequent Events” for additional information.

(2)

The loss from operations of $134 million for the six months ended March 31, 2010 is primarily due to Alibaba Group’s impairment loss of $192 million on goodwill related to the business that Yahoo! contributed to Alibaba Group in 2005. This impairment does not impact Yahoo!’s earnings in equity interests as Yahoo!’s investment balance related to this contributed business was carried over at cost and therefore Yahoo! has no basis in the impaired goodwill.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and six months ended June 30, 2010 and 2011, these transactions were not material.

Equity Investment in Yahoo Japan. The investment in Yahoo Japan Corporation (“Yahoo Japan”) is accounted for using the equity method and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests balance on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Yahoo Japan, and any related amortization expense, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income.

The Company makes adjustments to the earnings in equity interests line in the consolidated statements of income for any differences between U.S. GAAP and accounting principles generally accepted in Japan (“Japanese GAAP”), the standards by which Yahoo Japan’s financial statements are prepared.

During the three and six months ended June 30, 2011, the Company recorded $7 million and $33 million, respectively, in U.S. GAAP adjustments to Yahoo Japan’s net income to reflect the Company’s 35 percent share of non-cash losses related to impairments of assets held by Yahoo Japan. The $7 million recorded during the three months ended June 30, 2011 relates to the Company’s share of a non-cash loss related to an impairment of assets held by Yahoo Japan. The $33 million recorded during the six months ended June 30, 2011 includes a $26 million, net of tax, U.S. GAAP adjustment to Yahoo Japan’s net income in the first quarter of 2011 to reflect the Company’s share of an other-than-temporary impairment of a cost method investment of Yahoo Japan that resulted primarily from reductions in the projected operating results of the Yahoo Japan investee.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7 billion as of June 30, 2011.

During the three and six months ended June 30, 2010 and 2011, the Company received cash dividends from Yahoo Japan in the amounts of $61 million and $75 million, net of taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended		Six Months Ended
	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011
	(in thousands)
Operating data:
Revenue	$896,822	$1,006,327	$1,790,717	$2,000,158
Gross profit	$720,102	$831,503	$1,454,038	$1,655,768
Income from operations	$426,552	$496,915	$832,212	$995,186
Net income	$258,877	$289,109	$492,805	$515,884
Net income attributable to Yahoo Japan	$257,379	$287,577	$489,625	$512,283

			September 30, 2010	March 31, 2011
			(in thousands)
Balance sheet data:
Current assets			$2,332,325	$3,074,077
Long-term assets			$2,679,566	$2,655,185
Current liabilities			$938,985	$1,052,464
Long-term liabilities			$30,132	$33,596
Noncontrolling interests			$28,774	$26,190

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $76 million and $68 million for the three months ended June 30, 2010 and 2011, respectively, and revenue of approximately of $150 million and $137 million for the six months ended June 30, 2010 and 2011, respectively. As of December 31, 2010 and June 30, 2011, the Company had net receivable balances from Yahoo Japan of approximately $40 million and $42 million, respectively.

Note 5 GOODWILL

The Company’s goodwill balance was $3.7 billion as of December 31, 2010, of which $2.7 billion was recorded in the Americas segment, $0.6 billion in the EMEA (Europe, Middle East, and Africa) segment, and $0.4 billion in the Asia Pacific segment. As of June 30, 2011, the Company’s goodwill balance was $3.8 billion, of which $2.7 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.5 billion in the Asia Pacific segment. The change in the carrying amount of goodwill of $99 million reflected on our condensed consolidated balance sheets during the six months ended June 30, 2011 was primarily due to the addition of $30 million and $22 million related to acquisitions in the Americas and Asia Pacific segments, respectively, and the effect of foreign currency translation adjustments of $47 million.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2010	June 30, 2011
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer and advertiser related relationships	$62,104	$144,588	$(78,505)	$66,083
Developed technology and patents	167,897	354,062	(210,475)	143,587
Trade names, trademarks, and domain names	25,869	71,085	(44,890)	26,195

Total intangible assets, net	$255,870	$569,735	$(333,870)	$235,865

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $20 million as of June 30, 2011.

For the three months ended June 30, 2010 and 2011, the Company recognized amortization expense for intangible assets of $32 million and $29 million, respectively, including $25 million in cost of revenue for the three months ended June 30, 2010 and $21 million in cost of revenue for the three months ended June 30, 2011. For the six months ended June 30, 2010 and 2011, the Company recognized amortization expense for intangible assets of $68 million and $59 million, respectively, including $52 million and $42 million in cost of revenue for the six months ended June 30, 2010 and 2011, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2011 and each of the succeeding years is as follows: six months ending December 31, 2011: $57 million; 2012: $86 million; 2013: $45 million; 2014: $25 million; 2015: $6 million; and 2016: $1 million.

Note 7 OTHER INCOME (EXPENSE), NET

Other income (expense), net is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Interest and investment income	$5,837	$5,084	$12,180	$10,444
Gain on sale of Zimbra, Inc.	—	—	66,130	—
Other	6,751	(10,750)	20,606	(11,083)

Total other income (expense), net	$12,588	$(5,666)	$98,916	$(639)

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

In February 2010, the Company sold Zimbra, Inc. for net proceeds of $100 million and recorded a pre-tax gain of $66 million.

Other consists of gains/losses from sales or impairments of marketable debt securities and/or investments in privately held companies and foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and other non-operating items.

Note 8 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Net income	$216,143	$238,502	$528,422	$463,334
Change in net unrealized gains (losses), on available-for-sale securities, net of tax and reclassification adjustments	4,702	(1,703)	5,748	(224)
Foreign currency translation adjustments	(111,471)	42,460	(170,701)	171,845

Other comprehensive income	(106,769)	40,757	(164,953)	171,621

Comprehensive income	109,374	279,259	363,469	634,955
Comprehensive income attributable to noncontrolling interests	(2,822)	(1,530)	(4,910)	(3,370)

Comprehensive income attributable to Yahoo! Inc.	$106,552	$277,729	$358,559	$631,585

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2010	June 30, 2011
Unrealized gains on available-for-sale securities, net of tax	$8,734	$8,510
Foreign currency translation, net of tax	495,520	667,365

Accumulated other comprehensive income	$504,254	$675,875

Note 9 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2010
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,353,064	$1,513	$(514)	$1,354,063
Municipal bonds	6,609	8	—	6,617
Corporate debt securities, commercial paper, and bank certificates of deposit	740,043	1,608	(76)	741,575
Corporate equity securities	2,597	—	(1,128)	1,469

Total investments in available-for-sale securities	$2,102,313	$3,129	$(1,718)	$2,103,724

	June 30, 2011
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$882,534	$1,540	$(90)	$883,984
Municipal bonds	3,191	—	—	3,191
Corporate debt securities, commercial paper, and bank certificates of deposit	785,696	1,383	(63)	787,016
Corporate equity securities	2,761	—	(1,404)	1,357

Total investments in available-for-sale securities	$1,674,182	$2,923	$(1,557)	$1,675,548

	December 31, 2010	June 30, 2011
Reported as:
Short-term marketable debt securities	$1,357,661	$972,635
Long-term marketable debt securities	744,594	701,556
Other assets	1,469	1,357

Total	$2,103,724	$1,675,548

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2010 and the six months ended June 30, 2011 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2010	June 30, 2011
Due within one year	$1,357,661	$972,635
Due after one year through five years	744,594	701,556

Total available-for-sale marketable debt securities	$2,102,255	$1,674,191

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$539,287	$(514)	$—	$—	$539,287	$(514)
Corporate debt securities, commercial paper, and bank certificates of deposits	153,209	(75)	6,006	(1)	159,215	(76)
Corporate equity securities	—	—	1,469	(1,128)	1,469	(1,128)

Total	$692,496	$(589)	$7,475	$(1,129)	$699,971	$(1,718)

	June 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$111,714	$(90)	$—	$—	$111,714	$(90)
Corporate debt securities, commercial paper, and bank certificates of deposits	136,950	(63)	—	—	136,950	(63)
Corporate equity securities	—	—	1,357	(1,404)	1,357	(1,404)

Total	$248,664	$(153)	$1,357	$(1,404)	$250,021	$(1,557)

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of June 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$455,472	$—	$455,472
Available-for-sale securities:
Government and agency securities(1)	—	966,801	966,801
Municipal bonds(1)	—	3,191	3,191
Commercial paper and bank certificates of deposit(1)	—	247,665	247,665
Corporate debt securities(1)	—	577,371	577,371

Available-for-sale securities at fair value	$455,472	$1,795,028	$2,250,500
Corporate equity securities(2)	1,357	—	1,357

Total assets at fair value	$456,829	$1,795,028	$2,251,857

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

The amount of cash and cash equivalents as of June 30, 2011 includes $1.0 billion in cash deposited with commercial banks, of which $442 million are time deposits.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the six months ended June 30, 2011, the Company did not make significant transfers between Level 1 and Level 2 assets. As of December 31, 2010 and June 30, 2011, the Company did not have any significant Level 3 financial assets.

Note 10 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of June 30, 2011, there was $30 million of unamortized stock-based compensation cost related to the Company’s Employee Stock Purchase Plan which will be recognized over a weighted average period of 1.0 year.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the six months ended June 30, 2011 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2010	80,976	$22.02
Options granted	6,473	$16.39
Options assumed	14	$5.25
Options exercised(*)	(4,380)	$10.85
Options expired	(6,658)	$28.82
Options cancelled/forfeited	(3,797)	$15.60

Outstanding at June 30, 2011	72,628	$21.90

(*)	The Company issued new shares to satisfy stock option exercises.

As of June 30, 2011, there was $99 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.4 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s Employee Stock Purchase Plan, using a Black-Scholes model. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan (*)
	Three Months Ended		Three Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	1.6%	2.3%	1.4%
Expected volatility	36.7%	34.8%	68.1%	36.1%
Expected life (in years)	4.50	3.94	0.36	0.98

	Stock Options		Purchase Plan (*)
	Six Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.2%	1.6%	2.3%	1.4%
Expected volatility	34.0%	34.7%	68.9%	36.1%
Expected life (in years)	4.50	4.09	0.44	1.03

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted Stock. Restricted stock awards and restricted stock units activity for the six months ended June 30, 2011 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2010(*)	31,395	$17.99
Granted(*)	15,724	$16.47
Assumed	210	$16.61
Vested	(5,709)	$17.55
Forfeited	(6,458)	$16.04

Awarded and unvested at June 30, 2011(*)	35,162	$17.73

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of June 30, 2011, there was $308 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years.

During the six months ended June 30, 2010 and June 30, 2011, 6.8 million shares and 5.7 million shares, respectively, that were subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. During the six months ended June 30, 2010 and June 30, 2011, the Company withheld 2.5 million and 2.0 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $41 million and $34 million for the six months ended June 30, 2010 and June 30, 2011, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholdings related to reacquisitions of shares of restricted stock awards. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

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

Stock Repurchases. In June 2010, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time. The repurchase program expires in June 2013. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the six months ended June 30, 2011, the Company repurchased approximately 38.6 million shares of its common stock under this stock repurchase program at an average price of $15.79 per share for a total of $609 million. During the six months ended June 30, 2010, the Company repurchased approximately 56.7 million shares of its common stock at an average price of $15.55 per share for a total of $881 million. Such repurchases were made under the Company’s previous stock repurchase program approved by the Board of Directors in October 2006, which was exhausted during the third quarter of 2010. See Note 16 — “Subsequent Events” for information regarding share repurchase activity subsequent to June 30, 2011.

Note 11 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating lease and capital lease agreements with original lease periods of up to 13 years, expiring between 2011 and 2022.

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

A summary of gross and net lease commitments as of June 30, 2011 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Six months ending December 31, 2011	$86	$(6)	$80
Years ending December 31,
2012	150	(10)	140
2013	126	(10)	116
2014	97	(9)	88
2015	75	(6)	69
2016	39	(1)	38
Due after 5 years	58	—	58

Total gross and net lease commitments	$631	$(42)	$589

Capital Lease Commitment
Six months ending December 31, 2011	$4
Years ending December 31,
2012	7
2013	8
2014	8
2015	8
2016	8
Due after 5 years	23

Gross lease commitment	$66

Less: interest	(26)

Net lease commitment	$40

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of June 30, 2011, these commitments totaled $121 million, of which $44 million will be payable in the remainder of 2011, $74 million will be payable in 2012, and $3 million will be payable in 2013.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $35 million through 2023.

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

As of June 30, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

See Note 15 — “Search Agreement with Microsoft Corporation” for a description of the Company’s Search and Advertising Services and Sales Agreement (the “Search Agreement”) and License Agreement with Microsoft Corporation (“Microsoft”).

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

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a stockholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On April 15, 2011, Yahoo! demurred to plaintiff’s second amended complaint, and the court heard oral argument on July 8, 2011. On July 11, 2011, the court granted Yahoo!’s demurrer to plaintiff’s second amended complaint with leave to amend. On July 18, 2011, plaintiff filed a third amended complaint. On August 5, 2011, Yahoo! demurred to the third amended complaint.

Since May 31, 2011, eight stockholder derivative lawsuits have been filed in State or Federal court in California purportedly on behalf of Yahoo! stockholders against certain officers and directors of the Company and third parties alleging breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution and seeking to recover damages, equitable or injunctive relief, disgorgement, and corporate governance changes in connection with Alibaba Group’s restructuring of its payment processing subsidiary Alipay and related disclosures. The following actions were filed in Santa Clara County Superior Court: Cinotto v. Bartz, et al., (May 31, 2011); Lassoff v. Bartz, et al., (June 9, 2011); Zucker v. Bartz, et al., (July 6, 2011); and Koo v. Bartz, et al., (July 18, 2011). On June 24, 2011, the Santa Clara County Superior Court consolidated the then-pending actions (Cinotto and Lasoff) under the caption In re Yahoo! Inc. Derivative Shareholder Litigation and sought the assistance of counsel to provide notice of subsequent cases that might properly be consolidated. In addition, the following actions were filed in the United States District Court for the Northern District of California: Salzman v. Bartz, et al., (July 1, 2011); Oh v. Bartz, et al., (July 5, 2011); Tawila v. Bartz, et al., (July 6, 2011); and Iron Workers Mid-South Pension Fund v. Bartz, et al., (July 6, 2011).

On June 6, 2011, a purported stockholder class action, Bonato v. Bartz, et al., was filed in the United States District Court for the Northern District of California against the Company and certain officers and directors for alleged violations of the Exchange Act. Plaintiff seeks to represent a class of persons who purchased or otherwise acquired the Company’s common stock between April 19, 2011 and May 13, 2011, and alleges that during that class period, defendants issued false or misleading statements regarding the Company’s business and financial results and failed to disclose that Alibaba Group transferred ownership of its payments processing subsidiary Alipay at less than market value. The complaint purports to assert claims for relief for violation of Section 10(b) and 20(a) of the Exchange Act and for violation of Rule 10b-5 thereunder, and seeks unspecified damages, injunctive and equitable relief, fees and costs.

With respect to the legal proceedings and claims described above, the Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters and that the aggregate amount or range of such losses that are estimable would not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Amounts accrued as of December 31, 2010 and June 30, 2011 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these possibilities could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial expenses in defending against these claims.

Note 12 SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, and direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments. Prior period presentations have been updated to conform to the current profitability measures being used by the Company’s management team to evaluate the financial performance of the Company’s segments.

The following tables present summary information by segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Revenue by segment:
Americas	$1,133,216	$808,038	$2,288,228	$1,626,969
EMEA	140,513	162,601	282,338	316,651
Asia Pacific	327,650	258,385	627,773	499,761

Total Revenue	$1,601,379	$1,229,024	$3,198,339	$2,443,381

TAC by segment:
Americas	$282,072	$39,404	$563,818	$77,545
EMEA	50,054	57,648	103,474	115,160
Asia Pacific	141,124	55,844	272,488	110,222

Total TAC	$473,250	$152,896	$939,780	$302,927

Revenue ex-TAC by segment:
Americas	$851,144	$768,634	$1,724,410	$1,549,424
EMEA	90,459	104,953	178,864	201,491
Asia Pacific	186,526	202,541	355,285	389,539

Total Revenue ex-TAC	$1,128,129	$1,076,128	$2,258,559	$2,140,454

Direct costs by segment(1):
Americas	145,333	132,866	290,237	268,940
EMEA	30,375	34,090	61,148	64,677
Asia Pacific	35,641	48,506	70,108	93,091
Global operating costs(2)(3)	515,789	449,113	1,017,613	906,885
Restructuring charges, net	10,052	237	14,464	10,812
Depreciation and amortization	157,970	161,373	323,216	321,811
Stock-based compensation expense	57,597	59,048	118,380	93,598

Income from operations	$175,372	$190,895	$363,393	$380,640

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

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs.

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Capital expenditures, net:
Americas	$147,551	$119,167	$239,350	$246,537
EMEA	23,560	13,963	35,131	27,222
Asia Pacific	19,159	38,387	28,330	65,307

Total capital expenditures, net	$190,270	$171,517	$302,811	$339,066

	December 31, 2010	June 30, 2011
Property and equipment, net:
Americas	$1,475,021	$1,504,106
EMEA	63,820	82,301
Asia Pacific	114,581	154,340

Total property and equipment, net	$1,653,422	$1,740,747

See Note 14 —“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Display	$514,119	$523,537	$1,005,160	$1,046,160
Search	842,040	466,674	1,683,254	921,795
Other	245,220	238,813	509,925	475,426

Total revenue	$1,601,379	$1,229,024	$3,198,339	$2,443,381

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Revenue:
U.S.	$1,091,727	$759,042	$2,212,391	$1,538,011
International	509,652	469,982	985,948	905,370

Total revenue	$1,601,379	$1,229,024	$3,198,339	$2,443,381

	December 31, 2010	June 30, 2011
Property and equipment, net:
U.S	$1,471,536	$1,500,928
International	181,886	239,819

Total property and equipment, net	$1,653,422	$1,740,747

Note 13 INCOME TAXES

The Company’s effective tax rate is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Historically, the Company’s provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.

The effective tax rate reported for the three months ended June 30, 2011 was 30 percent compared to 36 percent for the same period in 2010. The rate for the second quarter of 2011 was lower than in 2010 primarily due to a shift of the geographic mix of earnings for 2011 and a lower effective state tax rate resulting from a change in the apportionment rules in California effective in 2011.

The effective tax rate reported for the six months ended June 30, 2011 was 28 percent compared to 26 percent for the same period in 2010. The rates in both periods were lower than the U.S. federal statutory rate primarily due to reductions of tax reserves that were recorded as tax audits were favorably settled and the shift of the geographic mix of earnings. During the six months ended June 30, 2010, the Company also recorded the benefit of a capital loss carryover that was used to offset a capital gain. While the discrete adjustments had a greater effect in the six months ended June 30, 2010 than in the six months ended June 30, 2011, the annual effective tax rate for 2011 is projected to be lower than in 2010 as a result of the geographic mix in earnings and the lower effective blended state tax rate.

The Company is in various stages of examination and appeal in connection with all of its tax audits worldwide, which generally span tax years 2005 through 2009. It is difficult to determine when these examinations will be settled or what their final outcomes will be. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations.

The Company’s gross amount of unrecognized tax benefits as of June 30, 2011 is $526 million, of which $405 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2011 decreased by $71 million from the recorded balance as of December 31, 2010 due to favorable settlements of tax audits in the first quarter of 2011. Since there can be no assurance as to the outcome of tax audits currently in progress, it is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Employee severance pay and related costs	$692	$(424)	$950	$8,911
Non-cancelable lease, contract termination, and other charges	9,360	1,187	13,514	3,179

Sub-total before reversal of stock-based compensation expense	10,052	763	14,464	12,090
Reversal of stock-based compensation expense for forfeitures	—	(526)	—	(1,278)

Restructuring charges, net	$10,052	$237	$14,464	$10,812

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Q4’08 Restructuring Plan. During the fourth quarter of 2008, the Company implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three and six months ended June 30, 2010, the Company incurred total pre-tax cash charges of approximately $10 million and $14 million, respectively, in facility and other related costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $9 million and $14 million for the three and six months ended June 30, 2010, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $1 million and $0 (which is net of a $1 million credit in the first quarter of 2010) for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2011, the Company incurred total pre-tax cash charges of approximately $1 million and $3 million, respectively, in facility and other related costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on its strategic initiatives. The Company exited the facility in the third quarter of 2010. In connection with the strategic realignment efforts, a U.S. executive of one of the Company’s acquired businesses departed. During the three and six months ended June 30, 2010, the Company incurred total pre-tax charges of less than $1 million in severance and other related costs related to the Q4’09 restructuring charges, consisting of charges primarily related to the EMEA segment. During the three months ended June 30, 2011, the Company did not incur any charges related to the Q4’09 restructuring charges. During the six months ended June 30, 2011, the Company recorded a reversal of $1 million for adjustments to original estimates in severance and other related costs related to the Q4’09 restructuring charges, entirely related to the EMEA segment.

Q4’10 Restructuring Plan. During the fourth quarter of 2010, the Company began implementation of a worldwide workforce reduction to align resources with its product strategy. During the three months ended June 30, 2011, the Company recorded a net reversal of $1 million for adjustments to original estimates in severance and other related costs related to the Q4’10 restructuring plan, the majority of which related to the Americas segment. During the six months ended June 30, 2011, the Company incurred total pre-tax cash charges of $2 million in severance and other related costs related to the Q4’10 restructuring plan, consisting of $1 million in charges related to the Americas segment and $1 million related to the EMEA segment. The pre-tax cash charges were offset by a $1 million reversal for adjustments to original estimates related to the Americas segment, resulting in a $1 million net charge in the six months ended June 30, 2011.

Q1’11 Restructuring Plan. During the first quarter of 2011, the Company began implementation of a workforce realignment to further reduce its cost structure. During the three months ended June 30, 2011, the Company did not record any charges related to the Q1’11 restructuring plan. During the six months ended June 30, 2011, the Company incurred total pre-tax cash charges of $9 million in severance and other related costs related to the Q1’11 restructuring plan. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $8 million in restructuring charges, net recorded in the six months ended June 30, 2011, $7 million related to the Americas segment and $1 million related to the EMEA segment.

Restructuring Accruals. The $52 million restructuring liability as of June 30, 2011 consists of $12 million for employee severance pay expenses, which the Company expects to substantially pay out by the end of the first quarter of 2012, and $40 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations (which extend to the second quarter of 2017).

The Company’s restructuring accrual activity for the six months ended June 30, 2011 is summarized as follows (in thousands):

	Q4’08 Restructuring Plan	Q4’09 Restructuring Charges	Q4’10 Restructuring Plan	Q1’11 Restructuring Plan	Total
Balance as of January 1, 2011	$49,484	$4,286	$33,332	$—	$87,102
Employee severance pay and related costs	8	109	3,698	9,647	13,462
Reversals of stock-based compensation expense	—	(46)	(586)	(646)	(1,278)
Non-cancelable lease, contract termination, and other charges	3,536	18	—	—	3,554
Reversals of previous charges	(317)	(1,664)	(2,230)	(715)	(4,926)

Restructuring charges, net for the quarter ended June 30, 2011	$3,227	$(1,583)	$882	$8,286	$10,812
Cash paid	(12,484)	(1,494)	(27,014)	(6,625)	(47,617)
Non-cash reversals (accelerations) of stock-based compensation expense	—	46	586	646	1,278
Non-cash adjustments	(98)	(1,255)	739	937	323

Balance as of June 30, 2011	$40,129	$—	$8,525	$3,244	$51,898

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2010	June 30, 2011
Americas	$68,268	$41,397
EMEA	16,895	9,946
Asia Pacific	1,939	555

Total restructuring accruals	$87,102	$51,898

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

During the first five years of the term of the Search Agreement, in the transitioned markets the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue is deducted. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. As of December 31, 2010, the Company had collected a total amount of $93 million on behalf of Microsoft and affiliates, which is included in cash and cash equivalents as of December 31, 2010, with a corresponding liability in accrued expenses and other current liabilities. The Company remitted the $93 million to Microsoft in the first quarter of 2011. The Company’s uncollected 88 percent share in connection with the Search Agreement was $172 million, which is included in accounts receivable, net, as of December 31, 2010. As of June 30, 2011, the Company had no restricted cash related to amounts collected on behalf of Microsoft and affiliates that the Company would have been required to remit to Microsoft in the third quarter of 2011. The Company’s uncollected 88 percent revenue share in connection with the Search Agreement was $186 million, which is included in accounts receivable, net, as of June 30, 2011.

The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis and are expected to continue through the first half of 2013. The algorithmic and paid search transition to the Microsoft platform was completed in the U.S. and Canada in the fourth quarter of 2010, and the Company plans to complete the transition of algorithmic search in other markets in 2011. The transition of paid search in other markets is expected to resume in the second half of 2011 and to continue through the first half of 2013.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. For example, because the transition of paid search was completed in the U.S. and Canada in the fourth quarter of 2010, the RPS Guarantee with respect to the U.S. and Canada markets terminates on March 31, 2012. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods. The Company records the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which would typically be the quarter in which the associated shortfall in revenue per search occurred.

Microsoft has agreed to reimburse the Company for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. Through the second quarter of 2011, the Company has incurred transition costs of $146 million reimbursable by Microsoft under the Search Agreement. The Company’s results for the three and six months ended June 30, 2010 reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $18 million and $42 million, respectively, incurred by Yahoo! related to the Search Agreement in the three and six months ended June 30, 2010. During the six months ended June 30, 2010, the Company also recorded $43 million for transition costs incurred in 2009. The 2009 transition cost reimbursements were recorded in the first quarter of 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. During the three and six months ended June 30, 2011, the Company recorded transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $12 million and $23 million, respectively, incurred by Yahoo! in those periods.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $86 million and $121 million, respectively, for the three and six months ended June 30, 2010 and $55 million and $111 million, respectively, for the three and six months ended June 30, 2011. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

In addition to the reimbursements for transition and search operating costs, during the first quarter of 2010, the Company recorded reimbursements of $15 million for employee retention costs incurred in the first quarter of 2010 and reimbursements of $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and search operating cost reimbursements.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. Of the total amounts incurred in the fourth quarter of 2010, the total reimbursements not yet received from Microsoft of $64 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2010. Of the total amounts incurred in the second quarter of 2011, the total reimbursements not yet received from Microsoft of $28 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of June 30, 2011.

Note 16 SUBSEQUENT EVENTS

Stock Repurchase Transactions. From July 1, 2011 through August 8, 2011, the Company repurchased approximately 24.5 million shares of its common stock at an average price of $14.63 per share, for a total of $358 million.

Agreement on Alipay. On July 29, 2011, the Company entered into a Framework Agreement (the “Framework Agreement”), by and among Yahoo!, Alibaba Group, Softbank Corp., a Japanese corporation (“Softbank”), Alipay, APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“HoldCo”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties.

Alipay, formerly a subsidiary of Alibaba Group, is a subsidiary of HoldCo, which is majority owned by Mr. Ma. IPCo is a special purpose entity formed in connection with the Framework Agreement which at the time of consummation of the transactions under the Framework Agreement will be owned by Mr. Ma and Mr. Tsai.

Pursuant to the terms of the Framework Agreement and subject to the closing of the transactions contemplated thereby, the parties have agreed, among other things, that:

(1) Upon a Liquidity Event (as defined below), HoldCo will pay to Alibaba Group 37.5 percent of the equity value of Alipay (the “Liquidity Event Payment”), less $500 million (i.e., the principal amount of the IPCo Promissory Note as described below). The Liquidity Event Payment plus $500 million must in the aggregate not be less than $2 billion and may not exceed $6 billion, subject to certain increases and additional payments if no Liquidity Event has occurred by the sixth anniversary of the consummation of the transactions (the “closing”). “Liquidity Event” means the earlier to occur of (a) a qualified initial public offering of Alipay, (b) a transfer of 37.5 percent or more of the securities of Alipay; or (c) a sale of all or substantially all of the assets of Alipay. If a Liquidity Event has not occurred by the tenth anniversary of the consummation of the transactions under the Framework Agreement, Alibaba Group will have the right to cause HoldCo to effect a Liquidity Event, provided that the equity value or enterprise value of Alipay at such time exceeds $1 billion, and in such case, the $2 billion minimum amount described above will not apply to a Liquidity Event effected by means of a qualified initial public offering, a sale of all of the securities of Alipay, or a sale of all or substantially all of the assets of Alipay.

(2) Alibaba Group will receive payment processing services on preferential terms from Alipay and its subsidiaries in accordance with a long-term agreement. The fees to be paid by Alibaba Group and its subsidiaries to Alipay for the services provided under such agreement will take into account Alibaba Group and its subsidiaries’ status as large volume customers and will be approved on an annual basis by the directors of Alibaba Group designated by Yahoo! and Softbank.

(3) Alibaba Group will license to Alipay certain intellectual property and technology and perform certain software technology services for Alipay and in return Alipay will pay to Alibaba Group a royalty and software technology services fee, which will consist of an expense reimbursement and a 49.9 percent share of the consolidated pre-tax income of Alipay and its subsidiaries. This percentage will decrease upon certain dilutive equity issuances by Alipay and HoldCo; provided, however, such percentage will not be reduced below 30 percent. This agreement will terminate upon the earlier to occur of (a) such time as it may be required to be terminated by applicable regulatory authorities in connection with a qualified initial public offering by Alipay and (b) the date the Liquidity Event Payment, the IPCo Promissory Note and certain related payments have been paid in full.

(4) IPCo will issue to Alibaba Group a non-interest bearing promissory note in the principal amount of $500 million with a seven year maturity (the “IPCo Promissory Note”).

(5) The IPCo Promissory Note, the Liquidity Event Payment and certain other payments will be secured by a pledge of 50,000,000 ordinary shares of Alibaba Group which will be contributed to IPCo by Mr. Ma and Mr. Tsai, as well as certain other collateral which may be pledged in the future.

(6) Yahoo!, Softbank, Alibaba Group, HoldCo, Mr. Ma, Mr. Tsai will enter into an agreement pursuant to which (a) the Alibaba Group board of directors will ratify the actions taken by Alibaba Group in connection with the restructuring of the ownership of Alipay and the termination of certain control agreements which resulted in the deconsolidation of Alipay; and (b) the Company, Softbank and Alibaba Group will release claims against Alibaba Group, Alipay, HoldCo, Mr. Ma, Mr. Tsai and certain of their related parties (including Alibaba Group’s directors in their capacity as such) from any and all claims and liabilities, subject to certain limitations, arising out of or based upon such actions.

The closing of the transactions under the Framework Agreement is subject to certain closing conditions, including PRC regulatory approvals. The parties expect the closing to occur by the end of 2011. Following closing, the Company will account for any impact of the Framework Agreement on the Company’s financial statements.

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

Second Quarter Highlights

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
Operating Highlights	2010	2011		2010	2011
	(In thousands)
Revenue	$1,601,379	$1,229,024	$(372,355)	$3,198,339	$2,443,381	$(754,958)
Income from operations	$175,372	$190,895	$15,523	$363,393	$380,640	$17,247

	Six Months Ended June 30,		Dollar Change
Cash Flow Results	2010	2011
	(In thousands)
Net cash provided by operating activities	$490,564	$538,989	$48,425
Net cash provided by (used in) investing activities	$253,213	$(11,790)	$(265,003)
Net cash used in financing activities	$(775,242)	$(515,379)	$259,863

Our revenue decreased 23 percent and 24 percent for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This can be attributed to a slight increase in our display revenue, offset by a decrease in our search revenue. The increase in income from operations of $16 million and $17 million for the three and six months ended June 30, 2011, respectively, reflects a decrease in revenue, offset by a decrease in operating expenses of $76 million and $132 million for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the six months ended June 30, 2011 generated adequate cash to meet our operating needs. Cash used by investing activities in the six months ended June 30, 2011 included net proceeds from sales, maturities, and purchases of marketable debt securities of $416 million offset by $77 million used for acquisitions, net of cash acquired, net capital expenditures of $339 million, and $11 million for the purchase of intangible assets. Cash used in financing activities included $609 million used in the direct repurchase of common stock and $34 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding related reacquisition of shares of restricted stock, offset by $99 million in proceeds from employee option exercises and employee stock purchases.

Search Agreement with Microsoft Corporation

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only, for 18 months after the transition of paid search services to Microsoft’s platform in that market. For example, because the transition of paid search was completed in the U.S. and Canada in the fourth quarter of 2010, the RPS Guarantee with respect to the U.S. and Canada markets terminates on March 31, 2012. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which would typically be the quarter in which the associated shortfall in revenue per search occurred.

Under the Search Agreement, Microsoft has agreed to reimburse us for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. Through the second quarter of 2011, we have incurred transition costs of $146 million reimbursable by Microsoft under the Search Agreement. We expect transition costs of approximately $10 million to be reflected in our cost structure in the third quarter of 2011. Our results for the three and six months ended June 30, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $12 million and $23 million, respectively, incurred by Yahoo! in those periods. During the three and six months ended June 30, 2010, we recorded transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $18 million and $42 million, respectively, incurred by Yahoo! in those periods. During the six months ended June 30, 2010, we also recorded $43 million for transition costs incurred in 2009. The 2009 transition cost reimbursements were recorded in the first quarter of 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $55 million and $111 million, respectively, for the three and six months ended June 30, 2011 and $86 million and $121 million, respectively, for the same periods of 2010. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis and are expected to continue through the first half of 2013. The algorithmic and paid search transition to the Microsoft platform was completed in the U.S. and Canada in the fourth quarter of 2010, and we plan to complete the transition of algorithmic search in other markets in 2011. The transition of paid search in other markets is expected to resume in the second half of 2011 and to continue through the first half of 2013. Search operating cost reimbursements are expected to decline as we fully transition all markets and the underlying expenses are no longer incurred under our cost structure following completion of the transition.

In addition to the reimbursements for transition and search operating costs, during the first quarter of 2010, we recorded reimbursements of $15 million for employee retention costs incurred in the first quarter of 2010 and reimbursements of $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and search operating cost reimbursements.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred in the second quarter of 2011, the total reimbursements not yet received from Microsoft of $28 million were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of June 30, 2011. The $28 million of unpaid reimbursements will be received during the third quarter of 2011.

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

As a result of the required change in revenue presentation and the revenue share with Microsoft, our revenue and traffic acquisition costs for the third quarter of 2011 are expected to be lower than these amounts would otherwise have been by approximately $210 million and $175 million, respectively.

See Note 15 — “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements for additional information.

Results of Operations

Revenue. Revenue by groups of similar services was as follows (dollars in thousands):

	Three Months Ended June 30,				Percent Change	Six Months Ended June 30,				Percent Change
	2010	(*)	2011	(*)		2010	(*)	2011	(*)
Display	$514,119	32%	$523,537	43%	2%	$1,005,160	31%	$1,046,160	43%	4%
Search	842,040	53%	466,674	38%	(45)%	1,683,254	53%	921,795	38%	(45)%
Other	245,220	15%	238,813	19%	(3)%	509,925	16%	475,426	19%	(7)%

Total revenue	$1,601,379	100%	$1,229,024	100%	(23)%	$3,198,339	100%	$2,443,381	100%	(24)%

(*)	Percent of total revenue.

We currently generate revenue principally from display advertising on Yahoo! Properties and from search advertising on Yahoo! Properties and Affiliate sites.

We earn revenue from guaranteed or “premium” display advertising by delivering advertisements according to advertisers’ specified criteria, such as number of impressions during a fixed period on a specific site. Also, we earn revenue from non-guaranteed or “non-premium” display advertising by delivering advertisements for advertisers purchasing inventory on a preemptible basis, which means that the advertisement may or may not appear, inventory is not reserved and position placement is not assured. Generally, we make our non-guaranteed display inventory available through our Right Media Exchange.

To assist us in evaluating display advertising and search advertising, beginning in the fourth quarter of 2010, we began reporting the number of Web pages viewed by users (“Page Views”) separately for display and search. “Search Page Views” is defined as the number of Web pages viewed by users on Yahoo! Properties and Affiliate sites resulting from search queries, and “revenue per Search Page View” is defined as search revenue divided by our Search Page Views. “Display Page Views” is defined as the total number of Page Views on Yahoo! Properties less the number of Search Page Views on Yahoo! Properties, and “revenue per Display Page View” is defined as display revenue divided by our Display Page Views. While we also receive display revenue for content match links (advertising in the form of contextually relevant links to advertisers’ Websites) on Yahoo! Properties and Affiliate sites and for display advertising on Affiliate sites, we do not include that revenue or those Page Views in our discussion or calculation of Display Page Views or revenue per Display Page View because the net revenue and related volume metrics associated with them are not currently material to display revenue.

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

Display Revenue. Display revenue for the three and six months ended June 30, 2011 increased by 2 percent and 4 percent, respectively, compared to the same periods in 2010. Our year-over-year growth can be attributed to increased volume of ad impressions in our EMEA and Asia Pacific segments as well as favorable effects of foreign currency exchange rate fluctuations, offset by a decline in our Americas display revenue. For the three and six months ended June 30, 2011, Americas display revenue declined as compared to the same periods of 2010 primarily due to changes being made to our U.S. sales force during the second quarter of 2011. Without the sales force operating at full capacity, ad inventory typically sold by a sales agent at a guaranteed or premium basis was instead sold at non-premium prices through our Right Media Exchange. For both the three and six months ended June 30, 2011, Display Page Views decreased 2 percent, and revenue per Display Page View increased 6 percent and 8 percent, respectively, compared to the same periods in 2010 due to the net increase in display revenue as discussed above.

We expect display revenue to increase for the third quarter of 2011 compared to the same period of 2010, although we expect the impact from the changes in our sales organization will continue to temper the growth of our display revenue.

Search Revenue. Search revenue for both the three and six months ended June 30, 2011 decreased by 45 percent, compared to the same periods in 2010. Search revenue decreased primarily due to the required change in revenue presentation which began in the fourth quarter of 2010, the associated revenue share with Microsoft for transitioned markets, and the loss of an affiliate in the Asia Pacific region. For the three and six months ended June 30, 2011, Search Page Views increased 2 percent and 1 percent, respectively. For both the three and six months ended June 30, 2011, revenue per Search Page View decreased 46 percent, compared to the same periods in 2010. The decline in revenue per Search Page View for the three and six months ended June 30, 2011 compared to the same periods in 2010 was attributable to the declines in search revenue over the two periods as discussed above.

We expect search revenue for the third quarter of 2011 to decrease compared to the same period of 2010. We expect this decrease will be attributable to several factors associated with the transition of algorithmic and paid search results to Microsoft’s platform in the transitioned markets, including the required change in revenue presentation for transitioned markets from a gross to a net basis and the revenue share with Microsoft in transitioned markets as well as the loss of an Affiliate in the Asia Pacific segment in the fourth quarter of 2010.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue and fees revenue. Other revenue for the three and six months ended June 30, 2011 decreased by 3 percent and 7 percent, respectively, compared to the same periods in 2010. The decreases are attributable to changes in certain of our broadband access partnerships and to the divestiture of certain business lines throughout 2010. In addition, revenue from other premium services declined year-over-year as we continue to outsource various offerings.

We expect other revenue to decline for the third quarter of 2011, compared to the same period of 2010. The divestitures and outsourcing of non-core businesses and offerings, as well as declining broadband deferred revenue amortization, are among the factors expected to contribute to the decrease in other revenue.

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

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended June 30,				Dollar Change	Percent Change
	2010	(*)	2011	(*)
Cost of revenue	$682,722	43%	$371,155	30%	$(311,567)	(46)%
Sales and marketing	$331,468	21%	$280,312	23%	$(51,156)	(15)%
Product development	$268,552	17%	$246,513	20%	$(22,039)	(8)%
General and administrative	$125,333	8%	$131,330	11%	$5,997	5%
Amortization of intangibles	$7,880	0%	$8,582	1%	$702	9%
Restructuring charges, net	$10,052	1%	$237	0%	$(9,815)	(98)%

	Six Months Ended June 30,				Dollar Change	Percent Change
	2010	(*)	2011	(*)
Cost of revenue	$1,389,104	43%	$748,617	31%	$(640,487)	(46)%
Sales and marketing	$645,006	20%	$542,546	22%	$(102,460)	(16)%
Product development	$534,629	17%	$489,580	20%	$(45,049)	(8)%
General and administrative	$235,761	7%	$254,554	10%	$18,793	8%
Amortization of intangibles	$15,982	0%	$16,632	1%	$650	4%
Restructuring charges, net	$14,464	0%	$10,812	0%	$(3,652)	(25)%

(*)	Percent of total revenue.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Cost of revenue	$580	$875	$1,591	$1,523
Sales and marketing	21,540	19,373	35,218	26,070
Product development	26,132	25,531	58,505	43,203
General and administrative	9,345	13,269	23,066	23,368
Restructuring expense reversals, net	—	(526)	—	(1,278)

Total stock-based compensation expense	$57,597	$58,522	$118,380	$92,886

For additional information about stock-based compensation, see Note 10 — “Stockholders’ Equity and Employee Benefits” in the Notes to the condensed consolidated financial statements included elsewhere in this Report as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations.

Traffic Acquisition Costs. TAC consists of payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo! Properties. We enter into agreements of varying duration that involve TAC. There are generally three economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate; variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks; or a combination of the two. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of paid introductions, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

The changes in operating costs and expenses for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(1,077)	$4,583	$(995)	$(320,353)	$(149)	$6,424	$(311,567)
Sales and marketing	(20,373)	(217)	(138)	—	(2,417)	(28,011)	(51,156)
Product development	(24,531)	(839)	4,861	—	147	(1,677)	(22,039)
General and administrative	4,779	112	(1,027)	—	6,695	(4,562)	5,997
Amortization of intangibles	—	—	702	—	—	—	702
Restructuring charges, net	—	—	—	—	—	(9,815)	(9,815)

Total	$(41,202)	$3,639	$3,403	$(320,353)	$4,276	$(37,641)	$(387,878)

The changes in operating costs and expenses for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(7,926)	$5,971	$(6,179)	$(636,852)	$(319)	$4,818	$(640,487)
Sales and marketing	(45,708)	(467)	(1,084)	—	(2,358)	(52,843)	(102,460)
Product development	(48,016)	(1,997)	7,419	—	(12)	(2,443)	(45,049)
General and administrative	4,056	(99)	(2,212)	—	6,652	10,396	18,793
Amortization of intangibles	—	—	650	—	—	—	650
Restructuring charges, net	—	—	—	—	—	(3,652)	(3,652)

Total	$(97,594)	$3,408	$(1,406)	$(636,852)	$3,963	$(43,724)	$(772,205)

Compensation Expense. Total compensation expense decreased $41 million and $98 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Excluding the impact of Microsoft reimbursements, compensation expense for the three and six months ended June 30, 2011 decreased $57 million and $135 million, respectively, compared to the same periods of 2010, primarily due to decreased stock-based compensation expense, lower salaries and wages from decreased headcount across all functions, and the capitalization of otherwise expensed compensation costs associated with increased efforts in the development of our technology platform and specific products. The decrease in stock-based compensation expense is primarily due to higher employee forfeitures of stock-based awards and reduced headcount in the six months ended June 30, 2011, compared to the same period of 2010. Capitalized internal use software and Website development costs have increased as we continue to invest in improving our technology platforms. The decline in compensation expense was offset by decreased Microsoft reimbursements of $16 million and $37 million, respectively, during the three and six months ended June 30, 2011, compared to the same periods of 2010. The decrease in Microsoft reimbursements for the three months ended June 30, 2011 was due to the transition of paid search to Microsoft platforms. Microsoft reimbursements decreased $36 million in the six months ended June 30, 2011 compared to the same period in 2010 due to the impact of 2009 transition cost reimbursements being recorded in the first quarter of 2010.

Information Technology. Information technology expense increased $4 million and $3 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Excluding the impact of Microsoft reimbursements, information technology expense for the three and six months ended June 30, 2011 increased $4 million and $12 million, respectively, compared to the same periods of 2010, due to increased data center operating costs. The increase for the six months ended June 30, 2011 was offset by increased reimbursements from Microsoft of $9 million during the six months ended June 30, 2011, compared to the same period of 2010. Reimbursements from Microsoft remained flat for the three months ended June 30, 2011 compared to the same period of 2010. The increase in Microsoft reimbursements for the six months ended June 30, 2011 was due to the inclusion of six months of expenses in 2011 compared to the inclusion of four months of expenses in the same period of 2010.

Depreciation and Amortization. Depreciation and amortization expense increased $3 million for the three months ended June 30, 2011 and decreased $1 million for the six months ended June 30, 2011, as compared to the same periods in 2010. Excluding the impact of Microsoft reimbursements, depreciation and amortization expense was flat for both the three and six months ended June 30, 2011, compared to the same periods of 2010. The increase for the three months ended June 30, 2011 was due to a decrease in reimbursements from Microsoft of $3 million compared to the same period of 2010. The decrease for the six months ended June 30, 2011 was due to an increase in reimbursements from Microsoft of $2 million, compared to the same periods of 2010. The increase in Microsoft reimbursements for the six months ended June 30, 2011 was due to the inclusion of six months of expenses in 2011 compared to the inclusion of four months of expenses in the same period of 2010.

TAC. TAC decreased $320 million and $637 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decrease for the three and six months ended June 30, 2011, compared to the same periods of 2010 was primarily due to the change in the recording of TAC in the fourth quarter of 2010 due to the Search Agreement with Microsoft as we no longer incur TAC for transitioned markets. We now receive an 88 percent revenue share in the transitioned markets as Microsoft is the primary obligor to the advertisers. In addition, the decrease in TAC year-over-year was due to the loss of an affiliate in the Asia Pacific region during late 2010.

Facilities and Other Expenses. Facilities and other expenses decreased $33 million and $40 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. Excluding the impact of Microsoft reimbursements, facilities and other expenses decreased $47 million and $68 million, primarily due to decreases in marketing-related expenses of $25 million and $46 million for the three and six months ended June 30, 2011. Marketing-related expenses decreased during the three and six months ended June 30, 2011 compared to the same periods of 2010 due to the launch of various 2010 marketing campaigns, including our global branding campaign, for which there were no similar campaigns in the three and six months ended June 30, 2011. The decline in facilities and other expenses was offset by decreased Microsoft reimbursements of $13 million and $28 million during the three and six months ended June 30, 2011, compared to the same periods of 2010. The decrease in Microsoft reimbursements for the three months ended June 30, 2011 was due to the transition of paid search to Microsoft platforms. Microsoft reimbursements decreased $7 million in the six months ended June 30, 2011 compared to the same period in 2010 due to the impact of 2009 transition cost reimbursements being recorded in the first quarter of 2010.

We currently expect our operating costs to decrease for the third quarter of 2011, compared to the same period of 2010, primarily due to lower workforce expenses driven by restructuring activities and higher marketing expenses in 2010 than 2011 as we continue our efforts to drive efficiencies and align our spending with our strategic priorities.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Employee severance pay and related costs	$692	$(424)	$950	$8,911
Non-cancelable lease, contract termination, and other charges	9,360	1,187	13,514	3,179

Sub-total before reversal of stock-based compensation expense	10,052	763	14,464	12,090
Reversals of stock-based compensation expense for forfeitures	—	(526)	—	(1,278)

Restructuring charges, net	$10,052	$237	$14,464	$10,812

Q4’08 Restructuring Plan. During the fourth quarter of 2008, we implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three and six months ended June 30, 2010, we incurred total pre-tax cash charges of approximately $10 million and $14 million, respectively, in facility and other related costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $9 million and $14 million for the three and six months ended June 30, 2010, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $1 million and $0 (which is net of a $1 million credit in the first quarter of 2010) for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2011, we incurred total pre-tax cash charges of approximately $1 million and $3 million, respectively, in facility and other related costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment. As of June 30, 2011, the aggregate outstanding restructuring liability related to the Q4’08 restructuring plan was $40 million, most of which relates to non-cancelable lease costs that we expect to pay over the lease terms of the related obligations, which end by the second quarter of 2017.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We exited the facility in the third quarter of 2010. In connection with the strategic realignment efforts, a U.S. executive of one of our acquired businesses departed. During the three and six months ended June 30, 2010, we incurred total pre-tax charges of less than $1 million in severance and other related costs related to the Q4’09 restructuring charges, consisting of charges primarily related to the EMEA segment. During the three months ended June 30, 2011, we did not incur any charges related to the Q4’09 restructuring charges. During the six months ended June 30, 2011, we recorded a reversal of $1 million for adjustments to original estimates in severance and other related costs related to the Q4’09 restructuring charges, entirely related to the EMEA segment. As of June 30, 2011, there was no remaining restructuring liability related to the Q4’09 restructuring charges.

Q4’10 Restructuring Plan. During the fourth quarter of 2010, we began implementation of a worldwide workforce reduction to align resources with our product strategy. During the three months ended June 30, 2011, we recorded a net reversal of $1 million for adjustments to original estimates in severance and other related costs related to the Q4’10 restructuring plan, the majority of which related to the Americas segment. During the six months ended June 30, 2011, we incurred total pre-tax cash charges of $2 million in severance and other related costs related to the Q4’10 restructuring plan, consisting of $1 million in charges related to the Americas segment and $1 million related to the EMEA segment. The pre-tax cash charges were offset by a $1 million reversal for adjustments to original estimates related to the Americas segment, resulting in a $1 million net charge in the six months ended June 30, 2011. As of June 30, 2011, the aggregate outstanding restructuring liability related to the Q4’10 restructuring plan was $9 million, which we expect to substantially pay by the first quarter of 2012.

Q1’11 Restructuring Plan. During the first quarter of 2011, we began implementation of a workforce realignment to further reduce our cost structure. During the three months ended June 30, 2011, we did not record any charges related to the Q1’11 restructuring plan. During the six months ended June 30, 2011, we incurred total pre-tax cash charges of $9 million in severance and other costs related to the Q1’11 restructuring plan. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $8 million in restructuring charges, net recorded in the six months ended June 30, 2011, $7 million related to the Americas segment and $1 million related to the EMEA segment. As of June 30, 2011, the aggregate outstanding restructuring liability related to the Q1’11 restructuring plan was $3 million, which we expect to substantially pay by the first quarter of 2012.

In addition to the charges described above, we currently expect to incur future charges of approximately $13 million to $18 million primarily related to non-cancelable operating costs and accretion related to exited facilities identified as part of the Q4’08 restructuring plan. Of the total future charges, $12 million to $17 million relates to the Americas segment, $1 million relates to the EMEA segment, and no charges relate to the Asia Pacific segment. The future charges are expected to be recorded through 2017. See Note 14 — “Restructuring charges, net” in the Notes to the condensed consolidated financial statements for additional information.

Other Income (Expense), Net. Other income (expense), net was as follows (in thousands):

	Three Months Ended June 30,		Dollar Change	Six Months Ended June 30,		Dollar Change
	2010	2011		2010	2011
Interest and investment income	$5,837	$5,084	$(753)	$12,180	$10,444	$(1,736)
Gain on sale of Zimbra, Inc.	—	—	—	66,130	—	(66,130)
Other	6,751	(10,750)	(17,501)	20,606	(11,083)	(31,689)

Total other income (expense), net	$12,588	$(5,666)	$(18,254)	$98,916	$(639)	$(99,555)

In February 2010, we sold Zimbra, Inc. for net proceeds of $100 million and recorded a pre-tax gain of $66 million.

Other consists of gains/losses from sales or impairments of marketable debt securities and/or investments in privately held companies and foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies and other non-operating items.

Other income (expense), net may fluctuate in future periods due to realized gains and losses on investments, other than temporary impairments of investments, changes in our average investment balances, and changes in interest and foreign currency exchange rates.

Income Taxes. Our effective tax rate is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Historically, our provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and adjustments to unrecognized tax benefits.

The effective tax rate reported for the three months ended June 30, 2011 was 30 percent compared to 36 percent for the same period in 2010. The rate for the second quarter of 2011 was lower than in 2010 primarily due to a shift of the geographic mix of earnings for 2011 and a lower effective state tax rate resulting from a change in the apportionment rules in California effective in 2011.

The effective tax rate reported for the six months ended June 30, 2011 was 28 percent compared to 26 percent for the same period in 2010. The rates in both periods were lower than the U.S. federal statutory rate primarily due to reductions of tax reserves that were recorded as tax audits were favorably settled and the shift of the geographic mix of earnings. During the six months ended June 30, 2010, we also recorded the benefit of a capital loss carryover that was used to offset a capital gain. While the discrete adjustments had a greater effect in the six months ended June 30, 2010 than in the six months ended June 30, 2011, the annual effective tax rate for 2011 is projected to be lower than in 2010 as a result of the geographic mix in earnings and the lower effective blended state tax rate.

We are in various stages of examination and appeal in connection with all of our tax audits worldwide, which generally span tax years 2005 through 2009. It is difficult to determine when these examinations will be settled or what their final outcomes will be. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations.

Our gross amount of unrecognized tax benefits as of June 30, 2011 is $526 million, of which, $405 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of June 30, 2011 decreased by $71 million from the recorded balance as of December 31, 2010 due to favorable settlements of tax audits in the first quarter of 2011. Since there can be no assurance as to the outcome of tax audits currently in progress, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Earnings in Equity Interests. Earnings in equity interests for the three and six months ended June 30, 2011 was $109 million and $191 million, respectively, compared to $97 million and $184 million for the same periods in 2010. The increases for the three and six months ended June 30, 2011 were due primarily to Yahoo Japan’s continued improvement in financial performance, offset by non-cash losses related to impairments of assets held by Yahoo Japan. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Business Segment Results

We manage our business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, and direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments. Prior period presentations have been updated to conform to the current profitability measures being used by our management team to evaluate the financial performance of our segments.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	June 30, 2010	June 30, 2011		June 30, 2010	June 30, 2011
Revenue by segment:
Americas	$1,133,216	$808,038	(29%)	$2,288,228	$1,626,969	(29%)
EMEA	140,513	162,601	16%	282,338	316,651	12%
Asia Pacific	327,650	258,385	(21%)	627,773	499,761	(20%)

Total revenue	$1,601,379	$1,229,024	(23%)	$3,198,339	$2,443,381	(24%)

TAC by segment:
Americas	$282,072	$39,404	(86%)	$563,818	$77,545	(86%)
EMEA	50,054	57,648	15%	103,474	115,160	11%
Asia Pacific	141,124	55,844	(60%)	272,488	110,222	(60%)

Total TAC	$473,250	$152,896	(68%)	$939,780	$302,927	(68%)

Revenue ex-TAC by segment:
Americas	$851,144	$768,634	(10%)	$1,724,410	$1,549,424	(10%)
EMEA	90,459	104,953	16%	178,864	201,491	13%
Asia Pacific	186,526	202,541	9%	355,285	389,539	10%

Total revenue ex-TAC	$1,128,129	$1,076,128	(5%)	$2,258,559	$2,140,454	(5%)

Direct costs by segment(1):
Americas	145,333	132,866	(9%)	290,237	268,940	(7%)
EMEA	30,375	34,090	12%	61,148	64,677	6%
Asia Pacific	35,641	48,506	36%	70,108	93,091	33%
Global operating costs(2) (3)	515,789	449,113	(13%)	1,017,613	906,885	(11%)
Restructuring charges, net	10,052	237	(98%)	14,464	10,812	(25%)
Depreciation and amortization	157,970	161,373	2%	323,216	321,811	0%
Stock-based compensation expense	57,597	59,048	3%	118,380	93,598	(21%)

Income from operations	$175,372	$190,895	9%	$363,393	$380,640	5%

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

Americas. Americas revenue ex-TAC for the three and six months ended June 30, 2011 decreased $83 million, or 10 percent, and $175 million, or 10 percent, respectively, as compared to the same periods in 2010. For the three months ended June 30, 2011, our year-over-year decrease in Americas revenue ex-TAC was primarily due to declines across various revenue streams, primarily in our search advertising business and display advertising business. For the three months ended June 30, 2011, search revenue ex-TAC decreased year-over-year due to the revenue share with Microsoft associated with the Search Agreement. For the three months ended June 30, 2011, our year-over-year display revenue ex-TAC declined slightly due to a decrease in display revenue primarily related to changes being made to our sales force as noted in Results of Operations above, offset by a decrease in display TAC. The year-over-year decline in display TAC was primarily due to changes in our partner mix. For the six months ended June 30, 2011, our year-over-year decrease was a result of a decline in our search advertising business and other revenue, partially offset by an increase in our display advertising business. For the six months ended June 30, 2011, search revenue ex-TAC decreased year-over-year due to the revenue share with Microsoft associated with the Search Agreement. For the six months ended June 30, 2011, the increase in year-over-year display revenue ex-TAC was due to a decline in display TAC, partially offset by a decline in display revenue primarily related to changes being made to our sales force as noted in Results of Operations above. The year-over-year decline in display TAC was primarily due to changes in our partner mix. For the three and six months ended June 30, 2011 direct costs attributable to the Americas segment decreased $12 million, or 9 percent, and $21 million, or 7 percent, respectively, compared to the same periods in 2010. The year-over-year decreases in direct costs were primarily due to lower compensation costs driven by lower headcount and lower data center operating costs, offset by higher content costs.

Revenue ex-TAC in the Americas accounted for approximately 71 percent and 72 percent of total revenue ex-TAC in the three and six months ended June 30, 2011, respectively, compared to 75 percent and 76 percent for the three and six months ended June 30, 2010, respectively.

EMEA. EMEA revenue ex-TAC for the three and six months ended June 30, 2011 increased $14 million, or 16 percent, and $23 million, or 13 percent, respectively, as compared to the same periods in 2010. The increases in EMEA revenue ex-TAC were primarily driven by increases in our display advertising business and the favorable effects of foreign currency exchange rate fluctuations. For the three and six months ended June 30, 2011, direct costs attributable to the EMEA segment increased $4 million, or 12 percent, and $4 million, or 6 percent, respectively, compared to the same periods in 2010. The increases are primarily due to higher compensation costs driven by higher average headcount, the effects of foreign currency exchange rate fluctuations, and content costs.

Revenue ex-TAC in EMEA accounted for approximately 10 percent of total revenue ex-TAC for both the three and six months ended June 30, 2011, respectively, compared to 8 percent for both the three and six months ended June 30, 2010.

Asia Pacific. Asia Pacific revenue ex-TAC for the three and six months ended June 30, 2011 increased $16 million, or 9 percent, and $34 million, or 10 percent, respectively, as compared to the same periods in 2010. The increases in Asia Pacific revenue ex-TAC were primarily driven by an increase in our display advertising business and the favorable effects of foreign currency exchange rate fluctuations, offset by the loss of an Affiliate in the Asia Pacific region in late 2010. For the three and six months ended June 30, 2011, direct costs attributable to the Asia Pacific segment increased $13 million, or 36 percent, and $23 million, or 33 percent, respectively, compared to the same periods in 2010. The increases are primarily due to higher compensation costs driven by higher average headcount, the effects of foreign currency exchange rate fluctuations, and increased data center operating costs.

Revenue ex-TAC in Asia Pacific accounted for approximately 19 percent and 18 percent of total revenue ex-TAC for the three and six months ended June 30, 2011, respectively, compared to 17 percent and 16 percent for the three and six months ended June 30, 2010, respectively.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue ex-TAC and operating expenses. Conversely, our consolidated revenue ex-TAC and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2010, revenue ex-TAC for the Americas segment for the three and six months ended June 30, 2011 would have been lower than we reported by $2 million and $4 million, respectively, revenue ex-TAC for the EMEA segment would have been lower than we reported by $8 million and $7 million, respectively, and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $17 million and $30 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2010, direct costs for the Americas segment for both the three and six months ended June 30, 2011 would have been lower than we reported by $1 million, direct costs for the EMEA segment would have been lower than we reported by $3 million and $2 million, respectively, and direct costs for the Asia Pacific segment would have been lower than we reported by $4 million and $8 million, respectively.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2010 under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations. We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Liquidity and Capital Resources

	As of December 31, 2010	As of June 30, 2011
	(Dollars in thousands)
Cash and cash equivalents	$1,526,427	$1,580,837
Short-term marketable debt securities	1,357,661	972,635
Long-term marketable debt securities	744,594	701,556

Total cash, cash equivalents, and marketable debt securities	$3,628,682	$3,255,028

Percentage of total assets	24%	22%

	Six Months Ended June 30,
Cash Flow Highlights	2010	2011
	(In thousands)
Net cash provided by operating activities	$490,564	$538,989
Net cash provided by (used in) investing activities	$253,213	$(11,790)
Net cash used in financing activities	$(775,242)	$(515,379)

Our operating activities for the six months ended June 30, 2011 generated adequate cash to meet our operating needs. As of June 30, 2011, we had cash, cash equivalents, and marketable debt securities totaling $3.3 billion, compared to $3.6 billion at December 31, 2010. During the six months ended June 30, 2011, we repurchased 38.6 million shares of our outstanding common stock for $609 million.

During the six months ended June 30, 2011, we generated $539 million of cash from operating activities, net proceeds from sales, maturities and purchases of marketable debt securities of $416 million, and $99 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $339 million in capital expenditures, $34 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisitions of shares of restricted stock, $609 million used in the direct repurchase of common stock and a net $77 million for acquisitions. During the six months ended June 30, 2010, we generated $491 million of cash from operating activities, net proceeds from sales, maturities, and purchases of marketable debt securities of $600 million, $100 million of proceeds from the sale of a divested business, and $84 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $303 million in capital expenditures, a net $112 million for acquisitions, $881 million used in the direct repurchase of common stock, and $41 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisitions of shares of restricted stock.

We have accrued U.S. federal income taxes on the earnings of our foreign subsidiaries except to the extent the earnings are considered indefinitely reinvested outside the U.S. As of June 30, 2011, approximately $2.9 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the U.S. Our foreign subsidiaries held $1.1 billion of our total $3.3 billion of cash, cash equivalents, and marketable debt securities as of June 30, 2011. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds for use in our U.S. operations.

We expect to continue to generate positive cash flows from operations for the third quarter of 2011. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional debt securities or obtain credit facilities to further enhance our liquidity position.

See Note 9 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was higher than net income in the six months ended June 30, 2011 due to changes in working capital.

During the six months ended June 30, 2011, cash used in investing activities was primarily attributable to cash used for net capital expenditures and net acquisitions, offset by net proceeds from the sales and maturities of marketable debt securities. In the six months ended June 30, 2011, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $416 million, which was offset by the investment of $339 million in net capital expenditures, $77 million for net acquisitions, and $11 million to purchase intangible assets. During the six months ended June 30, 2010, cash provided by investing activities was primarily attributable to net proceeds from the sales and maturities of marketable debt securities and proceeds from the sale of a divested business. In the six months ended June 30, 2010, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $600 million and $100 million from the sale of a business, which was offset by the investment of $303 million in net capital expenditures, $112 million for net acquisitions, $19 million for other investing activities, and $13 million to purchase intangible assets.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee stock option exercises and employee stock purchases were $99 million for the six months ended June 30, 2011, compared to $84 million for the same period of 2010. During the six months ended June 30, 2011, we used $609 million in the direct repurchase of 38.6 million shares of common stock at an average price of $15.79 per share. We used $34 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding related reacquisitions of shares of restricted stock. During the six months ended June 30, 2010, we used $881 million in the direct repurchase of 56.7 million shares of common stock at an average price of $15.55 per share. We used $41 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding related reacquisitions of shares of restricted stock.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $339 million for the six months ended June 30, 2011, compared to $303 million in the same period of 2010. Our capital expenditures for the year ended December 31, 2011 are expected to be lower compared to the same period of 2010 due in part to higher infrastructure costs in 2010 in connection with our initiatives to build out our owned and operated data centers.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 13 years, expiring between 2011 and 2022.

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

A summary of lease commitments as of June 30, 2011 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Six months ending December 31, 2011	$86	$4
Years ending December 31,
2012	150	7
2013	126	8
2014	97	8
2015	75	8
2016	39	8
Due after 5 years	58	23

Total gross lease commitments	$631	$66

Less: interest	—	(26)

Net lease commitments	$631	$40

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our Affiliates. As of June 30, 2011, these commitments totaled $121 million, of which $44 million will be payable in the remainder of 2011, $74 million will be payable in 2012, and $3 million will be payable in 2013.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $35 million through 2023.

Income Taxes. As of June 30, 2011, unrecognized tax benefits of $405 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. As of June 30, 2011, the settlement period for our income tax liabilities cannot be determined.

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

As of June 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of June 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $10 million and $14 million decrease in the fair value of our available-for-sale debt securities as of June 30, 2011 and December 31, 2010, respectively.

Foreign Currency Risk. Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses, and net income. Conversely, our revenue, operating expenses, and net income will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and six months ended June 30, 2010, revenue for the Americas segment for the three and six months ended June 30, 2011 would have been lower than we reported by $3 million and $5 million, respectively, revenue for the EMEA segment would have been lower than we reported by $13 million and $11 million, respectively, and revenue for the Asia Pacific segment would have been lower than we reported by $20 million and $35 million, respectively. Using the foreign currency exchange rates from the three and six months ended June 30, 2010, direct costs for the Americas segment for both the three and six months ended June 30, 2011 would have been lower than we reported by $1 million, direct costs for the EMEA segment would have been lower than we reported by $3 million and $2 million, respectively, and direct costs for the Asia Pacific segment would have been lower than we reported by $4 million and $8 million, respectively.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During both the three and six months ended June 30, 2011, we recorded realized and unrealized foreign currency transaction gains of $1 million. During the three and six months ended June 30, 2010, we recorded realized and unrealized foreign currency transaction gains of $8 million and $13 million, respectively.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of June 30, 2011 and 2010, net unrealized gains and losses on these investments were not material.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on February 28, 2011, as set forth below. Other than the addition of the risk factors concerning Alipay and legal proceedings, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we are subject to both U.S. and foreign regulatory requirements.

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

For the three months ended June 30, 2011, 81 percent of our total revenue came from display and search. Our ability to continue to retain and grow display and search revenue depends upon:

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

•	the successful implementation of changes in our sales force, sales development teams, and sales strategy;

•	the effective monetization of search queries;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display advertising services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

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

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. The parties commenced implementation of the Search Agreement on February 23, 2010. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis and are expected to continue through the first half of 2013. The transition process is complex and requires the expenditure of significant time and resources by us. The algorithmic and paid search transition to the Microsoft platform was completed in the U.S. and Canada in the fourth quarter of 2010, and we plan to complete the transition of algorithmic search in other markets in 2011. The transition of paid search in other markets is expected to resume in the second half of 2011 and to continue through the first half of 2013. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

If Microsoft fails to perform as required under the Search Agreement for any reason or suffers service level interruptions or other performance issues (including if Microsoft is unable to effectively monetize search queries in markets where paid search has transitioned under the Search Agreement), or if advertisers, Affiliates, or users are less satisfied than expected with the services provided or results obtained after transition or during the period prior to transition of search to Microsoft in their respective markets, we may not realize the anticipated benefits of the Search Agreement, we may lose advertisers, publishers and Affiliates, we may lose exclusivity with certain publishers, and our search revenue or our profitability could decline. In addition, to the extent the RPS Guarantee payments we receive do not fully offset any shortfall relating to revenue per search in transitioned markets or if our revenue per search upon expiration of the RPS Guarantee payments is lower than the guarantee levels, our search revenue or our profitability could decline.

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

Our future success depends in part on our ability to aggregate compelling content and deliver that content through our online properties. We license from third parties much of the content and services on our online properties, such as news items, stock quotes, weather reports, music videos, music radio, and maps. We believe that users will increasingly demand high-quality content and services, including music videos, film clips, news footage, and special productions. Such content and services may require us to make substantial payments to third parties from whom we license or acquire such content or services. Our ability to maintain and build relationships with such third-party providers is critical to our success. In addition, as new methods for accessing the Internet become available, including through alternative devices, we may need to enter into amended agreements with existing third-party providers to cover the new devices. We may be unable to enter into new, or preserve existing, relationships with the third-parties whose content or services we seek to obtain. In addition, as competition for compelling content increases both domestically and internationally, our third-party providers may increase the prices at which they offer their content and services to us, and potential providers may not offer their content or services to us at all, or may offer them on terms that are not agreeable to us. An increase in the prices charged to us by third-party providers could harm our operating results and financial condition. Further, many of our content and services licenses with third parties are non-exclusive. Accordingly, other media providers may be able to offer similar or identical content. This increases the importance of our ability to deliver compelling editorial content and personalization of this content for users in order to differentiate Yahoo! from other businesses. If we are unable to license or acquire compelling content at reasonable prices, if other companies distribute content or services that are similar to or the same as that provided by us, or if we do not develop compelling editorial content or personalization services, the number of users of our services may not grow as anticipated, or may decline, which could harm our operating results.

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

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims, including those that may arise under international laws. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights, or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using such rights, which could require us to change our business practices in the future and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party claims regardless of the merit of such claims. In addition, many of our agreements with our customers or Affiliates require us to indemnify them for some types of third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. The occurrence of any of these results could harm our brands and negatively impact our operating results.

We are subject to a variety of new and existing U.S. and foreign government laws and regulations which could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

We are subject to laws and regulations directly applicable to providers of Internet, mobile, and voice over Internet protocol, or VOIP, services both domestically and internationally. The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, telecommunications, mobile, television, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

Changes in these or any other laws and regulations or the interpretation of them could increase our future compliance costs, make our products and services less attractive to our users, or cause us to change or limit our business practices. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities.

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

We may be subject to legal liability associated with providing online services or content.

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information, upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources and may require us to change our business in an adverse manner.

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

It is also possible that if the manner in which information is provided or any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies or privacy protections, including civil or criminal laws, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services (particularly in connection with any decision to discontinue a fee-based service). In addition, our customers, third parties or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications. Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability, and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

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

We have acquired, and have made strategic investments in, a number of companies (including through joint ventures) in the past, and we expect to make additional acquisitions and strategic investments in the future. Such transactions may result in dilutive issuances of our equity securities, use of our cash resources, and incurrence of debt and amortization expenses related to intangible assets. Our acquisitions and strategic investments to date were accompanied by a number of risks, including:

•	the difficulty of assimilating the operations and personnel of our acquired companies into our operations;

•	the potential disruption of our ongoing business and distraction of management;

•	the incurrence of additional operating losses and expenses of the businesses we acquired or in which we invested;

•	the difficulty of integrating acquired technology and rights into our services and unanticipated expenses related to such integration;

•	the failure to successfully further develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the failure of strategic investments to perform as expected;

•	the potential for patent and trademark infringement and data privacy and security claims against the acquired companies, or companies in which we have invested;

•	litigation or other claims in connection with acquisitions, acquired companies, or companies in which we have invested;

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

As we expand our business, we must also expand and adapt our operational infrastructure. Our business relies on data systems, billing systems, and financial reporting and control systems, among others. All of these systems have become increasingly complex in the recent past due to the growing complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. To manage our business in a cost-effective manner, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures and controls. In some cases, we are outsourcing administrative functions to lower-cost providers. These upgrades, improvements and outsourcing changes will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In particular, sustained failures of our billing systems to accommodate increasing numbers of transactions, to accurately bill users and advertisers, or to accurately compensate Affiliates could adversely affect the viability of our business model.

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

We enter into distribution arrangements with third parties such as operators of third-party Websites, online networks, software companies, electronics companies, computer manufacturers and others to promote or supply our services to their users. For example:

•	We maintain search and display advertising relationships with Affiliate sites, which integrate our advertising offerings into their Websites.

•	We enter into distribution alliances with Internet service providers (including providers of cable and broadband Internet access) and software distributors to promote our services to their users.

•	We enter into agreements with mobile, tablet, netbook, television, and other device manufacturers, electronics companies and carriers to promote our software and services on their devices.

In some markets, we depend on a limited number of distribution arrangements for a significant percentage of our user activity. A failure by our distributors to attract or retain their user bases would negatively impact our user activity and, in turn, would reduce our revenue. In some cases, device manufacturers may be unwilling to pay Yahoo! fees in order to distribute Yahoo! services.

Distribution agreements often involve revenue sharing. Over time competition to enter into distribution arrangements may cause our traffic acquisition costs to increase. In some cases, we guarantee distributors a minimum level of revenue and, as a result, run a risk that the distributors’ performance (in terms of ad impressions, toolbar installations, etc.) might not be sufficient to otherwise earn their minimum payments. In other cases, we agree that if the distributor does not realize specified minimum revenue we will adjust the distributor’s revenue-share percentage or provide make-whole arrangements.

Some of our distribution agreements are not exclusive, have a short term, are terminable at will, or are subject to early termination provisions. The loss of distributors, increased distribution costs, or the renewal of distribution agreements on significantly less favorable terms may cause our revenue to decline.

More individuals are utilizing devices other than a PC to access the Internet, and versions of our services developed for these devices might not gain widespread adoption by the devices’ users, manufacturers, or distributors or might fail to function as intended on some devices.

The number of individuals who access the Internet through devices other than a PC, such as mobile telephones, personal digital assistants, handheld computers, tablets, netbooks, televisions, and set-top box devices has increased dramatically, and the trend is likely to continue. Our services were originally designed for rich, graphical environments such as those available on PCs. The different hardware and software, memory, operating systems, resolution, and other functionality associated with alternative devices currently available may make our PC services unusable or difficult to use on such devices. Similarly, the licenses we have negotiated to present third-party content to PC users may not extend to users of alternative devices. In those cases, we may need to enter into new or amended agreements with the content providers in order to present a similar user-experience on the new devices. The content providers may not be willing to enter into such new or amended agreements on reasonable terms or at all.

We offer versions of many of our popular services (such as sports, finance, and news) designed to be accessed on a number of models of alternative devices. We also offer versions of some of our services (such as instant messaging) designed for specific popular devices. As new devices are introduced, it is difficult to predict the problems we may encounter in developing versions of our services for use on those devices, and we may need to devote significant resources to the creation, support, and maintenance of such versions or risk loss of market share. If we are unable to successfully innovate new forms of Internet advertising for alternative devices, to attract and retain a substantial number of alternative device manufacturers, distributors, content providers, and users to our services, or to capture a sufficient share of an increasingly important portion of the market for these services, we may be unsuccessful in attracting both advertisers and premium service subscribers to these services.

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

In addition to uncertainty about our ability to continue to generate revenue from our foreign operations and expand our international market position, there are risks inherent in doing business internationally (including through our international joint ventures), including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions, and foreign currency exchange restrictions;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

•	seasonal volatility in business activity and local economic conditions;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	different or more stringent user protection, content, data protection, privacy and other laws; and

•	risks related to other government regulation or required compliance with local laws.

We are subject to numerous and sometimes conflicting U.S. and foreign laws and regulations. Violations of these complex laws and regulations that apply to our international operations could result in damage awards, fines, criminal actions or sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results, and financial condition.

The benefits of the Framework Agreement may not be realized, and we are involved in legal proceedings related to Alipay that may result in adverse outcomes.

On July 29, 2011, we entered into a Framework Agreement with Alibaba Group, Softbank, Alipay, IPCo, Holdco, Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. See Note 16 — “Subsequent Events” in the Notes to the condensed consolidated financial statements.

Pursuant to the terms of the Framework Agreement, the parties agreed upon the consideration to be received by Alibaba Group for the restructuring of Alipay and the ongoing relationship between Alipay and Alibaba Group and its subsidiaries. The closing contemplated by the Framework Agreement is subject to certain conditions, including People’s Republic of China (“PRC”) regulatory approvals. The closing could be delayed or may not occur at all in which event the anticipated benefits to Alibaba Group under the Framework Agreement would not be realized. In addition, other risks and uncertainties regarding Alibaba Group’s realization of the anticipated benefits of the Framework Agreement include: the failure of Alipay to generate significant royalty and software technology services fees payable to Alibaba Group; the possibility that a liquidity event of Alipay does not occur; the failure or inability of IPCo to pay its promissory note in accordance with its terms; and uncertainties concerning PRC laws and regulations and the PRC regulatory environment.

We and certain officers, directors and third parties are party to a number of stockholder derivative suits and a purported stockholder class action suit filed since we filed our Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission. See the section captioned “Contingencies” included in Note 11 — “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements. Such claims and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. These lawsuits or any future lawsuits may become time consuming and expensive.

New technologies could block our advertisements, impair our ability to serve interest-based advertising, or shift the location in which search results appear, which could harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block display, search, and interest-based advertising, or shift the location in which search results appear on pages so that our advertisements do not appear in the most monetizable places on our pages or are obscured. Most of our revenue is derived from fees paid by advertisers in connection with the display of graphical advertisements or clicks on search advertisements on Web pages. As a result, such technologies and tools could reduce the number of display and search advertisements that we are able to deliver or our ability to serve our interest-based advertising and this, in turn, could reduce our advertising revenue and operating results.

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

A portion of our display and search revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we are exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service provider are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue. Moreover, advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation against us or our third-party provider or government regulation of advertising. Advertisers may also be issued refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, or refunds or credits could negatively impact our profitability.

We are involved in legal proceedings that may result in adverse outcomes.

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder actions, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended June 30, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $14.70 to $18.65 per share and the closing sale price on July 29, 2011 was $13.10 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; the current and anticipated future operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group Holding Limited (“Alibaba Group”); and news reports or rumors relating to us, companies in which we have an equity investment, trends in our markets, or general economic conditions.

In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options or other stock-based awards. A sustained decline in our stock price and market capitalization could lead to an impairment charge to our long-lived assets.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended June 30, 2011 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
April 1 — April 30, 2011	3,912,200	$16.65	3,912,200	$2,021,583
May 1 — May 31, 2011	5,347,100	$16.10	5,347,100	$1,935,478
June 1 — June 30, 2011	20,919,227	$15.32	20,919,227	$1,615,068

Total	30,178,527	$15.63	30,178,527

(*)

The share repurchases in the three months ended June 30, 2011 were made under our stock repurchase program announced in June 2010, which authorizes the repurchase of up to $3.0 billion of our outstanding shares of common stock from time to time. This program, according to its terms, will expire in June 2013. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

YAHOO! INC.

Dated: August 8, 2011	By:	/s/ CAROL BARTZ
Carol Bartz
Chief Executive Officer

Dated: August 8, 2011	By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse
Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 6, 2009 and incorporated herein by reference).

10.18(H)†*	Fourth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of December 13, 2010, by and between the Registrant and Microsoft Corporation.

10.18(I)†*	Fifth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of July 2, 2011, by and between the Registrant and Microsoft Corporation.

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

101.INS*‡	XBRL Instance

101.SCH*‡	XBRL Taxonomy Extension Schema

101.CAL*‡	XBRL Taxonomy Extension Calculation

101.DEF*‡	XBRL Taxonomy Extension Definition

101.LAB*‡	XBRL Taxonomy Extension Labels

101.PRE*‡	XBRL Taxonomy Extension Presentation

*	Filed herewith.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
‡	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions or other liability provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In addition, users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.