Form 10-K/A
period 2010-12-31
YAHOO INC
filed 2011-09-16
CIK 1011006

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2011 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed on February 28, 2011 (the “Original 10-K”), of Yahoo! Inc., a Delaware corporation (“Yahoo!”, the “Company”, or “we”). We are filing this Amendment to amend Item 15 to include the separate financial statements of Yahoo Japan Corporation and Consolidated Subsidiaries (“Yahoo Japan”) for its fiscal year ended March 31, 2011 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K because Yahoo Japan’s fiscal year ended after the date of the filing of the Original 10-K. The Rule 3-09 financial statements were prepared and provided to the Company by Yahoo Japan.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 28, 2011. The Original 10-K has not been amended or updated to reflect events occurring after February 28, 2011, except as specifically set forth in this Amendment.

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the Index to Exhibits (following the signature page of this report) are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of September 2011.

YAHOO! INC.

By:	/S/ TIMOTHY R. MORSE
Timothy R. Morse Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment has been signed by the following persons, on behalf of the Registrant and in the capacities indicated, as of September 16, 2011.

Signature	Title

/s/ TIMOTHY R. MORSE	Interim Chief Executive Officer and Chief Financial Officer
Timothy R. Morse	(Principal Executive Officer and Principal Financial Officer)

/s/ AMAN S. KOTHARI	SVP, Global Controller and Chief Accounting Officer
Aman S. Kothari	(Principal Accounting Officer)

*	Chairman of the Board
Roy J. Bostock

*	Director
Patti S. Hart

*	Director
Susan M. James

*	Director
Vyomesh Joshi

/s/ DAVID W. KENNY	Director
David W. Kenny

*	Director
Arthur H. Kern

*	Director
Brad D. Smith

*	Director
Gary L. Wilson

*	Director
Jerry Yang

*By:	/S/ TIMOTHY R. MORSE
Timothy R. Morse, Attorney In Fact

INDEX TO EXHIBITS

The following exhibits are included, or incorporated by reference, in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description
23.2*	Consent of Deloitte Touche Tohmatsu LLC, Independent Auditors of Yahoo Japan Corporation and Consolidated Subsidiaries.

24.1	Power of Attorney (included on the signature page of the Original 10-K and incorporated herein by reference).

31*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 16, 2011.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 16, 2011.

99.1*	Audited Financial Statements of Yahoo Japan Corporation and Consolidated Subsidiaries as of March 31, 2011, 2010 and 2009.

*	Filed herewith.