Form 10-Q
period 2011-09-30
YAHOO INC
filed 2011-11-07
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.001 par value	1,240,298,990

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited, in thousands except per share amounts)
Revenue	$1,601,203	$1,216,665	$4,799,542	$3,660,046
Cost of revenue	680,754	359,276	2,069,858	1,107,893

Gross profit	920,449	857,389	2,729,684	2,552,153

Operating expenses:
Sales and marketing	320,977	290,486	965,983	833,032
Product development	269,725	254,958	804,354	744,538
General and administrative	126,816	128,977	362,577	383,531
Amortization of intangibles	8,018	8,435	24,000	25,067
Restructuring charges, net	5,758	(2,721)	20,222	8,091

Total operating expenses	731,294	680,135	2,177,136	1,994,259

Income from operations	189,155	177,254	552,548	557,894
Other income, net	191,351	18,046	290,267	17,407

Income before income taxes and earnings in equity interests	380,506	195,300	842,815	575,301
Provision for income taxes	(86,413)	(55,731)	(204,381)	(163,480)
Earnings in equity interests	104,166	158,775	288,247	349,857

Net income	398,259	298,344	926,681	761,678
Less: Net income attributable to noncontrolling interests	(2,128)	(5,053)	(7,038)	(8,423)

Net income attributable to Yahoo! Inc.	$396,131	$293,291	$919,643	$753,255

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.30	$0.23	$0.67	$0.59

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.29	$0.23	$0.66	$0.58

Shares used in per share calculation — basic	1,333,753	1,253,044	1,370,145	1,287,352

Shares used in per share calculation — diluted	1,343,094	1,259,576	1,382,255	1,296,040

Stock-based compensation expense by function:
Cost of revenue	$698	$956	$2,289	$2,479
Sales and marketing	$19,066	$16,759	$54,284	$42,829
Product development	$22,647	$21,093	$81,152	$64,296
General and administrative	$8,686	$12,139	$31,752	$35,507
Restructuring expense reversals, net	$—	$—	$—	$(1,278)

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2010	September 30, 2011
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,526,427	$1,464,219
Short-term marketable debt securities	1,357,661	650,593
Accounts receivable, net	1,028,900	872,728
Prepaid expenses and other current assets	432,560	416,809

Total current assets	4,345,548	3,404,349
Long-term marketable debt securities	744,594	754,767
Property and equipment, net	1,653,422	1,725,556
Goodwill	3,681,645	3,750,287
Intangible assets, net	255,870	204,680
Other long-term assets	235,136	218,215
Investments in equity interests	4,011,889	4,469,702

Total assets	$14,928,104	$14,527,556

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162,424	$131,473
Accrued expenses and other current liabilities	1,208,792	864,139
Deferred revenue	254,656	205,978

Total current liabilities	1,625,872	1,201,590
Long-term deferred revenue	56,365	39,054
Capital lease and other long-term liabilities	142,799	134,310
Deferred and other long-term tax liabilities, net	506,658	647,483

Total liabilities	2,331,694	2,022,437
Commitments and contingencies (Note 11)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,308,836 shares issued and 1,308,836 shares outstanding as of December 31, 2010 and 1,322,000 shares issued and 1,239,719 shares outstanding as of September 30, 2011	1,306	1,319
Additional paid-in capital	10,109,913	10,340,550
Treasury stock at cost, zero shares as of December 31, 2010 and 82,281 shares as of September 30, 2011	—	(1,202,672)
Retained earnings	1,942,656	2,695,911
Accumulated other comprehensive income	504,254	625,001

Total Yahoo! Inc. stockholders’ equity	12,558,129	12,460,109
Noncontrolling interests	38,281	45,010

Total equity	12,596,410	12,505,119

Total liabilities and equity	$14,928,104	$14,527,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2010	September 30, 2011
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$926,681	$761,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	387,240	404,823
Amortization of intangible assets	97,969	87,784
Stock-based compensation expense, net	169,477	143,833
Non-cash restructuring charges	2,813	—
Tax benefits from stock-based awards	91,268	9,974
Excess tax benefits from stock-based awards	(131,648)	(44,715)
Deferred income taxes	15,752	68,740
Earnings in equity interests	(288,247)	(349,857)
Dividends received from equity investee	60,918	75,391
(Loss)/gain from sales of investments, assets, and other, net	(222,900)	12,822
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	59,464	156,092
Prepaid expenses and other	(18,502)	10,407
Accounts payable	(19,789)	(27,316)
Accrued expenses and other liabilities	(169,707)	(351,081)
Deferred revenue	(123,744)	(66,103)

Net cash provided by operating activities	837,045	892,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(466,685)	(463,006)
Purchases of marketable debt securities	(1,789,061)	(1,613,298)
Proceeds from sales of marketable debt securities	1,371,852	1,067,229
Proceeds from maturities of marketable debt securities	1,784,056	1,226,892
Acquisitions, net of cash acquired	(112,361)	(68,812)
Purchases of intangible assets	(18,793)	(11,020)
Proceeds from the sales of divested businesses	325,000	—
Proceeds from the sales of investments	—	21,271
Other investing activities, net	(19,392)	(5,763)

Net cash provided by investing activities	1,074,616	153,493

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	99,667	106,697
Repurchases of common stock	(1,749,311)	(1,202,504)
Excess tax benefits from stock-based awards	131,648	44,715
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(44,383)	(36,049)
Other financing activities, net	(1,442)	(8,333)

Net cash used in financing activities	(1,563,821)	(1,095,474)

Effect of exchange rate changes on cash and cash equivalents	(7,710)	(12,699)
Net change in cash and cash equivalents	340,130	(62,208)
Cash and cash equivalents at beginning of period	1,275,430	1,526,427

Cash and cash equivalents at end of period	$1,615,560	$1,464,219

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income. Under the amended guidance, an entity has the option to present comprehensive income in either one continuous statement or two consecutive financial statements. A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income. In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option under the current guidance that permits the presentation of components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated. The amendment becomes effective on January 1, 2012 and is applied retrospectively. Early adoption is permitted. This guidance will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

In September 2011, the FASB issued a revised standard on testing for goodwill impairment. The revised standard allows an entity to first assess qualitatively whether it is necessary to perform step one of the two-step annual goodwill impairment test. An entity is required to perform step one only if the entity concludes that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, a likelihood of more than 50 percent. An entity can choose to perform the qualitative assessment on none, some, or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company does not believe this guidance will have any impact on its consolidated financial position, results of operations, or cash flows.

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

Potentially dilutive securities representing approximately 58 million shares of common stock for both the three and nine months ended September 30, 2011, and 87 million and 86 million shares of common stock for the three and nine months ended September 30, 2010, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$396,131	$293,291	$919,643	$753,255
Less: Net income allocated to participating securities	(41)	(3)	(156)	(11)

Net income attributable to Yahoo! Inc. common stockholders — basic	$396,090	$293,288	$919,487	$753,244

Denominator:
Weighted average common shares	1,333,753	1,253,044	1,370,145	1,287,352

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.30	$0.23	$0.67	$0.59

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$396,131	$293,291	$919,643	$753,255
Less: Net income allocated to participating securities	(37)	(3)	(77)	(11)
Less: Effect of dilutive securities issued by equity investees	(653)	(661)	(2,018)	(1,963)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$395,441	$292,627	$917,548	$751,281

Denominator:
Denominator for basic calculation	1,333,753	1,253,044	1,370,145	1,287,352
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	5,068	4,333	6,236	5,768
Stock options and employee stock purchase plan	4,273	2,199	5,874	2,920

Denominator for diluted calculation	1,343,094	1,259,576	1,382,255	1,296,040

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.29	$0.23	$0.66	$0.58

Note 3 ACQUISITIONS

During the nine months ended September 30, 2011, the Company acquired three companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $72 million. The total cash consideration of $72 million less cash acquired of $3 million resulted in a net cash outlay of $69 million. Of the purchase price, $52 million was preliminarily allocated to goodwill, $26 million to amortizable intangible assets, $3 million to cash acquired, and $9 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed during the nine months ended September 30, 2011 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2010	September 30, 2011	Percent Ownership as of September 30, 2011
Alibaba Group	$2,280,602	$2,464,389	42%
Yahoo Japan	1,731,287	1,997,312	35%
Other	—	8,001	35%

Total	$4,011,889	$4,469,702

Equity Investment in Alibaba Group. The investment in Alibaba Group Holding Limited (“Alibaba Group”) is accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s condensed consolidated balance sheets. The Company records its share of the results of Alibaba Group, and any related amortization expense, one quarter in arrears within earnings in equity interests in the condensed consolidated statements of income. During the three months ended September 30, 2011, the Company recorded a dilution gain of $25 million, net of tax of $15 million, in earnings in equity interests related to the dilution of the Company’s ownership interest in Alibaba Group as a result of option exercises and the sale of stock to Alibaba Group employees during its quarter ended June 30, 2011 at an average price higher than the Company’s invested cost per share.

As of September 30, 2011, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,464,389
Proportionate share of Alibaba Group stockholders’ equity	1,780,158

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$684,231

(*)	The excess carrying value has been primarily assigned to goodwill.

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

The following tables present Alibaba Group’s U.S. GAAP summarized financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
Operating data(1):
Revenue	$348,105	$631,216	$903,872	$1,666,663
Gross profit	$259,465	$421,173	$679,539	$1,108,482
Income (loss) from operations(2)	$62,570	$132,403	$(71,004)	$205,654
Net income (loss)	$50,237	$137,253	$(49,975)	$233,887
Net income (loss) attributable to Alibaba Group	$35,917	$118,947	$(88,719)	$180,890

			September 30, 2010	June 30, 2011
Balance sheet data(1):
Current assets			$4,399,571	$3,267,962
Long-term assets			$2,436,976	$2,886,942
Current liabilities			$2,660,043	$1,434,556
Long-term liabilities			$58,679	$114,269
Non-voting participating redeemable securities			$860	$1,875
Noncontrolling interests			$338,419	$384,258

(1)

To expedite obtaining an essential regulatory license, the ownership of Alibaba Group’s online payment business, Alipay.com Co., Ltd. (“Alipay”), was restructured so that 100 percent of its outstanding shares are held by a Chinese domestic company, which is majority owned by Alibaba Group’s chief executive officer, and certain control agreements were terminated which resulted in the deconsolidation of Alipay in the first quarter of 2011. Accordingly, the Alibaba Group consolidated financial statements as of and for the quarter ended June 30, 2011 do not include the results of Alipay, nor do they include the net assets of Alipay as of and for the three and six months ended June 30, 2011. As of September 30, 2010, the consolidated current assets and current liabilities of Alibaba Group both include $1.6 billion of cash collected from purchasers and to be remitted to sellers. These amounts are no longer included in the consolidated balance sheet as of June 30, 2011. The impact of the deconsolidation of Alipay was not material to the Company’s financial statements.

(2)

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

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three and nine months ended September 30, 2010 and 2011, these transactions were not material.

Framework Agreement with Alibaba Group regarding Alipay. On July 29, 2011, the Company entered into a Framework Agreement (the “Framework Agreement”), with Alibaba Group, Softbank Corp., a Japanese corporation (“Softbank”), Alipay, APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“HoldCo”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties.

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

(3) Alibaba Group will license to Alipay certain intellectual property and technology and perform certain software technology services for Alipay and in return Alipay will pay to Alibaba Group a royalty and software technology services fee, which will consist of an expense reimbursement and a 49.9 percent share of the consolidated pre-tax income of Alipay and its subsidiaries. This percentage will decrease upon certain dilutive equity issuances by Alipay and HoldCo; provided, however, such percentage will not be reduced below 30 percent. This agreement will terminate upon the earlier to occur of (a) such time as it may be required to be terminated by applicable regulatory authorities in connection with a qualified initial public offering by Alipay and (b) the date the Liquidity Event Payment, the IPCo Promissory Note (as defined below) and certain related payments have been paid in full.

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

(6) Yahoo!, Softbank, Alibaba Group, HoldCo, Mr. Ma and Mr. Tsai will enter into an agreement pursuant to which (a) the Alibaba Group board of directors will ratify the actions taken by Alibaba Group in connection with the restructuring of the ownership of Alipay and the termination of certain control agreements which resulted in the deconsolidation of Alipay; and (b) the Company, Softbank and Alibaba Group will release claims against Alibaba Group, Alipay, HoldCo, Mr. Ma, Mr. Tsai and certain of their related parties (including Alibaba Group’s directors in their capacity as such) from any and all claims and liabilities, subject to certain limitations, arising out of or based upon such actions.

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

During the nine months ended September 30, 2011, the Company recorded $33 million in U.S. GAAP adjustments to Yahoo Japan’s net income to reflect the Company’s 35 percent share of non-cash losses related to impairments of assets held by Yahoo Japan. The $33 million recorded during the nine months ended September 30, 2011 includes $7 million related to the Company’s share of a non-cash loss in connection with an impairment of assets held by Yahoo Japan in the second quarter of 2011 and a $26 million, net of tax, U.S. GAAP adjustment to Yahoo Japan’s net income in the first quarter of 2011 to reflect the Company’s share of an other-than-temporary impairment of a cost method investment of Yahoo Japan that resulted primarily from reductions in the projected operating results of the Yahoo Japan investee.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $6 billion as of September 30, 2011.

During the nine months ended September 30, 2010 and 2011, the Company received cash dividends from Yahoo Japan in the amounts of $61 million and $75 million, net of taxes, respectively, which were recorded as reductions to the Company’s investment in Yahoo Japan.

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

	Three Months Ended		Nine Months Ended
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011
	(in thousands)
Operating data:
Revenue	$854,726	$958,927	$2,645,443	$2,959,085
Gross profit	$685,605	$797,008	$2,139,644	$2,452,776
Income from operations	$398,735	$446,945	$1,230,947	$1,442,131
Net income	$237,492	$284,111	$730,296	$799,995
Net income attributable to Yahoo Japan	$236,129	$282,820	$725,754	$795,103

			September 30, 2010	June 30, 2011
			(in thousands)
Balance sheet data:
Current assets			$2,332,325	$2,955,871
Long-term assets			$2,679,566	$2,710,754
Current liabilities			$938,985	$846,433
Long-term liabilities			$30,132	$34,375
Noncontrolling interests			$28,774	$28,211

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $78 million and $74 million for the three months ended September 30, 2010 and 2011, respectively, and revenue of approximately of $228 million and $211 million for the nine months ended September 30, 2010 and 2011, respectively. As of December 31, 2010 and September 30, 2011, the Company had net receivable balances from Yahoo Japan of approximately $40 million and $44 million, respectively.

Note 5 GOODWILL

The Company’s goodwill balance was $3.7 billion as of December 31, 2010, of which $2.7 billion was recorded in the Americas segment, $0.6 billion in the EMEA (Europe, Middle East, and Africa) segment, and $0.4 billion in the Asia Pacific segment. As of September 30, 2011, the Company’s goodwill balance was $3.8 billion, of which $2.7 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.5 billion in the Asia Pacific segment. The change in the carrying amount of goodwill of $69 million reflected on our condensed consolidated balance sheets during the nine months ended September 30, 2011 was primarily due to the addition of $30 million and $22 million related to acquisitions in the Americas and Asia Pacific segments, respectively, and the effect of foreign currency translation adjustments of $17 million.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2010	September 30, 2011
	Net	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer and advertiser related relationships	$62,104	$135,789	$(78,156)	$57,633
Developed technology and patents	167,897	351,620	(228,824)	122,796
Trade names, trademarks, and domain names	25,869	71,085	(46,834)	24,251

Total intangible assets, net	$255,870	$558,494	$(353,814)	$204,680

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million as of September 30, 2011.

For the three months ended September 30, 2010 and 2011, the Company recognized amortization expense for intangible assets of $30 million and $29 million, respectively, including $22 million in cost of revenue for the three months ended September 30, 2010 and $20 million in cost of revenue for the three months ended September 30, 2011. For the nine months ended September 30, 2010 and 2011, the Company recognized amortization expense for intangible assets of $98 million and $88 million, respectively, including $74 million and $62 million in cost of revenue for the nine months ended September 30, 2010 and 2011, respectively. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2011 and each of the succeeding years is as follows: three months ending December 31, 2011: $28 million; 2012: $85 million; 2013: $45 million; 2014: $25 million; 2015: $6 million; and 2016: $1 million.

Note 7 OTHER INCOME, NET

Other income, net is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Interest and investment income	$5,489	$3,955	$17,669	$14,399
Gain on sale of Zimbra, Inc.	—	—	66,130	—
Gain on sale of HotJobs	186,345	—	186,345	—
Other	(483)	14,091	20,123	3,008

Total other income, net	$191,351	$18,046	$290,267	$17,407

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

Note 8 COMPREHENSIVE INCOME

Comprehensive income, net of taxes, is comprised of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Net income	$398,259	$298,344	$926,681	$761,678
Change in net unrealized (losses) gains, on available-for-sale securities, net of tax and reclassification adjustments	(1,608)	(6,185)	4,140	(6,409)
Foreign currency translation adjustments	201,640	(44,689)	30,940	127,156

Other comprehensive income (loss)	200,032	(50,874)	35,080	120,747

Comprehensive income	598,291	247,470	961,761	882,425
Comprehensive income attributable to noncontrolling interests	(2,128)	(5,053)	(7,038)	(8,423)

Comprehensive income attributable to Yahoo! Inc.	$596,163	$242,417	$954,723	$874,002

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2010	September 30, 2011
Unrealized gains on available-for-sale securities, net of tax	$8,734	$2,325
Foreign currency translation, net of tax	495,520	622,676

Accumulated other comprehensive income	$504,254	$625,001

Note 9 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2010
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,353,064	$1,513	$(514)	$1,354,063
Municipal bonds	6,609	8	—	6,617
Corporate debt securities, commercial paper, and bank certificates of deposit	740,043	1,608	(76)	741,575
Corporate equity securities	2,597	—	(1,128)	1,469

Total investments in available-for-sale securities	$2,102,313	$3,129	$(1,718)	$2,103,724

	September 30, 2011
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$831,785	$1,204	$(334)	$832,655
Corporate debt securities, commercial paper, and bank certificates of deposit	571,968	1,033	(296)	572,705
Corporate equity securities	2,761	—	(2,059)	702

Total investments in available-for-sale securities	$1,406,514	$2,237	$(2,689)	$1,406,062

	December 31, 2010	September 30, 2011
Reported as:
Short-term marketable debt securities	$1,357,661	$650,593
Long-term marketable debt securities	744,594	754,767
Other assets	1,469	702

Total	$2,103,724	$1,406,062

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2010 and the nine months ended September 30, 2011 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2010	September 30, 2011
Due within one year	$1,357,661	$650,593
Due after one year through five years	744,594	754,767

Total available-for-sale marketable debt securities	$2,102,255	$1,405,360

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$539,287	$(514)	$—	$—	$539,287	$(514)
Corporate debt securities, commercial paper, and bank certificates of deposits	153,209	(75)	6,006	(1)	159,215	(76)
Corporate equity securities	—	—	1,469	(1,128)	1,469	(1,128)

Total	$692,496	$(589)	$7,475	$(1,129)	$699,971	$(1,718)

	September 30, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$372,920	$(334)	$—	$—	$372,920	$(334)
Corporate debt securities, commercial paper, and bank certificates of deposits	193,433	(296)	—	—	193,433	(296)
Corporate equity securities	—	—	702	(2,059)	702	(2,059)

Total	$566,353	$(630)	$702	$(2,059)	$567,055	$(2,689)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency, municipal and corporate debt securities, money market funds, and time deposits with financial institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair market value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell these securities. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

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

The following table sets forth the financial assets, measured at fair value, by level within the fair value hierarchy as of September 30, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$338,639	$—	$338,639
Available-for-sale securities:
Government and agency securities(1)	—	894,861	894,861
Commercial paper and bank certificates of deposit(1)	—	104,350	104,350
Corporate debt securities(1)	—	463,370	463,370

Available-for-sale securities at fair value	$338,639	$1,462,581	$1,801,220
Corporate equity securities(2)	702	—	702

Total assets at fair value	$339,341	$1,462,581	$1,801,922

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

The amount of cash and cash equivalents as of September 30, 2011 includes $1.1 billion in cash deposited with commercial banks, of which $379 million are time deposits.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the nine months ended September 30, 2011, the Company did not make significant transfers between Level 1 and Level 2 assets. As of December 31, 2010 and September 30, 2011, the Company did not have any significant Level 3 financial assets.

Note 10 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of September 30, 2011, there was $19 million of unamortized stock-based compensation cost related to the Company’s Employee Stock Purchase Plan which will be recognized over a weighted average period of 1.0 year.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the nine months ended September 30, 2011 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price per Share
Outstanding at December 31, 2010	80,976	$22.02
Options granted	6,630	$16.31
Options assumed	14	$5.25
Options exercised(*)	(5,558)	$10.02
Options expired	(10,370)	$28.74
Options cancelled/forfeited	(4,814)	$15.44

Outstanding at September 30, 2011	66,878	$21.88

(*)	The Company issued new shares of common stock to satisfy stock option exercises.

As of September 30, 2011, there was $79 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s Employee Stock Purchase Plan, using a Black-Scholes model. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan (*)
	Three Months Ended		Three Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.6%	1.2%	2.3%	1.4%
Expected volatility	36.1%	40.2%	68.1%	36.1%
Expected life (in years)	4.50	4.25	0.11	0.82

	Stock Options		Purchase Plan (*)
	Nine Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	2.0%	1.5%	2.3%	1.4%
Expected volatility	34.7%	36.6%	68.7%	36.1%
Expected life (in years)	4.50	4.15	0.33	0.96

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted Stock. Restricted stock awards and restricted stock units activity for the nine months ended September 30, 2011 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2010(*)	31,395	$17.99
Granted(*)	21,537	$15.70
Assumed	210	$16.61
Vested	(6,284)	$17.69
Forfeited	(8,777)	$15.96

Awarded and unvested at September 30, 2011(*)	38,081	$17.20

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of September 30, 2011, there was $294 million of unrecognized stock-based compensation cost related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

During the nine months ended September 30, 2010 and 2011, 7.7 million shares and 6.3 million shares vested, respectively, which were subject to previously granted restricted stock awards and restricted stock units. A majority of these vested restricted stock awards and restricted stock units were net share settled. During the nine months ended September 30, 2010 and 2011, the Company withheld 2.8 million shares and 2.2 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $44 million and $36 million for the nine months ended September 30, 2010 and 2011, respectively, and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholdings related to reacquisitions of shares of restricted stock awards. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

Performance-Based Executive Incentive Restricted Stock Units.

In February 2009 and February 2010, the Compensation Committee approved long-term performance-based incentive equity awards to senior officers, including three-year annual financial performance restricted stock units which generally are scheduled to vest on the third anniversary of the grant date based on the Company’s attainment of certain annual financial performance targets in each of the three years as well as the executive’s continued employment through that vesting date. The number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the applicable performance targets. The annual financial performance targets are established at the beginning of each fiscal year and, accordingly, the portion of the award subject to each annual target is treated as a separate annual grant for accounting purposes. The financial performance targets for the 2011 tranches of these awards were established in February 2011. The amount of stock-based compensation recorded for these restricted stock units will vary depending on the Company’s attainment of the financial performance targets and each executive’s completion of the service period. The grant date fair values of the 2011 tranches of the February 2009 and February 2010 annual financial performance restricted stock unit grants are $2 million and $3 million, respectively, and are being recognized as stock-based compensation expense over one-year and two-year service periods, respectively.

In February 2011, the Compensation Committee approved a long-term performance-based incentive equity award to senior officers in the form of restricted stock units that generally are scheduled to vest on the third anniversary of the grant date based on the Company’s attainment of certain financial performance targets for 2011 as well as the executive’s continued employment through that vesting date. The number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the performance targets. The financial performance targets were established in February 2011. The amount of stock-based compensation recorded for these restricted stock units will vary depending on the Company’s attainment of the financial performance targets and each executive’s completion of the service period. The grant date fair value of these restricted stock unit grants is $32 million and is being recognized as stock-based compensation expense over a three-year service period.

Stock Repurchases. In June 2010, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time. The repurchase program expires in June 2013. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the nine months ended September 30, 2011, the Company repurchased approximately 82 million shares of its common stock under this stock repurchase program at an average price of $14.62 per share for a total of $1,203 million. During the nine months ended September 30, 2010, the Company repurchased approximately 119 million shares of its common stock at an average price of $14.68 per share for a total of $1,749 million. Of such repurchases, $973 million was under the Company’s previous stock repurchase program approved by the Board of Directors in October 2006, which was exhausted during the third quarter of 2010, and $776 million was under the June 2010 stock repurchase program.

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

A summary of gross and net lease commitments as of September 30, 2011 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Three months ending December 31, 2011	$43	$(3)	$40
Years ending December 31,
2012	156	(11)	145
2013	131	(11)	120
2014	101	(9)	92
2015	77	(7)	70
2016	41	(1)	40
Due after 5 years	60	—	60

Total gross and net lease commitments	$609	$(42)	$567

Capital Lease Commitment
Three months ending December 31, 2011	$1
Years ending December 31,
2012	7
2013	8
2014	8
2015	8
2016	8
Due after 5 years	23

Gross lease commitment	$63

Less: interest	(24)

Net lease commitment	$39

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs, to its Affiliates. As of September 30, 2011, these commitments totaled $113 million, of which $30 million will be payable in the remainder of 2011, $78 million will be payable in 2012, and $5 million will be payable in 2013.

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

As of September 30, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated. On October 5, 2009, the Court granted class certification and granted final approval of a stipulated global settlement and plan of allocation. On October 6, 2010, various individuals objecting to the settlement filed opening appeal briefs with the U.S. Court of Appeals for the Second Circuit, and in early February 2011 Yahoo! and other appellees filed reply briefs in support of the settlement. The Second Circuit dismissed one appeal and remanded a second appeal to the District Court for a determination on standing. On remand, the District Court held on August 25, 2011 that the individual objector lacked standing and was not a class member; that ruling has been appealed to the Second Circuit.

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a stockholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On August 5, 2011, Yahoo! demurred to plaintiff’s third amended complaint. By written order dated September 19, 2011, the Court sustained Yahoo!’s demurrer without leave to amend.

Since May 31, 2011, a total of eight stockholder derivative suits were filed either in the Santa Clara County Superior Court or the United States District Court for the Northern District of California purportedly on behalf of Yahoo! stockholders against certain officers and directors of the Company and third parties. The actions allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution and seek damages, equitable relief, disgorgement and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay and related disclosures. The Santa Clara County actions filed by plaintiffs Cinnoto, Lassoff, Zucker, and Koo were consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011 (“California Derivative Litigation”). Defendants filed a motion to stay the California Derivative Litigation on October 25, 2011. The federal actions filed in the Northern District of California by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund were consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011 (“Federal Derivative Litigation”). An earlier action filed by plaintiff Oh in the Northern District of California was dismissed without prejudice on September 9, 2011.

Since June 6, 2011, two purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company and certain officers and directors by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. Plaintiffs seek to represent a class of persons who purchased or otherwise acquired the Company’s common stock between April 19, 2011 and May 13, 2011, and allege that during that class period, defendants issued false or misleading statements regarding the Company’s business and financial results and failed to disclose that Alibaba Group transferred ownership of its subsidiary Alipay at less than market value. The complaints purport to assert claims for relief for violation of Section 10(b) and 20(a) of the Exchange Act and for violation of Rule 10b-5 thereunder, and seek unspecified damages, injunctive and equitable relief, fees and costs. In October 2011, the District Court consolidated the two purported class actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff.

With respect to the legal proceedings and claims described above, the Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters and that the aggregate amount or range of such losses that are estimable would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2010 and September 30, 2011 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial expenses in defending against these claims.

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

The following tables present summary information by segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Revenue by segment:
Americas	$1,146,511	$791,240	$3,434,739	$2,418,209
EMEA	133,094	148,494	415,432	465,145
Asia Pacific	321,598	276,931	949,371	776,692

Total Revenue	$1,601,203	$1,216,665	$4,799,542	$3,660,046

TAC by segment:
Americas	$291,676	$37,493	$855,494	$115,038
EMEA	48,717	52,197	152,191	167,357
Asia Pacific	136,391	55,301	408,879	165,523

Total TAC	$476,784	$144,991	$1,416,564	$447,918

Revenue ex-TAC by segment:
Americas	$854,835	$753,747	$2,579,245	$2,303,171
EMEA	84,377	96,297	263,241	297,788
Asia Pacific	185,207	221,630	540,492	611,169

Total Revenue ex-TAC	$1,124,419	$1,071,674	$3,382,978	$3,212,128

Direct costs by segment(1):
Americas	135,899	134,672	426,136	403,612
EMEA	27,730	35,488	88,878	100,165
Asia Pacific	36,686	53,278	106,794	146,369
Global operating costs(2)(3)	516,101	470,533	1,533,714	1,376,852
Restructuring charges, net	5,758	(2,721)	20,222	8,091
Depreciation and amortization	161,993	152,223	485,209	474,034
Stock-based compensation expense	51,097	50,947	169,477	145,111

Income from operations	$189,155	$177,254	$552,548	$557,894

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

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs.

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Capital expenditures, net:
Americas	$133,101	$90,381	$372,451	$336,918
EMEA	11,881	18,224	47,012	45,445
Asia Pacific	18,892	15,337	47,222	80,643

Total capital expenditures, net	$163,874	$123,942	$466,685	$463,006

	December 31, 2010	September 30, 2011
Property and equipment, net:
Americas	$1,475,021	$1,487,410
EMEA	63,820	87,486
Asia Pacific	114,581	150,660

Total property and equipment, net	$1,653,422	$1,725,556

See Note 14 —”Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Display	$514,415	$502,102	$1,519,575	$1,548,262
Search	838,697	466,785	2,521,951	1,388,580
Other	248,091	247,778	758,016	723,204

Total revenue	$1,601,203	$1,216,665	$4,799,542	$3,660,046

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Revenue:
U.S.	$1,106,889	$744,526	$3,319,280	$2,282,537
International	494,314	472,139	1,480,262	1,377,509

Total revenue	$1,601,203	$1,216,665	$4,799,542	$3,660,046

	December 31, 2010	September 30, 2011
Property and equipment, net:
U.S	$1,471,536	$1,484,608
International	181,886	240,948

Total property and equipment, net	$1,653,422	$1,725,556

Note 13 INCOME TAXES

The Company’s effective tax rate is the result of the geographic mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Historically, the Company’s provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense, and adjustments to unrecognized tax benefits.

The effective tax rate reported for the three months ended September 30, 2011 was 29 percent compared to 23 percent for the same period in 2010. The rates in both periods were lower than the U.S. federal statutory rate primarily due to a shift in the geographic mix of earnings. During the three months ended September 30, 2010, the Company also recorded the benefit of a capital loss carryover that was used to offset the gain on sale of HotJobs.

The effective tax rate reported for the nine months ended September 30, 2011 was 28 percent compared to 24 percent for the same period in 2010. The rates in both periods were lower than the U.S. federal statutory rate primarily due to reductions of previously-recorded tax reserves upon the favorable settlement of tax audits and the shift in the geographic mix of earnings. During the nine months ended September 30, 2010, the Company also recorded the benefit of a capital loss carryover that was used to offset gains from sales of Zimbra, Inc. and HotJobs. While the discrete adjustments had a greater effect in the nine months ended September 30, 2010 than September 30, 2011, the annual effective tax rate for 2011 is projected to be lower than in 2010 as a result of a shift in the geographic mix of earnings and a lower effective blended state tax rate.

The Company is in various stages of examination and appeal in connection with all of its tax audits worldwide, which generally span tax years 2005 through 2009. It is difficult to determine when these examinations will be settled or what their final outcomes will be. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

The Company’s gross amount of unrecognized tax benefits as of September 30, 2011 is $524 million, of which $405 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2011 decreased by $73 million from the recorded balance as of December 31, 2010 due to favorable settlements of tax audits in the first three quarters of 2011. Since there can be no assurance as to the outcome of tax audits currently in progress, it is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Note 14 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Employee severance pay and related costs	$(215)	$(2,571)	$735	$6,340
Non-cancelable lease, contract termination, and other charges	5,973	(150)	19,487	3,029

Sub-total before reversal of stock-based compensation expense	5,758	(2,721)	20,222	9,369
Reversal of stock-based compensation expense for forfeitures	—	—	—	(1,278)

Restructuring charges, net	$5,758	$(2,721)	$20,222	$8,091

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Q4’08 Restructuring Plan. During the fourth quarter of 2008, the Company implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three and nine months ended September 30, 2010, the Company incurred total pre-tax cash charges of approximately $3 million and $17 million, respectively, in facility and other related costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $2 million and $16 million for the three and nine months ended September 30, 2010, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $1 million for both the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2011, the Company incurred total pre-tax cash charges of approximately $1 million and $4 million, respectively, in facility and other related costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on its strategic initiatives. The Company exited the facility in the third quarter of 2010. In connection with the strategic realignment efforts, a U.S. executive of one of the Company’s acquired businesses departed. During both the three and nine months ended September 30, 2010, the Company incurred total pre-tax charges of $3 million in severance, facility and other related costs related to the Q4’09 restructuring charges, consisting of charges related to the EMEA segment. During the three months ended September 30, 2011, the Company did not incur any charges related to the Q4’09 restructuring charges. During the nine months ended September 30, 2011, the Company recorded a reversal of $1 million for adjustments to original estimates in severance and other related costs related to the Q4’09 restructuring charges, entirely related to the EMEA segment. The workforce realignment was completed during the second quarter of 2011.

Q4’10 Restructuring Plan. During the fourth quarter of 2010, the Company began implementation of a worldwide workforce reduction to align resources with its product strategy. During the three and nine months ended September 30, 2011, the Company recorded net reversals of $4 million and $3 million, respectively, for adjustments to original estimates in severance and other costs related to the Q4’10 restructuring plan. Net reversals under the Q4’10 restructuring plan relating to the Americas segment were $2 million for both the three and nine months ended September 30, 2011. Net reversals under the Q4’10 restructuring plan relating to the EMEA segment were $2 million and $1 million for the three and nine months ended September 30, 2011, respectively.

Q1’11 Restructuring Plan. During the first quarter of 2011, the Company began implementation of a workforce realignment to further reduce its cost structure. During the three months ended September 30, 2011, the Company incurred total pre-tax cash charges of less than $1 million in severance and other related costs related to the Q1’11 restructuring plan, the majority of which related to the Americas segment. During the nine months ended September 30, 2011, the Company incurred total pre-tax cash charges of $9 million in severance and other related costs related to the Q1’11 restructuring plan. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $8 million in restructuring charges, net recorded in the nine months ended September 30, 2011, $7 million related to the Americas segment and $1 million related to the EMEA segment.

Restructuring Accruals. The $43 million restructuring liability as of September 30, 2011 consists of $6 million for employee severance pay expenses, which the Company expects to substantially pay out by the end of the fourth quarter of 2012, and $37 million related to non-cancelable lease costs, which the Company expects to pay over the terms of the related obligations (which extend to the second quarter of 2017).

The Company’s restructuring accrual activity for the nine months ended September 30, 2011 is summarized as follows (in thousands):

	Q4’08 Restructuring Plan	Q4’09 Restructuring Charges	Q4’10 Restructuring Plan	Q1’11 Restructuring Plan	Total
Balance as of January 1, 2011	$49,484	$4,286	$33,332	$—	$87,102
Employee severance pay and related costs	8	109	3,844	10,624	14,585
Reversals of stock-based compensation expense	—	(46)	(586)	(646)	(1,278)
Non-cancelable lease, contract termination, and other charges	4,953	18	8	—	4,979
Reversals of previous charges	(1,250)	(1,664)	(5,985)	(1,296)	(10,195)

Restructuring charges, net for the quarter ended September 30, 2011	$3,711	$(1,583)	$(2,719)	$8,682	$8,091
Cash paid	(16,644)	(1,494)	(27,381)	(8,609)	(54,128)
Non-cash reversals (accelerations) of stock-based compensation expense	—	46	586	646	1,278
Non-cash adjustments	37	(1,255)	496	920	198

Balance as of September 30, 2011	$36,588	$—	$4,314	$1,639	$42,541

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2010	September 30, 2011
Americas	$68,268	$36,384
EMEA	16,895	5,966
Asia Pacific	1,939	191

Total restructuring accruals	$87,102	$42,541

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

During the first five years of the term of the Search Agreement, in transitioned markets the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft. As of December 31, 2010, the Company had collected a total amount of $93 million on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents as of December 31, 2010, with a corresponding liability in accrued expenses and other current liabilities. The Company remitted the $93 million to Microsoft in the first quarter of 2011. The Company’s uncollected 88 percent share in connection with the Search Agreement was $172 million and $185 million, which is included in accounts receivable, net, as of December 31, 2010 and September 30, 2011, respectively.

The Company completed the transition of its algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. The Company has completed the transition of algorithmic search in substantially all other markets and plans to complete that transition in the remaining markets by the end of 2011. The market-by-market transition of the Company’s paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through the first half of 2013.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods. The Company records the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which would typically be the quarter in which the associated shortfall in revenue per search occurred.

Microsoft has agreed to reimburse the Company for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. The Company’s results for the three and nine months ended September 30, 2010 reflect transition cost reimbursements from Microsoft under the Search Agreement of $18 million and $60 million, respectively. During the nine months ended September 30, 2010, the Company also recorded reimbursements of $43 million for transition costs incurred in 2009. The 2009 transition cost reimbursements were recorded in the first quarter of 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. During the three and nine months ended September 30, 2011, the Company recorded transition cost reimbursements from Microsoft under the Search Agreement of $4 million and $27 million, respectively. During the third quarter of 2011, the Company’s cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs the Company incurs in excess of the $150 million reimbursement cap are not subject to reimbursement.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $81 million and $202 million, respectively, for the three and nine months ended September 30, 2010 and $53 million and $164 million, respectively, for the three and nine months ended September 30, 2011. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

In addition to the reimbursements for transition and search operating costs, during the first quarter of 2010, the Company recorded reimbursements of $15 million for employee retention costs incurred in the first quarter of 2010 and reimbursements of $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and the search operating cost reimbursements.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. Of the total amounts incurred in the fourth quarter of 2010, the total reimbursements not yet received from Microsoft of $64 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2010. Of the total amounts incurred in the third quarter of 2011, the total reimbursements not yet received from Microsoft of $25 million were classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of September 30, 2011.

Note 16 SUBSEQUENT EVENTS

On November 1, 2011, the Company announced that it entered into a merger agreement with interclick, inc. and will commence an all cash tender offer for all outstanding shares of common stock of interclick at $9.00 per share. The transaction has an estimated total equity value of approximately $270 million. With interclick, the Company will acquire innovative data targeting capabilities, optimization technologies and new premium supply, as well as a team experienced in selling audiences across disparate sources of pooled supply. The Company expects the transaction to close by early 2012.

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

Third Quarter Highlights

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
Operating Highlights	2010	2011		2010	2011
	(In thousands)
Revenue	$1,601,203	$1,216,665	$(384,538)	$4,799,542	$3,660,046	$(1,139,496)
Income from operations	$189,155	$177,254	$(11,901)	$552,548	$557,894	$5,346

	Nine Months Ended September 30,		Dollar Change
Cash Flow Results	2010	2011
	(In thousands)
Net cash provided by operating activities	$837,045	$892,472	$55,427
Net cash provided by investing activities	$1,074,616	$153,493	$(921,123)
Net cash used in financing activities	$(1,563,821)	$(1,095,474)	$468,347

Our revenue decreased 24 percent for both the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This can be attributed to a decrease in both our display and search revenue for the three months ended September 30, 2011. For the nine months ended September 30, 2011, display revenue increased slightly but was offset by a decrease in search revenue. The decrease in search revenue was primarily due to the required change in revenue presentation which began in the fourth quarter of 2010, the associated revenue share with Microsoft for the Americas region, and the loss of an Affiliate in the Asia Pacific region. The decrease in income from operations of $12 million for the three months ended September 30, 2011 reflects the decrease in revenue, partially offset by a decrease in operating expenses of $51 million for the three months ended September 30, 2011 compared to the same periods in 2010. The increase in income from operations of $5 million for the nine months ended September 30, 2011 reflects the decrease in revenue, offset by a decrease in operating expenses of $183 million for the nine months ended September 30, 2011 compared to the same period in 2010.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the nine months ended September 30, 2011 generated adequate cash to meet our operating needs. Cash provided by investing activities in the nine months ended September 30, 2011 included net proceeds from sales, maturities, and purchases of marketable debt securities of $681 million and proceeds from the sales of investments of $21 million offset by $69 million used for acquisitions, net of cash acquired, net capital expenditures of $463 million, and $11 million for the purchase of intangible assets. Cash used in financing activities included $1,203 million used in the direct repurchase of common stock and $36 million used for tax withholding payments related to the net share settlements of restricted stock units and tax withholding related reacquisition of shares of restricted stock, offset by $107 million in proceeds from employee option exercises and employee stock purchases.

Search Agreement with Microsoft Corporation

On December 4, 2009, we entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”), which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. We also entered into a License Agreement with Microsoft pursuant to which Microsoft acquired an exclusive 10-year license to our core search technology that it will be able to integrate into its existing Web search platforms.

During the first five years of the Search Agreement, in transitioned markets we are entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties and we are also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. In the transitioned markets, for search revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, we report as revenue the 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred.

Under the Search Agreement, Microsoft agreed to reimburse us for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. During the third quarter of 2011, our cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs we incur in excess of the $150 million reimbursement cap are not subject to reimbursement. Our results for the three and nine months ended September 30, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement of $4 million and $27 million, respectively. During the three and nine months ended September 30, 2010, we recorded transition cost reimbursements from Microsoft under the Search Agreement of $18 million and $60 million, respectively. During the nine months ended September 30, 2010, we also recorded reimbursements of $43 million for transition costs incurred in 2009. The 2009 transition cost reimbursements were recorded in the first quarter of 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $53 million and $164 million, respectively, for the three and nine months ended September 30, 2011 and $81 million and $202 million, respectively, for the same periods of 2010. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

We completed the transition of our algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. We have completed the transition of algorithmic search in substantially all other markets and plan to complete that transition in the remaining markets by the end of 2011. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through the first half of 2013.

In addition to the reimbursements for transition and search operating costs, during the first quarter of 2010, we recorded reimbursements of $15 million for employee retention costs incurred in the first quarter of 2010 and reimbursements of $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and the search operating cost reimbursements.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred in the third quarter of 2011, the total reimbursements not yet received from Microsoft of $64 million were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of December 31, 2010. Of the total amounts incurred in the third quarter of 2011, the total reimbursements not yet received from Microsoft of $25 million were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of September 30, 2011. The $25 million of unpaid reimbursements is expected to be received during the fourth quarter of 2011.

See Note 15 — “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements for additional information.

Results of Operations

Revenue. Revenue by groups of similar services was as follows (dollars in thousands):

	Three Months Ended September 30,				Percent Change	Nine Months Ended September 30,				Percent Change
	2010	(*)	2011	(*)		2010	(*)	2011	(*)
Display	$514,415	32%	$502,102	42%	(2%)	$1,519,575	31%	$1,548,262	42%	2%
Search	838,697	53%	466,785	38%	(44%)	2,521,951	53%	1,388,580	38%	(45%)
Other	248,091	15%	247,778	20%	0%	758,016	16%	723,204	20%	(5%)

Total revenue	$1,601,203	100%	$1,216,665	100%	(24%)	$4,799,542	100%	$3,660,046	100%	(24%)

(*)	Percent of total revenue.

We currently generate revenue principally from display advertising on Yahoo! Properties and from search advertising on Yahoo! Properties and Affiliate sites.

We earn revenue from guaranteed or “premium” display advertising by delivering advertisements according to advertisers’ specified criteria, such as number of impressions during a fixed period on a specific placement. Also, we earn revenue from non-guaranteed or “non-premium” display advertising by delivering advertisements for advertisers purchasing inventory on a preemptible basis, which means that the advertisement may or may not appear, inventory is not reserved and position placement is not assured. Generally, we make our non-guaranteed display inventory available through our Right Media Exchange.

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

Display Revenue. Display revenue for the three and nine months ended September 30, 2011 decreased by 2 percent and increased by 2 percent, respectively, compared to the same periods in 2010. For the three months ended September 30, 2011, Americas display revenue declined as compared to the same period of 2010 primarily due to declines in non-guaranteed revenue across mail and other properties. The increase for the nine months ended September 30, 2011 can be attributed to both an increased volume of ad impressions in our EMEA and Asia Pacific segments and the favorable effects of foreign currency exchange rate fluctuations, as partially offset by a decline in Americas display revenue. The decline in Americas display revenue in the second and third quarters is attributable in part to changes in our U.S. sales force during the second quarter of 2011, which resulted in our sales force operating at less than full capacity. For both the three and nine months ended September 30, 2011, Display Page Views decreased 2 percent, and revenue per Display Page View increased 2 percent and 6 percent, respectively, compared to the same periods in 2010 due to the factors discussed above.

We expect display revenue to remain flat for the fourth quarter of 2011 compared to the same period of 2010, due to decreases in Americas display revenue offset by increases in EMEA and Asia Pacific display revenue.

Search Revenue. Search revenue for the three and nine months ended September 30, 2011 decreased by 44 percent and 45 percent respectively, compared to the same periods in 2010. Search revenue decreased primarily due to the required change in revenue presentation which began in the fourth quarter of 2010, the associated revenue share with Microsoft for the Americas region, and the loss of an Affiliate in the Asia Pacific region. For the three and nine months ended September 30, 2011, Search Page Views increased 4 percent and 2 percent, respectively. For both the three and nine months ended September 30, 2011, revenue per Search Page View decreased 46 percent, compared to the same periods in 2010. The decline in revenue per Search Page View for the three and nine months ended September 30, 2011 compared to the same periods in 2010 was attributable to the declines in search revenue over the two periods as discussed above.

We expect search revenue for the fourth quarter of 2011 to decrease compared to the same period of 2010. We expect this decrease will be attributable to several factors associated with the transition of algorithmic and paid search results to Microsoft’s platform in the transitioned markets, including the required change in revenue presentation for transitioned markets from a gross to a net basis and the revenue share with Microsoft in transitioned markets as well as the loss of an Affiliate in the Asia Pacific segment in the fourth quarter of 2010.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue and fees revenue. Other revenue for the three and nine months ended September 30, 2011 remained flat and decreased 5 percent, respectively, compared to the same periods in 2010. The decrease for the nine months ended September 30, 2011 is attributable to changes in certain of our broadband access partnerships and to the divestiture of certain business lines throughout 2010. In addition, revenue from other premium services declined year-over-year as we continue to outsource various offerings to commercial partners.

We expect other revenue to decline for the fourth quarter of 2011, compared to the same period of 2010 due to changes in certain of our broadband access partnerships discussed above.

Operating Costs and Expenses. Operating costs and expenses consist of cost of revenue, sales and marketing, product development, general and administrative, amortization of intangible assets, and restructuring charges, net. Cost of revenue consists of traffic acquisition costs (“TAC”), Internet connection charges, and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended September 30,				Dollar Change	Percent Change
	2010	(*)	2011	(*)
Cost of revenue	$680,754	43%	$359,276	30%	$(321,478)	(47%)
Sales and marketing	$320,977	20%	$290,486	24%	$(30,491)	(9%)
Product development	$269,725	17%	$254,958	21%	$(14,767)	(5%)
General and administrative	$126,816	8%	$128,977	11%	$2,161	2%
Amortization of intangibles	$8,018	1%	$8,435	1%	$417	5%
Restructuring charges, net	$5,758	0%	$(2,721)	0%	$(8,479)	(147%)

	Nine Months Ended September 30,				Dollar Change	Percent Change
	2010	(*)	2011	(*)
Cost of revenue	$2,069,858	43%	$1,107,893	30%	$(961,965)	(46%)
Sales and marketing	$965,983	20%	$833,032	23%	$(132,951)	(14%)
Product development	$804,354	17%	$744,538	20%	$(59,816)	(7%)
General and administrative	$362,577	8%	$383,531	10%	$20,954	6%
Amortization of intangibles	$24,000	1%	$25,067	1%	$1,067	4%
Restructuring charges, net	$20,222	0%	$8,091	0%	$(12,131)	(60%)

(*)	Percent of total revenue.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Cost of revenue	$698	$956	$2,289	$2,479
Sales and marketing	19,066	16,759	54,284	42,829
Product development	22,647	21,093	81,152	64,296
General and administrative	8,686	12,139	31,752	35,507
Restructuring expense reversals, net	—	—	—	(1,278)

Total stock-based compensation expense	$51,097	$50,947	$169,477	$143,833

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

The changes in operating costs and expenses for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(1,437)	$8,593	$(7,156)	$(331,793)	$(326)	$10,641	$(321,478)
Sales and marketing	(515)	81	(11)	—	(1,041)	(29,005)	(30,491)
Product development	(13,337)	(1,362)	649	—	(1,271)	554	(14,767)
General and administrative	9,370	(276)	(3,667)	—	6,982	(10,248)	2,161
Amortization of intangibles	—	—	417	—	—	—	417
Restructuring charges, net	—	—	—	—	—	(8,479)	(8,479)

Total	$(5,919)	$7,036	$(9,768)	$(331,793)	$4,344	$(36,537)	$(372,637)

The changes in operating costs and expenses for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(9,363)	$14,564	$(13,336)	$(968,644)	$(645)	$15,459	$(961,965)
Sales and marketing	(46,223)	(387)	(1,094)	—	(3,400)	(81,847)	(132,951)
Product development	(61,354)	(3,359)	8,069	—	(1,283)	(1,889)	(59,816)
General and administrative	13,427	(375)	(5,881)	—	13,634	149	20,954
Amortization of intangibles	—	—	1,067	—	—	—	1,067
Restructuring charges, net	—	—	—	—	—	(12,131)	(12,131)

Total	$(103,513)	$10,443	$(11,175)	$(968,644)	$8,306	$(80,259)	$(1,144,842)

Compensation Expense. Total compensation expense decreased $6 million and $104 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Excluding the impact of Microsoft reimbursements, compensation expense for the three and nine months ended September 30, 2011 decreased $18 million and $152 million, respectively, compared to the same periods of 2010, primarily due to decreased stock-based compensation expense, lower salaries and wages from decreased headcount in the product development and sales and marketing functions, and the capitalization of otherwise expensed compensation costs associated with increased efforts in the development of our technology platform and specific products. The decrease in stock-based compensation expense is primarily due to higher employee forfeitures of stock-based awards in the nine months ended September 30, 2011, compared to the same period of 2010. The decline in compensation expense was offset by decreased Microsoft reimbursements of $12 million and $48 million, respectively, during the three and nine months ended September 30, 2011, compared to the same periods of 2010. The decrease in Microsoft reimbursements for the three months ended September 30, 2011 was due to the transition of paid search to Microsoft platforms. Microsoft reimbursements decreased $36 million in the nine months ended September 30, 2011 compared to the same period in 2010 due to the impact of 2009 transition cost reimbursements being recorded in the first quarter of 2010.

Information Technology. Information technology expense increased $7 million and $10 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Excluding the impact of Microsoft reimbursements, information technology expense for the three and nine months ended September 30, 2011 increased $4 million and $17 million, respectively, compared to the same periods of 2010, due to increased data center operating costs. Information technology expense was impacted by decreased reimbursements from Microsoft of $3 million for the three months ended September 30, 2011 and increased reimbursements from Microsoft of $7 million for the nine months ended September 30, 2011, compared to the same periods of 2010. The increase in Microsoft reimbursements for the nine months ended September 30, 2011 was due to the inclusion of nine months of expenses in 2011 compared to the inclusion of seven months of expenses in the same period of 2010.

Depreciation and Amortization. Depreciation and amortization expense decreased $10 million and $11 million for the three and nine months ended September 30, 2011, as compared to the same periods in 2010. Excluding the impact of Microsoft reimbursements, depreciation and amortization expense decreased $12 million for both the three and nine months ended September 30, 2011, compared to the same periods of 2010. The decrease was due to decreased amortization expense for fully amortized intangible assets acquired in prior years.

TAC. TAC decreased $332 million and $969 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The decrease for the three and nine months ended September 30, 2011, compared to the same periods of 2010 was primarily due to the change in the recording of TAC in the fourth quarter of 2010 due to the Search Agreement with Microsoft as we no longer incur TAC for transitioned markets. We now receive an 88 percent revenue share in the transitioned markets as Microsoft is the primary obligor to the advertisers. In addition, the decrease in TAC year-over-year was due to the loss of an Affiliate in the Asia Pacific region during late 2010.

Facilities and Other Expenses. Facilities and other expenses decreased $32 million and $72 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010. Excluding the impact of Microsoft reimbursements, facilities and other expenses decreased $44 million and $112 million, primarily due to decreases in marketing-related expenses of $29 million and $75 million for the three and nine months ended September 30, 2011. Marketing-related expenses decreased during the three and nine months ended September 30, 2011 compared to the same periods of 2010 due to the launch of various 2010 marketing campaigns, including our global branding campaign, for which there were no similar campaigns in the three and nine months ended September 30, 2011. The decline in facilities and other expenses was offset by decreased Microsoft reimbursements of $12 million and $40 million during the three and nine months ended September 30, 2011, compared to the same periods of 2010. The decrease in Microsoft reimbursements for the three months ended September 30, 2011 was due to the transition of paid search to Microsoft platforms. Microsoft reimbursements decreased $7 million in the nine months ended September 30, 2011 compared to the same period in 2010 due to the impact of 2009 transition cost reimbursements being recorded in the first quarter of 2010.

We currently expect our operating costs to decrease for the fourth quarter of 2011, compared to the same period of 2010, primarily due to higher restructuring activities and marketing expenses in 2010 than 2011 as we continue our efforts to drive efficiencies and align our spending with our strategic priorities.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
Employee severance pay and related costs	$(215)	$(2,571)	$735	$6,340
Non-cancelable lease, contract termination, and other charges	5,973	(150)	19,487	3,029

Sub-total before reversal of stock-based compensation expense	5,758	(2,721)	20,222	9,369
Reversals of stock-based compensation expense for forfeitures	—	—	—	(1,278)

Restructuring charges, net	$5,758	$(2,721)	$20,222	$8,091

Q4’08 Restructuring Plan. During the fourth quarter of 2008, we implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three and nine months ended September 30, 2010, we incurred total pre-tax cash charges of approximately $3 million and $17 million, respectively, in facility and other related costs related to the Q4’08 restructuring plan. Net charges under the Q4’08 restructuring plan relating to the Americas segment were $2 million and $16 million for the three and nine months ended September 30, 2010, respectively. Net charges under the Q4’08 restructuring plan relating to the EMEA segment were $1 million for both the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2011, we incurred total pre-tax cash charges of approximately $1 million and $4 million, respectively, in facility and other related costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment. As of September 30, 2011, the aggregate outstanding restructuring liability related to the Q4’08 restructuring plan was $37 million, most of which relates to non-cancelable lease costs that we expect to pay over the lease terms of the related obligations, which end by the second quarter of 2017.

Q4’09 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We exited the facility in the third quarter of 2010. In connection with the strategic realignment efforts, a U.S. executive of one of our acquired businesses departed. During both the three and nine months ended September 30, 2010, we incurred total pre-tax charges of $3 million in severance, facility and other related costs related to the Q4’09 restructuring charges, consisting of charges primarily related to the EMEA segment. During the three months ended September 30, 2011, we did not incur any charges related to the Q4’09 restructuring charges. During the nine months ended September 30, 2011, we recorded a reversal of $1 million for adjustments to original estimates in severance and other related costs related to the Q4’09 restructuring charges, entirely related to the EMEA segment. As of September 30, 2011, there was no remaining restructuring liability related to the Q4’09 restructuring charges.

Q4’10 Restructuring Plan. During the fourth quarter of 2010, we began implementation of a worldwide workforce reduction to align resources with our product strategy. During the three and nine months ended September 30, 2011, we recorded net reversals of $4 million and $3 million, respectively, for adjustments to original estimates in severance and other costs related to the Q4’10 restructuring plan. Net reversals under the Q4’10 restructuring plan relating to the Americas segment were $2 million for both the three and nine months ended September 30, 2011. Net reversals under the Q4’10 restructuring plan relating to the EMEA segment were $2 million and $1 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2011, the aggregate outstanding restructuring liability related to the Q4’10 restructuring plan was $4 million, which we expect to substantially pay by the fourth quarter of 2012.

Q1’11 Restructuring Plan. During the first quarter of 2011, we began implementation of a workforce realignment to further reduce our cost structure. During the three months ended September 30, 2011, we incurred total pre-tax cash charges of less than $1 million in severance and other related costs related to the Q1’11 restructuring plan, the majority of which related to the Americas segment. During the nine months ended September 30, 2011, we incurred total pre-tax cash charges of $9 million in severance and other costs related to the Q1’11 restructuring plan. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $8 million in restructuring charges, net recorded in the nine months ended September 30, 2011, $7 million related to the Americas segment and $1 million related to the EMEA segment. As of September 30, 2011, the aggregate outstanding restructuring liability related to the Q1’11 restructuring plan was $2 million, which we expect to substantially pay by the fourth quarter of 2012.

In addition to the charges described above, we currently expect to incur future charges of approximately $14 million to $19 million primarily related to non-cancelable operating costs and accretion related to exited facilities identified as part of the Q4’08 restructuring plan, the majority of which related to the Americas segment. The future charges are expected to be recorded through 2017. See Note 14 — “Restructuring charges, net” in the Notes to the condensed consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (in thousands):

	Three Months Ended September 30,		Dollar Change	Nine Months Ended September 30,		Dollar Change
	2010	2011		2010	2011
Interest and investment income	$5,489	$3,955	$(1,534)	$17,669	$14,399	$(3,270)
Gain on sale of Zimbra, Inc.	—	—	—	66,130	—	(66,130)
Gain on sale of HotJobs	186,345	—	(186,345)	186,345	—	(186,345)
Other	(483)	14,091	14,574	20,123	3,008	(17,115)

Total other income, net	$191,351	$18,046	$(173,305)	$290,267	$17,407	$(272,860)

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

Income Taxes. Our effective tax rate is the result of the geographic mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Historically, our provision for income taxes has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, non-deductible stock-based compensation expense and adjustments to unrecognized tax benefits.

The effective tax rate reported for the three months ended September 30, 2011 was 29 percent compared to 23 percent for the same period in 2010. The rates in both periods were lower than the U.S. federal statutory rate primarily due to a shift in the geographic mix of earnings. During the three months ended September 30, 2010, we also recorded the benefit of a capital loss carryover that was used to offset the gain on sale of HotJobs.

The effective tax rate reported for the nine months ended September 30, 2011 was 28 percent compared to 24 percent for the same period in 2010. The rates in both periods were lower than the U.S. federal statutory rate primarily due to reductions of previously-recorded tax reserves upon the favorable settlement of tax audits and a shift in the geographic mix of earnings. During the nine months ended September 30, 2010, we also recorded the benefit of a capital loss carryover that was used to offset gains from sales of Zimbra, Inc. and HotJobs. While the discrete adjustments had a greater effect in the nine months ended September 30, 2010 than September 30, 2011, the annual effective tax rate for 2011 is projected to be lower than in 2010 as a result of a shift in the geographic mix of earnings and a lower effective blended state tax rate.

We are in various stages of examination and appeal in connection with all of our tax audits worldwide, which generally span tax years 2005 through 2009. It is difficult to determine when these examinations will be settled or what their final outcomes will be. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Our gross amount of unrecognized tax benefits as of September 30, 2011 is $524 million, of which $405 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of September 30, 2011 decreased by $73 million from the recorded balance as of December 31, 2010 due to favorable settlements of tax audits in the first three quarters of 2011. Since there can be no assurance as to the outcome of tax audits currently in progress, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease in our unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Earnings in Equity Interests. Earnings in equity interests for the three and nine months ended September 30, 2011 was $159 million and $350 million, respectively, compared to $104 million and $288 million for the same periods in 2010. The increases for the three and nine months ended September 30, 2011 were due primarily to Yahoo Japan’s and Alibaba Group’s continued improvement in financial performance and the recognition of a dilution gain of $25 million, net of tax, related to our ownership interest in Alibaba Group offset by non-cash losses related to impairments of assets held by Yahoo Japan. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

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

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2010	September 30, 2011		September 30, 2010	September 30, 2011
Revenue by segment:
Americas	$1,146,511	$791,240	(31%)	$3,434,739	$2,418,209	(30%)
EMEA	133,094	148,494	12%	415,432	465,145	12%
Asia Pacific	321,598	276,931	(14%)	949,371	776,692	(18%)

Total revenue	$1,601,203	$1,216,665	(24%)	$4,799,542	$3,660,046	(24%)

TAC by segment:
Americas	$291,676	$37,493	(87%)	$855,494	$115,038	(87%)
EMEA	48,717	52,197	7%	152,191	167,357	10%
Asia Pacific	136,391	55,301	(59%)	408,879	165,523	(60%)

Total TAC	$476,784	$144,991	(70%)	$1,416,564	$447,918	(68%)

Revenue ex-TAC by segment:
Americas	$854,835	$753,747	(12%)	$2,579,245	$2,303,171	(11%)
EMEA	84,377	96,297	14%	263,241	297,788	13%
Asia Pacific	185,207	221,630	20%	540,492	611,169	13%

Total revenue ex-TAC	$1,124,419	$1,071,674	(5%)	$3,382,978	$3,212,128	(5%)

Direct costs by segment(1):
Americas	135,899	134,672	(1%)	426,136	403,612	(5%)
EMEA	27,730	35,488	28%	88,878	100,165	13%
Asia Pacific	36,686	53,278	45%	106,794	146,369	37%
Global operating costs(2) (3)	516,101	470,533	(9%)	1,533,714	1,376,852	(10%)
Restructuring charges, net	5,758	(2,721)	(147%)	20,222	8,091	(60%)
Depreciation and amortization	161,993	152,223	(6%)	485,209	474,034	(2%)
Stock-based compensation expense	51,097	50,947	0%	169,477	145,111	(14%)

Income from operations	$189,155	$177,254	(6%)	$552,548	$557,894	1%

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

Americas. Americas revenue ex-TAC for the three and nine months ended September 30, 2011 decreased $101 million, or 12 percent, and $276 million, or 11 percent, respectively, as compared to the same periods in 2010. For the three months ended September 30, 2011, our year-over-year decrease in Americas revenue ex-TAC was primarily due to declines across various revenue streams, primarily in our search and display advertising businesses. For the three months ended September 30, 2011, search revenue ex-TAC decreased year-over-year primarily due to the revenue share with Microsoft associated with the Search Agreement as well as declines in our Affiliate search revenue as a result of the Microsoft transition. For the three months ended September 30, 2011, our year-over-year display revenue ex-TAC decreased due to declines in non-guaranteed revenue across mail and other properties. For the nine months ended September 30, 2011, our year-over-year decrease in revenue was a result of a decline in our search advertising business and our fees-based services. Our display advertising business remained flat during the nine month period. For the nine months ended September 30, 2011, search revenue ex-TAC decreased year-over-year primarily due to the revenue share with Microsoft associated with the Search Agreement as well as declines in our Affiliate search revenue as a result of the Microsoft transition. The decrease in fees revenue is primarily attributed to changes in certain broadband access partnerships. For the three and nine months ended September 30, 2011 direct costs attributable to the Americas segment decreased $1 million, or 1 percent, and $23 million, or 5 percent, respectively, compared to the same periods in 2010. The year-over-year decreases in direct costs were primarily due to lower compensation costs driven by lower headcount and lower data center operating costs, offset by higher content costs.

Revenue ex-TAC in the Americas accounted for approximately 70 percent and 72 percent of total revenue ex-TAC in the three and nine months ended September 30, 2011, respectively, compared to 76 percent for both the three and nine months ended September 30, 2010, respectively.

EMEA. EMEA revenue ex-TAC for the three and nine months ended September 30, 2011 increased $12 million, or 14 percent, and $35 million, or 13 percent, respectively, as compared to the same periods in 2010. The increases in EMEA revenue ex-TAC were primarily driven by increases in our display advertising business and the favorable effects of foreign currency exchange rate fluctuations. For the three and nine months ended September 30, 2011, direct costs attributable to the EMEA segment increased $8 million, or 28 percent, and $11 million, or 13 percent, respectively, compared to the same periods in 2010. The increases are primarily due to higher compensation costs driven by higher headcount, the effects of foreign currency exchange rate fluctuations, and content costs.

Revenue ex-TAC in EMEA accounted for approximately 9 percent of total revenue ex-TAC for both the three and nine months ended September 30, 2011, respectively, compared to 8 percent for both the three and nine months ended September 30, 2010.

Asia Pacific. Asia Pacific revenue ex-TAC for the three and nine months ended September 30, 2011 increased $36 million, or 20 percent, and $71 million, or 13 percent, respectively, as compared to the same periods in 2010. The increases in Asia Pacific revenue ex-TAC were primarily driven by an increase in our display advertising business and the favorable effects of foreign currency exchange rate fluctuations, offset by the loss of an Affiliate in the Asia Pacific region in late 2010. For the three and nine months ended September 30, 2011, direct costs attributable to the Asia Pacific segment increased $17 million, or 45 percent, and $40 million, or 37 percent, respectively, compared to the same periods in 2010. The increases are primarily due to higher compensation costs driven by higher average headcount, the effects of foreign currency exchange rate fluctuations, and increased data center operating costs.

Revenue ex-TAC in Asia Pacific accounted for approximately 21 percent and 19 percent of total revenue ex-TAC for the three and nine months ended September 30, 2011, respectively, compared to 16 percent for the three and nine months ended September 30, 2010, respectively.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue ex-TAC and operating expenses. Conversely, our consolidated revenue ex-TAC and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2010, revenue ex-TAC for the Americas segment for the three and nine months ended September 30, 2011 would have been lower than we reported by $3 million and $6 million, respectively, revenue ex-TAC for the EMEA segment would have been lower than we reported by $8 million and $16 million, respectively, and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $22 million and $52 million, respectively. Using the foreign currency exchange rates from the three and nine months ended September 30, 2010, direct costs for the Americas segment for the three and nine months ended September 30, 2011 would have been lower than we reported by $1 million and $2 million respectively, direct costs for the EMEA segment would have been lower than we reported by $3 million and $5 million, respectively, and direct costs for the Asia Pacific segment would have been lower than we reported by $6 million and $14 million, respectively.

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

Liquidity and Capital Resources

	As of December 31, 2010	As of September 30, 2011
	(Dollars in thousands)
Cash and cash equivalents	$1,526,427	$1,464,219
Short-term marketable debt securities	1,357,661	650,593
Long-term marketable debt securities	744,594	754,767

Total cash, cash equivalents, and marketable debt securities	$3,628,682	$2,869,579

Percentage of total assets	24%	20%

	Nine Months Ended September 30,
Cash Flow Highlights	2010	2011
	(In thousands)
Net cash provided by operating activities	$837,045	$892,472
Net cash provided by investing activities	$1,074,616	$153,493
Net cash used in financing activities	$(1,563,821)	$(1,095,474)

Our operating activities for the nine months ended September 30, 2011 generated adequate cash to meet our operating needs. As of September 30, 2011, we had cash, cash equivalents, and marketable debt securities totaling $2.9 billion, compared to $3.6 billion at December 31, 2010. During the nine months ended September 30, 2011, we repurchased 82 million shares of our outstanding common stock for $1,203 million.

During the nine months ended September 30, 2011, we generated $892 million of cash from operating activities, net proceeds from sales, maturities and purchases of marketable debt securities of $681 million, and $107 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $463 million in capital expenditures, $36 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisitions of shares of restricted stock, $1,203 million used in the direct repurchase of common stock and a net $69 million for acquisitions. During the nine months ended September 30, 2010, we generated $837 million of cash from operating activities, net proceeds from sales, maturities, and purchases of marketable debt securities of $1,367 million, $325 million of proceeds from the sale of a divested business, and $100 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $467 million in capital expenditures, a net $112 million for acquisitions, $1,749 million used in the direct repurchase of common stock, and $44 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisitions of shares of restricted stock.

We have accrued U.S. federal income taxes on the earnings of our foreign subsidiaries except to the extent the earnings are considered indefinitely reinvested outside the U.S. As of September 30, 2011, approximately $3.1 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the U.S. Our foreign subsidiaries held $1.1 billion of our total $2.9 billion of cash, cash equivalents, and marketable debt securities as of September 30, 2011. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds for use in our U.S. operations.

We expect to continue to generate positive cash flows from operations for the fourth quarter of 2011. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional debt securities or obtain credit facilities to further enhance our liquidity position.

See Note 9 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was higher than net income in the nine months ended September 30, 2011 due to changes in working capital.

During the nine months ended September 30, 2011, cash used in investing activities was primarily attributable to cash used for net capital expenditures and net acquisitions, offset by net proceeds from the sales and maturities of marketable debt securities. In the nine months ended September 30, 2011, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $681 million and proceeds from the sales of investments of $21 million, which was offset by the investment of $463 million in net capital expenditures, $69 million for net acquisitions, and $11 million to purchase intangible assets. During the nine months ended September 30, 2010, cash provided by investing activities was primarily attributable to net proceeds from the sales and maturities of marketable debt securities and proceeds from the sale of a divested business. In the nine months ended September 30, 2010, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $1,367 million, and $325 million from the sale of divested businesses, which were offset by the investment of $467 million in net capital expenditures, $112 million for net acquisitions, $19 million for other investing activities, and $19 million to purchase intangible assets.

During the nine months ended September 30, 2011, cash used in financing activities was driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee stock option exercises and employee stock purchases were $107 million for the nine months ended September 30, 2011, compared to $100 million for the same period of 2010. During the nine months ended September 30, 2011, we used $1,203 million in the direct repurchase of 82 million shares of common stock at an average price of $14.62 per share. We used $36 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding related reacquisitions of shares of restricted stock. During the nine months ended September 30, 2010, we used $1,749 million in the direct repurchase of 119 million shares of common stock at an average price of $14.68 per share. We used $44 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisitions of shares of restricted stock.

Capital expenditures

Capital expenditures have generally comprised purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $463 million for the nine months ended September 30, 2011, compared to $467 million in the same period of 2010. Our capital expenditures for the year ended December 31, 2011 are expected to be lower compared to the same period of 2010 due in part to higher infrastructure costs in 2010 in connection with our initiatives to build out our owned and operated data centers.

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

A summary of lease commitments as of September 30, 2011 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Three months ending December 31, 2011	$43	$1
Years ending December 31,
2012	156	7
2013	131	8
2014	101	8
2015	77	8
2016	41	8
Due after 5 years	60	23

Total gross lease commitments	$609	$63

Less: interest	—	(24)

Net lease commitments	$609	$39

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent traffic acquisition costs, to our Affiliates. As of September 30, 2011, these commitments totaled $113 million, of which $30 million will be payable in the remainder of 2011, $78 million will be payable in 2012, and $5 million will be payable in 2013.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $35 million through 2023.

Income Taxes. As of September 30, 2011, unrecognized tax benefits of $405 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. As of September 30, 2011, the settlement period for our income tax liabilities cannot be determined.

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

As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of September 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in an approximate $11 million and $14 million decrease in the fair value of our available-for-sale debt securities as of September 30, 2011 and December 31, 2010, respectively.

Foreign Currency Risk. Revenue and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced revenue, operating expenses, and net income. Conversely, our revenue, operating expenses, and net income will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the three and nine months ended September 30, 2010, revenue for the Americas segment for the three and nine months ended September 30, 2011 would have been lower than we reported by $3 million and $7 million, respectively, revenue for the EMEA segment would have been lower than we reported by $13 million and $24 million, respectively, and revenue for the Asia Pacific segment would have been lower than we reported by $28 million and $63 million, respectively. Using the foreign currency exchange rates from the three and nine months ended September 30, 2010, direct costs for the Americas segment for the three and nine months ended September 30, 2011 would have been lower than we reported by $1 million and $2 million, direct costs for the EMEA segment would have been lower than we reported by $3 million and $5 million, respectively, and direct costs for the Asia Pacific segment would have been lower than we reported by $6 million and $14 million, respectively.

As mentioned above, we are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity. In addition, we have certain assets and liabilities that are denominated in currencies other than the respective entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a gain or loss. We record these foreign currency transaction gains and losses, realized and unrealized, in other income, net on the condensed consolidated statements of income. During the three and nine months ended September 30, 2011, we recorded realized and unrealized foreign currency transaction gains of $2 million and $3 million, respectively. During the three and nine months ended September 30, 2010, we recorded realized and unrealized foreign currency transaction losses of $3 million and transaction gains of $9 million, respectively.

Investment Risk. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of September 30, 2011 and 2010, net unrealized gains and losses on these investments were not material.

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

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on February 28, 2011, as set forth below. Other than the addition of the risk factors concerning our comprehensive strategic review and chief executive officer search, Alipay and legal proceedings, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

In addition, several competitors offer products and services that directly compete for users with our offerings, including consumer e-mail, local search, instant messaging, daily deals, photos, maps, video sharing, content channels, mobile applications, and shopping. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract advertising dollars, both domestically and internationally. We further compete for users, advertisers and developers with social media and networking sites as well as the wide variety of other providers of online services. Social networking sites in particular are attracting a substantial and increasing share of users and users’ online time, which could enable them to attract an increasing share of online advertising dollars.

Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

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

For the three months ended September 30, 2011, 80 percent of our total revenue came from display and search. Our ability to continue to retain and grow display and search revenue depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	maintaining and expanding our advertiser base on the Internet and mobile devices;

•	broadening our relationships with advertisers to small- and medium-sized businesses;

•

successfully implementing changes and improvements to our advertising management platforms and obtaining the acceptance of our advertising management platforms by advertisers, Website publishers, and online advertising networks;

•	successfully acquiring, investing in and implementing new technologies and strategic partnerships;

•	successfully implementing changes in our sales force, sales development teams, and sales strategy;

•	continuing to innovate and improve the monetization capabilities of our display ad products;

•	effectively monetizing search queries;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display advertising services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

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

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. The parties commenced implementation of the Search Agreement on February 23, 2010. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis and are expected to continue through the first half of 2013. The transition process is complex and requires the expenditure of significant time and resources by us. We completed the transition of our algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010 and have completed the transition of algorithmic search in substantially all other markets. We plan to complete the transition of algorithmic search by the end of 2011. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through the first half of 2013. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

If Microsoft fails to perform as required under the Search Agreement for any reason or suffers service level interruptions or other performance issues (including if Microsoft is unable to effectively monetize search queries in markets where paid search has transitioned under the Search Agreement), or if advertisers, Affiliates, or users are less satisfied than expected with the services provided or results obtained after transition or during the period prior to transition of search to Microsoft in their respective markets, we may not realize the anticipated benefits of the Search Agreement, we may lose advertisers, publishers and Affiliates, we may lose exclusivity with certain publishers, and our search revenue or our profitability could decline. In addition, to the extent the RPS Guarantee payments we receive do not fully offset any shortfall relating to revenue per search in transitioned markets or if our revenue per search upon expiration of the RPS Guarantee payments is lower than the guarantee levels, our search revenue or our profitability could decline. Notwithstanding any RPS Guarantee payments that we may receive, our competitors may increase revenue, profitability and market share at a higher rate than us.

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

We currently deploy our own technology to provide algorithmic Web search and paid search results on our network, except in markets where we have transitioned those services to Microsoft’s platform. Even after we complete the transition to Microsoft’s platform in all markets, we will need to continue to invest and innovate to improve our users’ search experience.

We also generate revenue through other online services, such as Yahoo! Mail. If we are unable to provide innovative search and other services which generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Our comprehensive strategic review and chief executive officer search may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility in our stock price, and adversely impact our revenue, operating results, and financial condition.

Our Board of Directors is engaged in a comprehensive strategic review, which includes evaluating the full range of options available to return our company to increased growth and innovation. The Board of Directors is also engaged concurrently in a search for a permanent chief executive officer. The Board’s strategic review and chief executive officer search, and any related speculation and uncertainty regarding our future business strategy and direction, may cause or result in:

•	disruption of our business or distraction of our employees and management;

•	difficulty recruiting, hiring, motivating and retaining talented and skilled personnel, including a permanent chief executive officer;

•	increased stock price volatility;

•	difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions; and

•	increased advisory fees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review and chief executive officer search, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.

If we are unable to recruit and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices and the offices of several of our vertical and horizontal competitors are located, as well as fluctuations in global economic and industry conditions, changes in our management or leadership, uncertainty due to our comprehensive strategic review and concurrent search for a permanent chief executive officer, competitors’ hiring practices, and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

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

We believe that maintaining and enhancing our brands is an important aspect of our efforts to attract and expand our user, advertiser, and Affiliate base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in certain portions of the Internet market. We have spent considerable money and resources to date on the establishment and maintenance of our brands, and we anticipate continuing to spend and devote resources to, advertising, marketing, and other brand-building efforts to preserve and enhance consumer awareness of our brands. Our brands may be negatively impacted by a number of factors, including among other issues: service outages; product malfunctions; data privacy and security issues; exploitation of our trademarks by others without permission; and poor presentation or integration of our search marketing offerings by Affiliates on their sites or in their software and services.

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

In addition to patent claims, third parties have asserted, and are likely in the future to assert, claims against us alleging infringement of copyrights, trademark rights, trade secret rights or other proprietary rights, or alleging unfair competition, violation of federal or state statutes or other claims, including alleged violation of international statutory and common law. In addition, third parties have made, and may continue to make, infringement and related claims against us over the display of content or search results triggered by search terms, including the display of advertising, that include trademark terms. Currently, we are engaged in lawsuits regarding such intellectual property issues.

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

We are subject to laws and regulations directly applicable to providers of Internet, mobile, and voice over Internet protocol, or VOIP, services both domestically and internationally. The application of existing domestic and international laws and regulations to us relating to issues such as user privacy and data protection, security, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, billing, real estate, consumer protection, accessibility, content regulation, quality of services, law enforcement demands, telecommunications, mobile, television, and intellectual property ownership and infringement in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Further, the application of existing laws to us or our subsidiaries regulating or requiring licenses for certain businesses of our advertisers including, for example, distribution of pharmaceuticals, alcohol, adult content, tobacco, or firearms, as well as insurance and securities brokerage, and legal services, can be unclear. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to defend such litigation or to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

A number of U.S. federal laws, including those referenced below, impact our business. The Digital Millennium Copyright Act (“DMCA”) is intended, in part, to limit the liability of eligible online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. Portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third-party content. We rely on the protections provided by both the DMCA and the CDA in conducting our business. If these or other laws or judicial interpretations are changed to narrow their protections, or if international jurisdictions refuse to apply similar provisions in foreign lawsuits, we will be subject to greater risk of liability, our costs of compliance with these regulations or to defend litigation may increase, or our ability to operate certain lines of business may be limited. The Children’s Online Privacy Protection Act is intended to impose restrictions on the ability of online services to collect some types of information from children under the age of 13. In addition, Providing Resources, Officers, and Technology to Eradicate Cyber Threats to Our Children Act of 2008 (“PROTECT Act”) requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Other federal, state or international laws and legislative efforts designed to protect children on the Internet may impose additional requirements on us. U.S. export control laws and regulations impose requirements and restrictions on exports to certain nations and persons and on our business.

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

Federal, state and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. Our privacy policies and practices concerning the collection, use, and disclosure of user data are posted on our and many of our Affiliates’ Websites. Any failure, or perceived failure, by us to comply with our posted privacy policies, to make effective modifications to our privacy policies, or to comply with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or data-protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information, upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

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

We offer fee-based enhancements for many of our free services. The development cycles for these technologies are long and generally require significant investment by us. We have invested and will continue to invest in new products and services. Some of these new products and services might not generate anticipated revenue or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. We must, however, continue to provide new services that are compelling to our users while continuing to develop an effective method for generating revenue for such services. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such services. If we cannot generate revenue from these services that are greater than the cost of providing such services, our operating results could be harmed.

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

To the extent that an access provider or device manufacturer enters into a distribution arrangement with one of our competitors, or as our competitors design, develop or acquire control of alternative connected devices or their operating systems, we face an increased risk that our users will favor the services or properties of that competitor. The manufacturer or access provider might promote a competitor’s services or might impair users’ access to our services by blocking access through their devices or by not making our services available in a readily-discoverable manner on their devices. If competitive distributors impair access to our services, or if they simply are more successful than our distributors in developing compelling products that attract and retain users or advertisers, then our revenue could decline.

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

On July 29, 2011, we entered into a Framework Agreement with Alibaba Group, Softbank, Alipay, IPCo, Holdco, Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements.

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

We and certain officers, directors and third parties are party to a number of stockholder derivative suits and purported stockholder class action suits filed since we filed our Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission. See the section captioned “Contingencies” included in Note 11 — “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements. Such claims and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. These lawsuits or any future lawsuits may become time consuming and expensive.

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

Delays or disruptions to our service could result from a variety of causes, including the following:

•

Our operations are susceptible to outages and interruptions due to fire, flood, earthquake, tsunami, other natural disasters, power loss, telecommunications failures, cyber attacks, terrorist attacks, political or social unrest, and other events over which we have little or no control.

•

The systems through which we provide our products and services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced as we roll out improvements and upgrades, which might cause service malfunctions or require services to be taken offline while corrective responses are developed.

•

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, physical and electronic break-ins, sabotage, and other disruptions from unauthorized access and tampering, as well as coordinated denial-of-service attacks. We distribute servers among data centers around the world to create redundancies; however, we do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of delays or disruptions to service.

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

A portion of our display and search revenue comes from advertisers that pay for advertising on a price-per-click basis, meaning that the advertisers pay a fee every time a user clicks on their advertising. This pricing model can be vulnerable to so-called “click fraud,” which occurs when clicks are submitted on ads by a user who is motivated by reasons other than genuine interest in the subject of the ad. On Yahoo! Properties and Affiliate sites, we or our third-party service provider may be exposed to the risk of click fraud or other clicks or conversions that advertisers may perceive as undesirable. If fraudulent or other malicious activity is perpetrated by others and we or our third-party service provider are unable to detect and prevent it, or choose to manage traffic quality in a way that advertisers find unsatisfactory, the affected advertisers may experience or perceive a reduced return on their investment in our advertising programs which could lead the advertisers to become dissatisfied with our advertising programs and they might refuse to pay, demand refunds, or withdraw future business. Undetected click fraud could damage our brands and lead to a loss of advertisers and revenue. Moreover, advertiser dissatisfaction has led to litigation alleging click fraud and other types of traffic quality-related claims and could potentially lead to further litigation against us or our third-party provider or government regulation of advertising. Advertisers may also be issued refunds or credits as a result of such activity. Any increase in costs due to any such litigation, government regulation or legislation, or refunds or credits could negatively impact our profitability.

We are involved in legal proceedings that may result in adverse outcomes.

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder actions, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended September 30, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $11.09 to $15.81 per share and the closing sale price on October 31, 2011 was $15.64 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; the current and anticipated future operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group; and news reports or rumors relating to us, companies in which we have an equity investment, trends in our markets, or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended September 30, 2011 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
July 1 — July 31, 2011	19,500,411	$15.05	19,500,411	$1,321,582
August 1 — August 31, 2011	24,159,800	$12.42	24,159,800	$1,021,583
September 1 — September 30,2011	—	$—	—	$1,021,583

Total	43,660,211	$13.59	43,660,211

(*)

The share repurchases in the three months ended September 30, 2011 were made under our stock repurchase program announced in June 2010, which authorizes the repurchase of up to $3 billion of our outstanding shares of common stock from time to time. This program, according to its terms, will expire in June 2013. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

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

YAHOO! INC.

Dated: November 7, 2011	By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.12+*	Summary of Compensation Payable to Named Executive Officers.

10.18(J)†*	Sixth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of October 14, 2011, by and between the Registrant and Microsoft Corporation.

10.22†	Framework Agreement, dated as of July 29, 2011, by and among the Registrant, Alibaba Group Holding Limited, Softbank Corp., Alipay.Com Co., Ltd., APN Ltd., Zhejiang Alibaba E-Commerce Co., Ltd., Jack Ma Yun, Joseph C. Tsai and certain joinder parties (previously filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed August 12, 2011 and incorporated herein by reference).

31*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 7, 2011.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 7, 2011.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Indicates a management contract or compensatory plan or arrangement.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.