Form 10-Q/A
period 2011-06-30
YAHOO INC
filed 2011-12-02
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed on August 8, 2011 (the “Original 10-Q”), of Yahoo! Inc., a Delaware corporation (“Yahoo!” or the “Company”). The Company is filing this Amendment to amend Part II, Item 6 of the Original 10-Q to include revised versions of (i) Exhibit 10.18(H), Fourth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of December 13, 2010, by and between Yahoo! and Microsoft Corporation, and (ii) Exhibit 10.18(I), Fifth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of July 2, 2011, by and between Yahoo! and Microsoft Corporation.

This Amendment should be read in conjunction with the Original 10-Q and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q on August 8, 2011. The Original 10-Q has not been amended or updated to reflect events occurring after August 8, 2011, except as specifically set forth in this Amendment.

Item 6. Exhibits

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: December 2, 2011	By:	/s/ Timothy R. Morse
Timothy R. Morse
Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)+	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)+	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2+	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

10.18(H) † *	Fourth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of December 13, 2010, by and between the Registrant and Microsoft Corporation.

10.18(I) † *	Fifth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of July 2, 2011, by and between the Registrant and Microsoft Corporation.

31.1+	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

31.2+	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

31.3*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 2, 2011.

32+	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15(d)-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2011.

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Filed herewith.
+	Previously filed or furnished with, or incorporated by reference in, the Original 10-Q.
†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

4