Form 10-K
period 2011-12-31
YAHOO INC
filed 2012-02-29
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s common stock, as reported on the NASDAQ Global Select Market, was $14,443,263,515. Shares of common stock held by each officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of February 17, 2012 was 1,213,749,472.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2012 Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13, and 14.

YAHOO! INC.

Form 10-K

Fiscal Year Ended December 31, 2011

The trademarks and/or registered trademarks of Yahoo! Inc. and its subsidiaries referred to herein include, but are not limited to, Yahoo!, Y!, IntoNow, interclick, Livestand, Flickr, Right Media, omg!, Shine, Sportacular, Prime Time in No Time, Behind Enemy Lines, Ready Set Dance, Yahoo! Search BOSS, Wretch, Meme from Yahoo!, Citizen Sports, Associated Content and their respective logos. Other names are trademarks and/or registered trademarks of their respective owners.

Part I

Item 1.	Business

OVERVIEW

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is a premier digital media company. Through our proprietary technology and insights, Yahoo! delivers personalized digital content and experiences, across devices and around the globe, to vast audiences. We provide engaging and innovative canvases for advertisers to connect with their target audiences using our unique blend of Science + Art + Scale. We provide online properties and services (“Yahoo! Properties”) to users as well as a range of marketing services designed to reach and connect with those users on Yahoo! and through a distribution network of third-party entities (“Affiliates”). These Affiliates integrate our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

We generate revenue from the display of graphical advertisements (“display advertising”), the display of text-based links to advertisers’ Websites (“search advertising”), and other sources.

Our offerings to users on Yahoo! Properties currently fall into three categories: Communications and Communities; Search and Marketplaces; and Media. The majority of our offerings are available in more than 45 languages and in 60 countries, regions, and territories. We have properties tailored to users in specific international markets including the Yahoo! Homepage and social networking Websites including Meme and Wretch.

Yahoo! was developed and first made available in 1994 by our founders, David Filo and Jerry Yang, while they were graduate students at Stanford University. We were incorporated in 1995 and are a Delaware corporation. We are headquartered in Sunnyvale, California, and have offices in more than 30 countries, regions, and territories.

Changes in Our Board of Directors and Executive Leadership

During 2011, there were a number of changes to the composition of our Board of Directors (the “Board”) and our executive leadership team. Effective April 1, 2011, Eric Hippeau resigned from our Board and David Kenny was appointed to our Board. On September 6, 2011, Carol Bartz was removed from her role as our Chief Executive Officer and President, and our Board appointed Tim Morse, our Executive Vice President and Chief Financial Officer, as our Interim Chief Executive Officer and President. Ms. Bartz resigned from our Board on September 9, 2011.

On January 4, 2012, we announced the appointment of Scott Thompson as our Chief Executive Officer, President, and member of our Board, effective January 9, 2012. At that time Tim Morse resumed his primary role as Executive Vice President and Chief Financial Officer. On January 17, 2012, Jerry Yang resigned from our Board and all other positions at Yahoo!. On February 7, 2012, Alfred J. Amoroso and Maynard G. Webb, Jr. were appointed to our Board. We also announced on February 7, 2012 that Chairman of the Board Roy J. Bostock and directors Vyomesh Joshi, Arthur H. Kern and Gary L. Wilson have each volunteered not to stand for re-election to the Board at the Company’s 2012 Annual Meeting of Shareholders.

Strategic Review

During 2011, our Board of Directors initiated a comprehensive strategic review to assess alternatives to return the Company to increased growth and innovation. As part of this review, we have pursued a wide range of discussions with potential partners. We are in discussions regarding the possibility of restructuring our holdings in Alibaba Group and Yahoo Japan. While we continue to pursue these discussions, there is no assurance that any transaction will be achieved.

2011 HIGHLIGHTS

Transactions and Alliances

•

Acquired interclick, inc., a company with innovative data targeting capabilities, optimization technologies and new premium supply as well as a team experienced in selling audiences across disparate sources of pooled advertising supply.

•

Acquired IntoNow™, enabling Yahoo! to provide enhanced media experiences and video programming, bolstering social engagement across the Yahoo! network. IntoNow is available on iPhone, Android and iPad devices.

•

Announced with Benchmark Capital the formation of Hortonworks, an independent company consisting of key architects and core contributors to the open source Apache™ Hadoop™ technology pioneered by Yahoo!.

•

Announced agreements with Microsoft and AOL intended to improve the process of buying and selling premium online display inventory. The agreements will allow ad networks operated by Yahoo!, Microsoft and AOL to offer each other’s premium non-guaranteed online display inventory to their respective advertising customers.

•

Announced a strategic alliance with ABC News that combines Yahoo! News’ vast audience and depth and breadth of content, with ABC News’ global news-gathering operation and anchors and reporters. The alliance kicked off with the launch of GoodMorningAmerica.com on Yahoo! and a live stream of anchor George Stephanopoulos interviewing President Barack Obama at the White House.

Communications and Communities

•

Launched globally our latest version of Yahoo! Mail, which is the #1 Mail offering in the U.S. Yahoo! Mail is significantly faster than previous versions; offers a safer experience with new anti-phishing defenses and enhanced spam protection; and a sleek, new personalized design that brings together social experiences and conversations from across the Web and provides users with one place to quickly access photo and video information from their connections. In addition, the latest version of Yahoo! Mail offers a consistent experience across devices, whether on desktop, mobile devices such as the iPhone or Android smart phones, or tablets.

•

Launched Yahoo! Messenger 11, which offers users more ways to connect with friends and family. The latest version lets users instant message (“IM”), text, make voice and video calls, and play some of the most popular social games with friends. In addition, users can view, comment on and “like” real-time updates from Flickr and Facebook, and can also start IM conversations on a PC and continue them on iPhones, Android smart phones or any Internet-enabled devices.

•

Launched Social Bar (previously known as Yahoo! news activity), a new way to discover and connect with content on both Yahoo! and Facebook. Currently available on more than 26 Yahoo! sites around the world, users can discover and share the news and information that they are enjoying on Yahoo! seamlessly through updates on Facebook.

•

Introduced the Flickr App for Android and Photo Session from Flickr. The Flickr Android application lets Android users capture, customize, edit and share high-quality photos on the go. Photo Session is an interactive live-sharing tool that allows users to share Flickr photostreams and sets with other users in real-time. Photo Session is available on the PC, iPhone and iPad.

Search and Marketplaces

•	Completed the complex transition of algorithmic search to Microsoft’s search platform in all 35 global markets, across desktop and mobile, for all Yahoo! and Affiliate traffic.

•

Launched Search Direct, which delivers instant answers and direct access to relevant Websites before a user completes a query, hits the search button, or navigates to a search results page. This search innovation supports Yahoo!’s strategy of fundamentally shifting the way users experience the Web by providing rich, integrated content faster and more efficiently.

•

Introduced Yahoo! App Search, for desktops and PCs, to help users discover new and relevant mobile applications. Using Yahoo!’s powerful search technology, Yahoo! App Search allows users to zero-in on any application by displaying in one location matching application titles along with a full comprehensive description, price data, overall star rating from users, and screenshots.

•

Launched a new version of BOSS, which offers search and contextual products that enable publishers, portals, internet service providers, developers, and start-ups to build Web-scale search products and offers opportunities to monetize through search revenue sharing; a new version of Clues, an online tool for analyzing search trends; and a variety of other search product updates.

Media

•

Launched Livestand from Yahoo!, a personalized living magazine designed first for iPad. Livestand combines content from leading third-party publishers and Yahoo!’s global media network to create a personalized digital experience tailored to users’ interests.

•

Continued to grow the number of Yahoo! Properties on the Yahoo! Publishing Platform (“YPP”), reaching 126 sites globally. The YPP enables publishers to easily create and manage their online media experiences. YPP provides the tools and technology to allow premium and personalized content to be created, distributed, and consumed on a global scale, on a single platform.

•

Debuted MLB.com® Full Count, a new online video offering produced and powered by MLB.com in partnership with Yahoo! Sports that allows fans to follow live Major League Baseball action throughout the regular season.

•

Introduced a full slate of original, premium, TV-quality Web shows in tandem with the beta launch of our re-vamped video destination, Yahoo! Screen. The eight new shows add to Yahoo!’s existing industry-leading video programming, and include top Hollywood talent such as Judy Greer (The Descendants, Arrested Development), Cameron Mathison (All My Children, Dancing with the Stars), and Morgan Spurlock (Super-Size Me, 30 Days), among others.

•

Continued to drive large amounts of traffic on Yahoo! sites with news events such as the Royal Wedding in April, which included coverage on Yahoo! News, Shine from Yahoo!, omg! from Yahoo!, and our own Royal Wedding site.

USER OFFERINGS

Our offerings to users on Yahoo! Properties currently fall into three categories: Communications and Communities; Search and Marketplaces; and Media. We have distribution partnerships with close to 100 carriers, original equipment manufacturers (“OEMs”), and publishers around the world. Our offerings are available on desktop and other devices such as PCs, mobile phones, tablets and TVs.

Communications and Communities

Our Communications and Communities offerings, including Yahoo! Mail, Yahoo! Messenger, Yahoo! Groups, Yahoo! Answers, Flickr, and Connected TV, provide a wide range of communication and social services to users across a variety of devices and through our broadband Internet access partners, OEM partners and strategic partners. These offerings enable users to organize into groups and share knowledge, common interests, and photos. We offer some services free of charge to our users and also provide some services on a fee or subscription basis. We generate display and search revenue and fees revenue from these offerings.

Yahoo! Mail provides users with full-featured online communications functionality, including email, instant messaging and SMS as well as integrated contacts, calendar and third-party applications written for the mail platform through the Yahoo! Mail Developer Program. In addition to our free e-mail service, for a subscription fee, we offer Yahoo! Mail Plus, a premium e-mail service that provides features such as an interface free of display advertising. Yahoo! Mail is also available on PCs, mobile phones, and tablets.

Yahoo! Messenger instant messaging service provides an interactive and personalized way for users to connect, communicate and share experiences on a real-time basis. Yahoo! also offers mobile applications for Yahoo! Messenger, including real-time video chat on mobile devices. Recently, a new feature was added on iPhone, Android, Blackberry, and feature phones that enables Yahoo! Messenger users to chat directly with their Facebook friends without leaving Yahoo! Messenger.

Yahoo! Groups provides members with shared access to information such as message archives, photo albums, event calendars, and polls.

Yahoo! Answers is a service that allows users to ask and answer questions on a variety of topics on both PCs and mobile devices.

Flickr is an online photo management and sharing service that makes it easy for users to upload, store, organize, and share their photos. In addition to the basic service, Flickr offers a fee-based service with unlimited storage, uploads, and an advertising-free browsing and sharing interface. Yahoo! offers mobile applications for Flickr, on both iPhone and Android devices.

Connected TV enhances the TV viewing experience through an open, interactive platform. Yahoo! Connected TV is available on top TV brands, including LG, Samsung, Sony, Toshiba and VIZIO.

We also have social properties tailored to users in specific international markets, which include blogging and social networking Websites such as Wretch in Taiwan and Meme in Argentina, Brazil, Mexico, Taiwan, Indonesia, India and the Philippines.

Search and Marketplaces

Our Search and Marketplaces offerings are designed to quickly answer users’ information needs by delivering innovative and meaningful search, local, and listings experiences on the search results pages and across Yahoo!.

Search

Our Search offerings, including Yahoo! Search and Yahoo! Local, are available free to users and often serve as the starting points from which our users navigate the Internet and discover content that matters to them.

Yahoo! Search provides users with a free search capability offering rich search results ranked and organized based on relevance to each user’s search query. Sponsored search results are a subset of the overall search results and provide links to paying advertisers’ Web pages.

On December 4, 2009, Yahoo! entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) and a License Agreement with Microsoft which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. Under the Search Agreement, Yahoo! will be the exclusive worldwide relationship sales force for both companies’ premium search advertisers, which include advertisers meeting certain spending or other criteria, advertising agencies that specialize in or offer search engine marketing services and their clients, and resellers and their clients seeking assistance with their paid search accounts. Algorithmic and paid search transitioned to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, we completed the transition of algorithmic search in all remaining markets. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through the first half of 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Search Agreement with Microsoft Corporation.”

While Microsoft provides the algorithmic search results under the Search Agreement, Yahoo! continues to develop and launch features around the results to enhance the user’s Yahoo! search experience and to deliver more answers to the millions of users who come to Yahoo! to be entertained and to stay informed and productive. These features include Search Direct, rich results, Contextual Search results, site filters, related topic suggestions and more.

Yahoo! Search is evolving to allow users to find the right information at the right time, whether by entering keywords in a search box or by discovering search-powered experiences wherever they are online. Yahoo! currently offers Yahoo! Search experiences and applications across connected devices, including PCs, tablets and mobile phones.

Yahoo! Local offers users local and hyperlocal news, business listings, events and deals and is tightly integrated with Yahoo! Maps. In addition, users can access related content such as recommendations, user reviews and photos about a business listing. We generate revenue from listing fees and premium location targeted display advertising.

Marketplaces

Our Marketplaces offerings and services include Yahoo! Shopping, Yahoo! Travel, Yahoo! Real Estate, Yahoo! Autos, and Yahoo! Small Business. On these properties, users can research specific topics, products, services or areas of interest by reviewing and exchanging information, obtaining contact details or considering offers from providers of goods, providers of services, or parties with similar interests. We generate revenue from listing fees, transaction fees, and display and search advertising on many of these properties, as well as from the subscription fees that we charge for hosting Websites for our customers, fees that we charge for registering domains, and fees that we charge for services we provide to small businesses seeking to maintain a Website. We also have properties tailored to users in specific international markets, primarily our Asian markets, which allow prospective buyers and sellers to enter into an online auction for goods for which we earn a posting and transaction fee. Monday in Taiwan is one such property.

Media

Our Media offerings are designed to engage users with some of the most relevant and compelling online content and services on the Web. We offer a majority of these services free of charge to our users. On our Media properties, we generate revenue from display and search advertising and from fee-based services. Many of our media properties are also available in mobile-optimized versions for display on mobile phones and tablet devices. Our Media properties and services include the following:

Yahoo! Homepage is a navigation hub and starting point for entering into Yahoo! Properties and the Internet, via a PC or mobile device. Yahoo! Homepage brings together the most useful information and functionality from across the Web, giving users one place to search, preview and access everything that matters to them most.

Yahoo! News provides stories from the major news agencies that are aggregated by our editorial team and augmented by in-house generated content focused on up-to-the-minute news coverage with video, text, photos, and audio.

Yahoo! Sports offers free fantasy games, original editorial content, real-time statistics, scores and game updates, broadcast programming, integrated shopping, and online sports communities. Yahoo! Sports offers mobile applications for specific areas of interest to our users, such as Yahoo! Fantasy Football, which was available on TVs, PCs, mobile devices, and tablets for the 2011 season, along with sports content via our Yahoo! Mobile application, Yahoo! Sportacular and Yahoo! Fantasy Sports.

Yahoo! Finance provides a comprehensive set of financial data, information, and tools that helps users make informed financial decisions. The content is primarily provided through our relationships with several third-party providers. Some of these providers pay a fee when a user is referred from Yahoo! Finance to their Websites. Some financial content, such as analyst research reports, is also available to users for a fee. MarketDash, a mobile application from Yahoo! Finance is available on iPhone, Android and iPad devices.

My Yahoo! is a personalized start page that gives registered users the ability to customize their pages with information that interests them most from around the Web.

Yahoo! Toolbar is a Web browser add-on that conveniently enables users to access and preview Yahoo! Properties and third-party content via applications from anywhere on the Web.

Yahoo! Entertainment & Lifestyles represents a collection of properties that provides users with information, and other engaging content centered on popular culture-related themes and activities with sites such as Yahoo! Movies, Yahoo! Music, Yahoo! Games, and Yahoo! TV. For example, “Prime Time in No Time” provides quick recaps of the previous evening’s prime time television shows. In addition, our Media properties also include Websites devoted to specialty topics such as Yahoo! Health, Yahoo! Education, Yahoo! Weather, omg! (celebrity news) and Shine (women’s lifestyles).

Livestand from Yahoo! is a personalized living magazine application for the iPad that Yahoo! launched in November 2011. Livestand combines content from more than 100 third-party publishers and Yahoo!’s own media network to create a visually rich and personalized experience tailored to the interests of our users. Many Yahoo! original content sites have specialized publications available only on Livestand, including Yahoo! Scene (Entertainment), In the Money (Finance), Yahoo! Today (homepage), Shine from Yahoo! (women’s lifestyles) and The Thread (Fashion).

IntoNow from Yahoo! is available on iPhone, Android and iPad devices, and makes watching TV more engaging, social, and fun with the touch of a button. IntoNow identifies what users are watching, whether live or recorded; shows related content and personalized recommendations; and enables discussions with friends.

Yahoo! Contributor Network is a platform allowing users to publish their creative content on Yahoo!. The Yahoo! Contributor Network is an evolution of the Associated Content platform that we expect will bring contributions from writers, photographers, and videographers to the Internet’s largest media destinations, including Yahoo! News, Yahoo! Finance, Yahoo! Sports and even the Yahoo! Homepage.

ADVERTISER AND PUBLISHER OFFERINGS AND SERVICES

Yahoo! recognizes that brand advertisers are looking for immersive digital experiences that allow them to make emotional connections with users, and we have aligned resources to best serve our advertising partners. Rather than taking a product-centric approach, we are focused on providing advertisers with complete marketing solutions that drive results. We believe Yahoo! offers the best combination of elements needed for successful digital marketing campaigns across multiple devices today: the science to understand and target an audience; the art to create lasting engagement with consumers through context; and the scale to reach the right person in the right setting in meaningful numbers (Science + Art + Scale).

We offer advertisers targeted solutions (such as interest-based and search retargeting), valuable insights about their customer base, and tools that leverage those insights for optimized program performance. We help advertisers develop lasting engagement with consumers through interactivity. We pioneered digital ad formats such as the Yahoo! Mail Login Page, and have introduced new innovations this year with the launch of Smart Ads for Video and Living Ads in Livestand, both of which showcase their message in a quality context that delivers results. We also provide advertisers access to one of the largest concentrations of target audiences and premium content on the Web. We do this by bringing quality publishers together through Yahoo! Network Plus (including AT&T, Verizon, Rogers, Monster, and Comcast) and the Right Media Exchange. The Right Media Exchange is Yahoo!’s ad platform for digital advertising companies, including differentiated ad networks, direct advertisers in our non-guaranteed marketplace, data providers, technology innovators, and global agencies. In November 2011, we announced agreements with Microsoft and AOL that will allow ad networks operated by Yahoo!, Microsoft and AOL to offer each other’s premium non-guaranteed online display inventory to their respective advertising customers.

We work with high-quality publishers to attract audiences, create engaging experiences, learn insightful information about the publishers’ audiences and monetize the experiences rendered with a set of application programming interfaces (“APIs”) and tools for ease of doing business. With this offering, publishers are able to participate in the Yahoo! Search and Bing Unified Search Marketplaces as well as the Right Media Exchange for display advertising.

We generate revenue by providing marketing services to advertisers across a majority of Yahoo! Properties and Affiliate sites. Our marketing services include display advertising, search advertising, listing-based services, and commerce-based transactions.

DEVELOPERS AND PLATFORM OFFERINGS

We provide several software and platform offerings for third-party developers, advertisers, agencies, publishers and designers. We believe that our open platforms enable developers and partners to build and incorporate new products and innovations that users want into our product experiences. We are committed to providing the developer community with products that solve their problems and enhance the development experience, positioning Yahoo! as a technical leader.

We host events worldwide to further support our developer community, such as Open Hackdays and Hack U’s (for universities). Over 4,000 people from 35 countries have attended more than 15 such events, submitting more than 800 product applications.

Our offerings include:

Yahoo! Developer Network’s (“YDN”) goal is to be the hub for the digital media developer community. The large and active ecosystem is primarily composed of thousands of independent software vendors, publishers, advertisers, agencies, and designers. The YDN site allows the community to socialize, build and learn, leveraging Yahoo!’s platforms, APIs, tools, documentation, support and resources.

Cocktails is Yahoo!’s development platform (made up of Yahoo!’s Mojito and Yahoo!’s Manhattan) for connected devices, which is built on open industry standards (HTML5, CSS3, Node.JS, JavaScript). Its cross platform programming environment allows a new class of multi-screen applications with native-like performance, built with minimal resource usage and maximum speed. Cocktails powers Livestand by making it simple for publishers to connect audiences with premium content, for advertisers to engage audiences with rich personalized ads and for developers to quickly build, personalize and modify content.

Yahoo! Query Language (“YQL”) is a simple but powerful language that enables developers to query, filter, and join data across different Web services. Traditionally, developers must locate the correct URLs and documentation for every Web service needed by an application, which is time consuming and complex. With YQL, developers can access and shape data across the Internet with one simple syntax, eliminating the need to learn how to call different APIs and making it possible for applications to run faster with fewer lines of code and a smaller network footprint.

Yahoo! User Interface (“YUI”) is a free, open source JavaScript and cascading style sheets (CSS) framework for building richly interactive Web applications. YUI is provided under a free license and is available on GitHub, which allows developers to maintain their own versions of the software as well as contribute to its further development.

Yahoo! Search BOSS is an open search Web services platform that enables developers, start-ups, and large Internet companies to build Web-scale search products.

Yahoo!’s Social API suite offers advertisers and users the power of the Yahoo! network and all its inherent social connections. The social suite is comprised of the social directory, contacts, user status and updates APIs.

Yahoo! Application Platform (“YAP”) is an application platform that third-party developers can use to create innovative experiences that will function across the Yahoo! network and beyond. For example, YAP powers our partnership with Zynga to bring social gaming experiences into core Yahoo! experiences.

Yahoo! Mail Developer Program (“YMDP”) provides Yahoo! and third parties with the ability to create applications that enhance the mail experience through a well-documented set of APIs. Currently, there are more than 20 applications available to Yahoo! Mail users.

Yahoo! Updates allows developers and publishers to syndicate user-generated actions from Yahoo! on their Websites and vice versa, integrating social data and actions into new applications and services. Yahoo! Updates is available for commercial and non-commercial use by developers.

Yahoo! PlaceFinder is a geocoding Web service that helps developers make their applications location-aware by converting street addresses or place names into geographic coordinates (and vice versa).

GLOBAL BUSINESS

We manage our business geographically. The primary areas of measurement and decision-making are Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Additional information required by this item is incorporated herein by reference to Note 13—“Segments” of the Notes to the consolidated financial statements, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

We provide services in more than 45 languages and in 60 countries, regions, and territories, including localized versions of Yahoo! in Argentina, Australia, Austria, Brazil, Canada, Chile, China, Colombia, Egypt, France, Germany, Greece, Hong Kong, India, Indonesia, Ireland, Italy, Japan, Jordan, Korea, Kuwait, Malaysia, Mexico, the Netherlands, New Zealand, Peru, the Philippines, Russia, Saudi Arabia, Scandinavia (Denmark, Finland, Norway, and Sweden), Singapore, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, the United States, Venezuela, and Vietnam.

Outside of native English speaking countries, we provide some of our most popular user services through Yahoo! Asia (our English language portal to Southeast Asia), Yahoo! Canada En Français (French Canadian Website), and Yahoo! En Espanol (United States Hispanic Website).

We own a majority or 100 percent of all of these international operations (except in Australia and New Zealand, China, and Japan where we have joint ventures and/or noncontrolling interests). We support these businesses through a network of offices worldwide.

Revenue is primarily attributed to individual countries according to the international online property that generated the revenue.

Information regarding risks involving our international operations is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

SALES

We maintain three primary channels for selling our advertising services: field, mid-market, and reseller/small business. Our field advertising sales team sells display advertising in all markets and search advertising services in non-transitioned markets to leading advertisers and agencies. Under the Search Agreement, our field advertising team also sells search advertising to premium advertisers in transitioned markets. Our mid-market channel sells our services to medium-sized businesses, while our reseller/small business channel enables us to sell advertising services to additional regional and small business advertisers. In 2011, we reorganized our U.S. sales force to focus on our customers and sales solutions to better meet their needs.

In the U.S., we employ sales professionals in multiple locations, including Atlanta, Boston, Chicago, Dallas, Detroit, Hillsboro, Los Angeles, Miami, New York, Omaha, San Francisco, and Sunnyvale. In international markets, we either have our own internal sales professionals or have established sales agency relationships in 50 countries, regions, and territories.

No individual customer represented more than 10 percent of our revenue in 2009, 2010, or 2011. Revenue under the Search Agreement represented more than 10 percent of our revenue during 2011.

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

COMPETITION

We operate in the Internet products, services, and content markets, which are highly competitive and characterized by rapid change, emerging and converging technologies, and increasing competition. Our most significant competition is from Facebook, Google, Microsoft, and AOL, which each generally offer an integrated variety of Internet products, services, and/or content. We compete with these and other companies for users, advertisers, publishers, and developers. We also compete with these companies to obtain agreements with software publishers, Internet access providers, mobile carriers, device manufacturers and others to promote or distribute our services to their users. In addition, we compete with advertising networks, exchanges, demand side platforms and other platforms, such as Google AdSense, DoubleClick Ad Exchange, AOL’s Ad.com and Microsoft Media Network, as well as traditional media companies for a share of advertisers’ marketing budgets and in the development of the tools and systems for managing and optimizing advertising campaigns.

We believe our principal competitive strengths relating to attracting and retaining users include our ability to provide premium and exclusive content; the usefulness, accessibility, integration, and personalization of the online services that we offer; the quality, personalization, and presentation of our search results; and the overall user experience on Yahoo! Properties. Our principal competitive strengths relating to attracting advertisers and publishers are the reach, effectiveness, and efficiency of our marketing services as well as the creativity of the marketing solutions that we offer. “Reach” is the size of the audience and/or demographic that can be accessed through the Yahoo! network. “Effectiveness” for advertisers is the achievement of marketing objectives, which we support by developing campaigns, measuring the performance of these campaigns against their objectives, and optimizing their objectives across the Yahoo! network. “Effectiveness” for publishers is the monetization of their online audiences. “Efficiency” is the simplicity and ease of use of the services we offer advertisers and publishers.

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

Most of our software products and features are developed internally by our employees. In some instances, however, we might purchase technology and license intellectual property rights if the opportunity is strategically aligned, operationally compatible, and economically advantageous. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe based on past experience and industry practice that such licenses generally could be obtained on commercially reasonable terms. We believe our continuing innovation and product development are not materially dependent upon any single license or other agreement with a third party relating to the development of our products.

Yahoo!’s Product Development organization includes a broad array of engineering talent that spans the breadth of our technology infrastructure. This includes deep expertise in scalable platforms, networking and communications technologies and presentation layer frameworks. Our Product Development organization includes Yahoo! Labs. This organization includes our industry-leading Yahoo! Research group, our Applied Sciences group and our Academic Relations team, which has spearheaded key relationships with some of the world’s most influential universities and institutions. Yahoo! Labs is designed to foster the long-term scientific competitiveness of Yahoo! as a world leader on the Internet through cutting-edge, multi-disciplinary research in a variety of fields, including economic theory, computer science, artificial intelligence, and various social sciences. In addition to Yahoo! Labs, the Product Development organization contains our Cloud Computing group which provides the common computing infrastructure upon which our products are delivered, including grid computing. Finally, the Product Development organization contains our Cloud Platforms group, which focuses on the common elements that are embedded in multiple Yahoo! Products. These elements include the user data base and login, video and social connection platforms.

Our engineering and production teams are primarily located in our Sunnyvale, California headquarters, Bangalore, India, and Beijing, China. Product development expenses for 2009, 2010, and 2011 totaled approximately $1.2 billion, $1.1 billion, and $1.0 billion, respectively, which included stock-based compensation expense of $206 million, $107 million, and $90 million, respectively.

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

EMPLOYEES

As of December 31, 2011, we had approximately 14,100 full-time employees. Our future success is substantially dependent on the performance of our senior management and key technical personnel, as well as our continuing ability to attract, maintain the caliber of, and retain highly qualified technical, executive, and managerial personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K and is incorporated herein by reference.

AVAILABLE INFORMATION

Our Website is located at http://www.yahoo.com. Our investor relations Website is located at http://investor.yahoo.net. We make available free of charge on our investor relations Website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a Website that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

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

Several of our competitors offer an integrated variety of Internet products, advertising services, technologies, online services and content in a manner similar to Yahoo!. We compete against these and other companies to attract and retain users, advertisers, developers, and third-party Website publishers as participants in our Affiliate network, and to obtain agreements with third parties to promote or distribute our services. We also compete with social media and networking sites which are attracting a substantial and increasing share of users and users’ online time, and may continue to attract an increasing share of online advertising dollars.

In addition, several competitors offer products and services that directly compete for users with our offerings, including consumer e-mail, local search, instant messaging, daily deals, photos, maps, video sharing, content channels, mobile applications, and shopping. Similarly, the advertising networks operated by our competitors or by other participants in the display marketplace offer services that directly compete with our offerings for advertisers, including advertising exchanges, ad networks, demand side platforms, ad serving technologies and sponsored search offerings. We also compete with traditional print and broadcast media companies to attract domestic and international advertising spending. Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

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

For the twelve months ended December 31, 2011, 81 percent of our total revenue came from display and search. Our ability to continue to retain and grow display and search revenue depends upon:

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

•	successfully acquiring, investing in, and implementing new technologies and strategic partnerships;

•	successfully implementing changes in our sales force, sales development teams, and sales strategy;

•	continuing to innovate and improve the monetization capabilities of our display advertising products;

•	effectively monetizing search queries;

•	continuing to innovate and improve users’ search experiences;

•	maintaining and expanding our Affiliate program for search and display advertising services; and

•	deriving better demographic and other information about our users to enable us to offer better experiences to both our users and advertisers.

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

Display and search expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenue from display and search, adverse economic conditions have caused, and a continuation of adverse economic conditions could cause, additional decreases or delays in advertising spending, a reduction in our display and search revenue and a negative impact on our short-term ability to grow our revenue. Further, any decreased collectability of accounts receivable or early termination of agreements, whether resulting from customer bankruptcies or otherwise due to the current economic conditions, could negatively impact our results of operations.

If we do not manage our operating expenses effectively, our profitability could decline.

We have implemented cost reduction initiatives to better align our operating expenses with our revenue, including reducing our headcount, outsourcing some administrative functions, consolidating space and terminating leases or entering into subleases. We plan to continue to manage costs to better and more efficiently manage our business. However, our operating expenses might also increase from their reduced levels as we expand our operations in areas of desired growth, continue to develop and extend the Yahoo! brand, fund product development, build data centers or acquire real property, and acquire and integrate complementary businesses and technologies. Our operating costs might also increase if we do not effectively manage costs as we transition markets under the Search Agreement and reimbursements from Microsoft under the Search Agreement decline or cease. In addition, weak economic conditions or other factors could cause our business to contract, requiring us to implement additional cost cutting measures. If our expenses increase at a greater pace than our revenue, or if we fail to implement additional cost cutting if required in a timely manner, our profitability will decline.

Transition, implementation and execution risks associated with our Search Agreement with Microsoft may adversely affect our business and operating results.

Under our Search Agreement with Microsoft, Microsoft is the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites for the transitioned markets. Revenue under the Search Agreement represented more than 10 percent of our revenue during 2011. The parties commenced implementation of the Search Agreement on February 23, 2010. The transition process is complex and requires the expenditure of significant time and resources by us. We have completed the transition of our algorithmic search platform to the Microsoft platform in all markets, and have completed transition of paid search in several markets, including the U.S., Canada, and India. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through the first half of 2013. Delays or difficulties in, or disruptions and inconveniences caused by, the transition process could result in the loss of advertisers, publishers, Affiliates, and employees, as well as delays in recognizing or reductions in the anticipated benefits of the transaction, any of which could negatively impact our business and operating results.

If Microsoft fails to perform as required under the Search Agreement for any reason or suffers service level interruptions or other performance issues (including if Microsoft is unable to effectively monetize search queries in markets where paid search has transitioned under the Search Agreement), or if advertisers, Affiliates, or users are less satisfied than expected with the services provided or results obtained after transition or during the period prior to the transition of search to Microsoft in their respective markets, we may not realize the anticipated benefits of the Search Agreement, we may lose advertisers, publishers and Affiliates, we may lose exclusivity with certain publishers, and our search revenue or our profitability could decline. Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties for 18 months after the transition of paid search services to Microsoft’s platform in that market. In 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. To the extent the RPS Guarantee payments we receive do not fully offset any shortfall relating to revenue per search in transitioned markets or if our revenue per search upon expiration of the RPS Guarantee payments is lower than the guarantee levels, our search revenue, or our profitability could decline. Notwithstanding any RPS Guarantee payments that we may receive, our competitors may increase revenue, profitability and market share at a higher rate than us.

If we are unable to provide innovative search experiences and other products and services that generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

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

We also generate revenue through other online products and services, such as Yahoo! Mail. If we are unable to provide innovative search and other products and services which generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Our comprehensive strategic review may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility in our stock price, and adversely impact our revenue, operating results, and financial condition.

Our Board of Directors is engaged in a comprehensive strategic review, which includes evaluating the full range of options available to return our company to increased growth and innovation. Our Board’s strategic review and any related speculation and uncertainty regarding our future business strategy and direction, including litigation pending in the Delaware Chancery Court relating to the strategic review process, may cause or result in:

•	disruption of our business or distraction of our employees and management;

•	difficulty in recruiting, hiring, motivating, and retaining talented and skilled personnel;

•	increased stock price volatility;

•	difficulty in negotiating, maintaining, or consummating business or strategic relationships or transactions; and

•	increased advisory fees or costs to investigate or defend litigation, even if claims are without merit or do not ultimately result in liability or changes in business practices.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by the strategic review, it may disrupt our business or adversely impact our revenue, operating results, and financial condition.

If we are unable to recruit and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices and the offices of several of our competitors are located; fluctuations in global economic and industry conditions; changes in our management or leadership; uncertainty due to our comprehensive strategic review; competitors’ hiring practices; and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

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

We create, own, and maintain a wide array of intellectual property assets, including copyrights, patents, trademarks, trade dress, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through patent, copyright, trade secret, trademark, and other laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of Yahoo! might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and media properties are distributed or made available through the Internet. Changes in patent law, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our innovations. In particular, recent amendments to the U.S. patent law will become effective in 2012 and may affect our ability to protect our innovations and defend against claims of patent infringement. Further, given the costs of obtaining patent protection, we might choose not to protect (or not to protect in some jurisdictions) certain innovations that later turn out to be important. There is also a risk that the scope of protection under our patents may not be sufficient in some cases or that existing patents may be deemed invalid or unenforceable. With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets.

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

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims, including those that may arise under international laws. In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights, or other third-party rights such as publicity and privacy rights, we could incur substantial monetary liability, or be required to enter into costly royalty or licensing agreements or be prevented from using such rights, which could require us to change our business practices in the future, hinder us from offering certain features, functionalities, products or services, require us to develop non-infringing products or technologies, and limit our ability to compete effectively. We may also incur substantial expenses in defending against third-party claims regardless of the merit of such claims. In addition, many of our agreements with our customers or Affiliates require us to indemnify them for some types of third-party intellectual property infringement claims, which could increase our costs in defending such claims and our damages. Furthermore, such customers and Affiliates may discontinue the use of our products, services, and technologies either as a result of injunctions or otherwise. The occurrence of any of these results could harm our brands or have an adverse effect on our business, financial position, operating results, and cash flows.

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

The use of consumer data by online service providers and advertising networks is a topic of active interest among federal, state, and international regulatory bodies, and the regulatory environment is unsettled. Federal, state, and international laws and regulations govern the collection, use, retention, disclosure, sharing and security of data that we receive from and about our users. Our privacy policies and practices concerning the collection, use, and disclosure of user data are posted on our and many of our Affiliates’ Websites. Any failure, or perceived failure, by us to comply with our posted privacy policies, to make effective modifications to our privacy policies, or to comply with any data-related consent orders, Federal Trade Commission requirements or orders, or other federal, state, or international privacy or data-protection-related laws, regulations or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, which could potentially have an adverse effect on our business.

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

In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with users. The interpretation and application of privacy, data protection and data retention laws and regulations are currently unsettled in the U.S. and internationally. These laws may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices, making it difficult to make long-range business planning decisions regarding data use, notice, storage, access, or retention. Complying with these varying international requirements could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If our security measures are breached, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of Yahoo!’s users’ and customers’ personal and proprietary information in our facilities and on our equipment, networks and corporate systems. Security breaches could expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation, and potential liability. Our user data and corporate systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. We must continuously examine and modify our security controls and business policies to adapt to the rise of social networking, the adoption of new devices and technologies enabling users to share data and communicate in new ways, and the increasing focus by our users and regulators on controlling and protecting user data.

Any breach or unauthorized access could result in significant legal and financial exposure, increased costs for security measures or to defend litigation or damage to our reputation, and a loss of confidence in the security of our products and services and networks that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose users and customers, and we could suffer financial exposure due to such events or in connection with remediation efforts, investigation costs, changed security, and system protection measures.

We may be subject to legal liability associated with providing online services or content.

We host and provide a wide variety of services and technology products that enable and encourage individuals and businesses to exchange information, upload or otherwise generate photos, videos, text, and other content; advertise products and services; conduct business; and engage in various online activities both domestically and internationally. As a publisher of original content, we may be subject to claims such as libel, defamation or improper use of publicity rights, as well as infringement claims such as plagiarism. The law relating to the liability of providers of online services and products for activities of their users is currently unsettled both within the U.S. and internationally. Claims have been threatened and brought against us for defamation, negligence, breaches of contract, plagiarism, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

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

It is also possible that if the manner in which information is provided or any information provided directly by us contains errors or is otherwise wrongfully provided to users, third parties could make claims against us. For example, we offer Web-based e-mail services, which expose us to potential risks, such as liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail, alleged violations of policies or privacy protections, including civil or criminal laws, or interruptions or delays in e-mail service. We may also face purported consumer class actions or state actions relating to our online services, including our fee-based services (particularly in connection with any decision to discontinue a fee-based service). In addition, our customers, third parties, or government entities may assert claims or actions against us if our online services or technologies are used to spread or facilitate malicious or harmful code or applications. Investigating and defending these types of claims are expensive, even if the claims are without merit or do not ultimately result in liability, and could subject us to significant monetary liability or cause a change in business practices that could negatively impact our ability to compete.

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

•	the impairment of relationships with, or failure to retain, employees of acquired companies or our existing employees as a result of integration of new personnel;

•	our lack of, or limitations on our, control over the operations of our joint venture companies;

•	the difficulty of integrating operations, systems, and controls as a result of cultural, regulatory, systems, and operational differences;

•	in the case of foreign acquisitions and investments, the impact of particular economic, tax, currency, political, legal and regulatory risks associated with specific countries; and

•	the impact of known potential liabilities or liabilities that may be unknown, including as a result of inadequate internal controls, associated with the companies we acquired or in which we invested.

We are likely to experience similar risks in connection with our future acquisitions and strategic investments. Our failure to be successful in addressing these risks or other problems encountered in connection with our past or future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

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

As we expand our business, we must also expand and adapt our operational infrastructure. Our business relies on data systems, billing systems, and financial reporting and control systems, among others. All of these systems have become increasingly complex in the recent past due to the growing complexity of our business, acquisitions of new businesses with different systems, and increased regulation over controls and procedures. To manage our business in a cost-effective manner, we will need to continue to upgrade and improve our data systems, billing systems, and other operational and financial systems, procedures, and controls. In some cases, we are outsourcing administrative functions to lower-cost providers. These upgrades, improvements and outsourcing changes will require a dedication of resources and in some cases are likely to be complex. If we are unable to adapt our systems and put adequate controls in place in a timely manner, our business may be adversely affected. In particular, sustained failures of our billing systems to accommodate increasing numbers of transactions, to accurately bill users and advertisers, or to accurately compensate Affiliates could adversely affect the viability of our business model.

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

In addition, widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes, could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures and platforms utilized for our services are highly complex and may not provide satisfactory security features or support in the future, as usage increases and products and services expand, change, and become more complex. In the future, we may make additional changes to our, or move to completely new, architectures, platforms and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising platform participants to become dissatisfied with our service and move to competing providers or seek remedial actions or compensation. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store, and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures, platforms and infrastructure to accommodate increased traffic, to store user data, and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations, and financial condition.

We have dedicated considerable resources to provide a variety of premium products and services, which might not prove to be successful in generating significant revenue for us.

We offer fee-based enhancements for many of our free services. The development cycles for these technologies are long and generally require significant investment by us. We have invested and will continue to invest in premium products and services. Some of these premium products and services might not generate anticipated revenue or might not meet anticipated user adoption rates. We have previously discontinued some non-profitable premium services and may discontinue others. General economic conditions as well as the rapidly evolving competitive landscape may affect users’ willingness to pay for such premium services. If we cannot generate revenue from our premium services that are greater than the cost of providing such services, our operating results could be harmed.

We rely on third parties to provide the technologies necessary to deliver content, advertising, and services to our users, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business.

We rely on third parties to provide the technology to deliver content, advertising, and services to our users. There can be no assurance that these providers will continue to license their technologies to us on reasonable terms, or at all. Providers of those technologies may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies necessary to deliver our content, advertising, and services. We have limited or no control over the availability or acceptance of those technologies, and any change in the licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

If we are unable to attract, sustain, and renew distribution arrangements on favorable terms, our revenue may decline.

We enter into distribution arrangements with third parties such as operators of third-party Websites, online networks, software companies, electronics companies, computer manufacturers, and others to promote or supply our services to their users. For example:

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

To the extent that an access provider or device manufacturer enters into a distribution arrangement with one of our competitors, or as our competitors design, develop, or acquire control of alternative connected devices or their operating systems, we face an increased risk that our users will favor the services or properties of that competitor. The manufacturer or access provider might promote a competitor’s services or might impair users’ access to our services by blocking access through their devices or by not making our services available in a readily-discoverable manner on their devices. If competitive distributors impair access to our services, or if they simply are more successful than our distributors in developing compelling products that attract and retain users or advertisers, then our revenue could decline.

In the future, as new methods for accessing the Internet and our services become available, including through alternative devices, we may need to enter into amended distribution agreements with existing access providers, distributors, and manufacturers to cover the new devices and new arrangements. We face a risk that existing and potential new access providers, distributors, and manufacturers may decide not to offer distribution of our services on reasonable terms, or at all. If we fail to obtain distribution or to obtain distribution on terms that are reasonable, we may not be able to fully execute our business plan.

Our international operations are subject to additional risks which could harm our business, operating results, and financial condition.

In addition to uncertainty about our ability to continue to generate revenue from our foreign operations and expand our international market position, there are additional risks inherent in doing business internationally (including through our international joint ventures), including:

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	longer payment cycles;

•	credit risk and higher levels of payment fraud;

•	profit repatriation restrictions and foreign currency exchange restrictions;

•	political or social unrest, economic instability, repression, or human rights issues;

•	geopolitical events, including acts of war and terrorism;

•	import or export regulations;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting bribery and corrupt payments to government officials;

•	antitrust and competition regulations;

•	seasonal volatility in business activity and local economic conditions;

•	laws, regulations, licensing requirements, and business practices that favor local competitors or prohibit foreign ownership or investments;

•	different or more stringent user protection, content, data protection, privacy and other laws; and

•	risks related to other government regulation or required compliance with local laws.

We are subject to numerous and sometimes conflicting U.S. and foreign laws and regulations. Violations of these complex laws and regulations that apply to our international operations could result in damage awards, fines, criminal actions, sanctions, or penalties against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. These risks inherent in our international operations and expansion increase our costs of doing business internationally and could result in harm to our business, operating results, and financial condition.

The benefits of the Framework Agreement may not be realized and we are involved in legal proceedings related to Alipay that may result in adverse outcomes.

On July 29, 2011, we entered into a Framework Agreement with Alibaba Group Limited (“Alibaba Group”), Softbank Corp., a Japanese corporation, Alipay.com Co., Ltd. (“Alipay”), APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Holdco”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. See Note 4—“Investments in Equity Interests” in the Notes to the consolidated financial statements. Pursuant to the terms of the Framework Agreement, the parties agreed upon the consideration to be received by Alibaba Group for the restructuring of Alipay and the ongoing relationship between Alipay and Alibaba Group and its subsidiaries. The closing contemplated by the Framework Agreement occurred in December 2011. Alibaba Group may not realize the anticipated benefits of the

Framework Agreement due to risks and uncertainties including: the failure of Alipay to generate significant royalty and software technology services fees payable to Alibaba Group; the possibility that a liquidity event of Alipay does not occur; the failure or inability of IPCo to pay its promissory note in accordance with its terms; and uncertainties concerning the laws and regulations of the People’s Republic of China (the “PRC”) and the PRC regulatory environment.

We and certain officers, directors and third parties are party to a number of stockholder derivative suits and purported stockholder class action suits filed since we filed our Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission. See the section captioned “Contingencies” included in Note 12—“Commitments and Contingencies” in the Notes to the consolidated financial statements. Such claims and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. These lawsuits or any future lawsuits may become time consuming and expensive and may result in adverse outcomes.

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

Delays or disruptions to our service, or the loss or compromise of data, could result from a variety of causes, including the following:

•

Our operations are susceptible to outages and interruptions due to fire, flood, earthquake, tsunami, other natural disasters, power loss, equipment or telecommunications failures, cyber attacks, terrorist attacks, political or social unrest, and other events over which we have little or no control.

•

The systems through which we provide our products and services are highly technical, complex, and interdependent. Design errors might exist in these systems, or might be introduced as we roll out improvements and upgrades, which might cause service malfunctions or require services to be taken offline while corrective responses are developed.

•

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, worms, hacking, physical and electronic break-ins, router disruption, sabotage or espionage, and other disruptions from unauthorized access and tampering, as well as coordinated denial-of-service attacks. We may not be in a position to promptly address attacks or to implement adequate preventative measures if we are unable to immediately detect such attacks. Such events could result in large expenditures to investigate or remediate, to recover data, to repair or replace networks or information systems, including changes to security measures, to deploy additional personnel, to defend litigation or to protect against similar future events, and may cause damage to our reputation or loss of revenue. We distribute servers among data centers around the world to create redundancies; however, we do not have multiple site capacity for all of our services and some of our systems are not fully redundant in the event of delays or disruptions to service. As not all of our systems are fully redundant, some data or systems may not be fully recoverable after such events.

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

Prolonged delays or disruptions to our service could result in a loss of users, damage to our brands, legal costs or liability, and harm to our operating results.

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

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 12—“Commitments and Contingencies” in the Notes to the consolidated financial statements.

Fluctuations in foreign currency exchange rates affect our operating results in U.S. dollar terms.

A portion of our revenue comes from international operations. Revenue generated and expenses incurred by our international subsidiaries and equity method investees are often denominated in the currencies of the local countries. As a result, our consolidated U.S. dollar financial statements are subject to fluctuations due to changes in exchange rates as the financial results of our international subsidiaries and equity method investees are translated from local currencies into U.S. dollars. In addition, our financial results are subject to changes in exchange rates that impact the settlement of transactions in non-local currencies.

We use derivative instruments, such as foreign currency forward contracts, to partially offset certain exposures to fluctuations in foreign currency exchange rates. The use of such instruments may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign currency exchange rates over the limited time the instruments are in place.

We may be required to record a significant charge to earnings if our goodwill, amortizable intangible assets, investments in equity interests, including investments held by our equity method investees, or other investments become impaired.

We are required under generally accepted accounting principles to test goodwill for impairment at least annually and to review our amortizable intangible assets and investments in equity interests, including investments held by our equity method investees, for impairment when events or changes in circumstance indicate the carrying value may not be recoverable. Factors that could lead to impairment of goodwill and amortizable intangible assets include significant adverse changes in the business climate (affecting our company as a whole or affecting any particular segment) and declines in the financial condition of our business. Factors that could lead to impairment of investments in equity interests include a prolonged period of decline in the stock price or operating performance of, or an announcement of adverse changes or events by, the companies in which we invested or the investments held by those companies. Factors that could lead to an impairment of U.S. government securities, which constitute a significant portion of our assets, include any downgrade of U.S. government debt or concern about the creditworthiness of the U.S. government. We have recorded and may be required in the future to record additional charges to earnings if our goodwill, amortizable intangible assets, investments in equity interests, including investments held by our equity investees, or other investments become impaired. Any such charge would adversely impact our financial results.

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

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the year ended December 31, 2011, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $11.09 to $18.65 per share and the closing sale price on February 17, 2012 was $15.01 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; the current and anticipated future operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group; and news reports or rumors relating to us, companies in which we have an equity investment, trends in our markets, or general economic conditions.

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

Our headquarters is located in Sunnyvale, California and consists of owned and leased space aggregating approximately 1.4 million square feet. We also lease office space in Argentina, Australia, Belgium, Brazil, Canada, China, Egypt, France, Germany, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Jordan, Malaysia, Mexico, Morocco, New Zealand, Norway, the Philippines, Singapore, South Korea, Spain, Switzerland, Taiwan, the United Arab Emirates, the United Kingdom, and Vietnam. In the United States, we lease offices in various locations, including Atlanta, Boston, Champaign, Chicago, Dallas, Denver, Detroit, Hillsboro, the Los Angeles Area, Miami, New York, Omaha, Orlando, the San Diego Area, the San Francisco Bay Area, and Washington, D.C. Our data centers are operated in locations in the United States, Brazil, Europe, and Asia.

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

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Yahoo! Inc. common stock is quoted on the NASDAQ Global Select Market under the symbol “YHOO.” The following table sets forth the range of high and low per share sales prices as reported for each period indicated:

	2010		2011
	High	Low	High	Low
First quarter	$17.30	$14.48	$17.84	$15.41
Second quarter	$19.12	$13.79	$18.84	$14.50
Third quarter	$15.60	$12.94	$15.95	$11.09
Fourth quarter	$17.60	$14.13	$16.79	$13.37

Stockholders

We had 10,545 stockholders of record as of February 17, 2012.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the near future.

Issuer Repurchases of Equity Securities

Share repurchase activity during the three months ended December 31, 2011 was as follows:

Period	Total Number of Shares Purchased(*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s)(*)
October 1—October 31, 2011	—	$—	—	$1,021,583
November 1—November 30, 2011	12,796,763	$15.17	12,796,763	$827,519
December 1—December 31, 2011	14,679,979	$15.13	14,679,979	$605,347

Total	27,476,742	$15.15	27,476,742

(*)

The share repurchases in the three months ended December 31, 2011 were made under our stock repurchase program announced in June 2010, which authorizes the repurchase of up to $3 billion of our outstanding shares of common stock from time to time. This program, according to its terms, will expire in June 2013. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any filing of Yahoo! Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares, for the five-year period ended December 31, 2011, the cumulative total stockholder return for Yahoo!’s common stock, the NASDAQ 100 Index, the Standard & Poor’s North American Technology-Internet Index (the “SPGIINTR”), and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). Measurement points are the last trading day of each of Yahoo!’s fiscal years ended December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, and December 31, 2011. The graph assumes that $100 was invested at the market close on December 29, 2006 in the common stock of Yahoo!, the NASDAQ 100 Index, the SPGIINTR, and the S&P 500 Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data and the consolidated balance sheets data for the years ended, and as of, December 31, 2007, 2008, 2009, 2010, and 2011 are derived from our audited consolidated financial statements.

Consolidated Statements of Income Data:

	Years Ended December 31,
	2007	2008(1)	2009(2)	2010(3)	2011(4)
	(In thousands, except per share amounts)
Revenue	$6,969,274	$7,208,502	$6,460,315	$6,324,651	$4,984,199
Income from operations	$695,413	$12,963	$386,692	$772,524	$800,341
Net income attributable to Yahoo! Inc.	$639,155	$418,921	$597,992	$1,231,663	$1,048,827

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.48	$0.31	$0.43	$0.91	$0.82

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.47	$0.29	$0.42	$0.90	$0.82

Shares used in per share calculation—basic	1,338,987	1,369,476	1,397,652	1,354,118	1,274,240

Shares used in per share calculation—diluted	1,366,264	1,391,230	1,415,658	1,364,612	1,282,282

(1)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2008 included a non-cash gain of $401 million, net of tax, related to Alibaba Group’s initial public offering (“IPO”) of Alibaba.com Limited (“Alibaba.com”), the business to business e-commerce subsidiary of Alibaba Group, and a non-cash loss of $30 million, net of tax, related to the impairment of our direct investment in Alibaba.com. In addition, in the year ended December 31, 2008, we recorded a goodwill impairment charge of $488 million related to our European reporting unit and net restructuring charges of $107 million related to our strategic workforce realignment and cost reduction initiatives, and a tax benefit for these two items of $42 million. In the aggregate, these items had a net negative impact of $182 million on net income attributable to Yahoo! Inc., or $0.13 per both basic and diluted share, for the year ended December 31, 2008.

(2)

Our net income attributable to Yahoo! Inc. for the year ended December 31, 2009 included a pre-tax gain of $67 million in connection with the sale of our Gmarket shares and a gain on the sale of our direct investment in Alibaba.com of $98 million. In addition, in the year ended December 31, 2009, we recorded net restructuring charges of $127 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $18 million on net income attributable to Yahoo! Inc., or $0.01 per both basic and diluted share for the year ended December 31, 2009.

(3)

Our revenue declined in 2010 due to the Search Agreement with Microsoft, which beginning during the fourth quarter of 2010 required a change in revenue presentation and a sharing of search revenue with Microsoft in transitioned markets. Our net income attributable to Yahoo! Inc. for the year ended December 31, 2010 included a pre-tax gain of $66 million in connection with the sale of Zimbra, Inc. and a pre-tax gain on the sale of HotJobs of $186 million. In addition, in the year ended December 31, 2010, we recorded net restructuring charges of $58 million related to our cost reduction initiatives. In the aggregate, these items had a net positive impact of $204 million on net income attributable to Yahoo! Inc., or $0.15 per both basic and diluted share, for the year ended December 31, 2010. In addition, in the year ended December 31, 2010, we recorded $43 million pre-tax for the reimbursement of transition costs incurred in 2009 related to the Search Agreement. See Note 16—“Search Agreement with Microsoft Corporation” in the Notes to the consolidated financial statements for additional information. Our income tax provision was also reduced by the effect of certain tax benefits as discussed in Note 9—“Income Taxes” in the Notes to the consolidated financial statements.

(4)

Our revenue declined in 2011 due to the Search Agreement with Microsoft, which beginning during the fourth quarter of 2010 required a change in revenue presentation and a sharing of search revenue with Microsoft in transitioned markets. Our net income attributable to Yahoo! Inc. for the year ended December 31, 2011 included a non-cash gain of $25 million, net of tax related to the dilution of our ownership interest in Alibaba Group and a non-cash loss of $33 million related to impairments of assets held by Yahoo Japan. In addition, in the year ended December 31, 2011, we recorded net restructuring charges of $24 million related to our cost reduction initiatives. In the aggregate, these items had a net negative impact of $24 million on net income attributable to Yahoo! Inc., or $0.02 per both basic and diluted share, for the year ended December 31, 2011.

Consolidated Balance Sheets Data:

	December 31,
	2007(1)	2008(2)	2009	2010	2011
	(In thousands)
Cash and cash equivalents	$1,513,930	$2,292,296	$1,275,430	$1,526,427	$1,562,390
Marketable debt securities	$849,542	$1,229,677	$3,242,574	$2,102,255	$967,527
Working capital	$942,652	$3,040,483	$2,877,044	$2,719,676	$2,245,175
Total assets	$12,229,554	$13,689,848	$14,936,030	$14,928,104	$14,782,786
Long-term liabilities	$384,208	$715,872	$699,666	$705,822	$994,078
Total Yahoo! Inc. stockholders’ equity	$9,538,209	$11,250,942	$12,493,320	$12,558,129	$12,541,067

(1)	As of December 31, 2007, our $750 million of outstanding zero coupon senior convertible notes were classified as short-term debt and were reflected in working capital.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is a premier digital media company. Through our proprietary technology and insights, we deliver personalized digital content and experiences, across devices and around the globe, to vast audiences. We provide engaging and innovative canvases for advertisers to connect with their target audiences using our unique blend of Science + Art + Scale. We provide online properties and services (“Yahoo! Properties”) to users as well as a range of marketing services designed to reach and connect with those users on Yahoo! and through a distribution network of third-party entities (“Affiliates”). These Affiliates integrate our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

Our offerings to users on Yahoo! Properties currently fall into three categories: Communications and Communities; Search and Marketplaces; and Media. The majority of our offerings are available in more than 45 languages and in 60 countries, regions, and territories. We have properties tailored to users in specific international markets including Yahoo! Homepage and social networking Websites such as Meme and Wretch. We manage and measure our business geographically, principally in the Americas, EMEA (Europe, Middle East, and Africa) and Asia Pacific.

Strategic Review

During 2011, our Board of Directors initiated a comprehensive strategic review to assess alternatives to return the Company to increased growth and innovation. As part of this review, we have pursued a wide range of discussions with potential partners. We are in discussions regarding the possibility of restructuring our holdings in Alibaba Group and Yahoo Japan. While we continue to pursue these discussions, there is no assurance that any transaction will be achieved.

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

During the first five years of the Search Agreement, in transitioned markets we are entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties. We are also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. In the transitioned markets, for search revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, we report as revenue the 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods. We record the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which is typically the quarter in which the associated shortfall in revenue per search occurred.

Under the Search Agreement, Microsoft agreed to reimburse us for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. During the third quarter of 2011, our cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs we incur in excess of the $150 million reimbursement cap are not subject to reimbursement. Our results for the year ended December 31, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement of $26 million. During the year ended December 31, 2010, we recorded transition cost reimbursements from Microsoft under the Search Agreement of $81 million. During the year ended December 31, 2010, we also recorded reimbursements of $43 million for transition costs incurred in 2009. The 2009 transition cost reimbursements were recorded in the first quarter of 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. Our results reflect search operating cost reimbursements from Microsoft under the Search Agreement of $212 million for the year ended December 31, 2011 and $268 million for the same period of 2010. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

We completed the transition of our algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, we completed the transition of algorithmic search in all other markets and the transition of paid search in India. The market-by-market transition of our paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through the first half of 2013.

In the year ended December 31, 2010, $17 million was recorded for reimbursements for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and the search operating cost reimbursements.

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2010, the total reimbursements not yet received from Microsoft of $64 million were classified as part of prepaid expenses and other current assets on our consolidated balance sheets as of December 31, 2010. Of the total amounts incurred during the year ended December 31, 2011, total reimbursements of $16 million not yet received from Microsoft were classified as part of prepaid expenses and other current assets on our consolidated balance sheets as of December 31, 2011. We received $6 million of the unpaid reimbursements during the first quarter of 2012.

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

We recognize revenue from display advertising on Yahoo! Properties and Affiliate sites as “impressions” are delivered. Impressions are delivered when an advertisement appears in pages viewed by users. Arrangements for these services generally have terms of up to one year, and in some cases the terms may be up to three years. For display advertising on Affiliate sites, we pay Affiliates for the revenue generated from the display of these advertisements on the Affiliate sites or other offerings. Traffic acquisition costs (“TAC”) are payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo! Properties. The display revenue derived from these arrangements that involve traffic supplied by Affiliates is reported gross of the TAC paid to Affiliates as we are the primary obligor to the advertisers who are the customers of the display advertising service.

We recognize revenue from search advertising on Yahoo! Properties and Affiliate sites. Search revenue is recognized based on “click-throughs”. A “click-through” occurs when a user clicks on an advertiser’s search result listing. Under the Search Agreement with Microsoft described above, in the transitioned markets, we report as revenue the 88 percent revenue share as we are not the primary obligor in the arrangement with the advertisers. See Note 16—“Search Agreement with Microsoft Corporation” in the Notes to the consolidated financial statements for a description of our Search Agreement with Microsoft. In the non-transitioned markets, we pay Affiliates TAC for the revenue generated from the search advertisements on the Affiliates’ Websites. The revenue derived from these arrangements is reported gross of the TAC paid to Affiliates, as we continue to be the primary obligor to the advertisers. We also generate search revenue from a revenue sharing arrangement with Yahoo Japan for search technology and services.

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

2011 Highlights

	Years Ended December 31,		Dollar Change
Operating Highlights	2010	2011
	(In thousands)
Revenue	$6,324,651	$4,984,199	$(1,340,452)
Income from operations	$772,524	$800,341	$27,817

	Years Ended December 31,		Dollar Change
Cash Flow Highlights	2010	2011
	(In thousands)
Net cash provided by operating activities	$1,240,190	$1,323,806	$83,616
Net cash provided by investing activities	$509,915	$202,362	$(307,553)
Net cash used in financing activities	$(1,501,706)	$(1,455,958)	$45,748

Our revenue decrease of 21 percent for the year ended December 31, 2011 compared to 2010 can be attributed to a decrease in our search revenue. The decrease in search revenue was primarily due to the required change in revenue presentation which began in the fourth quarter of 2010, the associated revenue share with Microsoft for the Americas region, and the loss of an Affiliate in the Asia Pacific region. The increase in income from operations of $28 million for the year ended December 31, 2011 reflects a decrease in gross profit offset by a decrease in operating expenses of $243 million for the year ended December 31, 2011 compared to 2010.

Cash provided by operating activities is a measure of the cash productivity of our business model. Our operating activities in 2011 generated adequate cash to meet our operating needs. Cash provided by investing activities in the year ended December 31, 2011 included net proceeds from sales, maturities, and purchases of marketable debt securities of $1,117 million offset by $324 million used for acquisitions, net of cash acquired and net capital expenditures of $593 million. Cash used in financing activities included $1,619 million used in the direct repurchase of common stock and $45 million used for tax withholding payments related to the net share settlements of restricted stock units, offset by $156 million in proceeds from employee option exercises and employee stock purchases.

Summary

In the following Management’s Discussion and Analysis, we provide information regarding to the following areas of our financial results:

•	Results of Operations;

•	Business Segment Results;

•	Transactions;

•	Liquidity and Capital Resources;

•	Critical Accounting Policies and Estimates; and

•	Recent Accounting Pronouncements.

Results of Operations

Revenue. Revenue by groups of similar services was as follows (dollars in thousands):

	Years Ended December 31,						2009-2010 % Change	2010-2011 % Change
	2009	(*)	2010	(*)	2011	(*)
Display	$1,866,984	29%	$2,154,886	34%	$2,160,309	43%	15%	0%
Search	3,396,396	53%	3,161,589	50%	1,853,110	37%	(7)%	(41)%
Other	1,196,935	18%	1,008,176	16%	970,780	20%	(16)%	(4)%

Total revenue	$6,460,315	100%	$6,324,651	100%	$4,984,199	100%	(2)%	(21)%

(*)	Percent of total revenue.

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

Display Revenue. Display revenue for the year ended December 31, 2011 remained flat compared to 2010, due to growth in guaranteed and non-guaranteed advertising in the EMEA and Asia Pacific segments and increases in non-guaranteed advertising in the Americas offset by declines in Americas for guaranteed advertising. Display revenue for the year ended December 31, 2010 increased by 15 percent, compared to 2009. Increased advertising spending in display and a shift towards higher-yielding display inventory resulted in increased display revenue.

For the year ended December 31, 2011, Display Page Views decreased 2 percent and revenue per Display Page View increased 6 percent, compared to 2010. For the year ended December 31, 2010, Display Page Views decreased 2 percent and revenue per Display Page View increased 20 percent, compared to 2009 due to the increase in revenue as discussed above.

We expect display revenue to remain flat for the first quarter of 2012, compared to the first quarter of 2011, due to decreases in Americas display revenue primarily from reduced guaranteed display advertising offset by increases in display revenue in the EMEA and Asia Pacific segments.

Search Revenue. Search revenue for the year ended December 31, 2011 decreased by 41 percent, compared to 2010. Search revenue decreased primarily due to the required change in revenue presentation which began in the fourth quarter of 2010, the associated revenue share with Microsoft for the U.S. and Canada, and the loss of an Affiliate in the Asia Pacific segment. Search revenue for the year ended December 31, 2010 decreased by

7 percent, compared to 2009. Search revenue decreased primarily due to the required change in revenue presentation in the fourth quarter of 2010 to reflect the revenue share with Microsoft for transitioned markets and the impact of discontinuing our paid inclusion search product in the fourth quarter of 2009 as part of our advertising quality initiatives. The decreases for the year ended December 31, 2010 were offset, in part, by the impact of foreign exchange fluctuations in the Asia Pacific segment and a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009.

For the year ended December 31, 2011, Search Page Views decreased 1 percent and revenue per Search Page View decreased 41 percent, compared to 2010. The decline in revenue per Search Page View in 2011 compared to 2010 was due to the decline in search revenue as discussed above. For the year ended December 31, 2010, Search Page Views decreased 1 percent and revenue per Search Page View decreased 6 percent, compared to 2009. The decline in revenue per Search Page View in 2010 compared to 2009 was due to the decline in search revenue as discussed above.

We expect search revenue for the first quarter of 2012 to remain flat compared to the first quarter of 2011 due to increases in Americas search revenue offset by decreases in EMEA search revenue primarily from decreased Affiliate revenue.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue and fees revenue. Other revenue for the year ended December 31, 2011 decreased by 4 percent, compared to 2010. The decrease can be attributable to changes in certain of our broadband access partnerships, our shift from a fee-paying user structure to other fee structures, and to the divestiture of certain business lines during the year ended December 31, 2010. In addition, revenue from other premium services declined year-over-year as we continue to outsource various offerings to commercial partners.

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

We expect other revenue to remain flat for the first quarter of 2012, compared to the first quarter of 2011 due to decreases in certain of our broadband access partnerships offset by increases in certain of our royalty revenues.

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

Operating costs and expenses were as follows (dollars in thousands):

	Years Ended December 31,						2009-2010		2010-2011
							Dollar Change	Percent Change	Dollar Change	Percent Change
	2009	(1)	2010	(1)	2011	(1)
Cost of revenue(2)	$2,871,746	44%	$2,627,545	42%	$1,502,650	30%	$(244,201)	(9)%	$(1,124,895)	(43)%
Sales and marketing	$1,245,350	19%	$1,264,491	20%	$1,122,302	23%	$19,141	2%	$(142,189)	(11)%
Product development	$1,210,168	19%	$1,082,176	17%	$1,005,090	20%	$(127,992)	(11)%	$(77,086)	(7)%
General and administrative	$580,352	9%	$488,332	8%	$495,804	10%	$(92,020)	(16)%	$7,472	2%
Amortization of intangibles(2)	$39,106	1%	$31,626	1%	$33,592	1%	$(7,480)	(19)%	$1,966	6%
Restructuring charges, net	$126,901	2%	$57,957	1%	$24,420	0%	$(68,944)	(54)%	$(33,537)	(58)%

(1)	Percent of total revenue.

(2)

For the years ended December 31, 2009, 2010, and 2011, cost of revenue included amortization expense of $145 million, $96 million, and $84 million, respectively, relating to acquired intellectual property rights and developed technology.

Stock-based compensation expense was allocated as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
Cost of revenue	$10,759	$3,275	$3,489
Sales and marketing	141,537	71,154	65,120
Product development	205,971	106,665	89,587
General and administrative	79,820	42,384	45,762
Restructuring expense accelerations (reversals), net	11,062	(4,211)	214

Total stock-based compensation expense	$449,149	$219,267	$204,172

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

The changes in operating costs and expenses for the year ended December 31, 2011 compared to the year ended December 31, 2010 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(9,782)	$14,451	$(30,332)	$(1,133,050)	$(632)	$34,450	$(1,124,895)
Sales and marketing	(32,501)	(399)	(1,804)	—	(5,317)	(102,168)	(142,189)
Product development	(71,914)	72	10,560	—	(3,693)	(12,111)	(77,086)
General and administrative	13,361	(633)	(10,920)	—	17,548	(11,884)	7,472
Amortization of intangibles	—	—	1,966	—	—	—	1,966
Restructuring charges, net	—	—	—	—	—	(33,537)	(33,537)

Total	$(100,836)	$13,491	$(30,530)	$(1,133,050)	$7,906	$(125,250)	$(1,368,269)

The changes in operating costs and expenses for the year ended December 31, 2010 compared to the year ended December 31, 2009 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue	$(26,404)	$(69,357)	$(79,220)	$(41,403)	$1,780	$(29,597)	$(244,201)
Sales and marketing	950	(2,129)	(740)	—	(10,519)	31,579	19,141
Product development	(142,980)	12,516	6,509	—	(15,376)	11,339	(127,992)
General and administrative	(36,943)	(293)	(1,526)	—	7,628	(60,886)	(92,020)
Amortization of intangibles	—	—	(7,480)	—	—	—	(7,480)
Restructuring charges, net	—	—	—	—	—	(68,944)	(68,944)

Total	$(205,377)	$(59,263)	$(82,457)	$(41,403)	$(16,487)	$(116,509)	$(521,496)

Compensation Expense. Total compensation expense decreased $101 million for the year ended December 31, 2011, compared to 2010. Excluding the impact of Microsoft reimbursements, compensation expense for the year ended December 31, 2011 decreased $150 million compared to 2010, primarily due to decreased stock-based compensation expense and the capitalization of otherwise expensed compensation costs in product development associated with increased efforts in the development of our technology platform and specific products. The decrease in stock-based compensation expense is primarily due to increased cancellations for stock options and increased forfeitures for stock-based awards in the year ended December 31, 2011, compared to 2010. The decline in compensation expense was offset by decreased Microsoft reimbursements of $49 million during the year ended December 31, 2011, compared to 2010. The decrease in Microsoft reimbursements for the year ended December 31, 2011 was due to the transition of paid search to Microsoft platforms.

Total compensation expense decreased $205 million for the year ended December 31, 2010, compared to 2009. Excluding the impact of Microsoft reimbursements, compensation expense decreased $86 million compared to 2009. The decrease was primarily driven by a decrease in stock-based compensation expense and the capitalization of otherwise expensed compensation costs in product development. The decrease in stock-based compensation expense is due to recently granted stock-based compensation awards having a lower grant date fair value than stock-based compensation awards currently vesting. The decline in stock-based compensation was offset by increased salaries and wages from increased average headcount, primarily in the product development and sales and marketing functions. The decline in compensation expense was offset by increased Microsoft reimbursements of $119 million during the year ended December 31, 2010, for which there were no similar reimbursements 2009.

Information Technology Expenses. Information technology expenses increased $13 million for the year ended December 31, 2011, compared to 2010. Excluding the impact of Microsoft reimbursements, information technology expense for the year ended December 31, 2011 increased $9 million compared to 2010, due to increased data center operating costs. Information technology expense was impacted by decreased reimbursements from Microsoft of $4 million for the year ended December 31, 2011, compared to 2010.

Information technology expenses decreased $59 million for the year ended December 31, 2010, compared to 2009. Excluding the impact of Microsoft reimbursements, information technology expense for the year ended December 31, 2010 increased $36 million compared to 2009. The decline for the year ended December 31, 2010 was primarily due to reimbursements recorded from Microsoft for information technology costs, for which there were no similar reimbursements in 2009. For the year ended December 31, 2010, the net impact of the reimbursements by Microsoft for our cost of running search was a reduction in information technology expense of $95 million compared to 2009.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased $31 million for the year ended December 31, 2011, compared to 2010. Excluding the impact of Microsoft reimbursements, depreciation and amortization expense decreased $34 million for year ended December 31, 2011, compared to 2010. The decrease was primarily driven by a decrease in depreciation and amortization expense for fully depreciated or amortized assets acquired in prior years. The decline in depreciation and amortization expense was offset by decreased Microsoft reimbursements of $4 million during the year ended December 31, 2011, compared to 2010.

Depreciation and amortization expenses decreased $82 million for the year ended December 31, 2010, compared to 2009. Excluding the impact of Microsoft reimbursements, depreciation and amortization expense decreased $56 million for year ended December 31, 2010, compared to 2009. The decline was primarily due to decreased amortization expense for intangible assets associated with divested business lines as well as fully amortized intangible assets acquired in prior years. The decrease in depreciation and amortization expenses was offset by increased Microsoft reimbursements of $26 million during the year ended December 31, 2010, for which there were no similar reimbursements in 2009.

TAC. TAC decreased $1,133 million and $41 million for the years ended December 31, 2011 and December 31, 2010, respectively, compared to 2010 and 2009, respectively. The decrease year-over-year in both years is primarily due to the change in the recording of TAC in the fourth quarter of 2010 due to the Search Agreement with Microsoft as we no longer incur TAC for transitioned markets. We now receive an 88 percent revenue share in the transitioned markets as Microsoft is the primary obligor to the advertisers. In addition, the decrease in TAC for the year ended December 31, 2011, compared to 2010, was due to the loss of an Affiliate in the Asia Pacific region during late 2010. The decrease for the year ended December 31, 2010, compared to 2009, was offset by increases in TAC due to a new Affiliate in the Asia Pacific segment added in the fourth quarter of 2009 as well as increases in revenue from Affiliate sites.

Facilities and Other Expenses. Facilities and other expenses decreased $117 million year ended December 31, 2011, compared to 2010. Excluding the impact of Microsoft reimbursements, facilities and other expenses decreased $161 million, primarily due to decreases in marketing-related expenses. Marketing-related expenses decreased during the year ended December 31, 2011 compared to 2010 due to the launch of various 2010 marketing campaigns, including our global branding campaign, for which there were no similar campaigns in 2011. The decline in facilities and other expenses was offset by decreased Microsoft reimbursements of $44 million during the year ended December 31, 2011, compared to 2010. The decrease in Microsoft reimbursements for the year ended December 31, 2011 was due to the transition of paid search to Microsoft platforms.

Facilities and other expenses decreased $133 million for the year ended December 31, 2010, compared to 2009. Excluding the impact of Microsoft reimbursements, facilities and other expenses decreased $61 million. The decrease is mainly due to a reduction in restructuring charges of $69 million, a reduction in third-party service-provider expenses of $45 million, and decreases in legal settlements of $21 million, offset by increases in marketing expenses of $33 million. For the year ended December 31, 2010, we recorded total cost reimbursements from Microsoft of $93 million for other costs, for which there were no similar reimbursements in 2009. For the year ended December 31, 2010, the net impact of the reimbursements by Microsoft for our cost of running search and transition costs incurred in 2009 was a reduction in facilities and other expenses of $72 million compared to 2009. Third-party service-provider expenses decreased primarily due to lower advisory and consulting costs. Marketing-related expenses increased during the year ended December 31, 2010 compared to 2009 due to additional 2010 marketing campaigns including our global branding campaign.

We currently expect our operating costs to increase for the first quarter of 2012, compared to the same period of 2011, reflecting our planned reinvestments in the business and the integration of interclick, inc.

Restructuring Charges, Net. For the years ended December 31, 2009, 2010, and 2011, restructuring charges, net was comprised of the following (in thousands):

	Years Ended December 31,
	2009	2010	2011
Employee severance pay and related costs	$48,696	$39,652	$12,965
Non-cancelable lease, contract terminations, and other charges	59,285	19,737	10,251
Other non-cash charges	7,858	2,779	990

Sub-total before accelerations (reversals) of stock-based compensation expense	115,839	62,168	24,206
Accelerations (reversals) of stock-based compensation expense	11,062	(4,211)	214

Restructuring charges, net	$126,901	$57,957	$24,420

Q408 Restructuring Plan. During the fourth quarter of 2008, we implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. We began to consolidate and exit selected facilities beginning in the fourth quarter of 2008 and continued this process through the second quarter of 2010. We vacated and ceased use of the facilities identified under the plan. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. Present value computations use discount rates based on published Treasury risk-free interest rates, adjusted for our credit spread, which is consistent with observable credit spreads of companies with similar credit standing. The cost of exiting and terminating our facility leases was determined by referring to the contractual terms of the agreements, by evaluating the current real estate market conditions, and, where applicable, by referring to amounts in negotiation. Our ability to generate the estimated amounts of sublease income, as well as to terminate lease obligations at the estimated amounts, is dependent upon the commercial real estate market conditions in certain geographies at the time we negotiate the lease termination and sublease arrangements with third parties. These amounts represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The fair value measurement of the liability related to exited facilities involves the use of certain significant unobservable inputs and therefore falls within level 3 of the fair value hierarchy established by accounting guidance (described in Note 8—“Investments” in the Notes to the consolidated financial statements). The remaining lease obligations will be settled over the remaining lease terms which expire through fiscal 2017 and will be adjusted for changes in estimates or the impact of sublease contracts.

During the year ended December 31, 2009, we incurred total pre-tax cash charges for severance, facility, and other restructuring costs of approximately $57 million related to the Q408 restructuring plan, net of reversal for adjustments to original estimates totaling $8 million. In addition to the pre-tax cash charges, we recorded a non-cash charge of approximately $8 million related to the write-off of leasehold improvements furniture and fixtures for exited facilities. Of the $65 million in restructuring charges, net recorded in the year ended December 31, 2009 related to the Q408 restructuring plan, $63 million related to the Americas segment and $2 million related to the EMEA segment. During the year ended December 31, 2010, we incurred total pre-tax cash charges for severance, facility, and other restructuring costs of approximately $19 million related to the Q408 restructuring plan in connection with the continued implementation of these initiatives, net of reversal for adjustments to original estimates totaling $6 million. Of the $19 million in restructuring charges, net recorded in the year ended December 31, 2010 related to the Q408 restructuring plan, $18 million related to the Americas segment and $1 million related to the EMEA segment. During the year ended December 31, 2011, we incurred total pre-tax cash charges for severance, facility, and other restructuring costs of approximately $6 million related to the Q408 restructuring plan, net of reversal for adjustments to original estimates totaling $2 million. Of the $6 million in restructuring charges, net recorded in the year ended December 31, 2011 related to the Q408 restructuring plan, $5 million related to the Americas segment and approximately $1 million related to the EMEA segment. As of December 31, 2011, the aggregate outstanding restructuring liability related to the Q408 restructuring plan was $33 million, most of which relates to the non cancelable lease costs that we expect to pay over the terms of the related obligations, which end by the second quarter of 2017.

Q209 Restructuring Plan. During the second quarter of 2009, we implemented new cost reduction initiatives to further reduce our worldwide workforce by approximately 5 percent. The restructuring plan involved reallocating resources to align with our strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of our business that did not support our strategic priorities. During the year ended December 31, 2009, we incurred total pre-tax cash charges of approximately $35 million in severance and other costs related to the Q209 restructuring plan. The pre-tax charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $27 million in restructuring charges, net recorded in the year ended December 31, 2009 related to the Q209 restructuring plan, $19 million related to the Americas segment, $7 million related to the EMEA segment, and $1 million related to the Asia Pacific segment. During the year ended December 31, 2010, we incurred insignificant charges related to the Q209 restructuring plan. The plan was completed during the fourth quarter of 2010.

Q409 Restructuring Charges. During the fourth quarter of 2009, we decided to close one of our EMEA facilities and began implementation of a workforce realignment at the facility to focus resources on our strategic initiatives. We exited the facility in the third quarter of 2010. During the year ended December 31, 2009, we incurred total pre-tax cash charges of approximately $16 million in severance and other costs related to this realignment. In connection with the strategic realignment efforts, a U.S. executive of one of our acquired businesses departed. We incurred $19 million of non-cash stock-based compensation expense for the acceleration of certain of the executive’s stock-based awards pursuant to the acquisition agreements. Of the $35 million in restructuring charges, recorded in the year ended December 31, 2009, $18 million related to the Americas segment, $16 million related to the EMEA segment, and $1 million related to the Asia Pacific segment. During the year ended December 31, 2010, we incurred total pre-tax cash charges of $2 million in severance, facility and other costs related to the Q409 restructuring charges, entirely related to the EMEA segment. During the year ended December 31, 2011 we recorded a net reversal of approximately $2 million for adjustments to the original estimates in severance and other costs related to the Q409 restructuring charges, entirely related to the EMEA segment. The workforce realignment was completed during the second quarter of 2011.

Q410 Restructuring Plan. During the fourth quarter of 2010, we began implementation of a worldwide workforce reduction to align resources with our product strategy. We incurred total pre-tax cash charges of approximately $41 million in severance and other costs related to this workforce reduction in the fourth quarter of 2010. The pre-tax cash charges were offset by a $4 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $37 million in net restructuring charges recorded in 2010, $21 million related to the Americas segment, $14 million related to the EMEA segment, and $2 million related to the Asia Pacific segment. During the year ended December 31, 2011, we recorded a net reversal of $3 million for adjustments to original estimates in severance and other costs related to the Q410 restructuring plan, the majority of which related to the Americas segment. As of December 31, 2011, the aggregate outstanding restructuring liability related to the Q410 restructuring plan was $4 million which we expect to substantially pay out by the end of the fourth quarter of 2012.

Q111 Restructuring Plan. During the first quarter of 2011, we began implementation of a workforce realignment and consolidation of certain data centers to further reduce our cost structure and improve efficiency. During the year ended December 31, 2011, we incurred total pre-tax cash charges of approximately $13 million in severance and other related costs related to the Q111 restructuring plan, net of reversal for adjustments to original estimates totaling $1 million. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $12 million in net restructuring charges recorded in 2011, $11 million related to the Americas segment, $1 million related to the EMEA segment and insignificant charges related to the Asia Pacific segment. As of December 31, 2011, the aggregate outstanding restructuring liability related to the Q111 restructuring plan was $3 million which we expect to substantially pay out by the end of the fourth quarter of 2012.

Q411 Restructuring Plan. During the fourth quarter of 2011, we implemented a further workforce realignment and consolidation of certain real estate facilities to focus resources as part of our ongoing strategic review. We began to consolidate and exit selected facilities in the fourth quarter of 2011 and expect to continue this process through the second quarter of 2012. During the year ended December 31, 2011, we incurred total pre-tax cash charges of approximately $9 million in severance, facility and other related costs related to the Q411 restructuring plan. In addition to the pre-tax cash charges, we recorded a non-cash charge of approximately $2 million, the majority of which related to non-cash stock-based compensation expense for the acceleration of certain executives’ stock awards. Of the $11 million in net restructuring charges recorded in the fourth quarter of 2011, $9 million related to the Americas segment, $1 million related to the EMEA segment and $1 million related to the Asia Pacific segment. As of December 31, 2011, the aggregate outstanding restructuring liability related to the Q411 restructuring plan was $9 million which we expect to substantially pay out by the end of the fourth quarter of 2012.

In addition to the charges described above, we currently expect to incur future charges of approximately $16 million to $21 million primarily related to non-cancelable operating costs and accretion related to exited facilities identified as part of the Q408 restructuring plan. Of the total future charges, $15 million to $20 million relate to the Americas segment, $1 million relates to the EMEA segment, and no charges relate to the Asia Pacific segment. The future charges are expected to be recorded through 2017. See Note 15—“Restructuring charges, net” in the Notes to the consolidated financial statements for additional information.

Other Income, Net. Other income, net was as follows (in thousands):

	Years Ended December 31,			2009-2010 Dollar Change	2010-2011 Dollar Change
	2009	2010	2011
Interest and investment income	$22,116	$23,062	$18,920	$946	$(4,142)
Gain on sales of marketable equity securities	164,851	—	—	(164,851)	—
Gain on sale of Zimbra, Inc.	—	66,130	—	66,130	(66,130)
Gain on sale of HotJobs	—	186,345	—	186,345	(186,345)
Other	561	22,332	8,255	21,771	(14,077)

Total other income, net	$187,528	$297,869	$27,175	$110,341	$(270,694)

Interest and investment income consists of income earned from cash in bank accounts and investments made in marketable debt securities and money market funds.

In February 2010, we sold Zimbra, Inc., for net proceeds of $100 million and recorded a pre-tax gain of $66 million. In August 2010, we sold HotJobs for net proceeds of $225 million and recorded a pre-tax gain of $186 million. Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, gains/losses from sales or impairments of marketable debt securities and/or investments in privately-held companies, and other non-operating items.

Other income, net may fluctuate in future periods due to changes in our average investment balances, changes in interest and foreign exchange rates, changes in the fair value of foreign currency forward contracts, realized gains and losses on investments, and impairments of investments.

Income Taxes. The provision for income taxes for the year ended December 31, 2011 differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and earnings in equity interests as follows (dollars in thousands):

	Years Ended December 31,
	2009	(1)	2010	(1)	2011	(1)
Income tax at the U.S. federal statutory rate of 35 percent	$200,976	35%	$374,638	35%	$289,630	35%
State income taxes, net of federal benefit	(4,549)	(1)%	54,268	5%	4,627	1%
Change in valuation allowance	13,521	2%	(1,315)	—	(5,975)	(1)%
Stock-based compensation expense	28,322	5%	4,404	—	18,213	2%
Research tax credits	(11,046)	(2)%	(10,345)	(1)%	(10,499)	(1)%
Effect of non-U.S. operations	20,126	4%	(17,344)	(2)%	(42,806)	(5)%
Resolution with tax authorities	—	—	(159,168)	(14)%	(14,685)	(2)%
Tax gain in excess of book gain from sales of Zimbra, Inc. and HotJobs due to basis differences	—	—	23,184	2%	—	—
Tax restructuring	(25,583)	(4)%	(43,361)	(4)%	—	—
Other	(2,446)	(1)%	(3,438)	—	3,262	—

Provision for income taxes	$219,321	38%	$221,523	21%	$241,767	29%

(1)	Percent of income before income taxes and earnings in equity interests.

The 2011 differences above are further explained as follows:

•	State taxes were higher in 2010 due to a reduction of deferred tax assets associated with an effective tax rate reduction in California that started in 2011.

•

Stock-based compensation increases our effective tax rate to the extent that stock-based compensation expense is recorded in our financial statements is non-deductible for tax purposes. This primarily occurs with regard to options granted outside the U.S.

•

Our effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In 2011, we received tax rulings in foreign jurisdictions that provided favorable tax treatments.

•

In 2010, we had a favorable resolution of certain issues in an IRS examination of our 2005 and 2006 U.S. federal income tax returns resulting in a reduction of reserves for tax uncertainties and the availability of capital loss carryforwards to offset the tax on the gain from the sales of Zimbra, Inc. and HotJobs. In 2011, we reached agreements with certain state tax authorities in connection with adjustments to income tax returns for years prior to 2009.

•

During 2010, in connection with tax restructuring activities, we reached a formal agreement with the IRS through a pre-filing agreement to treat certain intercompany bad debts as deductible business expenses on the 2009 federal income tax return.

Our gross amount of unrecognized tax benefits as of December 31, 2011 is $533 million, of which $394 million is recorded on the consolidated balance sheets. The gross unrecognized tax benefits as of December 31, 2011 decreased by $64 million from the recorded balance as of December 31, 2010 due to favorable settlements of tax audits in 2011. Since there can be no assurance as to the outcome of tax audits currently in progress, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease in our unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

During the last quarter of 2011, we commenced discussions with the IRS Appeals Division to settle the contested adjustments for certain intercompany transfer pricing matters from the 2005 and 2006 income tax examination. While no agreement has been reached, the discussions are proceeding. If the matter is resolved on the basis that is currently being discussed with the IRS, then the settlement will not cause us to have tax exposure beyond what has already been provided. In addition, our 2007 and 2008 U.S. income tax returns are still under IRS examination.

As of December 31, 2011, we were also under audit by the California Franchise Tax Board for our 2005 and 2006 tax returns. We believe our existing reserves for all tax matters are adequate.

We are in various stages of examination and appeal in connection with our taxes in foreign jurisdictions, which generally span tax years 2005 through 2010. It is difficult to determine when these examinations will be settled or what their final outcomes will be. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Earnings in Equity Interests. Earnings in equity interests for the year ended December 31, 2011 were approximately $477 million, compared to $396 million and $250 million for 2010 and 2009, respectively. Earnings in equity interests increased during the year ended December 31, 2011 compared to 2010 due primarily to Yahoo Japan and Alibaba Group’s continued improved financial performance and the recognition of a dilution gain of $25 million, net of tax in third quarter of 2011, related to our ownership interest in Alibaba Group offset by $33 million in non-cash losses related to the impairment of assets held by Yahoo Japan. Earnings in equity interests increased during the year ended December 31, 2010 compared to 2009 due primarily to Yahoo Japan’s improved financial performance and the impact of foreign currency exchange rate fluctuations. See Note 4—“Investments in Equity Interests” in the Notes to the consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our consolidated financial statements. Noncontrolling interests were approximately $14 million in 2011, compared to $13 million and $7 million in 2010 and 2009, respectively. Noncontrolling interests recorded in 2011, 2010, and 2009, were mainly related to the Yahoo! 7 venture in Australia.

Business Segment Results

We manage our business geographically. The primary areas of measurement and decision making are the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

Summarized information by segment was as follows (dollars in thousands):

	Years Ended December 31,			2009-2010 % Change	2010-2011 % Change
	2009	2010	2011
Revenue by segment:
Americas	$4,852,331	$4,425,457	$3,302,989	(9)%	(25)%
EMEA	598,300	579,145	629,383	(3)%	9%
Asia Pacific	1,009,684	1,320,049	1,051,827	31%	(20)%

Total revenue	$6,460,315	$6,324,651	$4,984,199	(2)%	(21)%

TAC by segment:
Americas	$1,195,579	$957,607	$160,110	(20)%	(83)%
EMEA	207,844	210,261	221,916	1%	6%
Asia Pacific	374,403	568,554	221,345	52%	(61)%

Total TAC	$1,777,826	$1,736,422	$603,371	(2)%	(65)%

Revenue ex-TAC by segment:
Americas	$3,656,752	$3,467,850	$3,142,879	(5)%	(9)%
EMEA	390,456	368,884	407,467	(6)%	10%
Asia Pacific	635,281	751,495	830,482	18%	11%

Total revenue ex-TAC	$4,682,489	$4,588,229	$4,380,828	(2)%	(5)%

Direct costs by segment(1):
Americas	620,690	568,017	560,016	(8)%	(1)%
EMEA	115,778	118,954	135,266	3%	14%
Asia Pacific	138,739	146,657	194,394	6%	33%
Global operating costs(2)(3)	2,116,747	2,044,246	1,836,569	(3)%	(10)%
Restructuring charges, net	126,901	57,957	24,420	(54)%	(58)%
Depreciation and amortization	738,855	656,396	625,864	(11)%	(5)%
Stock-based compensation expense	438,087	223,478	203,958	(49)%	(9)%

Income from operations	$386,692	$772,524	$800,341	100%	4%

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

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs for the years ended December 31, 2010 and 2011.

Americas. Americas revenue ex-TAC for the year ended December 31, 2011 decreased $325 million, or 9 percent, compared to 2010. Our year-over-year decrease in revenue ex-TAC was primarily due to a decline in search, display, and other revenue. Search revenue ex-TAC decreased due to the revenue share with Microsoft associated with the Search Agreement as well as declines in our Affiliate search revenue as a result of the Microsoft transition. Display revenue ex-TAC decreased due to declines in guaranteed advertising. Other revenue decreased due to changes in certain of our broadband access partnerships, a shift from a fee-paying user structure to other fee structures, and the divestiture of certain business lines during the year ended December 31, 2010. For the year ended December 31, 2011, direct costs attributable to the Americas segment decreased $8 million, or 1 percent, compared to 2010. The decrease is primarily due to lower compensation costs offset slightly by higher content costs.

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

Revenue ex-TAC in the Americas accounted for approximately 72 percent of total revenue ex-TAC for the year ended December 31, 2011, compared to 76 percent and 78 percent in 2010 and 2009, respectively.

EMEA. EMEA revenue ex-TAC for the year ended December 31, 2011 increased $39 million, or 10 percent, compared to 2010. Our year-over-year increase in revenue ex-TAC was primarily driven by increases in our display advertising business and the favorable effects of foreign currency exchange rate fluctuations. For the year ended December 31, 2011, direct costs attributable to the EMEA segment increased $16 million, or 14 percent, compared to 2010. The increase is primarily due to higher compensation costs driven by higher headcount and an increase in content costs.

EMEA revenue ex-TAC for the year ended December 31, 2010 decreased $22 million, or 6 percent, compared to 2009. Our year-over-year decrease in revenue ex-TAC was a result of a decline in our search advertising business and our fee-based services, partially offset by an increase in our display advertising business. Search revenue ex-TAC decreased primarily due to traffic quality initiatives. The decrease in fees revenue is primarily attributed to changes in certain broadband access partnerships. For the year ended December 31, 2010, direct costs attributable to the EMEA segment increased $3 million, or 3 percent, compared to 2009. The increase is primarily driven by an increase in content costs, offset by decreases in marketing expenses.

Revenue ex-TAC in EMEA accounted for approximately 9 percent of total revenue ex-TAC for the year ended December 31, 2011, compared to 8 percent for both 2010 and 2009, respectively.

Asia Pacific. Asia Pacific revenue ex-TAC for the year ended December 31, 2011 increased $79 million, or 11 percent, compared to 2010. The increase in Asia Pacific revenue ex-TAC were primarily driven by an increase in our display advertising business, fee-based services and the favorable effects of foreign currency exchange rate fluctuations. For the year ended December 31, 2011, direct costs attributable to the Asia Pacific segment increased $48 million, or 33 percent, compared to 2010. The increase is primarily due to higher compensation costs driven by higher headcount and an increase in other cost of revenue.

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

Revenue ex-TAC in Asia Pacific accounted for approximately 19 percent of total revenue ex-TAC for the year ended December 31, 2011, compared to 16 percent and 14 percent in 2010 and 2009, respectively.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the year ended December 31, 2010, revenue ex-TAC for the Americas segment for the year ended December 31, 2011 would have been lower than we reported by $6 million, revenue ex-TAC for the EMEA segment would have been lower than we reported by $16 million, and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $59 million. Using the foreign currency exchange rates from the year ended December 31, 2010, direct costs for the Americas segment for the year ended December 31, 2011 would have been lower than we reported by $2 million, direct costs for the EMEA segment would have been lower than we reported by $5 million, and direct costs for the Asia Pacific segment would have been lower than we reported by $15 million.

Transactions

Significant acquisitions, strategic investments, dispositions, and other transactions completed in the last three years include the following:

•	May 2009—Sold our Gmarket shares for net proceeds of $120 million.

•	July 2009—Entered into a binding letter agreement with Microsoft to negotiate and execute a Search and Advertising Services and Sales Agreement and a License Agreement.

•	September 2009—Sold our direct investment in Alibaba.com for net proceeds of $145 million.

•	November 2009—Acquired Maktoob, a leading online portal in the Middle East, for a total purchase price of $164 million.

•

December 2009—Entered into the Search Agreement and a License Agreement with Microsoft which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites and for Yahoo! to be the exclusive worldwide relationship sales force for Yahoo!’s and Microsoft’s premium search advertisers.

•	February 2010—The Search Agreement became effective and we sold Zimbra, Inc. for net proceeds of $100 million.

•	August 2010—Sold HotJobs for net proceeds of $225 million.

•

December 2011—Acquired interclick, inc., a technology that enables Yahoo! to upgrade our data targeting capabilities and optimization technologies. We also acquired a team that has expertise in selling audiences against premium content. Total purchase price was $259 million.

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

Liquidity and Capital Resources

As of and for each of the three years ended December 31, 2011 (dollars in thousands):

	2009	2010	2011
Cash and cash equivalents	$1,275,430	$1,526,427	$1,562,390
Short-term marketable debt securities	2,015,655	1,357,661	493,189
Long-term marketable debt securities	1,226,919	744,594	474,338

Total cash, cash equivalents, and marketable debt securities	$4,518,004	$3,628,682	$2,529,917

Percentage of total assets	30%	24%	17%

Cash Flow Highlights	2009	2010	2011
Net cash provided by operating activities	$1,310,346	$1,240,190	$1,323,806
Net cash (used in) provided by investing activities	$(2,419,238)	$509,915	$202,362
Net cash provided by (used in) financing activities	$34,597	$(1,501,706)	$(1,455,958)

Our operating activities for each year in the three years ended December 31, 2011 have generated adequate cash to meet our operating needs. As of December 31, 2011, we had cash, cash equivalents, and marketable debt securities totaling $2.5 billion, compared to $3.6 billion as of December 31, 2010. The decrease is mainly due to share repurchases we made during 2011. During the year ended December 31, 2011, we repurchased 110 million shares for $1,619 million.

During the year ended December 31, 2011, we generated $1,324 million of cash from operating activities, net proceeds from sales and maturities of marketable debt securities of $1,117 million, and $156 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $593 million in capital expenditures, a net $324 million for acquisitions, $1,619 million used in the direct repurchase of common stock, and $45 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

During the year ended December 31, 2010, we generated $1,240 million of cash from operating activities, net proceeds from sales and maturities of marketable debt securities of $1,097 million, proceeds from the sales of divested businesses of $325 million, and $167 million from the issuance of common stock as a result of the exercise of employee stock options and employee stock purchases. This was offset by a net $714 million in capital expenditures, a net $157 million for acquisitions, $1,749 million used in the direct repurchase of common stock, and $49 million in tax withholding payments related to net share settlements of restricted stock units.

We have accrued U.S. federal income taxes on the earnings of our foreign subsidiaries except to the extent the earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2011, approximately $3.2 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the U.S. Our foreign subsidiaries held $1.2 billion of our total $2.5 billion of cash, cash equivalents and marketable debt securities as of December 31, 2011. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds for use in our U.S. operations.

We invest excess cash predominantly in marketable debt securities, money market funds, and time deposits that are liquid, highly rated, and the majority of which have effective maturities of less than one year. Our marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The fair value for securities is determined based on quoted market prices of the historical underlying security or from readily available pricing sources for the identical underlying securities that may not be actively traded as of the valuation date. As of December 31, 2011, certain of our marketable debt securities had a fair value below cost due primarily to the changes in market rates of interest and yields on these securities. We evaluate these investments periodically for possible other-than-temporary impairment. We have no current requirement or intent to sell these securities. We expect to recover up to (or beyond) the initial cost of the investment. We monitor our exposure to European markets, and as of December 31, 2011 we do not have any material direct exposure to European sovereign debt securities. We invest a portion of excess operating cash in money market funds denominated in Euros and British pounds, and through some of these funds we may have immaterial indirect exposure to high-credit quality European sovereign debt securities.

We expect to continue to generate positive cash flow from operations in 2012. We use cash generated by operations as our primary source of liquidity because we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional equity, or debt securities, or obtain credit facilities to further enhance our liquidity position, and the sale of additional equity securities could result in dilution to our stockholders.

See Note 8—“Investments” in the Notes to the consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, dividends received from equity investees, and non-operating gains from sales of investments, assets and other. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was higher than net income in the year ended December 31, 2011 mainly due to non-cash items included in net income. Cash provided by operating activities was slightly lower than net income in the year ended December 31, 2010 due to non-cash items included in net income and changes in working capital, including lower collections on accounts receivable, higher tax payments made, and Microsoft reimbursements not yet received as cash.

Cash used in investing activities is primarily attributable to capital expenditures, purchases, sales and maturities of marketable debt securities, purchases of intangible assets, as well as acquisitions including our strategic investments. Our capital expenditures totaled $434 million in 2009, $714 million in 2010, and $593 million in 2011. Our capital expenditures have been primarily used for purchases and internal development of software to support our offerings and our increased number of users as well as the build out of our owned and operated data centers. We invested a net $324 million in acquisitions in 2011, compared to $157 million and $195 million in 2010 and 2009, respectively. Acquisition investments in 2011 included the cash outlay for our acquisition of interclick, inc. In 2011 and 2010, we received net proceeds from sales, maturities, and purchases of marketable debt securities of $1,117 million and $1,097 million, respectively. In 2009, we utilized $2,027 million for net purchases of marketable debt securities. In 2010, we received net proceeds from the sales of divested businesses of $325 million and in 2009 we received proceeds of $265 million from the sales of marketable equity securities for which there were no similar transactions in 2011.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises and employee stock purchases. Our cash proceeds from employee option exercises and employee stock purchases were $156 million in 2011, compared to $167 million and $113 million in 2010 and 2009, respectively.

During the year ended December 31, 2011, we used $1,619 million in the direct repurchase of 110 million shares of common stock at an average price of $14.75 per share and $45 million for tax withholding payments related to net share settlements of restricted stock units. During the year ended December 31, 2010, we used $1,749 million in the direct repurchase of 119 million shares of common stock at an average price of $14.68 per share and

$49 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock. During the year ended December 31, 2009, we used $113 million in the direct repurchase of 7 million shares of common stock at an average price of $15.31 per share and $73 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

In 2011, 2010, and 2009, $71 million, $131 million, and $108 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. We have accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows. See Note 11—“Employee Benefits” in the Notes to the consolidated financial statements for additional information.

Stock repurchases

On June 24, 2010, our Board of Directors approved a stock repurchase program, which expires in June 2013, pursuant to which we are authorized to repurchase up to $3 billion of our outstanding shares of common stock from time to time. The repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

During the year ended December 31, 2011, 110 million shares were repurchased under the June 2010 program for a total of $1,619 million at an average price of $14.75 per share. As of December 31, 2011, the June 2010 program had remaining authorized purchase capacity of $605 million.

During the year ended December 31, 2011, we repurchased and retired 82 million shares, resulting in reductions of $82 thousand in common stock, $643 million in additional paid-in capital, and $559 million in retained earnings. Treasury stock is accounted for under the cost method.

Capital expenditures

Capital expenditures are generally comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $593 million in 2011, compared to $714 million in 2010 and $434 million in 2009. Our capital expenditures in 2012 are expected to be flat to down compared to 2011.

Contractual obligations and commitments

The following table presents certain payments due under contractual obligations with minimum firm commitments as of December 31, 2011 (in millions):

	Payments Due by Period
	Total	Due in 2012	Due in 2013-2014	Due in 2015-2016	Thereafter
Operating lease obligations(1)	$581	$158	$235	$122	$66
Capital lease obligation(2)	64	9	16	16	23
Affiliate commitments(3)	166	91	75	—	—
Non-cancelable obligations(4)	228	110	86	12	20
Uncertain tax positions, including interest and penalties(5)	408	—	—	—	408

Total contractual obligations	$1,447	$368	$412	$150	$517

(1)

We have entered into various non-cancelable operating lease agreements for our offices throughout the Americas, EMEA, and Asia Pacific regions with original lease periods up to 13 years, expiring between 2011 and 2022. See Note 12—“Commitments and Contingencies” in the Notes to the consolidated financial statements for additional information.

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

(5)

As of December 31, 2011, unrecognized tax benefits and potential interest and penalties resulted in accrued liabilities of $408 million, classified as deferred and other long-term tax liabilities, net on our consolidated balance sheets. As of December 31, 2011, the settlement period for the $408 million long-term income tax liabilities cannot be determined; however, the liabilities are not expected to result in cash payments or become due within the next twelve months.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $34 million through 2023.

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

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of December 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

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

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board, and the Audit Committee has reviewed the disclosure below. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Revenue Recognition. Our revenue is generated from display, search, and other. Display revenue is generated from the display of graphical advertisements and search revenue is generated from the display of text-based links to an advertiser’s Website and from revenue sharing arrangements with partners for search technology and services. Other revenue consists of listings-based services revenue, transaction revenue, and fees revenue. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we enter into certain sales transactions that involve multiple elements (arrangements with more than one deliverable). We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: (1) whether an arrangement exists; (2) whether fees are fixed or determinable; (3) how the arrangement consideration should be allocated among potential multiple elements; (4) establishing selling prices for deliverables considering multiple factors; (5) when to recognize revenue on the deliverables; (6) whether all elements of the arrangement have been delivered; (7) whether the arrangement should be reported gross as a principal versus net as an agent; (8) whether we receive a separately identifiable benefit from the purchase arrangements with certain customers for which we can reasonably estimate fair value; and (9) whether the consideration received from a vendor should be characterized as revenue or a reimbursement of costs incurred. In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.

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

Our reporting units are based on geography, either at the operating segment level or one level below operating segments. The fair values of our reporting units are estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of our fair value in an orderly transaction between market participants and is consistent with the methodology used for the goodwill impairment test in prior years. In addition, we ensure that the fair values estimated under these two approaches are comparable with each other. Under the market approach, we utilize publicly-traded comparable company information to determine revenue and earnings multiples that are used to value our reporting units adjusted for an estimated control premium. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, reflecting the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including selection of market comparables, estimated future cash flows, and discount rates. These components are discussed below:

•	Market comparables

We select comparable companies in the specific regions in which our reporting units operate based on similarity of type of business, primarily those involved in online advertising, relative size, financial profile, and other characteristics of those companies compared to our reporting units. Trailing and forward revenue and earnings multiples derived from these comparable companies are applied to financial metrics of each reporting unit to determine their estimated fair values, adjusted for an estimated control premium.

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

We employ a Weighted Average Cost of Capital (“WACC”) approach to determine the discount rates used in our cash flow projections. The determination of the discount rates for each reporting unit includes factors such as the risk-free rate of return and the return an outside investor would expect to earn based on the overall level of inherent risk. The determination of expected returns includes consideration of the beta (a measure of risk) of traded securities of comparable companies and risk premiums of reporting units based on international cost of capital methods.

The sum of the fair values of our reporting units is reconciled to our market capitalization after considering an estimated control premium.

We conducted our annual goodwill impairment test as of October 31, 2011 and determined that the fair values of our reporting units exceeded their carrying values and therefore goodwill in those reporting units was not impaired.

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

Therefore, expected volatility for the year ended December 31, 2011 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate this forfeiture rate based on historical experience of our stock-based awards that are granted and cancelled before vesting. If our actual forfeiture rate is materially different from our original estimates, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. In addition, because many of our stock-based awards have vesting schedules of two or three years cliff vests, a significant change in our actual or expected forfeiture experience will result in the adjustment of stock-based compensation which was recorded in prior years for all unvested awards. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the consolidated financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the consolidated financial statements. See Note 11—“Employee Benefits” in the Notes to the consolidated financial statements for additional information.

Recent Accounting Pronouncements

See Note 1—“The Company and Summary of Significant Accounting Policies” in the Notes to the consolidated financial statements, which is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates and changes in the market values of our investments.

Interest Rate Exposure. Our exposure to market risk for changes in interest rates relates primarily to our cash and marketable debt securities portfolio. We invest excess cash in money market funds, time deposits, and liquid debt instruments of the U.S. and foreign governments and their agencies, U.S. municipalities, and high-credit corporate issuers which are classified as marketable debt securities and cash equivalents.

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2011 and 2010, we had investments in short-term marketable debt securities of approximately $493 million and $1.4 billion, respectively. Such investments had a weighted-average yield of less than 1 percent for both periods. As of December 31, 2011 and 2010, we had investments in long-term marketable debt securities of approximately $474 million and $745 million, respectively. Such investments had a weighted average yield of less than 1 percent for 2011 and approximately 1 percent for 2010. A hypothetical 100 basis point increase in interest rates would result in a $7 million and $14 million decrease in the fair value of our available-for-sale debt securities as of December 31, 2011 and 2010, respectively.

Foreign Currency Exposure. Our foreign currency exposure continues to increase as we grow internationally. The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flows and results of operations.

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Our objective is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated financial position, cash flows and results of operations. We may enter into derivative instruments, such as foreign currency forward contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the forward contracts may not offset any or more than a portion of the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings. Transaction gains and losses on these foreign exchange contracts are recognized each period in other income, net included on the consolidated statements of income. During the years ended December 31, 2011, 2010, and 2009, we recorded net realized and unrealized foreign currency transaction gains of $9 million and $13 million, and a transaction loss of $1 million, respectively. As of December 31, 2011, we had an outstanding forward contract with a notional value equivalent of approximately $92 million, which will mature on April 30, 2012.

Translation Exposure

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

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates from the year ended December 31, 2010, revenue ex-TAC for the Americas segment for the year ended December 31, 2011 would have been lower than we reported by $6 million, revenue ex-TAC for the EMEA segment would have been lower than we reported by $16 million, and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $59 million. Using the foreign currency exchange rates from the year ended December 31, 2010, direct costs for the Americas segment for the year ended December 31, 2011 would have been lower than we reported by $2 million, direct costs for the EMEA segment would have been lower than we reported by $5 million, and direct costs for the Asia Pacific segment would have been lower than we reported by $15 million.

Investment Exposure. We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities and equity instruments of public and private companies.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of December 31, 2011 and 2010, net unrealized gains and losses on these investments were not material.

We invest in equity instruments of public companies for business and strategic purposes and have classified these securities as available-for-sale or investment in equity interests. These investments may be subject to significant fluctuations in fair value due to the volatility of the stock market and the industries in which these companies participate. Our investments in available-for-sale equity securities were immaterial as of December 31, 2011 and 2010, respectively. Our realized gains and losses from the sale of available-for-sale equity securities were not material in 2011 and 2010, respectively.

Item 8.	Financial Statements and Supplementary Data

Page
Index to Consolidated Financial Statements

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	64
Consolidated Statements of Income for each of the three years in the period ended December 31, 2011	65
Consolidated Balance Sheets as of December 31, 2010 and 2011	66
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011	67
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2011	68
Notes to Consolidated Financial Statements	70

Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2011	114
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2011	115

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Yahoo! Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Yahoo! Inc. and its subsidiaries at December 31, 2010 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 29, 2012

Yahoo! Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2009	2010	2011
	(In thousands, except per share amounts)
Revenue	$6,460,315	$6,324,651	$4,984,199
Cost of revenue	2,871,746	2,627,545	1,502,650

Gross profit	3,588,569	3,697,106	3,481,549

Operating expenses:
Sales and marketing	1,245,350	1,264,491	1,122,302
Product development	1,210,168	1,082,176	1,005,090
General and administrative	580,352	488,332	495,804
Amortization of intangibles	39,106	31,626	33,592
Restructuring charges, net	126,901	57,957	24,420

Total operating expenses	3,201,877	2,924,582	2,681,208

Income from operations	386,692	772,524	800,341
Other income, net	187,528	297,869	27,175

Income before income taxes and earnings in equity interests	574,220	1,070,393	827,516
Provision for income taxes	(219,321)	(221,523)	(241,767)
Earnings in equity interests	250,390	395,758	476,920

Net income	605,289	1,244,628	1,062,669
Less: Net income attributable to noncontrolling interests	(7,297)	(12,965)	(13,842)

Net income attributable to Yahoo! Inc.	$597,992	$1,231,663	$1,048,827

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.43	$0.91	$0.82

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.42	$0.90	$0.82

Shares used in per share calculation—basic	1,397,652	1,354,118	1,274,240

Shares used in per share calculation—diluted	1,415,658	1,364,612	1,282,282

Stock-based compensation expense by function:
Cost of revenue	$10,759	$3,275	$3,489
Sales and marketing	141,537	71,154	65,120
Product development	205,971	106,665	89,587
General and administrative	79,820	42,384	45,762
Restructuring expense accelerations (reversals), net	11,062	(4,211)	214

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Balance Sheets

	December 31,
	2010	2011
	(In thousands, except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,526,427	$1,562,390
Short-term marketable debt securities	1,357,661	493,189
Accounts receivable, net of allowance of $22,975 and $30,142 as of December 31, 2010 and 2011, respectively	1,028,900	1,037,474
Prepaid expenses and other current assets	432,560	359,483

Total current assets	4,345,548	3,452,536
Long-term marketable debt securities	744,594	474,338
Property and equipment, net	1,653,422	1,730,888
Goodwill	3,681,645	3,900,752
Intangible assets, net	255,870	254,600
Other long-term assets	235,136	220,628
Investments in equity interests	4,011,889	4,749,044

Total assets	$14,928,104	$14,782,786

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$162,424	$166,595
Accrued expenses and other current liabilities	1,208,792	846,044
Deferred revenue	254,656	194,722

Total current liabilities	1,625,872	1,207,361
Long-term deferred revenue	56,365	43,639
Capital lease and other long-term liabilities	142,799	134,905
Deferred and other long-term tax liabilities, net	506,658	815,534

Total liabilities	2,331,694	2,201,439
Commitments and contingencies (Note 12)	—	—
Yahoo! Inc. stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,308,836 shares issued and 1,308,836 shares outstanding as of December 31, 2010 and 1,217,481 shares issued and 1,190,006 shares outstanding as of December 31, 2011	1,306	1,242
Additional paid-in capital	10,109,913	9,825,899
Treasury stock at cost, zero shares as of December 31, 2010 and 27,475 shares as of December 31, 2011	—	(416,237)
Retained earnings	1,942,656	2,432,294
Accumulated other comprehensive income	504,254	697,869

Total Yahoo! Inc. stockholders’ equity	12,558,129	12,541,067
Noncontrolling interests	38,281	40,280

Total equity	12,596,410	12,581,347

Total liabilities and equity	$14,928,104	$14,782,786

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2010	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$605,289	$1,244,628	$1,062,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	554,546	555,216	530,516
Amortization of intangible assets	184,309	127,293	117,723
Stock-based compensation expense, net	449,149	219,267	204,172
Non-cash restructuring charges	7,301	2,813	990
Tax benefits from stock-based awards	6,860	43,119	33,497
Excess tax benefits from stock-based awards	(108,487)	(131,061)	(70,680)
Deferred income taxes	(90,562)	112,582	70,392
Earnings in equity interests	(250,390)	(395,758)	(476,920)
Dividends received from equity investees	27,628	60,918	75,391
(Gain) loss from sales of investments, assets, and other, net	(160,634)	(222,347)	4,405
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	81,959	(31,419)	38,100
Prepaid expenses and other	21,585	(168,183)	97,849
Accounts payable	(19,684)	23,593	(316)
Accrued expenses and other liabilities	106,096	(74,505)	(290,070)
Deferred revenue	(104,619)	(125,966)	(73,912)

Net cash provided by operating activities	1,310,346	1,240,190	1,323,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(433,795)	(714,078)	(593,294)
Purchases of marketable debt securities	(5,048,462)	(2,502,652)	(1,708,530)
Proceeds from sales of marketable debt securities	136,538	1,525,330	1,508,948
Proceeds from maturities of marketable debt securities	2,884,926	2,074,592	1,316,197
Proceeds from sales of marketable equity securities	265,194	—	—
Acquisitions, net of cash acquired	(195,106)	(157,442)	(323,830)
Purchases of intangible assets	(32,185)	(21,443)	(11,819)
Proceeds from sales of divested businesses	—	325,000	—
Proceeds from the sale of investments	—	—	21,271
Other investing activities, net	3,652	(19,392)	(6,581)

Net cash (used in) provided by investing activities	(2,419,238)	509,915	202,362

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	112,673	167,388	156,226
Repurchases of common stock	(113,444)	(1,749,311)	(1,618,741)
Excess tax benefits from stock-based awards	108,487	131,061	70,680
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(73,119)	(48,700)	(44,761)
Other financing activities, net	—	(2,144)	(19,362)

Net cash provided by (used in) financing activities	34,597	(1,501,706)	(1,455,958)

Effect of exchange rate changes on cash and cash equivalents	57,429	2,598	(34,247)
Net change in cash and cash equivalents	(1,016,866)	250,997	35,963
Cash and cash equivalents at beginning of year	2,292,296	1,275,430	1,526,427

Cash and cash equivalents at end of year	$1,275,430	$1,526,427	$1,562,390

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
	2009	2010	2011
	(In thousands)
Common stock
Balance, beginning of year	$1,595	$1,410	$1,306
Common stock issued (retired), net	(185)	(104)	(64)

Balance, end of year	1,410	1,306	1,242

Additional paid-in capital
Balance, beginning of year	11,643,635	10,640,367	10,109,913
Common stock and stock-based awards issued	112,654	167,368	156,211
Stock-based compensation expense	463,469	235,558	226,270
Tax benefits from stock-based awards	6,860	43,119	33,497
Tax withholdings related to net share settlements of restricted stock units	(68,344)	(48,600)	(44,593)
Retirement of treasury stock	(1,516,895)	(977,970)	(643,401)
Other	(1,012)	50,071	(11,998)

Balance, end of year	10,640,367	10,109,913	9,825,899

Treasury stock
Balance, beginning of year	(5,267,484)	(117,331)	—
Repurchases of common stock	(113,444)	(1,749,311)	(1,618,741)
Tax withholdings related to net share settlements of restricted stock awards	(4,780)	(100)	(168)
Retirement of treasury stock	5,268,377	1,866,742	1,202,672

Balance, end of year	(117,331)	—	(416,237)

Retained earnings
Balance, beginning of year	4,752,920	1,599,638	1,942,656
Net income attributable to Yahoo! Inc.	597,992	1,231,663	1,048,827
Retirement of treasury stock	(3,751,274)	(888,645)	(559,189)

Balance, end of year	1,599,638	1,942,656	2,432,294

Accumulated other comprehensive income
Balance, beginning of year	120,276	369,236	504,254
Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(1,936)	3,813	(16,272)
Foreign currency translation adjustment, net of tax	250,896	131,205	209,887

Balance, end of year	369,236	504,254	697,869

Total Yahoo! Inc. stockholders’ equity	$12,493,320	$12,558,129	$12,541,067

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Consolidated Statements of Stockholders’ Equity—(Continued)

	Years Ended December 31,
	2009	2010	2011
	(In thousands)
Comprehensive income
Net income	$605,289	$1,244,628	$1,062,669
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities, net of taxes of $10,276, $(1,214), and $8,518 for 2009, 2010, and 2011, respectively	(9,652)	3,987	(17,244)
Reclassification adjustment for realized gains (losses) included in net income, net of taxes of $(10,060), $116, and $(648) for 2009, 2010, and 2011, respectively	7,716	(174)	972

Net change in unrealized (losses) gains on available-for-sale securities, net of tax	(1,936)	3,813	(16,272)
Foreign currency translation adjustment, net of tax	250,896	131,205	209,887

Other comprehensive income	248,960	135,018	193,615

Comprehensive income	854,249	1,379,646	1,256,284
Less: Comprehensive income attributable to noncontrolling interests	(7,297)	(12,965)	(13,842)

Comprehensive income attributable to Yahoo! Inc.	$846,952	$1,366,681	$1,242,442

	Number of Outstanding Shares
	(In thousands)
Common stock
Balance, beginning of year	1,391,560	1,406,075	1,308,836
Common stock and restricted stock issued	22,227	21,946	18,371
Repurchases of common stock	(7,409)	(119,179)	(109,716)
Tax withholdings related to net share settlements of restricted stock awards	(303)	(6)	(10)

Balance, end of year	1,406,075	1,308,836	1,217,481

The accompanying notes are an integral part of these consolidated financial statements.

Yahoo! Inc.

Notes to Consolidated Financial Statements

Note 1    THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is a premier digital media company. Through its proprietary technology and insights, Yahoo! delivers personalized digital content and experiences, across devices and around the globe, to vast audiences. The Company provides engaging and innovative canvases for advertisers to connect with their target audiences using its unique blend of Science + Art + Scale. The Company provides online properties and services (“Yahoo! Properties”) to users as well as a range of marketing services designed to reach and connect with those users on Yahoo! and through a distribution network of third-party entities (“Affiliates”). These Affiliates integrate the Company’s advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

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

Revenue Recognition. In October 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standard for multiple deliverable revenue arrangements, which provided updated guidance on whether multiple deliverables exist, how deliverables in an arrangement should be separated, and how consideration should be allocated. This standard eliminates the use of the residual method and requires arrangement consideration to be allocated based on the relative selling price for each deliverable. The selling price for each arrangement deliverable can be established based on vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) if VSOE is not available. The new standard provides additional flexibility to utilize an estimate of selling price (“ESP”) if neither VSOE nor TPE is available.

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

From time-to-time, the Company may offer customized display advertising solutions to advertisers. These customized display advertising solutions combine the Company’s standard display advertising with customized content, customer insights, and campaign analysis. Due to the unique nature of these products, the Company may not be able to establish selling prices based on historical stand-alone sales or third-party evidence; therefore, the Company may use its best estimate to establish selling prices. The Company establishes best estimates within a range of selling prices considering multiple factors including, but not limited to, class of advertiser, size of transaction, seasonality, margin objectives, observed pricing trends, available online inventory, industry pricing strategies, and market conditions. The Company believes the use of the best estimates of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction.

The Company recognizes revenue from search advertising on Yahoo! Properties and Affiliate sites. Search revenue is recognized based on “click-throughs.” A “click-through” occurs when a user clicks on an advertiser’s search result listing. The Company has entered into a Search and Advertising Services and Sales Agreement (the “Search Agreement”) with Microsoft, which provides for Microsoft to be the exclusive algorithmic and paid search services provider on Yahoo! Properties and non-exclusive provider of such services on Affiliate sites. In the transitioned markets, the Company reports as revenue the 88 percent share of revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, as the Company is not the primary obligor in the arrangement with the advertisers. See Note 16—“Search Agreement with Microsoft Corporation” for a description of the Search Agreement with Microsoft.

In the non-transitioned markets, the Company pays Affiliates TAC for the revenue generated from the search advertisements on the Affiliates’ Websites. The revenue derived from these arrangements is reported gross of the TAC paid to Affiliates, as the Company continues to be the primary obligor to the advertisers. The Company also generates search revenue from a revenue sharing arrangement with Yahoo Japan for search technology and services and records the related revenue as it is earned.

Other revenue includes listings-based services revenue, transaction revenue, and fees revenue. Listings-based services revenue is generated from a variety of consumer and business listings-based services, including classified advertising such as Yahoo! Autos and other services. The Company recognizes listings-based services revenue when the services are performed. Transaction revenue is generated from facilitating commercial transactions through Yahoo! Properties, principally from Yahoo! Small Business, Yahoo! Travel, and Yahoo! Shopping. The Company recognizes transaction revenue when there is evidence that qualifying transactions have occurred (for example, when travel arrangements are booked through Yahoo! Travel). Fees revenue consists of revenue generated from a variety of consumer and business fee-based services, including Internet broadband services, royalties received from joint venture partners, primarily for the use of Yahoo!’s brand, and premium mail, as well as services for small businesses. The Company recognizes fees revenue when the services are performed.

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

Advertising Costs. Advertising production costs are recorded as expense the first time an advertisement appears. Costs of communicating advertising are recorded as expense as advertising space or airtime is used. All other advertising costs are expensed as incurred. Advertising expense totaled approximately $197 million, $237 million, and $148 million for 2009, 2010, and 2011, respectively.

Stock-Based Compensation Expense. The Company recognizes stock-based compensation expense net of an estimated forfeiture rate and therefore only recognizes compensation costs for those shares expected to vest over the service period of the award. Stock-based awards are valued based on the grant date fair value of these awards; the Company records stock-based compensation expense on a straight-line basis over the requisite service period, generally one to four years.

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock options, stock price volatility, and the pre-vesting forfeiture rate of stock awards. The Company estimates the expected life of options granted based on historical exercise patterns, which the Company believes are representative of future behavior. The Company estimates the volatility of its common stock on the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. The Company believes that implied volatility calculated based on actively traded options on its common stock is a better indicator of expected volatility and future stock price trends than historical volatility. The assumptions used in calculating the fair value of stock-based awards represent the Company’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting award forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognizes expense for those shares expected to vest. The Company estimates the forfeiture rate based on historical experience of the Company’s stock-based awards that are granted and cancelled before vesting. If the Company’s actual forfeiture rate is materially different from the Company’s original estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the effect of adjusting the forfeiture rate for all current and previously recognized expense for unvested awards is recognized in the period the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, then an adjustment will be made to increase the estimated forfeiture rate, which will result in a decrease to the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, then an adjustment will be made to lower the estimated forfeiture rate, which will result in an increase to the expense recognized in the financial statements. See Note 11—“Employee Benefits” for additional information.

The Company uses the “with and without” approach in determining the order in which tax attributes are utilized. As a result, the Company only recognizes a tax benefit from stock-based awards in additional paid-in capital if an incremental tax benefit is realized after all other tax attributes currently available to the Company have been utilized. When tax deductions from stock-based awards are less than the cumulative book compensation expense, the tax effect of the resulting difference (“shortfall”) is charged first to additional paid-in capital to the extent of the Company’s pool of windfall tax benefits with any remainder recognized in income tax expense. The Company has determined that it has a sufficient windfall pool available through the end of 2011. In addition, the Company accounts for the indirect effects of stock-based awards on other tax attributes, such as the research tax credit, through the statement of income.

Operating and Capital Leases. The Company leases office space and data centers under operating leases and certain data center equipment under a capital lease agreement with original lease periods up to 13 years. Assets acquired under capital leases are amortized over the shorter of the remaining lease term or its estimated useful life which is generally 10 to 15 years. Certain of the lease agreements contain rent holidays and rent escalation provisions. For purposes of recognizing these lease incentives on a straight-line basis over the term of the lease, the Company uses the date of initial possession to begin amortization. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the period of straight-line recognition. For each of the years ended December 31, 2009, 2010 and 2011, the Company expensed $5 million of interest, which approximates the cash payments made for interest. As of December 31, 2010 and 2011, the Company had net lease commitments included in capital lease and other long-term liabilities in the consolidated balance sheets of $40 million and $41 million, respectively.

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

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining its provision for income taxes. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite its belief that its tax return positions are in accordance with applicable tax laws. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit, new tax legislation, or the change of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. Income taxes paid were $114 million, $232 million, and $96 million in the years ended December 31, 2009, 2010, and 2011, respectively. Interest paid was not material in any of the years presented. See Note 9—“Income Taxes” for additional information.

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

The Company’s marketable debt and equity securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income (loss). Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are reported in other income, net. The Company evaluates the investments periodically for possible other-than-temporary impairment. A decline of fair value below amortized costs of debt securities is considered an other-than-temporary impairment if the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis. In those instances, an impairment charge equal to the difference between the fair value and the amortized cost basis is recognized in earnings. Regardless of the Company’s intent or requirement to sell a debt security, an impairment is considered other-than-temporary if the Company does not expect to recover the entire amortized cost basis; in those instances, a credit loss equal to the difference between the present value of the cash flows expected to be collected based on credit risk and the amortized cost basis of the debt security is recognized in earnings. The Company has no current requirement or intent to sell its debt securities as of December 31, 2011. The Company expects to recover up to (or beyond) the initial cost of investment for securities held. When assessing other-than-temporary impairment of equity securities, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to hold the investment for a period of time which may be sufficient for an anticipated recovery in market value, and whether its cash flow needs may require the Company to sell the investment. If appropriate, the Company records impairment charges equal to the amount that the carrying value of an equity security exceeds the estimated fair value of such security as of the evaluation date. In computing realized gains and losses on available-for-sale securities, the Company determines cost based on amounts paid, including direct costs such as commissions to acquire the security, using the specific identification method. During the year ended December 31, 2009, the Company recognized a gain of $42 million, net of tax, in connection with the sale of its investment in Gmarket. During the years ended December 31, 2010 and 2011, gross realized gains and losses on available-for-sale debt and equity securities were not material.

Concentration of Risk. Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, marketable debt securities, accounts receivable, and derivative financial instruments. The primary focus of the Company’s investment strategy is to preserve capital and meet liquidity requirements. A large portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy. The Company’s investment policy addresses the level of credit exposure by limiting the concentration in any one corporate issuer or sector and establishing a minimum allowable credit rating. To manage the risk exposure, the Company maintains its portfolio of cash and cash equivalents and short-term and long-term investments in a variety of fixed income securities, including U.S. and foreign government, agency, municipal and highly rated corporate debt obligations and money market funds. Accounts receivable are typically unsecured and are derived from revenue earned from customers. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses. Historically, such losses have been within management’s expectations. As of December 31, 2010 and 2011, no one customer accounted for 10 percent or more of the accounts receivable balance and no one customer accounted for 10 percent or more of the Company’s revenue for 2009, 2010, or 2011. Revenue under the Search Agreement represented more than 10 percent of the Company’s revenue during 2011.

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

Internal Use Software and Website Development Costs. The Company capitalized certain internal use software and Website development costs totaling approximately $90 million, $110 million, and $192 million during 2009, 2010, and 2011, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2009, 2010, and 2011, the amortization of capitalized costs totaled approximately $128 million, $108 million, and $114 million, respectively. Capitalized internal use software and Website development costs are included in property and equipment, net. Included in the capitalized amounts above are $14 million, $16 million, and $22 million, respectively, of stock-based compensation expense in the years ended December 31, 2009, 2010, and 2011.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment on an annual basis and between annual tests in certain circumstances. The performance of the goodwill impairment test involves a two-step process. The first step involves comparing the fair value of the Company’s reporting units to their carrying values, including goodwill. The Company’s reporting units are based on geography, either at the operating segment level or one level below operating segments. The fair values of the reporting units are estimated using an average of a market approach and an income approach as this combination is deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. In addition, the fair values estimated under these two approaches are validated against each other to ensure consistency. Under the market approach, the Company utilizes publicly-traded comparable company information, specific to the regions in which the reporting units operate, to determine revenue and earnings multiples that are used to value the reporting units adjusted for an estimated control premium. Under the income approach, the Company determines fair value based on estimated future cash flows of each reporting unit discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit and the rate of return an outside investor would expect to earn. The cash flow projections for each reporting unit are based on a five-year forecast of cash flows, derived from the most recent annual financial forecast, and a terminal value based on the Perpetuity Growth Model. The sum of the fair values of the reporting units is reconciled to the Company’s market capitalization adjusted for an estimated control premium. If the carrying value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. The Company conducted its annual goodwill impairment test as of October 31, 2011 and determined that the fair values of its reporting units exceeded their carrying values and therefore goodwill in those reporting units was not impaired. See Note 5—“Goodwill” for additional information.

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

Foreign Currency. The functional currency of the Company’s international subsidiaries is evaluated on a case-by-case basis and is often the local currency. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, historical rates of exchange for equity, and average rates of exchange for the period for revenue and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. In addition, the Company records translation gains (losses) related to its foreign equity method investments in accumulated other comprehensive income (loss). The Company records foreign currency transaction gains and losses, realized and unrealized in other income, net in the consolidated statements of income. The Company recorded $1 million of net losses in 2009 and $13 million and $9 million of net gains in 2010 and 2011, respectively.

Derivative Financial Instruments. The Company uses foreign currency forward contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations.

The derivative entered into by the Company has not been designated as an accounting hedge and instead is used as an economic hedge to partially offset the foreign currency exchange gains and losses generated by the re-measurement of a certain intercompany loan denominated in non-functional currency. The Company recognized this derivative instrument as a liability on the Company’s consolidated balance sheets at fair value. Changes in the fair value of this derivative is recorded in other income, net on the Company’s consolidated statements of income. The Company’s foreign currency forward contract is not used for trading or speculative purposes.

The notional amount of the foreign currency forward contract was $92 million as of December 31, 2011. The fair value of the foreign currency forward contract was $3 million as of December 31, 2011 and was recorded as a loss of $3 million for the year ended December 31, 2011. The Company did not enter into any derivative instruments in fiscal years 2010 or 2009.

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

For 2009, 2010, and 2011, potentially dilutive securities representing approximately 122 million, 80 million, and 56 million shares of common stock, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years Ended December 31,
	2009	2010	2011
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$597,992	$1,231,663	$1,048,827
Less: Net income allocated to participating securities	(552)	(178)	(15)

Net income attributable to Yahoo! Inc. common stockholders—basic	$597,440	$1,231,485	$1,048,812

Denominator:
Weighted average common shares	1,397,652	1,354,118	1,274,240

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.43	$0.91	$0.82

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$597,992	$1,231,663	$1,048,827
Less: Net income allocated to participating securities	(54)	(94)	(14)
Less: Effect of dilutive securities issued by equity investees	(343)	(2,928)	(2,698)

Net income attributable to Yahoo! Inc. common stockholders—diluted	$597,595	$1,228,641	$1,046,115

Denominator:
Denominator for basic calculation	1,397,652	1,354,118	1,274,240
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	10,371	5,169	5,347
Stock options and employee stock purchase plan	7,635	5,325	2,695

Denominator for diluted calculation	1,415,658	1,364,612	1,282,282

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.42	$0.90	$0.82

Note 3    ACQUISITIONS

The following table summarizes significant acquisitions (including business combinations and asset acquisitions) completed during the three years ended December 31, 2011 (in millions):

	Purchase Price	Goodwill	Amortizable Intangibles
2009
Maktoob	$164	$141	$19
Other acquisitions	$30	$16	$16
2010
All acquisitions	$159	$105	$50
2011
interclick	$259	$171	$79
Other acquisitions	$72	$49	$26

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

The total purchase price of $164 million consisted of cash consideration. In connection with the acquisition, the Company issued stock-based awards valued at $1 million which was recognized as stock-based compensation expense over a period of up to two years.

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

Other Acquisitions—Business Combinations. During the year ended December 31, 2009, the Company acquired two other companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $30 million. The total cash consideration of $30 million less cash acquired of $2 million resulted in a net cash outlay of $28 million. Of the total purchase price, $16 million was allocated to goodwill, $16 million to amortizable intangible assets, $2 million to tangible assets, $2 million to cash acquired, and $6 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed in 2009 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

Transactions completed in 2010

All Acquisitions—Business Combinations. During the year ended December 31, 2010, the Company acquired four companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $159 million. The total cash consideration of $159 million less cash acquired of $2 million resulted in a net cash outlay of $157 million. Of the total purchase price, $105 million was allocated to goodwill, $50 million to amortizable intangible assets, $27 million to tangible assets, $2 million to cash acquired, and $25 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed in 2010 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

Transactions completed in 2011

interclick. On December 14, 2011, the Company completed the acquisition of interclick, inc. (“interclick”) through an all cash tender offer for all outstanding shares of common stock of interclick at $9.00 per share. With interclick, the Company acquired innovative data targeting capabilities, optimization technologies and new premium supply, as well as a team experienced in selling audiences across disparate sources of pooled supply. The purchase price exceeded the fair value of the net tangible and identifiable intangible assets acquired from interclick and, as a result, the Company recorded goodwill in connection with this transaction. Under the terms of the agreement, the Company acquired all of the equity interests (including all outstanding options) in interclick. interclick stockholders and vested optionholders were paid in cash, and outstanding interclick unvested options and restricted stock awards were assumed. Assumed options are exercisable for shares of Yahoo! common stock.

The total purchase price of $259 million consisted of cash consideration. In connection with the acquisition, the Company issued stock-based awards valued at $9 million which is being recognized as stock-based compensation expense as the awards vest over a period of up to 4 years.

The allocation of the purchase price of the assets acquired and liabilities assumed based on their fair values was as follows (in thousands):

Cash acquired	$4,369
Other tangible assets acquired	72,943
Amortizable intangible assets:
Customer contracts and related relationships	42,700
Developed technology and patents	35,600
Trade name, trademark, and domain name	600
Goodwill	170,929

Total assets acquired	327,141
Liabilities assumed	(68,174)

Total	$258,967

The amortizable intangible assets have useful lives not exceeding six years and a weighted average useful life of five years. No amounts have been allocated to in-process research and development and $171 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. The goodwill recorded in connection with this acquisition is included in the Americas segment.

Other Acquisitions—Business Combinations. During the year ended December 31, 2011, the Company acquired three other companies, which were accounted for as business combinations. The total purchase price for these acquisitions was $72 million. The total cash consideration of $72 million less cash acquired of $3 million resulted in a net cash outlay of $69 million. Of the total purchase price, $49 million was allocated to goodwill, $26 million to amortizable intangible assets, $3 million to cash acquired, and $6 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combinations completed in 2011 did not have a material impact on the Company’s consolidated financial statements, and therefore pro forma disclosures have not been presented.

Note 4    INVESTMENTS IN EQUITY INTERESTS

As of December 31, investments in equity interests consisted of the following (dollars in thousands):

	2010	2011	Percent Ownership
Alibaba Group	$2,280,602	$2,521,825	42%
Yahoo Japan	1,731,287	2,219,946	35%
Other	—	7,273	35%

Total	$4,011,889	$4,749,044

Equity Investment in Alibaba Group. On October 23, 2005, the Company acquired approximately 46 percent of the outstanding common stock of Alibaba Group Holding Limited (“Alibaba Group”), which represented approximately 40 percent on a fully diluted basis, in exchange for $1.0 billion in cash, the contribution of the Company’s China-based businesses, including 3721 Network Software Company Limited (“Yahoo! China”), and direct transaction costs of $8 million. Another investor in Alibaba Group is Softbank Corp., a Japanese corporation (“Softbank”). Alibaba Group is a privately-held company. Through its investment in Alibaba Group, the Company combined its search capabilities with Alibaba Group’s leading online marketplace and online payment system and Alibaba Group’s strong local presence, expertise, and vision in the China market. These factors contributed to a purchase price in excess of the Company’s share of the fair value of Alibaba Group’s net tangible and intangible assets acquired resulting in goodwill. As discussed below, following a restructuring in the ownership of Alibaba Group’s online payment system business, Alipay.com Co., Ltd. (“Alipay”), and the termination of certain control agreements, Alipay was deconsolidated from Alibaba Group in the first quarter of 2011. Alibaba Group continues to receive payment processing services on preferential terms from Alipay and its subsidiaries in accordance with a long-term agreement. See “Framework Agreement with Alibaba Group regarding Alipay” below.

The investment in Alibaba Group is being accounted for using the equity method, and the total investment, including net tangible assets, identifiable intangible assets and goodwill, is classified as part of investments in equity interests on the Company’s consolidated balance sheets. The Company records its share of the results of Alibaba Group and any related amortization expense, one quarter in arrears, within earnings in equity interests in the consolidated statements of income. The Company recorded a dilution gain of $25 million, net of tax of $15 million, in earnings in equity interests related to the dilution of the Company’s ownership interest in Alibaba Group primarily as a result of option exercises and the sale of stock to Alibaba Group employees during its quarter ended June 30, 2011 at an average price higher than the Company’s invested cost per share.

The Company’s initial purchase price was based on acquiring a 40 percent equity interest in Alibaba Group on a fully diluted basis; however, the Company acquired a 46 percent interest based on outstanding shares. In allocating the initial excess of the carrying value of the investment in Alibaba Group over its proportionate share of the net assets of Alibaba Group, the Company allocated a portion of the excess to goodwill to account for the estimated reductions in the carrying value of the investment in Alibaba that may occur as the Company’s equity interest is diluted to 40 percent based on specific events anticipated at the time. As of December 31, 2010 and 2011, the Company’s ownership interest in Alibaba Group was approximately 43 percent and 42 percent, respectively.

As of December 31, 2011 the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,521,825
Proportionate share of Alibaba Group stockholders’ equity	1,843,970

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$677,855

(*)	The excess carrying value has been primarily assigned to goodwill.

The amortizable intangible assets included in the excess carrying value have useful lives not exceeding seven years and a weighted average useful life of approximately five years. Goodwill is not deductible for tax purposes.

The following table presents Alibaba Group’s U.S. GAAP financial information, as derived from the Alibaba Group financial statements (in thousands):

	Twelve Months Ended September 30,
	2009	2010	2011
Operating data(*):
Revenue	$730,336	$1,298,229	$2,344,973
Gross profit	$534,974	$986,455	$1,563,979
(Loss) income from operations	$(39,460)	$(14,355)	$325,343
Net (loss) income	$(19,932)	$42,463	$339,552
Net (loss) income attributable to Alibaba Group	$(57,346)	$(10,743)	$268,004

	September 30, 2010	September 30, 2011
Balance sheet data(*):
Current assets	$4,399,571	$3,491,753
Long-term assets	$2,436,976	$2,993,329
Current liabilities	$2,660,043	$1,562,840
Long-term liabilities	$58,679	$134,160
Non-voting participating redeemable securities	$860	$1,415
Noncontrolling interests	$338,419	$406,805

(*)

To expedite obtaining an essential regulatory license, the ownership of Alibaba Group’s online payment business, Alipay, was restructured so that 100 percent of its outstanding shares are held by a Chinese domestic company, which is majority owned by Alibaba Group’s chief executive officer, and certain control agreements were terminated which resulted in the deconsolidation of Alipay in the first quarter of 2011. Accordingly, the Alibaba Group consolidated financial statements as of and for the nine months ended September 30, 2011 do not include the results of Alipay, nor do they include the net assets of Alipay as of and for the nine months ended September 30, 2011. As of September 30, 2010, the consolidated current assets and current liabilities of Alibaba Group both include $1.6 billion of cash collected from purchasers and to be remitted to sellers. These amounts are no longer included in the consolidated balance sheet as of September 30, 2011. The impact of the deconsolidation of Alipay was not material to the Company’s financial statements.

Since acquiring its interest in Alibaba Group, the Company has recorded, in retained earnings, cumulative earnings in equity interests, net of tax, of $350 million and $440 million, respectively as of December 31, 2010 and 2011.

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the years ended December 31, 2010 and 2011, these transactions were not material.

Framework Agreement with Alibaba Group regarding Alipay. On July 29, 2011, the Company entered into a Framework Agreement (the “Framework Agreement”), with Alibaba Group, Softbank, Alipay, APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“HoldCo”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties.

Alipay, formerly a subsidiary of Alibaba Group, is a subsidiary of HoldCo, which is majority owned by Mr. Ma. IPCo is a special purpose entity formed in connection with the Framework Agreement which at the time of consummation of the transactions under the Framework Agreement is owned by Mr. Ma and Mr. Tsai. The transactions under the Framework Agreement closed on December 14, 2011.

Pursuant to the terms of the Framework Agreement the parties have agreed, among other things, that:

(1) Upon a Liquidity Event (as defined below), HoldCo will pay to Alibaba Group 37.5 percent of the equity value of Alipay (the “Liquidity Event Payment”), less $500 million (i.e., the principal amount of the IPCo Promissory Note as described below). The Liquidity Event Payment plus $500 million must in the aggregate not be less than $2 billion and may not exceed $6 billion, subject to certain increases and additional payments if no Liquidity Event has occurred by the sixth anniversary of the consummation of the transactions (the “closing”). “Liquidity Event” means the earlier to occur of (a) a qualified initial public offering of Alipay, (b) a transfer of 37.5 percent or more of the securities of Alipay; or (c) a sale of all or substantially all of the assets of Alipay. If a Liquidity Event has not occurred by the tenth anniversary of the closing, Alibaba Group will have the right to cause HoldCo to effect a Liquidity Event, provided that the equity value or enterprise value of Alipay at such time exceeds $1 billion, and in such case, the $2 billion minimum amount described above will not apply to a Liquidity Event effected by means of a qualified initial public offering, a sale of all of the securities of Alipay, or a sale of all or substantially all of the assets of Alipay.

(2) Alibaba Group and Alipay have entered into a long-term agreement pursuant to which Alibaba Group will receive payment processing services on preferential terms from Alipay and its subsidiaries. The fees to be paid by Alibaba Group and its subsidiaries to Alipay for the services provided under such agreement take into account Alibaba Group and its subsidiaries’ status as large volume customers and will be approved on an annual basis by the directors of Alibaba Group designated by Yahoo! and Softbank.

(3) Alibaba Group has licensed to Alipay certain intellectual property and technology and perform certain software technology services for Alipay and in return Alipay pays to Alibaba Group a royalty and software technology services fee, which consists of an expense reimbursement and a 49.9 percent share of the consolidated pre-tax income of Alipay and its subsidiaries. This percentage will decrease upon certain dilutive equity issuances by Alipay and HoldCo; provided, however, such percentage will not be reduced below 30 percent. This agreement will terminate upon the earlier to occur of (a) such time as it may be required to be terminated by applicable regulatory authorities in connection with a qualified initial public offering by Alipay and (b) the date the Liquidity Event Payment, the IPCo Promissory Note (as defined below) and certain related payments have been paid in full.

(4) IPCo has issued to Alibaba Group a non-interest bearing promissory note in the principal amount of $500 million with a seven year maturity (the “IPCo Promissory Note”).

(5) The IPCo Promissory Note, the Liquidity Event Payment and certain other payments are secured by a pledge of 50,000,000 ordinary shares of Alibaba Group which have been contributed to IPCo by Mr. Ma and Mr. Tsai, as well as certain other collateral which may be pledged in the future.

(6) Yahoo!, Softbank, Alibaba Group, HoldCo, Mr. Ma and Mr. Tsai have entered into an agreement pursuant to which (a) the Alibaba Group board of directors ratified the actions taken by Alibaba Group in connection with the restructuring of the ownership of Alipay and the termination of certain control agreements which resulted in the deconsolidation of Alipay; and (b) the Company, Softbank and Alibaba Group released claims against Alibaba Group, Alipay, HoldCo, Mr. Ma, Mr. Tsai and certain of their related parties (including Alibaba Group’s directors in their capacity as such) from any and all claims and liabilities, subject to certain limitations, arising out of or based upon such actions.

The Company is evaluating the impact of the Framework Agreement on the Company’s consolidated financial statements as the Company records its share of the results of Alibaba Group and any related amortization expense, one quarter in arrears, within earnings in equity interests in the consolidated statements of income.

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

During the year ended December 31, 2011, the Company recorded $33 million in U.S. GAAP adjustments to Yahoo Japan’s net income to reflect the Company’s 35 percent share of non-cash losses related to impairments of assets held by Yahoo Japan. The $33 million recorded during the year ended December 31, 2011 primarily includes $7 million related to the Company’s share of a non-cash loss in connection with an impairment of assets held by Yahoo Japan in the second quarter of 2011 and a $26 million, U.S. GAAP adjustment to Yahoo Japan’s net income in the first quarter of 2011 to reflect the Company’s share of an other-than-temporary impairment of a cost method investment of Yahoo Japan that resulted primarily from reductions in the projected operating results of the Yahoo Japan investee.

The fair value of the Company’s approximate 35 percent ownership in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $6 billion as of December 31, 2011.

As of December 31, 2010 and 2011, the Company’s ownership interest in Yahoo Japan was approximately 35 percent. Prior to and during 2001, Yahoo Japan acquired the Company’s equity interests in certain entities in Japan for total consideration of approximately $65 million, paid partially in shares of Yahoo Japan common stock and partially in cash. As a result of the acquisition, the Company increased its investment in Yahoo Japan, which resulted in approximately $41 million of goodwill. The carrying value of the Company’s investment in Yahoo Japan differs from the amount of the underlying equity in net assets of Yahoo Japan primarily as a result of the goodwill resulting from these transactions. Goodwill is not deductible for tax purposes.

During the years ended December 31, 2009, 2010 and 2011, the Company received cash dividends from Yahoo Japan in the amounts of $26 million, $61 million, and $75 million, net of tax, respectively, which were recorded as reductions in the Company’s investment in Yahoo Japan.

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

	Twelve Months Ended September 30,
	2009	2010	2011
Operating data:
Revenue	$3,172,106	$3,563,989	$3,988,377
Gross profit	$2,652,513	$2,882,992	$3,311,357
Income from operations	$1,443,374	$1,679,221	$1,963,924
Net income	$813,759	$981,388	$1,114,637
Net income attributable to Yahoo Japan	$810,059	$975,715	$1,108,390

	September 30,
	2010	2011
Balance sheet data:
Current assets	$2,332,325	$3,622,833
Long-term assets	$2,679,566	$2,907,062
Current liabilities	$938,985	$1,117,773
Long-term liabilities	$30,132	$36,009
Noncontrolling interests	$28,774	$31,102

Since acquiring its equity interest in Yahoo Japan, the Company has recorded cumulative earnings in equity interests, net of dividends received and related taxes on dividends, of $1.5 billion and $1.9 billion as of December 31, 2010 and 2011, respectively.

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $303 million, $308 million, and $287 million, respectively, for the years ended December 31, 2009, 2010, and 2011. As of December 31, 2010 and 2011, the Company had net receivable balances from Yahoo Japan of approximately $40 million and $42 million, respectively.

Note 5    GOODWILL

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2011 were as follows (in thousands):

	Americas(1)	EMEA(2)	Asia Pacific(3)	Total
Net balance as of January 1, 2010	$2,626,115	$618,435	$395,823	$3,640,373
Acquisitions and other(4)	44,386	(1,098)	(318)	42,970
Foreign currency translation adjustments	805	(32,277)	29,774	(1,698)

Net balance as of December 31, 2010	$2,671,306	$585,060	$425,279	$3,681,645
Acquisitions and other(5)	197,654	—	22,294	219,948
Foreign currency translation adjustments	(2,595)	(3,537)	5,291	(841)

Net balance as of December 31, 2011	$2,866,365	$581,523	$452,864	$3,900,752

(1)	Gross goodwill balances for the Americas segment were $2.6 billion as of January 1, 2010 and $2.9 billion as of December 31, 2011.

(2)

Gross goodwill balances for the EMEA segment were $1.1 billion as of both January 1, 2010 and December 31, 2011. The EMEA segment includes accumulated impairment losses of $488 million as of both January 1, 2010 and December 31, 2011.

(3)

Gross goodwill balances for the Asia Pacific (“APAC”) segment were $0.5 billion as of both January 1, 2010 and December 31, 2011. The APAC segment includes accumulated impairment losses of $64 million as of both January 1, 2010 and December 31, 2011.

(4)

Acquisitions and other for the year ended December 31, 2010 includes reductions of $19 million and $41 million, respectively, of goodwill in the Americas segment related to the sales of Zimbra, Inc. and HotJobs.

(5)	Acquisitions and other for the year ended December 31, 2011 includes additions of $198 million and $22 million, respectively, of goodwill in the Americas and Asia Pacific segments.

Note 6    INTANGIBLE ASSETS, NET

The following table summarizes the Company’s carrying amount of intangible assets, net (in thousands):

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$132,298	$(70,194)	$62,104
Developed technology and patents	393,036	(225,139)	167,897
Trade names, trademarks, and domain names	69,346	(43,477)	25,869

Total intangible assets, net	$594,680	$(338,810)	$255,870

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization(*)	Net
Customer, affiliate, and advertiser related relationships	$178,489	$(84,806)	$93,683
Developed technology and patents	376,561	(238,893)	137,668
Trade names, trademarks, and domain names	71,685	(48,436)	23,249

Total intangible assets, net	$626,735	$(372,135)	$254,600

(*)	Foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $18 million as of both December 31, 2010 and 2011.

The intangible assets have estimated useful lives as follows:

•	Customer, affiliate, and advertiser related relationships—two to eight years;

•	Developed technology and patents—less than one year to eight years; and

•	Trade names, trademarks, and domain names—one year to indefinite lived.

The Company recognized amortization expense of intangible assets of approximately $184 million, $127 million, and $118 million for 2009, 2010, and 2011, respectively, including $145 million, $96 million, and $84 million, respectively, included in cost of revenue. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding years is as follows: 2012: $103 million; 2013: $62 million; 2014: $42 million; 2015: $22 million; 2016: $5 million; and cumulatively thereafter: $5 million.

Note 7    CONSOLIDATED FINANCIAL STATEMENT DETAILS

Other income, net

Other income, net for 2009, 2010, and 2011 were as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
Interest and investment income	$22,116	$23,062	$18,920
Gain on sales of marketable equity securities	164,851	—	—
Gain on sale of Zimbra, Inc.	—	66,130	—
Gain on sale of HotJobs	—	186,345	—
Other	561	22,332	8,255

Total other income, net	$187,528	$297,869	$27,175

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

Other consists of foreign exchange gains and losses due to re-measurement of monetary assets and liabilities denominated in non-functional currencies, gains/losses from sales of marketable debt securities and/or investments in privately-held companies, changes in the fair value of the foreign currency forward contract, and other non-operating items.

Prepaid expenses and other current assets

As of December 31, prepaid expenses and other current assets consisted of the following (in thousands):

	2010	2011
Prepaid expenses	$61,964	$81,880
Deferred income taxes (Note 9)	148,648	128,581
Other receivables non-trade	71,288	5,292
Other	150,660	143,730

Total prepaid expenses and other current assets	$432,560	$359,483

Property and equipment, net

As of December 31, property and equipment, net consisted of the following (in thousands):

	2010	2011
Land	$208,481	$217,970
Buildings	494,065	611,033
Leasehold improvements	268,808	313,925
Computers and equipment(1)	1,884,670	2,015,481
Furniture and fixtures	68,082	74,357
Assets not yet in use	175,830	169,998

	3,099,936	3,402,764
Less: accumulated depreciation and amortization(2)	(1,446,514)	(1,671,876)

Total property and equipment, net	$1,653,422	$1,730,888

(1)	Includes data center equipment acquired under a capital lease of approximately $40 million and $41 million, respectively, as of December 31, 2010 and 2011.

(2)	Includes $9 million and $13 million of accumulated depreciation and $2 million and $4 million of accumulation amortization related to the capital lease as of December 31, 2010 and 2011, respectively.

Other long-term assets

As of December 31, other long-term assets consisted of the following (in thousands):

	2010	2011
Deferred income taxes (Note 9)	$42,960	$42,392
Investments in privately-held companies	45,013	30,846
Investments in publicly-held companies	1,469	783
Other	145,694	146,607

Total other long-term assets	$235,136	$220,628

Accrued expenses and other current liabilities

As of December 31, accrued expenses and other current liabilities consisted of the following (in thousands):

	2010	2011
Accrued content, connection, traffic acquisition, and other costs	$271,354	$140,147
Deferred income taxes (Note 9)	1,923	1,812
Accrued compensation and related expenses	368,368	330,593
Accrued taxes payable	28,031	10,891
Accrued professional service expenses	66,803	70,769
Accrued sales and marketing related expenses	28,564	19,058
Accrued restructuring costs	58,125	27,453
Current liability for uncertain tax contingencies	111,997	—
Other	273,627	245,321

Total accrued expenses and other current liabilities	$1,208,792	$846,044

Deferred and other long-term tax liabilities, net

As of December 31, deferred and other long-term tax liabilities, net consisted of the following (in thousands):

	2010	2011
Deferred income taxes	$199,011	$407,847
Long-term liability for uncertain tax contingencies(*)	307,647	407,687

Total deferred and other long-term tax liabilities, net (Note 9)	$506,658	$815,534

(*)	Includes interest and penalties.

Accumulated other comprehensive income

As of December 31, the components of accumulated other comprehensive income were as follows (in thousands):

	2010	2011
Unrealized gains (losses) on available-for-sale securities, net of tax	$8,734	$(7,538)
Foreign currency translation, net of tax	495,520	705,407

Accumulated other comprehensive income	$504,254	$697,869

Note 8    INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2010
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$1,353,064	$1,513	$(514)	$1,354,063
Municipal bonds	6,609	8	—	6,617
Corporate debt securities, commercial paper, and bank certificates of deposit	740,043	1,608	(76)	741,575
Corporate equity securities	2,597	—	(1,128)	1,469

Total investments in available-for-sale securities	$2,102,313	$3,129	$(1,718)	$2,103,724

	December 31, 2011
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$599,582	$1,054	$(172)	$600,464
Corporate debt securities, commercial paper, and bank certificates of deposit	366,264	1,025	(226)	367,063
Corporate equity securities	2,761	—	(1,978)	783

Total investments in available-for-sale securities	$968,607	$2,079	$(2,376)	$968,310

	December 31,
	2010	2011
Reported as:
Short-term marketable debt securities	$1,357,661	$493,189
Long-term marketable debt securities	744,594	474,338
Other assets	1,469	783

Total	$2,103,724	$968,310

Available-for-sale securities included in cash and cash equivalents on the consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial for both 2010 and 2011 as the carrying value approximates fair value because of the short maturity of those instruments.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31,
	2010	2011
Due within one year	$1,357,661	$493,189
Due after one year through five years	744,594	474,338

Total available-for-sale marketable debt securities	$2,102,255	$967,527

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$539,287	$(514)	$—	$—	$539,287	$(514)
Corporate debt securities, commercial paper, and bank certificates of deposit	153,209	(75)	6,006	(1)	159,215	(76)
Corporate equity securities	1,469	(1,128)	—	—	1,469	(1,128)

Total investments in available-for-sale securities	$693,965	$(1,717)	$6,006	$(1)	$699,971	$(1,718)

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$138,755	$(172)	$—	$—	$138,755	$(172)
Corporate debt securities, commercial paper, and bank certificates of deposit	123,574	(226)	—	—	123,574	(226)
Corporate equity securities	—	—	783	(1,978)	783	(1,978)

Total investments in available-for-sale securities	$262,329	$(398)	$783	$(1,978)	$263,112	$(2,376)

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

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$418,338	$—	$418,338
Available-for-sale securities:
Government and agency securities(1)	—	617,316	617,316
Commercial paper and bank certificates of deposit(1)	—	47,904	47,904
Corporate debt securities(1)	—	318,805	318,805

Available-for-sale securities at fair value	$418,338	$984,025	$1,402,363
Corporate equity securities(2)	783	—	783

Liabilities
Foreign currency derivative contracts(3)	—	(2,817)	(2,817)

Total assets and liabilities at fair value	$419,121	$981,208	$1,400,329

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the consolidated balance sheet.

(2)	The corporate equity securities are classified as part of the other long-term assets in the consolidated balance sheet.

(3)	Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the consolidated balance sheet.

The amount of cash and cash equivalents as of December 31, 2011 includes $1.1 billion in cash deposited with commercial banks, of which $217 million are time deposits.

The fair values of the Company’s Level 1 financial assets are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets and liabilities are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of its Level 2 investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the year ended December 31, 2011, the Company did not make significant transfers between Level 1 and Level 2 assets. As of December 31, 2010 and December 31, 2011, the Company did not have any significant Level 3 financial assets.

Note 9    INCOME TAXES

The components of income before income taxes and earnings in equity interests are as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
United States	$387,212	$872,042	$533,262
Foreign	187,008	198,351	294,254

Income before provision for income taxes and earnings in equity interests	$574,220	$1,070,393	$827,516

The provision (benefit) for income taxes is composed of the following (in thousands):

	Years Ended December 31,
	2009	2010	2011
Current:
United States federal	$191,845	$26,342	$141,922
State	51,662	39,258	(11,037)
Foreign	66,376	43,341	40,490

Total current provision for income taxes	309,883	108,941	171,375

Deferred:
United States federal	(32,385)	67,621	77,012
State	(58,660)	37,438	(4,437)
Foreign	483	7,523	(2,183)

Total deferred (benefit) provision for income taxes	(90,562)	112,582	70,392

Provision for income taxes	$219,321	$221,523	$241,767

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes and earnings in equity interests as follows (in thousands):

	Years Ended December 31,
	2009	2010	2011
Income tax at the U.S. federal statutory rate of 35 percent	$200,976	$374,638	$289,630
State income taxes, net of federal benefit	(4,549)	54,268	4,627
Change in valuation allowance	13,521	(1,315)	(5,975)
Stock-based compensation expense	28,322	4,404	18,213
Research tax credits	(11,046)	(10,345)	(10,499)
Effect of non-U.S. operations	20,126	(17,344)	(42,806)
Resolution with tax authorities	—	(159,168)	(14,685)
Tax gain in excess of book gain from sales of Zimbra, Inc. and HotJobs due to basis differences	—	23,184	—
Tax restructuring	(25,583)	(43,361)	—
Other	(2,446)	(3,438)	3,262

Provision for income taxes	$219,321	$221,523	$241,767

The 2011 differences above are further explained as follows:

•	State taxes were higher in 2010 due to a reduction of deferred tax assets associated with an effective tax rate reduction in California that started in 2011.

•

Stock-based compensation increases the Company’s effective tax rate to the extent that stock-based compensation expense is recorded in the Company’s financial statements is non-deductible for tax purposes. This primarily occurs with regard to options granted outside the U.S.

•

The Company’s effective tax rate in all periods is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. In 2011, the Company received tax rulings in foreign jurisdictions that provided favorable tax treatments.

•

In 2010, the Company had a favorable resolution of certain issues in an IRS examination of its 2005 and 2006 U.S. federal income tax returns resulting in a reduction of reserves for tax uncertainties and the availability of capital loss carryforwards to offset the tax on the gain from the sales of Zimbra, Inc. and HotJobs. In 2011, the Company reached agreements with certain state tax authorities in connection with adjustments to income tax returns for years prior to 2009.

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

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2011
Deferred income tax assets:
Net operating loss and tax credit carryforwards	$152,138	$152,810
Stock-based compensation expense	178,294	143,799
Non-deductible reserves and expenses	166,015	79,240
Intangible assets	9,283	6,632

Gross deferred income tax assets	505,730	382,481
Valuation allowance	(60,176)	(53,140)

Deferred income tax assets	$445,554	$329,341

Deferred income tax liabilities:
Unrealized investment gains	$3,192	$3,497
Purchased intangible assets	(11,050)	(36,127)
Investments in equity interests	(447,022)	(535,396)

Deferred income tax liabilities	$(454,880)	$(568,026)

Net deferred income tax liabilities	$(9,326)	$(238,685)

As of December 31, 2011, the Company’s federal and state net operating loss carryforwards for income tax purposes were approximately $175 million and $141 million, respectively. The federal and state net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code and applicable state tax law. If not utilized, the federal and state net operating loss carryforwards will begin to expire in 2021. The Company’s federal and state research tax credit carryforwards for income tax purposes are approximately $70 million and $185 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2019. The state research tax credit can be carried forward indefinitely. Federal and state net operating loss and tax credit carryforwards that result from the exercise of employee stock options are not recorded on the Company’s consolidated balance sheets. Federal and state net operating loss and tax credit carryforwards that result from the exercise of employee stock options are accounted for as a credit to additional paid-in capital if and when realized through a reduction in income taxes payable.

The Company has a valuation allowance of approximately $53 million as of December 31, 2011 against certain deferred income tax assets that are not more likely than not to be realized in future periods. In evaluating the Company’s ability to realize its deferred income tax assets, the Company considers all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income on a jurisdiction by jurisdiction basis. The valuation allowance as of December 31, 2011 relates primarily to foreign net operating loss and credit carryforwards that will reduce the provision for income taxes if and when recognized.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. As of December 31, 2011, U.S. income taxes were not provided for on a cumulative total of $3.2 billion of undistributed earnings for certain foreign subsidiaries and a corporate joint venture. If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits). It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The total amount of gross unrecognized tax benefits was $533 million as of December 31, 2011, of which up to $427 million would affect the Company’s effective tax rate if realized. A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2010 and 2011 is as follows (in thousands):

	2010	2011
Unrecognized tax benefits balance at January 1	$893,475	$597,055
Gross increase for tax positions of prior years	44,978	21,001
Gross decrease for tax positions of prior years	(370,363)	(111,597)
Gross increase for tax positions of current year	48,570	37,966
Settlements	(19,293)	(9,617)
Lapse of statute of limitations	(312)	(1,946)

Unrecognized tax benefits balance at December 31	$597,055	$532,862

The total unrecognized tax benefits as of December 31, 2010 and 2011 include approximately $193 million and $139 million, respectively, of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining balances are recorded on the Company’s consolidated balance sheets as follows (in thousands):

	December 31,
	2010	2011
Total unrecognized tax benefits balance	$597,055	$532,862
Amounts netted against related deferred tax assets	(193,275)	(139,258)

Unrecognized tax benefits recorded on consolidated balance sheets	$403,780	$393,604

Amounts classified as accrued expenses and other current liabilities	$111,997	$—
Amounts classified as deferred and other long-term tax liabilities, net	291,783	393,604

Unrecognized tax benefits recorded on consolidated balance sheets	$403,780	$393,604

The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2010 and 2011, interest and penalties recorded in the consolidated statements of income were an increase of $4 million and a decrease of $2 million, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of December 31, 2010 and 2011 were approximately $16 million and $14 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction and in many U.S. states and foreign jurisdictions. The tax years 1995 to 2010 remain open to examination by the major taxing jurisdictions in which the Company is subject to tax.

During the last quarter of 2011, the Company commenced discussions with the IRS Appeals Division to settle the contested adjustments for certain intercompany transfer pricing matters from the 2005 and 2006 income tax examination. While no agreement has been reached, the discussions are proceeding. If the matter is resolved on the basis that is currently being discussed with the IRS, then the settlement will not cause the Company to have tax exposure beyond what has already been provided. In addition, the Company’s 2007 and 2008 U.S. income tax returns are still under IRS examination.

As of December 31, 2011, the Company was also under audit by the California Franchise Tax Board for its 2005 and 2006 tax returns. The Company believes its existing reserves for all tax matters are adequate.

The Company is in various stages of the examination and appeals process in connection with taxes in foreign jurisdictions and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Note 10    STOCKHOLDERS’ EQUITY

The Board has the authority to issue up to 10 million shares of Preferred Stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.

Stock Repurchases. The Company repurchases its common stock from time to time in part to reduce the dilutive effects of its stock options, awards, and employee stock purchase plan.

In October 2006, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3 billion of its outstanding shares of common stock from time to time over the five-year period following its authorization, dependent on market conditions, stock price, and other factors. Under the program, repurchases could take place in the open market or in privately negotiated transactions, including derivative transactions, and could be made under a Rule 10b5-1 plan. The Company exhausted its authority to repurchase shares of the Company’s common stock under this program in July 2010.

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

Under the October 2006 program, in the year ended December 31, 2009, the Company repurchased 7 million shares of common stock directly at an average price of $15.31 per share, for total consideration of $113 million. During the year ended December 31, 2010, 63 million shares were repurchased under the October 2006 program for a total of $973 million, which exhausted the repurchase under the October 2006 program, and 56 million shares were repurchased under the June 2010 program for a total of $776 million, resulting in aggregate repurchases during the period of 119 million shares for a total of $1,749 million at an average price of $14.68 per share. During the year ended December 31, 2011, 110 million shares were repurchased under the June 2010 program for a total of $1,619 million at an average price of $14.75 per share. As of December 31, 2011, the June 2010 program had remaining authorized purchase capacity of $605 million.

During the year ended December 31, 2010, the Company had repurchased and retired 335 million shares, resulting in reductions of $0.3 million in common stock, $2.5 billion in additional paid-in capital, and $4.6 billion in retained earnings. During the year ended December 31, 2011, the Company has repurchased and retired 82 million shares, resulting in reductions of $82 thousand in common stock, $643 million in additional paid-in capital, and $559 million in retained earnings. Treasury stock is accounted for under the cost method.

Note 11    EMPLOYEE BENEFITS

Benefit Plans. The Company maintains the Yahoo! Inc. 401(k) Plan (the “401(k) Plan”) for its full-time employees in the U.S. The 401(k) Plan allows employees of the Company to contribute up to the Internal Revenue Code prescribed maximum amount. Employees may elect to contribute from 1 to 50 percent of their annual compensation to the 401(k) Plan. The Company matches employee contributions at a rate of 25 percent, up to the IRS prescribed amount. For 2009, employee contributions were fully vested, whereas vesting in matching Company contributions occurred at a rate of 33 percent per year of employment. Beginning in 2010, both employee and employer contributions vest immediately upon contribution. During 2009, 2010, and 2011, the Company’s contributions to the 401(k) Plan amounted to approximately $18 million, $21 million, and $20 million, respectively. The Company also contributed approximately $20 million, $23 million, and $24 million to its other retirement benefit plans outside of the U.S. for 2009, 2010, and 2011, respectively.

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

The 1995 Stock Plan permits the granting of restricted stock and restricted stock units (collectively referred to as “restricted stock awards”). The restricted stock award vesting criteria are generally the passing of time, meeting certain performance-based objectives, or a combination of both, and continued employment through the vesting period (which varies but generally does not exceed four years). Restricted stock award grants are generally measured at fair value on the date of grant based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as an expense over the corresponding service period.

The 1995 Stock Plan provides for the issuance of a maximum of 754 million shares of which 109 million shares were still available for issuance as of December 31, 2011. Each share of the Company’s common stock issued in settlement of “full-value awards” (which include all awards other than options and stock appreciation rights) granted on or after June 25, 2009 under the 1995 Stock Plan is counted as 1.75 shares against the 1995 Stock Plan’s share limit.

The Directors’ Plan provides for the grant of nonqualified stock options and restricted stock units to non-employee directors of the Company. The Directors’ Plan provides for the issuance of up to 8.8 million shares of the Company’s common stock, of which approximately 5 million were still available for issuance as of December 31, 2011. Each share of the Company’s common stock issued in settlement of restricted stock units granted after the 2006 annual meeting of shareholders under the Directors’ Plan is counted as 1.75 shares against the Directors’ Plan’s share limit.

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

Restricted stock units granted under the Directors’ Plan generally vest in equal quarterly installments over a one-year period following the date of grant and, once vested, are generally payable in an equal number of shares of the Company’s common stock on the earlier of the end of the one-year vesting period or the date the director ceases to be a member of the Board (subject to any deferral election that may be made by the director).

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

The Employee Stock Purchase Plan provides for the issuance of a maximum of 75 million shares of common stock of which 25 million shares were available as of December 31, 2011. For the years ended December 31, 2009, 2010, and 2011, stock-based compensation expense related to the activity under the plan was $55 million,

$26 million, and $46 million, respectively. As of December 31, 2011, there was $46 million of unamortized stock-based compensation cost related to the Employee Stock Purchase Plan which will be recognized over a weighted average period of 1.3 years.

The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans is summarized as follows (in thousands, except years and per share amounts):

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	80,976	$22.02	3.87	$147,887
Options granted	6,838	$16.30
Options assumed	992	$8.07
Options exercised(1)	(7,279)	$9.84
Options cancelled/forfeited	(6,521)	$15.45
Options expired	(12,567)	$28.70

Outstanding at December 31, 2011	62,439	$21.94	3.07	$80,211

Vested and expected to vest at December 31, 2011(2)	60,279	$21.98	2.97	$77,136

Exercisable at December 31, 2011	45,396	$24.38	2.21	$49,840

(1)	The Company issued new shares to satisfy stock option exercises.

(2)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options.

The weighted average grant date fair value of options granted in the years ended December 31, 2009, 2010, and 2011 was $5.59, $5.27, and $5.04 per share, respectively.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2011 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2011.

The total intrinsic value of options exercised in the years ended December 31, 2009, 2010, and 2011 was $51 million, $49 million, and $46 million, respectively.

As of December 31, 2011, there was $67 million of unamortized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.0 years.

Cash received from option exercises and purchases of shares under the Employee Stock Purchase Plan for the year ended December 31, 2011 was $156 million.

The total net tax benefit attributable to stock options exercised in the year ended December 31, 2011 was $58 million.

The fair value of option grants is determined using the Black-Scholes option pricing model with the following weighted average assumptions:

	Stock Options			Purchase Plans(5)
	Years Ended December 31,			Years Ended December 31,
	2009	2010	2011	2009	2010	2011
Expected dividend yield(1)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate(2)	1.9%	1.6%	1.3%	2.7%	2.1%	1.3%
Expected volatility(3)	45.8%	34.7%	36.9%	63.2%	60.5%	35.6%
Expected life (in years)(4)	4.00	4.06	4.03	1.04	0.55	1.04

(1)	The Company currently has no history or expectation of paying cash dividends on its common stock.

(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected term of the awards in effect at the time of grant.

(3)	The Company estimates the volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater.

(4)

The expected life of stock options granted under the Plans is based on historical exercise patterns, which the Company believes are representative of future behavior. New grants issued by the Company had an expected life of 4 years in 2009, 4.5 years in 2010, and 4.25 years in 2011. Options assumed in acquisitions had expected lives of less than 4 years. The expected life of options granted under the Employee Stock Purchase Plan represents the amount of time remaining in the 24-month offering period.

(5)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted stock awards activity for the year ended December 31, 2011 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value
Awarded and unvested at December 31, 2010	31,395	$17.99
Granted	25,044	$15.83
Assumed	466	$15.74
Vested	(7,913)	$17.19
Forfeited	(10,217)	$15.91

Awarded and unvested at December 31, 2011	38,775	$17.28

As of December 31, 2011, there was $287 million of unamortized stock-based compensation cost related to unvested restricted stock awards, which is expected to be recognized over a weighted average period of 2.3 years. The total fair value of restricted stock awards vested during the years ended December 31, 2009, 2010, and 2011 was $375 million, $195 million, and $136 million, respectively.

During the year ended December 31, 2011, 7.9 million shares subject to previously granted restricted stock awards and restricted stock units vested. A majority of these vested restricted stock awards and restricted stock units were net share settled. The Company withheld 2.8 million shares based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $45 million for the year ended December 31, 2011 and are reflected as a financing activity within the consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units.

The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

In 2009, 2010, and 2011, $108 million, $131 million, and $71 million, respectively, of excess tax benefits from stock-based awards for options exercised in current and prior periods were included as a source of cash flows from financing activities. These excess tax benefits represent the reduction in income taxes otherwise payable during the period, attributable to the actual gross tax benefits in excess of the expected tax benefits for options exercised in current and prior periods. The Company has accumulated excess tax deductions relating to stock options exercised prior to January 1, 2006 available to reduce income taxes otherwise payable. To the extent such deductions reduce income taxes payable in the current year, they are reported as financing activities in the consolidated statements of cash flows.

Performance-Based Executive Incentive Restricted Stock Units. In February 2009 and February 2010, the Compensation Committee approved long-term performance-based incentive equity awards to senior officers, including two types of restricted stock units that vest based on the Company’s achievement of certain performance goals. For both types of awards, the number of shares which ultimately vest will range from 0 percent to 200 percent of the target amount stated in each executive’s award agreement based on the performance of the Company relative to the applicable performance targets. The first type of award consists of restricted stock units which generally are scheduled to vest on the third anniversary of the grant date based on the Company’s attainment of certain annual financial performance targets in each of the three fiscal years covered by the award as well as the executive’s continued employment through that vesting date. The annual financial performance targets are established at the beginning of each fiscal year and, accordingly, the portion (or “tranche”) of the award subject to each annual target is treated as a separate annual grant for accounting purposes. Based on the Company’s relative attainment of the 2009 performance target, 75 percent of the target amount of the 2009 tranche shares will vest, provided the executive remains employed through the third anniversary of the initial grant date. Based on the Company’s relative attainment of the 2010 performance target, 119 percent of the target amount of the 2010 tranches of the 2009 and 2010 awards will vest, provided the executive remains employed through the third anniversary of the initial grant date. Based on the Company’s relative attainment of the 2011 performance target, 50 percent of the target amount of the 2011 tranches of the 2009 and 2010 awards will vest, provided the executive remains employed through the third anniversary of the initial grant date. The amount of stock-based compensation recorded for these restricted stock units will vary depending on the Company’s attainment of the financial performance targets and each executive’s completion of the service period. The grant date fair values of the 2011 tranches of the 2009 and 2010 awards are $2 million and $3 million, respectively, and are being recognized as stock-based compensation expense over one-year and two-year remaining service periods, respectively. The second type of award consists of restricted stock units that generally were scheduled to vest following the third anniversary of the grant date depending on the Company’s attainment of certain levels of total stockholder return relative to the returns for the NASDAQ 100 Index companies during that three-year period as well as the executive’s continued employment through that vesting date.

In February 2011, the Compensation Committee approved a long-term performance-based incentive equity award to senior officers in the form of restricted stock units that generally are scheduled to vest on the third anniversary of the grant date based on the Company’s attainment of certain financial performance targets for 2011 as well as the executive’s continued employment through the vesting date. Based on the Company’s relative attainment of the 2011 performance target, 50 percent of the target amount of these awards will vest, provided the executive remains employed through the third anniversary of the grant date. The grant date fair value of these restricted stock unit grants is $32 million and is being recognized as stock-based compensation expense over a three-year service period.

Note 12    COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods up to 13 years which expire between 2011 and 2022.

In 2008, the Company entered into an 11-year lease agreement for a data center in the western U.S. Of the total expected minimum lease commitment of $105 million, $21 million was classified as an operating lease for real estate and $84 million was classified as a capital lease for equipment. As of December 31, 2011, the Company had total expected and remaining minimum lease commitments of approximately $79 million over the lease term. The Company has the option to renew this lease for up to an additional 10 years.

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

Rent expense for all operating leases was approximately $90 million, $81 million, and $84 million for 2009, 2010, and 2011, respectively.

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

Gross and net lease commitments as of December 31, 2011 can be summarized as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Years ending December 31,
2012	$158	$(11)	$147
2013	132	(11)	121
2014	103	(10)	93
2015	79	(7)	72
2016	43	(1)	42
Due after 5 years	66	—	66

Total gross and net lease commitments	$581	$(40)	$541

Capital Lease Commitment
Years ending December 31,
2012	$9
2013	8
2014	8
2015	8
2016	8
Due after 5 years	23

Gross lease commitment	$64

Less: interest	(23)

Net lease commitment included in capital lease and other long-term liabilities	$41

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent TAC, to its Affiliates. As of December 31, 2011, these commitments totaled $166 million, of which $91 million will be payable in 2012 and $75 million will be payable in 2013.

Non-cancelable Obligations. The Company is obligated to make payments under various non-cancelable arrangements with vendors and other business partners, principally for marketing, bandwidth, co-location, and content arrangements. As of December 31, 2011, these commitments totaled $228 million, of which $110 million will be payable in 2012, $66 million will be payable in 2013, $20 million will be payable in 2014, $6 million will be payable in 2015, $6 million will be payable in 2016, and $20 million will be payable thereafter.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $34 million through 2023.

Other Commitments. In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company’s conduct of the business and tax matters prior to the sale. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the Company’s consolidated financial statements.

As of December 31, 2011, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

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

On July 12, 2001, the first of several purported securities class action lawsuits was filed in the U.S. District Court for the Southern District of New York against certain underwriters involved in Overture Services Inc.’s (“Overture”) IPO, Overture, and certain of Overture’s former officers and directors. The Court consolidated the cases against Overture. Plaintiffs allege, among other things, violations of the Securities Act of 1933 and the Securities Exchange Act of 1934 (the “Exchange Act”) involving undisclosed compensation to the underwriters, and improper practices by the underwriters, and seek unspecified damages. Similar complaints were filed in the same court against numerous public companies that conducted IPOs of their common stock since the mid-1990s. All of these lawsuits were consolidated. On October 5, 2009, the Court granted class certification and granted final approval of a stipulated global settlement and plan of allocation. On October 6, 2010, various individuals objecting to the settlement filed opening appeal briefs with the U.S. Court of Appeals for the Second Circuit, and in early February 2011 Yahoo! and other appellees filed reply briefs in support of the settlement. The Second Circuit dismissed one appeal and remanded a second appeal to the District Court for a determination on standing. On remand, the District Court held on August 25, 2011 that the individual objector lacked standing and was not a class member. That ruling was appealed to the Second Circuit and, on January 13, 2012, the Second Circuit approved a stipulation withdrawing the appeal, thereby resolving the remaining objection to the settlement.

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Exchange Act. On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a stockholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On September 19, 2011, the Court sustained Yahoo!’s demurrer to plaintiff’s third amended complaint without leave to amend. On December 21, 2011, plaintiff filed a notice of appeal.

Since May 31, 2011, a total of eight stockholder derivative suits were filed either in the Santa Clara County Superior Court or the United States District Court for the Northern District of California purportedly on behalf of Yahoo! stockholders against certain officers and directors of the Company and third parties. The actions allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution and seek damages, equitable relief, disgorgement and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay and related disclosures. The Santa Clara County actions filed by plaintiffs Cinnoto, Lassoff, Zucker, and Koo were consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011 (“California Derivative Litigation”). On February 1, 2012, the court approved a stipulation to stay the California Derivative Litigation for 180 days. The federal actions filed in the Northern District of California by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund were consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011 (“Federal Derivative Litigation”).

Since June 6, 2011, two purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company and certain officers and directors by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. In October 2011, the District Court consolidated the two actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff. In a consolidated amended complaint filed December 15, 2011, the lead plaintiff purports to represent a class of investors who purchased the Company’s common stock between April 19, 2011 and July 29, 2011, and alleges that during that class period, defendants issued statements that were materially false or misleading because they did not disclose information relating to the restructuring of Alipay. The complaint purports to assert claims for relief for violation of Section 10(b) and 20(a) of the Exchange Act and for violation of Rule 10b-5 thereunder, and seeks unspecified damages, injunctive and equitable relief, fees and costs.

On December 1, 2011 and December 7, 2011, purported class action complaints were filed in the Delaware Chancery Court by M & C Partners, III and Louisiana Municipal Police Employees’ Retirement System, respectively, against the Company and the members of the Company’s board of directors at that time. On December 14, 2011, The Delaware Chancery Court consolidated the two actions under the caption In re Yahoo! Shareholders Litig. and appointed lead plaintiffs. On December 29, 2011, lead plaintiffs filed a consolidated amended class action complaint purportedly on behalf of all of the Company’s stockholders alleging that the board of directors breached fiduciary duties by failing to maximize the Company’s value in connection with the strategic review process. Plaintiffs seek injunctive relief, rescission, fees and costs.

With respect to the legal proceedings and claims described above, the Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters and that the aggregate amount or range of such losses that are estimable would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2010 and December 31, 2011 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred in defending against these claims.

Note 13    SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision making are the Americas, EMEA (Europe, Middle East and Africa) and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

The following tables present summarized information by segment (in thousands):

	Years Ended December 31,
	2009	2010	2011
Revenue by segment:
Americas	$4,852,331	$4,425,457	$3,302,989
EMEA	598,300	579,145	629,383
Asia Pacific	1,009,684	1,320,049	1,051,827

Total revenue	6,460,315	6,324,651	4,984,199

TAC by segment:
Americas	1,195,579	957,607	160,110
EMEA	207,844	210,261	221,916
Asia Pacific	374,403	568,554	221,345

Total TAC	1,777,826	1,736,422	603,371

Revenue ex-TAC by segment:
Americas	3,656,752	3,467,850	3,142,879
EMEA	390,456	368,884	407,467
Asia Pacific	635,281	751,495	830,482

Total revenue ex-TAC	4,682,489	4,588,229	4,380,828

Direct costs by segment(1):
Americas	620,690	568,017	560,016
EMEA	115,778	118,954	135,266
Asia Pacific	138,739	146,657	194,394
Global operating costs(2)(3)	2,116,747	2,044,246	1,836,569
Restructuring charges, net	126,901	57,957	24,420
Depreciation and amortization	738,855	656,396	625,864
Stock-based compensation expense	438,087	223,478	203,958

Income from operations	$386,692	$772,524	$800,341

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

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs for the years ended December 31, 2010 and 2011.

	Years Ended December 31,
	2009	2010	2011
Capital expenditures, net:
Americas	$379,287	$563,129	$437,804
EMEA	21,030	58,533	49,371
Asia Pacific	33,478	92,416	106,119

Total capital expenditures, net	$433,795	$714,078	$593,294

	December 31,
	2010	2011
Property and equipment, net:
Americas	$1,475,021	$1,489,096
EMEA	63,820	79,955
Asia Pacific	114,581	161,837

Total property and equipment, net	$1,653,422	$1,730,888

See also Note 5—“Goodwill” and Note 15—“Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Years Ended December 31,
	2009	2010	2011
Display	$1,866,984	$2,154,886	$2,160,309
Search	3,396,396	3,161,589	1,853,110
Other	1,196,935	1,008,176	970,780

Total revenue	$6,460,315	$6,324,651	$4,984,199

	Years Ended December 31,
	2009	2010	2011
Revenue:
U.S.	$4,714,436	$4,259,157	$3,112,998
International	1,745,879	2,065,494	1,871,201

Total revenue	$6,460,315	$6,324,651	$4,984,199

Revenue is attributed to individual countries according to the online property that generated the revenue. No single foreign country was material to revenue in 2009, 2010, and 2011, respectively.

	December 31,
	2010	2011
Property and equipment, net:
U.S.	$1,471,536	$1,486,596
International	181,886	244,292

Total property and equipment, net	$1,653,422	$1,730,888

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

Revenue from related parties, excluding Yahoo Japan and Alibaba Group, represented approximately 1 percent of total revenue for the years ended December 31, 2009, 2010, and 2011. Management believes that the terms of the agreements with these related parties are comparable to the terms obtained in arm’s-length transactions with unrelated similarly situated customers of the Company.

See Note 4—“Investments in Equity Interests” for additional information related to transactions involving Yahoo Japan and Alibaba Group.

Note 15    RESTRUCTURING CHARGES, NET

Restructuring charges, net consists of costs associated with the six restructuring activities initiated in 2009, 2010, and 2011. It includes employee severance pay and related costs, accelerations and reversals of stock-based compensation expense, facility restructuring costs, and other non-cash charges associated with the exit of facilities, as well as reversals of restructuring charges arising from changes in estimates.

For the years ended December 31, 2009, 2010, and 2011, restructuring charges, net was comprised of the following (in thousands):

	Years Ended December 31,
	2009	2010	2011
Employee severance pay and related costs	$48,696	$39,652	$12,965
Non-cancelable lease, contract terminations, and other charges	59,285	19,737	10,251
Other non-cash charges	7,858	2,779	990

Sub-total before accelerations (reversals) of stock-based compensation expense	115,839	62,168	24,206
Accelerations (reversals) of stock-based compensation expense	11,062	(4,211)	214

Restructuring charges, net	$126,901	$57,957	$24,420

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below. For the years ended December 31, 2009, 2010, and 2011, restructuring charges, net consists of the following (in thousands):

	Year Ended December 31, 2009
	Q408 Restructuring Plan	Q209 Restructuring Plan	Q409 Restructuring Charges	Total
Americas	$63,247	$19,289	$18,390	$100,926
EMEA	2,171	6,276	15,823	24,270
Asia Pacific	—	1,211	494	1,705

Restructuring charges, net	$65,418	$26,776	$34,707	$126,901

	Year Ended December 31, 2010
	Q408 Restructuring Plan	Q209 Restructuring Plan	Q409 Restructuring Charges	Q410 Restructuring Plan	Total
Americas	$18,657	$(151)	$—	$20,459	$38,965
EMEA	827	32	1,811	14,065	16,735
Asia Pacific	—	—	—	2,257	2,257

Restructuring charges, net	$19,484	$(119)	$1,811	$36,781	$57,957

	Year Ended December 31, 2011
	Q408 Restructuring Plan	Q409 Restructuring Charges	Q410 Restructuring Plan	Q111 Restructuring Plan	Q411 Restructuring Plan	Total
Americas	$5,363	$—	$(2,934)	$10,887	$8,928	$22,244
EMEA	461	(1,583)	(55)	533	1,596	952
Asia Pacific	—	—	108	266	850	1,224

Restructuring charges, net	$5,824	$(1,583)	$(2,881)	$11,686	$11,374	$24,420

Q408 Restructuring Plan. During the fourth quarter of 2008, the Company implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. The Company began to consolidate and exit selected facilities beginning in the fourth quarter of 2008 and continued this process through the second quarter of 2010. The Company vacated and ceased use of the facilities identified under the plan. Non-cancelable lease costs were determined based on the present value of remaining lease payments reduced by estimated sublease income. Present value computations use discount rates based on published Treasury risk-free interest rates, adjusted for the Company’s credit spread, which is consistent with observable credit spreads of companies with similar credit standing. The cost of exiting and terminating the Company’s facility leases was determined by referring to the contractual terms of the agreements, by evaluating the current real estate market conditions, and, where applicable, by referring to amounts in negotiation. The Company’s ability to generate the estimated amounts of sublease income, as well as to terminate lease obligations at the estimated amounts, is dependent upon the commercial real estate market conditions in certain geographies at the time the Company negotiates the lease termination and sublease arrangements with third parties. These amounts represent the Company’s best estimate of the obligations the Company expects to incur and could be subject to adjustment as market conditions change. The fair value measurement of the liability related to exited facilities involves the use of certain significant unobservable inputs and therefore falls within level 3 of the fair value hierarchy established by accounting guidance. The remaining lease obligations will be settled over the remaining lease terms which expire through fiscal 2017 and will be adjusted for changes in estimates or the impact of sublease contracts.

During the year ended December 31, 2009, the Company incurred total pre-tax cash charges for severance, facility, and other restructuring costs of $57 million related to the Q408 restructuring plan, net of reversal for adjustments to original estimates totaling $8 million. In addition to the pre-tax cash charges, the Company recorded a non-cash charge of $8 million related to the write-off of leasehold improvements, furniture and fixtures for exited facilities. During the year ended December 31, 2010, the Company incurred total pre-tax cash charges for severance, facility, and other restructuring costs of $19 million related to the Q408 restructuring plan in connection with the continued implementation of these initiatives, net of reversal for adjustments to original estimates totaling $6 million. During the year ended December 31, 2011, the Company incurred total pre-tax cash charges for facility, and other restructuring costs of $6 million related to the Q408 restructuring plan, net of reversal for adjustments to original estimates totaling $2 million.

Q209 Restructuring Plan. During the second quarter of 2009, the Company implemented new cost reduction initiatives to further reduce the Company’s worldwide workforce by approximately 5 percent. The restructuring plan involved reallocating resources to align with the Company’s strategic priorities including investing resources in some areas, reducing resources in others, and eliminating some areas of the Company’s business that did not support the Company’s strategic priorities. During the year ended December 31, 2009, the Company incurred total pre-tax cash charges of $35 million in severance and other costs related to the Q209 restructuring plan. The pre-tax cash charges were offset by an $8 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. During the year ended December 31, 2010, the Company incurred insignificant charges related to the Q209 restructuring plan. The plan was completed during the fourth quarter of 2010.

Q409 Restructuring Charges. During the fourth quarter of 2009, the Company decided to close one of its EMEA facilities and began implementation of workforce realignment at the facility to focus resources on its strategic initiatives. The Company exited the facility in the third quarter of 2010. During the year ended December 31, 2009, the Company incurred total pre-tax cash charges of $16 million in severance and other costs related to this realignment. In connection with the strategic realignment efforts, a U.S. executive of one of the Company’s acquired businesses departed. The Company incurred $19 million of non-cash stock-based compensation expense for the acceleration of certain of the executive’s stock-based awards pursuant to the acquisition agreements. During the year ended December 31, 2010, the Company incurred total pre-tax cash charges of $2 million in severance, facility and other costs related to the Q409 restructuring charges. During the year ended December 31, 2011, the Company recorded a net reversal of $2 million for adjustments to original estimates in severance and other costs related to the Q409 restructuring charges. The workforce realignment was completed during the second quarter of 2011.

Q410 Restructuring Plan. During the fourth quarter of 2010, the Company began implementation of a worldwide workforce reduction to align resources with its product strategy. The Company incurred total pre-tax cash charges of $41 million in severance and other costs related to this workforce reduction in the fourth quarter of 2010. The pre-tax cash charges were offset by a $4 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. During the year ended December 31, 2011, the Company recorded a net reversal of $3 million for adjustments to original estimates in severance and other costs related to the Q410 restructuring plan.

Q111 Restructuring Plan. During the first quarter of 2011, the Company began implementation of a workforce realignment and consolidation of certain data centers to further reduce its cost structure and improve efficiency. During the year ended December 31, 2011, the Company incurred total pre-tax cash charges of $13 million in severance, facility and other related costs related to the Q111 restructuring plan, net of reversal for adjustments to original estimates totaling $1 million. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited.

Q411 Restructuring Plan. During the fourth quarter of 2011, the Company implemented a further workforce realignment and consolidation of certain real estate facilities to focus resources as a result of the ongoing strategic review. The Company began to consolidate and exit selected facilities in the fourth quarter of 2011 and expects to continue this process through the second quarter of 2012. During the year ended December 31, 2011, the Company incurred total pre-tax cash charges of $9 million in severance, facility and other related costs related to the Q411 restructuring plan. In addition to the pre-tax cash charges, the Company recorded a non-cash charge of $2 million, the majority of which related to non-cash stock-based compensation expense for the acceleration of certain executives’ stock awards.

In addition to the charges described above, the Company currently expects to incur future charges of $16 million to $21 million primarily related to non-cancelable operating costs and accretion for exited facilities identified as part of the Q408 restructuring plan. Of the total future charges, $15 million to $20 million relate to the Americas segment, $1 million relates to the EMEA segment, and no charge relates to the Asia Pacific segment. The future charges are expected to be recorded through 2017.

Restructuring Accruals. The $49 million restructuring liability as of December 31, 2011 consists of $10 million for employee severance which the Company expects to substantially pay out by the end of the fourth quarter of 2012 and $39 million relates to non-cancelable lease costs which the Company expects to pay over the terms of the related obligations which extend to the second quarter of 2017.

The activity in the Company’s restructuring accruals for the years ended December 31, 2010 and 2011 is summarized as follows (in thousands):

	Q408 Restructuring Plan	Q209 Restructuring Plan	Q409 Restructuring Charges	Q410 Restructuring Plan	Q111 Restructuring Plan	Q411 Restructuring Plan	Total
Balance as of January 1, 2010	$59,965	$4,302	$14,765	$—	$—	$—	$79,032
Employee severance pay and related costs	431	344	975	40,992	—	—	42,742
Reversals of stock-based compensation expense	—	—	—	(4,211)	—	—	(4,211)
Non-cancelable lease, contract termination, and other charges	24,525	—	792	—	—	—	25,317
Other non-cash charges	72	—	2,725	—	—	—	2,797
Reversal of previous charges	(5,544)	(463)	(2,681)	—	—	—	(8,688)

Restructuring charges, net for the year ended December 31, 2010	$19,484	$(119)	$1,811	$36,781	$—	$—	$57,957
Cash paid	(30,650)	(3,666)	(8,386)	(7,100)	—	—	(49,802)
Non-cash reversals of stock-based compensation expense	—	—	—	4,211	—	—	4,211
Non-cash adjustments	685	(517)	(3,904)	(560)	—	—	(4,296)

Balance as of December 31, 2010	$49,484	$—	$4,286	$33,332	$—	$—	$87,102
Employee severance pay and related costs	8	—	109	3,967	11,434	6,633	22,151
(Reversals) accelerations of stock-based compensation expense	—	—	(46)	(586)	(646)	1,492	214
Non-cancelable lease, contract termination, and other charges	7,137	—	18	384	2,543	2,943	13,025
Other non-cash charges	684	—	—	—	—	306	990
Reversal of previous charges	(2,005)	—	(1,664)	(6,646)	(1,645)	—	(11,960)

Restructuring charges, net for the year ended December 31, 2011	$5,824	$—	$(1,583)	$(2,881)	$11,686	$11,374	$24,420
Cash paid	(22,018)	—	(1,494)	(27,450)	(10,130)	(1,113)	(62,205)
Non-cash reversals (accelerations) of stock-based compensation expense	—	—	46	586	646	(1,492)	(214)
Non-cash adjustments	179	—	(1,255)	244	773	83	24

Balance as of December 31, 2011	$33,469	$—	$—	$3,831	$2,975	$8,852	$49,127

As of December 31, restructuring accruals were included in the Company’s consolidated balance sheets as follows (in thousands):

	2010	2011
Accrued expenses and other current liabilities	$58,151	$26,743
Capital lease and other long-term liabilities	28,951	22,384

Total restructuring accruals	$87,102	$49,127

As of December 31, restructuring accruals by segment consisted of the following (in thousands):

	2010	2011
Americas	$68,268	$41,199
EMEA	16,895	6,948
Asia Pacific	1,939	980

Total restructuring accruals	$87,102	$49,127

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

As of December 31, 2010 and December 31, 2011, the Company had collected a total amount of $93 million and $66 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents as of December 31, 2010 and December 31, 2011, respectively, with a corresponding liability in accrued expenses and other current liabilities. The Company remitted the $93 million to Microsoft in the first quarter of 2011 and the $66 million in the first quarter of 2012. The Company’s uncollected 88 percent share in connection with the Search Agreement was $172 million and $203 million, which is included in accounts receivable, net, as of December 31, 2010 and December 31, 2011, respectively.

The Company completed the transition of its algorithmic and paid search platforms to the Microsoft platform in the U.S. and Canada in the fourth quarter of 2010. In 2011, the Company completed the transition of algorithmic search in all other markets and the transition of paid search in India. The market-by-market transition of the Company’s paid search platform to Microsoft’s platform and the migration of paid search advertisers and publishers to Microsoft’s platform are expected to continue through the first half of 2013.

Under the Search Agreement, for each market, Microsoft generally guarantees Yahoo!’s revenue per search (“RPS Guarantee”) on Yahoo! Properties only for 18 months after the transition of paid search services to Microsoft’s platform in that market. In the fourth quarter of 2011, Microsoft agreed to extend the RPS Guarantee in the U.S. and Canada through March 2013. The RPS Guarantee is calculated based on the difference in revenue per search between the pre-transition and post-transition periods. The Company records the RPS Guarantee as search revenue in the quarter the amount becomes fixed, which would typically be the quarter in which the associated shortfall in revenue per search occurred.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse the Company for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results for the years ended December 31, 2010 and December 31, 2011 reflect $268 million and $212 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

The Company’s results for the year ended December 31, 2010 also reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $81 million incurred by Yahoo! related to the Search Agreement in the year ended December 31, 2010. In addition, in the year ended December 31, 2010, $43 million was recorded for reimbursement of transition costs incurred in 2009. The 2009 transition cost reimbursements were recorded in 2010 after regulatory clearance in the U.S. and Europe was received, implementation of the Search Agreement commenced, and Microsoft became obligated to make such payments. The Company’s results for the year ended December 31, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement, which were equal to the transition costs of $26 million incurred by Yahoo! related to the Search Agreement in the year ended December 31, 2011. During the third quarter of 2011, the Company’s cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs the Company incurs in excess of the $150 million reimbursement cap are not subject to reimbursement.

In the year ended December 31, 2010, $17 million was recorded for reimbursements for employee retention costs incurred in 2010, and $5 million for employee retention costs incurred in 2009. These employee retention cost reimbursements are separate from and in addition to the $150 million of transition cost reimbursement payments and the search operating cost reimbursements.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. As of December 31, 2010, a total of $414 million of reimbursable expenses related to 2009 and 2010 had been incurred by the Company related to the Search Agreement. Of that amount, $350 million had been received from Microsoft and $64 million was classified as part of prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 31, 2010. As of December 31, 2011, a total of $238 million of reimbursable expenses related to 2011 had been incurred by the Company related to the Search Agreement. Of that amount, $16 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s consolidated balance sheets as of December 31, 2011.

Note 17    SUBSEQUENT EVENTS

Management Changes. On January 3, 2012, the Board took the following actions, effective January 9, 2012: (1) appointed Mr. Scott Thompson, 54, to serve as Chief Executive Officer and President of the Company, and (2) increased the size of the Board from nine to ten members and appointed Mr. Thompson as a director.

On January 3, 2012, the Company entered into an employment letter agreement (the “Agreement”) with Mr. Thompson. The Agreement does not have a specified term, and Mr. Thompson’s employment with the Company will be on an at-will basis.

The Agreement provides that Mr. Thompson will receive an annual base salary of $1,000,000, subject to annual review, and will be eligible to receive an annual bonus under the Company’s annual Executive Incentive Plan with a target incentive of 200% of annual base salary. The actual amount of the annual bonus will be determined by the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) based upon the Company’s financial performance and, if applicable under the Company’s Executive Incentive Plan for the relevant year, Mr. Thompson’s performance for that year. However, Mr. Thompson’s annual bonus for 2012 will not be less than 50% of his target amount for that year.

Pursuant to the Agreement, on January 27, 2012, the Compensation Committee granted Mr. Thompson an award of restricted stock units under the 1995 Stock Plan with an aggregate value of $6.5 million on the date of grant (the “Make-Whole RSUs”). The Make-Whole RSUs are scheduled to vest as to a number of stock units with a grant date value of $5.5 million on March 15, 2012 and with respect to the remaining stock units subject to the grant on March 15, 2013. On February 10, 2012, Mr. Thompson received a make-whole cash bonus of $1.5 million (the “Make-Whole Cash Bonus”). The Make-Whole RSUs and the Make-Whole Cash Bonus are intended to compensate Mr. Thompson for the forfeiture of the value of his cash bonus and equity awards from his previous employer. The Make-Whole Cash Bonus and the Make-Whole RSUs vesting in 2012 are subject to certain clawback provisions in the event that Mr. Thompson terminates his employment without good reason during the first year of employment with the Company.

Pursuant to the Agreement, on February 27, 2012, Mr. Thompson was granted stock options and restricted stock units with an aggregate value of $16 million, including inducement awards with a value of $5 million and annual grants with a value of $11 million. Half of the value was awarded in the form of stock options and half in the form of restricted stock units, with the award values converted into options or units, respectively, based on customary Company equity award conversion policies. Each of these equity awards is scheduled to vest in equal annual installments over three years and was granted on the same terms as the annual grants for 2012 made to the Company’s senior executives generally. In addition, Mr. Thompson’s restricted stock unit awards as well as the Make-Whole RSUs carry specified dividend equivalent rights, and any shares of Company common stock acquired by Mr. Thompson upon vesting of his inducement restricted stock units generally must be held by him for at least two years following his acquisition of the shares.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2010, and 2011

	Balance at Beginning of Year	Charged to Expenses	Write-Offs Net of, Recoveries	Balance at End of Year
	(In thousands)
Accounts receivable
Allowance for doubtful accounts
2009	51,600	4,607	(15,204)	41,003
2010	41,003	4,944	(22,972)	22,975
2011	22,975	18,147	(10,980)	30,142

	Balance at Beginning of Year	Charged to Expenses	Charged (Credited) to Other Accounts(*)	Balance at End of Year
	(In thousands)
Deferred tax asset valuation allowance
2009	83,550	13,521	(33,707)	63,364
2010	63,364	(1,315)	(1,873)	60,176
2011	60,176	(5,975)	(1,061)	53,140

(*)	Amounts not charged (credited) to expenses are charged (credited) to stockholders’ equity, deferred tax assets (liabilities), or goodwill.

Selected Quarterly Financial Data

(Unaudited)

	Quarters Ended
	March 31, 2010(1)	June 30, 2010(2)	September 30, 2010(3)	December 31, 2010(4)	March 31, 2011(5)	June 30, 2011(6)	September 30, 2011(7)	December 31, 2011(8)
	(In thousands, except per share amounts)
Revenue	$1,596,960	$1,601,379	$1,601,203	$1,525,109	$1,214,357	$1,229,024	$1,216,665	$1,324,153
Gross profit	$890,577	$918,657	$920,449	$967,423	$836,895	$857,869	$857,389	$929,396
Net income attributable to Yahoo! Inc.	$310,191	$213,321	$396,131	$312,020	$222,992	$236,972	$293,291	$295,572

Net income attributable to Yahoo! Inc. common stockholders per share—basic	$0.22	$0.15	$0.30	$0.24	$0.17	$0.18	$0.23	$0.24

Net income attributable to Yahoo! Inc. common stockholders per share—diluted	$0.22	$0.15	$0.29	$0.24	$0.17	$0.18	$0.23	$0.24

Shares used in per share calculation— basic	1,398,308	1,378,374	1,333,753	1,306,036	1,309,064	1,299,947	1,253,044	1,234,904

Shares used in per share calculation—diluted	1,413,432	1,390,240	1,343,094	1,311,682	1,320,185	1,308,359	1,259,576	1,241,009

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

(5)

Net income attributable to Yahoo! Inc. for the quarter ended March 31, 2011 includes Yahoo!’s non-cash loss related to an impairment of an investment held by Yahoo Japan, net of taxes, which is included in earnings in equity interests of $26 million and net restructuring charges of $11 million.

(6)

Net income attributable to Yahoo! Inc. for the quarter ended June 30, 2011 includes Yahoo!’s share of the non-cash loss related to impairments of assets held by Yahoo Japan, which is included in earnings in equity interests of $7 million and net restructuring charges of less than $1 million.

(7)

Net income attributable to Yahoo! Inc. for the quarter ended September 30, 2011 includes non-cash gain related to the dilution of the Company’s ownership interest in Alibaba Group, which is included in earnings in equity interests of $25 million and net restructuring reversal of $3 million.

(8)	Net income attributable to Yahoo! Inc. for the quarter ended December 31, 2011 includes net restructuring charges of $16 million.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has issued an attestation report regarding its assessment of the Company’s internal control over financial reporting as of December 31, 2011, which appears on page 64.

Changes in Internal Control Over Financial Reporting

There have been no changes in Yahoo!’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B.	Other Information

Executive Incentive Plan

On February 27, 2012, the Compensation and Leadership Development Committee of the Board (the “Compensation Committee”) approved the Company’s annual cash bonus plan for senior executives (the Executive Incentive Plan, or “EIP”), which will be effective for 2012. Each participant in the EIP is assigned a target bonus percentage each year that is expressed as a percentage of the participant’s annual base salary. The aggregate bonus pool available under the EIP for a particular year will equal the aggregate amount of the participants’ target bonus opportunities, multiplied by a factor that may range from 50 percent to 200 percent based on Yahoo!’s revenue ex-TAC growth rate and ex-TAC operating margin (each as defined in the EIP) for that year. Payout of 100 percent of each participant’s bonus will be determined based on the Company’s performance, although the Compensation Committee retains discretion under the EIP to reduce or eliminate the amount of any EIP bonus otherwise payable to a participant as determined based on Company performance. Participants whose employment is terminated or are under notice of termination prior to the EIP bonus payment date are generally ineligible for an EIP bonus. The foregoing summary of the EIP is qualified in its entirety by the provisions of the EIP.

The following table sets forth the 2012 EIP target bonus percentage, expressed as a percentage of the participant’s annual base salary, for the Company’s principal executive officer, principal financial officer, and the other executive officers who were named in the Summary Compensation Table of the Company’s Proxy Statement filed with the SEC on April 29, 2011 and who are currently employed as executive officers of the Company and will participate in the EIP:

Name and Principal Position	2012 Target Bonus (% of Base Salary)
Scott Thompson	200%
Chief Executive Officer

Timothy R. Morse	120%
Executive Vice President and Chief Financial Officer

Blake Irving	120%
Executive Vice President and Chief Product Officer

Ross B. Levinsohn	120%
Executive Vice President, Americas

Michael J. Callahan	90%
Executive Vice President, General Counsel and Secretary

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Yahoo!’s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements:

Page
Index To Consolidated Financial Statements
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	64
Consolidated Statements of Income for each of the three years in the period ended December 31, 2011	65
Consolidated Balance Sheets as of December 31, 2010 and 2011	66
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011	67
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2011	68
Notes to Consolidated Financial Statements	70

2. Financial Statement Schedules:

Financial Statement Schedules:
II—Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2011	114
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Supplementary Financial Data:
Selected Quarterly Financial Data (unaudited) for the two years ended December 31, 2011	115

3.	Exhibits:

The exhibits listed in the Exhibit Index (following the signatures page of this report) are filed with, or incorporated by reference in, this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February 2012.

YAHOO! INC.

By:	/S/ TIMOTHY R. MORSE
Timothy R. Morse
Chief Financial Officer

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Thompson and Timothy R. Morse, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ SCOTT THOMPSON Scott Thompson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2012

/S/ TIMOTHY R. MORSE Timothy R. Morse	Chief Financial Officer (Principal Financial Officer)	February 29, 2012

/S/ AMAN S. KOTHARI Aman S. Kothari	SVP, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

/S/ ROY J. BOSTOCK Roy J. Bostock	Chairman of the Board	February 27, 2012

/S/ ALFRED J. AMOROSO Alfred J. Amoroso	Director	February 29, 2012

/S/ PATTI S. HART Patti S. Hart	Director	February 29, 2012

/S/ SUSAN M. JAMES Susan M. James	Director	February 29, 2012

/S/ VYOMESH JOSHI Vyomesh Joshi	Director	February 29, 2012

Signature	Title	Date

/S/ DAVID W. KENNY David W. Kenny	Director	February 29, 2012

/S/ ARTHUR H. KERN Arthur H. Kern	Director	February 29, 2012

/S/ BRAD D. SMITH Brad D. Smith	Director	February 29, 2012

/S/ MAYNARD G. WEBB, JR. Maynard G. Webb, Jr.	Director	February 29, 2012

/S/ GARY L. WILSON Gary L. Wilson	Director	February 29, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

2.1	Stock Purchase and Contribution Agreement, dated as of August 10, 2005, between the Registrant and Alibaba.com Corporation (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed August 16, 2005 and incorporated herein by reference).

2.2	Amendment to the Stock Purchase and Contribution Agreement, dated as of October 24, 2005, between the Registrant and Alibaba.com Corporation (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.3	Tao Bao Share Purchase Agreement, dated as of October 24, 2005, among the Registrant, SOFTBANK CORP. and SB TB Holding Limited (previously filed as Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.4	Secondary Share Purchase Agreement, dated as of October 24, 2005, among the Registrant and certain shareholders of Alibaba.com Corporation (previously filed as Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

2.5	Shareholders Agreement, dated as of October 24, 2005, among Alibaba.com Corporation, the Registrant, SOFTBANK CORP., the Management Members, and the other shareholders named therein (previously filed as Exhibit 2.5 to the Registrant’s Current Report on Form 8-K filed October 27, 2005 and incorporated herein by reference).

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K/A filed December 20, 2010 and incorporated herein by reference).

10.1+	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(A)+	Yahoo! Inc. 1995 Stock Plan, as amended and restated on June 25, 2009 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 29, 2009 and incorporated herein by reference).

10.2(B)+	Form of Stock Option Agreement, including Notice of Stock Option Grant, under the Yahoo! Inc.1995 Stock Plan (previously filed as Exhibit 10.2(B) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(C)+	Form of Stock Option Agreement for Executives, including Notice of Stock Option Grant to Executive, under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(C) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.2(D)+	Form of Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(D) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(E)+	Form of Restricted Stock Unit Award Agreement for Executives under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(E) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.2(F)+*	Form of Restricted Stock Unit Award Agreement for Executives (version 2) under the Yahoo! Inc. 1995 Stock Plan.

10.2(G)+	Form of Performance Restricted Stock Unit Award Agreement (TSR version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.2(H)+	Form of Performance Restricted Stock Unit Award Agreement (OCF version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(I) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.2(I)+	Form of First Letter Amendment (2010) to Performance Restricted Stock Unit Award Agreement (OCF version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(H) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.2(J)+	Form of Second Letter Amendment (2011) to Performance Restricted Stock Unit Award Agreement (OCF version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(I) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.2(K)+	Form of Performance Restricted Stock Unit Award Agreement (2010 AFP version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(I) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.2(L)+	Form of Letter Amendment (2011) to Performance Restricted Stock Unit Award Agreement (2010 AFP version) under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(K) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.2(M)+*	Form of Second Letter Amendment (2012) to Performance Restricted Stock Unit Award Agreement (2010 AFP version) under the Yahoo! Inc. 1995 Stock Plan.

10.2(N)+	Form of Performance Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.2(L) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.2(O)+	Form of Restricted Stock Award Agreement under the Yahoo! 1995 Stock Plan (previously filed as Exhibit 10.2(F) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.2(P)+	Form of Stock Appreciation Rights Award Agreement under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.23(D) to the Registrant’s Quarterly Report on Form 10-Q filed August 8, 2007 and incorporated herein by reference).

10.3(A)+	Yahoo! Inc. 1996 Employee Stock Purchase Plan, as amended and restated on February 7, 2011 (previously filed as Exhibit 10.3(A) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

Exhibit Number	Description

10.3(B)+	Form of Enrollment Agreement under the Yahoo! Inc. Amended and Restated 1996 Employee Stock Purchase Plan (previously filed as Exhibit 10.3(B) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.4(A)+	Yahoo! Inc. 1996 Directors’ Stock Plan, as amended and restated June 24, 2010 (previously filed as Exhibit 10.4(A) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 and incorporated herein by reference).

10.4(B)+	Form of Director Nonstatutory Stock Option Agreement, including Notice of Grant, under the Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.4(B) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 and incorporated herein by reference).

10.4(C)+	Form of Notice of Restricted Stock Unit Grant and Director Restricted Stock Unit Award Agreement under the Yahoo! Inc. 1996 Directors’ Stock Plan (previously filed as Exhibit 10.4(C) to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2010 and incorporated herein by reference).

10.5	Joint Venture Agreement dated April 1, 1996 by and between the Registrant and SOFTBANK Corporation (previously filed as Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed March 21, 2003 and incorporated herein by reference).

10.6	Amendment Agreement dated September 17, 1997 by and between Registrant and SOFTBANK Corporation (previously filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed March 21, 2003 and incorporated herein by reference).

10.7	Yahoo Japan License Agreement dated April 1, 1996 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.43 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on December 23, 2002 and incorporated herein by reference).

10.8	Amendment to Yahoo Japan License Agreement dated September 12, 1997 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.40 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-3, Registration No. 333-100298, filed on November 27, 2002 and incorporated herein by reference).

10.9	Amendment No. 2 to Yahoo Japan License Agreement dated January 31, 2005 by and between the Registrant and Yahoo Japan Corporation (previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed March 11, 2005 and incorporated herein by reference).

10.10+*	Summary of Compensation Payable to Named Executive Officers.

10.11+*	Yahoo! Inc. Executive Incentive Plan.

10.12+	Form of Severance Agreement (previously filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.13+	Yahoo! Inc. Change in Control Employee Severance Plan for Level I and Level II Employees, as amended on December 10, 2008 (previously filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(A)+	Employment Agreement Letter, dated January 13, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 15, 2009 and incorporated herein by reference).

Exhibit Number	Description

10.14(B)+	Notice of Stock Option Grant and Stock Option Award Agreement, dated January 30, 2009, between the Registrant and Carol Bartz (previously filed as Exhibits 10.17(B) and 10.17(C), respectively, to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(C)+	Stock Option Award Agreement, including Notice of Stock Option Grant, dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(E) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(D)+	Performance Restricted Stock Unit Award Agreement (TSR version), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(G) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(E)+	Performance Restricted Stock Unit Award Agreement (OCF version), dated February 25, 2009, between the Registrant and Carol Bartz (previously filed as Exhibit 10.17(H) to the Registrant’s Annual Report on Form 10-K filed February 27, 2009 and incorporated herein by reference).

10.14(F)+	Form of Stock Option Award Agreement, including Notice of Stock Option Grant—2010, between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.14(H) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.14(G)+	Form of Performance Restricted Stock Unit Award Agreement (TSR version)—2010 between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.14(J) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.14(H)+	Form of Performance Restricted Stock Unit Award Agreement (AFP version)—2010 between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.14(K) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.14(I)+	Form of Stock Option Award Agreement, including Notice of Stock Option Grant, between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.16(L) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.14(J)+	Form of Performance Restricted Stock Unit Award Agreement between the Registrant and Carol Bartz under the Yahoo! Inc. 1995 Stock Plan (previously filed as Exhibit 10.16(N) to the Registrant’s Annual Report on Form 10-K filed February 28, 2011 and incorporated herein by reference).

10.15+	Employment Letter Agreement, dated June 5, 2009, between the Registrant and Timothy R. Morse (previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2009 and incorporated herein by reference).

10.16(A)†	Letter Agreement, dated July 29, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.21(A) to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2009 and incorporated herein by reference).

10.16(B)†	Search and Advertising Services and Sales Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(B) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

10.16(C)†	License Agreement, dated December 4, 2009, between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(C) to the Registrant’s Annual Report on Form 10-K filed February 26, 2010 and incorporated herein by reference).

Exhibit Number	Description

10.16(D)†	First Amendment to Search and Advertising Services and Sales Agreement, dated as of July 14, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(D) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.16(E)†	Second Amendment to Search and Advertising Services and Sales Agreement, dated as of October 10, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(E) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.16(F)†	Third Amendment to Search and Advertising Services and Sales Agreement, dated as of March 31, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(F) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.16(G)†	Amendment No. 1 to License Agreement, dated as of October 10, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(G) to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.16(H)†	Fourth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of December 13, 2010, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(H) to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q filed December 2, 2011 and incorporated herein by reference).

10.16(I)†	Fifth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of July 2, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(I) to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q filed December 2, 2011 and incorporated herein by reference).

10.16(J)†	Sixth Amendment to Search and Advertising Services and Sales Agency Agreement, dated as of October 14, 2011, by and between the Registrant and Microsoft Corporation (previously filed as Exhibit 10.18(J) to the Registrant’s Quarterly Report on Form 10-Q filed November 7, 2011 and incorporated herein by reference).

10.17+	Employment Offer Letter, dated May 28, 2010, between the Registrant and Blake Irving (previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).

10.18+	Employment Offer letter, dated October 27, 2010, between the Registrant and Ross Levinsohn (previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2011 and incorporate herein by reference).

10.19†	Framework Agreement, dated as of July 29, 2011, by and among the Registrant, Alibaba Group Holding Limited, Softbank Corp., Alipay.com Co., Ltd., APN Ltd., Zhejiang Alibaba E-Commerce Co., Ltd., Jack Ma Yun, Joseph C. Tsai and certain joinder parties (previously filed as Exhibit 10.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed August 12, 2011 and incorporated herein by reference).

10.20(A)+	Letter Agreement, dated January 3, 2012, between the Registrant and Scott Thompson (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2012 and incorporated herein by reference).

10.20(B)+*	Form of Restricted Stock Unit Award Agreement (CEO Make-Whole Grant) between the Registrant and Scott Thompson.

Exhibit Number	Description

10.20(C)+*	Form of Restricted Stock Unit Award Agreement (CEO Inducement Grant) between the Registrant and Scott Thompson.

10.20(D)+*	Form of Restricted Stock Unit Award Agreement (CEO Annual Grant) between the Registrant and Scott Thompson.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see the signature page of this Annual Report on Form 10-K.)

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 29, 2012.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated February 29, 2012.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated February 29, 2012.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

+	Indicates a management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.