Form 10-K/A
period 2011-12-31
YAHOO INC
filed 2012-04-27
CIK 1011006

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) originally filed on February 29, 2012 (the “Original Filing”) by Yahoo! Inc., a Delaware corporation (“Yahoo!,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

In Yahoo!’s filings with the Securities and Exchange Commission (“SEC”), information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the “Compensation Committee Report” contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC. In addition, this Amendment includes several website addresses. Those website addresses are intended to provide inactive, textual references only. The information on those websites is not part of this Amendment.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Yahoo!. The names of our current executive officers, their ages as of April 5, 2012 and their positions with the Company are set forth below, followed by certain other information about them:

Name	Age	Position
Scott Thompson	54	Chief Executive Officer, President and Director
Michael J. Callahan	43	Executive Vice President, General Counsel and Secretary
David Filo	45	Chief Yahoo
Blake J. Irving	52	Executive Vice President and Chief Product Officer
Ross B. Levinsohn	48	Executive Vice President, Americas
Timothy R. Morse	43	Executive Vice President and Chief Financial Officer

Mr. Thompson has served as our Chief Executive Officer and President and as a member of our Board since January 2012. Mr. Thompson served as President of PayPal, a division of eBay, Inc., an internet auction and shopping company, from January 2008 until January 2012. From February 2005 to January 2008, Mr. Thompson served as PayPal’s Senior Vice President, Chief Technology Officer. From September 2001 to February 2005, Mr. Thompson served as Executive Vice President of Technology Solutions at Inovant, LLC, a subsidiary of Visa USA, a U.S. payment technology company. From 1998 to September 2001, Mr. Thompson was Chief Technology Officer and Executive Vice President of Technology & Support Services for Visa USA. Mr. Thompson also serves on the board of directors of F5 Networks, Inc., a provider of solutions for the delivery of software applications across networks, and Splunk Inc., a provider of enterprise software for collecting, indexing and harnessing machine data. Mr. Thompson holds a Bachelor’s degree in accounting and computer science from Stonehill College. Mr. Thompson was selected as a director principally because, as the Company’s Chief Executive Officer and President, he has in-depth knowledge of the Company’s operations, strategy, financial condition and competitive position. In addition, Mr. Thompson has a deep understanding of global online businesses, experience in transforming business models to deliver growth and increased value, and experience in integrating customer experience with innovative technology. Mr. Thompson also possesses strong organizational and operational skills.

Mr. Callahan became Executive Vice President in April 2007 and has served as General Counsel and Secretary since September 2003. Mr. Callahan served as Senior Vice President from September 2003 to April 2007. Prior to that, Mr. Callahan served as Deputy General Counsel and Assistant Secretary from June 2001 to September 2003 and served in various other positions in the Yahoo! legal department from December 1999 to June 2001. Prior to joining Yahoo! in December 1999, Mr. Callahan held positions with Electronics for Imaging Inc., a digital printing technology company, and the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Callahan holds a Bachelor’s degree in International Affairs and Arab Studies from the School of Foreign Service at Georgetown University and a J.D. degree from the University of Connecticut.

Mr. Filo, a founder of Yahoo! and Chief Yahoo, has served as an officer of Yahoo! since March 1995, and served as a director of Yahoo! from its founding through February 1996. Mr. Filo is involved in guiding Yahoo!’s vision, is involved in many key aspects of the business at a strategic and operational level, and is a stalwart of the Company’s employee culture and morale. Mr. Filo co-developed Yahoo! in 1994 while working towards his Ph.D. in electrical engineering at Stanford University, and co-founded Yahoo! in 1995. Mr. Filo holds a Bachelor’s degree in computer engineering from Tulane University and a Master’s degree in electrical engineering from Stanford University.

Mr. Irving became our Executive Vice President and Chief Product Officer in May 2010. His service with the Company will end on April 30, 2012. Prior to joining Yahoo!, Mr. Irving served as a member of the faculty at Pepperdine University’s Graziadio School of Business and Management in Malibu, California from 2008 to March 2010. Previously, Mr. Irving served in various positions at Microsoft Corporation, a software and Internet services company, from 1992 to 2007, most recently as corporate vice president of Microsoft’s Windows Live Platform group, which was responsible for building and operating Microsoft’s Internet-scale services platform, advertiser and developer ecosystem. Before joining Microsoft, Mr. Irving held development and marketing management positions at Xerox Corp., a document management technology company, Oki Electric Industry Co. Ltd., a manufacturer of telecommunications equipment, and Compaq Computer Corp., a manufacturer of personal computers (now part of Hewlett-Packard Company). He holds a Bachelor’s degree from San Diego State University and an M.B.A. degree from Pepperdine University.

Mr. Levinsohn became our Executive Vice President, Americas in November 2010. He was the co-founder and managing director of Fuse Capital (formerly Velocity Interactive Group), an investment firm focused on digital media and communications, from August 2007 to November 2010. From 2000 to 2006, he served in leadership roles at News Corporation, a media and entertainment company, including as President of Fox Interactive Media from January 2005 to December 2006, Senior Vice President and General Manager of Fox Sports Interactive Media from January 2001 to January 2005, and Senior Vice President of News Digital Media from 2000 to January 2001. Currently, he also serves as a director of Freedom Communications, a media company operating newspapers and television stations. He holds a Bachelor’s degree from American University.

Mr. Morse became our Executive Vice President and Chief Financial Officer in July 2009. He also served as our Interim Chief Executive Officer and President from September 2011 to January 2012. Previously, Mr. Morse served as Senior Vice President and Chief Financial Officer of Altera Corporation, a semiconductor company specializing in programmable logic devices for communications, industrial, and consumer applications, from January 2007 to June 2009. Prior to joining Altera, Mr. Morse held various positions in financial management with General Electric (“GE”), a diversified technology, media and financial services company, starting in the GE Capital division in 1991 and moving to the GE Appliances division in 1994 before joining the GE Plastics division in 1997. In July 2005, Mr. Morse was named the Chief Financial Officer and General Manager, Business Development for GE Plastics. Currently, Mr. Morse also serves as a director of Alibaba Group Holding Limited, a privately-held company which manages investments in several Asia-based Internet businesses. Mr. Morse holds a Bachelor’s degree in Finance and Operations/Strategic Management from Boston College.

OUR DIRECTORS

Our Board currently consists of fourteen directors. Directors Roy J. Bostock, Vyomesh Joshi, Arthur H. Kern and Gary L. Wilson have volunteered not to stand for re-election at the 2012 annual meeting of Yahoo! shareholders (the “annual meeting”) and will no longer serve on the Board following the election of directors at the annual meeting. The Board has reduced the size of the Board from fourteen to ten directors, effective upon the election of directors at the annual meeting.

The names of our directors, their ages as of April 5, 2012 and their positions with the Company are set forth below, followed by certain other information about them:

Name	Age	Position
Scott Thompson	54	Chief Executive Officer, President and Director
Roy Bostock	71	Chairman of the Board
Alfred J. Amoroso(1)	62	Director
Patti S. Hart(2)(3)	56	Director
John D. Hayes	57	Director
Susan M. James(2)(4)	66	Director
Vyomesh Joshi(1)(2)	58	Director
David W. Kenny(1)(3)	50	Director
Arthur H. Kern(3)(4)	65	Director
Peter Liguori	51	Director
Thomas J. McInerney	47	Director
Brad D. Smith(1)(4)	47	Director
Maynard G. Webb, Jr.	56	Director
Gary L. Wilson(1)(2)	72	Director

(1)	Member of the Transactions and Strategic Planning Committee (the “Transactions Committee”).

(2)	Member of the Audit and Finance Committee (the “Audit Committee”).

(3)	Member of the Nominating and Corporate Governance Committee (the “Nominating/Governance Committee”).

(4)	Member of the Compensation and Leadership Development Committee (the “Compensation Committee”).

Set forth below is a brief biographical description of each of our directors. The primary individual experience, qualifications, attributes and skills of each of our directors that led to the Nominating/Governance Committee’s and Board’s conclusion that such director should serve as a member of the Board are also described in the following paragraphs.

Mr. Thompson’s biography is set forth under the heading “Our Executive Officers.”

Mr. Bostock has served as the Chairman of our Board since January 2008 and has been a member of our Board since May 2003. He has served as Vice Chairman of the Board of Delta Air Lines, Inc. since October 2008 and as a principal of Sealedge Investments, LLC, a diversified private investment firm, since 2002. He serves as Chairman Emeritus of The Partnership at Drugfree.org (formerly The Partnership for a Drug-Free America), a not-for-profit corporation creating advertising to reduce the use of illicit drugs in the United States, and served as its Chairman of the Board from December 2002 until February 2010. Mr. Bostock joined the board of directors of Northwest Airlines Corporation, the parent of Northwest Airlines, Inc., in April 2005 and served as the Chairman of its Board from May 2007 until its merger with Delta Air Lines, Inc. in October 2008. He also served as Chairman of the Board of the Committee for Economic Development, a Washington, D.C.-based public policy group, from 2002 to 2005. Mr. Bostock served as Chairman of the Board of BCom3 Group, Inc., a global advertising agency group (now part of Publicis Groupe S.A. (“Publicis”), an advertising and communications company), from January 2000 to mid 2001. From July 1990 to January 2000, Mr. Bostock served as Chairman and Chief Executive Officer of D’Arcy Masius Benton & Bowles, Inc., an advertising and marketing services firm, and its successor company, The MacManus Group, Inc. Currently, Mr. Bostock also serves as a director of Morgan Stanley, a financial services firm. Mr. Bostock holds a Bachelor’s degree from Duke University and an M.B.A. degree from Harvard University. Mr. Bostock was selected as a director because of his broad leadership experience and consensus-building skills as non-executive Chairman of the Board at the Company and at other leading companies, and his deep knowledge of the advertising industry and broad business and general management background from his experience as Chief Executive Officer of a global advertising and marketing services company. Mr. Bostock also brings to his role as Chairman extensive experience serving on boards and committees of complex global public companies.

Mr. Amoroso has served as a member of our Board since February 2012. Mr. Amoroso has served as an Executive Advisor to the senior management of Rovi Corporation (“Rovi”), a provider of digital entertainment technology, since December 2011. Mr. Amoroso served as the President and Chief Executive Officer of Rovi from July 2005 to December 2011 and served on Rovi’s board of directors from July 2005 through April 2012. Mr. Amoroso served on the board of directors of Foundry Networks, Inc., a provider of networking hardware, from October 2000 to December 2008 and as Chairman from January 2007 to December 2008. Previously, he served as an advisor in the Information Technology and Communications practice of Warburg Pincus, an investment firm, from September 2004 to June 2005. From July 2002 to August 2004, Mr. Amoroso served as the President, Chief Executive Officer and Vice Chairman of META Group, an information technology research and advisory firm. From October 1999 until its merger with International Business Machines (“IBM”) in January 2002, Mr. Amoroso served as President, Chief Executive Officer and as a director of CrossWorlds Software, Inc., a provider of business process integration software. From November 1993 to October 1999, Mr. Amoroso held various positions at IBM, a global technology company, including as a member of the worldwide management committee. Mr. Amoroso holds a Bachelor’s degree in systems engineering and a Master’s degree in operations research from Polytechnic Institute of Brooklyn. Mr. Amoroso was selected as a director due to his extensive senior management experience with global technology companies, including transformational leadership experience, and his experience serving on public company boards and committees.

Ms. Hart has served as a member of our Board since June 2010. Ms. Hart was appointed as the Chief Executive Officer of International Game Technology (“IGT”), a global provider of electronic gaming equipment and systems products, in April 2009 and has served on its board of directors since June 2006. Ms. Hart also served as President of IGT from April 2009 until July 2011. Prior to joining IGT, Ms. Hart was the Chairman and Chief Executive Officer of Pinnacle Systems, Inc., a digital video hardware and software company (now a subsidiary of Avid Technology, Inc.), from 2004 to 2005, and of Excite@Home, Inc., a high-speed broadband Internet service provider, from 2001 to 2002. She previously served as a director of Korn/Ferry International, Inc., an executive search firm, Lin TV Corporation, a television station holding company, and Spansion LLC, a flash-memory chip manufacturer. Ms. Hart holds a Bachelor’s degree in marketing and economics from Illinois State University. Ms. Hart was selected as a director due to her extensive leadership experience in consumer Internet and technology companies, her experience in relevant technology platforms including video and broadband, and her public company board and committee experience.

Mr. Hayes has served as a member of our Board since April 2012. Mr. Hayes has served as Executive Vice President of American Express Company, a global financial services company, since May 1995 and as Chief Marketing Officer since August 2003. Mr. Hayes served as President of Lowe & Partners, an advertising agency, from 1992 to 1994. Mr. Hayes is a member of the Board of Regents of Seton Hall University. Mr. Hayes holds a Bachelor’s degree in communications from Seton Hall University. Mr. Hayes was selected as a director due to his extensive senior leadership experience at a global services company and his deep expertise in advertising and digital marketing. Mr. Hayes was also selected for his experience in customer and brand engagement through leveraging social, digital and next generation technology platforms in the consumer and business to business marketing arena.

Ms. James has served as a member of our Board since January 2010. Ms. James joined Ernst & Young LLP, a global accounting services firm, in 1975, serving as a partner from 1987 until her retirement in June 2006, and as a consultant from June 2006 to December 2009. During her tenure with Ernst & Young, she was the lead partner or partner-in-charge of audit work for a number of significant technology companies, including Intel Corporation, Sun Microsystems, Amazon.com, Inc., Autodesk, Inc., and Hewlett-Packard Company, as well as for the Ernst & Young North America Global Account Network. She also served on the Ernst & Young Americas Executive Board of Directors from January 2002 through June 2006. Currently, Ms. James serves as a director of Applied Materials, Inc., a supplier of nanotechnology materials, and Coherent, Inc., a laser and optical component manufacturer. She is a certified public accountant (inactive) and a member of the American Institute of Certified Public Accountants. Ms. James also serves as President and on the board of directors of the Tri-Valley Animal Rescue, a non-profit organization dedicated to providing homes for homeless pets. Ms. James holds Bachelor’s degrees from Hunter College and San Jose State University. Ms. James was selected as a director due to her extensive auditing experience and financial expertise, including at complex global technology companies, as well as her senior leadership experience, which provide a strong foundation to serve as the Chair of our Audit Committee.

Mr. Joshi has served as a member of our Board since July 2005. Mr. Joshi served as an officer of Hewlett-Packard Company, a consumer electronics company, from 2001 to April 2012, including as Executive Vice President of Hewlett-Packard’s Imaging and Printing Group. Mr. Joshi served as Chairman of Phogenix Imaging LLC, a joint venture between Hewlett-Packard Company and Eastman Kodak Company, from 2000 until May 2003. Mr. Joshi holds a Master’s degree in electrical engineering from Ohio State University. Mr. Joshi was selected as a director due to his deep understanding of technology and his significant global operational, strategic and management skills from his leadership positions in Hewlett-Packard Company, one of the world’s largest and most established organizations.

Mr. Kenny has served as a member of our Board since April 2011. Since January 2012, Mr. Kenny has served as Chairman and Chief Executive Officer of The Weather Channel Companies, a group of companies providing weather news and data. He served as President of Akamai Technologies, Inc., a service provider for accelerating and improving the delivery of content and applications over the Internet, from September 2010 to October 2011, as a director from July 2007 to October 2011 and as Senior Advisor from October 2011 to December 2011. From June 2008 to June 2010, Mr. Kenny was Managing Partner of VivaKi, which is the media and digital arm of Publicis. He served on the Directoire (Management Board) of Publicis from January 2008 to June 2010. From August 1997 to May 2008, Mr. Kenny was Chief Executive Officer of Digitas, Inc., a relationship marketing services firm which was acquired by Publicis in 2007. He was a director of Digitas from 1997 to 2008 and Chairman from 1999 to 2008. Mr. Kenny currently serves as a director of Teach For America, a non-profit organization dedicated to eliminating educational inequity. He was a director of The Corporate Executive Board Company, which provides research and analysis on corporate strategy and operations, from February 1999 to August 2010. Mr. Kenny holds a Bachelor’s degree from the General Motors Institute (Kettering University) and an M.B.A. degree from Harvard University. Mr. Kenny was selected as a director due to his extensive senior leadership experience with global digital media, advertising and technology companies.

Mr. Kern has served as a member of our Board since January 1996. Mr. Kern has been an investor in several media and marketing companies. Mr. Kern was also co-founder and Chief Executive Officer of American Media, Inc., a group owner of commercial radio stations sold to AMFM (now part of Clear Channel Communications, Inc.) in October 1994. Currently, Mr. Kern also serves as a director of the Prostate Cancer Foundation and the Tiburon Peninsula Foundation, a director and vice-chair of the UCSF Foundation and a trustee and vice chair of the Environmental Defense Fund. He previously served as a director of Digitas. Mr. Kern holds a Bachelor’s degree from Yale University. Mr. Kern was selected as a director due to his extensive knowledge of the digital advertising and media broadcasting industries and his in-depth knowledge of the Company’s business, strategy, competitive landscape, and management team, given his service on the Company’s Board for more than 15 years and as Chairman of our Compensation Committee.

Mr. Liguori has served as a member of our Board since April 2012. Mr. Liguori served as Senior Executive Vice President and Chief Operating Officer of Discovery Communications, Inc., a global media and entertainment company, from January 2010 to December 2011. From March 2009 to December 2009, Mr. Liguori was a consultant to Comcast Corp., a cable television, internet and telephone service provider. Prior to that, Mr. Liguori served as Chairman, Entertainment of Fox Broadcasting Company (“Fox”), a commercial broadcasting television network, from July 2007 until March 2009 and had served as President, Entertainment of Fox since 2005. Prior to that, Mr. Liguori served as the President and Chief Executive Officer of FX Networks, an entertainment cable network owned by Fox, from 1998 until 2005. Mr. Liguori is a director of The Topps Company, Inc., a manufacturer of chewing gum, candy and collectibles, and MGM Holdings Inc., the ultimate parent company of the MGM family of companies, including Metro-Goldwyn-Mayer Studios Inc., a producer and distributor of motion pictures, television programming, home video and interactive media. Mr. Liguori holds a Bachelor’s degree from Yale University. Mr. Liguori was selected as a director due to his extensive senior leadership experience in global media and entertainment companies and his longtime expertise in consumer marketing, media and programming.

Mr. McInerney has served as a member of our Board since April 2012. Mr. McInerney served as Executive Vice President and Chief Financial Officer of IAC/InterActiveCorp (“IAC”), an Internet company, from January 2005 to March 2012. From January 2003 through December 2005, he also served as Chief Executive Officer of the retailing division of IAC (which included HSN, Inc. and Cornerstone Brands). From May 1999 to January 2003, Mr. McInerney served as Executive Vice President and Chief Financial Officer of Ticketmaster Entertainment, Inc. (“Ticketmaster”), formerly Ticketmaster Online-CitySearch, Inc., a live entertainment ticketing and marketing company which was acquired by IAC. From 1988 to 1999, Mr. McInerney worked at Morgan Stanley, a global financial services firm, most recently as a Principal. Mr. McInerney serves on the board of directors of HSN, Inc., a television and online retailer, and Interval Leisure Group, Inc., a provider of membership and leisure services to the vacation industry. He holds a Bachelor’s degree in economics from Yale University and an M.B.A. degree from Harvard University. Mr. McInerney was selected as a director due to his extensive senior leadership experience at a complex Internet company, his expertise in finance, restructuring, mergers and acquisitions and operations and his public company board and committee experience.

Mr. Smith has served as a member of our Board since June 2010. Mr. Smith has served as President and Chief Executive Officer of Intuit Inc., a provider of business and financial management software, and as member of its board of directors since January 2008. He was Senior Vice President and General Manager of Intuit’s Small Business Division from May 2006 to December 2007 and Senior Vice President and General Manager of Intuit’s QuickBooks from May 2005 to May 2006. He also served as Senior Vice President and General Manager of Intuit’s Consumer Tax Group from March 2004 until May 2005 and as Vice President and General Manager of Intuit’s Accountant Central and Developer Network from February 2003 to March 2004. Prior to joining Intuit in 2003, Mr. Smith was Senior Vice President of Marketing and Business Development of Automatic Data Processing, Inc., a provider of business outsourcing solutions, where he held several executive positions from 1996 to 2003. Mr. Smith holds a Bachelor’s degree in business administration from Marshall University and a Master’s degree in management from Aquinas College. Mr. Smith was selected as a director due to his deep experience with the distribution of large scale software solutions over the Internet and related next generation storage and hosting strategies. In addition, Mr. Smith has extensive experience in consumer products and general management from his service as Chief Executive Officer of a leading consumer software company.

Mr. Webb has served as a member of our Board since February 2012. Mr. Webb founded Webb Investment Network, a seed-stage venture capital firm (“WIN”), in June 2010 and serves as its sole Limited Partner. Mr. Webb has served as Chairman of the Board of LiveOps, Inc., a provider of cloud contact center solutions, since December 2008 and served as its Chief Executive Officer from December 2006 to July 2011. From June 2002 to August 2006, Mr. Webb served as Chief Operating Officer of eBay, Inc., an online global marketplace, and from August 1999 to June 2002, he served as President of eBay Technologies. Prior to that, Mr. Webb served as Senior Vice President and Chief Information Officer at Gateway, Inc., a computer manufacturer, and Vice President and Chief Information Officer at Bay Networks, Inc., a manufacturer of computer networking products.

Mr. Webb currently serves as a director of salesforce.com, inc., a provider of enterprise cloud computing and social enterprise solutions. Mr. Webb previously served as a director of Gartner, Inc., an information technology research and advisory firm; Hyperion Solutions Corp., a business performance management software company acquired by Oracle Corp. in 2007; and of various private companies, including AdMob, Inc., a mobile advertising company acquired by Google, Inc. in 2009, and Baynote Inc., a provider of personalized customer experience solutions. Mr. Webb holds a Bachelor’s degree from Florida Atlantic University. Mr. Webb was selected as a director due to his extensive senior leadership experience in management, engineering and technical operations, including his transformational leadership at a global consumer Internet company, his mobile advertising experience and his deep knowledge of platform dependent environments.

Mr. Wilson has served as a member of our Board since November 2001. Mr. Wilson is a private investor and has been General Partner of Manhattan Pacific Partners, a private equity company, since May 2009. Mr. Wilson served as Chairman of the Board of Northwest Airlines Corporation, the parent of Northwest Airlines, Inc., from April 1997 to May 2007, as Co-Chairman of the Board from 1991 to 1997 and as a director from 1989 to May 2007. He served as Executive Vice President and Chief Financial Officer of the Walt Disney Company, a media and entertainment company, from 1985 to 1989 and served as a director from 1985 to 2006. Prior to that time, Mr. Wilson served for 11 years in various executive positions at Marriott Corp., an airline food service provider and operator of hotels, restaurants and theme parks, including as Executive Vice President and Chief Financial Officer. Currently, Mr. Wilson also serves as a director of CB Richard Ellis Group, Inc., a Trustee Emeritus of Duke University and a member of the Board of Overseers of the Keck School of Medicine of the University of Southern California. Mr. Wilson holds a Bachelor’s degree from Duke University and an M.B.A. degree from the Wharton Graduate School of Business. Mr. Wilson was selected as a director due to his global financial, strategic planning and management expertise having served as Chairman of a major global public company and as a director and Chief Financial Officer of a global media and entertainment company. Mr. Wilson’s financial expertise is a valuable asset to the Company, the Board, and the Audit Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2011 all filing requirements applicable to the Reporting Persons were timely met.

CODE OF ETHICS

The Board has adopted a code of ethics, which is posted on the Company’s website at www.yahoo.com. The code of ethics may be found as follows: From our main webpage, first click on “Company Info” at the bottom of the page, then on “Corporate Governance” under the “Investor Relations” heading and then click on “Yahoo! Code of Ethics” under the “Document” heading.

The Company’s code of ethics applies to the Company’s directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Global Controller, and to contractors of the Company. The code of ethics sets forth the fundamental principles and key policies and procedures that govern the conduct of the Company’s business. The Company’s employees receive training on the code of ethics. We intend to disclose any amendment to, or waiver from, certain provisions of the code of ethics for our directors and executive officers, including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Global Controller or persons performing similar functions, by posting such information on our website, at the address and location specified above.

AUDIT AND FINANCE COMMITTEE

The Company has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. The Audit Committee consists of Mses. James (Chair) and Hart and Messrs. Joshi and Wilson. The Audit Committee (i) is responsible for the appointment, retention and termination of the Company’s independent registered public accounting firm, (ii) monitors the effectiveness of the audit effort, the Company’s financial and accounting organization and its system of internal controls and disclosure controls, and (iii) oversees certain financial activities of the Company, including management’s financial risk assessment and financial risk management policies. Each member of the Audit Committee is independent within the meaning of applicable SEC rules, the listing standards of the NASDAQ Stock Market (“NASDAQ”), and the Company’s Corporate Governance Guidelines (the “Guidelines”). The Board has determined that each of Ms. James and Mr. Wilson qualifies as an audit committee financial expert within the meaning of SEC rules and is an Independent Director (as defined below).

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

Each non-employee director receives an annual retainer fee of $80,000 and an additional fee of $2,000 for in-person attendance at any meeting of the Board in excess of six meetings in a calendar year. The non-executive Chairman of the Board receives an annual fee of $200,000, the chair of the Audit Committee receives an annual fee of $35,000, each member of the Audit Committee (other than the chair) receives an annual fee of $10,000, the Chair of the Transactions Committee receives an annual fee of $35,000, each member of the Transactions Committee (other than the chair) receives an annual fee of $10,000 and the chair of each of the Compensation and Nominating/Governance Committees receives an annual fee of $15,000. In 2011, the chair of the Search Committee also received an annual fee of $15,000. In addition, non-employee directors may participate in the Company’s matching gifts program which provides up to $1,000 in matching contributions per calendar year to eligible non-profit organizations. The Company also reimburses its non-employee directors for their out-of-pocket expenses incurred in connection with attendance at Board, committee and shareholder meetings, and other business of the Company.

The 1996 Directors’ Stock Plan (the “Directors’ Plan”) provides that each non-employee director of the Company serving on the Board immediately following an annual meeting of the Company’s shareholders will receive a grant of restricted stock units equal to a number to be determined by dividing $220,000 by the closing price of the Company’s common stock on the date of grant. New directors appointed or elected to the Board (other than in connection with an annual meeting) will receive an initial grant of restricted stock units upon their appointment or election, with the number of units subject to the grant to be determined as described above and pro-rated based on the portion of the year that has passed since the last annual meeting. The restricted stock units vest on a quarterly basis, with the final installment of annual grants vesting on the first to occur of the first anniversary of the date of grant of the award or the day before the annual meeting of shareholders for the calendar year following the year in which the award is granted. The vesting schedule for a prorated grant to a new director will coincide with the remaining vesting schedule applicable to the most recent round of the Company’s annual grants to non-employee directors. The restricted stock units will generally be paid in an equivalent number of shares of common stock on the earlier of the date the non-employee director’s service terminates and the last quarterly vesting date of the award, subject to any election by the non-employee director to defer the payment date. Subject to the aggregate share limit set forth in the Directors’ Plan, the Board may from time to time prospectively change the relative mixture of stock options and restricted stock units for the initial and annual award grants to non-employee directors and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval.

The Directors’ Plan provides certain benefits that are triggered by certain corporate transactions or death or total disability. In the event of the dissolution or liquidation of the Company, consummation of a sale of all or substantially all of the assets of the Company, or consummation of the merger or consolidation of the Company with or into another corporation in which the Company is not the surviving corporation or any other capital reorganization in which more than 50 percent of the shares of the Company entitled to vote are exchanged (a “Corporate Transaction”), options and restricted stock units granted under the Directors’ Plan will become fully vested, and the Company will provide each director optionee either a reasonable time within which to exercise the option or a substitute option with comparable terms as to an equivalent number of shares of stock of the corporation succeeding the Company or acquiring its business by reason of such Corporate Transaction. Outstanding restricted stock units will generally be paid in an equivalent number of shares of common stock immediately prior to the effectiveness of such Corporate Transaction. In the event of the director’s death or total disability, options and restricted stock units granted under the Directors’ Plan will become fully vested and, in the case of restricted stock units, immediately payable.

Under the Directors’ Plan, a non-employee director may elect to have his or her fees that would otherwise be paid in cash converted into an award of either stock options or restricted stock units granted under the Directors’ Plan. If the director elects a stock option, the option would cover a number of shares of the Company’s common stock determined by multiplying his or her fee by three and dividing the product by the fair market value (i.e., closing price) of a share of the Company’s common stock on the grant date, which is generally the last day of the calendar quarter for which the applicable fees would have otherwise been paid. The exercise price of the stock option would be equal to the fair market value of a share of the Company’s common stock on the grant date. If the director elects a restricted stock unit award, he or she would be credited with a number of restricted stock units equal to the amount of his or her fee divided by the fair market value of a share of the Company’s common stock on the grant date, which is generally the last day of the calendar quarter for which the applicable fees would have otherwise been paid. Any stock option or restricted stock unit award granted upon conversion of such fees would be fully vested on the grant date.

Director Stock Ownership Guidelines

The Board has adopted stock ownership guidelines for the Company’s non-employee directors. Under these guidelines, each non-employee director should own shares of the Company’s common stock equal in value to $240,000 (three times the annual Board cash retainer). A non-employee director who does not satisfy the required Company stock ownership level must retain at least 50 percent of the net shares the director receives upon exercise or payment, as the case may be, of a Company equity award. For this purpose, the “net” shares received upon exercise or payment of an award are the total number of shares received, less the shares needed to pay any applicable exercise price of the award. Vested but unpaid restricted stock units count toward satisfaction of this threshold, but not outstanding vested or unvested options. Shares held in a trust established by the directors (and/or his or her spouse) for estate planning purposes count toward the guidelines if the trust is revocable by the director (and/or his or her spouse) or for the benefit of his or her family members.

Director Compensation Table—2011

A director who is also an employee of Yahoo! receives no additional compensation for serving on the Board or its committees. The following table presents fiscal year 2011 compensation information for Yahoo!’s directors who served during any part of the year (other than Carol Bartz, who appears in the Summary Compensation Table). Amounts shown under the headings “Stock Awards” and “Option Awards” present the aggregate grant date fair value of awards granted during fiscal year 2011 (as computed for financial accounting purposes) and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock unit award or exercising a stock option).

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Roy J. Bostock	282,000	219,987	0	N/A	N/A	0	501,987
Patti S. Hart(5)	0	330,703	0	N/A	N/A	0	330,703
Eric Hippeau(6)	0	23,736	0	N/A	N/A	0	23,736
Susan M. James(7)	117,000	219,987	0	N/A	N/A	1,000	337,987
Vyomesh Joshi(8)	0	312,451	0	N/A	N/A	0	312,451
David W. Kenny(9)	69,464	270,608	0	N/A	N/A	0	340,072
Arthur H. Kern(10)	0	219,987	95,275	N/A	N/A	0	315,262
Brad D. Smith	88,750	219,987	0	N/A	N/A	0	308,737
Gary L. Wilson(11)	0	314,451	0	N/A	N/A	0	314,451
Jerry Yang(12)	0	0	0	N/A	N/A	1	1

(1)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of the awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ 718 Compensation—Stock Compensation (“FASB ASC 718”). These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock unit award). For information on the valuation assumptions used in these computations, refer to Note 11—“Employee Benefits” in the Notes to Consolidated Financial Statements included in our 2011 Form 10-K.

(2)	On June 23, 2011, each of the non-employee directors elected at the 2011 Annual Meeting of Shareholders (namely, Messrs. Bostock, Joshi, Kenny, Kern, Smith, and Wilson and Mses. Hart and James) was granted an award of 14,588 restricted stock units under the Directors’ Plan. Each of these awards had a grant date fair value of $219,987. (The grant date fair values presented in the notes to this table have been determined, as required by applicable SEC rules, based on generally accepted accounting principles and SEC rules.) The number of unvested restricted stock units held by each director listed in the table above at December 31, 2011 was as follows: Mr. Bostock (7,294), Ms. Hart (7,294), Mr. Hippeau (0), Ms. James (7,294), Mr. Joshi (7,294), Mr. Kenny (7,294), Mr. Kern (7,294), Mr. Smith (7,294), Mr. Wilson (7,294) and Mr. Yang (0). The Directors’ Plan provides that non-employee directors may elect to defer payment of restricted stock units in certain circumstances. The number of vested but unpaid restricted stock units held by each director listed in the table above at December 31, 2011 was as follows: Mr. Bostock (31,653), Ms. Hart (17,724), Mr. Hippeau (0), Ms. James (7,294), Mr. Joshi (25,660), Mr. Kenny (7,294), Mr. Kern (27,128), Mr. Smith (7,294), Mr. Wilson (39,278) and Mr. Yang (0).

(3)	As required by SEC rules, amounts shown in the column “Option Awards” present the aggregate grant date fair value of the awards computed in accordance with FASB ASC 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising a stock option). For information on the valuation assumptions used in these computations, refer to Note 11—“Employee Benefits” in the Notes to Consolidated Financial Statements included in our 2011 Form 10-K.

(4)	The number of outstanding options held by each director listed in the table above at December 31, 2011 was as follows: Mr. Bostock (283,860), Ms. Hart (0), Mr. Hippeau (65,064), Ms. James (0), Mr. Joshi (160,000), Mr. Kenny (0), Mr. Kern (407,839), Mr. Smith (0), Mr. Wilson (260,000) and Mr. Yang (0).

(5)	In lieu of cash, Ms. Hart elected to receive payment of her Board and committee fees for 2011 in the form of restricted stock units. Accordingly, Ms. Hart was granted an award of 1,573 restricted stock units on March 31, 2011, which had a grant date fair value of $26,238; an award of 1,745 restricted stock units on June 30, 2011, which had a grant date fair value of $26,245; an award of 1,993 restricted stock units on September 30, 2011, which had a grant date fair value of $26,248; and an award of 1,983 restricted stock units on December 31, 2011, which had a grant date fair value of $31,986.

(6)	Mr. Hippeau’s Board service ended April 1, 2011. In lieu of cash, Mr. Hippeau elected to receive payment of his Board and committee chair fees for 2011 in the form of restricted stock units. Accordingly, Mr. Hippeau was granted an award of 1,423 restricted stock units on March 31, 2011, which had a grant date fair value of $23,736.

(7)	The amount presented in the “All Other Compensation” column for Ms. James consists of a matching payment of $1,000 to a charity designated by Ms. James under the Company-sponsored charitable award program open to all U.S. employees and directors.

(8)	In lieu of cash, Mr. Joshi elected to receive payment of his Board and committee fees for 2011 in the form of restricted stock units. Accordingly, Mr. Joshi was granted an award of 1,348 restricted stock units on March 31, 2011, which had a grant date fair value of $22,485; an award of 1,496 restricted stock units on June 30, 2011, which had a grant date fair value of $22,500; an award of 1,708 restricted stock units on September 30, 2011, which had a grant date fair value of $22,494; and an award of 1,549 restricted stock units on December 31, 2011, which had a grant date fair value of $24,985.

(9)	Mr. Kenny’s Board service commenced April 1, 2011. In connection with his election to the Board, Mr. Kenny was granted 3,006 restricted stock units on April 1, 2011, which had a grant date fair value of $50,621.

(10)	In lieu of cash, Mr. Kern elected to receive payment of his Board and committee chair fees for 2011 in the form of options to purchase the Company’s common stock. Accordingly, Mr. Kern was granted an option to purchase 4,271 shares on March 31, 2011 with an exercise price of $16.68, which had a grant date fair value of $22,658; an option to purchase 4,737 shares on June 30, 2011 with an exercise price of $15.04, which had a grant date fair value of $22,066; an option to purchase 5,410 shares on September 30, 2011 with an exercise price of $13.17, which had a grant date fair value of $30,233; and an option to purchase 4,789 shares on December 31, 2011 with an exercise price of $16.13, which had a grant date fair value of $20,318.

(11)	In lieu of cash, Mr. Wilson elected to receive payment of his Board and committee fees for 2011 in the form of restricted stock units. Accordingly, Mr. Wilson was granted an award of 1,348 restricted stock units on March 31, 2011, which had a grant date fair value of $22,485; an award of 1,496 restricted stock units on June 30, 2011, which had a grant date fair value of $22,500; an award of 1,708 restricted stock units on September 30, 2011, which had a grant date fair value of $22,494; and an award of 1,673 restricted stock units on December 31, 2011, which had a grant date fair value of $26,985.

(12)	Mr. Yang served as Chief Yahoo and a Board member until January 17, 2012. Mr. Yang received an annual base salary of $1 as an employee of the Company in 2011. Mr. Yang did not receive any cash or equity compensation for his service on the Board in 2011, and he did not participate in Yahoo’s executive bonus plan (the Executive Incentive Plan) or receive other compensation for his service as an employee of the Company in 2011.

EXECUTIVE OFFICER COMPENSATION AND OTHER MATTERS

Compensation Discussion and Analysis

Executive Summary

Yahoo! is moving aggressively to achieve its goal of increasing shareholder value. The Company is focused on strategies to increase the engagement of our users and advertisers, as well as our employees. The Compensation Committee made real-time decisions throughout 2011, and thus far in 2012, in an effort to stabilize the workforce and retain key talent during this period of uncertainty and rapid change.

To accelerate the Company’s progress, the Board initiated a series of decisive actions beginning in late summer 2011. Carol Bartz was removed as the Company’s Chief Executive Officer in September 2011, and Tim Morse was appointed interim Chief Executive Officer. At that time, the Board initiated a comprehensive strategic and structural review of the business. In conjunction with its search for a new Chief Executive Officer, the Board also undertook an assessment of the expertise and perspectives that would best assist the new Chief Executive Officer and position the Company to build long-term shareholder value. In January 2012, the Board announced the appointment of Scott Thompson as Chief Executive Officer. Also in January 2012, Jerry Yang resigned from all of his positions with the Company. In February 2012, two new independent directors were appointed to the Board, and four directors announced that they would not stand for re-election at the 2012 annual meeting. In April 2012, three additional new independent directors were appointed to the Board, and Mr. Thompson announced important next steps to drive the Company forward from the pivotal point where we now stand.

Highlights of the Company’s executive compensation program for 2011 are described below. To support the successful achievement of the objectives described above, certain aspects of the executive compensation program were modified for 2012, as summarized below under the heading “Material Compensation Committee Actions after Fiscal 2011.” The individuals listed in the Summary Compensation Table in this report are referred to as the “Named Executive Officers.”

•

Base salary and target bonus levels for the Named Executive Officers were increased in early 2011 to reflect the Compensation Committee’s assessment of the competitive market, other than with respect to Ms. Bartz, who did not receive an increase, and with respect to Mr. Levinsohn, who joined the Company in November 2010. Mr. Morse’s base salary level was further increased in September 2011 based on competitive considerations, and in recognition of his role as interim Chief Executive Officer following Ms. Bartz’s termination and his increased responsibilities in managing the Company’s day-to-day operations. Mr. Morse continued to serve as interim Chief Executive Officer at the end of 2011.

•

Consistent with the Company’s pay-for-performance approach, a 2011 annual bonus under the Yahoo! Executive Incentive Plan (“EIP”) was paid to each of the Named Executive Officers except Ms. Bartz at 50 percent of the executive’s targeted level, which generally reflected the efforts and teamwork provided to run the business during this period of extraordinary transition for the Company. Ms. Bartz’s employment agreement provided that she would receive a pro rata EIP bonus for the year in which her employment was terminated. Accordingly, Ms. Bartz received a pro rata portion of the Company performance component of her bonus opportunity (which paid at 50 percent of the targeted level) and no bonus based on the individual performance component of her bonus opportunity.

•

The annual long-term incentive equity awards granted to the Named Executive Officers in 2011 consisted of a mix of stock options which have value only if the Company’s stock price increases after the date of grant of the awards, and restricted stock units, the value of which is also directly linked to the Company’s stock price. All of the awards have long-term vesting requirements contingent on continued employment, and a substantial portion of the restricted stock units granted were subject to both time-based and performance-based vesting requirements.

•

Consistent with the Company’s pay-for-performance approach, the restricted stock units granted in 2011 that vest based on Company financial performance (as well as the portion of equity awards granted in prior years that was tied to the Company’s financial performance in 2011) were paid at less than their target levels. The Named Executive Officers also forfeited awards of performance-based restricted stock units granted in 2009 that did not vest because the Company’s total shareholder return relative to that of the other NASDAQ-100 index companies for the three-year performance period of the award did not meet the minimum performance level required for payment. Even though the restricted stock units granted in 2011 that are tied to Company financial performance (and the portions of the prior year awards tied to 2011 performance) are reported as 2011 compensation in the Summary Compensation Table assuming payouts at the targeted levels, the actual number of restricted stock units credited to the recipients of these awards in 2011 was half of the targeted amounts. Similarly, although the 2009 total shareholder return-based restricted stock units are reported as 2009 compensation in the Summary Compensation Table, the actual compensation realized by the recipients of these awards at the end of the three-year performance period was zero.

•

Following the termination of Ms. Bartz’s employment in September 2011, each of the other Named Executive Officers (and selected other employees of the Company) received a retention grant of restricted stock units in October or November 2011. These awards were intended to provide continued stability while the Company conducted its search for a new Chief Executive Officer and throughout the subsequent transition period.

•

In February 2011, in order to provide competitive pay packages and promote retention, the Company entered into severance agreements with each of its Senior Vice Presidents and more senior officers (other than Ms. Bartz) to provide severance benefits if the executive’s employment terminated in certain circumstances. Following her termination in September 2011, Ms. Bartz received the severance benefits provided in her employment and equity award agreements and no additional benefits. Ms. Bartz’s severance benefits are described below, beginning on page 40.

•	The Company does not provide its executives with tax “gross-up” payments (other than in connection with a relocation for business purposes) or material perquisites.

•

To enhance the link between executive and shareholder interests, all of the Company’s executive officers are subject to the Company’s stock ownership policy, which was revised in April 2012 to include stock holding period requirements.

•	The Company adopted a policy on the recoupment of compensation (a “clawback” policy) in April 2012.

Compensation Processes and Philosophy

The Company’s executive compensation arrangements are administered by the Compensation Committee. The Compensation Committee confers with the Board of Directors in determining the compensation for our Chief Executive Officer. In determining compensation for the other Named Executive Officers, as discussed in more detail below, the Compensation Committee considers, among other things, the recommendations of our Chief Executive Officer. The Compensation Committee is, however, solely responsible for making the final decisions on compensation for the Chief Executive Officer and the other Named Executive Officers.

The Company’s general compensation arrangements are guided by the following philosophy, principles and business objectives:

•	Our people strategy is to attract and retain top talent in an extremely competitive marketplace.

•	We seek to provide competitive and responsible performance-oriented compensation to align with shareholder interests.

•	We target our resources toward key talent segments and individuals who have the ability to impact the near and long-term performance of the Company.

•

We believe in providing equity compensation to align employee and shareholder interests, and our long-term equity compensation programs are designed to focus rewards on those who have the greatest impact on long-term performance of the Company.

The Company must also be able to respond rapidly to new technological developments, changing trends in the global businesses and markets in which we compete, and changes in the competitive market for top talent.

Executive Compensation Program Objectives

Executive Compensation Programs

In order to attract and retain our key executives, the Company seeks to provide them with market- competitive “total direct compensation.” As used in this discussion, the term “total direct compensation” means the executive’s base salary, annual cash bonus opportunity, and long-term incentive equity award grant value as determined in accordance with the Company’s customary grant-date valuation principles.

Base salary levels are consistent with competitive market base salary levels, and the Compensation Committee uses the peer companies identified below as a reference of competitive pay levels. The Compensation Committee believes that the design of our annual cash and long-term equity incentives provides an effective and appropriate mix of incentives to attract and retain talent and to ensure our executive performance is focused on long-term shareholder value creation. For this reason, the compensation arrangements for our executive officers are designed so that performance-based compensation, including annual bonus and long-term incentive equity opportunities, constitutes the most substantial portion of each executive’s targeted total direct compensation, and each executive’s targeted annual total direct compensation opportunity approximates the 60th percentile of the competitive market. With substantial performance-based aspects in our executive compensation program, in years such as 2011 where our annual EIP bonuses and performance-based restricted stock units vest or pay out, as the case may be, at significantly less than targeted levels, our executives’ actual total direct compensation will be significantly less than targeted levels and, conversely, may be more than targeted levels in years where Company performance exceeds goals.

Other than our 401(k) plan, the Company does not provide any pensions or other retirement benefits for our executive officers, nor do we provide material perquisites. In order to help attract and retain key executives, and in order to help preserve the stability of our executive team, we provide our executive officers with certain severance benefits as described below under “Severance and Change in Control Severance Benefits” and “Potential Payments Upon Termination or Change in Control.”

Independent Consultant and Peer Group

The Compensation Committee has retained Frederic W. Cook & Co., Inc. as its compensation consultant. Frederic W. Cook & Co. advised the Compensation Committee with respect to trends in executive and director compensation, selection of peer companies, determination of pay programs, assessment of competitive pay levels and mix (e.g., proportion of fixed pay to incentive pay, and proportion of annual cash pay to long-term incentive pay), management of compensation-related risk, and setting compensation levels for the Company’s executive officers and members of the Board. Other than compensation consulting services provided to our Board of Directors and the Compensation Committee, Frederic W. Cook & Co. provided no other services to the Company in 2011. In setting compensation levels, the Compensation Committee considers peer company data obtained and evaluated by Frederic W. Cook & Co. from filings with the SEC, and also considers compensation survey data compiled by management from the Radford Executive Survey. The Compensation Committee reviews this information to inform its decisions on executive compensation arrangements, including the competitive reasonableness of the arrangements.

In consultation with Frederic W. Cook & Co., the Compensation Committee considered compensation data for the following companies for 2011: Activision Blizzard, Inc., Adobe Systems Incorporated, Amazon.com Inc., AOL Inc., Apple Inc., eBay Inc., Electronic Arts Inc., EMC Corporation, Expedia, Inc., Google Inc., IAC/InterActiveCorp, Intuit Inc., Juniper Networks, Inc., Microsoft Corporation, NetApp, Inc., Oracle Corporation, QUALCOMM Incorporated, SAP AG and Symantec Corporation. We refer to this group of companies as our “peer group” or our “peer companies” for 2011. The peer group for 2011 is the same as the peer group for 2010, except that Activision Blizzard, Inc. was added to the peer group for 2011 as the Compensation Committee determined, in consultation with Frederic W. Cook & Co., that it fit within the selection parameters described below.

The peer companies were selected because, in a broad sense, they have technology and/or media components of their businesses that are similar to the Company’s business, they compete with the Company for talent, and they share revenue, headcount or other financial characteristics with the Company or have similar market capitalizations. However, given the breadth of the Company’s business and the rapidly changing environment in which the Company competes, it is very difficult to identify directly comparable companies. Each peer group company is comparable to the Company in certain respects or areas of our business but not others. Factors such as whether the founders run the company or outside executives have been hired also affect executive compensation comparisons among peer companies, as well as the way that the companies structure their top-management organizations. The Compensation Committee believes that the nature of our business and the environment in which we operate requires flexibility in setting compensation based on a consideration of all facts and circumstances with respect to each executive. As a result, the Compensation Committee does not base its decisions on targeting compensation to specific market levels against the peer group. Instead, the role of peer group compensation data is to inform the Compensation Committee regarding competitive pay levels.

The Role of Shareholder Say-on-Pay Votes

The Company provides its shareholders with the opportunity to cast an annual advisory vote to approve its executive compensation program (referred to as a “say-on-pay proposal”). At the annual meeting of shareholders held in June 2011, approximately 70 percent of the votes actually cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. While the Compensation Committee believes this result generally affirms shareholders’ support of the Company’s approach to executive compensation, the Company’s executive compensation program for 2011 was determined early in 2011 before this vote occurred. Based on conversations between management and certain Company shareholders that occurred after the 2011 annual meeting, we believe many negative votes were cast primarily to express dissatisfaction with the Company’s performance. As noted above, Ms. Bartz was removed as the Company’s Chief Executive Officer in September 2011, there have been significant changes to Board membership in 2011 and 2012, and the Company initiated a strategic review to assess alternatives to increase shareholder value and position the Company for growth. The Board believes that these changes represent significant steps to address shareholder concerns and set a direction for long-term success and increased shareholder value. As a result of these changes and the uncertainties that accompany the changes, the Company modified aspects of its executive compensation program for 2012 as described in more detail below under the heading “Material Compensation Committee Actions After Fiscal 2011.” The Compensation Committee will continue to consider the outcome of the Company’s say-on-pay proposals when making future compensation decisions for the Named Executive Officers.

Current Executive Compensation Program Elements

Base Salaries

Base salaries are designed to provide executives with a minimum fixed level of cash compensation each year. Base salaries for our Named Executive Officers are generally reviewed by the Compensation Committee on an annual basis. As noted above, base salary levels are intended to be consistent with the competitive market, as determined by the Compensation Committee in its judgment, but are not targeted to specific market levels. The Compensation Committee sets base salaries so that the most substantial portion of the executives’ total direct compensation remains dependent on performance-based annual bonuses and long-term incentive equity awards. In setting specific salary levels for each Named Executive Officer and the Company’s other executive officers, the Compensation Committee considers and assesses, among other factors, the executive’s scope of responsibility, prior experience, past performance, advancement potential, impact on results, salary relative to other executives in the Company, and relevant competitive data.

In February 2011, the Compensation Committee reviewed the base salaries of the Named Executive Officers (other than Mr. Levinsohn, whose base salary was established upon his joining the Company in November 2010). Ms. Bartz did not receive a base salary increase for 2011. The Compensation Committee determined that the base salary level for Ms. Bartz, which was negotiated and set at $1,000,000 upon her joining the Company in January 2009, was still appropriate and would remain at that level for 2011. The Compensation Committee determined, in its judgment, that the base salary levels for several other Named Executive Officers were low compared to similar positions in the market and should be increased. Therefore, the Compensation Committee determined that the base salary level for Mr. Irving would be increased from $600,000 to $755,000, that the base salary level for Mr. Morse would be increased from $525,000 to $600,000, and that the base salary level for Mr. Callahan would be increased from $475,000 to $500,000. The Compensation Committee approved these increases to help ensure that the base salary levels for these executives remained competitive, as well as based on its assessment of these executives’ performance and peer group data for base salary levels for similar positions. The base salary increase for Mr. Irving was also in consideration of the elimination of a commuting allowance benefit that had previously been negotiated with him when he joined the Company.

In September 2011, the Compensation Committee approved an additional increase in Mr. Morse’s base salary level from $600,000 to $750,000 based on its review of competitive considerations, and in recognition of his role as interim Chief Executive Officer following Ms. Bartz’s termination and his increased responsibilities in managing the Company’s day-to-day operations.

Annual Cash Bonuses

In February 2011, the Compensation Committee approved the EIP, a performance-based annual cash bonus plan for senior executives of the Company. The EIP is intended to focus on, and reward the achievement of, short-term goals that are important to the Company. Each participant in the EIP was assigned a target bonus percentage for 2011 expressed as a percentage of the participant’s annual base salary. The Compensation Committee determined, in its judgment in light of competitive considerations, that the target bonus amount for Messrs. Levinsohn, Morse and Irving would be increased from 100 percent to 120 percent of their respective base salaries and that the target bonus amount for Mr. Callahan would be increased from 75 percent to 90 percent of his base salary. Ms. Bartz’s target bonus level of 200 percent of base salary was provided for in her employment agreement.

The 2010 EIP performance metrics were revenue growth and operating income growth. In structuring the 2011 EIP, the Compensation Committee determined that it would be appropriate to use rate of revenue ex-TAC growth and ex-TAC operating margin to measure Company performance for 2011. The shift to focusing on revenue ex-TAC, or excluding traffic acquisition costs, and ex-TAC operating margin was consistent with the Company’s emphasis on ex-TAC results in light of the Company’s ongoing transition of its paid search business to the Microsoft search platforms under the Company’s Search and Advertising Services Agreement (the “Search Agreement”) with Microsoft Corporation (“Microsoft”). Implementation of the Search Agreement resulted in a required change in revenue presentation as the transition to Microsoft’s search platform occurs. Prior to implementation of the Search Agreement and the transition to the Microsoft platform in each geographic market, the Company reported revenues including traffic acquisition costs (which it paid out as a cost of revenue); however, following transition in a particular market, the Company is required to report revenues under the Search Agreement in that market net of traffic acquisition costs. Accordingly, during the transition period, management determined it would be most helpful and consistent to focus on revenue and operating margin on an ex-TAC basis as that would more accurately reflect the underlying dynamics of the business and facilitate comparisons to prior periods.

The aggregate bonus pool available under the EIP for 2011 equaled the aggregate amount of the participants’ target bonus opportunities (the “EIP target bonus pool”), multiplied by a factor (the “EIP Funding Percentage”). The EIP Funding Percentage was determined based on the Company’s revenue ex-TAC growth rate and ex-TAC operating margin for 2011 relative to performance targets established by the Compensation Committee. Minimum and maximum EIP Funding Percentages of 50 percent and 200 percent were established, with the minimum level being provided in order to promote retention. The revenue ex-TAC growth rate target for 2011 was 3.4 percent, and the ex-TAC operating margin target for 2011 was 19.6 percent. These goals were consistent with the Company’s operating plan presented by management to the Board of Directors in early 2011. For purposes of and in accordance with the EIP, the Company’s revenue ex-TAC and ex-TAC operating margin were each subject to adjustment as described below. The EIP Funding Percentage would be increased or decreased, as the case may be, for actual 2011 results in excess or below the targeted levels as described below. As reflected in this funding methodology, the structure for 2011 particularly emphasized the goal of increased revenue, as revenue ex-TAC growth rate greater than the target level established by the Compensation Committee would result in a higher EIP Funding Percentage (as opposed to ex-TAC operating margin, where performance above the target level would not result in a higher EIP Funding Percentage).

•	If both the Company’s revenue ex-TAC growth rate and ex-TAC operating margin exceeded the targets, the EIP Funding Percentage would be increased as follows:

If the revenue ex-TAC growth rate was:	Then the EIP Funding Percentage would be increased by the following percentage for each 1 percent of revenue ex-TAC growth in excess of the target:
at least 3.4% (target) but less than 6.4%	3%
at least 6.4% but less than 10.4%	5%
10.4% or more	8%

•	If the Company’s revenue ex-TAC growth rate exceeded the target but its ex-TAC operating margin was below target, the EIP Funding Percentage would be adjusted as follows:

If the revenue ex-TAC growth rate was:	Then the EIP Funding Percentage would be increased by the following percentage for each 1 percent of revenue ex-TAC growth in excess of the target:
at least 3.4% (target) but less than 6.4%	2%
at least 6.4% but less than 10.4%	3%
10.4% or more	4%

The EIP Funding Percentage would then be decreased by 2 percent for each 10 basis points by which the ex-TAC operating margin was short of the target.

•

If both the Company’s revenue ex-TAC growth rate and ex-TAC operating margin were short of the targets, the EIP Funding Percentage would be decreased by 5 percent for each 1 percent by which the revenue ex-TAC growth rate was short of the target, and by an additional 2 percent for each 10 basis points by which the ex-TAC operating margin was short of the target.

•

If the Company’s revenue ex-TAC growth rate was short of the target but its ex-TAC operating margin was greater than the target, the EIP Funding Percentage would be decreased by 5 percent for each 1 percent by which the revenue ex-TAC growth rate was short of the target.

•

In applying this funding methodology, the corresponding increase or decrease in the EIP Funding Percentage would be pro-rated for actual results between the performance levels indicated above. As noted above, in no event would the EIP Funding Percentage be less than 50 percent or more than 200 percent.

For example, if the Company’s 2011 revenue ex-TAC growth rate was 7.4 percent (4 percent in excess of the target), and its ex-TAC operating margin was at or above the target, the EIP Funding Percentage would be 120 percent (a 5 percent increase above 100 percent for each percentage point the actual revenue ex-TAC growth rate exceeded the target). As noted above, ex-TAC operating margin above the target level would not result in a higher EIP Funding Percentage.

After the end of the year, the Compensation Committee determined that for purposes of the EIP, the Company’s revenue ex-TAC growth rate for 2011 was -6.1 percent, and the Company’s ex-TAC operating margin for 2011 was 17.6 percent. In determining the Company’s actual performance for 2011, the Company’s revenue ex-TAC and ex-TAC operating margin were based on the Company’s 2011 revenue and operating margin reported in its financial statements and adjusted in accordance with the EIP to account for events not contemplated by the Compensation Committee in setting the performance targets. Specifically, adjustments were made to mitigate the financial statement impact of acquisitions and divestitures, restructuring charges (net of stock-based compensation expense and non-cash items), certain legal settlements, changes in foreign exchange rates, and certain costs and changes in revenue presentation related to the Search Agreement. The Company believes that performance goals should be made no easier (or harder) to achieve because of transactions or events such as these that were unforeseen when the performance goals were established. Accordingly, these adjustments were provided for in the EIP to preserve the level of incentives that were intended when the 2011 performance goals were established.

Applying the EIP Funding Percentage methodology described above to the Company’s actual results for 2011, the Company’s actual results for 2011 did not satisfy the applicable performance goals. Thus, the EIP Funding Percentage was the minimum 50 percent of the EIP target bonus pool.

Under the EIP, an individual participant’s bonus calculation for 2011 was based 70 percent on the Company’s performance relative to the targets as described above and 30 percent on individual performance as described below. The Compensation Committee also has discretion, if it should determine a downward bonus adjustment to be appropriate, to reduce the amount of an executive’s total bonus from the level otherwise provided for under the EIP.

The individual performance component of a participant’s bonus under the EIP is determined by the Compensation Committee with respect to the Company’s executive officers and by management with respect to the other EIP participants. Factors considered by the Compensation Committee in determining the individual performance component include achievement of strategic operating objectives, and, for Named Executive Officers other than the Chief Executive Officer, the general recommendations and performance evaluations of the Chief Executive Officer. The members of the Compensation Committee also interact with all of the Named Executive Officers throughout the year and form their own views on the executives’ performance throughout the year, which helps inform their assessments of the Named Executive Officers’ individual performance.

As noted above, the EIP Funding Percentage for 2011 was the minimum 50 percent level. The Compensation Committee has discretion to reduce the bonus for any executive below the EIP Funding Percentage level. In light of competitive considerations and the importance of retaining the executive team, and in recognition of their efforts and teamwork to run the business during a period of extraordinary transition for the Company, the Compensation Committee determined in its judgment that each of the Named Executive Officers other than Ms. Bartz would receive a bonus equal to 50 percent of the executive’s target bonus (including both the Company performance and the individual performance components noted above). As to the 70 percent Company performance component of Ms. Bartz’s bonus opportunity, and as required by her employment agreement, the Company paid Ms. Bartz the minimum (50 percent) level of this component, pro-rated for the portion of the year she was employed by the Company. The Compensation Committee determined that Ms. Bartz would not be entitled to any portion of the individual performance component of her bonus opportunity.

The table below provides the target bonus for each Named Executive Officer who participated in the EIP for 2011 and the executive’s final bonus amount.

Name	Target Bonus as a Percentage of Base Salary	Target Bonus	Final EIP Bonus
Timothy R. Morse	120%	$900,000	$450,000
Ross B. Levinsohn	120%	$840,000	$420,000
Michael J. Callahan	90%	$450,000	$225,000
Carol Bartz(1)	200%	$2,000,000	$477,534
Blake J. Irving(1)	120%	$906,000	$453,000

(1)	As noted above, Ms. Bartz’s employment with the Company terminated on September 6, 2011, and Mr. Irving’s employment with the Company will terminate on April 30, 2012.

In addition, the Compensation Committee determined in February 2012 to award a special discretionary bonus of $125,000 to each of Mr. Morse and Mr. Callahan in recognition of their leadership in connection with the Company’s strategic review, and for their outstanding performance working with the Board and taking on additional duties following Ms. Bartz’s termination. Because the bonuses relate to services performed by these executives during 2011, they are included as part of each executive’s compensation for 2011 in the Summary Compensation Table below.

Long-Term Incentive Equity Awards

The Company relies on long-term incentive equity awards as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied to increasing the market value of the Company. The Company makes annual grants of stock options, as well as time-based and performance-based vesting restricted stock unit awards, to align our executives’ interests with those of our shareholders, to promote executives’ focus on the long-term financial performance of the Company, and, through staggered grants with extended time-based vesting requirements, to enhance long-term retention.

In determining the size of equity-based awards, the Compensation Committee considers competitive grant values for comparable positions at the peer companies as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and value to the Company. The Compensation Committee also considers, in its decision-making process, the executive’s historic total compensation, including prior equity grants, the number and value of shares which continue to be subject to vesting under outstanding equity grants previously made to such executive, the quantity and type of equity incentives held by each executive relative to the other executive officers’ equity positions and their tenure, responsibilities, experience and value to the Company. No one factor is given any specific weighting and the Compensation Committee exercises its judgment to determine the appropriate size and mix of awards.

Stock Options. The Company makes a portion of its long-term incentive grants to the Named Executive Officers in the form of stock options with an exercise price equal to the closing price of our common stock on the grant date. As a result, the Named Executive Officers will only realize actual, delivered compensation value if our shareholders realize value through stock price appreciation after the date of grant of the options. The stock options also function as a retention incentive for our executives as they generally vest in installments over a period of three or four years after the date of grant.

Restricted Stock Units. The Company also grants long-term incentive awards to the Named Executive Officers in the form of restricted stock units that are subject to performance-based and/or time-based vesting requirements. Performance-based restricted stock units vest if certain performance goals established by the Compensation Committee are met, and are thus designed to maximize the Company’s performance for a particular period. Performance-based restricted stock units are also subject to long-term vesting requirements based on the executive’s continued employment with the Company. Time-based units that vest only if the executive continues employment with the Company provide a more predictable value and thus have value as a retention incentive. Vested performance-based and time-based restricted stock units are payable in shares of our common stock and thus, in each case, further link recipients’ interests with those of our shareholders. Under customary grant-date valuation principles, the grant-date value of a stock option is less than the grant-date value of a restricted stock unit covering an equal number of shares. Thus, fewer restricted stock units can be awarded (when compared with stock options) to convey the same grant-date value for these purposes. The Compensation Committee considers these distinctions, in its judgment, to help minimize the dilutive effect of the awards on the Company’s shareholders.

2011 Annual Grants. In February 2011, the Compensation Committee approved grants of stock options and time-based and performance-based restricted stock units to each of the Named Executive Officers. In determining the levels for these grants, the Compensation Committee considered the factors identified above in this “Long-Term Incentive Equity Awards” section in its judgment. The awards of stock options and time-based restricted stock units granted to the Named Executive Officers in February 2011 are scheduled to vest over a three-year period. The vesting of each of the performance-based restricted stock unit awards granted to the Named Executive Officers is contingent on the Company’s achievement of financial performance goals established by the Compensation Committee for 2011 and on the executive’s continued employment with the Company through the third anniversary of the grant date.

For each executive, the grant-date fair value of the performance-based restricted stock units comprised approximately 50 percent of the aggregate grant-date value (determined using the Company’s customary grant-date valuation principles) of the executive’s entire award, with stock options and time-based restricted stock units each comprising approximately 25 percent of the aggregate grant-date value of the award. The Compensation Committee believed this mix of options and time-based and performance-based vesting restricted stock units provided an appropriate combination of incentives and was reasonable when compared with peer company practices.

For 2011, the Compensation Committee approved several changes to the structure of the performance-based restricted stock unit awards. Under our 2009 and 2010 equity grant programs, the executive officers received two types of performance awards. The first type of performance award vests based, in part, on the Company’s financial performance each year over the three-year period covered by the award (with the performance goals established by the Compensation Committee at the beginning of each year). The second type of performance award vests based, in part, on the Company’s total shareholder return relative to that of the other NASDAQ-100 index companies over the three-year performance period commencing on the grant date. For 2011, the Compensation Committee believed that it would be appropriate to enhance the focus of our executives on the achievement of the annual financial objectives of the Company with regard to future growth. Accordingly, the vesting of all the performance-based restricted stock unit awards granted to the Named Executive Officers in 2011 is subject to the Company’s financial performance in 2011 as well as the executive’s continued employment with the Company through the third anniversary of the grant date. None of the awards granted in 2011 vests based on the Company’s relative total shareholder return or the Company’s financial performance for any year after 2011. The Compensation Committee believed that these changes to the structure of the performance awards for 2011 would help sharpen the executives’ focus on the achievement of specific performance goals intended to help position the Company for future growth.

For purposes of determining the vesting of the performance-based restricted stock units granted in 2011, as well as the portions of the performance-based restricted stock unit awards granted to the Named Executive Officers in 2009 and 2010 that relate to 2011 performance, the Compensation Committee determined that the Company’s performance for 2011 would be measured using its revenue ex-TAC growth rate and ex-TAC operating margin. As described above, the shift to focusing on revenue and operating margin ex-TAC, or excluding traffic acquisition costs, was consistent with the Company’s emphasis on ex-TAC results, in light of the Company’s ongoing transition of its paid search business to the Microsoft search platforms under the Company’s Search Agreement with Microsoft. The vesting structure for the 2011 awards particularly emphasized the goal of increased revenue, as revenue ex-TAC greater than the target level established by the Compensation Committee would result in vesting above the targeted level (as opposed to ex-TAC operating margin, where performance that exceeded the target level would not result in a higher payout amount). The Compensation Committee determined that it was appropriate to use these metrics to measure Company performance for 2011 for these restricted stock unit awards in light of the importance of these metrics to the Company and many of its investors during 2011.

The number of restricted stock units that would be eligible to vest under these awards was calculated by multiplying the total number of restricted stock units under the award that relate to 2011 performance by a factor (the “RSU Crediting Percentage”). The RSU Crediting Percentage would be between 0 percent and 200 percent and would be determined based on the Company’s revenue ex-TAC growth rate and ex-TAC operating margin for 2011 relative to the performance targets established by the Compensation Committee. The revenue ex-TAC growth rate target for 2011 was 3.4 percent, and the ex-TAC operating margin target for 2011 was 19.6 percent. These goals were consistent with the Company’s operating plan presented by management to the Board of Directors in early 2011. For purposes of and in accordance with the terms of the awards, the Company’s revenue ex-TAC and ex-TAC operating margin were each subject to adjustment as described above. The RSU Crediting Percentage would be increased or decreased, as the case may be, for actual 2011 results in excess or below the targeted levels as described below. As reflected in this vesting methodology, the structure for 2011 particularly emphasized the goal of increased revenue, as revenue ex-TAC greater than the target level established by the Compensation Committee would result in a higher RSU Crediting Percentage (as opposed to ex-TAC operating margin, where performance above the target level would not result in a higher RSU Crediting Percentage). The RSU Crediting Percentage could be as low as zero—there was no minimum amount that would vest regardless of performance.

•	If both the Company’s revenue ex-TAC growth rate and ex-TAC operating margin exceeded the targets, the RSU Crediting Percentage would be increased as follows:

If the revenue ex-TAC growth rate was:	Then the RSU Crediting Percentage would be increased by the following percentage for each 1 percent of revenue ex-TAC growth in excess of the target:
at least 3.4% (target) but less than 6.4%	3%
at least 6.4% but less than 10.4%	5%
10.4% or more	8%

•	If the Company’s revenue ex-TAC growth rate exceeded the target but its ex-TAC operating margin was below target, the RSU Crediting Percentage would be adjusted as follows:

If the revenue ex-TAC growth rate was:	Then the RSU Crediting Percentage would be increased by the following percentage for each 1 percent of revenue ex-TAC growth in excess of the target:
at least 3.4% (target) but less than 6.4%	2%
at least 6.4% but less than 10.4%	3%
10.4% or more	4%

The RSU Crediting Percentage would then be decreased by 2 percent for each 10 basis points by which the ex-TAC operating margin was short of the target.

•

If both the Company’s revenue ex-TAC growth rate and ex-TAC operating margin were short of the targets, the RSU Crediting Percentage would be decreased by 5 percent for each 1 percent by which the revenue ex-TAC growth rate was short of the target, and by an additional 2 percent for each 10 basis points by which the ex-TAC operating margin was short of the target.

•

If the Company’s revenue ex-TAC growth rate was short of the target but its ex-TAC operating margin was greater than the target, the RSU Crediting Percentage would be decreased by 5 percent for each 1 percent by which the revenue ex-TAC growth rate was short of the target.

•

In applying this funding methodology, the corresponding increase or decrease in the RSU Crediting Percentage would be pro-rated for actual results between the performance levels indicated above. As noted above, the RSU Crediting Percentage could be as low as zero but could not be greater than 200 percent.

For example, if the Company’s 2011 revenue ex-TAC growth rate was 7.4 percent (4 percent in excess of the target), and its ex-TAC operating margin was at or above the target, the RSU Crediting Percentage would be 120 percent (a 5 percent increase above 100 percent for each percentage point the actual revenue ex-TAC growth rate exceeded the target). As noted above, ex-TAC operating margin above the target level would not result in a higher EIP Funding Percentage.

After the end of the year, the Compensation Committee determined that for purposes of the restricted stock unit awards, the Company’s revenue ex-TAC growth rate for 2011 was -6.1 percent, and the Company’s ex-TAC operating margin for 2011 was 17.6 percent. In determining the Company’s actual performance for 2011, the Company’s revenue ex-TAC and ex-TAC operating margin were based on the Company’s 2011 revenue and operating margin reported in its financial statements and adjusted in accordance with the terms of the awards to account for events not contemplated by the Compensation Committee in setting the performance targets. Specifically, adjustments were made to mitigate the financial statement impact of acquisitions and divestitures, restructuring charges (net of stock-based compensation expense and non-cash items), certain legal settlements, changes in foreign exchange rates, and certain costs and changes in revenue presentation related to the Search Agreement. The Company believes that performance goals should be made no easier (or harder) to achieve because of transactions or events such as these that were unforeseen when the performance goals were established. Accordingly, these adjustments were provided for in the terms of the awards to preserve the level of incentives that were intended when the 2011 performance goals were established.

Applying the methodology described above, the Compensation Committee determined that 50 percent of the units eligible to vest based on 2011 performance would be credited to the executive holding the award. These credited units are scheduled to vest if the executive’s employment with the Company continues through the third anniversary of the grant date. Except for the specific adjustments contemplated by the terms of the awards, the Compensation Committee did not otherwise have discretion to adjust the performance-based vesting formula applicable to these awards.

2009 and 2010 Annual Grants that Vest Based on 2011 Performance. As noted above and described in more detail in the proxy statements for our 2010 and 2011 annual meetings, a portion of our long-term incentive equity awards granted to the Named Executive Officers in 2009 and 2010 consisted of performance-based restricted stock unit awards where the vesting of the award would be subject to the Company’s financial performance during each of the three years covered by the award. The 2009 awards related to the Company’s financial performance in 2009, 2010 and 2011, and the 2010 awards originally related to the Company’s financial performance in 2010, 2011 and 2012. As noted in the Summary Compensation Table on page 28, and as reflected in the Grants of Plan-Based Awards table on page 31, the annual financial performance targets with respect to each of the three performance years applicable to these awards are established at the beginning of the year and the one-third portion of the award subject to each annual target is treated as a separate annual grant for accounting purposes. Accordingly, the 2011 compensation data reported in the Summary Compensation Table and the Grants of Plan-Based Awards table reflects one-third of the 2009 and 2010 awards that are held by a Named Executive Officer (in each case, the one-third portion of the award that relates to 2011 performance). The Compensation Committee amended each of these awards to provide that performance for 2011 under the awards would be based on the same 2011 goals and methodology discussed above with respect to the 2011 performance-based restricted stock unit awards. Accordingly, and consistent with the 2011 awards, 50 percent of the units eligible to vest based on 2011 performance under the 2009 and 2010 performance-based awards were credited to the executive holding the award and are scheduled to vest if the executive’s employment with the Company continues through the third anniversary of the grant date.

As noted above, the Named Executive Officers were also granted awards of restricted stock units in February 2009 that were eligible to vest based on the Company’s total shareholder return relative to that of the other companies in the NASDAQ-100 index over the three-year performance period commencing on the grant date. In March 2012, the Compensation Committee determined that the Company’s total shareholder return for the three-year performance period fell short of the minimum threshold vesting hurdle applicable to these awards. Accordingly, these awards were forfeited in their entirety.

Retention Grants. In November 2011, the Compensation Committee approved the grant of 115,000 restricted stock units to Mr. Morse and the grant of 75,000 restricted stock units to each of Messrs. Irving, Levinsohn and Callahan. Each of these grants was scheduled to vest as to 100 percent of the units covered by the award on the second anniversary of the grant date. The Compensation Committee also approved restricted stock unit awards to selected other employees of the Company in October and November 2011. The Compensation Committee determined in its judgment that these grants were important to provide continued stability while the Company conducted its search for a new Chief Executive Officer and through the transition period with the new Chief Executive Officer. The awards were granted in the form of restricted stock units payable in shares (as opposed to cash awards) to further align the interests of these employees with those of our shareholders. In the case of the grant to Mr. Morse, the Compensation Committee also took into account his additional responsibilities in serving as the Company’s interim Chief Executive Officer during this period.

New Hire Grants. In January 2011, the Compensation Committee approved the grant of 400,000 stock options and 175,000 time-based vesting restricted stock units to Mr. Levinsohn in connection with his commencing employment with the Company. These grants were negotiated with Mr. Levinsohn in connection with his joining the Company in November 2010 and determined based on his experience and qualifications, as well as his level of responsibilities with the Company.

Grant Practices. The Compensation Committee has adopted procedures providing that new hire and retention equity awards may be made to employees, including executive officers, by the Compensation Committee only at regularly scheduled meetings on or around the 25th of each month except March, June, September and December. This schedule is designed so that awards are not granted during the period commencing on the first day of the last month of each quarter and ending two business days after the Company’s quarterly earnings release.

The Company does not have any program, plan or practice to time the grant of equity-based awards to our executives in coordination with the release of material non-public information. All equity grants are made under the Company’s stock plan, which has been approved by the shareholders. The per share exercise price of stock options cannot be less than the closing sale price of the Company’s common stock on the grant date.

Severance and Change in Control Severance Benefits

In February 2011, the Compensation Committee approved the Company’s entering into severance agreements with the Company’s Senior Vice Presidents and more senior officers (including each of the Named Executive Officers), other than Ms. Bartz, to provide severance benefits to these executives should their employment terminate in certain circumstances (each, a “Severance Agreement”). Ms. Bartz’s employment agreement also provided certain severance benefits in the event her employment was terminated under certain circumstances and provided that, if the terms of any standard equity grants made to other senior executives, issued at the same time and of the same type of grants as grants to Ms. Bartz, contain terms that would be more favorable to Ms. Bartz, she would have the benefit of such terms. Accordingly, the Compensation Committee also approved amendments to certain outstanding equity awards held by Ms. Bartz in February 2011 to provide her with rights to accelerated vesting under these awards at least as favorable as those provided in the Severance Agreements. The Compensation Committee believed that providing the Company’s executives protection against a termination of employment by the Company without “cause” was consistent with competitive practices, and would help retain the Company’s executives and maintain leadership stability. Furthermore, adopting uniform terms, as reflected in the Severance Agreements, was regarded as helping to provide consistency in treatment among executives.

In addition, the Company maintains two change-in-control severance plans (the “Change-in-Control Severance Plans”) that together cover all full-time employees of the Company, including each of the Named Executive Officers.

The Compensation Committee believes that the occurrence, or potential occurrence, of a change-in-control transaction may create uncertainty regarding the continued employment of our executives and other key employees. The Change-in-Control Severance Plans are designed to help retain the Company’s employees and maintain a stable work environment leading up to and during potential changes in control of the Company by providing certain economic benefits to the employees in the event their employment is actually or constructively terminated in connection with such change in control.

Benefits under the Change-in-Control Severance Plans are provided only on a “double-trigger” basis, which means that there must be both a change in control of the Company and a termination of the participant’s employment in the circumstances described above. Furthermore, the plans do not provide tax gross-ups for potential excise or other taxes on the benefits that may be paid. The Board has the ability, subject to certain limitations, to terminate or amend the plans prior to a change in control.

Recipients of long-term incentive equity awards are also entitled to limited severance benefits with respect to awards granted prior to the applicable severance event. The Compensation Committee believes that these benefits are consistent with general competitive practices and help maximize the retention benefits to the Company of the awards.

The material terms of the Severance Agreements and the Change-in-Control Severance Plans, as well as any benefits that may be provided to the Named Executive Officers under their respective employment or equity award agreements in connection with a termination of their employment or a change in control, are described below in the section titled “Potential Payments Upon Termination or Change in Control.”

Material Compensation Committee Actions After Fiscal 2011

As outlined above, the Board took decisive actions in late 2011 and early 2012 regarding the Company’s management and Board composition. As a result, in February 2012, the Compensation Committee approved revisions to the EIP for 2012 and changes in its equity award grant structure for 2012. Except for these changes (described in more detail below), the Company’s executive compensation program for 2012 is similar to the 2011 program.

For the 2012 EIP, the Compensation Committee determined that the Company’s revenue ex-TAC growth rate and ex-TAC operating margin would again be used for purposes of determining the funding of the 2012 EIP bonus pool. However, the Compensation Committee decided that it would not be appropriate to use individual goals under the EIP for 2012 and that each executive’s bonus under the 2012 EIP would instead be based 100 percent on the Company’s performance relative to the targets established by the Compensation Committee. The Compensation Committee retains discretion to reduce the amount of an executive’s total bonus from the level otherwise provided under the 2012 EIP based on such factors as it may deem relevant in the circumstances.

The Compensation Committee also determined that it would be appropriate not to grant performance-based restricted stock units for 2012. Instead, the equity awards approved by the Compensation Committee in February 2012 for the Company’s executives consisted of an equal mix (determined using the Company’s customary grant-date valuation principles) of stock options and time-based vesting restricted stock units. The Compensation Committee determined that it would be premature to set performance-based vesting requirements for the Company’s 2012 equity awards given Mr. Thompson’s recent appointment as Chief Executive Officer and the on-going status of the Company’s consideration of alternatives to increase shareholder value and position the Company for growth. For these reasons, the Compensation Committee also determined that the portion of the restricted stock unit awards granted in February 2010 that relate to 2012 performance will not be subject to performance goals but will, instead, be subject only to time-based vesting (so that the annual target number of units for 2012 is scheduled to vest in February 2013, subject to the executive’s continued employment or service with the Company through the vesting date). The Company considers stock options to be performance-based since they have value only if the Company’s stock price increases after the date of grant of the awards. Although it did not grant performance-based vesting restricted stock unit awards in February 2012, the Compensation Committee still wanted to ensure a strong link between 2012 compensation opportunities for the executives and stock price performance. Accordingly, the Compensation Committee increased the relative mix of stock options in each executive’s 2012 equity award grant from 25 percent of the 2011 equity award mix to 50 percent of the 2012 equity award mix (determined using the Company’s customary grant-date valuation principles). In future years, the Compensation Committee intends to consider the best mix and types of equity awards to grant each year, including performance-based awards with goals to strengthen executives’ alignment with the Company’s business objectives for that year and with increasing shareholder value.

In addition to the above structural changes for the Company’s executive compensation program in 2012, in January 2012 the Company entered into an employment letter agreement with Mr. Thompson in connection with his hiring as the Company’s Chief Executive Officer. The agreement provides that Mr. Thompson will receive an annual base salary of $1,000,000, subject to annual review, and will be eligible to receive an annual bonus under the EIP with a target amount of 200 percent of base salary. The actual amount of the annual bonus will be determined by the Compensation Committee based upon the Company’s financial performance and, if applicable under the EIP for the relevant year, Mr. Thompson’s performance for that year. However, Mr. Thompson’s annual bonus for 2012 will not be less than 50 percent of his target amount for that year.

Mr. Thompson is also eligible to be granted annual equity awards at the time regular annual grants are made to senior executives as determined by the Compensation Committee. In February 2012, pursuant to his employment letter agreement, he received an annual grant for 2012 with a target value of $11,000,000 and an additional one-time inducement grant with a value of $5,000,000. Each of these equity grants was made in the same form and on the same terms as the regular annual grants for 2012 made to the Company’s senior executives, except that Mr. Thompson’s grants in the form of restricted stock units, as well as the Make-Whole RSUs described below, carry specified dividend equivalent rights. Accordingly, Mr. Thompson’s annual and inducement grants were each made 50 percent in the form of stock options and 50 percent in the form of restricted stock units, with each award scheduled to vest over a three-year period after the grant date. However, except in limited circumstances, Mr. Thompson has agreed to hold any shares issued to him under the restricted stock unit portion of his inducement grant for two years after the vesting date.

In addition, to compensate Mr. Thompson for the forfeiture of the value of his cash bonus and equity awards from his previous employer as a result of his joining the Company, the agreement provides for him to receive a cash bonus of $1,500,000 (the “Make-Whole Cash Bonus”) and a grant of restricted stock units with a grant-date value of $6,500,000 (the “Make-Whole RSUs”). The Make-Whole RSUs were granted to Mr. Thompson in January 2012. The Make-Whole RSUs vested as to a number of stock units with a grant-date value of $5,500,000 on March 15, 2012 and are scheduled to vest with respect to the remaining stock units subject to the grant on March 15, 2013. The Make-Whole Cash Bonus and the Make-Whole RSUs vesting in 2012 are subject to certain clawback provisions in the event Mr. Thompson terminates his employment without good reason during the first year of his employment with the Company.

If Mr. Thompson’s employment is terminated by the Company without cause or by Mr. Thompson for good reason, the Company will offer him severance benefits similar to the benefits it provides to other senior executives of the Company at the time of his termination. In addition, if Mr. Thompson’s employment is terminated by the Company without cause, by Mr. Thompson for good reason, or due to Mr. Thompson’s death or disability, any Make-Whole RSUs that are then outstanding and unvested will fully vest upon his termination.

Stock Ownership Policy

As described above, the Company believes that in order to align the interests of our executive officers with those of our shareholders, executive officers should have a financial stake in the Company. In February 2011, the Company revised its policy to increase the minimum stock ownership levels its executives are expected to meet. The revised policy provides that the Chief Executive Officer should own Company common stock with a value of at least six times his or her base salary, and each of the Executive Vice Presidents should own Company common stock with a value of at least two and one-half times the executive’s base salary. Shares subject to unvested or unexercised equity awards are not considered owned by the executive for purposes of the policy. The policy was further revised by the Company in April 2012 to provide that an executive covered by the policy who does not satisfy the applicable Company stock ownership level must retain at least 50 percent of the net shares the executive receives upon exercise or payment, as the case may be, of a Company equity award for as long as he or she is covered by the policy. For this purpose, the “net” shares received upon exercise or payment of an award are the total number of shares received, less the shares needed to pay any applicable exercise price of the award and any tax obligations arising in connection with the exercise or payment.

Recoupment Policy

In April 2012 the Company adopted a recoupment (“clawback”) policy for incentive awards paid to executive officers. In the event of a restatement of incorrect Company financial results, this policy permits the Compensation Committee, if it determines appropriate in the circumstances and subject to applicable laws, to seek recovery of the incremental portion of the incentive awards paid or awarded to executive officers in excess of the awards that would have been paid or awarded based on the restated financial results.

Policy with Respect to Section 162(m)

Section 162(m) of the Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1 million paid to its chief executive officer and certain of its other executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by the corporation’s shareholders.

The Company and the Compensation Committee review and consider the deductibility of executive compensation under Section 162(m). The Company believes that the realized gains on nonqualified stock options at the time of exercise are fully deductible under the terms of the Company’s shareholder-approved stock plan. In addition, the Compensation Committee generally structures performance-based grants of restricted stock units to qualify for deductibility in accordance with 162(m). The Compensation Committee may, however, from time to time approve compensation arrangements for our executive officers that may not satisfy the requirements of Section 162(m). For example, the EIP includes a payment floor that will result in minimum bonus payouts, even if the relevant performance goals are not achieved, for those participants who remain employed through the time of the bonus payouts. The Company’s annual cash bonuses under the EIP do not satisfy the requirements of Section 162(m) in light of this minimum payout provision. The Compensation Committee, however, believes that the minimum payout provision is an important feature of the EIP to help ensure short-term retention.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K.

Compensation and Leadership Development

Committee of the Board of Directors

    Arthur H. Kern (Chair)

    Susan M. James

    Brad D. Smith

Compensation Committee Interlocks and Insider Participation

Messrs. Kern (Chair), Wilson and Smith and Ms. James are the persons who served on the Compensation Committee during the 2011 fiscal year. No person who served as a member of the Compensation Committee during the 2011 fiscal year was an officer or employee of the Company during the 2011 fiscal year. No person who served as a member of the Compensation Committee during the 2011 fiscal year was formerly an officer of the Company. No person who served as a member of the Compensation Committee during the 2011 fiscal year had a direct or indirect material interest in any transaction since the beginning of the 2011 fiscal year or any currently proposed transaction in which the Company was or is to be a participant and the amount involved exceeded or exceeds $120,000.

Summary Compensation Table—2009–2011

The following table presents 2009, 2010, and 2011 compensation information for each of the Named Executive Officers. Amounts shown under the headings “Stock Awards” and “Option Awards” in the table below present the aggregate grant date fair value of awards made each year (as computed for financial accounting purposes) and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock or restricted stock unit award or by exercising a stock option). For information regarding the financial benefit, if any, realized by each Named Executive Officer upon vesting or exercise of equity awards in 2011, see “Option Exercises and Stock Vested—2011” below.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)(2)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
Timothy R. Morse	2011	616,193	125,000	(7)	5,009,465	1,040,582	450,000	N/A	4,365	7,245,605
Executive Vice President, Chief Financial Officer and Former Interim Chief Executive Officer	2010	518,750	0		1,318,926	480,558	577,500	N/A	4,365	2,900,099
	2009	251,923	500,000		2,550,000	2,493,120	375,000	N/A	150	6,170,193

Ross B. Levinsohn(8)	2011	700,000	0		7,728,320	3,135,514	420,000	N/A	4,365	11,988,199
Executive Vice President, Americas	2010	90,152	500,000		0	0	0	N/A	25,536	615,688

Michael J. Callahan	2011	492,708	125,000	(7)	3,069,645	520,265	225,000	N/A	4,365	4,436,983
Executive Vice President, General Counsel and Secretary	2010	461,250	0		1,359,851	420,488	391,875	N/A	4,365	2,637,829
	2009	420,000	0		1,368,766	1,895,656	236,250	N/A	4,377	3,925,049

Carol Bartz(9)	2011	735,025	0		9,414,211	2,601,376	477,534	N/A	3,141,389	16,369,535
Former Chief Executive Officer	2010	1,000,000	0		6,626,995	2,114,474	2,200,000	N/A	5,365	11,946,834
	2009	969,872	0		12,974,722	29,169,334	1,500,000	N/A	2,615,345	47,229,273

Blake J. Irving(10)	2011	709,792	0		4,958,070	1,300,714	453,000	N/A	33,990	7,455,566
Executive Vice President and Chief Product Officer	2010	375,000	250,000		1,768,750	1,742,000	414,082	N/A	84,515	4,634,347

(1)	As required by SEC rules, amounts in the column “Stock Awards” present the aggregate grant date fair value of restricted stock unit awards made each year computed in accordance with FASB ASC 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock or restricted stock unit award). For information on the valuation assumptions used in these computations, refer to Note 11—“Employee Benefits” in the Notes to Consolidated Financial Statements included in our 2011 Form 10-K.

(2)	As described in the “Compensation Discussion and Analysis” above, the vesting of some of the performance-based restricted stock units awarded in 2010 was originally subject in part to the Company’s achievement of certain financial performance goals during each of 2010, 2011 and 2012, and the vesting of some of the performance-based restricted stock units awarded in 2009 was subject in part to the Company’s achievement of certain financial performance goals during each of 2009, 2010 and 2011. The financial performance targets were established at the beginning of each fiscal year and the one-third portion (or “tranche”) of each award subject to the annual target was treated as a separate annual grant for accounting purposes, and for purposes of the tables above and below, in accordance with FASB ASC 718. In February 2012, the 2010 financial performance awards were amended to provide that the 2012 tranche would be subject to time-based vesting only.

(3)

For restricted stock unit grants where the vesting of the award is subject, in part, to the Company’s financial performance, the “Stock Awards” column above includes the grant date fair value based on the probable outcome (determined as of the grant date for accounting purposes) of the performance-based vesting condition. The following tables present the aggregate grant date fair value of each such grant under two sets of assumptions: (a) based on the probable outcome (determined as of the grant date for accounting purposes) of the performance-based vesting condition (i.e., assuming that the performance target established for the year would be achieved) and (b) based on maximum performance (i.e., assuming that the highest level of performance condition would be achieved):

	2011 Financial Performance-Based Restricted Stock Unit Awards
Name	Aggregate Grant Date Fair Value (Based on Probable Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)
Timothy R. Morse	2,015,805	4,031,610
Ross B. Levinsohn	2,519,880	5,039,760
Michael J. Callahan	1,007,985	2,015,970
Carol Bartz	5,039,760	10,079,520
Blake J. Irving	2,519,880	5,039,760

	2010 Financial Performance-Based Restricted Stock Unit Awards*
Name	Tranche	Aggregate Grant Date Fair Value (Based on Probable Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)
Timothy R. Morse	2011	179,025	358,050
	2010	165,354	330,708
Michael J. Callahan	2011	156,640	313,280
	2010	144,678	289,357
Carol Bartz	2011	787,765	1,575,530
	2010	727,608	1,455,217

*	Messrs. Irving and Levinsohn do not hold these awards as they joined the Company after the February 2010 award date.

	2009 Financial Performance-Based Restricted Stock Unit Awards**
Name	Tranche	Aggregate Grant Date Fair Value (Based on Probable Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)
Michael J. Callahan	2011	222,860	445,720
	2010	205,842	411,683
	2009	168,563	337,126
Carol Bartz	2011	891,385	1,782,770
	2010	823,316	1,646,631
	2009	674,211	1,348,422

**	Messrs. Morse, Irving, and Levinsohn do not hold these awards as they joined the Company after the February 2009 award date.

(4)	As required by SEC rules, amounts shown in the column “Option Awards” present the aggregate grant date fair value of the awards computed in accordance with FASB ASC 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options). For information on the valuation assumptions used in these computations, refer to Note 11—“Employee Benefits” in the Notes to Consolidated Financial Statements included in our 2011 Form 10-K.

(5)	Amounts represent bonuses under the Company’s EIP earned in the specified year and paid the following year.

(6)	Amounts presented in the “All Other Compensation” column for 2011 include: for Mr. Morse, Company contributions under the Company’s 401(k) plan of $4,125, and group term life insurance premiums valued at $240; for Mr. Levinsohn, Company contributions under the Company’s 401(k) plan of $4,125, and group term life insurance premiums valued at $240; for Mr. Callahan, Company contributions under the Company’s 401(k) plan of $4,125, and group term life insurance premiums valued at $240; for Ms. Bartz, a severance payment of $3.0 million, a payment of $137,084 upon termination of her employment for accrued vacation and floating holidays, Company contributions under the Company’s 401(k) plan of $4,125, and group term life insurance premiums valued at $180; and for Mr. Irving, a commuting allowance benefit of $33,750 under the terms of his employment letter agreement (which benefit was eliminated effective April 1, 2011), and group term life insurance premiums valued at $240.

(7)	Mr. Morse and Mr. Callahan each received a special bonus of $125,000 (which was paid in 2012) in recognition of their leadership in connection with the Company’s strategic review, and for their outstanding performance working with the Board and taking on additional duties following Ms. Bartz’s termination.

(8)	For Mr. Levinsohn, amounts presented in the “Stock Awards” and “Option Awards” columns for 2011 include his new-hire awards, which were granted in January 2011. Mr. Levinsohn’s employment with the Company commenced on November 15, 2010.

(9)	Ms. Bartz’s employment with the Company ended on September 6, 2011, and her service as a director ended on September 9, 2011. Pursuant to Ms. Bartz’s employment agreement, her EIP bonus (reported in the column “Non-Equity Incentive Plan Compensation”) for 2011 was pro-rated based on days worked in 2011.

(10)	Mr. Irving’s employment with the Company will end on April 30, 2012.

Grants of Plan-Based Awards—2011

The following table presents all plan-based awards granted to the Named Executive Officers during fiscal year 2011. For a description of these awards, see the “Compensation Discussion and Analysis,” above and the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” below. Amounts shown under the heading “Grant Date Fair Value of Stock and Option Awards” present the aggregate grant date fair value of the awards (as computed for financial accounting purposes) and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by vesting in a restricted stock unit award or by exercising a stock option). For information regarding the financial benefit, if any, realized by each Named Executive Officer upon vesting or exercise of equity awards in 2011, see “Option Exercises and Stock Vested—2011,” below.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ Share)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)(2)	Target ($)	Maximum ($)(3)	Threshold (#)	Target (#)	Maximum (#)
Timothy R. Morse
Annual Bonus Opportunity	2/25/2011	450,000	900,000	1,800,000							N/A
Stock Options	2/25/2011								200,370	16.50	1,040,582
Restricted Stock Units	2/25/2011							61,090			1,007,985
Performance Units—2011 award	2/25/2011				61,085	122,170	244,340				2,015,805
Performance Units—2011 tranche of 2010 award(5)	2/25/2011				5,425	10,850	21,700				179,025
Restricted Stock Units	11/30/2011							115,000			1,806,650
Ross B. Levinsohn
Annual Bonus Opportunity	2/25/2011	420,000	840,000	1,680,000							N/A
Stock Options (new-hire award)(6)	1/28/2011								400,000	15.83	1,834,800
Restricted Stock Units (new-hire award)(6)	1/28/2011							175,000			2,770,250
Stock Options	2/25/2011								250,460	16.50	1,300,714
Restricted Stock Units	2/25/2011							76,360			1,259,940
Performance Units—2011 award	2/25/2011				76,360	152,720	305,440				2,519,880
Restricted Stock Units	11/30/2011							75,000			1,178,250
Michael J. Callahan
Annual Bonus Opportunity	2/25/2011	225,000	450,000	900,000							N/A
Stock Options	2/25/2011								100,180	16.50	520,265
Restricted Stock Units	2/25/2011							30,540			503,910
Performance Units—2011 award	2/25/2011				30,545	61,090	122,180				1,007,985
Performance Units—2011 tranche of 2010 award(5)	2/25/2011				4,746	9,493	18,986				156,640
Performance Units—2011 tranche of 2009 award(7)	2/25/2011				6,753	13,507	27,013				222,860
Restricted Stock Units	11/30/2011							75,000			1,178,250
Carol Bartz
Annual Bonus Opportunity	2/25/2011	1,000,000	2,000,000	4,000,000							N/A
Stock Options	2/25/2011								500,910	16.50	2,601,376
Restricted Stock Units	2/25/2011							152,720			2,519,880
Performance Units—2011 award	2/25/2011				152,720	305,440	610,880				5,039,760
Performance Units—2011 tranche of 2010 award(5)	2/25/2011				23,871	47,743	95,486				787,765
Performance Units—2011 tranche of 2009 award(7)	2/25/2011				27,011	54,023	108,047				891,385
Modification of RSUs(8)	9/6/2011							35,808			175,421
Blake J. Irving
Annual Bonus Opportunity	2/25/2011	453,000	906,000	1,812,000							N/A
Stock Options	2/25/2011								250,460	16.50	1,300,714
Restricted Stock Units	2/25/2011							76,360			1,259,940
Performance Units—2011 award	2/25/2011				76,360	152,720	305,440				2,519,880
Restricted Stock Units	11/30/2011							75,000			1,178,250

(1)

Amounts represent cash bonus opportunities under the Company’s EIP. Each participant in the EIP is assigned a target bonus each year. For 2011, the EIP provided that the bonus pool available under the EIP would equal the aggregate amount of the participants’ target bonus opportunities, multiplied by the EIP Funding Percentage, which may range from a minimum of 50 percent to a maximum of 200 percent based on Yahoo!’s actual revenue ex-TAC growth rate and ex-TAC operating margin for 2011 in comparison with revenue ex-TAC growth rate and ex-TAC operating margin targets for 2011 set by the Compensation Committee (as provided in the EIP and described above in the “Compensation Discussion and Analysis”). The actual EIP bonuses received by the Named Executive Officers for 2011 are presented in the Summary Compensation Table under the heading “Non-Equity Incentive Plan Compensation.”

(2)	Threshold EIP payments shown above reflect the minimum EIP Funding Percentage applied to each participant’s target bonus. Under the EIP, each individual participant’s bonus calculation for 2011 was based 70 percent on Company performance, and 30 percent on individual performance, as described above in the “Compensation Discussion and Analysis.”

(3)	Maximum EIP payments shown above reflect the maximum Funding Percentage applied to each participant’s target bonus. The EIP does not provide a maximum limit on individual bonuses, except that in no event will the total amount of bonuses paid under the EIP for a particular year exceed the aggregate bonus pool for that year.

(4)	As required by SEC rules, these amounts present the aggregate grant date fair value of the awards computed in accordance with FASB ASC 718. These amounts do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising a stock option or vesting in a restricted stock or restricted stock unit award). For information on the valuation assumptions used in these computations, see Note 11—“Employee Benefits” in the Notes to Consolidated Financial Statements included in our 2011 Form 10-K.

(5)	The vesting of these restricted stock units awarded in 2010 was originally subject in part to the Company’s financial performance in 2010, 2011 and 2012. Financial performance targets were established at the beginning of 2010 and 2011 and the one-third portion (or tranche) of the award subject to each annual target is treated as a separate annual grant for accounting purposes. Accordingly, the table above presents the one-third of the total number of restricted stock units subject to such award that were eligible to vest based on the Company’s financial performance goal established for 2011 (with the “Grant Date” in the table above being the grant date of the tranche for accounting purposes). In 2012 these awards were amended to provide that the 2012 tranche would be subject to time-based vesting only.

(6)	Mr. Levinsohn’s employment with the Company commenced on November 15, 2010 and he received new-hire stock option and restricted stock unit awards in January 2011.

(7)	The vesting of these restricted stock units, awarded in 2009 was subject in part to the Company’s financial performance in 2009, 2010 and 2011. Financial performance targets were established at the beginning of each fiscal year and the one-third portion (or tranche) of the award subject to each annual target is treated as a separate annual grant for accounting purposes. Accordingly, the table above presents the one-third of the total number of restricted stock units subject to such award that were eligible to vest based on the Company’s financial performance goal established for 2011 (with the “Grant Date” in the table above being the grant date of the tranche for accounting purposes).

(8)	As described in the “Compensation Discussion and Analysis” above, in connection with the February 2011 approval of the Severance Agreements for the other Named Executive Officers, the Compensation Committee approved a letter agreement with Ms. Bartz amending her 2010 stock option and 2010 time-based restricted stock unit award to provide that, in the event the Company terminates Ms. Bartz’s employment without cause, any portions of the awards scheduled to vest within six months following the termination date would accelerate. Ms. Bartz benefited from these modifications in connection with the September 6, 2011 termination of her employment. There was no incremental fair value, determined in accordance with FASB ASC 718, resulting from the modification of Ms. Bartz’s stock option award because the value of the option, determined under FASB ASC 718, at the time of the modification was less than the value of the option at the time of its initial grant. The incremental fair value, determined in accordance with FASB ASC 718, of the modification of Ms. Bartz’s restricted stock unit award was $175,421 and is reflected in this table and the Summary Compensation Table.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

In June 2009, the Company entered into an employment letter agreement with Mr. Morse, our Executive Vice President and Chief Financial Officer. The agreement provides for a starting annual base salary of $500,000, subject to annual review, and a target annual cash bonus equal to 100 percent of his base salary. The agreement is for at-will employment and does not provide a specified term.

In May 2010, the Company entered into an employment letter agreement with Mr. Irving, our Executive Vice President and Chief Product Officer. The agreement provided for a starting annual base salary of $600,000, subject to annual review, and a target annual cash bonus equal to 100 percent of his base salary. In lieu of relocation benefits, the agreement provided for a commuting allowance of $11,250 per month. In 2011, the Compensation Committee eliminated the commuting allowance benefit. The agreement was for at-will employment and did not provide a specified term. In April 2012, we announced that Mr. Irving would be leaving the Company. For more information, please see “Irving Separation” below.

In October 2010, the Company entered into an employment letter agreement with Mr. Levinsohn, our Executive Vice President, Americas. The agreement provides for a starting annual base salary of $700,000, subject to annual review, and a target annual cash bonus equal to 100 percent of his base salary. The agreement also provides for an award of 400,000 stock options and 175,000 restricted stock units, which were granted on January 28, 2011. The agreement is for at-will employment and does not provide a specified term.

In January 2009, the Company entered into an employment agreement with Ms. Bartz, our Chief Executive Officer, with an initial term of four years. The agreement provided that Ms. Bartz would receive a starting annual base salary of $1,000,000, subject to annual review for increases, and would be eligible to receive an annual bonus with a target amount of 200 percent of base salary and a maximum amount of two times the target amount. The actual amount of the annual bonus would be determined by the Compensation Committee based upon the performance of both the Company and Ms. Bartz for the relevant year. Ms. Bartz’s employment with the Company was terminated on September 6, 2011. For more information, please see “Bartz Separation” below.

Equity-Based Awards

Each of the equity-based awards reported in the “Grants of Plan-Based Awards—2011” table was granted under, and is subject to the terms of, the Company’s 1995 Stock Plan (the “1995 Stock Plan”). The 1995 Stock Plan is administered by the Compensation Committee. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the 1995 Stock Plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 1995 Stock Plan are generally transferable only to a beneficiary of a Named Executive Officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws.

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

Stock Options. In February 2011, each of the Named Executive Officers was granted a stock option as part of the Company’s 2011 annual grant process. Each of these February 2011 options is scheduled to vest in three equal annual installments following the date of grant. In January 2011, Mr. Levinsohn was granted a stock option in connection with his commencing employment with the Company. This option is scheduled to vest as to 25 percent of the option on the first anniversary of Mr. Levinsohn’s start date and as to the remaining 75 percent of the option in six semi-annual installments over the three-year period thereafter. Each of the options granted to the Named Executive Officers in 2011 has a per-share exercise price equal to the closing price of our common stock on the grant date and a maximum term of seven years.

Time-Based Stock Awards. In February 2011, each of the Named Executive Officers was granted an award of restricted stock units as part of the Company’s 2011 annual grant process. Each of these February 2011 awards is scheduled to vest in equal annual installments on each of the first three anniversaries of the grant date. In November 2011, each of the Named Executive Officers (other than Ms. Bartz) was granted another award of restricted stock units. Each of these November 2011 awards is scheduled to vest as to 100 percent of the restricted stock units on the second anniversary of the grant date. In January 2011, Mr. Levinsohn was granted an award of restricted stock units in connection with his commencing employment with the Company. The award is scheduled to vest in equal annual installments on each of the first four anniversaries of the grant date. Each of these restricted stock unit awards is payable in shares of the Company’s common stock on a one-for-one basis following the vesting date.

Performance-Based Stock Awards. In February 2011, as part of the Company’s 2011 annual grant process, each of the Named Executive Officers was granted an award of performance-based restricted stock units. The vesting of these awards is subject to the Company’s financial performance in 2011 in relation to performance goals established at the beginning of the year by the Compensation Committee, as well as the executive’s continued employment with the Company through the third anniversary of the grant date. As noted in the “Compensation Discussion and Analysis,” the Compensation Committee decided that the performance metrics applicable to these 2011 awards would be revenue ex-TAC growth rate and ex-TAC operating margin. The total number of units credited would range between 0 percent and 200 percent of the target number of units subject to the award depending on the Company’s 2011 performance. In February 2012, the Compensation Committee determined that, based on the Company’s financial performance in 2011, 50 percent of the target number of units would be credited with respect to each of these outstanding 2011 performance awards. The stock units credited to the executive are scheduled to vest on the third anniversary of the February 2011 grant date, subject to the executive’s continued employment or service with the Company through the vesting date.

Also in February 2011, the Company and each of the Named Executive Officers who received a financial performance-based award in February 2009 or February 2010 entered into amendments of such awards to specify the performance metrics for the awards’ 2011 tranches. Unlike the 2011 financial performance-based awards described above (which are based on a single-year’s financial performance), each of these 2009 and 2010 performance awards provided for the executive to be credited with a number of restricted stock units based on the Company’s financial performance in each of the three years following the date of grant, in relation to performance goals established at the beginning of each such year by the Compensation Committee. The number of units credited each year would range between 0 percent and 200 percent of the annual target number of units depending on the Company’s performance during such year. The annual target number of units is equal to one-third of the total target number of units subject to the award. Each of these awards is treated as three separate annual grants for accounting purposes and, accordingly, only the one-third portion (or tranche) of units eligible to vest based on the Company’s 2011 financial performance is shown in the tables above. The stock units credited to the executive based on Company financial performance are scheduled to vest on the third anniversary of the 2009 or 2010 award date, as applicable, subject to the executive’s continued employment or service with the Company through the vesting date. As noted in the “Compensation Discussion and Analysis,” the February 2011 amendment of these awards provided that the 2011 performance metrics applicable to these awards would be revenue ex-TAC growth rate and ex-TAC operating margin. In February 2012, the Compensation Committee and each of the Named Executive Officers who received a financial performance-based award in February 2010 (other than Ms. Bartz) entered into amendments of those awards to provide that the 2012 tranche of the 2010 awards will not be subject to performance goals but, instead, will be subject only to time-based vesting (so that the annual target number of units for 2012 is scheduled to vest in February 2013, subject to continued employment or service with the Company through the vesting date).

Each of these restricted stock unit awards is payable in shares of the Company’s common stock on a one-for-one basis following the vesting date. For more information on the performance-based vesting requirements applicable to the restricted stock unit awards granted to the Named Executive Officers in 2011, see the “Compensation Discussion and Analysis.” Refer to the “Potential Payments upon Termination or Change in Control” section below for information on the severance and change in control provisions applicable to all equity-based awards granted to the Named Executive Officers in 2011.

Non-Equity Incentive Plan Awards

Each of the “non-equity incentive plan awards” reported in the “Grants of Plan-Based Awards—2011” table was granted under, and is subject to the terms of, our EIP. Please see the “Compensation Discussion and Analysis” above for a description of the material terms of awards granted under our EIP for 2011.

Outstanding Equity Awards at Year-End—2011

The following table presents all outstanding equity awards held by the Named Executive Officers at the end of 2011. Vesting of these awards is generally conditioned upon the Named Executive Officer’s continuous employment through the applicable vesting date.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(2)
Timothy R. Morse	250,000	150,000	(3)			17.00	7/27/2016
	26,260	78,780	(4)			15.24	2/25/2017
		200,370	(4)			16.50	2/25/2018
								150,000	(5)	2,419,500
								24,412	(6)	393,766
								18,337	(7)	295,768
											16,275	(8)	262,516
								61,090	(6)	985,382
								61,085	(9)	985,301
								115,000	(10)	1,854,950

Ross B. Levinsohn	100,000	300,000	(11)			15.83	1/28/2018
		250,460	(4)			16.50	2/25/2018
								175,000	(12)	2,822,750
								76,360	(6)	1,231,687
								76,360	(9)	1,231,687
								75,000	(10)	1,209,750

Michael J. Callahan	78,750					20.58	12/10/2013
	65,000					37.08	12/16/2014
	100,000					34.75	2/1/2015
	30,000					40.68	12/20/2012
	330,000					31.59	5/31/2013
	150,000					32.12	2/26/2014
	150,000					23.03	8/27/2014
	125,000	125,000	(13)			12.48	2/25/2016
	44,486	44,484	(13)			12.48	2/25/2016
	22,978	68,932	(4)			15.24	2/25/2017
		100,180	(4)			16.50	2/25/2018
								20,260	(14)	326,794
								32,956	(15)	531,580
											20,260	(16)	326,794
								21,360	(6)	344,537
								16,044	(7)	258,790
											14,240	(8)	229,691
								30,540	(6)	492,610
								30,545	(9)	492,691
								75,000	(10)	1,209,750

Carol Bartz				1,527,778	(17)	11.73	3/31/2013
	311,387					12.48	9/6/2012
	231,090					15.24	9/6/2012
	166,970					16.50	9/6/2012
											81,035	(16)	1,307,095
											35,808	(18)	577,575

Blake J. Irving(19)	150,000	250,000	(20)			14.15	7/26/2017
		250,460	(4)			16.50	2/25/2018
								125,000	(21)	2,016,250
								76,360	(6)	1,231,687
								76,360	(9)	1,231,687
								75,000	(10)	1,209,750

(1)	In accordance with the terms and conditions applicable to the award, each award reported in these columns generally is subject to earlier termination in connection with certain terminations of the award holder’s employment and to acceleration in certain circumstances as described under “Potential Payments Upon Termination or Change in Control,” below.

(2)	Value is based on the closing price of Yahoo! common stock of $16.13 on the final trading day of 2011, as reported on NASDAQ.

(3)	One-third of these stock options will become exercisable on June 17, 2012, and the remainder will become exercisable in equal semi-annual installments thereafter through June 17, 2013.

(4)	One-third of these stock options became exercisable on February 25, 2012 and the remainder will become exercisable in equal annual installments thereafter through February 25, 2014.

(5)	These restricted stock units will vest on July 27, 2012.

(6)	One-third of these restricted stock units vested on February 25, 2012 and the remainder will vest in equal annual installments thereafter through February 25, 2014.

(7)	These restricted stock units will vest on February 25, 2013. Amount shown is the aggregate number of credited stock units from the 2010 and 2011 tranches of a 2010 award with vesting contingent on the Company’s achievement of annual financial performance goals (an “AFP-based performance award”).

(8)	These restricted stock units are scheduled to vest, if at all, based on the Company’s total shareholder return relative to that of the other NASDAQ-100 index companies over the three-year performance period ending February 25, 2013. Amount shown is the threshold vesting level.

(9)	These restricted stock units will vest on February 25, 2014. Amount shown is the aggregate number of credited stock units from a 2011 AFP-based performance award.

(10)	These restricted stock units will vest on November 30, 2013.

(11)	One-sixth of these stock options will vest on May 15, 2012, and the remainder will become exercisable in equal semi-annual installments thereafter through November 15, 2014.

(12)	One-fourth of these restricted stock units vested on January 28, 2012 and the remainder will vest in equal annual installments thereafter through January 28, 2015.

(13)	One-half of these stock options became exercisable on February 25, 2012 and the remainder will become exercisable on February 25, 2013.

(14)	One-half of these restricted stock units vested on February 25, 2012 and the remainder will vest on February 25, 2013.

(15)	These restricted stock units vested on February 25, 2012. Amount shown is the aggregate number of credited stock units from the 2009, 2010, and 2011 tranches of a 2009 AFP-based performance award.

(16)	These restricted stock units were scheduled to vest, if at all, based on the Company’s total shareholder return relative to that of the other NASDAQ-100 index companies over the three-year performance period ending February 25, 2012. Amount shown is the threshold vesting level. In March 2012, the Compensation Committee determined that the Company’s total shareholder return for the three-year performance period did not meet the minimum performance level required for payment. Accordingly, these awards were forfeited in their entirety.

(17)	Reflects the threshold vesting level of a four-year performance-based stock option granted in January 2009 (the “Inducement Option”). The Inducement Option becomes exercisable, if at all, based on the attainment of average closing prices for the Company’s common stock (as reported on NASDAQ) for 20 consecutive trading days prior to January 1, 2013 (or, if a change in control, as defined in Ms. Bartz’s employment agreement, occurs prior to January 1, 2013, the price of the Company’s common stock on the NASDAQ immediately preceding the closing of the change in control, even if such price is not maintained for 20 consecutive trading days) (in either case, the “Average Price”) as follows: (i) one-third of the option (equal to 1,527,778 shares) will vest if the Average Price is equal to or greater than $17.595 (which is 150 percent of the exercise price of $11.73, the fair market value of the Company’s common stock on the date of grant); (ii) an additional one-sixth of the option (equal to 763,889 shares) will vest if the Average Price is equal to or greater than $20.5275 (which is 175 percent of the exercise price); (iii) an additional one-sixth of the option (equal to 763,890 shares) will vest if the Average Price is equal to or greater than $23.46 (which is 200 percent of the exercise price); (iv) an additional one-twelfth of the option (equal to 381,944 shares) will vest if the Average Price is equal to or greater than $26.3925 (which is 225 percent of the exercise price); (v) an additional one-twelfth of the option (equal to 381,944 shares) will vest if the Average Price is equal to or greater than $29.325 (which is 250 percent of the exercise price); and (vi) an additional one-sixth of the option (equal to 763,890 shares) will vest if the Average Price is equal to or greater than $35.19 (which is 300 percent of the exercise price).

(18)	These restricted stock units are scheduled to vest, if at all, based on the Company’s total shareholder return relative to that of the other NASDAQ-100 index companies over the three-year performance period ending February 25, 2013. Amount shown is the award’s threshold vesting level, pro-rated based on Ms. Bartz’s months worked during the three years ending February 25, 2013.

(19)	As noted above, Mr. Irving’s employment with the Company will end on April 30, 2012. Each of his outstanding unvested awards will terminate on that date, after giving effect to applicable acceleration provisions (see “Potential Payments Upon Termination or Change in Control—Executive Severance Agreements” and “—Equity Awards,” below).

(20)	One-fifth of these stock options were scheduled to become exercisable on May 17, 2012, and the remainder were scheduled to become exercisable in equal semi-annual installments thereafter through May 17, 2014.

(21)	These restricted stock units were scheduled to vest on July 26, 2013.

Option Exercises and Stock Vested—2011

The following table presents all stock options exercised and value realized upon exercise, and all stock awards vested and value realized upon vesting, by the Named Executive Officers during 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Timothy R. Morse	0	0	8,138	134,277
Ross B. Levinsohn	0	0	0	0
Michael J. Callahan	0	0	17,250	284,625
Carol Bartz	0	0	462,299	6,489,793
Blake J. Irving	0	0	0	0

(1)	In the case of stock awards, the value realized equals the fair market value of Yahoo! common stock on the vesting date, multiplied by the number of shares/units that vested.

Potential Payments Upon Termination or Change in Control

The following section describes the benefits that may become payable to certain Named Executive Officers in connection with a termination of their employment with the Company and/or a change in control of the Company under arrangements in effect on December 31, 2011.

Executive Severance Agreements

As described in the “Compensation Discussion and Analysis,” above, in February 2011, the Compensation Committee approved the Company’s entry into Severance Agreements with the Company’s executive officers (including each of the Named Executive Officers other than Ms. Bartz) to provide severance benefits to these executives should their employment terminate in certain circumstances. Under each Severance Agreement, in the event that the Company terminates the executive’s employment without “cause” (as defined in the agreement), the executive would generally be entitled to receive cash severance equal to (1) the executive’s base salary for 12 months, (2) the executive’s annual target bonus for the year in which the termination notice is provided, and (3) a prorated portion of the annual bonus the executive would have received for the year in which the termination notice is provided (or, if less, the executive’s target bonus for such year) based on the number of months the executive was actively employed with the Company during the year. The executive would also be entitled to payment by the Company of an amount equal to the executive’s COBRA premiums for continuation of health benefits up to 12 months following termination. In addition, the Severance Agreement provides that if an executive’s employment terminates and the executive is entitled to severance as described above, then:

•

any portion of the executive’s outstanding stock options and time-based restricted stock unit awards granted prior to the date of the Severance Agreement that is scheduled to vest within six months following such a termination of the executive’s employment will vest on the termination date; and

•

the executive’s outstanding restricted stock unit awards granted prior to the date of the Severance Agreement that vest based on the Company’s financial performance will vest as to any stock units credited under the award based on Company performance for any year prior to the year in which the termination occurs, and if the executive is employed with the Company for at least six months of the year in which the termination occurs, the award will vest as to a prorated portion of the stock units that would have been credited under the award based on the Company’s performance for that year.

In each case, the executive’s right to receive the severance benefits described above is contingent on the executive’s executing and not revoking a release of claims in favor of the Company and complying with the executive’s obligations under any confidentiality or similar agreement with the Company. If an executive is entitled to benefits triggered by a termination of employment under the Change-in-Control Severance Plans described below (or another plan or agreement) and the executive’s Severance Agreement, the executive will be entitled to the greater benefit (but not both benefits).

Change in Control Severance Plans

As noted above in the section titled “Compensation Discussion and Analysis,” the Compensation Committee maintains two Change in Control Severance Plans that, together, cover all full-time employees of the Company, including each of the Named Executive Officers currently employed with the Company.

The Change in Control Severance Plans provide that if an eligible employee’s employment with the Company is terminated by the Company without cause or by the employee for good reason (as these terms are defined in the applicable Change in Control Severance Plan) within one year after a change in control of the Company, the employee will generally be entitled to receive the following severance benefits:

•

Continuation of the employee’s annual base salary, as severance pay, over a designated number of months following the employee’s severance date. The number of months will range from four months to 24 months, depending on the employee’s job level.

•

Reimbursement for outplacement services for 24 months following the employee’s severance date, subject to a maximum reimbursement that ranges from $3,000 to $15,000, depending on the employee’s job level.

•	Continued medical group health and dental plan coverage for the period the employee receives severance pay.

•

Accelerated vesting of all stock options, restricted stock units and any other equity-based awards previously granted or assumed by the Company and outstanding as of the severance date, unless otherwise set forth in the applicable award agreement for grants or awards made after February 12, 2008.

The number of months used to calculate the severance benefit under the Change in Control Severance Plans for each Named Executive Officer is 24 months and the outplacement benefit applicable to each Named Executive Officer is $15,000. The plans do not provide tax gross-ups for potential excise or other taxes on the benefits that may be paid.

Each eligible employee will be entitled to the greater of (a) the severance payments and benefits pursuant to the Change in Control Severance Plans or (b) the severance benefits under any negotiated severance agreement between such employee and the Company (if applicable).

Payment of the foregoing severance benefits is conditioned upon the employee’s execution of a release of claims in favor of the Company and compliance with the employee’s confidentiality, proprietary information and assignment of inventions obligations to the Company.

A “change in control” would generally be triggered under the Change in Control Severance Plans by a person or group of persons acquiring more than 40 percent of the Company’s voting stock, consummation of certain mergers and other transactions where the Company’s shareholders owned less than 50 percent of the surviving entity, a liquidation of the Company, or consummation of a sale of all or substantially all of the Company’s assets. A sale of the Company’s search business would not constitute a change in control.

Equity Awards

With respect to equity awards granted to Mr. Callahan in February 2009, to Messrs. Morse and Callahan in February 2010, and to each of the Named Executive Officers (other than Ms. Bartz) in February 2011 and November 2011, the executive will be entitled to full acceleration of his or her outstanding and unvested awards if, within 12 months following a change in control of the Company, the executive’s employment is terminated by the Company without cause or by the executive for good reason (as such terms are defined in the applicable award agreements). In addition, such awards may partially vest if the executive’s employment is terminated by the Company without cause or due to the executive’s death or disability prior to a change in control as follows: (a) as to the performance stock units that vest based on the Company’s total shareholder return over a three-year performance period and provided that the termination of employment occurs between 18 and 36 months after the award is granted, the number of units that vest at the end of the three-year period based on performance will be pro-rated based on the executive’s period of service over the performance period; (b) the November 2011 awards will vest pro-rata based on days worked during the two-year vesting period; and (c) vesting of the other awards will be determined under the terms of the Severance Agreement as described above.

With respect to the award of 150,000 restricted stock units granted to Mr. Morse in July 2009 and the award of 125,000 restricted stock units granted to Mr. Irving in July 2010 (each of which is scheduled to vest 100 percent on the third anniversary of the grant date), each such executive’s award agreement provides that if his employment is terminated by the Company without cause (as defined in the agreement) prior to the third anniversary of his employment start date, the award will vest on a pro-rata basis.

In addition to the benefits described above, outstanding equity-based awards held by the Named Executive Officers may also be subject to accelerated vesting in connection with a change in control of the Company under the terms of our 1995 Stock Plan and outstanding awards held by each Named Executive Officer on the date of his Severance Agreement may be subject to accelerated vesting as described under “—Executive Severance Agreements,” above.

Estimated Severance and Change in Control Benefits

Severance Benefits. The following table presents the Company’s estimate of the amount of the benefits to which each of the Named Executive Officers (other than Ms. Bartz) would have been entitled had his employment been terminated by the Company on December 31, 2011 without cause (as defined in the executive’s award or Severance Agreement, as applicable), and other than in connection with a change in control of the Company.

Name	Cash Severance ($)	Continuation of Health Benefits ($)	Equity Acceleration ($)(1)		Total ($)
Timothy R. Morse	2,100,000	24,743	3,791,854	(2)	5,916,597	(2)
Ross B. Levinsohn	1,960,000	24,743	2,414,250		4,398,993
Michael J. Callahan	1,175,000	24,743	2,106,551	(2)(3)	3,306,294	(2)(3)
Blake J. Irving	2,114,000	24,743	2,744,668		4,883,411

(1)	This column reports the intrinsic value of the unvested portions of the executive’s awards that would accelerate in the circumstances. For options, this value is calculated by multiplying the amount (if any) by which $16.13 (the closing price of the Company’s common stock on the final trading day of 2011) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option. For restricted stock unit awards, this value is calculated by multiplying $16.13 by the number of units subject to the accelerated portion of the award.

(2)	In addition, as to the restricted stock units awarded to Mr. Morse and Mr. Callahan in February 2010 that vest based on the Company’s three-year total shareholder return relative to that of the other NASDAQ-100 index companies, a target number of 19,891 units for Mr. Morse and 17,404 units for Mr. Callahan would remain outstanding and in 2013 would be payable in a number of shares of common stock ranging from 0 percent to 200 percent of such amount based on the Company’s relative total shareholder return over the three years ending February 25, 2013.

(3)	In addition, as to the restricted stock units awarded to Mr. Callahan in February 2009 that vest based on the Company’s three-year total shareholder return relative to that of the other NASDAQ-100 index companies, a target number of 38,268 units would remain outstanding and in 2012 would be payable in a number of shares of common stock ranging from 0 percent to 200 percent of such amount based on the Company’s relative total shareholder return over the three years ending February 25, 2012. In March 2012, the Compensation Committee determined that the Company’s total shareholder return for the three-year performance period did not meet the minimum performance level required for payment and, accordingly, this award was forfeited in its entirety.

Change in Control Severance Benefits. The following table presents the Company’s estimate of the amount of the severance benefits to which each of the Named Executive Officers (other than Ms. Bartz) would be entitled under the arrangements described above if his employment was terminated by the Company without cause (or, as to some benefits, by the executive for good reason) within 12 months following a change in control of the Company, and assuming for purposes of this illustration that the termination of employment occurred on December 31, 2011.

Name	Cash Severance ($)(1)	Continuation of Health Benefits ($)(1)	Outplacement Benefits ($)	Equity Acceleration ($)(2)	Total ($)
Timothy R. Morse	2,100,000	24,743	15,000	8,777,620	10,917,363
Ross B. Levinsohn	1,960,000	24,743	15,000	7,817,560	9,817,303
Michael J. Callahan	1,175,000	24,743	15,000	6,280,989	7,495,732
Blake J. Irving	2,114,000	24,743	15,000	7,416,060	9,569,803

(1)	The Severance Agreements provide that each executive will be entitled to either the cash severance and health continuation payments provided under his Severance Agreement or under the Change in Control Severance Plan (if applicable), whichever is greater. Amounts in the “Cash Severance” and “Continuation of Health Benefits” columns reflect benefits under the Severance Agreements.

(2)	This column reports the intrinsic value of the unvested portions of the executive’s awards that would accelerate in the circumstances. For options, this value is calculated by multiplying the amount (if any) by which $16.13 (the closing price of the Company’s common stock on the final trading day of 2011) exceeds the exercise price of the option by the number of shares subject to the accelerated portion of the option. For restricted stock unit awards, this value is calculated by multiplying $16.13 by the number of units subject to the accelerated portion of the award.

Bartz Separation

Ms. Bartz’s employment agreement, described above under the heading “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Equity Awards Table—Employment Agreements,” provided for certain benefits to be paid to Ms. Bartz in connection with a termination of her employment without cause as described below.

Under her employment agreement, if Ms. Bartz’s employment were to be terminated during the term of the agreement by the Company without cause, Ms. Bartz would be entitled to:

(a) a lump-sum payment equal to one times her base salary and target bonus;

(b) an additional prorated bonus for the year in which the termination occurs;

(c) the Inducement Option Ms. Bartz received in January 2009 (which is subject to vesting in tranches based on the Company’s stock price performance) would remain outstanding through December 31, 2012, the Company’s actual stock prices through December 31, 2012 would be used to determine the portion of the award eligible to vest (any portion of the award as to which the applicable performance conditions were not satisfied would terminate), and the actual portion of the award that vests would be determined by multiplying the portion of the award as to which the performance vesting conditions were satisfied by a fraction (not greater than one), the numerator of which is equal to Ms. Bartz’s actual months of service plus 12 months and the denominator of which is 48 months;

(d) treatment of other grants during the term of the agreement, including annual grants, in accordance with their terms but with a minimum pro-rata vesting based on service during the vesting period (plus credit for an additional 12 months of service with respect to the grants of stock options and restricted stock units she received in February 2009);

(e) an exercise period for her outstanding and vested options of 12 months after termination; and

(f) Ms. Bartz and her eligible dependents would generally be entitled to continued coverage under the Company’s health plans, provided that Ms. Bartz pays the full cost of the continued coverage.

The terms of her equity award agreements further provided that, in the situation described above:

(g) with respect to the award of performance-based restricted stock units granted to Ms. Bartz in February 2009 that vest based on the Company’s financial performance each year, any stock units that were credited to Ms. Bartz based on the Company’s performance for the year in which the termination occurs and for any prior year would vest as of the final day of the termination year;

(h) with respect to the award of performance-based restricted stock units granted to Ms. Bartz in February 2010 that vest based on the Company’s financial performance each year, any stock units that were credited to Ms. Bartz based on the Company’s performance for any year prior to the termination year would vest, and the remainder of the award would be held open and she would be entitled to pro rata vesting (based on service during the termination year), as of the final day of the termination year, as to any units credited based on Company performance for the termination year;

(i) With respect to the award of Performance-based restricted stock units granted to Ms. Bartz in February 2011 that vest based on the Company’s financial performance in 2011, she would be entitled to pro rata vesting (based on service over the 36-month vesting period), as of the final day of the performance year (or, if later, the date of termination), as to any units credited based on the Company’s financial performance in 2011; and

(j) with respect to the awards of performance-based restricted stock units granted to Ms. Bartz in February 2009 and February 2010 that vest based on total shareholder return (or “TSR”), each award would be held open until the end of its three-year performance period, and she would be entitled to pro rata vesting as described in clause (d) above as to the number of units that vest based on the Company’s total shareholder return over the performance period.

Ms. Bartz’s employment agreement also provided that, if the terms of any standard equity grants made to other senior executives, issued at the same time and of the same type of grants as grants to Ms. Bartz, contain terms that would be more favorable to Ms. Bartz, she would have the benefit of such terms. Accordingly, in connection with the executive Severance Agreements described above, in February 2011 the Company entered into a letter agreement with Ms. Bartz amending her stock option and time-based restricted stock unit award granted in 2010 to provide that, in the event the Company terminated Ms. Bartz’s employment without cause (as defined in the applicable agreements, and other than during the 12 months following a change in control), such awards would vest according to their terms, but at a minimum, any portions of the awards that were scheduled to vest within six months following the termination date would vest on the termination date.

On September 6, 2011, Ms. Bartz’s employment with the Company terminated. The separation was treated by the Company as a termination without cause. Pursuant to the terms of her employment agreement and equity award agreements described above, Ms. Bartz received:

•	a cash severance payment of $3 million (equal to her base salary plus target bonus);

•	a cash bonus under the EIP, pro-rated for the portion of the year she was employed by the Company, in the amount of $477,534;

•	accelerated vesting of 385,973 restricted stock units and 415,966 stock options, which will remain exercisable until September 6, 2012; and

•	a payment for accrued but unused vacation days and floating holidays.

In connection with receiving the severance benefits described above, Ms. Bartz executed a release in favor of the Company.

Upon termination of Ms. Bartz’s employment, the shares subject to the Inducement Option and the 2010 TSR-based performance award were proportionately reduced based on months worked during the applicable vesting period (plus an additional 12 months vesting credit in the case of the Inducement Option), as required by

Ms. Bartz’s employment agreement and award agreements. Such awards remain outstanding and eligible to vest based on the Company’s performance over their respective performance periods. The 2009 TSR-based performance award was also held open but terminated in March 2012 when the Compensation Committee determined that the Company’s total shareholder return for the three-year performance period did not meet the minimum performance level required for payment. The performance-based vesting conditions applicable to the Inducement Option are described in footnote (19) to the “Outstanding Equity Awards at Year-End—2011” table above. The deadline for Ms. Bartz to exercise any portion of the Inducement Option that becomes vested will be September 6, 2012 (the date that is one year after her termination) or, with respect to any portion of the option that vests within 90 days prior to such date or at any time thereafter, 90 days after the applicable vesting date. If a change in control of the Company occurs and Ms. Bartz’s Inducement Option is not otherwise vested, the Inducement Option will continue in accordance with its terms if the award is continued, assumed or substituted for in the transaction. If a change in control of the Company occurs and Ms. Bartz’s Inducement Option is to be terminated (because it is not continued, assumed or substituted for in the transaction), any vesting of the unvested portion of the award will be determined based on the Company’s stock price immediately prior to the change in control. Any portion of the Inducement Option that is not vested based on such stock price will terminate on the transaction.

Irving Separation

On April 30, 2012, Mr. Irving’s employment with the Company will terminate. Mr. Irving will receive severance benefits for a termination without cause in accordance with the agreements described above.

Narrative Disclosure of the Company’s Compensation Policies and Practices as they Relate to the Company’s Risk Management

Our Board serves an active role, as a whole and also at the committee level, in overseeing management of the Company’s risks. The Company’s officers are responsible for the Company’s day-to-day risk management activities. The Company, through its internal auditors, has established an enterprise risk framework for identifying, aggregating, quantifying and evaluating risk across the enterprise. The risk framework is integrated with the Company’s annual planning, audit scoping and control evaluation management by our internal auditors. The review of financial risk management is a dedicated periodic agenda item for the Audit Committee, whose responsibilities include periodically reviewing management’s financial risk assessment and financial risk management policies, the Company’s major financial risk exposures, and the steps management has taken to monitor and control such exposures. Our other Board committees also consider and address risk as they perform their committee responsibilities. For example, the Compensation Committee discusses and reviews compensation arrangements for the Company’s executive officers to avoid incentives that would promote excessive risk-taking that is reasonably likely to have a material adverse effect on the Company, the Transactions Committee considers risks associated with the Company’s strategic business plans, including potential transactions over certain dollar thresholds and the Nominating/Governance Committee oversees risks associated with operations of the Board and its governance structure. Further, at each Board meeting, the General Counsel reports on litigation, regulatory, public policy and other legal risks that may affect the Company. The full Board monitors risks through regular reports from each of the committee chairs and the General Counsel, and is apprised of particular risk management matters in connection with its general oversight and approval of corporate matters. We believe the division of risk management responsibilities described above is an effective approach for evaluating and addressing the risks facing the Company and that our Board leadership structure supports this approach because it allows our Independent Directors, through the independent committees and non-executive Chairman, to exercise effective oversight of the actions of management.

With respect to the Company’s compensation arrangements, the Company has reviewed its compensation policies and practices and concluded that such policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. In particular, the Compensation Committee, with input from its independent compensation consultant, Frederic W. Cook & Co., Inc., assessed the compensation arrangements for the Company’s executive officers and concluded that they do not encourage unnecessary or excessive risk-taking. The Compensation Committee believes that the design of the Company’s annual cash and long-term equity incentives for its executives provides an effective and appropriate mix of incentives to focus executives on long-term shareholder value creation and does not encourage taking short-term risks at the expense of long-term results. While the Company’s performance-based cash bonuses for executives are based on the achievement of annual target goals, the amount of such bonuses are based on a percentage of salary and are capped under the bonus plans, and the bonus programs represent a small percentage of executives’ overall total compensation opportunities. The Compensation Committee and the Company further have discretion under the bonus plans to reduce bonus payments based on individual performance. In addition, a significant portion of each executive’s compensation is in the form of long-term incentive equity awards. Long-term incentive awards are generally made on an annual basis and are subject to a multi-year vesting schedule which helps ensure that award recipients always have significant value tied to long-term stock price performance.

The Company recognizes that hedging against losses in Company shares may disturb the alignment between shareholders and executives that the Company’s stock ownership policy (as described in the “Compensation Discussion and Analysis” above) and equity awards are intended to build. Accordingly, the Company has incorporated prohibitions on various hedging activities within its insider trading policy, which applies to directors, officers and employees. The policy prohibits all short sales of Company stock and any trading in derivatives (such as put and call options or forward transactions) that relate to Company securities. The insider trading policy also prohibits pledging Company stock as collateral for a loan, purchasing Company stock on margin, and holding Company stock in a margin account. In exceptional circumstances, the Board may grant an exception to these latter prohibitions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information as of December 31, 2011 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including the 1995 Stock Plan, the Directors’ Plan and the Employee Stock Purchase Plan. Each of these plans has been approved by the Company’s shareholders. The Company does not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	95,680,391	(2)(3)	$22.08	(4)	144,214,525	(5)

(1)	This table does not present information regarding equity awards that were assumed by Yahoo! in connection with the acquisition of other companies. As of December 31, 2011, an additional 1,377,371 shares of the Company’s common stock were subject to acquired-company stock options (at a weighted average exercise price of $6.73 per share), and an additional 759,100 shares of the Company’s common stock were subject to acquired-company restricted stock units.

(2)	Includes 61,051,736 shares subject to stock option awards and 34,628,655 shares subject to restricted stock unit awards as of December 31, 2011. A currently indeterminable number of additional shares may become issuable pursuant to the dividend equivalent rights feature of certain outstanding restricted stock unit awards under the Directors’ Plan and the 1995 Stock Plan.

(3)	Includes the maximum number of shares potentially issuable in connection with open performance-based vesting conditions (after giving effect to the crediting of stock units under performance-based awards based on the Company’s 2011 financial performance). As of December 31, 2011, and after giving such effect to the Company’s 2011 financial performance, a maximum of 1,333,633 restricted stock units (including a target number of 666,817 restricted stock units) were subject to open performance-based vesting conditions, and a maximum of 4,583,333 shares were subject to a stock option award with open performance-based vesting conditions. See “Executive Officer Compensation and Other Matters—Compensation Discussion and Analysis” and the footnotes to the “Outstanding Equity Awards at Year-End—2011” table for more information regarding performance-based vesting conditions.

(4)	Calculated exclusive of outstanding restricted stock unit awards.

(5)	Of these shares, 114,757,344 were available for award grant purposes under the 1995 Stock Plan, 4,646,536 were available for award grant purposes under the Directors’ Plan, and 24,810,645 were available under the Employee Stock Purchase Plan, as of December 31, 2011 after giving effect to the crediting of stock units under performance-based awards based on the Company’s 2011 financial performance. Subject to certain express limits of the 1995 Stock Plan, shares available under the 1995 Stock Plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in shares of our common stock or units of our common stock. Each share that is issued in respect of any full-value award under the 1995 Stock Plan (i.e., awards other than options and stock appreciation rights with an exercise or base price that is no less than the fair market value of a share of common stock on the date the award is granted) counts against the 1995 Stock Plan’s share limit as: 1.75 shares, for awards granted on or after May 19, 2005 but prior to June 12, 2007; 2.00 shares, for awards granted on or after June 12, 2007 but prior to June 25, 2009; and 1.75 shares, for awards granted on or after June 25, 2009. Each share issued in respect of any full-value award granted under the Directors’ Plan (i.e., awards other than options with an exercise price that is no less than the fair market value of a share of common stock on the date the award is granted) after the 2006 annual meeting counts as 1.75 shares for every one share actually issued in connection with the award.

BENEFICIAL OWNERSHIP OF PRINCIPAL SHAREHOLDERS AND MANAGEMENT

The following table sets forth certain information that has been provided to the Company with respect to beneficial ownership of shares of the Company’s common stock as of April 5, 2012 (except where another date is indicated) for (i) each person who is known by the Company to own beneficially more than 5 percent of the outstanding shares of common stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all current directors and current executive officers of the Company as a group.

Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Common Stock Outstanding(2)
David Filo	72,029,890	5.9%
701 First Avenue Sunnyvale, CA 94089

Third Point LLC and affiliates(3)	70,500,400	5.8%
390 Park Avenue, 18th Floor New York, NY 10022

Capital Research Global Investors(4)	70,493,120	5.8%
333 South Hope Street Los Angeles, CA 90071

Carol Bartz(5)	1,351,984	*
Michael J. Callahan(6)	1,317,632	*
Arthur H. Kern(7)	725,731	*
Timothy R. Morse(8)	396,884	*
Roy J. Bostock(9)	360,994	*
Gary L. Wilson(10)	316,175	*
Blake J. Irving(11)	309,604	*
Ross B. Levinsohn(12)	286,699	*
Vyomesh Joshi(13)	223,141	*
Scott Thompson	186,316	*
Patti S. Hart(14)	37,929	*
Susan M. James(15)	32,370	*
Brad D. Smith(16)	25,775	*
David W. Kenny(17)	15,425	*
Maynard G. Webb, Jr.(18)	4,947	*
John D. Hayes(19)	3,000	*
Thomas J. McInerney	1,000	*
Alfred J. Amoroso(20)	0	*
Peter Liguori	0	*
All current directors and current executive officers as a group (19 persons)(21)	76,273,512	6.2%

*	Less than 1 percent.

(1)	The number of shares beneficially owned by each person or group as of April 5, 2012 (except where another date is indicated) includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options and vesting and payment of restricted stock units. Shares subject to vested restricted stock units under the Directors’ Plan are generally payable on the earlier of the first anniversary of the date of grant (or the third anniversary, in the case of annual awards prior to 2010 and quarterly awards prior to 2011) or the date the director’s service terminates, subject to deferred issuance at the director’s election in some cases. To our knowledge, except as otherwise indicated in the footnotes to this table and subject to applicable community property laws, each shareholder named in the table has the sole power to vote or direct the voting of (voting power) and the sole power to sell or otherwise direct the disposition of (dispositive power) the shares set forth opposite such shareholder’s name.

(2)	For each person and group included in the table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group as described above by the sum of the 1,217,801,572 shares of common stock outstanding (excluding treasury shares) on April 5, 2012 and the number of shares of common stock that such person or group had the right to acquire on or within 60 days of that date, including, but not limited to, upon the exercise of options and upon vesting and payment of restricted stock units.

(3)	Beneficial ownership information is as of March 13, 2012 and is based on information contained in Amendment No. 7 to Schedule 13D filed with the SEC on March 23, 2012 by Third Point LLC, Daniel S. Loeb, Harry J. Wilson and Michael J. Wolf. The Schedule 13D, as amended, states that Third Point LLC and Mr. Loeb each have shared voting power and shared dispositive power over all of the shares shown in the table above, and that Mr. Wilson and Mr. Wolf each have sole voting and dispositive power over an additional 25,000 shares and an additional 20,000 shares, respectively. The Schedule 13D, as amended, further states that, by reason of agreements between Third Point LLC and each of Mr. Wilson and Mr. Wolf, Third Point LLC and Messrs. Loeb, Wilson and Wolf may be deemed to have formed a group within the meaning of Rule 13d-5(b) under the Exchange Act and each may therefore be deemed to beneficially own the shares of common stock beneficially owned by the others.

(4)	Beneficial ownership information is based on information contained in Amendment No. 5 to Schedule 13G filed with the SEC on February 8, 2012 by Capital Research Global Investors. The Schedule 13G, as amended, states that Capital Research Global Investors, a division of Capital Research and Management Company (“CRMC”), is deemed to be the beneficial owner of 70,493,120 shares as a result of CRMC’s acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, and that it has sole voting power and sole dispositive power over all of such shares.

(5)	Ms. Bartz served as the Company’s Chief Executive Officer and President until September 6, 2011 and as a Board member until September 9, 2011. Beneficial ownership information is based on information contained in the last Form 4 filed by Ms. Bartz with the SEC prior to September 9, 2011, adjusted to give effect to subsequent transactions through April 5, 2012 of which the Company is aware in connection with employment-related equity awards. The amount of beneficial ownership includes 709,447 shares issuable upon exercise of options under the Company’s 1995 Stock Plan. It does not include shares subject to a performance-based stock option award granted to Ms. Bartz pursuant to the terms of her employment agreement, which may become exercisable, if at all, based on the achievement of specified levels of stock price appreciation with respect to the Company’s common stock. No portion of this option was exercisable as of April 5, 2012. The vesting terms applicable to this stock option are described in footnote (19) to the “Outstanding Equity Awards at Year End—2011” table, below.

(6)	Includes 1,237,328 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the 1995 Stock Plan.

(7)	Includes 307,839 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the Directors’ Plan; and 32,335 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(8)	Includes 369,310 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the 1995 Stock Plan.

(9)	Includes 283,860 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the Directors’ Plan; and 35,300 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(10)	Includes 260,000 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the Directors’ Plan; and 42,925 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(11)	Mr. Irving’s service as the Company’s Executive Vice President and Chief Product Officer will end on April 30, 2012. Includes 283,487 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the 1995 Stock Plan. Does not include 164,872 shares underlying restricted stock units that are scheduled to accelerate and vest on April 30, 2012, in connection with the termination of Mr. Irving’s employment.

(12)	Includes 233,487 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the 1995 Stock Plan.

(13)	Includes 160,000 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the Directors’ Plan; and 27,959 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(14)	Includes 21,522 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(15)	Includes 10,941 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(16)	Includes 10,941 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(17)	Includes 12,419 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(18)	Includes 2,339 shares issuable upon exercise of options exercisable within 60 days of April 5, 2012 under the Directors’ Plan; and 2,608 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan.

(19)	Includes 3,000 shares in a managed account over which Mr. Hayes has a right to obtain investment and voting control within 60 days. Does not include 824 shares held by Mr. Hayes’ wife as UTMA custodian for their adult sons in an account over which she has neither investment nor voting control.

(20)	Does not include 3,467 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan, for which Mr. Amoroso has elected to defer payment.

(21)	Includes 3,137,650 shares issuable upon exercise, by directors and executive officers, of options exercisable within 60 days of April 5, 2012 under the 1995 Stock Plan or the Directors’ Plan; and 196,950 shares subject to vested but unpaid restricted stock units under the Directors’ Plan as of April 5, 2012. Does not include 3,467 shares subject to vested but unpaid restricted stock units as of April 5, 2012 under the Directors’ Plan, for which Mr. Amoroso has elected to defer payment.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTION POLICY

The Audit Committee has adopted a written Related Party Transaction Policy (the “Policy”). The purpose of the Policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction or series of transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) the Company is a participant and (iii) a related person has or will have a direct or indirect material interest. For purposes of the Policy, a related person is each member of the Board, each executive officer, any nominee for director, any security holder known to the Company to own of record or beneficially 5 percent or greater of any class of its voting securities or any immediate family member of any of the foregoing persons.

The Corporate Secretary shall submit all related party transactions to the Audit Committee for its review and, if appropriate, approval or ratification. In determining whether to approve or ratify a related party transaction, the Audit Committee may consider all relevant facts and circumstances, including the following factors:

•	the nature of the related person’s interest in the transaction;

•

the material terms of the transaction, including the amount involved, the type of transaction and whether the terms are at least as favorable to the Company as those available from non-related persons;

•	the importance of the transaction to the related person and to the Company;

•	whether the transaction would interfere with the ability of a director or executive officer to act in the best interests of the Company and its shareholders; and

•	any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who has an interest in a transaction under discussion by the Audit Committee shall abstain from voting on the approval of the related party transaction, but may, if requested by the Chair of the Audit Committee, participate in some or all of the committee’s discussions about the transaction.

DIRECTOR INDEPENDENCE

The Company’s Guidelines provide that the Board shall be comprised of a majority of directors who, in the business judgment of the Board, qualify as independent directors (“Independent Directors”) under applicable SEC rules, NASDAQ listing standards and the Guidelines.

Each director’s relationships with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) that have been identified were reviewed, and only those directors (i) who in the opinion of the Board have no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and (ii) who otherwise meet the requirements of the NASDAQ listing standards are considered Independent Directors.

The Board has affirmatively determined that all of its current directors, except Scott Thompson, who serves as Chief Executive Officer and President of the Company, are Independent Directors, that each of the members of the Nominating/Governance Committee, the Compensation Committee and the Audit and Finance Committee is an Independent Director and that each member of the Audit Committee meets the independence standards required for audit committee members under applicable SEC rules, the NASDAQ listing standards and the Company’s Guidelines. The Board also previously affirmatively determined that Eric Hippeau, who resigned from our Board effective April 1, 2011, was an Independent Director and met the independence standards required under applicable SEC rules, the NASDAQ listing standards and the Company’s Guidelines for membership on the Nominating/Governance Committee.

Our Independent Directors are:

• Roy J. Bostock*	• Vyomesh Joshi*	• Brad D. Smith
• Alfred J. Amoroso	• David W. Kenny	• Maynard G. Webb, Jr.
• Patti S. Hart	• Arthur H. Kern*	• Gary L. Wilson*
• John D. Hayes	• Peter Liguori
• Susan M. James	• Thomas J. McInerney

*	Messrs. Bostock, Joshi, Kern and Wilson have volunteered not to stand for re-election at the annual meeting and will no longer serve on the Board following the election of directors at the annual meeting.

The Board considered each of the transactions described below in making its affirmative determination that each non-employee director is independent pursuant to the NASDAQ listing standards, the Company’s Guidelines, and the additional standards established by NASDAQ and the SEC for members of the Audit Committee. In each case, the Board affirmatively determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not, or would not, interfere with the director’s exercise of independent judgment in carrying out his or her responsibilities as a director.

The Board’s independence determinations included reviewing the following transactions and relationships between Yahoo! and other parties, none of which transactions exceeded 1 percent of either party’s annual gross revenues during fiscal 2011:

•

Transactions in the ordinary course of business with companies, or their applicable subsidiaries, for which the following directors or former directors served as an executive officer or employee: Messrs. Amoroso, Hayes, Hippeau, Kenny, Smith and Webb.

•

Relationships and transactions in the ordinary course of business involving aggregate payments greater than or equal to $10,000 with companies, or their applicable subsidiaries, for which the following directors or former directors served as a non-employee director: Messrs. Bostock, Hippeau, McInerney, Webb and Wilson.

•	A discretionary charitable contribution of advertising valued not in excess of $15,000 by the Company to a non-profit entity with which Mr. Bostock is affiliated.

•	A matching payment of $1,000 to a non-profit entity with which Ms. James is affiliated, which was made under the Company-sponsored charitable award program open to all U.S. employees and directors.

•

A former relationship between Mr. Thompson and WIN, a venture capital firm owned by Mr. Webb. Mr. Thompson was part of WIN’s affiliate network and serves on the board of directors of Zuora Inc., one of WIN’s portfolio companies. The WIN affiliate network is comprised of approximately 75 technology executives. Members of the WIN affiliate network are given the opportunity to consult with, advise and/or invest in WIN’s portfolio companies.

•

The Company’s relationship with and investment in a venture capital fund managed by SOFTBANK Capital for which Mr. Hippeau serves as a Special Partner. Pursuant to a 1999 partnership agreement, the Company invested on the same terms and on the same basis as all other limited partners.

Item 14.	Principal Accounting Fees and Services

FEES FOR SERVICES RENDERED BY INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

Set forth below are approximate fees (in millions) for services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2011 and 2010:

	2011	2010
Audit Fees(1)	$7.3	$8.0
Audit-Related Fees(2)	1.0	0.8
Tax Fees(3)	2.8	2.7
All Other Fees	—	—

Total	$11.1	$11.5

(1)	Aggregate audit fees consist of fees billed or accrued for professional services rendered for the audit of Yahoo!’s consolidated financial statements and review of the interim condensed consolidated financial statements included in quarterly filings and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation.

(2)	Audit-related fees consist of fees for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of Yahoo!’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attest services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees for services rendered during the fiscal year for professional services related to federal, state and international tax compliance and planning, tax advice, assistance with tax audits and appeals and advice related to mergers and acquisitions.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

The Audit Committee has adopted policies and procedures regarding pre-approval of permitted audit and non-audit services. Each year, no later than the end of the first quarter of the fiscal year, and as needed at other times during the year, (i) the independent registered public accounting firm will submit to the Audit Committee for approval the terms, fees and conditions of the Company’s engagement of the independent registered public accounting firm to perform an integrated audit of the Company’s consolidated financial statements, to attest to the Company’s internal control over financial reporting for the applicable fiscal year and to review the Company’s interim financial statements and (ii) management and the independent registered public accounting firm will jointly submit to the Audit Committee for approval a written pre-approval request of additional audit and non-audit services to be performed for the Company during the year, including a maximum fee amount or budgeted range of fees for each category of service outlined in such request. The Audit Committee has designated the Audit Committee Chair to have the authority to pre-approve interim requests for additional permissible services that were not contemplated in the engagement letter or annual pre-approval request. The Audit Committee Chair may approve or reject any interim service requests and shall report any interim service pre-approvals at the following Audit Committee meeting.

All services provided by PricewaterhouseCoopers LLP during the fiscal years ended December 31, 2011 and December 31, 2010 were pre-approved by the Audit Committee.

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April 2012.

YAHOO! INC.

By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2012.

31.4*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 27, 2012.

*	Filed herewith.