Form 10-Q
period 2012-03-31
YAHOO INC
filed 2012-05-09
CIK 1011006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.001 par value	1,218,696,911

YAHOO! INC.

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

YAHOO! INC.

Condensed Consolidated Statements of Income

	Three Months Ended
	March 31, 2011	March 31, 2012
	(Unaudited, in thousands except per share amounts)
Revenue	$1,214,357	$1,221,233

Operating expenses:
Cost of revenue — Traffic acquisition costs	150,031	144,091
Cost of revenue — Other	249,626	253,980
Sales and marketing	262,149	285,267
Product development	221,283	228,478
General and administrative	122,898	124,271
Amortization of intangibles	8,050	10,053
Restructuring charges, net	10,575	5,717

Total operating expenses	1,024,612	1,051,857

Income from operations	189,745	169,376
Other income, net	5,027	2,278

Income before income taxes and earnings in equity interests	194,772	171,654
Provision for income taxes	(52,120)	(56,419)
Earnings in equity interests	82,180	172,243

Net income	224,832	287,478
Net income attributable to noncontrolling interests	(1,840)	(1,135)

Net income attributable to Yahoo! Inc.	$222,992	$286,343

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.17	$0.24

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.17	$0.23

Shares used in per share calculation — basic	1,309,064	1,215,783

Shares used in per share calculation — diluted	1,320,185	1,226,486

Stock-based compensation expense by function:
Cost of revenue — Other	$648	$2,893
Sales and marketing	6,697	21,097
Product development	17,672	19,471
General and administrative	10,099	12,505
Restructuring expense reversals	(752)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31, 2011	March 31, 2012
	(Unaudited, in thousands)
Net Income	$224,832	$287,478

Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net of taxes of $563 and $100 for March 31, 2011 and 2012, respectively	3,692	(463)
Reclassification adjustment for realized (gains) losses included in net income, net of taxes of $1,291 and $(4,425) for March 31, 2011 and 2012, respectively	(2,213)	7,728

Net change in unrealized gains on available-for-sale securities, net of taxes	1,479	7,265
Foreign currency translation adjustment	129,385	10,234

Total other comprehensive income, net of tax	130,864	17,499

Comprehensive income	355,696	304,977
Less: comprehensive income attributable to noncontrolling interests	(1,840)	(1,135)

Comprehensive income attributable to Yahoo! Inc.	$353,856	$303,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Balance Sheets

	December 31, 2011	March 31, 2012
	(Unaudited, in thousands except par values)
ASSETS
Current assets:
Cash and cash equivalents	$1,562,390	$1,719,968
Short-term marketable debt securities	493,189	489,912
Accounts receivable, net	1,037,474	941,590
Prepaid expenses and other current assets	359,483	331,327

Total current assets	3,452,536	3,482,797
Long-term marketable debt securities	474,338	441,688
Property and equipment, net	1,730,888	1,726,858
Goodwill	3,900,752	3,910,932
Intangible assets, net	254,600	226,202
Other long-term assets	220,628	223,956
Investments in equity interests	4,749,044	4,950,807

Total assets	$14,782,786	$14,963,240

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$166,595	$129,042
Accrued expenses and other current liabilities	846,044	762,391
Deferred revenue	194,722	178,924

Total current liabilities	1,207,361	1,070,357
Long-term deferred revenue	43,639	41,172
Capital lease and other long-term liabilities	134,905	132,551
Deferred and other long-term tax liabilities, net	815,534	859,167

Total liabilities	2,201,439	2,103,247
Commitments and contingencies (Note 10)	—	—
Yahoo! Inc. stockholders’ equity:
Common stock, $0.001 par value; 5,000,000 shares authorized; 1,217,481shares issued and 1,190,006 shares outstanding as of December 31, 2011 and 1,217,629 shares issued and 1,185,598 shares outstanding as of March 31, 2012	1,242	1,247
Additional paid-in capital	9,825,899	9,870,062
Treasury stock at cost, 27,475 shares as of December 31, 2011 and 32,031 shares as of March 31, 2012	(416,237)	(486,737)
Retained earnings	2,432,294	2,718,638
Accumulated other comprehensive income	697,869	715,368

Total Yahoo! Inc. stockholders’ equity	12,541,067	12,818,578
Noncontrolling interests	40,280	41,415

Total equity	12,581,347	12,859,993

Total liabilities and equity	$14,782,786	$14,963,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2011	March 31, 2012
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$224,832	$287,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	139,177	122,750
Amortization of intangible assets	29,501	31,345
Stock-based compensation expense, net	34,364	55,966
Tax benefits from stock-based awards	12,608	1,014
Excess tax benefits from stock-based awards	(18,338)	(8,161)
Deferred income taxes	22,581	(4,399)
Earnings in equity interests	(82,180)	(172,243)
Gain (loss) from sales of investments, assets, and other, net	8,215	(4,512)
Changes in assets and liabilities, net of effects of an acquisition:
Accounts receivable, net	106,567	102,641
Prepaid expenses and other	59,877	77,861
Accounts payable	(31,862)	(42,442)
Accrued expenses and other liabilities	(276,522)	(130,624)
Deferred revenue	(23,134)	(19,221)

Net cash provided by operating activities	205,686	297,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(167,549)	(109,791)
Purchases of marketable debt securities	(616,049)	(176,220)
Proceeds from sales of marketable debt securities	438,548	133,961
Proceeds from maturities of marketable debt securities	363,161	77,700
Acquisition, net of cash acquired	(31,790)	—
Purchases of intangible assets	(3,342)	(1,802)
Other investing activities, net	149	(7,280)

Net cash used in investing activities	(16,872)	(83,432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	22,708	11,623
Repurchases of common stock	(137,368)	(70,500)
Excess tax benefits from stock-based awards	18,338	8,161
Tax withholdings related to net share settlements of restricted stock awards and restricted stock units	(26,303)	(31,504)
Other financing activities, net	(722)	(1,013)

Net cash used in financing activities	(123,347)	(83,233)

Effect of exchange rate changes on cash and cash equivalents	27,283	26,790
Net change in cash and cash equivalents	92,750	157,578
Cash and cash equivalents at beginning of period	1,526,427	1,562,390

Cash and cash equivalents at end of period	$1,619,177	$1,719,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

YAHOO! INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company. Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” or the “Company”), is a premier digital media company. Through its proprietary technology and insights, Yahoo! delivers personalized digital content and experiences, across devices and around the globe, to vast audiences. The Company provides engaging and innovative canvases for advertisers to connect with their target audiences using its unique blend of Science + Art + Scale. The Company provides online properties and services (“Yahoo! Properties”) to users as well as a range of marketing services designed to reach and connect with those users on Yahoo! Properties and through a distribution network of third-party entities (“Affiliates”). These Affiliates integrate the Company’s advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

Basis of Presentation. The condensed consolidated financial statements include the accounts of Yahoo! Inc. and its majority-owned or otherwise controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for using the equity method and are included as investments in equity interests on the condensed consolidated balance sheets. The Company has included the results of operations of acquired companies from the date of the acquisition. Certain prior period amounts have been reclassified to conform to the current period presentation. For the three months ended March 31, 2011, the Company corrected the classification of $22 million of costs principally included in product development expenses to cost of revenue—other to conform to current period presentation.

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements for the year ended December 31, 2011, but does not include all disclosures required by U.S. GAAP. However, the Company believes the disclosures are adequate to make the information presented not misleading.

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

Potentially dilutive securities representing approximately 58 million shares of common stock for the three months ended March 31, 2011 and 49 million shares of common stock for the three months ended March 31, 2012 were excluded from the computation of diluted earnings per share for these periods because their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011	March 31, 2012
Basic:
Numerator:
Net income attributable to Yahoo! Inc.	$222,992	$286,343
Less: Net income allocated to participating securities	(5)	(9)

Net income attributable to Yahoo! Inc. common stockholders — basic	$222,987	$286,334

Denominator:
Weighted average common shares	1,309,064	1,215,783

Net income attributable to Yahoo! Inc. common stockholders per share — basic	$0.17	$0.24

Diluted:
Numerator:
Net income attributable to Yahoo! Inc.	$222,992	$286,343
Less: Net income allocated to participating securities	(5)	(9)
Less: Effect of dilutive securities issued by equity investees	(648)	(1,266)

Net income attributable to Yahoo! Inc. common stockholders — diluted	$222,339	$285,068

Denominator:
Denominator for basic calculation	1,309,064	1,215,783
Weighted average effect of Yahoo! Inc. dilutive securities:
Restricted stock and restricted stock units	7,579	8,985
Stock options and employee stock purchase plan	3,542	1,718

Denominator for diluted calculation	1,320,185	1,226,486

Net income attributable to Yahoo! Inc. common stockholders per share — diluted	$0.17	$0.23

Note 3 ACQUISITION

During the three months ended March 31, 2011, the Company acquired one company, which was accounted for as a business combination. The total purchase price of $34 million consisted entirely of cash consideration. Of the purchase price, $22 million was allocated to goodwill, $13 million to amortizable intangible assets, and $1 million to net assumed liabilities. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is not deductible for tax purposes.

The Company’s business combination completed during the three months ended March 31, 2011 did not have a material impact on the Company’s condensed consolidated financial statements, and therefore pro forma disclosures have not been presented.

The Company did not make any acquisitions during the three months ended March 31, 2012.

Note 4 INVESTMENTS IN EQUITY INTERESTS

The following table summarizes the Company’s investments in equity interests (dollars in thousands):

	December 31, 2011	March 31, 2012	Percent Ownership
Alibaba Group	$2,521,825	$2,657,622	42%
Yahoo Japan	2,219,946	2,281,795	35%
Other	7,273	11,390	27%

Total	$4,749,044	$4,950,807

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

As of March 31, 2012, the difference between the Company’s carrying value of its investment in Alibaba Group and its proportionate share of the net assets of Alibaba Group is summarized as follows (in thousands):

Carrying value of investment in Alibaba Group	$2,657,622
Proportionate share of Alibaba Group stockholders’ equity	1,985,687

Excess of carrying value of investment over proportionate share of Alibaba Group’s stockholders’ equity(*)	$671,935

(*)	The excess carrying value has been primarily assigned to goodwill.

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

The following tables present Alibaba Group’s U.S. GAAP summarized financial information, as derived from the Alibaba Group consolidated financial statements (in thousands):

	Three Months Ended
	December 31, 2010	December 31, 2011
Operating data:
Revenue	$544,999	$1,022,807
Gross profit	$363,452	$696,839
Income from operations	$27,905	$276,659
Net income	$45,777	$253,565
Net income attributable to Alibaba Group	$32,855	$236,912

	September 30, 2011	December 31, 2011
Balance sheet data:
Current assets	$3,491,753	$4,085,163
Long-term assets	$2,993,329	$3,126,384
Current liabilities	$1,562,840	$1,885,185
Long-term liabilities	$134,160	$173,745
Non-voting participating redeemable securities	$1,415	$1,369
Noncontrolling interests	$406,805	$429,051

The Company also has commercial arrangements with Alibaba Group to provide technical, development, and advertising services. For the three months ended March 31, 2011 and 2012, these transactions were not material.

Framework Agreement with Alibaba Group regarding Alipay. Alibaba Group restructured the ownership of Alipay.com Co., Ltd. (“Alipay”) and deconsolidated Alipay in the first quarter of 2011. The impact of the deconsolidation of Alipay was not material to the Company’s financial statements. On July 29, 2011, the Company entered into a Framework Agreement (the “Framework Agreement”), with Alibaba Group, Softbank Corp., a Japanese corporation, (“Softbank”), Alipay, APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“HoldCo”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. The Framework Agreement establishes the ongoing financial and other arrangements between Alibaba Group and Alipay.

Alipay, formerly a subsidiary of Alibaba Group, is a subsidiary of HoldCo, which is majority owned by Mr. Ma. IPCo is a special purpose entity formed in connection with the Framework Agreement, which at the time of consummation of the transactions under the Framework Agreement was owned by Mr. Ma and Mr. Tsai. The transactions under the Framework Agreement closed on December 14, 2011.

Pursuant to the terms of the Framework Agreement the parties have agreed, among other things, that:

(1) Upon a Liquidity Event (as defined below), HoldCo will pay to Alibaba Group 37.5 percent of the equity value of Alipay (the “Liquidity Event Payment”), less $500 million (i.e., the principal amount of the IPCo Promissory Note as described below). The Liquidity Event Payment plus $500 million must in the aggregate not be less than $2 billion and may not exceed $6 billion, subject to certain increases and additional payments if no Liquidity Event has occurred by the sixth anniversary of the consummation of the transactions (the “closing”). “Liquidity Event” means the earlier to occur of (a) a qualified initial public offering of Alipay, (b) a transfer of 37.5 percent or more of the securities of Alipay; or (c) a sale of all or substantially all of the assets of Alipay. If a Liquidity Event has not occurred by the tenth anniversary of the closing, Alibaba Group will have the right to cause HoldCo to effect a Liquidity

Event, provided that the equity value or enterprise value of Alipay at such time exceeds $1 billion, and in such case, the $2 billion minimum amount described above will not apply to a Liquidity Event effected by means of a qualified initial public offering, a sale of all of the securities of Alipay, or a sale of all or substantially all of the assets of Alipay. Upon payment in full of the Liquidity Event Payment, Alibaba Group will transfer to Alipay certain assets used in the Alipay business that were retained by Alibaba Group.

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

(3) Alibaba Group has licensed to Alipay certain intellectual property and technology and performs certain software technology services for Alipay and in return Alipay pays to Alibaba Group a royalty and software technology services fee, which consists of an expense reimbursement and a 49.9 percent share of the consolidated pre-tax income of Alipay and its subsidiaries. This percentage will decrease upon certain dilutive equity issuances by Alipay and HoldCo; provided, however, such percentage will not be reduced below 30 percent. This agreement will terminate upon the earlier to occur of (a) such time as it may be required to be terminated by applicable regulatory authorities in connection with a qualified initial public offering by Alipay constituting a Liquidity Event and (b) the date the Liquidity Event Payment, the IPCo Promissory Note (as defined below) and certain related payments have been paid in full. Upon termination of this agreement, the intellectual property and technology licensed under the agreement will be transferred to Alipay.

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

The royalty and software technology services fee and the payment processing services fees discussed above approximate the estimated fair values of such services and are recognized in Alibaba Group’s financial statements as income or expense, as applicable, as the services are rendered. Yahoo! Inc. will record its share, if any, of the results of these transactions as they are recorded by Alibaba within the Company’s earnings in equity interests in the consolidated statements of income.

Alibaba Group will recognize the Liquidity Event Payment, the payment of the IPCo Promissory Note, and any impact from the transfer of assets, described above, if and when such payments or transfers occur. Yahoo! Inc. will record its share, if any, of the results of these transactions as they are recorded by Alibaba Group within the Company’s earnings in equity interests in the consolidated statements of income.

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

The Company makes adjustments to the earnings in equity interests line in the condensed consolidated statements of income for any differences between U.S. GAAP and accounting principles generally accepted in Japan (“Japanese GAAP”), the standards by which Yahoo Japan’s financial statements are prepared.

In the first quarter of 2011, the Company recorded a U.S. GAAP adjustment to Yahoo Japan’s net income to reflect an other-than-temporary impairment of a cost method investment of Yahoo Japan, of which the Company’s 35 percent share was $26 million, net of tax. The impairment of the investment resulted primarily from reductions in the projected operating results of the Yahoo Japan cost method investment.

The fair value of the Company’s ownership interest in the common stock of Yahoo Japan, based on the quoted stock price, was approximately $7 billion as of March 31, 2012.

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

	Three Months Ended
	December 31, 2010	December 31, 2011
	(In thousands)
Operating data:
Revenue	$993,831	$1,069,327
Gross profit	$824,265	$897,708
Income from operations	$498,271	$542,498
Net income	$226,775	$302,604
Net income attributable to Yahoo Japan	$224,706	$301,193

	September 30, 2011	December 31, 2011
	(In thousands)
Balance sheet data:
Current assets	$3,622,833	$3,756,107
Long-term assets	$2,907,062	$2,820,067
Current liabilities	$1,117,773	$969,724
Long-term liabilities	$36,009	$35,489
Noncontrolling interests	$31,102	$31,896

Under technology and trademark license and other commercial arrangements with Yahoo Japan, the Company records revenue from Yahoo Japan based on a percentage of advertising revenue earned by Yahoo Japan. The Company recorded revenue from Yahoo Japan of approximately $70 million for both the three months ended March 31, 2011 and 2012. As of December 31, 2011 and March 31, 2012, the Company had net receivable balances from Yahoo Japan of approximately $42 million and $45 million, respectively.

Note 5 GOODWILL

The Company’s goodwill balance was $3.9 billion as of December 31, 2011, of which $2.9 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.4 billion in the Asia Pacific segment. As of March 31, 2012, the Company’s goodwill balance was $3.9 billion, of which $2.9 billion was recorded in the Americas segment, $0.6 billion in the EMEA segment, and $0.4 billion in the Asia Pacific segment. The change in the carrying amount of goodwill of $10 million reflected on our condensed consolidated balance sheets during the three months ended March 31, 2012 was primarily due to foreign currency translation gains of $8 million.

Note 6 INTANGIBLE ASSETS, NET

The following table summarizes the Company’s intangible assets, net (in thousands):

	December 31, 2011	March 31, 2012
	Net	Gross Carrying Amount	Accumulated Amortization (*)	Net
Customer and advertiser related relationships	$93,683	$178,489	$(92,735)	$85,754
Developed technology and patents	137,668	349,777	(231,468)	118,309
Trade names, trademarks, and domain names	23,249	71,685	(49,546)	22,139

Total intangible assets, net	$254,600	$599,951	$(373,749)	$226,202

(*)	Cumulative foreign currency translation adjustments, reflecting movement in the currencies of the underlying entities, totaled approximately $19 million as of March 31, 2012.

For the three months ended March 31, 2011 and 2012, the Company recognized amortization expense for intangible assets of $30 million and $31 million, respectively, including $22 million in cost of revenue—other for the three months ended March 31, 2011 and $21 million in cost of revenue—other for the three months ended March 31, 2012. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of 2012 and each of the succeeding years is as follows: nine months ending December 31, 2012: $73 million; 2013: $62 million; 2014: $43 million; 2015: $22 million; 2016: $5 million; and 2017: $5 million.

Note 7 ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the components of accumulated other comprehensive income (in thousands):

	December 31, 2011	March 31, 2012
Unrealized losses on available-for-sale securities, net of tax	$(7,538)	$(273)
Foreign currency translation, net of tax	705,407	715,641

Accumulated other comprehensive income	$697,869	$715,368

Note 8 INVESTMENTS

The following tables summarize the investments in available-for-sale securities (in thousands):

	December 31, 2011
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$599,582	$1,054	$(172)	$600,464
Corporate debt securities, commercial paper, and bank certificates of deposit	366,264	1,025	(226)	367,063
Corporate equity securities	2,761	—	(1,978)	783

Total investments in available-for-sale securities	$968,607	$2,079	$(2,376)	$968,310

	March 31, 2012
	Gross Amortized Costs	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government and agency securities	$583,045	$811	$(219)	$583,637
Corporate debt securities, commercial paper, and bank certificates of deposit	347,008	1,020	(65)	347,963
Corporate equity securities	2,761	—	(2,292)	469

Total investments in available-for-sale securities	$932,814	$1,831	$(2,576)	$932,069

	December 31, 2011	March 31, 2012
Reported as:
Short-term marketable debt securities	$493,189	$489,912
Long-term marketable debt securities	474,338	441,688
Other assets	783	469

Total	$968,310	$932,069

Available-for-sale securities included in cash and cash equivalents on the condensed consolidated balance sheets are not included in the table above as the gross unrealized gains and losses were immaterial as of December 31, 2011 and March 31, 2012 as the carrying value approximates fair value because of the short maturity of those instruments. Realized gains and losses from sales of marketable securities were not material for both the three months ended March 31, 2011 and 2012.

The contractual maturities of available-for-sale marketable debt securities were as follows (in thousands):

	December 31, 2011	March 31, 2012
Due within one year	$493,189	$489,912
Due after one year through five years	474,338	441,688

Total available-for-sale marketable debt securities	$967,527	$931,600

The following tables show all investments in an unrealized loss position for which an other-than-temporary impairment has not been recognized and the related gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$138,755	$(172)	$—	$—	$138,755	$(172)
Corporate debt securities, commercial paper, and bank certificates of deposit	123,574	(226)	—	—	123,574	(226)
Corporate equity securities	—	—	783	(1,978)	783	(1,978)

Total investments in available-for-sale securities	$262,329	$(398)	$783	$(1,978)	$263,112	$(2,376)

	March 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Government and agency securities	$162,792	$(219)	$—	$—	$162,792	$(219)
Corporate debt securities, commercial paper, and bank certificates of deposit	97,147	(65)	—	—	97,147	(65)
Corporate equity securities	—	—	469	(2,292)	469	(2,292)

Total investments in available-for-sale securities	$259,939	$(284)	$469	$(2,292)	$260,408	$(2,576)

The Company’s investment portfolio consists of liquid high-quality fixed income government, agency, and corporate debt securities, money market funds, and time deposits with financial institutions. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Fixed income securities may have their fair market value adversely impacted due to a deterioration of the credit quality of the issuer. The longer the term of the securities, the more susceptible they are to changes in market rates. Investments are reviewed periodically to identify possible other-than-temporary impairment. The Company has no current requirement or intent to sell these securities. The Company expects to recover up to (or beyond) the initial cost of investment for securities held.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of December 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$418,338	$—	$418,338
Available-for-sale securities:
Government and agency securities(1)	—	617,316	617,316
Commercial paper and bank certificates of deposit(1)	—	47,904	47,904
Corporate debt securities(1)	—	318,805	318,805

Available-for-sale securities at fair value	$418,338	$984,025	$1,402,363
Corporate equity securities(2)	783	—	783
Liabilities
Foreign currency derivative contract(3)	—	(2,817)	(2,817)

Total assets and liabilities at fair value	$419,121	$981,208	$1,400,329

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheets.

(2)	The corporate equity securities are classified as part of other long-term assets in the condensed consolidated balance sheets.
(3)	Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the condensed consolidated balance sheets.

The amount of cash and cash equivalents as of December 31, 2011 includes $1.1 billion in cash deposited with commercial banks, of which $217 million are time deposits.

The following table sets forth the financial assets and liabilities, measured at fair value, by level within the fair value hierarchy as of March 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
Assets	Level 1	Level 2	Total
Money market funds(1)	$675,239	$—	$675,239
Available-for-sale securities:
Government and agency securities(1)	—	644,205	644,205
Commercial paper and bank certificates of deposit(1)	—	43,139	43,139
Corporate debt securities(1)	—	299,828	299,828

Available-for-sale securities at fair value	$675,239	$987,172	$1,662,411
Corporate equity securities(2)	469	—	469
Liabilities
Foreign currency derivative contract(3)	—	(3,497)	(3,497)

Total assets and liabilities at fair value	$675,708	$983,675	$1,659,383

(1)

The money market funds, government and agency securities, commercial paper and bank certificates of deposit, and corporate debt securities are classified as part of either cash and cash equivalents or investments in marketable debt securities in the condensed consolidated balance sheets.

(2)	The corporate equity securities are classified as part of other long-term assets in the condensed consolidated balance sheets.
(3)	Foreign currency derivative contracts are classified as part of either other current assets or other current liabilities in the condensed consolidated balance sheets.

The amount of cash and cash equivalents as of March 31, 2012 includes $990 million in cash deposited with commercial banks, of which $228 million are time deposits.

The fair values of the Company’s Level 1 financial assets and liabilities are based on quoted market prices of the identical underlying security. The fair values of the Company’s Level 2 financial assets and liabilities are obtained from readily-available pricing sources for the identical underlying security that may not be actively traded. The Company utilizes a pricing service to assist in obtaining fair value pricing for the majority of this investment portfolio. The Company conducts reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During the three months ended March 31, 2012, the Company did not make any transfers between Level 1 and Level 2 assets or liabilities. As of December 31, 2011 and March 31, 2012, the Company did not have any significant Level 3 financial assets or liabilities.

Note 9 STOCKHOLDERS’ EQUITY AND EMPLOYEE BENEFITS

Employee Stock Purchase Plan. As of March 31, 2012, there was $31 million of unamortized stock-based compensation expense related to the Company’s Employee Stock Purchase Plan, which will be recognized over a weighted average period of 1.1 years.

Stock Options. The Company’s 1995 Stock Plan, the Directors’ Plan, and other stock-based award plans assumed through acquisitions are collectively referred to as the “Plans.” Stock option activity under the Company’s Plans for the three months ended March 31, 2012 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	62,439	$21.94
Options granted	8,281	$14.86
Options exercised(*)	(1,103)	$10.54
Options expired	(1,774)	$27.07
Options cancelled/forfeited	(1,498)	$14.80

Outstanding at March 31, 2012	66,345	$21.27

(*)	The Company issued new shares to satisfy stock option exercises.

As of March 31, 2012, there was $86 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.

The Company determines the grant-date fair value of stock options, including the options granted under the Company’s Employee Stock Purchase Plan, using a Black-Scholes model. The following weighted average assumptions were used in determining the fair value of option grants using the Black-Scholes option pricing model:

	Stock Options		Purchase Plan(*)
	Three Months Ended		Three Months Ended
	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.7%	0.6%	1.4%	1.2%
Expected volatility	34.6%	32.4%	36.1%	34.2%
Expected life (in years)	4.25	4.08	1.09	1.14

(*)	Assumptions for the Employee Stock Purchase Plan relate to the annual average of the enrollment periods. Enrollment is currently permitted in May and November of each year.

Restricted stock awards and restricted stock units activity for the three months ended March 31, 2012 is summarized as follows (in thousands, except per share amounts):

	Shares	Weighted Average Grant Date Fair Value Per Share
Awarded and unvested at December 31, 2011(*)	38,775	$17.28
Granted(*)	10,406	$14.95
Vested	(5,712)	$15.03
Forfeited	(4,404)	$15.45

Awarded and unvested at March 31, 2012(*)	39,065	$17.19

(*)	Includes the maximum number of shares issuable under the Company’s performance-based executive incentive restricted stock unit awards.

As of March 31, 2012, there was $367 million of unrecognized stock-based compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted average period of 2.6 years.

During the three months ended March 31, 2011 and March 31, 2012, 4.3 million shares and 5.7 million shares, respectively, that were subject to previously granted restricted stock awards and restricted stock units vested. These vested restricted stock awards and restricted stock units were net share settled. During the three months ended March 31, 2011 and March 31, 2012, the Company withheld 1.6 million shares and 2.1 million shares, respectively, based upon the Company’s closing stock price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities.

Total payments for the employees’ tax obligations to the relevant taxing authorities were $26 million and $32 million, respectively, for the three months ended March 31, 2011 and March 31, 2012 and are reflected as a financing activity within the condensed consolidated statements of cash flows. The payments were used for tax withholdings related to the net share settlements of restricted stock units and tax withholding related to the reacquisition of shares of restricted stock awards. The payments had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued on the vesting date and were recorded as a reduction of additional paid-in capital.

CEO Inducement and Make-Up Equity. On January 27, 2012, Mr. Scott Thompson, the Company’s Chief Executive Officer, was granted an award of restricted stock units under the 1995 Stock Plan with an aggregate value of $6.5 million on the date of grant (the “Make-Whole RSUs”). The Make-Whole RSUs vested as to a number of stock units with a grant date value of $5.5 million on March 15, 2012 and the remaining stock units subject to the grant are scheduled to vest on March 15, 2013. On February 10, 2012, Mr. Thompson received a make-whole cash bonus of $1.5 million (the “Make-Whole Cash Bonus”). The Make-Whole RSUs and the Make-Whole Cash Bonus are intended to compensate Mr. Thompson for the forfeiture of the value of his cash bonus and equity awards from his previous employer. The Make-Whole Cash Bonus and the Make-Whole RSUs that vested in 2012 are subject to certain clawback provisions in the event that Mr. Thompson terminates his employment without good reason during the first year of his employment with the Company.

Pursuant to his employment letter agreement with the Company, on February 27, 2012, Mr. Thompson was granted stock options and restricted stock units with an aggregate value of $16 million on the date of grant, including inducement awards with a value of $5 million and annual grants with a value of $11 million. Half of the value was awarded in the form of stock options and half in the form of restricted stock units, with the award values converted into options or units, respectively, based on customary Company equity award conversion policies. Each of these equity awards is scheduled to vest in equal annual installments over three years and was granted on the same terms as the annual grants for 2012 made to the Company’s senior executives generally. In addition, Mr. Thompson’s restricted stock unit awards as well as the Make-Whole RSUs carry specified dividend equivalent rights, and any shares of Company common stock acquired by Mr. Thompson upon vesting of his inducement restricted stock units generally must be held by him for at least two years following his acquisition of the shares.

The Company recorded total stock-based compensation expense of $6 million in the three months ended March 31, 2012 in connection with the equity grants made to Mr. Thompson pursuant to the terms of the employment letter agreement as described above.

Stock Repurchases. In June 2010, the Board authorized a stock repurchase program allowing the Company to repurchase up to $3.0 billion of its outstanding shares of common stock from time to time. The repurchase program expires in June 2013. Repurchases under this program may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan. During the three months ended March 31, 2012, the Company repurchased approximately 4.6 million shares of its common stock under this stock repurchase program at an average price of $15.47 per share for a total of $71 million.

Note 10 COMMITMENTS AND CONTINGENCIES

Lease Commitments. The Company leases office space and data centers under operating and capital lease agreements with original lease periods of up to 13 years which expire between 2012 and 2022.

A summary of gross and net lease commitments as of March 31, 2012 is as follows (in millions):

	Gross Operating Lease Commitments	Sublease Income	Net Operating Lease Commitments
Nine months ending December 31, 2012	$117	$(9)	$108
Years ending December 31,
2013	136	(13)	123
2014	106	(11)	95
2015	81	(7)	74
2016	45	(1)	44
2017	31	—	31
Due after 5 years	38	—	38

Total gross and net lease commitments	$554	$(41)	$513

Capital Lease Commitment
Nine months ending December 31, 2012	$6
Years ending December 31,
2013	9
2014	8
2015	8
2016	8
2017	9
Due after 5 years	14

Gross lease commitment	$62

Less: interest	(22)

Net lease commitment	$40

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, the Company is obligated to make payments, which represent traffic acquisition costs (“TAC”), to its Affiliates. As of March 31, 2012, these commitments totaled $133 million, of which $60 million will be payable in the remainder of 2012 and $73 million will be payable in 2013.

Intellectual Property Rights. The Company is committed to make certain payments under various intellectual property arrangements of up to $33 million through 2023.

Other Commitments. In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, joint ventures and business partners, purchasers of assets or subsidiaries and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of agreements or representations and warranties made by the Company, services to be provided by the Company, intellectual property infringement claims made by third parties or, with respect to the sale of assets or a subsidiary, matters related to the Company’s conduct of the business and tax matters prior to the sale. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The Company has also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. The Company maintains director and officer insurance, which may cover certain liabilities arising from its obligation to indemnify its directors and officers, and former directors and officers of acquired companies, in certain circumstances. It is not possible to determine the aggregate maximum potential loss under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements might not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and it has not accrued any liabilities related to such indemnification obligations in the Company’s condensed consolidated financial statements.

As of March 31, 2012, the Company did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, the Company is not exposed to any financing, liquidity, market, or credit risk that could arise if the Company had engaged in such relationships. In addition, the Company identified no variable interests currently held in entities for which it is the primary beneficiary.

See Note 14 — “Search Agreement with Microsoft Corporation” for a description of the Company’s Search and Advertising Services and Sales Agreement (the “Search Agreement”) and License Agreement with Microsoft Corporation (“Microsoft”).

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

On June 14, 2007, a stockholder derivative action was filed in the U.S. District Court for the Central District of California by Jill Watkins against members of the Board and selected officers. The complaint filed by the plaintiff alleged breaches of fiduciary duties and corporate waste, similar to the allegations in a former class action relating to stock price declines during the period April 2004 to July 2006, and alleged violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On July 16, 2009, the plaintiff Watkins voluntarily dismissed the action against all defendants without prejudice. On July 17, 2009, plaintiff Miguel Leyte-Vidal, who had substituted in as plaintiff prior to the dismissal of the federal Watkins action, re-filed a stockholder derivative action in Santa Clara County Superior Court against members of the Board and selected officers. The Santa Clara County Superior Court derivative action purports to assert causes of action on behalf of the Company for violation of specified provisions of the California Corporations Code, for breaches of fiduciary duty regarding financial accounting and insider selling and for unjust enrichment. On September 19, 2011, the Court sustained Yahoo!’s demurrer to plaintiff’s third amended complaint without leave to amend. On December 21, 2011, plaintiff filed a notice of appeal.

Since May 31, 2011, a total of eight stockholder derivative suits were filed either in the Santa Clara County Superior Court or the United States District Court for the Northern District of California purportedly on behalf of Yahoo! stockholders against certain officers and directors of the Company and third parties. The actions allege breaches of fiduciary duties, corporate waste, mismanagement, abuse of control, unjust enrichment, misappropriation of corporate assets, or contribution and seek damages, equitable relief, disgorgement and corporate governance changes in connection with Alibaba Group’s restructuring of its subsidiary Alipay and related disclosures. The Santa Clara County actions filed by plaintiffs Cinnoto, Lassoff, Zucker, and Koo were consolidated under the caption In re Yahoo! Inc. Derivative Shareholder Litigation on June 24, 2011 and September 12, 2011 (“California Derivative Litigation”). On February 1, 2012, the court approved a stipulation to stay the California Derivative Litigation for 180 days. The federal actions filed in the Northern District of California by plaintiffs Salzman, Tawila, and Iron Workers Mid-South Pension Fund were consolidated under the caption In re Yahoo! Inc. Shareholder Derivative Litigation on October 3, 2011 (“Federal Derivative Litigation”), and a consolidated shareholder derivative complaint was filed on March 5, 2012.

Since June 6, 2011, two purported stockholder class actions were filed in the United States District Court for the Northern District of California against the Company and certain officers and directors by plaintiffs Bonato and the Twin Cities Pipe Trades Pension Trust. In October 2011, the District Court consolidated the two actions under the caption In re Yahoo! Inc. Securities Litigation and appointed the Pension Trust Fund for Operating Engineers as lead plaintiff. In a consolidated amended complaint filed December 15, 2011, the lead plaintiff purports to represent a class of investors who purchased the Company’s common stock between April 19, 2011 and July 29, 2011, and alleges that during that class period, defendants issued statements that were materially false or misleading because they did not disclose information relating to the restructuring of Alipay. The complaint purports to assert claims for relief for violation of Section 10(b) and 20(a) of the Exchange Act and for violation of Rule 10b-5 thereunder, and seeks unspecified damages, injunctive and equitable relief, fees and costs. Defendants have moved to dismiss the consolidated amended complaint.

On December 1, 2011 and December 7, 2011, purported class action complaints were filed in the Delaware Chancery Court by M & C Partners, III and Louisiana Municipal Police Employees’ Retirement System, respectively, against the Company and the members of the Company’s Board of Directors at that time. On December 14, 2011, the Delaware Chancery Court consolidated the two actions under the caption In re Yahoo! Shareholders Litig. and appointed lead plaintiffs. On December 29, 2011, the lead plaintiffs filed a consolidated amended class action complaint purportedly on behalf of all of the Company’s stockholders alleging that the Board of Directors breached its fiduciary duties by failing to maximize the Company’s value in connection with the strategic review process. Plaintiffs seek injunctive relief, rescission, fees and costs.

With respect to the legal proceedings and claims described above, the Company has determined, based on current knowledge, that the amount or range of reasonably possible losses, including reasonably possible losses in excess of amounts already accrued, is not reasonably estimable with respect to certain matters and that the aggregate amount or range of such losses that are estimable would not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2011 and March 31, 2012 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty. In the event of a determination adverse to Yahoo!, its subsidiaries, directors, or officers in these matters, however, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these events could have a material adverse effect on the Company’s financial position, results of operations, or cash flows. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against these claims.

Note 11 SEGMENTS

The Company manages its business geographically. The primary areas of measurement and decision-making are currently Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, the Company’s segments.

In April 2012, the Company announced changes to its organizational structure. The Company is currently assessing the impact of these changes, if any, on the Company’s segment reporting.

The following tables present summarized information by segment (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2012
Revenue by segment:
Americas	$818,931	$836,033
EMEA	154,050	133,962
Asia Pacific	241,376	251,238

Total revenue	$1,214,357	$1,221,233

TAC by segment:
Americas	$38,141	$42,955
EMEA	57,512	45,662
Asia Pacific	54,378	55,474

Total TAC	$150,031	$144,091

	Three Months Ended
	March 31, 2011	March 31, 2012
Revenue ex-TAC by segment:
Americas	$780,790	$793,078
EMEA	96,538	88,300
Asia Pacific	186,998	195,764

Total revenue ex-TAC	1,064,326	1,077,142

Direct costs by segment(1) :
Americas	162,898	179,225
EMEA	38,606	40,221
Asia Pacific	51,322	51,491
Global operating costs(2)(3)	415,626	421,898
Restructuring charges, net	10,575	5,717
Depreciation and amortization	160,438	153,248
Stock-based compensation expense	35,116	55,966

Income from operations	$189,745	$169,376

(1)

Direct costs for each segment include cost of revenue—other as well as other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses. Beginning in 2012, marketing and customer advocacy costs are managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

(2)

Global operating costs include product development, service engineering and operations, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any segment. Prior to 2012, marketing and customer advocacy costs were managed on a global basis and included as global operating costs. Prior period amounts have been revised to conform to the current presentation.

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs.

	000000000	000000000
	Three Months Ended
	March 31, 2011	March 31, 2012
Capital expenditures, net:
Americas	$127,370	$82,884
EMEA	13,259	9,283
Asia Pacific	26,920	17,624

Total capital expenditures, net	$167,549	$109,791

	000000000	000000000
	December 31, 2011	March 31, 2012
Property and equipment, net:
Americas	$1,489,096	$1,475,275
EMEA	79,955	84,610
Asia Pacific	161,837	166,973

Total property and equipment, net	$1,730,888	$1,726,858

See Note 13 —”Restructuring Charges, Net” for additional information regarding segments.

Enterprise Wide Disclosures:

The following table presents revenue for groups of similar services (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2012
Display	$522,623	$511,217
Search	455,121	470,397
Other	236,613	239,619

Total revenue	$1,214,357	$1,221,233

	Three Months Ended
	March 31, 2011	March 31, 2012
Revenue:
U.S.	$778,969	$799,650
International	435,388	421,583

Total revenue	$1,214,357	$1,221,233

	December 31, 2011	March 31, 2012
Property and equipment, net:
U.S.	$1,486,596	$1,472,869
International	244,292	253,989

Total property and equipment, net	$1,730,888	$1,726,858

Note 12 INCOME TAXES

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

The effective tax rate reported for the three months ended March 31, 2012 was 33 percent compared to 27 percent for the same period in 2011. The rates in both periods were lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves that were recorded as tax audits were favorably settled. In addition, in the three months ended March 31, 2011, the shift of the geographic mix of earnings impacted the effective tax rate. The effective tax rate for the three months ended March 31, 2012 was higher than in 2011 primarily due to the expiration of the U.S. federal research and development tax credit and more earnings expected to be realized in countries that have higher statutory tax rates.

The Company is in various stages of examination and appeal in connection with all of its tax audits worldwide, which generally span tax years 2005 through 2010. It is difficult to determine when these examinations will be settled or what their final outcomes will be. The Company believes that it has adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on its consolidated financial position or results of operations.

The Company’s gross amount of unrecognized tax benefits as of March 31, 2012 is $530 million, of which $413 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2012 decreased by $3 million from the recorded balance as of December 31, 2011. Since there can be no assurance as to the outcome of tax audits currently in progress, it is reasonably possible that over the next twelve-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Note 13 RESTRUCTURING CHARGES, NET

Restructuring charges, net was comprised of the following (in thousands):

	000000000	000000000
	Three Months Ended
	March 31, 2011	March 31, 2012
Employee severance pay and related costs	$9,335	$2,991
Non-cancelable lease, contract termination, and other charges	1,992	2,726

Sub-total before reversal of stock-based compensation expense	11,327	5,717
Reversal of stock-based compensation expense	(752)	—

Restructuring charges, net	$10,575	$5,717

Although the Company does not allocate restructuring charges to its segments, the amounts of the restructuring charges relating to each segment are presented below.

Q4’08 Restructuring Plan. During the fourth quarter of 2008, the Company implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three months ended March 31, 2011, the Company incurred total pre-tax cash charges of approximately $2 million in facility and other restructuring costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment. During the three months ended March 31, 2012, the Company incurred total pre-tax cash charges of approximately $1 million in facility and other restructuring costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment.

Q4’10 Restructuring Plan. During the fourth quarter of 2010, the Company began implementation of a worldwide workforce reduction to align resources with its product strategy. During the three months ended March 31, 2011, the Company incurred total pre-tax cash charges of $2 million in severance and other costs related to the Q4’10 restructuring plan, consisting of $1 million in charges related to the Americas segment and $1 million related to the EMEA segment. During the three months ended March 31, 2012, the Company recorded a reversal of less than $1 million for adjustments to original estimates in severance and other restructuring costs related to the Q4’10 restructuring plan, the majority of which related to the Americas segment.

Q1’11 Restructuring Plan. During the first quarter of 2011, the Company began implementation of a workforce realignment and consolidation of certain data centers to further reduce its cost structure and improve efficiency. During the three months ended March 31, 2011, the Company incurred total pre-tax cash charges of $9 million in severance and other costs related to the Q1’11 restructuring plan. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $8 million in restructuring charges, net recorded in the three months ended March 31, 2011, $7 million related to the Americas segment and $1 million related to the EMEA segment. During the three months ended March 31, 2012, the Company incurred total pre-tax cash charges of $2 million in severance, facility, and other restructuring costs related to the Q1’11 restructuring plan, the majority of which related to the Americas segment.

Q4’11 Restructuring Plan. During the fourth quarter of 2011, the Company implemented a further workforce realignment and consolidation of certain real estate facilities to focus resources as a result of the ongoing strategic review. During the three months ended March 31, 2012, the Company incurred total pre-tax cash charges of $3 million in severance, facility, and other restructuring costs related to the Q4’11 restructuring plan, the majority of which related to the Americas segment.

Restructuring Accruals. The $42 million restructuring liability as of March 31, 2012 consists of $7 million for employee severance pay expenses, which the Company expects to substantially pay by the end of the fourth quarter of 2012, and $35 million relates to non-cancelable lease costs that the Company expects to pay over the terms of the related obligations which extend to the second quarter of 2017.

The Company’s restructuring accrual activity for the three months ended March 31, 2012 is summarized as follows (in thousands):

	Q4’08 Restructuring Plan	Q4’10 Restructuring Charges	Q1’11 Restructuring Plan	Q4’11 Restructuring Plan	Total
Balance as of January 1, 2012	$33,469	$3,831	$2,975	$8,852	$49,127
Employee severance pay and related costs	—	12	791	3,006	3,809
Non-cancelable lease, contract termination, and other charges	1,469	—	1,319	51	2,839
Reversal of previous charges	(69)	(520)	(342)	—	(931)

Restructuring charges, net for the three months ended March 31, 2012	$1,400	$(508)	$1,768	$3,057	$5,717
Cash paid	(4,169)	(69)	(3,101)	(5,564)	(12,903)
Non-cash adjustments	(214)	214	(256)	28	(228)

Balance as of March 31, 2012	$30,486	$3,468	$1,386	$6,373	$41,713

Restructuring accruals by segment consisted of the following (in thousands):

	December 31, 2011	March 31, 2012
Americas	$41,199	$35,769
EMEA	6,948	5,559
Asia Pacific	980	385

Total restructuring accruals	$49,127	$41,713

See Note 15 “Subsequent Events” for more information about the Company’s restructuring activities that began in the second quarter of 2012.

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

During the first five years of the term of the Search Agreement, in the transitioned markets, the Company is entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties (the “Revenue Share Rate”) and the Company is also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. For new Affiliates during the term of the Search Agreement, and for all Affiliates after the first five years of such term, the Company will receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue and certain Microsoft costs are deducted. On the fifth anniversary of the date of implementation of the Search Agreement, Microsoft will have the option to terminate the Company’s sales exclusivity for premium search advertisers. If Microsoft exercises its option, the Revenue Share Rate will increase to 93 percent for the remainder of the term of the Search Agreement, unless the Company exercises its option to retain the Company’s sales exclusivity, in which case the Revenue Share Rate would be reduced to 83 percent for the remainder of the term. If Microsoft does not exercise such option, the Revenue Share Rate will be 90 percent for the remainder of the term of the Search Agreement. In the transitioned markets, the Company reports as revenue the 88 percent revenue share as the Company is not the primary obligor in the arrangement with the advertisers and publishers. The underlying search advertising services are provided by Microsoft.

As of December 31, 2011 and March 31, 2012, the Company had collected a total amount of $66 million and $71 million, respectively, on behalf of Microsoft and Affiliates, which was included in cash and cash equivalents with a corresponding liability in accrued expenses and other current liabilities. The Company’s uncollected 88 percent share in connection with the Search Agreement was $203 million and $194 million, which is included in accounts receivable, net, as of December 31, 2011 and March 31, 2012, respectively.

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

The Company’s results for the three months ended March 31, 2011 and March 31, 2012 reflect $56 million and $17 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. Search operating cost reimbursements began during the quarter ended March 31, 2010 and will, subject to specified exclusions and limitations, continue until the Company has fully transitioned to Microsoft’s platform.

The Company’s results for the three months ended March 31, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement that were equal to the transition costs of $11 million incurred by Yahoo! related to the Search Agreement in the three months ended March 31, 2011. During the third quarter of 2011, the Company’s cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs the Company incurs in excess of the $150 million reimbursement cap are not subject to reimbursement.

Reimbursement receivables are recorded as the reimbursable costs are incurred and are applied against the operating expense categories in which the costs were incurred. As of December 31, 2011, a total of $238 million of reimbursable expenses related to 2011 had been incurred by the Company related to the Search Agreement. Of that amount, $16 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of December 31, 2011. As of March 31, 2012, a total of $17 million of reimbursable expenses related to 2012 had been incurred by the Company related to the Search Agreement. Of that amount, $6 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets as of March 31, 2012.

Note 15 SUBSEQUENT EVENTS

Q2’12 Restructuring Plan. On April 4, 2012, the Company began notifying approximately 2,000 employees whose employment will be terminated as part of an overall plan to reshape the Company for the future. The Company currently estimates it will incur pre-tax cash charges of $125 million to $145 million for severance pay expenses and related cash expenditures in conjunction with this action. The Company expects to recognize the majority of these pre-tax charges in the quarter ended June 30, 2012, with the remaining costs to be recognized through June 30, 2013. The pre-tax cash charge estimate does not include facilities, lease or other charges the Company may incur as part of this action and the overall plan to reshape the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q (“Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future operations, prospects, potential products, services, developments, and business strategies. These statements can, in some cases, be identified by the use of terms such as “may,” “will,” “should,” “could,” “would,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “potential,” or “continue” or the negative of such terms or other comparable terminology. This Report includes, among others, forward-looking statements regarding our:

•	expectations about revenue, including display, search, and other revenue;

•	expectations about growth in users;

•	expectations about operating expenses;

•	expectations about the amount of unrecognized tax benefits and the adequacy of our existing tax reserves;

•	anticipated capital expenditures;

•	expectations about the implementation and the financial and operational impacts of our Search Agreement with Microsoft;

•	impact of recent acquisitions on our business and evaluation of, and expectations for, possible acquisitions of, or investments in, businesses, products, and technologies;

•	projections and estimates with respect to our restructuring activities and changes to our organizational structure; and

•	expectations about positive cash flow generation and existing cash, cash equivalents, and investments being sufficient to meet normal operating requirements.

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

Overview

Yahoo! Inc., together with its consolidated subsidiaries (“Yahoo!,” the “Company,” “we,” or “us”), is a premier digital media company. Through our proprietary technology and insights, we deliver personalized digital content and experiences, across devices and around the globe, to vast audiences. We provide engaging and innovative canvases for advertisers to connect with their target audiences using our unique blend of Science + Art + Scale. We provide online properties and services (“Yahoo! Properties”) to users as well as a range of marketing services designed to reach and connect with those users on Yahoo! Properties and through a distribution network of third-party entities (“Affiliates”). These Affiliates integrate our advertising offerings into their Websites or other offerings (those Websites and other offerings, “Affiliate sites”).

In April 2012, we announced changes to our organizational structure to reshape the Company for the future. The Company has been reorganized into three groups — Consumer, Regions and Technology. Our Consumer group is responsible for creating great, engaging user experiences on Yahoo! Properties, which now fall into three new categories: Media, Connections and Commerce. Our geographic Regions group serves our advertisers and agencies and is accountable for the Company’s revenue. Our Technology group provides the advanced infrastructure, technology and science to enable our Consumer and Regions groups to deliver our best products and experiences into market, at scale, and fast.

First Quarter Highlights

	Three Months Ended March 31,		Dollar Change
Operating Highlights	2011	2012
	(In thousands)
Revenue	$1,214,357	$1,221,233	$6,876
Income from operations	$189,745	$169,376	$(20,369)

	Three Months Ended March 31,		Dollar Change
Cash Flow Highlights	2011	2012
	(In thousands)
Net cash provided by operating activities	$205,686	$297,453	$91,767
Net cash used in investing activities	$(16,872)	$(83,432)	$(66,560)
Net cash used in financing activities	$(123,347)	$(83,233)	$40,114

Our revenue increase of one percent for the three months ended March 31, 2012, compared to the same period in 2011, can be attributed primarily to an increase in our search revenue offset by a decline in display revenue. The decrease in income from operations for the three months ended March 31, 2012 reflects an increase in operating expenses of $27 million, compared to the same period in 2011. The increase in operating expenses is primarily attributable to increases in compensation and related expenses due to an overall increase in headcount.

Cash generated by operating activities is a measure of the cash productivity of our business model. Our operating activities in the three months ended March 31, 2012 generated adequate cash to meet our operating needs. Cash used by investing activities in the three months ended March 31, 2012 included capital expenditures of $110 million offset by net proceeds from sales, maturities, and purchases of marketable debt securities of $35 million. Cash used in financing activities included $71 million used in the direct repurchase of common stock and $32 million used for tax withholding payments related to the net share settlements of restricted stock units, offset by $12 million in proceeds from employee option exercises.

On April 4, 2012, we began notifying approximately 2,000 employees whose employment will be terminated as part of an overall plan to reshape Yahoo! for the future. We currently estimate that we will incur pre-tax cash charges of $125 million to $145 million for severance pay expenses and related cash expenditures in conjunction with this action. We expect to recognize the majority of these pre-tax charges in the quarter ended June 30, 2012, with the remaining costs to be recognized through June 30, 2013. The pre-tax cash charge estimate does not include facilities, lease or other charges we may incur as part of this action and the overall plan to reshape Yahoo!.

While we believe consolidated revenue may decline modestly as a result of our organizational changes, upon completion of all employee transitions related to the workforce reduction, we expect to realize approximately $375 million of annualized savings.

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

During the first five years of the Search Agreement, in the transitioned markets, we are entitled to receive 88 percent of the revenue generated from Microsoft’s services on Yahoo! Properties. We are also entitled to receive 88 percent of the revenue generated from Microsoft’s services on Affiliate sites after the Affiliate’s share of revenue. In the transitioned markets, for search revenue generated from Microsoft’s services on Yahoo! Properties and Affiliate sites, we report as revenue the 88 percent revenue share, as we are not the primary obligor in the arrangement with the advertisers and publishers.

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

Under the Search Agreement, Microsoft agreed to reimburse us for certain transition costs up to an aggregate total of $150 million during the first three years of the Search Agreement. Our results for the three months ended March 31, 2011 reflect transition cost reimbursements from Microsoft under the Search Agreement that were equal to the transition costs of $11 million incurred by Yahoo! related to the Search Agreement in the three months ended March 31, 2011. During the third quarter of 2011, our cumulative transition costs exceeded Microsoft’s $150 million reimbursement cap under the Search Agreement. Transition costs we incur in excess of the $150 million reimbursement cap are not subject to reimbursement.

From February 23, 2010 until the applicable services are fully transitioned to Microsoft in all markets, Microsoft will also reimburse us for the costs of operating algorithmic and paid search services subject to specified exclusions and limitations. The Company’s results for three months ended March 31, 2011 and March 31, 2012 reflect $56 million and $17 million, respectively, in search operating cost reimbursements from Microsoft under the Search Agreement. The global transition of the algorithmic and paid search platforms to Microsoft’s platform and the migration of the paid search advertisers and publishers to Microsoft’s platform are being done on a market by market basis. Search operating cost reimbursements are expected to decline as we fully transition all markets and, in the long term, the underlying expenses are not expected to be incurred under our cost structure.

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

We record receivables for the reimbursements as costs are incurred and apply them against the operating expense categories in which the costs were incurred. Of the total amounts incurred during the year ended December 31, 2011, total reimbursements of $16 million not yet received from Microsoft were classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of December 31, 2011. As of March 31, 2012, a total of $17 million of reimbursable expenses related to 2012 had been incurred by us related to the Search Agreement. Of that amount, $6 million had not been received from Microsoft and was classified as part of prepaid expenses and other current assets on our condensed consolidated balance sheets as of March 31, 2012.

See Note 14 — “Search Agreement with Microsoft Corporation” in the Notes to the condensed consolidated financial statements for additional information.

Results of Operations

Revenue. Revenue by groups of similar services were as follows (dollars in thousands):

	Three Months Ended March 31,				Percent Change
	2011	(*)	2012	(*)
Display	$522,623	43%	$511,217	42%	(2)%
Search	455,121	37%	470,397	38%	3%
Other	236,613	20%	239,619	20%	1%

Total revenue	$1,214,357	100%	$1,221,233	100%	1%

(*)	Percent of total revenue.

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

Display Revenue. Display revenue for the three months ended March 31, 2012 decreased by two percent, compared to the same period in 2011. Our year-over-year decline in display revenue can be primarily attributed to a decrease in ad impressions sold in the Americas region, which was partially offset by increases in display revenue in the Americas region related to incremental revenue from interclick, inc. (“interclick”) and in the Asia Pacific region from an increase in guaranteed display revenue in certain markets. For the three months ended March 31, 2012, Display Page Views decreased six percent and revenue per Display Page View increased four percent, compared to the same period in 2011, due to the factors discussed above.

Search Revenue. Search revenue for the three months ended March 31, 2012 increased by three percent, compared to the same period in 2011. Search revenue increased primarily due to an increase in sponsored search on Yahoo! Properties in the Americas region. This was partially offset by a decrease in Affiliate search revenue in the EMEA region. For the three months ended March 31, 2012, Search Page Views decreased 9 percent and revenue per Search Page View increased 14 percent, compared to the same period in 2011, due to the factors discussed above.

Other Revenue. Other revenue includes listings-based services revenue, transaction revenue and fees revenue. Other revenue for the three months ended March 31, 2012 increased by one percent, compared to the same period in 2011. The increase is primarily attributable to a new partner in the Americas region as well as an increase in royalty revenue. The increase was partially offset by a decline in revenue from certain of our broadband access partnerships.

Costs and Expenses. Operating costs and expenses consist of cost of revenue — traffic acquisition costs (“TAC”), cost of revenue — other, sales and marketing, product development, general and administrative, amortization of intangible assets, and restructuring charges, net. Cost of revenue — other consists of Internet connection charges and other expenses associated with the production and usage of Yahoo! Properties, including amortization of acquired intellectual property rights and developed technology.

Operating costs and expenses were as follows (dollars in thousands):

	Three Months Ended March 31,				Dollar Change	Percent Change
	2011	(*)	2012	(*)
Cost of revenue — Traffic acquisition costs	$150,031	12%	$144,091	12%	$(5,940)	(4)%
Cost of revenue — Other	$249,626	21%	$253,980	21%	$4,354	2%
Sales and marketing	$262,149	22%	$285,267	23%	$23,118	9%
Product development	$221,283	18%	$228,478	19%	$7,195	3%
General and administrative	$122,898	10%	$124,271	10%	$1,373	1%
Amortization of intangibles	$8,050	1%	$10,053	1%	$2,003	25%
Restructuring charges, net	$10,575	1%	$5,717	0%	$(4,858)	(46)%

(*)	Percent of total revenue.

Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
Cost of revenue — Other	$648	$2,893
Sales and marketing	6,697	21,097
Product development	17,672	19,471
General and administrative	10,099	12,505
Restructuring expense reversals	(752)	—

Total stock-based compensation expense	$34,364	$55,966

For additional information about stock-based compensation, see Note 9 — “Stockholders’ Equity and Employee Benefits” in the Notes to the condensed consolidated financial statements included elsewhere in this Report as well as “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Traffic Acquisition Costs for Non-transitioned Search Markets and All Markets for Display. TAC consist of payments made to third-party entities that have integrated our advertising offerings into their Websites or other offerings and payments made to companies that direct consumer and business traffic to Yahoo! Properties. We enter into agreements of varying duration that involve TAC. There are generally two economic structures of the Affiliate agreements: fixed payments based on a guaranteed minimum amount of traffic delivered, which often carry reciprocal performance guarantees from the Affiliate, or variable payments based on a percentage of our revenue or based on a certain metric, such as number of searches or paid clicks. We expense TAC under two different methods. Agreements with fixed payments are expensed ratably over the term the fixed payment covers, and agreements based on a percentage of revenue, number of searches, or other metrics are expensed based on the volume of the underlying activity or revenue multiplied by the agreed-upon price or rate.

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

The changes in operating costs and expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 are comprised of the following (in thousands):

	Compensation	Information Technology	Depreciation and Amortization	TAC	Facilities	Other	Total
Cost of revenue — TAC	—	—	—	$(5,940)	—	—	$(5,940)
Cost of revenue — Other	$5,313	$10,605	$(5,236)	—	$9,626	$(15,954)	4,354
Sales and marketing	32,567	(214)	(503)	—	315	(9,047)	23,118
Product development	8,283	1,597	(123)	—	(10,545)	7,983	7,195
General and administrative	(4,079)	845	(3,330)	—	1,774	6,163	1,373
Amortization of intangibles	—	—	2,003	—	—	—	2,003
Restructuring charges, net	—	—	—	—	—	(4,858)	(4,858)

Total	$42,084	$12,833	$(7,189)	$(5,940)	$1,170	$(15,713)	$27,245

Compensation Expense. Total compensation expense increased $42 million for the three months ended March 31, 2012, compared to the same period in 2011. Excluding the net impact of Microsoft reimbursements, compensation expense increased $30 million, primarily due to an increase in stock-based compensation expense and higher salaries and wages from increased headcount in all regions year over year. The increase in stock-based compensation expense is primarily driven by the impact of awards granted in the second half of 2011 and the grant of equity awards to our Chief Executive Officer during the three months ended March 31, 2012, offset by lower Employee Stock Purchase Plan expense due to lower estimated contributions. Microsoft reimbursements decreased $12 million for the three months ended March 31, 2012, compared to the same period of 2011. The decrease in Microsoft reimbursements for the three months ended March 31, 2012 was due to the transition of paid search in certain markets to Microsoft’s search platform.

Information Technology. Information technology expense increased $13 million for the three months ended March 31, 2012, compared to the same period in 2011, which is primarily due to increased bandwidth costs. Excluding the net impact of Microsoft reimbursements, information technology expense decreased $5 million. Microsoft reimbursements decreased $18 million for the three months ended March 31, 2012, compared to the same period of 2011. The decrease in Microsoft reimbursements for the three months ended March 31, 2012 was due to the transition of paid search in certain markets to Microsoft’s search platform.

Depreciation and Amortization. Depreciation and amortization expense decreased $7 million for the three months ended March 31, 2012, compared to the same period in 2011. The decline was primarily driven by a decrease in depreciation expense for fully depreciated assets acquired in prior years. This decline was partially offset by increased amortization of intangibles related to the acquisition of interclick in the fourth quarter of 2011. Excluding the net impact of Microsoft reimbursements, depreciation and amortization expense decreased $14 million compared to the same period of 2011. Microsoft reimbursements decreased $7 million for the three months ended March 31, 2012, compared to the same period of 2011. The decrease in Microsoft reimbursements for the three months ended March 31, 2012 was due to the transition of paid search in certain markets to Microsoft’s search platform.

TAC. TAC decreased $6 million for the three months ended March 31, 2012, compared to the same period in 2011. The decrease in TAC was due to the loss of Affiliates in the EMEA region as well as a decrease in Affiliate traffic as a result of traffic quality initiatives conducted by Yahoo!. The decrease was partially offset by an increase in the Americas region due to the inclusion of interclick display TAC.

Facilities and Other Expenses. Facilities and other expenses decreased $15 million for the three months ended March 31, 2012, compared to the same period in 2011. Excluding the net impact of Microsoft reimbursements, facilities and other expenses declined $17 million, primarily due to a decrease in other cost of revenues related to reduced legal expenses and a decrease in sales and marketing expenses related to declines in bad debt expense and consulting costs. Microsoft reimbursements decreased $2 million during the three months ended March 31, 2012, compared to the same period of 2011. The decrease in Microsoft reimbursements for the three months ended March 31, 2012 was due to the transition of paid search in certain markets to Microsoft’s search platform.

We currently expect an increase in restructuring charges for the second quarter of 2012, compared to the same period of 2011, due to our plan to reshape Yahoo! for the future. Upon completion of all employee transitions related to the workforce reduction, we expect to realize approximately $375 million of annualized savings.

Restructuring Charges, Net. Restructuring charges, net was comprised of the following (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2012
Employee severance pay and related costs	$9,335	$2,991
Non-cancelable lease, contract termination, and other charges	1,992	2,726

Sub-total before reversal of stock-based compensation expense	11,327	5,717
Reversal of stock-based compensation expense	(752)	—

Restructuring charges, net	$10,575	$5,717

Q4’08 Restructuring Plan. During the fourth quarter of 2008, we implemented certain cost reduction initiatives, including a workforce reduction and consolidation of certain real estate facilities. During the three months ended March 31, 2011, we incurred total pre-tax cash charges of approximately $2 million in facility and other restructuring costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment. During the three months ended March 31, 2012, we incurred total pre-tax cash charges of $1 million in facility and other restructuring costs related to the Q4’08 restructuring plan, the majority of which related to the Americas segment. As of March 31, 2012, the aggregate outstanding restructuring liability related to the Q4’08 restructuring plan was approximately $30 million, most of which relates to non-cancelable lease costs that we expect to pay over the lease terms of the related obligations, which end by the second quarter of 2017.

Q4’10 Restructuring Plan. During the fourth quarter of 2010, we began implementation of a worldwide workforce reduction to align resources with our product strategy. During the three months ended March 31, 2011, we incurred total pre-tax cash charges of $2 million in severance and other costs related to the Q4’10 restructuring plan, consisting of $1 million in charges related to the Americas segment and $1 million related to the EMEA segment. During the three months ended March 31, 2012, we recorded a reversal of less than $1 million for adjustments to original estimates in severance and other restructuring costs related to the Q4’10 restructuring plan, the majority of which related to the Americas segment. As of March 31, 2012, the aggregate outstanding restructuring liability related to the Q4’10 restructuring plan was approximately $3 million, which we expect to substantially pay by the fourth quarter of 2012.

Q1’11 Restructuring Plan. During the first quarter of 2011, we began implementation of a workforce realignment and consolidation of certain data centers to further reduce our cost structure and improve efficiency. During the three months ended March 31, 2011, we incurred total pre-tax cash charges of $9 million in severance and other costs related to the Q1’11 restructuring plan. The pre-tax cash charges were offset by a $1 million credit related to non-cash stock-based compensation expense reversals for unvested stock awards that were forfeited. Of the $8 million in restructuring charges, net recorded in the three months ended March 31, 2011, $7 million related to the Americas segment and $1 million related to the EMEA segment. During the three months ended March 31, 2012, we incurred total pre-tax cash charges of $2 million in severance, facility and other restructuring costs related to the Q1’11 restructuring plan, the majority of which related to the Americas segment. As of March 31, 2012, the aggregate outstanding restructuring liability related to the Q1’11 restructuring plan was $1 million, which we expect to substantially pay by the fourth quarter of 2012.

Q4’11 Restructuring Plan. During the fourth quarter of 2011, we implemented a further workforce realignment and consolidation of certain real estate facilities to focus resources as a result of our ongoing strategic review. During the three months ended March 31, 2012, we incurred total pre-tax cash charges of $3 million in severance, facility and other restructuring costs related to the Q4’11 restructuring plan, the majority of which related to the Americas segment. As of March 31, 2012, the aggregate outstanding restructuring liability related to the Q4’11 restructuring plan was $6 million, which we expect to substantially pay by the fourth quarter of 2012.

In addition to the charges described above, we currently expect to incur future charges of approximately $12 million to $16 million primarily related to non-cancelable operating costs and accretion related to exited facilities identified as part of the Q4’08 restructuring plan. Of the total future charges, $11 million to $15 million relate to the Americas segment, $1 million relates to the EMEA segment, and no charges relate to the Asia Pacific segment. The future charges are expected to be recorded through 2017. See Note 13 — “Restructuring charges, net” in the Notes to the condensed consolidated financial statements for additional information.

Q2’12 Restructuring Plan. On April 4, 2012, we began notifying approximately 2,000 employees whose employment will be terminated as part of an overall plan to reshape Yahoo! for the future. We currently estimate that we will incur pre-tax cash charges of $125 million to $145 million for severance pay expenses and related cash expenditures in conjunction with this action. We expect to recognize the majority of these pre-tax charges in the quarter ended June 30, 2012, with the remaining costs to be recognized through June 30, 2013. The pre-tax cash charge estimate does not include facilities, lease or other charges we may incur as part of this action and the overall plan to reshape Yahoo!.

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

The effective tax rate reported for the three months ended March 31, 2012 was 33 percent compared to 27 percent for the same period in 2011. The rates in both periods were lower than the U.S. federal statutory rate primarily due to the reductions of tax reserves that were recorded as tax audits were favorably settled. In addition, in the three months ended March 31, 2011, the shift of the geographic mix of earnings impacted the effective tax rate. The rate for the first quarter of 2012 was higher than in 2011 primarily due to the expiration of the U.S. federal research and development tax credit and more earnings expected to be realized in countries that have higher statutory tax rates.

We are in various stages of examination and appeal in connection with all of our tax audits worldwide, which generally span tax years 2005 through 2010. It is difficult to determine when these examinations will be settled or what their final outcomes will be. We believe that we have adequately provided for any reasonably foreseeable adjustment and that any settlement will not have a material adverse effect on our consolidated financial position or results of operations.

Our gross amount of unrecognized tax benefits as of March 31, 2012 is $530 million, of which $413 million is recorded on the condensed consolidated balance sheets. The gross unrecognized tax benefits as of March 31, 2012 decreased by $3 million from the recorded balance as of December 31, 2011. Since there can be no assurance as to the outcome of tax audits currently in progress, it is reasonably possible that over the next twelve-month period we may experience an increase or decrease in our unrecognized tax benefits. It is not possible to determine either the magnitude or the range of any increase or decrease at this time.

Earnings in Equity Interests. Earnings in equity interests for the three months ended March 31, 2012 was $172 million, compared to $82 million for the same period in 2011. The increase for the three months ended March 31, 2012 was due primarily to improved financial performance for Alibaba Group and Yahoo! Japan. See Note 4 — “Investments in Equity Interests” in the Notes to the condensed consolidated financial statements for additional information.

Noncontrolling Interests. Noncontrolling interests represent the noncontrolling holders’ percentage share of income or losses from the subsidiaries in which we hold a majority, but less than 100 percent, ownership interest and the results of which are consolidated in our condensed consolidated financial statements.

Business Segment Results

We manage our business geographically. The primary areas of measurement and decision-making are currently Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific. Management relies on an internal reporting process that provides revenue ex-TAC, which is defined as revenue less TAC, direct costs excluding TAC by segment, and consolidated income from operations for making decisions related to the evaluation of the financial performance of, and allocating resources to, our segments.

In April 2012, we announced changes to our organizational structure. We are currently assessing the impact of these changes, if any, on our segment reporting.

Summarized information by segment was as follows (dollars in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2012
Revenue by segment:
Americas	$818,931	$836,033
EMEA	154,050	133,962
Asia Pacific	241,376	251,238

Total revenue	$1,214,357	$1,221,233

TAC by segment:
Americas	$38,141	$42,955
EMEA	57,512	45,662
Asia Pacific	54,378	55,474

Total TAC	$150,031	$144,091

Revenue ex-TAC by segment:
Americas	$780,790	$793,078
EMEA	96,538	88,300
Asia Pacific	186,998	195,764

Total revenue ex-TAC	1,064,326	1,077,142

Direct costs by segment(1) :
Americas	162,898	179,225
EMEA	38,606	40,221
Asia Pacific	51,322	51,491
Global operating costs(2)(3)	415,626	421,898
Restructuring charges, net	10,575	5,717
Depreciation and amortization	160,438	153,248
Stock-based compensation expense	35,116	55,966

Income from operations	$189,745	$169,376

(1)

Direct costs for each segment include cost of revenue—other as well as other operating expenses that are directly attributable to the segment such as employee compensation expense (excluding stock-based compensation expense), local sales and marketing expenses, and facilities expenses. Beginning in 2012, marketing and customer advocacy costs are managed locally and included as direct costs for each segment. Prior period amounts have been revised to conform to the current presentation.

(2)

Global operating costs include product development, service engineering and operations, general and administrative, and other corporate expenses that are managed on a global basis and that are not directly attributable to any particular segment. Prior to 2012, marketing and customer advocacy costs were managed on a global basis and included as global operating costs. Prior period amounts have been revised to conform to the current presentation.

(3)	The net cost reimbursements from Microsoft are primarily included in global operating costs.

Americas. Americas revenue ex-TAC for the three months ended March 31, 2012 increased $12 million, or 2 percent, compared to the same period in 2011. The increase in Americas revenue ex-TAC was a result of increased search revenue ex-TAC offset by decreased display revenue ex-TAC. The increase in search revenue ex-TAC was related to an increase in sponsored search on Yahoo! Properties. The decrease in display revenue ex-TAC was attributable to a decline in ad impressions. The decline in display revenue ex-TAC year over year is partially offset by incremental revenue from interclick for the three months ended March 31, 2012. For the three months ended March 31, 2012, direct costs attributable to the Americas segment increased $16 million, or 10 percent, compared to the same period in 2011. The increase is primarily due to the integration of interclick, which we acquired in the fourth quarter of 2011.

Revenue ex-TAC in the Americas accounted for approximately 74 percent of total revenue ex-TAC for the three months ended March 31, 2012, compared to 73 percent for the three months ended March 31, 2011.

EMEA. EMEA revenue ex-TAC for the three months ended March 31, 2012 decreased $8 million, or 9 percent, compared to the same period in 2011. The decrease in revenue ex-TAC was primarily a result of a decline in search revenue ex-TAC due to the loss of Affiliate revenue in the region. For the three months ended March 31, 2012, direct costs attributable to the EMEA segment increased $2 million, or 4 percent, compared to the same period in 2011. The increase is primarily due to higher compensation costs.

Revenue ex-TAC in EMEA accounted for approximately 8 percent of total revenue ex-TAC for the three months ended March 31, 2012, compared to 9 percent for the three months ended March 31, 2011.

Asia Pacific. Asia Pacific revenue ex-TAC for the three months ended March 31, 2012 increased $9 million, or 5 percent, compared to the same period in 2011. The increase in Asia Pacific revenue ex-TAC was primarily driven by increases in display revenue ex-TAC and other revenue ex-TAC. The increase in display revenue ex-TAC was attributable to an increase in guaranteed display revenue in certain markets. The increase in other revenue ex-TAC was due to increased listings revenue. For the three months ended March 31, 2012, direct costs attributable to the Asia Pacific segment were flat compared to the same period in 2011.

Revenue ex-TAC in Asia Pacific accounted for approximately 18 percent of total revenue ex-TAC for the three months ended as of both March 31, 2012 and March 31, 2011.

Our international operations expose us to foreign currency exchange rate fluctuations. Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue ex-TAC and operating expenses. Conversely, our consolidated revenue ex-TAC and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates for the three months ended March 31, 2011, revenue ex-TAC for the Americas segment for the three months ended March 31, 2012 would have been higher than we reported by $1 million, revenue ex-TAC for the EMEA segment would have been higher than we reported by $2 million, and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $2 million. Using the foreign currency exchange rates from the three months ended March 31, 2011, direct costs for the Americas segment for the three months ended March 31, 2012 would have been higher than we reported by $1 million, direct costs for the EMEA segment would have been higher than we reported by $1 million, and direct costs for the Asia Pacific segment would have been slightly lower than we reported.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have made no significant changes to our critical accounting policies and estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Liquidity and Capital Resources

	December 31, 2011	March 31, 2012
	(Dollars in thousands)
Cash and cash equivalents	$1,562,390	$1,719,968
Short-term marketable debt securities	493,189	489,912
Long-term marketable debt securities	474,338	441,688

Total cash, cash equivalents, and marketable debt securities	$2,529,917	$2,651,568

Percentage of total assets	17%	18%

	Three Months Ended March 31,
Cash Flow Highlights	2011	2012
	(In thousands)
Net cash provided by operating activities	$205,686	$297,453
Net cash used in investing activities	$(16,872)	$(83,432)
Net cash used in financing activities	$(123,347)	$(83,233)

Our operating activities for the three months ended March 31, 2012 generated adequate cash to meet our operating needs. As of March 31, 2012, we had cash, cash equivalents, and marketable debt securities totaling $2.7 billion, compared to $2.5 billion at December 31, 2011. During the three months ended March 31, 2012, we repurchased 4.6 million shares for $71 million.

During the three months ended March 31, 2012, we generated $297 million of cash from operating activities, net proceeds from sales, maturities and purchases of marketable debt securities of $35 million, and $12 million from the issuance of common stock as a result of the exercise of employee stock options. This was offset by a net $110 million in capital expenditures, $32 million in tax withholding payments related to net share settlements of restricted stock units, and $71 million used in the direct repurchase of common stock. During the three months ended March 31, 2011, we generated $206 million of cash from operating activities, net proceeds from sales, maturities and purchases of marketable debt securities of $186 million, and $23 million from the issuance of common stock as a result of the exercise of employee stock options. This was offset by a net $168 million in capital expenditures, $26 million in tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock, $137 million used in the direct repurchase of common stock and a net $32 million for an acquisition.

We have accrued U.S. federal income taxes on the earnings of our foreign subsidiaries except to the extent the earnings are considered indefinitely reinvested outside the U.S. As of March 31, 2012, approximately $3.4 billion of earnings held by our foreign subsidiaries and a corporate joint venture are designated as indefinitely reinvested outside the U.S. Our foreign subsidiaries held $1.2 billion of our total $2.7 billion of cash, cash equivalents, and marketable debt securities as of March 31, 2012. If required for our operations in the U.S., most of the cash held abroad could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits). Currently, we do not anticipate a need to repatriate these funds for use in our U.S. operations.

We expect to continue to generate positive cash flows from operations for the second quarter of 2012. We use cash generated by operations as our primary source of liquidity, since we believe that internally generated cash flows are sufficient to support our business operations and capital expenditures. We believe that existing cash, cash equivalents, and investments in marketable debt securities, together with any cash generated from operations, will be sufficient to meet normal operating requirements including capital expenditures for the next twelve months. However, we may sell additional debt securities or obtain credit facilities to further enhance our liquidity position.

See Note 8 — “Investments” in the Notes to the condensed consolidated financial statements for additional information.

Cash flow changes

Cash provided by operating activities is driven by our net income, adjusted for non-cash items, working capital changes, and non-operating gains from sales of investments. Non-cash adjustments include depreciation, amortization of intangible assets, stock-based compensation expense, non-cash restructuring charges, tax benefits from stock-based awards, excess tax benefits from stock-based awards, deferred income taxes, and earnings in equity interests. Cash provided by operating activities was higher than net income in the three months ended March 31, 2012 primarily due to the non-cash adjustments noted above.

Cash used in investing activities was primarily attributable to capital expenditures. In the three months ended March 31, 2012, we invested $110 million in net capital expenditures, which was offset by net proceeds from sales, maturities, and purchases of marketable debt securities of $35 million. In the three months ended March 31, 2011, we invested $168 million in net capital expenditures and used $32 million, net of cash acquired, for an acquisition, which was offset by net proceeds from sales, maturities, and purchases of marketable debt securities of $186 million.

Cash used in financing activities is driven by stock repurchases offset by employee stock option exercises. Our cash proceeds from employee stock option exercises were $12 million for the three months ended March 31, 2012, compared to $23 million for the same period of 2011. During the three months ended March 31, 2012, we used $71 million in the direct repurchase of 4.6 million shares of common stock at an average price of $15.47 per share. We used $32 million for tax withholding payments related to net share settlements of restricted stock units. During the three months ended March 31, 2011, we used $137 million in the direct repurchase of 8.4 million shares of common stock at an average price of $16.35 per share. We used $26 million for tax withholding payments related to net share settlements of restricted stock units and tax withholding-related reacquisition of shares of restricted stock.

Capital expenditures

Capital expenditures have generally been comprised of purchases of computer hardware, software, server equipment, furniture and fixtures, and real estate. Capital expenditures, net were $110 million for the three months ended March 31, 2012, compared to $168 million in the same period of 2011.

Contractual obligations and commitments

Leases. We have entered into various non-cancelable operating and capital lease agreements for office space and data centers globally for original lease periods up to 13 years, expiring between 2012 and 2022.

A summary of lease commitments as of March 31, 2012 is as follows (in millions):

	Gross Operating Lease Commitments	Capital Lease Commitment
Nine months ending December 31, 2012	$117	$6
Years ending December 31,
2013	136	9
2014	106	8
2015	81	8
2016	45	8
2017	31	9
Due after 5 years	38	14

Total gross lease commitments	$554	$62

Less: interest	—	(22)

Net lease commitments	$554	$40

Affiliate Commitments. In connection with contracts to provide advertising services to Affiliates, we are obligated to make payments, which represent TAC, to our Affiliates. As of March 31, 2012, these commitments totaled $133 million, of which $60 million will be payable in the remainder of 2012 and $73 million will be payable in 2013.

Intellectual Property Rights. We are committed to make certain payments under various intellectual property arrangements of up to $33 million through 2023.

Income Taxes. As of March 31, 2012, unrecognized tax benefits of $413 million, including interest and penalties, are recorded on our condensed consolidated balance sheets. As of March 31, 2012, the settlement period for our income tax liabilities cannot be determined.

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

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, as of March 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in currency exchange rates and interest rates and changes in the market values of our investments.

Interest Rate Exposure

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

Investments in fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. A hypothetical 100 basis point increase in interest rates would result in a $7 million and $14 million decrease in the fair value of our available-for-sale debt securities as of March 31, 2012 and 2011, respectively.

Foreign Currency Exposure

Our foreign currency exposure continues to increase as we grow internationally. The objective of our foreign exchange risk management program is to identify material foreign currency exposures and identify methods to manage these exposures to minimize the potential effects of currency fluctuations on our reported condensed consolidated cash flows and results of operations. We categorize our foreign currency exposure by three categories: 1) economic, 2) transaction, and 3) translation.

Economic Exposure. We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Our objective is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our reported consolidated cash flow and results of operations.

Transaction Exposure. Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported condensed consolidated financial position, cash flows and results of operations. We may enter into derivative instruments, such as foreign currency forward contracts or other instruments to minimize the short-term foreign currency fluctuations on such assets and liabilities. The gains and losses on the forward contracts may not offset any or more than a portion of the transaction gains and losses on certain foreign currency receivables, investments and payables recognized in earnings. Transaction gains and losses on these foreign exchange contracts are recognized each period in other income, net included on the condensed consolidated statements of income. Our net realized and unrealized foreign currency transaction losses were immaterial for both the three months ended March 31, 2011 and March 31, 2012. As of March 31, 2012, we had an outstanding forward contract with a notional value equivalent of approximately $92 million, which matured on April 30, 2012. On April 30, 2012, we entered into a new forward contract with a notional value equivalent of approximately $100 million, which will mature on July 31, 2012.

Translation Exposure. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries and our investments in equity interests into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income which is part of stockholders’ equity.

Revenue ex-TAC and related expenses generated from our international subsidiaries are generally denominated in the currencies of the local countries. Primary currencies include Australian dollars, British pounds, Euros, Japanese Yen, Korean won, and Taiwan dollars. The statements of income of our international operations are translated into U.S. dollars at exchange rates indicative of market rates during each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency-denominated transactions results in reduced consolidated revenue and operating expenses. Conversely, our consolidated revenue and operating expenses will increase if the U.S. dollar weakens against foreign currencies. Using the foreign currency exchange rates for the three months ended March 31, 2011, revenue ex-TAC for the Americas segment for the three months ended March 31, 2012 would have been higher than we reported by $1 million, revenue ex-TAC for the EMEA segment would have been higher than we reported by $2 million, and revenue ex-TAC for the Asia Pacific segment would have been lower than we reported by $2 million. Using the foreign currency exchange rates from the three months ended March 31, 2011, direct costs for the Americas segment for the three months ended March 31, 2012 would have been higher than we reported by $1 million, direct costs for the EMEA segment would have been higher than we reported by $1 million, and direct costs for the Asia Pacific segment would have been slightly lower than we reported.

Investment Exposure

We are exposed to investment risk as it relates to changes in the market value of our investments. We have investments in marketable debt securities and equity instruments of public and private companies.

Our cash and marketable debt securities investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A large portion of our cash is managed by external managers within the guidelines of our investment policy. We protect and preserve invested funds by limiting default, market, and reinvestment risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents and short-term and long-term investments in a variety of liquid fixed income securities, including both government and corporate obligations and money market funds. As of March 31, 2012 and 2011, net unrealized gains and losses on these investments were not material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

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

For a description of our material legal proceedings, see the section captioned “Contingencies” included in Note 10 — “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements, which is incorporated by reference herein.

Item 1A.	Risk Factors

We have updated the risk factors previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 29, 2012, as set forth below. Other than the addition of a risk factor concerning the pending proxy contest, we do not believe any of the changes constitute material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

The majority of our revenue is derived from display and search advertising, and the reduction in spending by or loss of current or potential advertisers would cause our revenue and operating results to decline.

For the three months ended March 31, 2012, 80 percent of our total revenue came from display and search advertising. Our ability to continue to retain and grow display and search revenue depends upon:

•	maintaining and growing our user base;

•	maintaining and growing our popularity as an Internet destination site;

•	maintaining and expanding our advertiser base on PCs and mobile devices;

•	broadening our relationships with advertisers to small- and medium-sized businesses;

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

Adverse general economic conditions have caused and could cause decreases or delays in spending by our advertisers and could harm our ability to generate revenue and our results of operations.

Advertising expenditures tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Since we derive most of our revenue from advertising, adverse economic conditions have caused, and a continuation of adverse economic conditions could cause, additional decreases or delays in advertising spending, a reduction in our advertising revenue and a negative impact on our short-term ability to grow our revenue. Further, any decreased collectability of accounts receivable or early termination of agreements, whether resulting from customer bankruptcies or otherwise due to the current economic conditions, could negatively impact our results of operations.

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

We currently deploy our own technology to provide paid search results on our network, except in markets where we have transitioned those services to Microsoft’s platform. Even after we complete the transition to Microsoft’s platform in all markets, we will need to continue to invest and innovate to improve our users’ search experience.

We also generate revenue through other online products and services, such as Yahoo! Mail. If we are unable to provide innovative search and other products and services which generate significant traffic to our Websites, our business could be harmed, causing our revenue to decline.

Our comprehensive strategic review, recently announced strategic framework, and changes to our management and organizational structure may cause uncertainty regarding the future of our business, and adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

Our Board of Directors conducted a comprehensive strategic review, which included evaluating a number of options to return our company to increased growth and innovation. In January 2012, the Board appointed Scott Thompson as the Company’s new Chief Executive Officer. Mr. Thompson undertook a comprehensive review of the Company to refocus on its core business and produce a strategic framework that will focus on customers. As a result of this review, in April 2012, we announced a new strategic framework for the business and changes to our management and organizational structure, as well as a related reduction in our workforce. Our strategic review process and implementation of the recently announced strategic framework and related changes to our management and organizational structure may cause speculation and uncertainty regarding our future business strategy and direction and has resulted in litigation pending in the Delaware Chancery Court relating to the strategic review process. These events may cause or result in:

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

If we are unable to mitigate these or other potential risks, our revenue, operating results, and financial condition may be adversely impacted.

If we are unable to recruit and retain key personnel, we may not be able to execute our business plan.

Our business is dependent on our ability to recruit, hire, motivate, and retain talented, highly skilled personnel. Achieving this objective may be difficult due to many factors, including the intense competition for such highly skilled personnel in the San Francisco Bay Area and other metropolitan areas where our offices and the offices of several of our competitors are located; fluctuations in global economic and industry conditions; changes in our management or leadership; uncertainty due to our comprehensive strategic review; recent changes to our organizational structure and the recent reduction in our workforce; competitors’ hiring practices; and the effectiveness of our compensation programs. If we do not succeed in recruiting, retaining, and motivating our key employees and in attracting new key personnel, we may be unable to meet our business plan and as a result, our revenue and profitability may decline.

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

Changes in these or any other laws and regulations or the interpretation of them, or an extension of our business into new areas, could increase our future compliance costs, make our products and services less attractive to our users, or cause us to change or limit our business practices. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities.

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

In addition, widespread adoption of new Internet, networking or telecommunications technologies, or other technological changes, could require substantial expenditures to modify or adapt our services or infrastructure. The technology architectures and platforms utilized for our services are highly complex and may not provide satisfactory security features or support in the future, as usage increases and products and services expand, change, and become more complex. In the future, we may make additional changes to our, or move to completely new, architectures, platforms and systems, or our users may increasingly access our sites through devices that compel us to invest in new architectures, platforms and systems. Such changes may be technologically challenging to develop and implement, may take time to test and deploy, may cause us to incur substantial costs or data loss, and may cause changes, delays or interruptions in service. These changes, delays, or interruptions in our service may cause our users, Affiliates and other advertising platform participants to become dissatisfied with our service or to move to competing providers or seek remedial actions or compensation. Further, to the extent that demands for our services increase, we will need to expand our infrastructure, including the capacity of our hardware servers and the sophistication of our software. This expansion is likely to be expensive and complex and require additional technical expertise. As we acquire users who rely upon us for a wide variety of services, it becomes more technologically complex and costly to retrieve, store, and integrate data that will enable us to track each user’s preferences. Any difficulties experienced in adapting our architectures, platforms and infrastructure to accommodate increased traffic, to store user data, and track user preferences, together with the associated costs and potential loss of traffic, could harm our operating results, cash flows from operations, and financial condition.

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

We rely on third parties to provide the technologies that we use to deliver content, advertising, and services to our users. There can be no assurance that these providers will continue to license their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies necessary to deliver our content, advertising, and services. We have limited or no control over the availability or acceptance of those technologies, and any change in the licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

If we are unable to attract, sustain, and renew distribution arrangements on favorable terms, our revenue may decline.

We enter into distribution arrangements with third parties such as operators of third-party Websites, online networks, software companies, electronics companies, computer manufacturers, Internet service providers and others to promote or supply our services to their users. For example:

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

On July 29, 2011, we entered into a Framework Agreement with Alibaba Group Limited (“Alibaba Group”), Softbank Corp., a Japanese corporation, Alipay.com Co., Ltd. (“Alipay”), APN Ltd., a company organized under the laws of the Cayman Islands (“IPCo”), Zhejiang Alibaba E-Commerce Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Holdco”), Jack Ma Yun, Joseph C. Tsai and certain security holders of Alipay or HoldCo as joinder parties. See Note 4—”Investments in Equity Interests” in the Notes to the condensed consolidated financial statements. Pursuant to the terms of the Framework Agreement, the parties agreed upon the consideration to be received by Alibaba Group for the restructuring of Alipay and the ongoing relationship between Alipay and Alibaba Group and its subsidiaries. The closing contemplated by the Framework Agreement occurred in December 2011. Alibaba Group may not realize the anticipated benefits of the Framework Agreement due to risks and uncertainties, including: the failure of Alipay to generate significant royalty and software technology services fees payable to Alibaba Group; the possibility that a liquidity event of Alipay does not occur; the failure or inability of IPCo to pay its promissory note in accordance with its terms; and uncertainties concerning the laws and regulations of the People’s Republic of China (the “PRC”) and the PRC regulatory environment.

We and certain officers, directors and third parties are party to a number of stockholder derivative suits and purported stockholder class action suits filed since we filed our Report on Form 10-Q for the quarter ended March 31, 2011 with the Securities and Exchange Commission. See the section captioned “Contingencies” included in Note 10—”Commitments and Contingencies” in the Notes to the condensed consolidated financial statements. Such claims and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. These lawsuits or any future lawsuits may become time consuming and expensive and may result in adverse outcomes.

New technologies could block our advertisements, impair our ability to serve interest-based advertising, or shift the location in which search results appear, which could harm our operating results.

Technologies have been developed and are likely to continue to be developed that can block display, search, and interest-based advertising and content, or shift the location in which search results appear on pages so that our advertisements do not appear in the most monetizable places on our pages or are obscured. Most of our revenue is derived from fees paid by advertisers in connection with the display of graphical advertisements or clicks on search advertisements on Web pages. As a result, such technologies and tools could reduce the number of display and search advertisements that we are able to deliver or our ability to serve our interest-based advertising and this, in turn, could reduce our advertising revenue and operating results.

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

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, stockholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results, and financial condition. See Note 10 — ”Commitments and Contingencies” in the Notes to the condensed consolidated financial statements.

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

Our business could be negatively affected as a result of the proxy contest.

We have received notice from certain entities affiliated with Third Point LLC (the “Third Point Entities”) that they intend to nominate four individuals for election to our Board of Directors at the Company’s 2012 annual meeting of stockholders and to solicit proxies from stockholders in support of their four nominees. If the Third Point Entities do not withdraw their nominations and the proxy contest continues, our business could be adversely affected because:

•

responding to the proxy contest, including, but not limited to, issues related to the qualifications of our CEO, Board and management, can be disruptive, costly and time-consuming, and divert the attention of our management and employees;

•

perceived uncertainties as to our future direction, including, but not limited to, uncertainties related to our CEO, Board and management, may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel, advertisers or other business partners; and

•

if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.

Our stock price has been volatile historically and may continue to be volatile regardless of our operating performance.

The trading price of our common stock has been and may continue to be subject to broad fluctuations. During the three months ended March 31, 2012, the closing sale price of our common stock on the NASDAQ Global Select Market ranged from $14.42 to $16.29 per share and the closing sale price on April 30, 2012 was $15.54 per share. Our stock price may fluctuate in response to a number of events and factors, such as variations in quarterly operating results, announcements and implementations of technological innovations or new services by us or our competitors; changes in financial estimates and recommendations by securities analysts; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; the current and anticipated future operating performance of companies in which we have an equity investment, including Yahoo Japan Corporation (“Yahoo Japan”) and Alibaba Group; and news reports or rumors relating to us, companies in which we have an equity investment, trends in our markets, or general economic conditions.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchase activity during the three months ended March 31, 2012 was as follows:

Period	Total Number of Shares Purchased (*)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in 000s) (*)
January 1 — January 31, 2012	4,556,054	$15.47	4,556,054	$534,847
February 1 — February 29, 2012	—	$—	—	$534,847
March 1 — March 31, 2012	—	$—	—	$534,847

Total	4,556,054	$15.47	4,556,054

(*)

The shares repurchased in the three months ended March 31, 2012 were under our stock repurchase program that was announced in June 2010 with an authorized level of $3 billion. This program, according to its terms, will expire in June 2013. Repurchases may take place in the open market or in privately negotiated transactions, including derivative transactions, and may be made under a Rule 10b5-1 plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Index to Exhibits (following the signatures page of this Report) are filed with, or incorporated by reference in, this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YAHOO! INC.

Dated: May 9, 2012	By:	/s/ SCOTT THOMPSON
Scott Thompson Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2012	By:	/s/ TIMOTHY R. MORSE
Timothy R. Morse Chief Financial Officer (Principal Financial Officer)

YAHOO! INC.

Index to Exhibits

Exhibit Number	Description

3.1(A)	Amended and Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed July 28, 2000 and incorporated herein by reference).

3.1(B)	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant (included as Exhibit A within the Amended and Restated Rights Agreement, dated as of April 1, 2005, by and between the Registrant and Equiserve Trust Company, N.A., as rights agent (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2005 and incorporated herein by reference)).

3.2	Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.1 to Amendment No. 1 to the Registrant’s Current Report on Form 8-K filed December 20, 2010 and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

31.2*	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

32*	Certificate of Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(b) and 15d-14(b) and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2012.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.